Form 10-Q
period 2002-07-14
RED ROBIN GOURMET BURGERS INC
filed 2002-08-23
CIK 1171759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 14, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

     Commission file number 0-49916

Red Robin Gourmet Burgers, Inc.
(Exact Name of Registrant as Specified in Its Charter)

State of Delaware	84-1573084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5575 DTC Parkway, Suite 110 Greenwood Village, CO	80111
(Address of Principal Executive Offices)	(Zip Code)

(303) 846-6000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐        No  ☒

As of August 19, 2002, there were 15,101,275 outstanding shares of the Registrant’s Common Stock.

RED ROBIN GOURMET BURGERS, INC.

INDEX

Report on Form 10-Q for the Twelve Weeks Ended July 14, 2002

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

	July 14, 2002	December 30, 2001
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$6,532,973	$18,992,153
Accounts receivable, net of allowance for doubtful accounts of $263,490 and $1,565,048 at July 14, 2002, and December 30, 2001, respectively	2,401,223	2,697,197
Inventories	3,104,030	2,745,898
Prepaid expenses and other current assets	1,372,506	2,072,715
Income tax refund receivable	—	25,379
Deferred tax asset	1,666,888	1,667,165
Restricted current assets—marketing funds	299,601	680,607

Total current assets	15,377,221	28,881,114

Real estate held for sale	1,892,496	842,496
Property and equipment, at cost, net of accumulated depreciation and amortization of $58,900,521 and $54,986,518 at July 14, 2002, and December 30, 2001, respectively	98,996,041	82,451,120
Deferred tax asset	8,188,128	8,652,382
Goodwill, net	25,653,177	22,554,777
Other assets, net	13,045,015	11,059,097

Total assets	$163,152,078	$154,440,986

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$6,812,052	$5,669,512
Accrued payroll and payroll-related liabilities	7,239,539	7,254,058
Unredeemed gift certificates	1,716,203	2,341,504
Accrued liabilities	6,401,790	7,200,640
Accrued liabilities—marketing funds	299,601	680,607
Current portion of long-term debt	9,669,816	5,077,515

Total current liabilities	32,139,001	28,223,836

Deferred rent payable	4,666,687	4,229,199
Long-term debt	73,048,245	75,009,577

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock; $.001 par value: 50,000,000 shares authorized; 11,095,413 and 10,090,312 shares issued and outstanding at July 14, 2002, and December 30, 2001, respectively	11,095	10,090
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	60,214,805	53,454,868
Deferred compensation	(248,916)	—
Notes receivable from stockholders/officers	(6,000,000)	(600,000)
Accumulated deficit	(678,839)	(5,886,584)

Total stockholders’ equity	53,298,145	46,978,374

Total liabilities and stockholders’ equity	$163,152,078	$154,440,986

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2002	July 15, 2001	July 14, 2002	July 15, 2001
Revenues:
Restaurant	$63,024,490	$49,865,446	$139,341,482	$114,437,132
Franchise royalties and fees	1,954,032	2,048,006	4,711,183	4,869,844
Rent revenue	77,500	126,188	204,418	246,213

Total revenues	65,056,022	52,039,640	144,257,083	119,553,189

Costs and Expenses:
Restaurant operating costs:
Cost of sales	14,622,695	11,818,232	32,519,307	27,770,654
Labor	22,705,367	17,029,017	50,133,297	39,667,750
Operating	9,690,291	7,319,771	21,102,699	17,636,203
Occupancy	4,361,247	3,377,055	9,643,575	7,543,671
Depreciation and amortization	2,840,075	2,416,532	6,439,267	5,568,957
General and administrative	4,779,289	3,878,407	10,491,037	8,422,995
Franchise development	628,232	781,353	1,989,886	2,391,380
Pre-opening costs	510,086	279,186	1,026,626	284,540
Gain on lease buy-out	(944,985)	—	(944,985)	—

Total costs and expenses	59,192,297	46,899,553	132,400,709	109,286,150

Income from operations	5,863,725	5,140,087	11,856,374	10,267,039

Other (Income) Expense:
Interest expense	1,793,678	1,821,894	4,010,728	4,321,264
Interest income	(37,259)	(235,144)	(137,117)	(443,159)
Other	(43,149)	38,967	(17,688)	102,194

Total other expense	1,713,270	1,625,717	3,855,923	3,980,299

Income before income taxes	4,150,455	3,514,370	8,000,451	6,286,740

Provision for income taxes	(1,418,242)	(1,142,171)	(2,792,706)	(2,043,191)

Net income	$2,732,213	$2,372,199	$5,207,745	$4,243,549

Net income per share:
Basic	$0.27	$0.24	$0.51	$0.42

Diluted	$0.25	$0.23	$0.49	$0.42

Weighted average shares outstanding:
Basic	10,298,579	10,087,848	10,179,630	10,081,315

Diluted	10,767,392	10,197,517	10,702,503	10,182,706

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Eight Weeks Ended
	July 14, 2002	July 15, 2001
Net cash flows provided by operating activities	$12,320,626	$12,040,874

Cash Flows From Investing Activities:
Purchases of property and equipment	(21,200,471)	(8,194,043)
Acquisition of Western Franchise Development, net of cash acquired	(6,307,309)	—
Issuance of notes receivable—stockholder/officer	—	(300,000)
Other, net	33,000	460,415

Net cash flows used in investing activities	(27,474,780)	(8,033,628)

Cash Flows From Financing Activities:
Borrowings of long-term debt	5,530,500	5,356,752
Payments of long-term debt and capital leases	(2,899,531)	(2,604,323)
Sale of common stock	479,600	80,924
Other, net	(415,595)	(250,009)

Net cash flows provided by financing activities	2,694,974	2,583,344

Net (decrease) increase in cash and cash equivalents	(12,459,180)	6,590,590

Cash and cash equivalents, beginning of period	18,992,153	8,316,826

Cash and cash equivalents, end of period	$6,532,973	$14,907,416

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    DESCRIPTION OF BUSINESS

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), which was formed as a Delaware corporation in 2001, became the parent of Red Robin International, Inc. (RRI), a Nevada corporation, through a series of corporate transactions in 2001. Red Robin had no operations prior to merging with RRI. Red Robin and its subsidiaries operate Red Robin restaurants from facilities that are owned or leased. Subsidiaries of Red Robin also sell franchises and receive royalties from the operation of franchised Red Robin restaurants. At July 14, 2002, there were 91company-owned and 98 franchise-operated restaurants located in 23 states and two Canadian provinces. Red Robin and its subsidiaries also own and lease to third parties certain land, buildings and equipment.

2.    BASIS OF PRESENTATION

The accompanying interim Condensed Consolidated Financial Statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of those of a normal recurring nature) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s previous filings with the U.S. Securities and Exchange Commission.

The Company’s second quarter ended July 14, 2002, is referred to as second quarter 2002 or the twelve weeks ended July 14, 2002, and our second quarter ended July 15, 2001, is referred to as second quarter 2001, or the twelve weeks ended July 15, 2001. Our first quarter ended April 21, 2002, is referred to as first quarter 2002, and our first quarter ended April 22, 2001, is referred to as first quarter 2001. For fiscal year 2002 and 2001, our first quarters include 16 weeks and our second quarters include 12 weeks. Together, the first and second quarter of each respective fiscal year are referred to as the twenty-eight weeks ended July 14, 2002, and July 15, 2001, respectively.

The condensed consolidated financial statements include the accounts of Red Robin and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of the financial statements pertain to franchise receivables, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and worker’s compensation reserves, closed restaurant reserves, utilities, and contingencies and litigation. Actual results could differ from those estimates.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method and modifies the criteria for recognition of intangible assets. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, goodwill and certain indefinite lived intangible assets are no longer subject to amortization over their estimated useful life. Instead, impairment is assessed on an annual basis, or more frequently if circumstances indicate a possible impairment, by means of a fair-value based test.

RED ROBIN GOURMET BURGERS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective at the beginning of fiscal year 2002, the Company adopted SFAS No. 142, and in accordance with its provisions reclassified the carrying amount of assembled workforce intangible assets to goodwill. The following table presents the changes in the carrying amount of goodwill for the twenty-eight weeks ended July 14, 2002:

Balance as of December 30, 2001	$22,554,777
Reclassification of assembled workforce from other intangibles	694,424
Goodwill acquired during the year	2,403,976

Balance as of July 14, 2002	$25,653,177

In accordance with the provisions of SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal year 2002. The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the first and second quarters of 2001:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2002	July 15, 2001	July 14, 2002	July 15, 2001
Reported net income	$2,732,213	$2,372,199	$5,207,745	$4,243,549
Add back: Amortization of goodwill, net of tax	—	123,349	—	289,048
Add back: Amortization of assembled workforce intangible assets, net of tax	—	131,366	—	306,520

Adjusted net income	$2,732,213	$2,626,914	$5,207,745	$4,839,117

Basic net income per share:
Reported basic net income per share	$0.27	$0.24	$0.51	$0.42
Amortization of goodwill, net of tax	—	0.01	—	0.03
Amortization of assembled workforce intangible assets, net of tax	—	0.01	—	0.03

Adjusted basic net income per share	$0.27	$0.26	$0.51	$0.48

Diluted earnings per share:
Reported diluted net income per share	$0.25	$0.23	$0.49	$0.42
Amortization of goodwill, net of tax	—	0.01	—	0.03
Amortization of acquired assembled workforce intangible assets, net of tax	—	0.01	—	0.03

Adjusted diluted net income per share	$0.25	$0.25	$0.49	$0.48

For intangible assets subject to amortization, the following tables present the gross carrying amount and accumulated amortization, in total and by major intangible asset class as of July 14, 2002, as well as the aggregate amortization expense for the twenty-eight weeks ended July 14, 2002, and the estimated aggregate amortization expense for each of the five succeeding fiscal years:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Franchise rights	$8,600,000	$(629,744)
Liquor licenses	878,869	(331,668)

	$9,478,869	$(961,412)

RED ROBIN GOURMET BURGERS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Aggregate amortization expense
For the twenty-eight weeks ended July 14, 2002	$323,547

Estimated amortization expense
For the year ended 12/29/02	$613,533
For the year ended 12/28/03	583,936
For the year ended 12/26/04	555,405
For the year ended 12/25/05	535,625
For the year ended 12/31/06	492,105

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, and in general are to be applied prospectively. The Company’s adoption of SFAS No. 144, effective at the beginning of fiscal year 2002, did not have a material impact on its results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company has early adopted SFAS No. 145 and consequently will not record the loss on debt extinguishment, as described in Note 10, as an extraordinary item.

In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

RED ROBIN GOURMET BURGERS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.    FRANCHISE ACQUISITIONS

On January 14, 2002, a wholly-owned subsidiary of Red Robin acquired all of the outstanding stock of Western Franchise Development, Inc. (WFD) for $6.3 million in cash, net of $148,691 of cash acquired. WFD operated six restaurants in Northern California under franchise agreements with the Company. The Company acquired WFD after exercising its right of first refusal upon reviewing a bona fide offer between the franchisee and a third party. The final purchase price was equal to the amount agreed upon between the franchisee and the third party. WFD’s results of operations have been included in the accompanying condensed consolidated statements of income from its date of acquisition. The Company accounted for the transaction as a purchase business combination and the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows:

Current assets	$234,116
Property and equipment	1,692,088
Goodwill	2,403,976
Intangible assets subject to amortization	2,902,558
Current liabilities	(925,429)

Cash paid for acquisition of WFD, net of cash acquired	$6,307,309

Intangible assets subject to amortization include franchise rights of $2.8 million and liquor licenses. Franchise rights are amortized over 20 years, and liquor licenses are amortized over their respective useful lives which range from one to five years.

On January 28, 2002, Red Robin International (RRI), a wholly-owned subsidiary of Red Robin, acquired the assets of two restaurants in Missouri and Ohio for $2.8 million in cash from a franchisee. On February 11, 2002, RRI assumed operation of a second restaurant in Ohio, which had been subleased by RRI to this franchisee. On February 19, 2002, RRI consummated the purchase of the assets of a third restaurant in Ohio from this same franchisee for approximately $1.0 million in cash. The results of operations for each of these restaurants have been included in the accompanying condensed consolidated statements of income from their respective date of acquisition.

5.    LONG-TERM DEBT

On April 25, 2002, the Company entered into a credit agreement with U.S. Bank for a revolving credit facility of up to $10.0 million, of which $5.0 million was outstanding as of July 14, 2002, bearing interest at 4.84%. As a result of Red Robin’s consummation of its initial public offering on July 18, 2002, the Company repaid the entire outstanding balance on this facility on July 24, 2002, and the U.S. Bank revolving credit agreement was terminated (see Note 10, for additional detail regarding the Company’s new $40.0 million Wachovia Bank revolving credit facility).

6.    LEASE TERMINATION FEE

During the second quarter of 2002, the Company realized a $1.0 million non-recurring gain due to a landlord lease buy-out of an existing company-owned restaurant. As a result, the Company relocated the restaurant to a new location during June 2002. The early lease termination fee received of $1.4 million has been presented net of related charges of $0.2 million for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of $0.2 million.

RED ROBIN GOURMET BURGERS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.    FRANCHISE OPERATIONS

Results of franchise operations consist of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2002	July 15, 2001	July 14, 2002	July 15, 2001
Franchise royalties and fees
Royalty income	$1,921,099	$1,914,176	$4,576,508	4,651,014
Franchise fees	32,933	133,830	134,675	218,830

Total franchise royalties and fees	1,954,032	2,048,006	4,711,183	4,869,844

Franchise development costs
Payroll and employee benefit costs	332,276	326,789	784,637	735,605
General and administrative	295,956	454,564	1,205,249	1,655,775

Total franchise development costs	628,232	781,353	1,989,886	2,391,380

Operating income from franchise operations	$1,325,800	$1,266,653	$2,721,297	$2,478,464

8.    EQUITY AND EARNINGS PER SHARE

On June 4, 2002, the Company’s shareholders approved a 1 for 2.9 reverse stock split. All share and per share amounts herein have been adjusted to reflect this reverse stock split as of the beginning of the first period presented.

The Company presents both basic and diluted net income per share amounts. Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if holders of stock options exercised their options to purchase common stock. The dilutive effect of stock options is calculated using the treasury stock method.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2002	July 15, 2001	July 14, 2002	July 15, 2001
Numerator for basic and diluted net income per share	$2,732,213	$2,372,199	$5,207,745	$4,243,549

Denominator:
Denominator for basic net income per share	10,298,579	10,087,848	10,179,630	10,081,315
Employee stock options and unvested early exercise shares	468,813	109,669	522,873	101,391

Denominator for diluted net income per share	10,767,392	10,197,517	10,702,503	10,182,706

Unvested shares issued upon early exercise, as described in Note 9, are not considered outstanding for purposes of computing basic net income per share because the employee is not entitled to the rewards of ownership. However, these shares are included as potentially dilutive for purposes of estimating diluted net income per share.

9.    RELATED PARTY TRANSACTIONS

        On April 25, 2002, officers of the Company early exercised options to acquire 775,862 shares and exercised fully vested options to acquire 146,552 shares of the Company’s common stock. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006, to January 29, 2012, or earlier if employment terminates. Unvested shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested pursuant to the original vesting schedule of the stock option grants. The notes are recorded as a reduction of stockholders’ equity as of July 14, 2002.

RED ROBIN GOURMET BURGERS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.    SUBSEQUENT EVENTS

On July 18, 2002, Red Robin completed an initial public offering (IPO) of 5,038,000 shares of common stock, of which 4,000,000 shares were offered by the Company at a price to the public of $12.00 per share. The remaining 1,038,000 shares were offered by selling stockholders. The Company received proceeds of $44.6 million from the IPO, net of $3.4 million of underwriting fees and commissions. As of July 14, 2002, other assets, net, included $1.2 million of capitalized offering costs. In addition, the Company expects to incur an additional $0.5 million of capitalized offering costs related to the IPO. Upon completion of this offering, capitalized offering costs were charged directly to additional paid-in capital as a reduction of the related proceeds.

Concurrent with the completion of the offering, the Company entered into a $40.0 million revolving credit agreement on July 24, 2002, with Wachovia Bank, N.A. (Wachovia) and other financial institutions named therein. The Wachovia revolving credit facility expires on July 24, 2005. The Company intends to use borrowings under the revolving credit facility to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The facility is secured by a first priority pledge of all of the outstanding capital stock of the Company’s subsidiaries and a first priority lien on substantially all of the Company’s tangible and intangible assets. The revolving credit agreement requires that the Company comply with a maximum leverage ratio, initially set at 2.0 to 1.0, as well as a minimum fixed charge coverage ratio, initially set at 1.25 to 1.0, and a minimum Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) requirement, initially set at $27.5 million and 90% of the prior twelve-month period EBITDA. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures or sale-leaseback transactions, sell assets, incur indebtedness, make investments, create liens and pay dividends. The Company is currently in compliance with all covenants.

On July 24, 2002, the Company borrowed $11.3 million under the Wachovia revolving credit facility to repay existing indebtedness, of which $0.3 million was repaid to Wachovia on July 30, 2002. The remaining $11.0 million bears interest at 3.58% per annum through October 29, 2002. Future Wachovia borrowings will bear interest at an Alternate Base Rate, which will be based on the Prime Rate plus 0.5% to 1.25%, or a London Interbank Offered Rate (LIBOR), which will be based on the relevant one, two, three or six month LIBOR rate plus 1.5% to 2.25%, at the Company’s discretion. No more than five LIBOR Rate loans may be in effect at any time. The spread, or margin, for Alternate Base Rate loans and LIBOR Rate loans will be adjusted quarterly based on the Company’s then current leverage ratio. Interest payments on Alternate Base Rate loans will be due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR Rate loans having an interest period of three months or less will be due the last day of such interest period. Interest payments on LIBOR Rate loans having an interest period longer than three months will be due every three months after the first day of the interest period and the last day of such interest period.

Net proceeds from the IPO, together with borrowings under our Wachovia revolving credit facility, were used to repay: $48.0 million outstanding under the Company’s existing term loan, including $0.3 million of accrued interest and a prepayment penalty of $1.8 million; $5.0 million outstanding under the Company’s revolving credit facility with U.S. Bank, N.A.; $1.6 million outstanding under one real estate loan, including a 1% prepayment penalty; and $0.4 million outstanding under three equipment loans. Subsequent to these repayments, which occurred on July 24, 2002, the Company’s remaining current and long-term debt and capital lease obligations totaled approximately $40.7 million.

In addition to the prepayment penalties described above, the termination of our existing Finova term loan and U.S. Bank revolving credit facility also resulted in non-cash charges of approximately $2.4 million due to the write-off of capitalized debt issuance costs which were being amortized over the respective lives of the relevant credit agreements. The Company has early adopted SFAS No. 145 and consequently will not record the loss on debt extinguishment as an extraordinary item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our previous filings with the U.S. Securities and Exchange Commission (SEC). Certain information contained in this Form 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. Such statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following: our ability to achieve and manage our planned expansion; our ability to raise capital in the future; the ability of our franchisees to open and manage new restaurants; our franchisees’ adherence to our practices, policies and procedures; changes in the availability and costs of food; potential fluctuation in our quarterly operating results due to seasonality and other factors; the continued service of key management personnel; the concentration of our restaurants in the Western United States; our ability to protect our name and logo and other proprietary information; changes in consumer preferences or consumer discretionary spending; health concerns about our food products; our ability to attract, motivate and retain qualified team members; the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages; the impact of litigation; the effect of competition in the restaurant industry; and other risk factors described from time to time in SEC reports filed by Red Robin.

Overview

We currently own and operate 91 casual dining restaurants under the name “Red Robin® America’s Gourmet Burgers & Spirits®” in 12 states and have 98 additional restaurants operating under franchise or license agreements in 18 states and Canada. During the twenty-eight week period ended July 14, 2002, we opened five new company-owned restaurants and relocated one restaurant. We intend to open five additional new company-owned restaurants during the third and fourth quarters, for a total of ten new restaurants and one relocated restaurant for the full year of fiscal 2002. In addition, we acquired ten franchised restaurants in January and February of 2002.

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable.

Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and worker’s compensation reserves, closed restaurant reserves, utilities, and contingencies and litigation.

We believe that the following represent our more critical accounting policies and estimates used in the preparation of our consolidated financial statements, although not all-inclusive.

Revenue recognition—franchise operations

We typically grant franchise rights to private operators for a term of 20 years, with the right to extend the term for an additional ten years if certain conditions are satisfied. We provide management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3.0% to 4.0% of the franchised restaurant’s adjusted sales. Franchise fee revenue from individual franchise sales is recognized when all material obligations of and initial services to be provided by us have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue, a liability. Area franchise fees are dependent upon the number of restaurants in the territory as are our obligations under the area franchise agreement. Consequently, as our obligations are met, area franchise fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the reporting franchisee’s adjusted sales.

Valuation of long-lived assets

As of the beginning of fiscal year 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Asets and for Long-Lived Assets to Be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In accordance with SFAS No. 144, management assesses for impairment both those assets for which management has committed to a plan of disposal and long-lived assets to be held and used in continuing operations whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform this assessment on a restaurant-by-restaurant basis and will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Amortization of goodwill

Effective at the beginning of fiscal year 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and in accordance with its provisions, we reclassified $694,424 of assembled workforce intangible assets to goodwill. In accordance with the provisions of SFAS No. 142, goodwill and certain intangible assets with indefinite lives are no longer subject to amortization over their estimated useful life. Instead, impairment is assessed on an annual basis, or more frequently if circumstances indicate a possible impairment, by means of a fair-value based test. As a result, we ceased amortizing goodwill as of the beginning of fiscal year 2002. There can be no assurances that future goodwill impairment tests will not result in charges to earnings. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our adoption of SFAS No. 142 and its impact on our financial statements.

Financial definitions

Revenues.    Our revenues are comprised of restaurant sales, franchise royalties and fees and rent. Our restaurant sales are comprised almost entirely of food and beverage sales. Our franchise royalties and fees consist primarily of royalty income and initial franchise fees. Rent revenue is comprised of rents received from leasing properties to franchisees and others.

Cost of sales; labor; operating; and occupancy.    Cost of sales is comprised of food and beverage expenses. The components of cost of sales are variable and increase with sales volume. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant team members. Operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related costs. Our operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

Depreciation and amortization.    Depreciation and amortization principally includes depreciation on capital expenditures for restaurants as well as amortization of intangible assets including franchise rights and liquor licenses.

General and administrative.    General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses and related employee benefits, travel, information systems, training, corporate rent, professional and consulting fees and marketing costs.

Franchise development.    Franchise development costs include corporate and administrative costs that support franchise operations, including menu development, site selection and prototype plans for new restaurants, marketing services and analysis, franchise team member training, equipment and food purchasing and franchise bad debts. These costs also include ongoing franchise site visits, meetings and conferences, financial studies and analysis and other operational assistance as necessary.

Pre-opening costs.    Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial work force, travel, the cost of food and beverages used in training, marketing costs and other direct costs related to the opening of a new restaurant.

Comparable restaurant sales.    In calculating company-owned comparable restaurant sales, restaurants become comparable in the first period following the first full fiscal year of operations. As of July 14, 2002, we had 70 company-owned restaurants that met this criteria.

Results of Operations

Our operating results for the twelve and twenty-eight weeks ended July 14, 2002 and July 15, 2001, respectively, are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2002	July 15, 2001	July 14, 2002	July 15, 2001
	(Unaudited)		(Unaudited)
Revenues:
Restaurant	96.9%	95.9%	96.6%	95.7%
Franchise royalties and fees	3.0	3.9	3.3	4.1
Rent revenue	0.1	0.2	0.1	0.2

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.2	23.7	23.3	24.3
Labor	36.0	34.1	36.0	34.7
Operating	15.4	14.7	15.1	15.4
Occupancy	6.9	6.8	6.9	6.6

Total restaurant operating costs	81.5	79.3	81.3	81.0
Depreciation and amortization	4.4	4.6	4.5	4.7
General and administrative	7.3	7.5	7.3	7.0
Franchise development	1.0	1.5	1.4	2.0
Pre-opening costs Franchise development	0.8	0.5	0.7	0.2
Gain on lease buy-out	(1.5)	—	(0.7)	—

Income from operations	9.0	9.9	8.2	8.6

Other (Income) Expense:
Interest expense	2.8	3.5	2.8	3.6
Interest income	(0.1)	(0.5)	(0.1)	(0.4)
Other	(0.1)	0.1	0.0	0.1

Total other expenses	2.6	3.1	2.7	3.3
Income before income taxes	6.4	6.8	5.5	5.3
Provision for income taxes	(2.2)	(2.2)	(1.9)	(1.7)

Net income	4.2%	4.6%	3.6%	3.6%

Second Quarter 2002 (12 weeks) compared to Second Quarter 2001 (12 weeks)

        Total revenues.    Total revenues increased by $13.0 million, or 25.0%, to $65.1 million in the second quarter of 2002, from $52.0 million in the second quarter of 2001, due to a $13.2 million increase in restaurant sales. The increase in restaurant sales was due to $6.5 million in sales derived from ten restaurants acquired from two franchisees during the first quarter of 2002, $3.2 million of sales from five new restaurants opened during fiscal 2002, $2.6 million in additional sales from a full quarter of operations for the six restaurants that we opened in 2001, and $1.4 million from comparable restaurant sales increases of 2.8%. For the second quarter, the increase in comparable restaurant sales was driven by an increase in guest counts of 2.3% and an increase in the average guest check of 0.5% compared to the second quarter of 2001. These increases in restaurant sales were offset by one restaurant closure in 2002, and two restaurant closures in 2001, that contributed $0.5 million more in sales during the second quarter of 2001, than in the second quarter of 2002. We believe that the continuing economic downturn in the telecommunications and technology industries adversely affected sales in three of our markets, Seattle, Portland and Denver, which combined represented 46.1% of our comparable restaurant sales for the second quarter of 2002. For these markets, the comparable restaurant sales increased 0.4% for the second quarter. Excluding these markets, comparable restaurant sales increased 4.9%. Franchise royalties and fees decreased 4.6% primarily as a result of ten fewer franchise units in operation due to our acquisitions in the first quarter of 2002.

Cost of sales.    Cost of sales increased by $2.8 million, or 23.7%, to $14.6 million in the second quarter of 2002, from $11.8 million in the second quarter of 2001, due to more restaurants being operated during the second quarter of 2002. Cost of sales as a percentage of restaurant sales decreased to 23.2% in the second quarter of 2002, from 23.7% in the second quarter of 2001. This reduction in cost of sales as a percentage of restaurant sales was primarily a result of favorable commodity pricing and continuing management initiatives to reduce the cost of food and beverage products, reduce waste in our restaurants and improve margins.

Labor.    Labor expenses increased by $5.7 million, or 33.3%, to $22.7 million in the second quarter of 2002, from $17.0 million in the second quarter of 2001, due to more restaurants being operated in the second quarter of 2002. Overall, $2.4 million of this increase is attributable to the ten restaurants we acquired in the first quarter of 2002, $1.4 million relates to the five new restaurants opened during fiscal 2002, $1.0 million is related to a full quarter of operations for the six restaurants we opened in 2001, and $1.4 million is attributable to increased labor at comparable restaurants. We increased labor at comparable restaurants in an effort to achieve increased comparable restaurant sales. These increases in labor were offset by one restaurant closure in the first quarter of 2002, and two restaurant closures in 2001, that contributed $260,000 more in labor in the second quarter of 2001 than in the second quarter of 2002, and a $265,000 decrease in bonuses in the second quarter of 2002, compared to second quarter of 2001. Overall, labor expenses as a percentage of restaurant sales increased to 36.0% in the second quarter of 2002, from 34.1% in the second quarter of 2001. These increases were due in part to increased benefits costs, higher training and controllable labor costs for the ten acquired restaurants as well as our five new restaurant openings in 2002, and minimum wage increases which took effect in Washington and California in the first quarter of 2002.

Operating.    Operating expenses increased by $2.4 million, or 32.4%, to $9.7 million in the second quarter of 2002, from $7.3 million in the second quarter of 2001, due to more restaurants being operated in the second quarter of 2002 as compared to the second quarter of 2001. Operating expenses as a percentage of restaurant sales increased to 15.4% in the second quarter of 2002, from 14.7% in the second quarter of 2001. The increase was due primarily to inefficiencies resulting from the ten restaurants we acquired in the first quarter of 2002, and the five new restaurants opened during fiscal 2002. Utility expenses were 2.6% of restaurant sales in the second quarter of 2002 compared to 2.9% in the second quarter of 2001. Utility expenses were higher all over the country in 2001, but especially in Southern California, where electricity costs were significantly higher during certain periods during 2001 compared to 2002.

Occupancy.    Occupancy expenses increased by $1.0 million, or 29.1%, to $4.4 million in the second quarter of 2002, from $3.4 million in the second quarter of 2001, due to more restaurants being operated in the second quarter of 2002. Occupancy expenses as a percentage of sales increased 0.1% to 6.9% in the second quarter of 2002, from 6.8% in the second quarter of 2001, primarily as a result of higher occupancy expenses on our new restaurants opened in 2002 and 2001, as well as the ten restaurants acquired in the first quarter of 2002.

Depreciation and amortization.    Depreciation and amortization increased $0.4 million, or 17.5%, to $2.8 million in the second quarter of 2002, from $2.4 million in the second quarter of 2001. The increase was primarily due to the additional depreciation on six new restaurants opened during 2001, ten restaurants acquired in the first quarter of 2002, and five new restaurants opened in fiscal 2002. Depreciation and amortization expenses as a percentage of total revenues decreased 0.2% to 4.4% in the second quarter of 2002, from 4.6% in the second quarter of 2001. However, total depreciation and amortization for the second quarter of 2002, is not comparable to the second quarter of 2001, due to the fact that we ceased amortizing goodwill as of the beginning of fiscal 2002. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements for more detail.

General and administrative.    General and administrative expenses increased by $0.9 million, or 23.2%, to $4.8 million in the second quarter of 2002, from $3.9 million in the second quarter of 2001. The increase is primarily a result of higher salaries and related costs attributable to operating more company-owned restaurants and to costs associated with the preparation of our IPO. General and administrative expenses as a percentage of total revenues decreased 0.2% to 7.3% in the second quarter of 2002, from 7.5% in the second quarter of 2001. The improvement is primarily due to additional infrastructure leverage from higher revenues offset by costs associated with our preparation for our initial public offering.

Franchise development.    Franchise development expenses decreased $0.2 million to $0.6 million in the second quarter of 2002, from $0.8 million in the second quarter of 2001, and decreased 0.5% as a percentage of total revenues to 1.0% in the second quarter of 2002, from 1.5% in the second quarter of 2001. The decrease in franchise development expenses was primarily due to the fact that there were three fewer franchise restaurant openings in the second quarter of 2002, compared to the second quarter of 2001.

Pre-opening costs.    Pre-opening costs increased $0.2 million to $0.5 million in the second quarter of 2002, from $0.3 million in the second quarter of 2001. The increase was due in part to opening one more company-owned restaurant during the second quarter of 2002, compared to the second quarter of 2001. In addition, because pre-opening costs are expensed as incurred, we recognized additional pre-opening expenses in the second quarter of 2002 relating to a new restaurant opening which occurred in the third quarter of fiscal year 2002, as well as additional training and mock services costs for other planned fiscal year 2002 openings.

Gain on lease buy-out.    During the second quarter of 2002, we realized a $1.0 million non-recurring gain due to a landlord lease buy-out of one of our company-owned restaurants. As a result, we relocated the restaurant to a new location during June. The early termination fee received of $1.4 million has been presented net of related charges of $0.2 million for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of $0.2 million.

Interest expense.    Interest expense decreased by $28,216, or 1.5%, to $1.8 million in the second quarter of 2002 as compared to the second quarter of 2001.

Interest income.    Interest income decreased by $0.2 million to $37,259 in the second quarter of 2002, as compared to the second quarter of 2001. This decrease was directly related to lower average cash balances during the second quarter of 2002, compared with the second quarter of 2001, as well as lower average interest rates.

Other.    Other income was $43,149 for the second quarter of 2002, as compared with other expense of $38,967 in the second quarter of 2001.

Income before income taxes.    As a result of the above, income before income taxes increased $0.6 million, or 18.1%, to $4.1 million in the second quarter of 2002, from $3.5 million in the second quarter of 2001.

Provision for income taxes.    The provision for income taxes increased $0.3 million, or 24.2%, to $1.4 million in the second quarter of 2002, from $1.1 million in the second quarter of 2001. The increase was due primarily to a higher effective tax rate resulting from our increased earnings. Our effective income tax rate for the second quarter of 2002 was 34.2%, compared to an effective income tax rate of 32.5% for the second quarter of 2001.

Net income.    As a result of the above, net income increased by $0.3 million, or 15.2%, to $2.7 million in the second quarter of 2002, from $2.4 million in the second quarter of 2001.

Twenty-Eight Weeks Ended July 14, 2002 compared to Twenty-Eight Weeks Ended July 15, 2001

Total revenues.    Total revenues increased by $24.7 million, or 20.7%, to $144.3 million in the twenty-eight weeks ended July 14, 2002, from $119.6 million in the twenty-eight weeks ended July 15, 2001, due to a $24.9 million increase in restaurant sales. The increase in restaurant sales was due to $13.4 million in sales derived from ten restaurants acquired from two franchisees in the first quarter of 2002, $4.2 million of sales from five new restaurants opened in the twenty-eight weeks ended July 14, 2002, $7.3 million in additional sales from twenty-eight weeks of operations for the six restaurants that we opened in 2001, and $1.6 million from comparable restaurant sales increases of 1.4%. For the twenty-eight weeks ended July 14, 2002, the increase in comparable restaurant sales was driven by an increase in guest counts of 1.0% and an increase in the average guest check of approximately 0.4% compared to the twenty-eight weeks ended July 15, 2001. These increases in restaurant sales were offset by one restaurant closure in 2002, and two restaurant closures in 2001, that contributed $1.6 more in revenue in the twenty-eight weeks ended July 15, 2001, than in the twenty-eight weeks ended July 14, 2002. We believe that the continuing economic downturn in the telecommunications and technology industries adversely affected sales in three of our markets, Seattle, Portland and Denver, which combined represented 46.0% of our comparable sales for the twenty-eight weeks ended July 14, 2002. For these markets, comparable restaurant sales for the twenty-eight weeks ended July 14, 2002 decreased 1.0%. Excluding these markets, comparable restaurant sales increased 3.6%. Franchise royalties and fees decreased primarily as a result of ten fewer franchise units in operation due to our acquisitions in the first quarter of 2002.

Cost of sales.    Cost of sales increased by $4.7 million, or 17.1%, to $32.5 million in the twenty-eight weeks ended July 14, 2002, from $27.8 million in the twenty-eight weeks ended July 15, 2001, due to more restaurants being operated during the twenty-eight weeks ended July 14, 2002. Cost of sales as a percentage of restaurant sales decreased to 23.3% in the twenty-eight weeks ended July 14, 2002, from 24.3% in the twenty-eight weeks ended July 15, 2001. This reduction in cost of sales as a percentage of restaurant sales was primarily a result of favorable commodity pricing and continuing management initiatives to reduce the cost of food and beverage products, reduce waste in our restaurants and improve margins.

Labor.    Labor expenses increased by $10.5 million, or 26.4%, to $50.1 million in the twenty-eight weeks ended July 14, 2002, from $39.6 million in the twenty-eight weeks ended July 15, 2001, due to more restaurants being operated during the twenty-eight weeks ended July 14, 2002. Labor expenses as a percentage of restaurant sales increased to 36.0% in the twenty-eight weeks ended July 14, 2002 from 34.7% in the twenty-eight weeks ended July 15, 2001. These increases were due in part to increased benefits costs, higher training and controllable labor costs for the ten acquired restaurants as well as our five new restaurants opened in 2002, and minimum wage increases which took effect in Washington and California during the first quarter of 2002. We increased labor at comparable restaurants in an effort to achieve increased comparable restaurant sales.

Operating.    Operating expenses increased by $3.5 million, or 19.7%, to $21.1 million in the twenty-eight weeks ended July 14, 2002, from $17.6 million in the twenty-eight weeks ended July 15, 2001, due to more restaurants being operated in the twenty-eight weeks ended July 14, 2002. Operating expenses as a percentage of restaurant sales decreased to 15.1% in the twenty-eight weeks ended July 14, 2002, from 15.4% in the twenty-eight weeks ended July 15, 2001. Utility expenses were 2.5% of restaurant sales in the twenty-eight weeks ended July 14, 2002, compared to 3.0% in the twenty-eight weeks ended July 15, 2001. Utility expenses were higher all over the country in 2001, but especially in Southern California, where electricity costs were significantly higher during certain periods during 2001 compared to 2002. Most other operating costs for the twenty-eight weeks ended July 14, 2002, were relatively consistent as a percentage of sales compared to the twenty-eight weeks ended July 15, 2001.

Occupancy.    Occupancy expenses increased by $2.1 million, or 27.8%, to $9.6 million in the twenty-eight weeks ended July 14, 2002, from $7.5 million in the twenty-eight weeks ended July 15, 2001, due to more restaurants being operated in the twenty-eight weeks ended July 14, 2002. Occupancy expenses as a percentage of sales increased 0.3% to 6.9% in the twenty-eight weeks ended July 14, 2002, from 6.6% in the twenty-eight weeks ended July 15, 2001. These increases were primarily a result of higher occupancy expenses on our new restaurants opened in 2002 and 2001, as well as the ten restaurants acquired in the first quarter of 2002.

Depreciation and amortization.    Depreciation and amortization increased $0.8 million, or 15.6%, to $6.4 million in the twenty-eight weeks ended July 14, 2002, from $5.6 million in the twenty-,eight weeks ended July 15, 2001. The increase was primarily due to the additional depreciation on six new restaurants opened during 2001, ten restaurants acquired in the first quarter of 2002, and five new restaurants opened in 2002. Overall, depreciation and amortization expenses as a percentage of total revenues decreased 0.2%, to 4.5% in the twenty-eight weeks ended July 14, 2002, from 4.7% in the twenty-eight weeks ended July 15, 2001. However, total depreciation and amortization for the twenty-eight weeks ended July 14, 2002 is not comparable to the twenty-eight weeks ended July 15, 2001, due to the fact that we ceased amortizing goodwill as of the beginning of 2002. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements for more detail.

General and administrative.    General and administrative expenses increased by $2.1 million, or 24.6%, to $10.5 million in the twenty-eight weeks ended July 14, 2002, from $8.4 million in the twenty-eight weeks ended July 15, 2001. General and administrative expenses as a percentage of total revenues increased 0.3% to 7.3% in the twenty-eight weeks ended July 14, 2002, from 7.0% in the twenty-eight weeks ended July 15, 2001. The increase is primarily a result of higher salaries and related costs attributable to operating more company-owned restaurants and to costs associated with our preparation for our initial public offering. In addition, we launched a marketing program in the first quarter of 2002, which included television and radio spots in many parts of the country. There was no corresponding marketing program in 2001. The increase in marketing costs for the twenty-eight weeks ended July 14, 2002, as a percentage of total revenues was 0.4% as compared to the twenty-eight weeks ended July 15, 2001.

Franchise development.    Franchise development expenses decreased $0.4 million to $2.0 million in the twenty-eight weeks ended July 14, 2002, from $2.4 million in the twenty-eight weeks ended July 15, 2001, and decreased 0.6% as a percentage of total revenues to 1.4% in the twenty-eight weeks ended July 14, 2002, from 2.0% in the twenty-eight weeks ended July 15, 2001. The decrease in franchise development expenses was primarily due to the fact that there were four fewer franchise restaurants openings in the twenty-eight weeks ended July 14, 2002, compared to the twenty-eight weeks ended July 15, 2001.

Pre-opening costs.    Pre-opening costs increased by $0.7 million to $1.0 million in the twenty-eight weeks ended July 14, 2002, from $0.3 million in the twenty-eight weeks ended July 15, 2001. The increase was due in part to opening five new restaurants in the twenty-eight weeks ended July 14, 2002 as compared to two restaurants in the twenty-eight weeks ended July 15, 2001. In addition, because pre-opening costs are expensed as incurred, we recognized additional pre-opening expenses in the twenty-eight weeks ended July 14, 2002, relating to one additional restaurant opening which occurred in the third quarter of fiscal year 2002, as well as additional training and mock services costs for other planned fiscal year 2002 openings.

Gain on lease buy-out.    During the second quarter of 2002, we realized a $1.0 million non-recurring gain due to a landlord lease buy-out of one of our company-owned restaurants. As a result, we relocated the restaurant to a new location during June. The early termination fee received of $1.4 million has been presented net of related charges of $0.2 million for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of $0.2 million.

Interest expense.    Interest expense decreased by $0.3 million, or 7.2%, to $4.0 million in the twenty-eight weeks ended July 14, 2002, from $4.3 million in the twenty-eight weeks ended July 15, 2001. The decrease was due primarily to a reduction in the overall effective interest rate of our variable rate debts in the twenty-eight weeks ended July 14, 2002, compared to the twenty-eight weeks ended July 15, 2001.

Interest income.    Interest income decreased by $0.3 million to $0.1 million in the twenty-eight weeks ended July 14, 2002, from $0.4 million in the twenty-eight weeks ended July 15, 2001. The decrease was directly related to lower average cash balances during the twenty-eight weeks ended July 14, 2002, compared with the twenty-eight weeks ended July 15, 2001, as well as lower average interest rates.

Other.    Other income was $17,688 for the twenty-eight weeks ended July 14, 2002, compared with other expense of $0.1 million.

Income before income taxes.    As a result of the above, income before income taxes increased $1.7 million, or 27.3%, to $8.0 million in the twenty-eight weeks ended July 14, 2002, from $6.3 million in the twenty-eight weeks ended July 15, 2001.

Provision for income taxes.    The provision for income taxes increased $0.8 million, or 36.7%, to $2.8 million in the twenty-eight weeks ended July 14, 2002, from $2.0 million in the twenty-eight weeks ended July 15, 2001. This increase was due primarily to a higher effective tax rate resulting from our increased earnings. Our effective income tax rate for the twenty-eight weeks ended July 14, 2002, was 34.9% compared to an effective income tax rate of 32.5% for twenty-eight weeks ended July 15, 2001.

Net income.    As a result of the above, net income increased by $1.0 million, or 22.7%, to $5.2 million in the twenty-eight weeks ended July 14, 2002, from $4.2 million in the twenty-eight weeks ended July 15, 2001.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the twenty-eight weeks ended July 14, 2002, increased $0.3 million to $12.3 million, compared to $12.0 million in the twenty-eight weeks ended July 15, 2001. This increase was driven by increased net income of $1.0 million and higher add-backs for non-cash operating charges of $0.4 million, which were offset by an overall decrease in negative working capital of $1.0 million.

Net cash flows used in investing activities for the twenty-eight weeks ended July 14, 2002, increased $0.3 million to $27.5 million compared to $8.0 million in the twenty-eight weeks ended July 15, 2001. During the twenty-eight weeks ended July 14, 2002, we spent $6.3 million to acquire six restaurants from Western Franchise Development, Inc., a franchisee, $3.8 million to acquire the assets of three restaurants from another franchisee, and

$17.4 million for new restaurant construction, remodels and capital maintenance. In the twenty-eight weeks ended July 15, 2001, we expended $8.2 million for new restaurant construction, remodels and capital maintenance.

Net cash flows provided by financing activities for the twenty-eight weeks ended July 14, 2002, increased $0.1 million to $2.7 million compared to $2.6 million for the twenty-eight weeks ended July 15, 2001. For the twenty-eight weeks ended July 14, 2002, net cash flows provided by financing activities were primarily attributable to $5.5 million of borrowings and $0.5 million of proceeds from the exercise of stock options, offset by $2.9 million of debt repayments and $0.4 million of other outflows. For the twenty-eight weeks ended July 15, 2001, net cash flows provided by financing activities were primarily attributable to $5.3 million of borrowings and $0.1 million of proceeds from the exercise of stock options, offset by $2.6 million of debt repayments and $0.2 million of other outflows.

On July 18, 2002, we completed an initial public offering of 5,038,000 shares of common stock of which we offered 4,000,000 shares at a price to the public of $12.00 per share. Proceeds from the sale of the remaining 1,038,000 shares were distributed to selling stockholders. We received proceeds of $44.6 million from the offering, net of $3.4 million of underwriting fees and commissions.

Concurrent with the completion of the offering, we entered into a new $40.0 million revolving credit agreement on July 24, 2002, with Wachovia Bank, N.A. (Wachovia) and several other financial institutions. The revolving credit facility expires on July 24, 2005. We intend to use borrowings under the revolving credit facility to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. The credit agreement requires that we comply with a maximum leverage ratio, initially set at 2.0 to 1.0, as well as a minimum fixed charge coverage ratio, initially set at 1.25 to 1.0, and a minimum Earnings Before Interest Taxes and Depreciation and Amortization (EBITDA) requirement, initially set at $27.5 million and 90% of the prior twelve-month period EBITDA. The credit agreement restricts our ability to, among other things, engage in mergers, acquisitions, joint ventures or sale-leaseback transactions, sell assets, incur indebtedness, make investments, create liens and pay dividends. We are currently in compliance with all covenants.

On July 24, 2002, we borrowed $11.3 million under the Wachovia revolving credit facility to repay existing indebtedness, of which we repaid $0.3 million to Wachovia on July 30, 2002. The remaining $11.0 million outstanding bears interest at an effective rate of 3.58% through October 29, 2002. Thereafter, Wachovia borrowings will bear interest at an Alternate Base Rate, which will be based on the Prime Rate plus 0.5% to 1.25%, or a London Interbank Offered Rate (LIBOR), which will be based on the relevant one, two, three or six month LIBOR rate plus 1.5% to 2.25%, at our discretion. No more than five LIBOR Rate loans may be in effect at any time. The spread, or margin, for Alternate Base Rate loans and LIBOR Rate loans will be adjusted quarterly based on our then current leverage ratio. Interest payments on Alternate Base Rate loans will be due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR Rate loans having an interest period of three months or less will be due the last day of such interest period. Interest payments on LIBOR Rate loans having an interest period longer than three months will be due every three months after the first day of the interest period and the last day of such interest period.

Net proceeds from our initial public offering, together with borrowings under our new revolving credit facility were used to repay: $48.0 million outstanding under our existing term loan, including $0.3 million of accrued interest and a prepayment penalty of $1.8 million; $5.0 million outstanding under our revolving credit facility with U.S. Bank; $1.6 million outstanding under one real estate loan, including a 1.0% prepayment penalty; and $0.4 million outstanding under three equipment loans. Subsequent to the repayments described above, our total remaining current and long-term debt and capital lease obligations totaled approximately $40.7 million, compared to $82.7 million as of July 14, 2002.

Throughout the remainder of fiscal year 2002, we expect to spend approximately $7.5 million to $8.0 million to fund the construction of new restaurants and approximately $3.5 million to $4.0 million for restaurant remodels and capital maintenance related to existing restaurants and corporate infrastructure.

We believe that anticipated cash flows from operations and funds available from our existing credit facility, will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next twelve months. Beyond the next 12 months, additional financing may be needed to fund working capital and capital expenditures. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Item	3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

Under our new Wachovia revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at an Alternate Base Rate, based on the Prime Rate plus 0.5% to 1.25%, or a LIBOR Rate, based on the relevant one, two, three or six-month LIBOR rate plus 1.5% to 2.25%, at our discretion. However, no more than five LIBOR Rate loans may be in effect at any time. The spread, or margin, for Alternate Base Rate loans and LIBOR Rate loans under the Wachovia agreement are subject to quarterly adjustment based on our then current leverage ratio.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%. Borrowings under our former U.S. Bank revolving credit agreement, which was terminated on July 24, 2002, bore interest at LIBOR plus 3.0%. As of July 14, 2002, we had $11.1 million and $5.0 million outstanding under our GE Capital term loans and U.S. Bank revolving credit facility, respectively.

We currently have approximately $22.1 million of variable rate borrowings under our loans with Wachovia and GE Capital, and a 1.0% change in the effective interest rate applied to these loans would have resulted in interest expense fluctuating approximately $221,000 on an annualized basis.

Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to foreign currency risk.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments with terms of no more than a year. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(a)  Immediately prior to the closing of the Company’s initial public offering on July 18, 2002, the Company amended and restated its Certificate of Incorporation and Bylaws to, among other things, (i) effect a one for 2.9 reverse stock split with respect to the issued and outstanding common stock of the Company; (ii) divide the Company’s Board of Directors into three classes of Directors, with each class serving a staggered three-year term; (iii) require that any action required or permitted to be taken by the Company’s stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing; (iv) establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting; (v) provide that certain provisions of the Company’s Certificate of Incorporation can be amended only by supermajority vote of the outstanding shares, and that the Company’s Bylaws can be amended only by supermajority vote of the outstanding shares or the Company’s Board of Directors; and (vi) provide that the authorized number of Directors may be changed only by resolution of the Board of Directors.

(b)  Not applicable.

(c)  During the twelve-week period ended July 14, 2002, the Company issued the following unregistered securities:

1.    On April 25, 2002, the Company sold 517,240 shares of its common stock to Mike Snyder, the chief executive officer of the Company, upon the exercise of stock options. Mr. Snyder paid the exercise price for the stock options to the Company in the form of a full recourse promissory note in the principal amount of $3.0 million. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation. Alternatively, the issuance of securities described in this paragraph was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act as a transaction not involving a public offering.

2.    On April 25, 2002, the Company sold 172,415 shares of its common stock to Jim McCloskey, the chief financial officer of the Company, upon the exercise of stock options. Mr. McCloskey paid the exercise price for the stock options to the Company in the form of full recourse promissory notes in the aggregate principal amount of $1,050,000. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation. Alternatively, the issuance of securities described in this paragraph was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act as a transaction not involving a public offering.

3.    On April 25, 2002, the Company sold 146,552 shares of its common stock to Mike Woods, the senior vice president of franchise development of the Company, upon the exercise of stock options. Mr. Woods paid the exercise price for the stock options to the Company in the form of full recourse promissory notes in the aggregate principal amount of $850,000. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation. Alternatively, the issuance of securities described in this paragraph was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act as a transaction not involving a public offering.

4.    On April 25, 2002, the Company sold 86,207 shares of its common stock to Bob Merullo, the senior vice president of restaurant operations of the Company, upon the exercise of stock options. Mr. Merullo paid the exercise price for the stock options to the

Company in the form of a full recourse promissory note in the principal amount of $500,000. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation. Alternatively, the issuance of securities described in this paragraph was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act as a transaction not involving a public offering.

5.    On April 26, 2002, the Company sold 690 shares of its common stock to William Gadbaw for $4,000 pursuant to the exercise of stock options. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

6.    On April 30, 2002, the Company sold 12,069 shares of its common stock to Howard C. Jenkins for $70,000 pursuant to the exercise of stock options. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

7.    On June 24, 2002, the Company sold 517 shares of its common stock to Tim Cook for $3,000 pursuant to the exercise of stock options. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

8.    On June 26, 2002, the Company sold 276 shares of its common stock to Elise Hudson for $1,600 pursuant to the exercise of stock options. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

9.    On July 12, 2002, the Company sold 68,966 shares of its common stock to Kiwamu Yokokawa for $400,000 pursuant to the exercise of stock options. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

(d)  Red Robin Gourmet Burgers, Inc. (Red Robin or the Company) completed an initial public offering of 5,038,000 shares of common stock, of which 4,000,000 shares were offered by the Company, at an aggregate offering price of $60,456,000 or $12.00 per share pursuant to registration statement No. 333-87044, which was declared effective on July 18, 2002. The remaining 1,038,000 shares were offered by selling stockholders. On July 19, 2002, the Company’s common stock commenced trading on The Nasdaq Stock Market’s National Market. Banc of America Securities LLC acted as book-running manager for the offering. U.S. Bancorp Piper Jaffray acted as co-lead manager and Wachovia Securities acted as co-manager. The registration statement registered 4,000,000 shares offered by the Company and 1,793,700 shares offered by selling stockholders, with a maximum aggregate offering price of $92,699,200. On August 16,

2002, the underwriters exercised their over-allotment option with respect to 400,000 shares of the remaining 755,700 shares registered pursuant to the registration statement. The offering has terminated.

The Company received proceeds of $44.6 million from the offering, net of $3.4 million of underwriting fees and commissions. In addition, the Company incurred other capitalizable offering costs of $1.2 million through July 14, 2002, and estimates that it will incur an additional $0.5 million of capitalizable offering costs associated with completion of the offering. The Company paid approximately $27,000 to Quad-C Partners V, L.P., which beneficially owned approximately 37.4% of the Company’s common stock prior to the offering, for reimbursement of travel and related expenses associated with the offering process. In addition, Edward T. Harvey and Terrence D. Daniels, members of the Company’s board of directors, hold 15.0% and 40.0%, respectively, of the membership interests in Quad-C Advisors V, L.L.C., the general partner of Quad-C Partners V. The Company paid approximately $0.8 million to O’Melveny & Myers LLP for legal fees and related expenses incurred in connection with the offering. Gary J. Singer, a member of the Company’s Board of Directors, is a partner of O’Melveny & Myers. The remaining capitalizable offering costs were paid to various other attorneys who assisted with the offering, public accountants, consultants, NASD, NASDAQ, a stock transfer agent and a financial printer. The Company received net offering proceeds of approximately $42.9 million, after deducting the total expenses described above.

On July 24, 2002, net proceeds from the offering, together with borrowings under the Company’s revolving credit facility were used to repay: $48.0 million outstanding under the Company’s existing term loan, including $0.3 million of accrued interest and a prepayment penalty of $1.8 million; $5.0 million outstanding under the Company’s revolving credit facility with U.S. Bank, N.A.; $1.6 million outstanding under one real estate loan, including a 1% prepayment penalty; and $0.4 million outstanding under three equipment loans.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 4, 2002, stockholders owning a majority of the Company’s common stock acted by written consent to approve a one for 2.9 reverse stock split with respect to the issued and outstanding common stock of the Company. Subsequently, notice was given to the non-voting stockholders in accordance with Delaware General Corporation Law.

On June 4, 2002, at the annual meeting of the stockholders of the Company, the stockholders approved re-election of the Directors and appointment of Deloitte & Touche as auditors. 10,436,325 votes were cast in favor of re-election of the Directors, no votes were cast against re-election of the Directors and there were no votes withheld and no abstentions or broker non-votes. 6,137,676 votes were cast in favor of appointment of Deloitte & Touche as auditors, and no votes were cast against appointment of Deloitte & Touche and there were no votes withheld and no abstentions or broker non-votes.

On July 13, 2002, stockholders owning a majority of the Company’s common stock acted by written consent to approve the Company’s: (i) Amended and Restated Certificate of Incorporation; (ii) Amended and Restated Bylaws; (iii) Employee Stock Purchase Plan; and (iv) 2002 Stock Incentive Plan. Subsequently, notice was given to the non-voting stockholders in accordance with Delaware General Corporation Law.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC.

August 22, 2002	By:	/s/ JAMES P. MCCLOSKEY
Date		James P. McCloskey Chief Financial Officer