Form 10-Q
period 2002-10-06
RED ROBIN GOURMET BURGERS INC
filed 2002-11-08
CIK 1171759

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 6, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 0-49916

Red Robin Gourmet Burgers, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1573084 (I.R.S. Employer Identification No.)

5575 DTC Parkway, Suite 110 Greenwood Village, CO (Address of Principal Executive Offices)	80111 (Zip Code)

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
Yes ☒ No ☐

As of November 4, 2002, there were 15,107,999 outstanding shares of the Registrant’s Common Stock.

RED ROBIN GOURMET BURGERS, INC.
INDEX

SIGNATURE	26

CERTIFICATIONS	27

RED ROBIN GOURMET BURGERS, INC.
Condensed Consolidated Balance Sheets

	October 6, 2002	December 30, 2001

	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$4,195,520	$18,992,153
Accounts receivable, net of allowance for doubtful accounts of $231,262 and $1,565,048 at October 6, 2002, and December 30, 2001, respectively	1,860,979	2,697,197
Inventories	3,224,222	2,745,898
Prepaid expenses and other current assets	2,350,087	2,072,715
Income tax refund receivable	—	25,379
Deferred tax asset	1,666,888	1,667,165
Restricted current assets – marketing funds	525,093	680,607

Total current assets	13,822,789	28,881,114

Real estate held for sale	1,742,496	842,496
Property and equipment, at cost, net of accumulated depreciation and amortization of $61,690,278 and $54,986,518 at October 6, 2002, and December 30, 2001, respectively	105,225,288	82,451,120
Deferred tax asset	8,188,128	8,652,382
Goodwill, net	25,609,264	22,554,777
Other assets, net	10,284,164	11,059,097

Total assets	$164,872,129	$154,440,986

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$5,895,160	$5,669,512
Accrued payroll and payroll-related liabilities	7,621,350	7,254,058
Unredeemed gift certificates	1,658,819	2,341,504
Accrued liabilities	6,075,975	7,200,640
Accrued liabilities – marketing funds	525,093	680,607
Current portion of long-term debt and capital lease obligations	1,849,386	5,077,515

Total current liabilities	23,625,783	28,223,836

Deferred rent payable	4,750,075	4,229,199
Long-term debt and capital lease obligations	40,012,996	75,009,577

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock; $.001 par value: 50,000,000 shares authorized; 15,101,275 and 10,090,312 shares issued and outstanding at October 6, 2002, and December 30, 2001, respectively	15,101	10,090
Preferred stock, $.001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	102,986,825	53,454,868
Deferred compensation	(229,024)	—
Notes receivable from stockholders/officers	(6,000,000)	(600,000)
Accumulated deficit	(289,627)	(5,886,584)

Total stockholders’ equity	96,483,275	46,978,374

Total liabilities and stockholders’ equity	$164,872,129	$154,440,986

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001	October 6, 2002	October 7, 2001

Revenues:
Restaurant	$62,536,450	$49,785,420	$201,877,932	$164,222,552
Franchise royalties and fees	1,971,767	2,080,376	6,682,950	6,950,220
Rent revenue	77,500	168,706	281,918	414,919

Total revenues	64,585,717	52,034,502	208,842,800	171,587,691

Costs and Expenses:
Restaurant operating costs:
Cost of sales	14,170,136	11,649,792	46,689,443	39,420,446
Labor	21,925,150	17,317,222	72,058,447	56,984,972
Operating	9,483,984	7,840,028	30,586,683	25,476,231
Occupancy	4,311,467	3,407,040	13,955,042	10,950,711
Restaurant closures and impairment	—	317,075	—	317,075
Depreciation and amortization	2,977,800	2,296,532	9,417,067	7,865,489
General and administrative	4,656,702	3,560,505	15,147,739	11,983,500
Franchise development	665,484	604,933	2,655,370	2,996,313
Pre-opening costs	582,886	591,299	1,609,512	875,839
Gain on lease buy-out	—	—	(944,985)	—
Impairment of real estate held for sale	150,000	—	150,000	—

Total costs and expenses	58,923,609	47,584,426	191,324,318	156,870,576

Income from operations	5,662,108	4,450,076	17,518,482	14,717,115
Other (Income) Expense:
Interest expense	846,724	1,775,801	4,857,452	6,097,065
Interest income	(67,883)	(144,168)	(205,000)	(587,327)
Loss on early extinguishment of debt	4,271,592	—	4,271,592	—
Other	12,917	106,866	(4,771)	209,060

Total other expenses	5,063,350	1,738,499	8,919,273	5,718,798

Income before income taxes	598,758	2,711,577	8,599,209	8,998,317

Provision for income taxes	(209,546)	(881,262)	(3,002,252)	(2,924,453)

Net income	$389,212	$1,830,315	$5,596,957	$6,073,864

Net income per share:
Basic	$0.03	$0.18	$0.49	$0.60

Diluted	$0.03	$0.18	$0.47	$0.60

Weighted average shares outstanding:
Basic	14,449,330	10,090,312	11,460,540	10,084,014

Diluted	14,667,258	10,199,158	11,888,430	10,187,194

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Forty Weeks Ended

	October 6, 2002	October 7, 2001

Net cash flows provided by operating activities	$18,030,539	$16,242,019

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	33,000	2,643,134
Purchases of property and equipment	(30,183,359)	(13,538,707)
Acquisition of Western Franchise Development, net of cash acquired	(6,263,396)	—
Issuance of notes receivable – stockholder/officer	—	(300,000)
Other, net	—	(56,024)

Net cash flows used in investing activities	(36,413,755)	(11,251,597)

Cash Flows From Financing Activities:
Borrowings of long-term debt	18,030,500	5,356,752
Payments of long-term debt and capital leases	(56,255,210)	(3,772,333)
Proceeds from sale of common stock	42,732,120	—
Proceeds from exercise of stock options	513,601	81,024
Other, net	(1,434,428)	(214,395)

Net cash flows provided by financing activities	3,586,583	1,451,048

Net (decrease) increase in cash and cash equivalents	(14,796,633)	6,441,470

Cash and cash equivalents, beginning of period	18,992,153	8,316,826

Cash and cash equivalents, end of period	$4,195,520	$14,758,296

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      DESCRIPTION OF BUSINESS

         Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), which was formed as a Delaware corporation in 2001, became the parent of Red Robin International, Inc. (RRI), a Nevada corporation, through a series of corporate transactions in 2001. Red Robin had no operations prior to merging with RRI. Red Robin and its subsidiaries operate Red Robin ® restaurants from facilities that are owned or leased. RRI also sells franchises and receives royalties from the operation of franchised Red Robin ® restaurants. As of October 6, 2002, there were 95 company-owned and 99 franchise-operated restaurants located in 23 states and two Canadian provinces. Red Robin and its subsidiaries also own and lease to third parties certain land, buildings and equipment.

         On July 18, 2002, Red Robin completed an initial public offering of 5,038,000 shares of common stock, of which it sold 4,000,000 shares, at a price to the public of $12.00 per share. The remaining 1,038,000 shares were offered by selling stockholders. The Company received proceeds of $42.7 million from the initial public offering, net of $3.4 million of underwriting fees and commissions and $1.9 million of other capitalized offering costs which were charged directly to additional paid-in capital as a reduction of the related proceeds. On August 16, 2002, the Company’s underwriters exercised their over-allotment option with respect to 400,000 additional shares offered by selling stockholders. The Company received no additional proceeds from the over-allotment exercise.

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

         The Company’s third quarter which ended October 6, 2002, is referred to as third quarter 2002 or the twelve weeks ended October 6, 2002, and its third quarter which ended October 7, 2001, is referred to as third quarter 2001, or the twelve weeks ended October 7, 2001. For fiscal years 2002 and 2001, the Company's first quarters included 16 weeks and its second and third quarters included 12 weeks, respectively. Together, the first three quarters of each respective fiscal year are referred to as the forty weeks ended October 6, 2002, and October 7, 2001, respectively.

         The Condensed Consolidated Financial Statements include the accounts of Red Robin and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of the financial statements pertain to franchise receivables, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and worker’s compensation reserves, closed restaurant reserves, utilities, and contingencies and litigation. Actual results could differ from those estimates.

RED ROBIN GOURMET BURGERS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.      RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method and modifies the criteria for recognition of intangible assets. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer subject to amortization over their estimated useful life. Instead, impairment is assessed on an annual basis, or more frequently if circumstances indicate a possible impairment, by means of a fair-value based test.

         Effective at the beginning of fiscal year 2002, the Company adopted SFAS No. 142, and in accordance with its provisions reclassified the carrying amount of assembled workforce intangible assets to goodwill. The following table presents changes in the carrying amount of goodwill for the forty weeks ended October 6, 2002:

Balance as of December 30, 2001	$22,554,777
Reclassification of assembled workforce from other intangibles, net of related deferred tax	694,424
Goodwill acquired during the year	2,360,063

Balance as of October 6, 2002	$25,609,264

         In accordance with the provisions of SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal year 2002. The following table presents the impact of SFAS No. 142 on net income and net income per share as if the standard had been in effect for the twelve and forty weeks ended October 7, 2001:

	Twelve Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001	October 6, 2002	October 7, 2001

Reported net income	$389,212	$1,830,315	$5,596,957	$6,073,864
Add back: Amortization of goodwill	—	182,739	—	610,958
Add back: Amortization of assembled workforce intangible assets, net of tax benefit	—	131,366	—	437,886

Adjusted net income	$389,212	$2,144,420	$5,596,957	$7,122,708

Basic net income per share:
Reported basic net income per share	$0.03	$0.18	$0.49	$0.60
Amortization of goodwill	—	0.02	—	0.06
Amortization of assembled workforce intangible assets, net of tax benefit	—	0.01	—	0.04

Adjusted basic net income per share	$0.03	$0.21	$0.49	$0.70

Diluted earnings per share:
Reported diluted net income per share	$0.03	$0.18	$0.47	$0.60
Amortization of goodwill	—	0.02	—	0.06
Amortization of assembled workforce intangible assets, net of tax benefit	—	0.01	—	0.04

Adjusted diluted net income per share	$0.03	$0.21	$0.47	$0.70

RED ROBIN GOURMET BURGERS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

         For intangible assets subject to amortization, the following tables present the gross carrying amount and accumulated amortization, in total and by major intangible asset class as of October 6, 2002, as well as the aggregate amortization expense for the forty weeks ended October 6, 2002, and the estimated aggregate amortization expense for each of the five succeeding fiscal years:

	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization
Franchise rights	$8,600,000	$(728,977)
Liquor licenses	901,930	(382,946)

	$9,501,930	$(1,111,923)

Aggregate amortization expense
For the forty weeks ended October 6, 2002	$474,057

Estimated amortization expense
For the year ended 12/29/02	$625,519
For the year ended 12/28/03	585,295
For the year ended 12/26/04	558,797
For the year ended 12/25/05	539,017
For the year ended 12/31/06	499,411

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, and in general are to be applied prospectively. The Company’s adoption of SFAS No. 144, effective at the beginning of fiscal year 2002, did not have a material impact on its results of operations and financial position.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company early adopted SFAS No. 145 in the second quarter of fiscal year 2002 and consequently did not record the loss on debt extinguishment, as described in Note 5, as an extraordinary item.

RED ROBIN GOURMET BURGERS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

         In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. For the forty weeks ended October 6, 2002, the Company has not had any exit or disposal activities that would be subject to the provisions of SFAS No. 146. The Company plans to adopt SFAS No. 146 effective at the beginning of fiscal year 2003.

4.      FRANCHISE ACQUISITIONS

         On January 14, 2002, a wholly owned subsidiary of Red Robin acquired all of the outstanding stock of Western Franchise Development, Inc. (WFD) for $6.3 million in cash, net of $148,691 of cash acquired. WFD operated six restaurants in Northern California under franchise agreements with the Company. The Company acquired WFD after exercising its right of first refusal upon reviewing a bona fide offer between the franchisee and a third party. The final purchase price was equal to the amount agreed upon between the franchisee and the third party. WFD’s results of operations have been included in the accompanying Condensed Consolidated Financial Statements of income from its date of acquisition. The Company accounted for the transaction as a purchase business combination and the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows:

Current assets	$234,116
Property and equipment	1,692,088
Goodwill	2,360,063
Intangible assets subject to amortization	2,902,558
Current liabilities	(925,429)

Cash paid for acquisition of WFD, net of cash acquired	$6,263,396

         Intangible assets subject to amortization include franchise rights of $2.8 million and liquor licenses. Franchise rights are amortized ratably over 20 years, and liquor licenses are amortized over their respective useful lives, which range from one to five years.

         On January 28, 2002, RRI acquired the assets of two restaurants in Missouri and Ohio for $2.8 million in cash from a franchisee. On February 11, 2002, RRI assumed operation of a second restaurant in Ohio, which had been subleased by RRI to this franchisee. On February 19, 2002, RRI consummated the purchase of the assets of a third restaurant in Ohio from this same franchisee for approximately $1.0 million in cash. The results of operations for each of these restaurants have been included in the accompanying Condensed Consolidated Statements of Income from their respective date of acquisition.

RED ROBIN GOURMET BURGERS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.      LONG-TERM DEBT

         On July 24, 2002, the Company entered into a three-year, $40.0 million revolving credit agreement with Wachovia Bank, N.A. (Wachovia) and other financial institutions named therein. The Wachovia facility is secured by a first priority pledge of all of the outstanding capital stock of the Company’s subsidiaries and a first priority lien on substantially all of the Company’s tangible and intangible assets. The revolving credit agreement requires that the Company comply with a maximum leverage ratio, initially set at 2.0 to 1.0, as well as a minimum fixed charge coverage ratio, initially set at 1.25 to 1.0, and a minimum earnings before interest taxes depreciation and amortization (EBITDA) requirement, initially set at $27.5 million and 90% of the prior twelve-month period EBITDA. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. As of October 6, 2002, the Company was in compliance with all covenants.

         During the third quarter of 2002, the Company used proceeds from its initial public offering, as described in Note 1, together with borrowings under the Wachovia revolving credit facility, to repay: $48.0 million outstanding under the Company’s existing Finova term loan, including $0.3 million of accrued interest and a prepayment penalty of $1.8 million; $5.0 million outstanding under the Company’s revolving credit facility with U.S. Bank, N.A.; $1.6 million outstanding under one real estate loan, including a 1% prepayment penalty; and $0.4 million outstanding under three equipment loans.

         In addition to the prepayment penalties described above, the termination of the Company’s existing Finova term loan and U.S. Bank revolving credit facility also resulted in non-cash charges of $2.4 million during the third quarter of 2002. These charges were the result of the write-off of capitalized debt issuance costs that were being amortized over the respective lives of the relevant credit agreements. The Company early adopted SFAS No. 145 in the second quarter of fiscal year 2002 and consequently did not record the loss on early extinguishment of debt as an extraordinary item.

         As of October 6, 2002, the Company had $12.5 million in borrowings outstanding under the Wachovia revolving credit facility which bear interest at approximately 3.58% per annum. The Company repaid $1.5 million of these borrowings on November 4, 2002. Borrowings under the Wachovia revolving credit facility bear interest at an Alternate Base Rate (ABR), which is based on the Prime Rate plus 0.5% to 1.25%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR rate plus 1.5% to 2.25%, at the Company’s discretion. No more than five LIBOR Rate loans may be in effect at any time. The spread, or margin, for ABR loans and LIBOR Rate loans is adjusted quarterly based on the Company’s then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR Rate loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR Rate loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period.

         Long-term debt consists of the following:

	October 6, 2002	December 30, 2001

Wachovia revolving credit facility	$12,500,000	$—
Finova term loan	—	47,303,212
Collateralized notes payable and capital leases	29,362,382	32,783,880

	41,862,382	80,087,092
Current portion	(1,849,386)	(5,077,515)

Long-term debt	$40,012,996	$75,009,577

RED ROBIN GOURMET BURGERS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.      LEASE TERMINATION FEE

         During the second quarter of 2002, the Company realized a $1.0 million non-recurring gain due to a landlord lease buy-out of an existing company-owned restaurant. As a result, the Company relocated the restaurant to a new location during June 2002. The lease termination fee received of $1.4 million has been presented net of related charges of $0.2 million for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of $0.2 million.

7.      FRANCHISE OPERATIONS

         Results of franchise operations consist of the following:

	Twelve Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001	October 6, 2002	October 7, 2001

Franchise royalties and fees
Royalty income	$1,938,236	$1,976,625	$6,514,744	6,627,639
Franchise fees	33,531	103,751	168,206	322,581

Total franchise royalties and fees	1,971,767	2,080,376	6,682,950	6,950,220

Franchise development costs
Payroll and employee benefit costs	352,240	290,548	1,136,877	1,026,153
General and administrative	313,244	314,385	1,518,493	1,970,160

Total franchise development costs	665,484	604,933	2,655,370	2,996,313

Operating income from franchise operations	$1,306,283	$1,475,443	$4,027,580	$3,953,907

8.      EQUITY AND EARNINGS PER SHARE

         On June 4, 2002, the Company’s board of directors and shareholders approved a 1 for 2.9 reverse stock split. All share and per share amounts herein have been adjusted to reflect this reverse stock split as of the beginning of the first period presented.

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

	Twelve Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001	October 6, 2002	October 7, 2001

Numerator for basic and diluted net income per share	$389,212	$1,830,315	$5,596,957	$6,073,864

Denominator:
Denominator for basic net income per share	14,449,330	10,090,312	11,460,540	10,084,014
Employee stock options	217,928	108,846	427,890	103,180

Denominator for diluted net income per share	14,667,258	10,199,158	11,888,430	10,187,194

         Unvested shares issued upon early exercise, as described in Note 9, are not considered outstanding for purposes of computing basic net income per share because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of estimating diluted net income per share.

RED ROBIN GOURMET BURGERS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2002 Incentive Stock Option Plan

         In June 2002, the Company adopted, and its stockholders approved, a 2002 Stock Incentive Plan (2002 Stock Plan) under which the Company may grant stock options and other awards to employees, directors and consultants. A total of 900,000 shares of common stock are authorized for issuance with respect to awards granted under the 2002 Stock Plan. Awards under the 2002 Stock Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), limited stock appreciation rights, or SARs limited to specific events, such as in a change in control or other special circumstances, restricted stock, performance share awards, or stock bonuses. Nonqualified stock options and other awards may be granted at prices below the fair market value of the common stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of fair market value of the common stock for any 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the 2002 Stock Plan will vary, however, no award shall be exercisable or shall vest until at least one year after the initial award date. Each award granted under the 2002 Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change of control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award shall expire on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2002 Stock Plan. If not sooner terminated by the Company’s board of directors, the 2002 Stock Plan shall terminate on July 12, 2012. As of October 6, 2002, options to acquire a total of 9,000 shares of the Company’s common stock have been granted under the 2002 Stock Plan at a price equal to fair market value on the respective dates of grant.

Employee Stock Purchase Plan

         In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (ESPP) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. A total of 300,000 shares of common stock are available under the ESPP. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the ESPP. The ESPP will generally operate in successive six-month periods, or offering periods, commencing on each January 1 and July 1. The Company expects that the first offering period will be a short offering period and will end on June 30, 2003.

9.      RELATED PARTY TRANSACTIONS

         On April 25, 2002, officers of the Company early exercised options to acquire 775,862 shares and exercised fully vested options to acquire 146,552 shares of the Company’s common stock. As of October 6, 2002, the number of fully vested early exercised options totaled 818,967. The early exercised shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006, to January 29, 2012, or earlier if employment terminates. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested pursuant to the original vesting schedule of the stock option grants. The notes are recorded as a reduction of stockholders’ equity as of October 6, 2002.

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

Forward Looking Statements

         Certain information contained in this Form 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. Such statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following: our ability to achieve and manage our planned expansion; our ability to raise capital in the future; changes in consumer preferences, general economic conditions or consumer discretionary spending; the ability of our franchisees to open and manage new restaurants; our franchisees’ adherence to our practices, policies and procedures; changes in the availability and costs of food; potential fluctuation in our quarterly operating results due to seasonality and other factors; the continued service of key management personnel; the concentration of our restaurants in the Western United States; our ability to protect our name and logo and other proprietary information; health concerns about our food products; our ability to attract, motivate and retain qualified team members; the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages; the impact of litigation; the effect of competition in the restaurant industry; and other risk factors described from time to time in SEC reports filed by Red Robin.

Overview

         We currently own and operate 95 casual dining restaurants under the name “Red Robin ® America’s Gourmet Burgers & Spirits ® ” in 12 states and have 99 additional restaurants operating under franchise or license agreements in 18 states and Canada. During the forty week period ended October 6, 2002, we opened nine new company-owned restaurants and relocated one restaurant. We intend to open one additional new company-owned restaurant during the fourth quarter, for a total of ten new restaurants and one relocated restaurant for the full fiscal year 2002. In addition, we acquired ten restaurants in January and February 2002, which were previously operated under franchise license agreements.

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

Valuation of long-lived assets

         As of the beginning of fiscal year 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Asets and for Long-Lived Assets to Be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In accordance with SFAS No. 144, management assesses for impairment both those assets for which management has committed to a plan of disposal and long-lived assets to be held and used in continuing operations whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform this assessment on a restaurant-by-restaurant basis and will recognize an impairment loss when we believe the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

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

         Comparable restaurant sales. In calculating company-owned comparable restaurant sales, restaurants become comparable in the first period following the first full fiscal year of operations. As of October 6, 2002, we had 70 company-owned restaurants that met this criteria.

Results of Operations

         Our operating results for the twelve and forty weeks ended October 6, 2002 and October 7, 2001, respectively, are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales:

	Twelve Weeks Ended		Forty Weeks Ended

	October 6, 2002	October 7, 2001	October 6, 2002	October 7, 2001

	(Unaudited)		(Unaudited)
Revenues:
Restaurant	96.8%	95.7%	96.7%	95.7%
Franchise royalties and fees	3.1	4.0	3.2	4.1
Rent revenue	0.1	0.3	0.1	0.2

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	22.7	23.4	23.1	24.0
Labor	35.1	34.8	35.7	34.7
Operating	15.2	15.7	15.2	15.5
Occupancy	6.9	6.8	6.9	6.7
Restaurant closures and impairment	—	0.6	—	0.2

Total restaurant operating costs	79.9	81.3	80.9	81.1
Depreciation and amortization	4.6	4.4	4.5	4.6
General and administrative	7.2	6.8	7.3	7.0
Franchise development	1.0	1.2	1.3	1.7
Pre-opening costs	0.9	1.1	0.8	0.5
Gain on lease buy-out	—	—	(0.5)	—
Impairment of real estate held for sale	0.3	—	0.1	—

Income from operations	8.7	8.5	8.4	8.6

Other (Income) Expense:
Interest expense	1.3	3.4	2.3	3.6
Interest income	(0.1)	(0.3)	(0.1)	(0.3)
Loss on early extinguishment of debt	6.6	—	2.1	—
Other	—	0.2	—	0.1

Total other expenses	7.8	3.3	4.3	3.4

Income before income taxes	0.9	5.2	4.1	5.2

Provision for income taxes	(0.3)	(1.7)	(1.4)	(1.7)

Net income	0.6%	3.5%	2.7%	3.5%

Third quarter 2002 (12 weeks) compared to Third Quarter 2001 (12 weeks)

         Total revenues. Total revenues increased by $12.6 million, or 24.1%, to $64.6 million in the third quarter of 2002, from $52.0 million in the third quarter of 2001, due primarily to a $12.8 million increase in restaurant sales. The increase in restaurant sales was due to $6.3 million in sales derived from ten restaurants we acquired during the first quarter of 2002, $4.6 million of sales from nine new restaurants opened during fiscal 2002, $1.7 million in additional sales from a full quarter of operations for the six restaurants that we opened in 2001, and $0.7 million from comparable restaurant sales increases of 1.4%. The increase in comparable restaurant sales was driven by an increase in guest counts of 1.2% and an increase in the average guest check of 0.2% compared to the third quarter of 2001. These increases in restaurant sales were offset by two restaurant closures, one in January 2002, and one in December 2001, that contributed $0.5 million more in sales during the third quarter of 2001, than in the third quarter of 2002. We believe that unfavorable local economic conditions originally related to a downturn in the telecommunications and technology industries continue to adversely affect sales in three of our markets, Seattle, Portland and Denver, which combined represented 45.9% of our comparable restaurant sales for the third quarter of 2002. For these markets, comparable restaurant sales decreased 1.2% for the third quarter of 2002. Excluding these markets, comparable restaurant sales increased 3.8%.

         Franchise royalties and fees decreased from the third quarter of 2001 primarily as a result of opening one new franchise restaurant during the third quarter of 2002, compared to opening three franchise restaurants during the third quarter of 2001. In addition, franchise royalties decreased in part because there was one fewer franchise restaurant open as of October 6, 2002 compared to October 7, 2001, and because comparable restaurant sales for our franchisees upon which royalties are based, declined 2.4% in the U.S. and 4.5% in Canada, compared to the third quarter of 2001.

         Cost of sales. Cost of sales increased by $2.5 million, or 21.6%, to $14.2 million in the third quarter of 2002, from $11.7 million in the third quarter of 2001, due primarily to more restaurants being operated during the third quarter of 2002. Cost of sales as a percentage of restaurant sales decreased 0.7%, to 22.7%, from 23.4%. This reduction in cost of sales as a percentage of restaurant sales was primarily a result of favorable commodity pricing.

         Labor. Labor expenses increased by $4.6 million, or 26.6%, to $21.9 million in the third quarter of 2002, from $17.3 million in the third quarter of 2001, due primarily to more restaurants being operated in the third quarter of 2002. Overall, $2.2 million of this increase is attributable to the ten restaurants we acquired in the first quarter of 2002, $1.9 million of labor from nine new restaurants opened during fiscal 2002, $0.5 million related to a full quarter of operations for the six restaurants we opened in 2001, and $0.3 million attributable to increased labor at comparable restaurants. These increases were offset by reduced labor costs due to two restaurant closures, one in January 2002, and one in December 2001, that contributed $0.3 million more in labor in the third quarter of 2001 than in the third quarter of 2002. Overall, labor expenses as a percentage of restaurant sales increased 0.3%, to 35.1%, from 34.8% in the third quarter of 2001. This increase as a percent of sales was due to higher restaurant level bonuses, which represented 0.9% of sales in the third quarter of 2002, compared to 0.6% in the third quarter of 2001.

         Operating. Operating expenses increased by $1.7 million, or 21.0%, to $9.5 million in the third quarter of 2002, from $7.8 million in the third quarter of 2001, due primarily to more restaurants being operated in the third quarter of 2002 as compared to the third quarter of 2001. Operating expenses as a percentage of restaurant sales decreased 0.5%, to 15.2%, from 15.7% in the third quarter of 2001. The decrease as a percentage of restaurant sales was due primarily to utility expenses, which decreased 0.4%, to 2.7%, compared to 3.1% in the third quarter of 2001. Utility expenses were higher all over the country in 2001, but especially in Southern California, where electricity costs were significantly higher during certain periods during 2001 compared to 2002. The change was also due in part to a 0.1% decrease in supplies as a percentage of restaurant sales.

         Occupancy. Occupancy expenses increased by $0.9 million, or 26.5%, to $4.3 million in the third quarter of 2002, from $3.4 million in the third quarter of 2001, due primarily to more restaurants being operated in the third quarter of 2002. Occupancy expenses as a percentage of restaurant sales increased 0.1%, to 6.9%, from 6.8% in the third quarter of 2001, primarily as a result of higher occupancy expenses being experienced on our new restaurants opened in 2002 and 2001, and the ten restaurants acquired in the first quarter of 2002.

         Restaurant closures and impairment. Loss on restaurant closures and impairment was $317,000 in the third quarter of 2001. The loss in the third quarter of 2001 represented the write down of residual value related to one restaurant originally impaired in fiscal year 2000. There were no restaurant closures or impairment charges during the third quarter of 2002.

         Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 29.7%, to $3.0 million in the third quarter of 2002, from $2.3 million in the third quarter of 2001. The increase was primarily due to the nine new restaurants opened in fiscal 2002, our comparable restaurants, ten restaurants acquired in the first quarter of 2002, and additional depreciation on six new restaurants opened during 2001. Overall, depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 4.6%, from 4.4% in the third quarter of 2001. However, total depreciation and amortization for the third quarter of 2002 is not comparable to the third quarter of 2001, due to the fact that we ceased amortizing goodwill as of the beginning of fiscal 2002. Excluding $0.4 million of amortization related to goodwill and assembled workforce intangible assets that was recorded in the third quarter of fiscal 2001, depreciation and amortization would have increased 0.9%, to 4.6%, from 3.7% in the third quarter of 2001. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements for more detail.

         General and administrative. General and administrative expenses increased by $1.1 million, or 30.8%, to $4.7 million in the third quarter of 2002, from $3.6 million in the third quarter of 2001. General and administrative expenses as a percentage of total revenues increased 0.4%, to 7.2%, from 6.8% in the third quarter of 2001. The increase as a percentage of total revenues is primarily a result of higher local store marketing and other marketing costs which accounted for 0.2% of the increase, compared to the third quarter of 2001. The remaining increase in general and administrative expenses is due mostly to higher salaries and related costs attributable to operating more company-owned restaurants. In addition, legal, accounting and other general and administrative costs have increased as a result of our new public reporting requirements.

         Franchise development. Franchise development expenses increased $61,000, or 10.0%, to $666,000 in the third quarter of 2002 from $605,000 in the third quarter of 2001. Franchise development expenses as a percentage of total revenues decreased 0.2%, to 1.0%, from 1.2% in the third quarter of 2001. There was one franchise restaurant opening in the third quarter of 2002, compared to three in the third quarter of 2001. During the quarter we continued to work to expand our franchisee base and announced the signing of two new franchise partners and an expanded agreement with a third franchise partner.

         Pre-opening costs. Pre-opening costs were mostly unchanged at approximately $0.6 million in the third quarter of 2002 and 2001. There were four company-owned restaurants opened during both the third quarters of 2002 and 2001, however, one restaurant opening in the third quarter of 2002 occurred on the first day of the quarter and as a result most of its pre-opening costs were expensed as incurred in the second quarter of 2002. On the average, pre-opening costs for restaurants opened in the third quarter of 2002 were $180,000 compared to $147,000 for restaurants opened during the third quarter of 2001. This increase is due to the fact that we opened four restaurants in newer markets during the third quarter of 2002, versus one opening in a newer market during the third quarter of 2001. Pre-opening costs related to newer market restaurant openings are typically 20% higher than pre-opening costs in our more mature markets due to increased labor, training, travel and other costs.

         Impairment of real estate held for sale. During the third quarter of 2002, we recognized a $150,000 charge to reduce the carrying value of real estate held for sale to its estimated fair value less cost to sell. There were no charges for impairment of real estate held for sale during the third quarter of 2001.

         Interest expense. Interest expense decreased by $0.9 million, or 52.3%, to $0.8 million in the third quarter of 2002, from $1.8 million in the third quarter of 2001. The decrease was due primarily to the repayment of our Finova term loan and certain other indebtedness on July 24, 2002, as described in Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements. The decrease was also due in part to a reduction in the overall effective interest rate of our variable rate debt in the third quarter of 2002, compared to the third quarter of 2001.

         Interest income. Interest income decreased $76,000, or 52.9%, to $68,000 in the third quarter of 2002, from $144,000 in the third quarter of 2001. This decrease was primarily related to lower average cash balances during the third quarter of 2002, compared to the third quarter of 2001. The decrease was also due in part to lower average interest rates on our interest bearing accounts.

         Loss on early extinguishment of debt. During the third quarter of 2002, we incurred a $4.3 million charge attributable to prepayment penalties of $1.9 million and a $2.4 million non-cash write-off of certain capitalized debt issuance costs. These charges resulted because we used proceeds from our initial public offering, as described in Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements, together with borrowings under our Wachovia Bank N.A. (Wachovia) revolving credit facility, to repay: $48.0 million outstanding under our Finova term loan, $5.0 million outstanding under our revolving credit facility with U.S. Bank, N.A., $1.6 million outstanding under one real estate loan, and $0.4 million outstanding under three equipment loans. The early terminations of our Finova term loan and U.S. Bank revolving credit facility resulted in non-cash charges of $2.4 million due to the write-off of capitalized debt issuance costs that were being amortized over the respective lives of the relevant credit agreements. We early adopted SFAS No. 145 in the second quarter of fiscal year 2002 and consequently did not record the loss on early extinguishment of debt as an extraordinary item.

         Other. Other expense was $13,000 for the third quarter of 2002, as compared with other expense of $107,000 in the third quarter of 2001.

         Income before income taxes. As a result of the above, income before income taxes decreased $2.1 million, or 77.9%, to $0.6 million in the third quarter of 2002, from $2.7 million in the third quarter of 2001.

         Provision for income taxes. The provision for income taxes decreased $0.7 million, or 76.2%, to $0.2 million in the third quarter of 2002, from $0.9 million in the third quarter of 2001. The decrease was due primarily to decreased earnings attributable to the $4.3 million charge related to our early extinguishment of debt, as described above. Our effective income tax rate for the third quarter of 2002 was 35.0%, compared to an effective income tax rate of 32.5% for the third quarter of 2001.

         Net income. As a result of the above, net income decreased by $1.4 million, or 78.7%, to $0.4 million in the third quarter of 2002, from $1.8 million in the third quarter of 2001.

Forty Weeks Ended October 6, 2002 compared to Forty Weeks Ended October 7, 2001

         Total revenues. Total revenues increased by $37.2 million, or 21.7%, to $208.8 million in the forty weeks ended October 6, 2002, from $171.6 million in the forty weeks ended October 7, 2001, due primarily to a $37.7 million increase in restaurant sales. The increase in restaurant sales was due to $19.7 million in sales derived from ten restaurants acquired from two franchisees in the first quarter of 2002, $8.8 million of sales from nine new restaurants opened in the forty weeks ended October 6, 2002, $9.0 million in additional sales from a full forty weeks of operations for the six restaurants that we opened in 2001, and $2.4 million from comparable restaurant sales increases of 1.4%. For the forty weeks ended October 6, 2002, the increase in comparable restaurant sales was driven by an increase in guest counts of 1.0% and an increase in the average guest check of approximately 0.4% compared to the forty weeks ended October 7, 2001. These increases in restaurant sales were offset by one restaurant closure in 2002, and two restaurant closures in 2001, that contributed $2.2 more in revenue in the forty weeks ended October 7, 2001 than in the forty weeks ended October 6, 2002. We believe that unfavorable local economic conditions originally related to a downturn in the telecommunications and technology industries continue to adversely affect sales in three of our markets, Seattle, Portland and Denver, which combined represented 46.0% of our comparable sales for the forty weeks ended October 6, 2002. For these markets, comparable restaurant sales for the forty weeks ended October 6, 2002 decreased 1.1%. Excluding these markets, comparable restaurant sales increased 3.7%.

         Franchise royalties and fees decreased from the third quarter of 2001 primarily as a result of opening fewer franchise restaurants during the forty weeks ended October 6, 2002, compared to the forty weeks ended October 7, 2001. In addition, franchise royalties decreased in part because on the average there were fewer franchise restaurants open during the forty weeks ended October 6, 2002, compared to the forty weeks ended October 7, 2001, and because comparable restaurant sales for our franchisees, upon which royalties are based, declined 0.9% in the U.S. and 9.7% in Canada, compared to the forty weeks ended October 7, 2001.

         Cost of sales. Cost of sales increased by $7.3 million, or 18.4%, to $46.7 million in the forty weeks ended October 6, 2002, from $39.4 million in the forty weeks ended October 7, 2001, due primarily to more restaurants being operated during the forty weeks ended October 6, 2002. Cost of sales as a percentage of restaurant sales decreased 0.9%, to 23.1% in the forty weeks ended October 6, 2002, from 24.0% in the forty weeks ended October 7, 2001. This reduction in cost of sales as a percentage of restaurant sales was primarily a result of favorable commodity pricing and in part due to continuing management initiatives to reduce the cost of food and beverage products, reduce waste in our restaurants and improve margins.

         Labor. Labor expenses increased by $15.1 million, or 26.5%, to $72.1 million in the forty weeks ended October 6, 2002, from $57.0 million in the forty weeks ended October 7, 2001, due primarily to more restaurants being operated during the forty weeks ended October 6, 2002. Labor expenses as a percentage of restaurant sales increased to 35.7% in the forty weeks ended October 6, 2002, from 34.7% in the forty weeks ended October 7, 2001. We increased labor at comparable restaurants 0.6%, from 34.3% of restaurant sales in the forty weeks ended October 6, 2001, to 34.9% in the forty weeks ended October 6, 2002. These increases were due in part to increased benefits costs, higher training and controllable labor costs for the ten acquired restaurants as well as our nine new restaurants opened in 2002 and six restaurants opened in 2001, and minimum wage increases which took effect in Washington and California during the first quarter of 2002.

         Operating. Operating expenses increased by $5.1 million, or 20.1%, to $30.6 million in the forty weeks ended October 6, 2002, from $25.5 million in the forty weeks ended October 7, 2001, due primarily to more restaurants being operated in the forty weeks ended October 6, 2002. Operating expenses as a percentage of restaurant sales decreased to 15.2% in the forty weeks ended October 6, 2002, from 15.5% in the forty weeks ended October 7, 2001. The decrease was due primarily to utility expenses, which decreased 0.4%, to 2.6% of restaurant sales in the forty weeks ended October 6, 2002, compared to 3.0% in the forty weeks ended October 7, 2001. Utility expenses were higher all over the country in 2001, but especially in Southern California, where electricity costs were significantly higher during certain periods during 2001 compared to 2002. Excluding utilities, operating expenses as a percentage of restaurant sales increased 0.1%, to 12.6% in the forty weeks ended October 6, 2002, from 12.5% in the forty weeks ended October 7, 2001.

         Occupancy. Occupancy expenses increased by $3.0 million, or 27.4%, to $14.0 million in the forty weeks ended October 6, 2002, from $11.0 million in the forty weeks ended October 7, 2001, due primarily to more restaurants being operated in the forty weeks ended October 6, 2002. Occupancy expenses as a percentage of restaurant sales increased 0.2%, to 6.9%, from 6.7% in the forty weeks ended October 7, 2001, primarily as a result of higher occupancy expenses being experienced on our new restaurants opened in 2002 and 2001, and the ten restaurants acquired in the first quarter of 2002.

         Restaurant closures and impairment. Loss on restaurant closures and impairment was $317,000 in the third quarter of 2001. The loss in the third quarter of 2001 represented the write down of residual value related to one restaurant originally impaired in fiscal year 2000. There were no restaurant closures or impairment charges during the forty weeks ended October 6, 2002.

         Depreciation and amortization. Depreciation and amortization increased $1.5 million, or 19.7%, to $9.4 million in the forty weeks ended October 6, 2002, from $7.9 million in the forty weeks ended October 7, 2001. The increase was primarily due to the additional depreciation on six new restaurants opened during 2001, ten restaurants acquired in the first quarter of 2002, and nine new restaurants opened in 2002. Overall, depreciation and amortization expenses as a percentage of total revenues decreased 0.1%, to 4.5% in the forty weeks ended October 6, 2002, from 4.6% in the forty weeks ended October 7, 2001. However, total depreciation and amortization for the forty weeks ended October 6, 2002 is not comparable to the forty weeks ended October 7, 2001, due to the fact that we ceased amortizing goodwill as of the beginning of 2002. Overall, depreciation and amortization excluding the $1.3 million of amortization related to goodwill and assembled workforce intangible assets that was recorded in the third quarter of fiscal 2001, would have increased 0.7%, to 4.5% in the third quarter of 2002, compared to 3.8% in the third quarter of 2001. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements for more detail.

         General and administrative. General and administrative expenses increased by $3.2 million, or 26.4%, to $15.2 million in the forty weeks ended October 6, 2002, from $12.0 million in the forty weeks ended October 7, 2001. General and administrative expenses as a percentage of total revenues increased 0.3% to 7.3% in the forty weeks ended October 6, 2002, from 7.0% in the forty weeks ended October 7, 2001. The increase is primarily a result of higher marketing costs, specifically local store marketing and concept development, which increased $1.3 million, or 0.3% as a percentage of total revenues during the third quarter of 2002, compared to the forty weeks ended October 2, 2001. The remaining increase in general and administrative expenses is due primarily to higher salaries and related costs attributable to operating more company-owned restaurants. In addition, legal, accounting and other general and administrative costs have increased as a result of our new public reporting requirements.

         Franchise development. Franchise development expenses decreased $0.3 million to $2.7 million in the forty weeks ended October 6, 2002, from $3.0 million in the forty weeks ended October 7, 2001, and decreased 0.4% as a percentage of total revenues to 1.3% in the forty weeks ended October 6, 2002, from 1.7% in the forty weeks ended October 7, 2001. The decrease in franchise development expenses was primarily due to the fact that there were fewer franchise restaurant openings in the forty weeks ended October 6, 2002, compared to the forty weeks ended October 7, 2001.

         Pre-opening costs. Pre-opening costs increased by $0.7 million to $1.6 million in the forty weeks ended October 6, 2002, from $0.9 million in the forty weeks ended October 7, 2001. The increase was due primarily to opening nine new restaurants in the forty weeks ended October 6, 2002 as compared to six restaurants in the forty weeks ended October 7, 2001. In addition, average pre-opening costs per restaurant increased approximately $33,000 for restaurants opened in the forty weeks ended October 6, 2002, compared to restaurants opened in the forty weeks ended October 7, 2001. This increase is due to the fact that we opened seven restaurants in newer markets during the forty weeks ended October 6, 2002, compared to two restaurant openings in newer markets during the forty weeks ended October 7, 2001. Pre-opening costs related to restaurant openings in newer markets are typically 20% higher than pre-opening costs in our more mature markets due to increased labor, training, travel and supplies costs.

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

         Impairment of real estate held for sale. During the third quarter of 2002, we recognized a $150,000 charge to reduce the carrying value of real estate held for sale to its estimated fair value less cost to sell. There were no charges for impairment of real estate held for sale during the forty weeks ended October 7, 2001.

         Interest expense. Interest expense decreased by $1.2 million, or 20.3%, to $4.9 million in the forty weeks ended October 6, 2002, from $6.1 million in the forty weeks ended October 7, 2001. The decrease was due primarily to the repayment of our Finova term loan and certain other indebtedness during the third quarter of 2002, as described in Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements, as well as a reduction in the overall effective interest rate of our variable rate debt in the forty weeks ended October 6, 2002, compared to the forty weeks ended October 7, 2001.

         Interest income. Interest income decreased by $0.4 million to $0.2 million in the forty weeks ended October 6, 2002, from $0.6 million in the forty weeks ended October 7, 2001. The decrease was directly related to lower average cash balances during the forty weeks ended October 6, 2002, compared with the forty weeks ended October 7, 2001, as well as lower average interest rates.

         Loss on early extinguishment of debt. During the third quarter of 2002, we incurred a $4.3 million charge attributable to prepayment penalties of $1.9 million and a $2.4 million non-cash write-off of certain capitalized debt issuance costs. These charges resulted because we used proceeds from our initial public offering, as described in Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements, together with borrowings under our Wachovia revolving credit facility, to repay: $48.0 million outstanding under our Finova term loan, $5.0 million outstanding under our revolving credit facility with U.S. Bank, N.A.; $1.6 million outstanding under one real estate loan, and $0.4 million outstanding under three equipment loans. The early terminations of our Finova term loan and U.S. Bank revolving credit facility resulted in non-cash charges of $2.4 million due to the write-off of capitalized debt issuance costs that were being amortized over the respective lives of the relevant credit agreements. We early adopted SFAS No. 145 in the second quarter of fiscal year 2002 and consequently did not record the loss on early extinguishment of debt as an extraordinary item.

         Other. Other income was approximately $5,000 for the forty weeks ended October 6, 2002, compared to other expense of approximately $0.2 million in the forty weeks ended October 7, 2001.

         Income before income taxes. As a result of the above, income before income taxes decreased $0.4 million, or 4.4%, to $8.6 million in the forty weeks ended October 6, 2002, from $9.0 million in the forty weeks ended October 7, 2001.

         Provision for income taxes. The provision for income taxes increased to $3.0 million in the forty weeks ended October 6, 2002, from $2.9 million in the forty weeks ended October 7, 2001. The increase is due primarily to a change in our effective tax rate from 32.5% for forty weeks ended October 7, 2001, compared to an effective income tax rate of 34.9% for the forty weeks ended October 6, 2002, offset by the $0.4 million decrease in income before income taxes.

         Net income. As a result of the above, net income decreased by $0.5 million, or 7.9%, to $5.6 million in the forty weeks ended October 6, 2002, from $6.1 million in the forty weeks ended October 7, 2001.

Liquidity and Capital Resources

         Cash provided by operations for the forty weeks ended October 6, 2002, increased 11.0%, or $1.8 million, to $18.0 million, reflecting increased income from restaurant and franchise operations of $3.4 million, a $1.0 million non-recurring gain on lease buy-out, and lower cash payments for interest of $0.7 million. These increases were partially offset by a $1.9 million non-recurring prepayment penalty for early extinguishment of debt, higher income tax payments of $0.5 million, decreased cash flow from changes in operating assets and liabilities of $0.5 million, and lower interest income of $0.4 million.

         Cash used in investing activities for the forty weeks ended October 6, 2002, increased $25.1 million to $36.4 million compared to $11.3 million in the forty weeks ended October 7, 2001. During the forty weeks ended October 6, 2002, we invested $26.4 million for new restaurant construction, remodels and capital maintenance, and $3.8 million to acquire the assets of three restaurants from a franchisee. In addition, we spent $6.3 million to acquire six restaurants from Western Franchise Development, Inc., a franchisee. In the forty weeks ended October 7, 2001, cash used in investing activities was primarily related to capital expenditures for new restaurant construction, remodels and capital maintenance.

         Cash provided by financing activities for the forty weeks ended October 6, 2002, increased $2.1 million, to $3.6 million compared to $1.5 million for the forty weeks ended October 7, 2001. On July 18, 2002, we completed an initial public offering of 5,038,000 shares of common stock of which we sold 4,000,000 shares at a price to the public of $12.00 per share. Proceeds from the sale of the remaining 1,038,000 shares were distributed to selling stockholders. We received proceeds of $42.7 million from the offering, net of $3.4 million of underwriting fees and commissions and $1.9 million of other capitalizable stock issuance costs. In addition, during the forty weeks ended October 6, 2002, we raised approximately $0.5 million of proceeds from the exercise of stock options. Borrowings were $18.0 million and debt repayments using new borrowings and proceeds from our initial public offering were $56.2 million. We also incurred $1.4 million of new debt issuance costs related to our Wachovia revolving credit agreement, which will be amortized ratably over the three year term of the agreement. During the forty weeks ended October 7, 2001, cash flows provided by financing activities were primarily attributable to $5.4 million of borrowings and $0.1 million of proceeds from the exercise of stock options. These proceeds were offset by $3.8 million of debt repayments and $0.2 million of debt issuance costs.

         On July 24, 2002, we entered into a three-year $40.0 million revolving credit agreement with Wachovia and several other financial institutions to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. The credit agreement requires that we comply with a maximum leverage ratio, initially set at 2.0 to 1.0, as well as a minimum fixed charge coverage ratio, initially set at 1.25 to 1.0, and a minimum earnings before interest taxes depreciation and amortization (EBITDA) requirement, initially set at $27.5 million and 90% of the prior twelve-month period EBITDA. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. We are currently in compliance with all covenants.

         On July 24, 2002, we borrowed $11.3 million under the Wachovia revolving credit facility to repay existing indebtedness, of which we repaid $0.3 million to Wachovia on July 30, 2002. We repaid $1.5 million of these borrowings on November 4, 2002. We borrowed an additional $1.5 million to fund restaurant construction on October 3, 2002. Borrowings under the Wachovia revolving credit facility bear interest at an Alternate Base Rate (ABR), which is based on the Prime Rate plus 0.5% to 1.25%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR rate plus 1.5% to 2.25%, at our discretion. No more than five LIBOR Rate loans may be in effect at any time. The spread, or margin, for ABR loans and LIBOR Rate loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR Rate loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR Rate loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period.

         Net proceeds from our initial public offering, together with borrowings under our Wachovia revolving credit facility were used to repay: $48.0 million outstanding under our existing term loan, including $0.3 million of accrued interest and a prepayment penalty of $1.8 million; $5.0 million outstanding under our revolving credit facility with U.S. Bank; $1.6 million outstanding under one real estate loan, including a 1.0% prepayment penalty; and $0.4 million outstanding under three equipment loans. As of October 6, 2002, our total remaining current and long-term debt and capital lease obligations totaled approximately $41.9 million, compared to $82.7 million as of July 14, 2002.

         Throughout the remainder of fiscal year 2002, we expect to spend approximately $4.5 million to $5.5 million to fund the construction of new restaurants and approximately $1.0 million to $1.5 million for restaurant remodels and capital maintenance related to existing restaurants and corporate infrastructure.

         We believe that anticipated cash flows from operations and funds available from our existing credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next twelve months. Beyond the next twelve months, additional financing may be needed to fund working capital and capital expenditures. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations . Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Seasonality

         Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and other factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

Recent Accounting Developments

         In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. For the forty weeks ended October 6, 2002, we have not had any exit or disposal activities that would be subject to the provisions of SFAS No. 146. We plan to adopt SFAS No. 146 effective at the beginning of fiscal year 2003.

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

         Under our new Wachovia revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at an ABR, based on the Prime Rate plus 0.5% to 1.25%, or a LIBOR Rate, based on the relevant one, two, three or six-month LIBOR rate plus 1.5% to 2.25%, at our discretion. No more than five LIBOR Rate loans may be in effect at any time. The spread, or margin, for ABR and LIBOR rate loans under the Wachovia agreement are subject to quarterly adjustment based on our then current leverage ratio, as defined by the agreement. Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%. As of October 6, 2002, we had $10.9 million and $12.5 million outstanding under our GE Capital term loans and Wachovia revolving credit facility, respectively.

         We currently have approximately $23.4 million of variable rate borrowings under our loans with Wachovia and GE Capital, and a 1.0% change in the effective interest rate applied to these loans would have resulted in interest expense fluctuating approximately $234,000 on an annualized basis.

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

Item 4.	Controls and Procedures

         Within the last 90 days prior to the date of this report, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Credit Agreement, dated as of July 24, 2002, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, N.A., as Administrative Agent, and U.S. Bank N.A., as Documentation Agent, filed as Exhibit 1.1 to the Company’s Form 8-K dated July 24, 2002, and incorporated herein by reference.

(b)	Reports on Form 8-K.

On July 31, 2002, we filed a report on Form 8-K under Item 5, Other Events, regarding a newly executed $40.0 million revolving credit agreement with Wachovia Bank, N.A. and other financial institutions named therein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.
November 8, 2002	/s/ JAMES P. MCCLOSKEY

Date	James P. McCloskey Chief Financial Officer

CERTIFICATIONS

I, Michael J. Snyder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Red Robin Gourmet Burgers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002	/s/ MICHAEL J. SNYDER

Date	Michael J. Snyder Chief Executive Officer

I, James P. McCloskey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Red Robin Gourmet Burgers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002	/s/ JAMES P. MCCLOSKEY

Date	James P. McCloskey Chief Financial Officer