Form 10-K
period 2002-12-29
RED ROBIN GOURMET BURGERS INC
filed 2003-03-28
CIK 1171759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

☐	Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-49916

RED ROBIN GOURMET BURGERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1573084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5575 DTC Parkway, Suite 110 Greenwood Village, CO	80111
(Address of Principal Executive Offices)	(Zip Code)

(303) 846-6000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:    None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market’s National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 18, 2003 was approximately $111.8 million based on the closing sales price of $12.74 per share of common stock of the registrant on such date, as reported by the Nasdaq Stock Market’s National Market.

As of March 18, 2003, there were 15,124,653 outstanding shares of the registrant’s common stock.

Certain information required for Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K are incorporated by reference to the registrant’s definitive proxy statement for the 2003 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I

ITEM 1.    Business

Overview

Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. We currently own and operate 100 restaurants in 13 states, and have 98 additional restaurants operating under franchise or license agreements in 17 states and Canada.

Our menu is centered around our signature product, the gourmet burger, which we make from beef, chicken, veggie, fish, turkey and pot roast and serve in a variety of recipes. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard dressing, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. In addition to our gourmet burgers, which accounted for approximately 44.4% of our total food sales in 2002, we also serve an array of other food items that are designed to appeal to a broad group of guests, including salads, soups, appetizers, other entrees such as rice bowls and pasta, desserts and our signature Mad Mixology® alcoholic and non-alcoholic specialty beverages.

Our restaurants are designed to create a fun and memorable dining experience in a family-friendly atmosphere and provide our guests with an exceptional dining value. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages eight to 12 whom we refer to as tweens, and other children. Our mascot “Red” appeals to toddlers, and our carousel horses, televisions in the floors, three dimensional art and humorous posters appeal to children of all ages. We believe that our quick meal preparation, upbeat, popular music and enthusiastic team members enable us to achieve high sales productivity and create a sense of activity and excitement. All of our menu items are designed to be delivered to guests in a time-efficient manner, and we have a per person average check of approximately $10.00, which includes beverages.

To increase guest traffic, we locate our restaurants near high activity areas, such as retail centers, big box shopping centers and entertainment centers. Women, teens and tweens are extremely attractive consumers to real estate developers in these types of locations as they often strive to attract a similar consumer base to ours. We believe that these individuals are the primary visitors to the high activity areas where our restaurants are located and are predominantly responsible for family dining decisions. Recent data from an independent source indicates that approximately 28.0% of our guests are in the highly desirable under 18 consumer segment, which compares to 20.0% in the major casual dining bar and grill chains. In addition, approximately 57.0% of our guests are females. We believe our unique guest demographic mix provides us with a competitive advantage over other casual dining chains, enhancing our ability to enter into real estate locations favorable to us.

We believe that the appeal of our imaginative, high quality product offerings, our fun, family-friendly atmosphere, and our ability to operate in a wide variety of real estate formats and geographic locations have created an attractive restaurant model, providing us with significant opportunities for continued growth through both new company-owned and franchised restaurants.

History

Our history

In 1969, we opened our first restaurant in Seattle, Washington near the University of Washington campus. In 1979, Mike Snyder opened our first franchised Red Robin® restaurant in Yakima, Washington.

In 1985, Skylark Co., Ltd., a large publicly-traded restaurant company based in Japan, purchased a majority interest in our company. At that time, we had seven company-owned restaurants and 15 franchised restaurants.

Following Skylark’s investment, we expanded aggressively but were unable to establish a focused and consistent concept or profitable operating results at our restaurants. As a result, we experienced slower sales growth than our franchised restaurants. In an attempt to improve our operating results, we implemented several changes in management but were unable to find a successful management team. By 1995, average restaurant sales at company-owned restaurants were 22.6% below our United States franchisees’ average restaurant sales. Despite the problems we were experiencing, our leading franchisee at the time, The Snyder Group Company, led by Mike Snyder, continued to expand profitably by staying focused on our core menu of gourmet burgers and emphasizing superior guest service, dining experience and profitability.

In 1996, Skylark appointed Mike Snyder to the position of president. Under his leadership, we implemented a number of turnaround initiatives, including strengthening our gourmet burger concept, recruiting a new management team, upgrading management information systems, streamlining in-restaurant operations, improving guest service and closing ten under performing restaurants.

In 2000, we completed a recapitalization of our company to position our company for future growth. We acquired Mike Snyder’s 14-unit franchise company, The Snyder Group Company, in exchange for equity, cash and notes. In addition, Quad-C, a private equity firm whose principals have substantial experience in the restaurant industry, made an equity investment of $25.0 million in our company through its affiliates. As a result of these two transactions, Quad-C became our largest stockholder and Mike Snyder acquired a significant equity interest in our company.

In July 2002, we completed an initial public offering of 5,038,000 shares of common stock, of which we sold 4,000,000 shares, at a price to the public of $12.00 per share. The remaining 1,038,000 shares were offered by selling stockholders. We received proceeds of $42.8 million from the initial public offering, net of $3.4 million of underwriting fees and commissions and $1.8 million of other offering costs which were charged directly to additional paid-in capital as a reduction of the related proceeds. In July 2002, we also entered into a three-year $40.0 million revolving credit agreement to fund construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. Net proceeds from our initial public offering, together with borrowings under of revolving credit agreement, were used to repay existing borrowings under our term loan and other agreements.

Our corporate history

Red Robin Gourmet Burgers, Inc. was founded in September 1969. From September 1969 until December 1983, Red Robin operated as Red Robin Enterprises, Inc., a Washington corporation, and from December 1983 until June 1990, Red Robin operated as Red Robin International, Inc., a Washington corporation. In June 1990, Red Robin reincorporated in Nevada as Red Robin International, Inc., a Nevada corporation. In January 2001, our management formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, to facilitate a reorganization of the company. The reorganization was consummated in August 2001, and since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock of Red Robin International, Inc. Our business is operated primarily through Red Robin International, Inc.

Concept and business strategy

Our objective is to be the leading gourmet burger and casual dining restaurant destination. To achieve our objective, we have developed the following strategies.

•	Focus on key guiding principals, or “cornerstones,” that drive our success. In managing our operations, we focus on four cornerstones that we believe are essential to our business. Our four cornerstones are:

—	Values. To enhance the dining experience of our guests, we strive to maintain our core values: honor, integrity, seeking knowledge and having fun.

—	People. We recognize that our team members are our strongest asset. We seek to hire high quality team members and provide them with comprehensive training programs to ensure that we deliver superior service to our guests.

—	Burgers. We strive to be the number one casual dining destination for gourmet burgers in the markets in which we operate.

—	Time. We believe in giving our guests the “gift of time.” Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and 42 minutes at dinner.

•	Offer high quality, imaginative menu items. Our restaurants feature menu items that use imaginative toppings and showcase recipes that capture tastes and flavors that our guests do not typically associate with burgers, salads and sandwiches. We believe the success of our concept is due to our ability to interpret the latest food trends and incorporate them into our gourmet burgers, pastas, rice bowls, appetizers, salads, sandwiches and beverages. Our menu items are cooked to order, using high-quality, fresh ingredients and premium meats and based on unique recipes. One of our signature menu items is our Royal Red Robin Burger, which features a gourmet burger topped with a fried egg, along with bacon, cheese, lettuce, tomato and mayonnaise. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard dressing, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. We serve all of our gourmet burgers and sandwiches with “bottomless” french fries.

•	Create a fun, festive and memorable dining experience. We promote an exciting, high-energy and family-friendly atmosphere by decorating our restaurant interiors with an eclectic selection of celebrity posters, three-dimensional artwork, carousel horses and statues of our mascot “Red.” We enhance the excitement and energy levels in our restaurants by placing televisions in our main dining areas, in our floors and in our bathrooms and by playing upbeat, popular music throughout the day.

•	Provide an exceptional dining value with broad consumer appeal. We offer generous portions of high quality, imaginative food and beverages for a per person average check of approximately $10.00, which includes beverages. We believe this price-to-value relationship differentiates us from our competitors, many of whom have significantly higher average guest checks, and allows us to appeal to a broad base of consumers with a wide range of income levels. In addition to attracting families and groups, our restaurant features seating in the bar area, which is often used by our single diners. Our restaurants are popular during both the day and evening hours as evidenced by our almost equal split between lunch and dinner sales. We believe that our diverse menu further enhances our broad appeal by accommodating groups with different tastes.

•	Deliver strong unit economics. We believe our company-owned restaurants provide strong unit-level economics. In 2002, our comparable company-owned restaurants generated average sales of approximately $3.0 million and restaurant-level operating profit of approximately $608,000, or 20.4%. The typical cash investment cost for our free-standing restaurants opened in 2002 was approximately $1.7 million, excluding pre-opening costs, which averaged approximately $181,000 per restaurant, and land.

•	Pursue disciplined company-owned restaurant and franchise growth. We are pursuing a disciplined growth strategy, including both company-owned and franchised development. In 2002, we opened ten new company-owned restaurants, acquired ten existing restaurants from two franchisees, and relocated one restaurant. In addition, our franchisees opened five new restaurants. In 2003, we intend to open 18 new company-owned restaurants and we expect our franchisees to open an additional 10 to 13 new restaurants. Our site selection criteria focuses on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographics, heavy retail traffic and a highly visible site.

•	Build awareness of the Red Robin® America’s Gourmet Burgers & Spirits® brand. We believe that the Red Robin name has achieved substantial brand equity among our guests and has become well known within our markets for our signature menu items. We intend to strengthen this brand loyalty by continuing to offer new menu items and deliver a consistently memorable guest experience. Additionally, we believe that Red Robin is recognized for the family-friendly, high-energy and exciting atmosphere our restaurants offer. Key brand attributes that we continue to build upon are our high-quality imaginative food items, commitment to guest service and a strong price-to-value relationship.

•	Continue to capitalize on favorable lifestyle and demographic trends. We believe that we have benefited from several key lifestyle and demographic trends that have helped drive our business. These trends include:

—	Increase in consumption of food away from home. The National Restaurant Association estimates that the restaurant industry captured 45.3% of all consumer dollars spent on food in 2000 and projects the restaurant industry’s share to increase to 53.0% by 2010. Given our attractive average guest check, family-friendly atmosphere and fun, festive and memorable dining experience, we believe we are well-positioned to continue to benefit from this expected increase in food consumed away from home.

—	The large and growing teen population. According to the United States Census Bureau, the teen segment of the population, persons 12 to 19 years old, is expected to grow 36.6% faster than the overall population from 31.6 million in 2000 to 33.6 million by 2005. Given that our concept attracts a significant number of teens and tweens, we believe we will continue to benefit from the strong growth in this segment of the population.

We believe these and other lifestyle and demographic trends will continue to be favorable to us and offer us strong opportunities for future restaurant expansion.

Growth strategies

We believe that there are significant opportunities to grow our concept and brand on a nationwide basis through both new company-owned and franchised restaurants. We believe that our concept and brand can support as many as 850 additional company-owned or franchised restaurants throughout the United States.

Company-owned restaurants

Our primary source of expansion and growth in the near term will be the addition of new company-owned restaurants. We are pursuing a disciplined growth strategy and intend to develop many of our new restaurants in our existing markets, and selectively enter into new markets. Our growth strategy incorporates a cluster strategy for market penetration, which we believe will enable us to gain operating efficiencies, increase brand awareness and enhance convenience and ease of access for our guests, all of which we believe will lead to significant repeat business. Our site selection criteria for new restaurants are flexible and allow us to adapt to a variety of locations near high activity areas such as retail centers, big box shopping centers and entertainment centers. In 2002, we opened ten new company-owned restaurants, relocated one restaurant and acquired ten existing restaurants from franchisees. In 2003, we intend to open approximately 18 new company-owned restaurants.

Franchised restaurants

The other key aspect of our growth strategy is the continued development of our franchise restaurants. We expect the majority of our new franchise restaurant growth to occur through the development of new restaurants by new franchisees, primarily in the Northeast, Midwest and the South. We intend to continue to strengthen our franchise system by attracting experienced and well-capitalized area developers who are quality-conscious restaurant operators and who possess the expertise and resources to execute the development of new restaurants on a large scale. Similarly, we have chosen not to pursue relationships with franchisees that would involve only a limited number of restaurants in a limited territory, because we believe that this would consume too much of our time and attention for the return we would expect to achieve. In 2002, our franchisees opened five new restaurants, and we expect our franchisees to open an additional 10 to 13 new franchise restaurants in 2003.

Unit level economics

In 2002, our comparable company-owned restaurants generated average sales of approximately $3.0 million and restaurant-level operating profit of approximately $608,000, or 20.4%. The typical cash investment cost for our free-standing restaurants opened in 2002 was approximately $1.7 million, excluding pre-opening costs, which averaged approximately $181,000 per restaurant, and land.

Currently, our existing restaurants range in size from 3,800 square feet to 10,700 square feet. Our prototype restaurant is typically a free-standing building with approximately 6,400 square feet, approximately 200 seats and a patio. Based on this prototype, we expect that in the future our total cash investment per restaurant will average approximately $1.8 million, excluding pre-opening costs, which we estimate to be approximately $178,500 per restaurant.

Expansion strategy and site selection

We believe our unique guest demographic mix provides us with a competitive advantage over other casual dining chains, enhancing our ability to enter into real estate locations favorable to us. Recent data from an independent source indicates that approximately 28.0% of our guests are in the highly desirable under 18 consumer segment, which compares to 20.0% in the major casual dining bar and grill chains. In addition, approximately 57.0% of our guests are females. We locate our restaurants near high activity areas, such as retail centers, big box shopping centers and entertainment centers. Women, teens and tweens are extremely attractive consumers to real estate developers in these types of locations as they often strive to attract a similar consumer base to ours.

Our restaurant expansion strategy focuses primarily on further penetrating existing markets with a cluster strategy and selectively entering into new markets. This clustering approach enables us to increase brand awareness and improve our operating efficiencies. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified team members is enhanced in markets in which we are well-known.

We believe that our site selection strategy is critical to our success and we devote substantial time and effort to evaluating each site. Our site selection criteria focus on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic and a highly visible site.

In order to maximize our market penetration potential, we have developed a flexible physical site format that allows us to operate in a range of real estate venues located near high activity areas such as retail centers, big box shopping centers and entertainment centers. Approved sites generally have a population of at least 70,000 people within a three-mile radius and at least 100,000 people within a five-mile radius. Sites generally require a strong daytime and evening population, adequate parking, a visible and easy entrance and exit. Our prototype restaurant is typically a free-standing building with approximately 6,400 square feet, approximately 200 seats and a patio.

Our real estate team focuses on site selection and future development and each prospective site is thoroughly analyzed before a lease or purchase agreement is signed. Prior to committing to a restaurant site, the site is thoroughly evaluated, visited and approved by our senior management team. Our chief executive officer and/or our chief financial officer personally visit and approve all new sites.

With the exception of the 15 sites for which we own the real estate, we operate our restaurants under leases. Our primary site objective is to secure a superior site, with the decision to buy or lease as a secondary objective. We believe that our unique guest demographic mix provides us with a major competitive advantage in securing sites. Our long-standing relationships with several major mall developers and owners and our favorable demographics afford us the opportunity to negotiate additional sites in new malls that they are developing. Our format provides us with a great deal of flexibility in these negotiations, because our concept is suitable for a wide variety of real estate venues.

Restaurant locations

We currently have 100 company-owned restaurants and 98 franchised restaurants in 23 states and two Canadian provinces as shown in the chart below.

	Number of Restaurants
	Company-Owned	Franchised	Total
Alaska	—	3	3
Arizona	5	3	8
California	32	15	47
Colorado	15	—	15
Idaho	—	3	3
Illinois	—	5	5
Indiana	1	—	1
Maryland	4	—	4
Michigan	—	9	9
Minnesota	—	2	2
Missouri	2	—	2
Montana	—	1	1
Nebraska	2	—	2
Nevada	2	1	3
New Mexico	—	2	2
Ohio	3	3	6
Oregon	11	3	14
Pennsylvania	1	7	8
Texas	—	3	3
Utah	—	4	4
Virginia	5	—	5
Washington	17	11	28
Wisconsin	—	2	2

Total United States	100	77	177

Canada	—	21	21

Total	100	98	198

Menu

Our menu is centered around our signature product, the gourmet burger, which we define as “anything that can go in, on or between two buns.” We make our gourmet burgers from beef, chicken, veggie, fish, turkey and pot roast, and serve them in a variety of recipes. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard dressing, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. For example, one of our signature creations, the Banzai Burger, is marinated in teriyaki and topped with grilled pineapple, cheddar cheese, lettuce, tomato and mayonnaise.

In addition to gourmet burgers, which accounted for approximately 44.4% of our total food sales in 2002, we serve an array of other food items that are designed to appeal to a broad group of guests, including a variety of salads, soups, appetizers, other entrees such as rice bowls and pasta and desserts. One of our top selling non-burger items is the Baja Turkey Club, which features turkey, pepper-jack and cheddar cheeses, bacon, roasted green chilies, tomato and roasted pepper mayonnaise on grilled Texas toast. We serve all of our burgers and sandwiches with “bottomless” french fries. Our guests can also choose from a wide variety of beverages, including Pepsi products, smoothies, monster milkshakes, our proprietary Strawberry Ecstasy and our signature Mad Mixology® alcoholic and non-alcoholic specialty beverages like our Freckled Lemonade.

All of our menu items are prepared to order in our restaurants. The food items on our menu range in price from $2.99 to $12.49, with a per person average check of approximately $10.00, including beverages. Sales of alcoholic beverages represented approximately 9.0% and sales of non-alcoholic beverages represented 13.3% of total restaurant sales in 2002.

We continuously experiment with food and beverage items and flavor combinations to create selections that are imaginative and exciting to our guests. Ideas for new menu items are generated at the restaurant level as well as through consumer research and franchisees. Menu items are rotated on and off the menu based on the changing tastes of our guests. Every new recipe idea goes through our test menu development process. The proposed menu item must appeal to a sufficient number of guests and require a preparation time of less than eight minutes to be added to our menu. In addition, the corresponding ingredients must retain or improve the overall menu quality while meeting our gross profit margin targets. All new menu items are then test marketed for eight to 12 weeks in selected restaurants. Our franchisees are given the opportunity to review proposed menu items and offer feedback before the recipes are finalized and added to the menu.

Guest loyalty and experience

Through our unique guest service philosophy, which we describe as “unbridled,” we feel we have created a culture that has enabled us to build a strong and loyal guest base. Unbridled acts are common in our company, as our team members have a history of going far beyond the customary level of guest service. In 2002, we were proud to be recognized as a gold winner of Restaurants & Institutions 2002 Choice in Chains Award for excellence in customer service, food quality and overall dining experience, as voted on by a nationally representative sample of consumers.

We use many industry standard techniques to measure our guests’ experiences at our restaurants. These include comment cards, mystery shoppers, internet feedback, market area and in-restaurant consumer research. We also employ several additional techniques at the restaurant level, including a “systems check” performed each week by our general managers to track and measure our guests’ experiences. This “systems check” evaluates our speed of service, our food preparation times and our seating utilization for each week. The key measurement criteria evaluated in our “systems check” contribute to our ability to give our guests the “gift of time.” We strive to provide guests with a 37-minute dining experience at lunch and 42 minutes at dinner. Our regional operations directors utilize these and other reports to determine which restaurants in their region may need additional support to address any problems.

Marketing and advertising

Our marketing strategy focuses on: 1) driving comparable restaurant sales through attracting new guests and increasing the frequency of visits by current guests; 2) supporting new restaurant openings to achieve their sales and profit goals; and 3) communicating a unique, powerful, and consistent brand. We accomplish these objectives through four major initiatives.

In-restaurant marketing

A significant portion of our marketing funds are spent in communicating with our guests while they are in our restaurants. The core of our strategy revolves around keeping our menu fresh, with innovative burgers and non-burger options. Three times per year we promote at least one new burger and one new non-burger item. These items are featured along with one of our gourmet beef burgers on table tents and other printed materials. This strategy focuses on highlighting both our core menu burgers along with new burgers and new non-burger food items and beverages. The goal is to create variety and excitement for our guests, which we believe drives frequency of visits.

Local restaurant marketing

We believe we are a wholesome, values-focused leader in family casual dining. With our focus on women, teens and tweens, we have a unique opportunity to market our restaurant at the local level. We reach out to schools, churches, charities, and community organizations to build brand awareness within the communities that we serve.

We believe that teens and tweens are influential in family dining decisions. Recent data from an independent source indicates that approximately 28.0% of our guests are under 18, which compares to 20.0% in the major casual dining bar and grill chains. We believe our local restaurant marketing invites trial by teens and tweens and provides us with a competitive advantage over other casual dining bar and grill chains.

Advertising

Although our restaurant concept is not media driven, we do spend a limited amount of our marketing dollars in select markets on various media advertising, including radio, print (mostly free-standing newspaper inserts) and outdoor (mostly billboards and other signage) to build brand awareness. Our media advertisements emphasize our gourmet burger passion and showcase key gourmet burgers. We also build and reinforce our brand in all internal and external visual advertising by highlighting the distinctive features of our red, black and yellow logo.

New restaurant openings

We use new restaurant openings as opportunities to reach out to the local media. Our openings are often featured on live local radio broadcasts and receive coverage in local newspapers. We employ a variety of marketing techniques in connection with our new restaurant openings, including community “VIP” parties, with invitations to media personalities and community leaders. We also typically tie our openings to a charitable event.

During 2002, we spent an aggregate of 4.1% of restaurant sales on marketing efforts. Of this amount, we spent 1.0% of restaurant sales on major media initiatives such as television commercials, radio advertisements and free-standing inserts in newspapers and other print media. We expect to continue investing a similar percentage of restaurant sales in marketing efforts in the future, primarily in connection with driving comparable restaurant sales and new restaurant openings.

Operations

Restaurant management

Our restaurant operations are divided into four distinct geographic regions, which are overseen by a senior regional operations director who reports to the vice president of operations. In general, each geographic region contains three to four regional operations directors, one to two regional recruiters, a regional training manager and one to two regional kitchen managers. Our regional directors oversee five to eight company-owned restaurants each, which we believe enables them to better support the general managers and achieve sales and cash flow targets for each restaurant within their region. In addition, the regional operations directors invest a portion of their time on franchised operations in their respective regions.

Our typical restaurant management team consists of a general manager, an assistant general manager, a kitchen manager and one or two assistant managers. Most of our restaurants employ approximately 85 hourly team members, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of team members, as well as operating results. The kitchen manager is responsible for product quality, daily production, shift execution, food costs and kitchen labor costs. Our restaurants are generally open Sunday through Thursday from 11:00 AM until 10:00 PM and on Friday and Saturday from 11:00 AM to 11:00 PM.

Operational tools and programs

We utilize a customized food and beverage analysis program that determines the optimal food and beverage costs for each restaurant and provides additional tools and reports to help us identify opportunities, such as waste management, which we believe affords us lower than industry average food and beverage costs. We also utilize a labor program to determine the optimal staffing needs of each restaurant based on its actual guest flow and demand.

We employ several additional operational tools, for example, each week, every general manager performs a “systems check” which tracks and measures our guests’ experiences based upon key criteria. This “systems check” evaluates our speed of service, our food preparation times and our seating utilization for each week. Our regional operations directors utilize these and other reports to determine which restaurants in their region may need additional support to address any problems.

Training

We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants. Each location has eight to ten certified trainers who provide classroom and on-the-job instruction for new team members. All of our trainers participate in an eight hour training seminar on good training skills, which provides them with knowledge and tactics to enable them to be better trainers and coaches. We provide all new team members with complete orientation and one-on-one training for their positions to ensure they are able to meet our high standards. All of our new team members are trained by partnering with a certified designated trainer to assure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests.

New restaurant managers are required to complete an eight-week training program that includes service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they spend one additional training week with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Once a year we hold a general manager conference in which our general managers receive additional training on financial management, food preparation, hospitality and other relevant topics.

When we open a new restaurant, we provide varying levels of training to team members in each position to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. Prior to opening a new restaurant, our dedicated training and opening team travels to the location to prepare for an intensive seven-day training program for all team members hired for the new restaurant opening. Part of the training teams stay on site during the first week of operation and an additional team of training support arrives for on-site support during the second and third weeks. We believe this additional investment in our new restaurants is important, because it helps us provide our guests with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of new team members.

Recruiting and retention

We seek to hire experienced general managers and team members. We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance and stock options for general managers. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement, as well as significant performance-based incentives tied to sales, profitability, certain qualitative measures and length of service at the same restaurant location. For example, we provide our general managers with the use of a Jeep Wrangler for two years if they increase restaurant sales in a single restaurant by 15.0% for four consecutive quarters. If this increase is maintained for eight consecutive quarters, we give the manager outright title to the Jeep Wrangler. We also provide various other incentives, including vacations, car allowances and quarterly sales and profit bonuses. Our most successful general managers are eligible for promotion to training general manager status and are entitled to receive more lucrative compensation packages based on various performance criteria. We also provide monetary rewards for general managers who develop future managers for our restaurants.

Restaurant franchise and licensing arrangements

We intend to grow the number of new company-owned restaurants in a measured and disciplined manner. As a result, many areas of the United States are available for potential development by franchisees. As of December 29, 2002, we had 19 franchisees that operated 98 restaurants in 17 states and two Canadian provinces. Of the 19 franchisees, 14 have exclusive franchise development arrangements, including one international franchisee. Our two largest franchisees are Red Robin Restaurants of Canada, Ltd., with 21 restaurants throughout Alberta and British Columbia, Canada, and Top Robin Ventures, Inc., with 14 restaurants in Southern California. In 2002, our franchisees opened five new restaurants and we expect our franchisees to open 10 to 13 additional new restaurants in 2003. The success of our current franchisees and the popularity of our concept have created significant interest by potential franchisees. In 2002, we added seven new franchisees as well as entered into expanded development agreements with three existing franchisees.

Each franchise arrangement typically consists of an area development agreement and a separate franchise agreement for each restaurant. Our current form of area development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, typically over a five-year period. Individual franchise agreements relate to the operation of each restaurant opened and typically have a term of 20 years with a renewal option for an additional ten years if certain conditions are satisfied.

Under our current form of area development agreement, we collect a $10,000 development fee for each restaurant the franchisee agrees to develop at the time we enter into the area development agreement. When a franchisee opens a new restaurant, we collect an additional $25,000 fee and we credit the $10,000 previously collected and recognize a $35,000 franchise fee as income. We may charge lower development fees and franchise fees for existing franchisees. Our current form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted restaurant sales.

Franchisees are required to spend a minimum of 1.5% of adjusted restaurant sales on local advertising or promotional activities and to pay an advertising fee of 0.5% of adjusted restaurant sales to a cooperative advertising fund for marketing studies and the development of commercials or other print and electronic media promotional material. We also have the ability under most of our franchise agreements to require the franchisee to contribute up to 4.0% of adjusted sales to a separate national advertising and marketing fund. The royalty fee and advertising and marketing contributions of our franchisees vary depending on when the agreements were executed and the number of restaurants that the franchisee committed to open during the term of the area development agreement.

Franchise compliance assurance

We have instituted a comprehensive system to ensure the selection of quality franchisees and compliance with our systems and standards, both during the development and operating of franchise restaurants.

•	Selection process. We generally select franchisees that are experienced, well-capitalized, multi-unit restaurant operators or who have demonstrated the ability to raise capital and rapidly grow a multi-unit retail or service organization. During the selection process, we conduct comprehensive background, financial, and reference checks on all candidates. Key department heads will typically meet with each franchisee candidate and often visit their current business operations to assess his or her level of relevant expertise. References are obtained from the candidates as well as through industry sources, such as former suppliers, executives, managers, or other business associates. We will generally not grant development rights for the development of a single restaurant.

•	Development and operations. After a franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with Red Robin systems and procedures. During the development phase, we assist in the selection of restaurant sites and the development of prototype and building plans, including all required changes by local municipalities and developers. After construction is completed, we review the building for compliance with our standards and provide eight trainers to assist in the opening of the restaurant. We advise the franchisee on menu, management training, and equipment and food purchases. At least once a year, we review all menu items and descriptions to ensure compliance with our requirements and standards. We require all suppliers of ground beef, if different than ours, to pay for and pass an annual inspection performed by third party auditors. Finally, on an ongoing basis, we conduct brand equity reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Reviews are conducted by seasoned operations teams, last approximately two to three days, and focus on seven key areas including health, safety, brand foundation, and execution proficiency.

To continuously improve our operations, we maintain a franchise marketing advisory council, a franchise business advisory council and a food and beverage committee. The councils and committee provide advice to us regarding operations and consist of three franchisee representatives and three members of our senior management. In addition, several times each year we solicit feedback and insights on specific topics from the broad group of franchisees and then get together with them to discuss and share their insights. These gatherings, which we call “headwater meetings,” are an effort to attain a high level of franchisee buy-in and to assure the system is evolving in a positive direction through the exchange of best practices.

Management information systems

All of our restaurants use computerized management information systems, which are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data, and reduce restaurant and corporate administrative time and expense. We believe our management information systems are sophisticated and are sufficient to support our restaurant expansion plans.

With the data provided by our information systems, we can report daily, weekly and period-to-date numbers on an automated daily report that is delivered via e-mail to our restaurants and our field personnel. On a weekly and a periodic basis, we issue other electronic reports that provide comparative data regarding food, labor and other cost information. Our information systems also enable us to automatically post restaurant level data, such as restaurant sales, cash and credit card receipts and promotion usage into our corporate accounting software. We also use our information systems to capture information regarding our payroll and the status of new and existing team members. Specifically, we use Menulink, a Windows-based product, to perform our restaurant-level bookkeeping, electronic ordering and food cost and management functions. Our Aloha Technologies point-of-sale system facilitates the supply of data to Menulink and also assists with labor scheduling and credit card authorizations. We have developed several in-house products to assist with our information systems. Our Scheduling Team Members and Reporting System, or STaRs, helps our managers schedule the optimal amount of team members at any time. We believe these systems enable both restaurant-level and corporate-level management to adequately supervise the operational and financial performance of our restaurants as necessary to support our planned expansion.

Food preparation, quality control and purchasing

We believe that we have some of the highest food quality standards in the industry. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. We inspect specific qualified manufacturers and growers. Our purchasing team and restaurant managers are certified in a comprehensive safety and sanitations course by the National Restaurant Association. Minimum cook temperature requirements and twice-a-day line checks ensure the safety and quality of both burgers and other items we use in our restaurants.

We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food ingredients, supplies and other products. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing team generally negotiates all prices in one of two formats: 1) fixed price contracts with terms of between one month and one year or 2) monthly commodity pricing formulas. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s kitchen manager determines the restaurant’s daily usage requirements for food ingredients, products and supplies. The kitchen manager orders accordingly from approved local suppliers and our national master distributor and all deliveries are inspected to ensure that the items received meet our quality specifications and negotiated prices. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

Team members

As of December 29, 2002, we had approximately 9,200 employees, who we refer to as team members, consisting of approximately 9,100 team members at company-owned restaurants, 19 team members at regional offices and 92 team members at our corporate headquarters. During our higher volume summer months, we experience an increase in the number of hourly team members in our restaurants of approximately 10.0%. None of our team members is covered by any collective bargaining agreement. We consider our team member relations to be good.

Competition

The restaurant industry is highly competitive. We compete on the basis of the taste, quality, price of food offered, guest service, ambiance, location and overall dining experience. We believe that our guest demographics, our gourmet burger concept, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and restaurant-level team members.

Trademarks

Our registered trademarks and service marks include, among others, the marks “Red Robin®,” “America’s Gourmet Burgers & Spirits®” and “Mad Mixology®” and our logo. We have registered these marks with the

United States Patent and Trademark Office. We have registered or have registrations pending in Canada for our most significant trademarks and service marks. In order to better protect our brand, we have also registered the Internet domain name “www.redrobin.com.” We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have in the past, and expect to continue to vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claim(s), we may be prevented from using our trademarks and/or service marks in the future and may be liable for damages.

Government regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licensing. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment.

Executive officers

The following table sets forth information about our executive officers and other key officers as of March 18, 2003:

Name	Age	Position
Executive Officers:
Michael J. Snyder	53	Chairman of the Board, Chief Executive Officer, President
James P. McCloskey	52	Chief Financial Officer
Michael E. Woods	53	Senior Vice President of Franchise Development
Robert J. Merullo	48	Senior Vice President of Restaurant Operations
Todd A. Brighton	45	Vice President of Development
Eric C. Houseman	35	Vice President of Restaurant Operations

Other Key Officers:
John W. Grant	56	Vice President and General Counsel
Charles K. Dusenberry II	49	Vice President of Design and Construction
Mark K. Eggen	49	Vice President of Franchise Operations
Robert F. Fix	50	Vice President of Franchise Sales
Michael I. Speck	43	Vice President of Human Resources
Lisa A. Dahl	44	Vice President and Controller
Howard C. Jenkins	60	Vice President of Management Information Systems
Ray S. Masters	43	Vice President of Purchasing
Scott A. Schooler	35	Vice President of Food and Beverage

Michael J. Snyder.    Mr. Snyder was elected as our president, chief operating officer and as a director in April 1996. In March 1997, Mr. Snyder was elected as our chief executive officer. In May 1997, Mr. Snyder was elected as our chairman of the board. From 1979 to May 2000, Mr. Snyder also served as president of The Snyder Group Company.

James P. McCloskey.    Mr. McCloskey was elected as our chief financial officer and secretary in June 1996. From March 1994 to January 1996, Mr. McCloskey served as chief financial officer for Avalon Software in Tucson, Arizona. From July 1988 to March 1994, Mr. McCloskey served as chief financial officer for Famous Amos Cookies in San Francisco, California.

Michael E. Woods.    Mr. Woods joined us in January 1997 as our vice president of franchise development and was appointed senior vice president in January 1999. From 1992 to June 1999, Mr. Woods also served as director of corporate development for The Snyder Group Company.

Robert J. Merullo.    Mr. Merullo joined us in April 2000 as our senior vice president of restaurant operations. Mr. Merullo was the director of operations for The Snyder Group Company from November 1991 to April 2000.

Todd A. Brighton.    Mr. Brighton joined us in April 2001 as our vice president of development with management responsibility over real estate and design and construction. From August 1999 to April 2001, Mr. Brighton was director of real estate with RTM Restaurant Group and was responsible for strategic analysis and market planning for three restaurant chains. From November 1996 to July 1999, Mr. Brighton was the western development manager for Blockbuster Entertainment, Inc. and was responsible for all real estate development in 17 states and select international markets.

Eric C. Houseman.    Mr. Houseman joined us in 1993 and has served as our vice president of restaurant operations since March 2000. From 1993 to March 2000, he served in various regional operations management positions with our company.

John W. Grant.    Mr. Grant joined us in January 1995 as our director of real estate and legal and was promoted to vice president and general counsel in August 1996. From December 1993 to December 1994, Mr. Grant was self-employed as an attorney in Santa Barbara, California.

Charles K. Dusenberry II.    Mr. Dusenberry joined us in March 2002 as our vice president of design and construction. From 1996 to March 2002, Mr. Dusenberry was the vice president of construction, design and facilities for Pizzeria Uno.

Mark K. Eggen.    Mr. Eggen joined us in March 1994 as our vice president of operations. In March 2000, he was appointed vice president of franchise operations.

Robert F. Fix.    Mr. Fix joined us in March 2001 as our vice president of franchise sales. From 1996 until March 2001, Mr. Fix was director of U.S. franchise development for Boston Pizza International of Richmond in British Columbia, Canada.

Michael I. Speck.    Mr. Speck joined us in June 1998 as our director of human resources and was promoted to vice president of human resources in July 1999. Prior to June 1998, Mr. Speck was vice president of training and human resources for Mayfair Partners, L.P., a franchisee of Boston Market and Einstein Bros. Bagels. Mr. Speck has served as chairperson for the National Restaurant Association Human Resources Executive Group.

Lisa A. Dahl.    Ms. Dahl joined us in March 1997 as our corporate controller and was promoted to vice president in January 2003. Prior to joining us, Ms. Dahl was an accounting director for Vicorp Restaurants. Ms. Dahl is a certified public accountant and has served as chairperson for the National Restaurant Association Finance Executive Group.

Howard C. Jenkins.    Mr. Jenkins joined us in December 1996 as our vice president of management information systems. Prior to 1996, Mr. Jenkins held various senior management positions in information technology, material management, and manufacturing for defense and commercial corporations. He has also performed various consulting services involving the implementation of enterprise resource planning systems. Mr. Jenkins is a member of the Food Service Technology Exposition Board, a member of the Hospitality Technology Visionary Board and has served as the chairman for the National Restaurant Association MIS Executive Study Group.

Ray S. Masters.    Mr. Masters joined us in May 1996 as director of purchasing and was promoted to vice president of purchasing in October 1998. Prior to joining us, Mr. Masters held multi-unit national account executive sales positions with SYSCO Foods and Johnsonville Foods.

Scott A. Schooler.    Mr. Schooler joined us in April 2000 as vice president of food and beverage. He was the director of food and beverage for The Snyder Group Company from March 1987 to April 2000.

RISK FACTORS

Risks related to our business

Our growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may slow restaurant development and expansion and impair our growth strategy.

We are pursuing an aggressive but disciplined growth strategy which, to be successful, will depend in large part on our ability and the ability of our franchisees to open new restaurants and to operate these restaurants on a profitable basis. We anticipate that our new restaurants will generally take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train sufficient team members and other factors. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, we cannot assure you that any restaurant we open will obtain operating results similar to those of our existing restaurants. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	the hiring, training and retention of qualified operating personnel, especially managers;

•	reliance on the knowledge of our executives and franchisees to identify available and suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable lease terms;

•	timely development of new restaurants, including the availability of construction materials and labor;

•	management of construction and development costs of new restaurants;

•	securing required governmental approvals and permits in a timely manner, or at all;

•	cost and availability of capital;

•	competition in our markets; and

•	general economic conditions.

Our success depends on our ability to locate and secure a sufficient number of suitable new restaurant sites.

One of our biggest challenges in meeting our growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. There can be no assurance that we will be able to find sufficient suitable locations, or suitable leases, for our planned expansion in any future period. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned growth.

Our restaurant expansion strategy focuses primarily on further penetrating existing markets. This strategy could cause sales in some of our existing restaurants to decline.

Our areas of highest concentration are California, Colorado, Washington and Oregon. In accordance with our expansion strategy, we intend to open new restaurants primarily in our existing markets. Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance and guest counts for restaurants near the area in which a new restaurant opens may decline due to the opening of new restaurants.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk in expansion into new markets is the lack of market awareness of the Red Robin® brand. Restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

Our expansion may strain our infrastructure and other resources, which could slow our restaurant development or cause other problems.

We face the risk that our existing systems and procedures, restaurant management systems, financial controls, information systems, management resources and human resources will be inadequate to support our planned expansion of company-owned and franchised restaurants. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on our infrastructure and other resources. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to achieve our expansion objectives, our operating results could be materially negatively affected.

Our ability to raise capital in the future may be limited, which could adversely impact our business.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in this section, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans as well as our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If our franchisees cannot develop or finance new restaurants or build them on suitable sites or open them on schedule, our growth and success may be impeded.

Under our current form of area development agreement, franchisees must develop a predetermined number of restaurants in their area according to a schedule that lasts for the term of their development agreement. Franchisees may not have access to the financial or management resources that they need to open the restaurants required by their development schedules, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. In the past, we have agreed to extend or modify development schedules for certain area developers, and we may do so in the future. Any of these problems could slow our growth and reduce our franchise revenues.

Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants. Over the past several years, financing has been difficult for small operators to obtain. Should these conditions continue into the future, the lack of adequate availability of debt financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

Our franchisees could take actions that could harm our business.

Franchisees are independent contractors and are not our employees. We provide training and support to franchisees, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

The acquisition of existing restaurants from our franchisees may have unanticipated consequences that could harm our business and financial condition.

We may seek to selectively acquire existing restaurants from our franchisees. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as it is integrated into our operations;

•	risks associated with entering into markets or conducting operations where we have no or limited prior experience; and

•	the diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants from our franchisees, which may be accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

Our operations are susceptible to changes in food availability and costs which could adversely affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food costs. We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food ingredients, supplies and other products. Any increase in distribution prices or failure to perform by SYSCO could cause our food costs to increase. There also could be a significant short-term disruption in our supply chain if SYSCO failed to meet our distribution requirements or our relationship was terminated at the end of the contract term on June 30, 2004 or earlier by SYSCO upon breach or material deterioration of our financial position. Further, various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. Chicken represented approximately 19.2% and beef represented approximately 10.0% of our food purchases in 2002. We enter into annual contracts with our beef and chicken suppliers. Our contracts for chicken are fixed price contracts. Our contracts for beef are generally based on current market prices plus a processing fee. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a “value-priced” product, we may not be able to pass along price increases to our guests.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs and pre-opening costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	franchise development costs;

•	increases and decreases in comparable restaurant sales;

•	impairment of long-lived assets, including goodwill, and any loss on restaurant closures;

•	changes in borrowings and interest rates;

•	general economic conditions;

•	changes in consumer preferences and competitive conditions;

•	fluctuations in commodity prices; and

•	fluctuations in costs attributable to public company compliance costs, including Sarbanes-Oxley Act related costs.

Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season of each fiscal year. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

A decline in visitors to any of the retail centers, big box shopping centers or entertainment centers near the locations of our restaurants could negatively affect our restaurant sales.

Our restaurants are primarily located near high activity areas such as retail centers, big box shopping centers and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. If visitors to these centers decline due to economic conditions, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued services and performance of our key management personnel, particularly Mike Snyder, our chief executive officer and president; Jim McCloskey, our chief financial officer; Mike Woods, our senior vice president of franchise development; Bob Merullo, our senior vice president of restaurant operations; Todd Brighton, our vice president of development; and Eric Houseman, our vice president of restaurant operations. Our future performance will depend on our ability to motivate and retain these and other executive officers and key team members, particularly regional operations directors, restaurant general managers and kitchen managers. Competition for these employees is intense. The loss of the services of members of our senior management or key team members or the inability to attract additional qualified personnel as needed could materially harm our business.

Approximately 82.0% of our company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

As of March 18, 2003, we operate a total of 82 company-owned restaurants in the Western United States. As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the Western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts or earthquakes or other natural disasters.

Our future success depends on our ability to protect our proprietary information.

Our business prospects will depend in part on our ability to develop favorable consumer recognition of the Red Robin® name and logo. Although Red Robin®, America’s Gourmet Burgers & Spirits® and Mad Mixology® are federally registered trademarks with the United States Patent and Trademark Office and in Canada, our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how, and we employ various methods, to protect our concepts and recipes. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Moreover, we may face claims of infringement that could interfere with our use of our proprietary know-how, concepts, recipes or trade secrets. Defending against such claims may be costly and, if we are unsuccessful, we may be prevented from continuing to use such proprietary information in the future and/or be forced to pay damages. We do not maintain confidentiality and non-competition agreements with all of our executives, key personnel or suppliers. In the event competitors independently develop or otherwise obtain access to our know-how, concepts, recipes or trade secrets, the appeal of our restaurants could be reduced and our business could be harmed. We franchise our system to various franchisees. While we try to ensure that the quality of our brand and compliance with our operating standards, and the confidentiality thereof are maintained by all of our franchisees, we cannot assure that our franchisees will avoid actions that adversely affect the reputation of Red Robin or the value of our proprietary information.

Risks related to the food service industry

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations.

Our restaurants feature burgers, salads, soups, appetizers, other entrees such as rice bowls and pasta, desserts and our signature Mad Mixology® alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future profitability. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. While burger consumption in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

Health concerns relating to the consumption of beef or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by health concerns about the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. This negative publicity may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the negative publicity by changing our concept or our menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a concept change and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high energy team members. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business. Additionally, competition for qualified team members could require us to pay higher wages to attract sufficient team members, which could result in higher labor costs. Most of our employees are paid on an hourly basis. These employees are paid in accordance with applicable minimum wage regulations. Accordingly, any increase, whether state or federal, could have a material adverse impact on our business.

We are subject to extensive government laws and regulations that govern various aspects of our business. Our operations and our ability to expand and develop our restaurants may be adversely affected by these laws and regulations, which could cause our revenues to decline and adversely affect our growth strategy.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. While at this time we have been able to obtain and maintain the necessary governmental licenses, permits and approvals, the failure to maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results. Difficulties or failure in obtaining the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may suspend or deny renewal of our food and liquor licenses if they determine that our conduct does not meet applicable standards or if there are changes in regulations.

We are subject to “dram shop” statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. A judgment substantially in excess of our insurance coverage could harm our financial condition.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Many state franchise laws impose restrictions on the franchise agreement, including limitations on non-competition provisions and the termination or non-renewal of a franchise. Some states require that franchise materials be registered before franchises can be offered or sold in the state.

A significant increase in litigation could have a material adverse effect on our results of operations, financial condition and business prospects.

As a participant in the restaurant industry, we are sometimes the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees. Further, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

Our success depends on our ability to compete effectively in the restaurant industry.

Competition in the restaurant industry is increasingly intense. We compete on the basis of the taste, quality, and price of food offered, guest service, ambiance and overall dining experience. We believe that our operating concept, attractive dining value and quality of food and guest service, enable us to differentiate ourselves from our competitors. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets, to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. Many of our competitors are well-established in the casual dining market segment and some of our competitors have substantially greater financial, marketing and other resources than do we.

Risks related to our company

Some of our stockholders could exert significant influence or control over us, and may not make decisions that are in the best interests of all stockholders.

As of March 18, 2003, Quad-C, through its affiliates, owns approximately 28.5% of our outstanding common stock, Skylark Co., Ltd., through its affiliates, owns approximately 13.0% of our outstanding common stock, and Mike Snyder owns approximately 9.8% of our outstanding common stock. Our officers, directors and principal stockholders, i.e., stockholders holding more than 5.0% of our common stock, including Quad-C, Skylark and Mike Snyder, together hold approximately 42.1% of our outstanding common stock. These stockholders, acting individually or together, could exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions and, acting together, could control any vote of our stockholders requiring approval of a majority of our outstanding common stock. This concentration of ownership may delay or prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders. Also, the interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders. Accordingly, Quad-C, Skylark, Mike Snyder and these other stockholders could cause us to enter into transactions or agreements that our other shareholders might not approve. Our certificate of incorporation and bylaws require a supermajority vote of our stockholders, i.e. 66 2/3%, only to remove a director or to amend our bylaws or specified provisions of our certificate of incorporation.

Our stock price may be volatile

Our common stock began trading on July 19, 2002 and prior to this date there was no public market for shares of our common stock. The stock market has experienced significant price and volume fluctuations. Fluctuations or decreases in the trading price of our common stock may adversely affect stockholders’ ability to trade their shares. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management’s attention and resources that would otherwise be used to benefit the future performance of our operations.

Provisions in Delaware law and our charter may prevent or delay a change of control, even if that change of control may be beneficial to our stockholders.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in business combinations with any stockholder, including all affiliates and associates of the stockholder, who owns 15.0% or more of the corporations’ outstanding voting stock, for three years following the date that the stockholder acquired 15.0% or more of the corporation’s voting stock unless specified conditions are met.

Our amended and restated certificate of incorporation and our amended and restated bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management. These provisions:

•	authorize our board of directors to establish one or more series of preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•	divide our board of directors into three classes of directors, with each class serving a staggered three-year term. As the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may maintain the composition of the board of directors;

•	do not provide for cumulative voting in the election of directors unless required by applicable law. Under cumulative voting, a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors;

•	provide that a director may be removed from our board of directors only for cause, and then only by a supermajority vote of the outstanding shares;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10.0% of our outstanding voting stock;

•	provide that the chairman or other person presiding over any stockholder meeting may adjourn the meeting whether or not a quorum is present at the meeting;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that certain provisions of our certificate of incorporation can be amended only by supermajority vote of the outstanding shares, and that our bylaws can be amended only by supermajority vote of the outstanding shares or our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

ITEM 2.    Properties

We lease the majority of our restaurant facilities, although we own real estate for our restaurants in:

•	Glen Allen (Richmond), Potomac Mills and Fairlakes, Virginia;

•	Mesa, Peoria, and Prescott, Arizona;

•	Moreno Valley and Yuba City, California;

•	Oxford Valley, Pennsylvania;

•	North Olmstead, Ohio;

•	Highlands Ranch, Colorado;

•	Columbia, Maryland, and St. Peters, Missouri, sites currently under development; and

•	Lake Howell and West Palm Beach, Florida, restaurant properties leased to others as of December 29, 2002.

The majority of our leases are for 20-year terms and include options to extend the terms. The majority of our leases also include both minimum rent and percentage-of-sales rent provisions. See Item 1 “Restaurant Locations” for additional details regarding our restaurant facilities.

We lease approximately 1,500 square feet of regional office in Seattle, Washington, under an agreement expiring in October 2005. In addition, we lease approximately 2,900 square feet of regional office space in Tustin, California, under an agreement expiring in December 2007. The Tustin lease includes an option to extend for five years.

Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires in January 2004. We believe we will be able to renew our existing headquarters lease on comparable terms or find suitable space in a new facility and we do not expect to suffer any business interruption during that process.

ITEM 3.    Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are covered by insurance policies, has had a material effect on us, and as of the date of this annual report on Form 10-K, we are not a party to any litigation which we believe would have a material adverse effect on our business.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the The Nasdaq Stock Market’s National Market under the symbol RRGB. The table below sets forth the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market’s National Market. Our initial public offering became effective in July 2002. There was no established public trading market for our common stock prior to that date.

	Sales Price
	High	Low
2002
4th Quarter	$14.49	$9.09
3rd Quarter(1)	13.85	9.39

(1)	Trading of our common stock began on July 19, 2002

As of March 18, 2003 there were approximately 2,000 holders of our common stock.

Dividends

We did not declare or pay any cash dividends on our common stock in fiscal 2002 or 2001. We currently anticipate that we will retain any future earnings for the operation and expansion of our business. In addition, our revolving credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans under the caption “Equity Compensation Plan Information” in our 2003 proxy statement is hereby incorporated by reference.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

On February 12, 2002, we sold 172 shares of our common stock to a former employee for $1,000 pursuant to the exercise of stock options. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

On July 17, 2002, we sold 3,448 shares of our common stock to an employee for $19,998 pursuant to the exercise of stock options. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

On July 26, 2002, we sold 2,414 shares of our common stock to a former employee for $14,001 pursuant to the exercise of stock options. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act pursuant to Rule 701 under the Securities Act for securities sold pursuant to certain compensatory benefit plans and contracts relating to compensation.

ITEM 6.    Selected Financial Data

The following table contains selected consolidated financial and operating data. Statement of income, balance sheet and cash flow data for each fiscal year has been derived from our audited Consolidated Financial Statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended
	2002	2001	2000(1)	1999	1998
	(in thousands, except per share data, restaurant-related data and footnotes)
Statement of Income Data:
Revenue:
Restaurant	$265,518	$214,963	$180,413	$121,430	$110,953
Franchise royalties and fees	8,565	9,002	8,247	8,249	7,193
Rent revenue	327	520	510	333	69

Total revenues	274,410	224,485	189,170	130,012	118,215
Costs and expenses:
Restaurant operating costs:
Cost of sales	61,084	50,914	43,945	30,159	27,679
Labor	94,030	74,854	64,566	43,504	39,089
Operating	40,428	33,195	27,960	19,429	17,382
Occupancy	18,095	14,785	11,519	7,998	6,379
Restaurant closures and impairment	1,133	36	1,302	(330)	140
Depreciation and amortization	12,883	10,491	8,065	5,394	5,008
General and administrative	20,357	16,845	17,116	13,434	13,578
Franchise development	3,256	3,704	3,386	2,508	1,982
Pre-opening costs	1,879	921	2,506	771	—
Gain on lease buy-out	(945)	—	—	—	—
Impairment of property held for sale	150	—	—	—	—

Total costs and expenses	252,350	205,745	180,365	122,867	111,237

Income from operations	22,060	18,740	8,805	7,145	6,978
Other (income) expense:
Interest expense	5,769	7,850	6,482	4,156	4,460
Interest income	(398)	(746)	(742)	(186)	(282)
Loss on early extinguishment of debt	4,336	—	—	—	—
Other expense	8	190	191	391	595

Total other expense	9,715	7,294	5,931	4,361	4,773

Income before income taxes	12,345	11,446	2,874	2,784	2,205
(Provision) benefit for income taxes(2)	(4,081)	(3,722)	12,557	1,596	33

Net income(2)	$8,264	$7,724	$15,431	$4,380	$2,238

Net income per common share(2)
Basic	$0.67	$0.77	$2.07	$1.47	$0.78

Diluted	$0.65	$0.75	$2.07	$1.47	$0.78

Shares used in computing net income per common share
Basic	12,278	10,085	7,444	2,971	2,903

Diluted	12,660	10,236	7,444	2,971	2,903

	Fiscal Year Ended
	2002	2001	2000(1)	1999	1998
	(in thousands, except per share data, restaurant-related data and footnotes)
Cash flow Data:
Net cash provided by operating activities	$29,114	$25,762	$8,184	$7,339	$8,214

Selected Operating Data:
System-wide restaurants open at end of period	194	182	164	144	131
Company-owned restaurants open at end of period	96	77	73	46	44
Average annual comparable company-owned restaurant sales(3)	$2,975	$3,020	$2,890	$2,664	$2,496
Comparable company-owned restaurant sales increase(3)	1.6%	2.0%	6.9%	5.8%	4.9%
Restaurant-level operating profit(4)	$51,881	$41,215	$32,423	$20,340	$20,424

Balance Sheet Data:
Cash and cash equivalents	$4,797	$18,992	$8,317	$5,176	$5,645
Total assets(1)	169,626	154,441	141,184	70,706	55,338
Long-term debt, including current portion	39,980	80,087	78,413	66,120	57,509
Total stockholders’ equity (deficit)(1)	$98,989	$46,978	$39,773	$(14,861)	$(19,291)

(1)	In May 2000, we purchased all of the outstanding capital stock of one of our franchisees, The Snyder Group Company, for approximately $23.7 million, plus liabilities assumed of $20.0 million, thereby acquiring 14 restaurants and significantly changing our capital structure.

In addition, in May 2000, we sold 4,310,344 shares of our common stock to affiliates of Quad-C, a private equity firm, for $25.0 million. The proceeds were used to pay off debentures and promissory notes, as well as pay down bank debt and fund new restaurant construction.

(2)	Net income in 1999 included a benefit for income taxes of $1.6 million and net income in 2000 included a benefit for income taxes of $12.6 million, in each case as a result of the reversal of previously recorded deferred tax asset valuation allowance. Due to our improved profitability, the deferred tax asset valuation allowance was reversed because it became more likely than not that the deferred tax asset would be realized in the future.
(3)	Company-owned restaurants become comparable in the first period following the first full fiscal year of operations. For example, a restaurant opened in September 2002 will be included in comparable company-owned restaurants beginning in 2004.
(4)	We define restaurant-level operating profit to be restaurant sales minus restaurant operating costs, excluding restaurant closures and impairment costs. It does not include general and administrative costs, depreciation and amortization, franchise development costs and pre-opening costs. Although restaurant-level operating profit is a measure commonly used in the restaurant industry to evaluate operating performance, it is not a measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities or other financial statement data presented as indicators of financial performance or liquidity. Restaurant-level operating profit as presented may not be comparable to other similarly titled measures of other companies. The following table sets forth our calculation of restaurant-level operating profit:

	2002	2001	2000(1)	1999	1998
Restaurant Revenues	$265,518	$214,963	$180,413	$121,430	$110,953
Cost of sales	61,084	50,914	43,945	30,159	27,679
Labor	94,030	74,854	64,566	43,504	39,089
Operating	40,428	33,195	27,960	19,429	17,382
Occupancy	18,095	14,785	11,519	7,998	6,379

Restaurant-level operating profit	$51,881	$41,215	$32,423	$20,340	$20,424

ITEM 7.    Management’s Discussion and Analysis of Financial Condition

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this annual report on Form 10-K.

Unless otherwise provided in this annual report on Form 10-K, references to “Red Robin,” “we,” “us,” and “our” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. Our fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 are referred to as 2002, 2001 and 2000, respectively. 2002 and 2001 each contained 52 weeks, while 2000 contained 53 weeks. We also refer to our fiscal year ending December 28, 2003 as 2003.

Overview

We currently own and operate 100 casual dining restaurants under the name “Red Robin® America’s Gourmet Burgers & Spirits®” in 13 states and have 98 additional restaurants operating under franchise or license agreements in 17 states and Canada. During 2002, we opened ten new company-owned restaurants and relocated one restaurant. In addition, we acquired ten restaurants in January and February 2002, which were previously operated under franchise agreements.

Financial definitions

Revenues.    Our revenues are comprised of restaurant sales, franchise royalties and fees and rent. Our restaurant sales are comprised almost entirely of food and beverage sales. Our franchise royalties and fees consist primarily of royalty income and initial franchise fees. Rent revenue is comprised of rents received from leasing properties to franchisees and others.

Cost of sales; labor; operating; and occupancy.    Cost of sales is comprised of food and beverage expenses. The components of cost of sales are variable and increase with sales volume. Labor costs include direct controllable restaurant hourly wages, hourly floor supervisory wages and management salaries, bonuses, taxes and benefits for restaurant team members. Operating and occupancy costs include restaurant supplies, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related costs. Our operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

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

Franchise development.    Franchise development costs include corporate and administrative costs that support franchise operations, including site selection and prototype plans for new restaurants, marketing services and analysis, franchise team member training, equipment purchasing and franchise bad debts. These costs also include ongoing franchise site visits, meetings and conferences, financial studies and analysis and other operational assistance as necessary.

Pre-opening costs.    Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial work force, travel, the cost of food and beverages used in training, marketing costs and other direct costs related to the opening of a new restaurant.

Comparable restaurant sales.    In calculating company-owned comparable restaurant sales, restaurants become comparable in the first period following the first full fiscal year of operations. As of December 29, 2002, we had 70 company-owned restaurants that met this criteria.

Critical Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, assets held for sale, fixed asset lives, goodwill, intangible assets, income taxes, self-insurance and workers’ compensation reserves and closed restaurant reserves.

We believe that the following represent our more critical accounting policies and estimates used in the preparation of our consolidated financial statements, although not all-inclusive.

Valuation of long-lived assets

As of the beginning of 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In accordance with SFAS No. 144, management assesses for impairment both those assets for which management has committed to a plan of disposal and long-lived assets to be held and used in continuing operations whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform this assessment on a restaurant-by-restaurant basis and will recognize an impairment loss when we believe the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Revenue recognition-franchise operations

We typically grant franchise rights to private operators for a term of 20 years, with the right to extend the term for an additional ten years if certain conditions are satisfied. We provide management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3.0% to 4.0% of the franchised restaurant’s adjusted sales. Under our current form of area development agreement, we collect a $10,000 development fee for each restaurant the franchisee agrees to develop at the time we enter into the area development agreement. When a franchisee opens a new restaurant, we collect an additional $25,000 fee and we credit the $10,000 previously collected and recognize a $35,000 franchise fee as income. We may charge lower development fees and franchise fees for existing franchisees. Franchise fee revenue is recognized when all material obligations of and initial services to be provided by us have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue, a liability. Area franchise fees are dependent upon the number of restaurants in the territory as are our obligations under the area franchise agreement. Consequently, as our obligations are met, area franchise fees are recognized proportionately with the opening of each new restaurant.

Royalties are accrued as earned, and are calculated each period based on the reporting franchisee’s adjusted sales. However, if collection is not reasonably certain we do not recognize royalty income until cash is received.

Income Taxes

We recognize estimated deferred tax liabilities and assets for the future consequences of events that have been recognized in the consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the assets and liabilities result in a deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Measurement of the deferred items is based on enacted tax laws. Due to our improved profitability, in 1999 and 2000, we reversed a valuation allowance on deferred taxes due to management’s conclusion that it was more likely than not that we would realize a net operating loss carryforward to offset future taxes. During 2001 and 2002 we had no valuation allowances for deferred taxes.

Our effective tax rate differs from the federal statutory rate as a result of state income taxes, general business and other tax credits, changes in deferred tax asset valuation allowances and because certain expenses deductible for financial reporting purposes are not deductible for tax purposes. In determining state income tax rates and allowable FICA tip credits, we estimate projected taxable income per state and total tips that will be reported by our employees. Our estimates are made based on the best available information at the time of our estimation.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. We use other depreciation methods, generally accelerated, for tax purposes where appropriate. We capitalize interest incurred on funds used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Depreciation expense represents a significant estimate of the decline in usefulness of assets. We believe that the estimated useful lives we assign to our assets result in an accurate allocation of depreciation expense during the periods benefited by use.

Closed Restaurant Reserves

Historically, we recorded a closed restaurant reserve when a decision was made to close a restaurant. The reserve principally consisted of estimated real estate brokerage costs for sales of owned property and lease termination fees and lease commitments, up to the date of sublease for leased properties. Our adoption of SFAS No. 146, which is effective as of the beginning of 2003, will change the manner in which we account for future restaurant closures. Under SFAS No. 146, a liability for any exit or disposal activity, including restaurant closures, will be recognized when the liability is incurred. Our adoption of SFAS No. 146 will change the timing of expense recognition with respect to future restaurant closures, however, we do not believe it will have a material effect on our financial statements or results of operations in 2003.

Allowance for doubtful accounts

Our trade accounts receivable are comprised principally of amounts due from our franchisees and landlords. With respect to accounts receivable, we attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, we require letters of credit, guarantees or collateral. Regardless of the diligence exercised in extending credit, there are always some franchisees that do not pay their accounts, however, we do not believe significant risk exists in connection with our accounts receivable. We use the allowance method to account for uncollectible accounts receivable and an estimate is made of the amount of accounts receivable expected to become uncollectible. Our estimate is based on historical collection experience and a review of the current status of our accounts receivable.

Results of Operations

Our operating results for 2002, 2001 and 2000 are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales:

	Fiscal Year Ended
	2002	2001	2000
Revenues:
Restaurant	96.8%	95.8%	95.4%
Franchise royalties and fees	3.1	4.0	4.3
Rent revenue	0.1	0.2	0.3

Total revenues	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.0	23.7	24.4
Labor	35.4	34.8	35.8
Operating	15.2	15.4	15.5
Occupancy	6.8	6.9	6.4
Restaurant closures and impairment	0.4	—	0.7

Total restaurant operating costs	80.8	80.8	82.8
Depreciation and amortization	4.7	4.7	4.3
General and administrative	7.4	7.5	9.0
Franchise development	1.2	1.6	1.8
Pre-opening costs	0.7	0.4	1.3
Gain on lease buy-out	(0.3)	—	—
Impairment of real estate held for sale	0.1	—	—

Income from operations	8.0	8.3	4.7

Other (Income) Expense:
Interest expense	2.1	3.5	3.4
Interest income	(0.1)	(0.3)	(0.4)
Loss on early extinguishment of debt	1.6	—	—
Other	—	0.1	0.1

Total other expenses	3.5	3.2	3.1
Income before income taxes	4.5	5.1	1.5
Provision for income taxes	(1.5)	(1.7)	6.6

Net income	3.0%	3.4%	8.2%

2002 (52 Weeks) compared to 2001 (52 Weeks)

Total revenues.    Total revenues increased by $49.9 million, or 22.2%, to $274.4 million in 2002, from $224.5 million in 2001, due primarily to a $50.6 million increase in restaurant sales. The increase in restaurant sales was due to $26.1 million in sales derived from ten restaurants acquired from two franchisees in the first quarter of 2002, $14.7 million of sales from ten new restaurants opened in 2002, $9.1 million in additional sales from a full year of operations for the six restaurants that we opened in 2001, and $3.3 million from comparable restaurant sales increases of 1.6%. For 2002, the increase in comparable restaurant sales was driven by an increase in guest counts of 1.4% and an increase in the average guest check of approximately 0.2% compared to 2001. These increases in restaurant sales were offset by one restaurant closure in 2002, and two restaurant closures in 2001 that contributed $2.6 million more in revenue in 2001 than in 2002. We believe that unfavorable local economic conditions originally related to a downturn in the telecommunications and technology industries continues to adversely affect sales in three of our markets, Seattle, Portland and Denver, which combined represented 45.7% of our comparable sales for 2002. For these markets, comparable restaurant sales for 2002 decreased 0.9%. Excluding these markets, comparable restaurant sales increased 3.9%.

Franchise royalties and fees decreased by $0.4 million, or 4.9%, to $8.6 million in 2002, from $9.0 million in 2001. During 2002, we recognized fees of $166,000 from five new franchise restaurant openings compared to the recognition of $481,000 in fees from 16 new franchise restaurant openings in 2001. In addition, franchise royalties decreased in part because, on the average, there were fewer franchise restaurants open during 2002, compared to 2001, and because 2002 comparable restaurant sales for our franchisees, upon which royalties are primarily based, declined 0.5% in the U.S. and 8.1% in Canada, compared to 2001. Our acquisition of ten franchise restaurants during the first quarter of 2002 was the primary reason that there were fewer franchise restaurants open during 2002.

Cost of sales.    Cost of sales increased by $10.2 million, or 20.0%, to $61.1 million in 2002, from $50.9 million in 2001, due primarily to more restaurants being operated during 2002. Cost of sales as a percentage of restaurant sales decreased 0.7%, to 23.0% in 2002, from 23.7% in 2001. This reduction in cost of sales as a percentage of restaurant sales was primarily a result of favorable commodity pricing and in part due to continuing management initiatives to reduce the cost of food and beverage products, reduce waste in our restaurants and improve margins. We expect that certain commodity prices may increase in 2003.

Labor.    Labor expenses increased by $19.2 million, or 25.6%, to $94.0 million in 2002, from $74.9 million in 2001, due primarily to more restaurants being operated during 2002. Labor expenses as a percentage of restaurant sales increased 0.6%, to 35.4% in 2002, from 34.8% in 2001. Labor increased as a percentage of sales at comparable restaurants 0.4%, from 34.5% of restaurant sales in 2001, to 34.9% in 2002. The increase as a percentage of sales at comparable restaurants was due in part to higher controllable labor and floor supervisory wages as well as increased benefit costs. We also experienced higher controllable labor, floor support, management salaries and taxes and benefits at the restaurants we opened and acquired in 2001 and 2002 when compared to labor at comparable restaurants. Labor as a percentage of restaurant sales for the 2001 and 2002 new and acquired restaurants was 38.1% in 2002.

Operating.    Operating expenses increased by $7.2 million, or 21.8%, to $40.4 million in 2002, from $33.2 million in 2001, due primarily to more restaurants being operated in 2002. Operating expenses as a percentage of restaurant sales decreased to 15.2% in 2002, from 15.4% in 2001. The decrease was due primarily to utility expenses, which decreased 0.4%, to 2.6% of restaurant sales in 2002, compared to 3.0% in 2001. Utility expenses were higher all over the country in 2001, but especially in Southern California, where electricity costs were significantly higher during certain periods during 2001 compared to 2002. Excluding utilities, operating expenses as a percentage of restaurant sales increased 0.1%, to 12.6% in 2002, from 12.5% in 2001.

Occupancy.    Occupancy expenses increased by $3.3 million, or 22.4%, to $18.1 million in 2002, from $14.8 million in 2001, due primarily to more restaurants being operated in 2002. Occupancy expenses as a percentage of restaurant sales decreased 0.1%, to 6.8%, from 6.9% in 2001, primarily due to the fact that our sales increased at a rate greater than the fixed component of our occupancy costs.

Restaurant closures and impairment.    Loss on restaurant closures and impairment was $1.1 million in 2002 compared to $36,000 in 2001. The impairment in 2002 was a non-cash charge to fully write down all of the long-lived assets related to one restaurant, which we intend to continue operating. The loss in 2001 represented the write down of residual value related to one restaurant originally impaired in 2000.

Depreciation and amortization.    Depreciation and amortization increased $2.4 million, or 22.8%, to $12.9 million in 2002, from $10.5 million in 2001. The increase was primarily due to the additional depreciation on the ten restaurants opened in 2002, six new restaurants opened during 2001, and ten restaurants acquired in the first quarter of 2002. As reported, depreciation and amortization expense as a percentage of total revenues was unchanged at 4.7% for 2002 and 2001. However, 2001 results include $1.6 million of amortization related to goodwill and other intangible assets that are no longer amortized as of the beginning of 2002. Excluding the $1.6 million of 2001 amortization charges, depreciation would have increased 0.8%, from 3.9% of sales in 2001, to 4.7% of sales in 2002. The primary reason for this change is attributable to higher depreciation per unit on our 2001 and 2002 restaurant openings.

General and administrative.    General and administrative expenses increased by $3.5 million, or 20.8%, to $20.3 million in 2002, from $16.8 million in 2001. Overall, general and administrative expenses as a percentage of total revenues decreased 0.1% to 7.4% in 2002 compared to 7.5% in 2001. The increase in expense is primarily a result of additional headcount and higher salaries and related costs attributable to operating more company-owned restaurants and to increased legal and accounting costs associated with our public company reporting requirements. Restaurant operations, marketing and legal costs increased as a percentage of total revenue, whereas design and construction, human resources and accounting costs decreased as a percentage of total revenue when compared to 2001. Costs related to management information systems, purchasing and executive management were relatively unchanged as a percentage of total revenues.

Franchise development.    Franchise development expenses decreased $0.4 million to $3.3 million in 2002, from $3.7 million in 2001, and decreased 0.4% as a percentage of total revenues to 1.2% in 2002, from 1.6% in 2001. The decrease in franchise development expenses was primarily due to the fact that the franchisees opened fewer new restaurants in 2002, compared to 2001. Because we expect an increase in franchise restaurant openings in 2003, we anticipate that franchise development costs will increase during 2003.

Pre-opening costs.    Pre-opening costs increased by $1.0 million to $1.9 million in 2002, from $0.9 million in 2001. The increase was due primarily to opening four more restaurants in 2002 as compared to 2001. In addition, average pre-opening costs per restaurant increased approximately $28,000 for restaurants opened in 2002, compared to restaurants opened in 2001. This increase is due to the fact that during 2002 we opened a higher proportion of new restaurants in markets where we do not have significant market penetration compared to new restaurant openings in 2001. Pre-opening costs related to restaurant openings in newer markets are typically 20% higher than pre-opening costs in our more mature markets due to increased labor, training, travel and marketing supplies costs.

Gain on lease buy-out.    During the second quarter of 2002, we realized a non-recurring gain of approximately $945,000 due to a landlord lease buy-out of one of our company-owned restaurants. As a result, we relocated the restaurant to a new location during June 2002. The early termination fee received of $1.4 million has been presented net of related charges of approximately $235,600 for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of approximately $204,400.

Impairment of real estate held for sale.    During the third quarter of 2002, we recognized a $150,000 charge to reduce the carrying value of real estate held for sale to its estimated fair value less cost to sell. This property was sold in the fourth quarter of 2002 for its approximate carrying value. There were no charges for impairment of real estate held for sale during 2001.

Interest expense.    Interest expense decreased by $2.1 million, or 26.5%, to $5.8 million in 2002, from $7.9 million in 2001. The decrease was due primarily to lower average borrowings during 2002 compared to 2001, as well as a reduction in the overall effective interest rate of our variable rate debt.

Interest income.    Interest income decreased by $348,000 to $398,000 in 2002, from $746,000 in 2001. The decrease was primarily related to lower average cash balances during 2002, compared with 2001, as well as lower average interest rates. The 2002 results include interest income of approximately $252,000 from related party notes receivable, whereas there was no related party interest income during 2001.

Loss on early extinguishment of debt.    During the third quarter of 2002, we incurred a $4.3 million charge attributable to prepayment penalties of $1.9 million and a $2.4 million non-cash write-off of certain capitalized debt issuance costs. These charges resulted because we used proceeds from our initial public offering, together with borrowings under our revolving credit facility to repay: $45.9 million outstanding under our Finova term loan; $5.0 million outstanding under our revolving credit facility with U.S. Bank, N.A.; $1.6 million outstanding under one real estate loan; and $0.4 million outstanding under three equipment loans. We early adopted SFAS No. 145 in the second quarter of 2002 and consequently did not classify the loss on early extinguishment of debt as an extraordinary item.

Other.    Other expense was approximately $8,000 for 2002, compared to other expense of approximately $190,000 in 2001. Other expense principally includes holding costs associated with real estate held for sale.

Income before income taxes.    As a result of the above, income before income taxes increased $0.9 million, or 7.8%, to $12.3 million in 2002, from $11.4 million in 2001.

Provision for income taxes.    The provision for income taxes increased to $4.1 million in 2002, from $3.7 million in 2001. The increase is due to the $0.9 million increase in income before income taxes as well as change in our effective tax rate from 32.5% for 2001 to 33.1% for 2002.

Net income.    As a result of the above, net income increased by $0.5 million, or 7.0%, to $8.3 million in 2002, from $7.7 million in 2001.

2001 (52 Weeks) compared to 2000 (53 Weeks)

Total revenues.    Total revenues increased by $35.3 million, or 18.7%, to $224.5 million in 2001 from $189.2 million in 2000 due to a $34.6 million increase in restaurant sales and a $765,000 increase in franchise and other revenues. The increase in restaurant sales was due to $17.6 million in additional sales from a full year of operations for the 15 restaurants that opened in 2000, $15.7 million in restaurant sales from a full year of operations for the 13 remaining restaurants we acquired from The Snyder Group Company in 2000, $6.7 million in sales derived from the six restaurants opened in 2001 and $2.5 million from comparable company-owned restaurant sales increases of 2.0%. This increase in restaurant sales was offset by two restaurant closures in 2001 and two restaurant closures in 2000 that contributed an additional $3.7 million more in revenue in 2000 than in 2001. The increase in restaurant sales was also offset by the impact of one additional week of sales in 2000 that contributed $4.3 million of revenue in 2000. The increase in comparable company-owned restaurant sales was driven primarily by an increase in the average guest check of approximately 2.3% compared to 2000, which was partially offset by a 0.3% decrease in guest counts. Franchise royalties and fees growth was due to 16 new franchise restaurants that opened in 2001 and a full year of operations for the ten franchise restaurants that opened in 2000.

Cost of sales.    Cost of sales increased by $7.0 million, or 15.9%, to $50.9 million in 2001 from $43.9 million in 2000 due primarily to more restaurants being operated in 2001. Cost of sales as a percentage of restaurant sales decreased to 23.7% in 2001 from 24.4% in 2000. This reduction in cost of sales as a percentage of restaurant sales was primarily a result of management initiatives to reduce the cost of food and beverage products and improve margins. The reduction of food and beverage costs was achieved by lowering product cost through favorable price changes, entering into more favorable long-term contracts and decreasing waste in the restaurants.

Labor.    Labor expenses increased by $10.3 million, or 15.9%, to $74.9 million in 2001 from $64.6 million in 2000 due primarily to more restaurants being operated in 2001. Labor expenses as a percentage of restaurant sales decreased to 34.8% in 2001 from 35.8% in 2000. The decrease in labor as a percentage of restaurant sales was primarily due to management focus and the use of new tools to reduce excessive staffing levels, particularly at the new restaurants opened in 2000 and 2001. Labor as a percentage of restaurant sales for the 2000 and 2001 new restaurants averaged 38.1% in 2001. This reduction was achieved despite minimum wage increases in 2001 in Washington and California that increased our average hourly wage.

Operating.    Operating expenses increased by $5.2 million, or 18.7%, to $33.2 million in 2001 from $28.0 million in 2000 due primarily to more restaurants being operated in 2001. Operating expenses as a percentage of restaurant sales decreased to 15.4% in 2001 from 15.5% in 2000. Utility expenses were 3.1% of restaurant sales in 2001, 0.8% higher than 2000. Utility expenses were higher all over the country, but especially in Southern California, where electricity costs were significantly higher during certain periods in 2001 compared to 2000. To offset these uncontrollable increases, we were able to lower service and maintenance costs 0.5% through managing repairs, maintenance and service contracts more closely. We also lowered supply costs.

Occupancy.    Occupancy expenses increased by $3.3 million, or 28.4%, to $14.8 million in 2001 from $11.5 in 2000 due primarily to more restaurants being operated in 2001. Occupancy expenses as a percentage of sales increased to 6.9% in 2001 from 6.4% in 2000, primarily from higher occupancy expenses on new restaurants opened in 2001.

Restaurant closures and impairment.    Loss on restaurant closures and impairment decreased by $1.3 million to $36,000 in 2001 from $1.3 million in 2000. The loss in 2000 was due to the write down of one under performing restaurant. The loss in 2001 represented residual write down of value related to this restaurant.

Depreciation and amortization.    Depreciation and amortization increased $2.4 million, or 30.1%, to $10.5 million in 2001 from $8.1 million in 2000. The increase was primarily due to the additional depreciation on 15 new restaurants opened during 2000, additional depreciation on 13 restaurants acquired in 2000 and operated for a full year in 2001 and six new restaurants opened in 2001.

General and administrative.    General and administrative expenses decreased by $271,000, or 1.6%, to $16.8 million in 2001 from $17.1 million in 2000. We had lower general and administrative expenses in 2001 due to a reduction in the number of managers in training from 2000. General and administrative expenses as a percentage of total revenues decreased to 7.5% in 2001 from 9.0% in 2000. This decrease was primarily a result of increasing the number of our restaurants without proportionately increasing general and administrative costs or administrative personnel.

Franchise development.    Franchise development expenses increased $318,000 to $3.7 million in 2001 from $3.4 million in 2000 but decreased as a percentage of total revenues to 1.6% in 2001 from 1.8% in 2000. The increase in franchise development expenses was due to franchisees opening 16 new restaurants in 2001 compared to opening ten restaurants in 2000.

Pre-opening costs.    Pre-opening costs decreased by $1.6 million to $921,000 in 2001 from $2.5 million in 2000. The decrease was due to opening six new restaurants in 2001 compared to opening 15 restaurants in 2000. Pre-opening costs per restaurant decreased to $154,000 in 2001, or 7.8%, from $167,000 in 2000. This decrease was primarily due to opening restaurants in established markets, thereby incurring lower travel costs for trainers.

Interest expense.    Interest expense increased by $1.4 million, or 21.1%, to $7.9 million in 2001 from $6.5 million in 2000. The increase was primarily a result of new debt issued to GE Capital Corporation in 2001 for restaurants built in both 2001 and 2000, as well as higher interest rates under our credit facility with Finova Capital Corporation beginning in September 2000.

Interest income.    Interest income increased by $4,000 to $746,000 in 2001 from $742,000 in 2000. Interest income as a percentage of total revenues was 0.3% in 2001 and 0.4% in 2000.

Other expense.    Other expense, which principally includes holding costs associated with real estate held for sale, did not significantly change in 2001 from 2000. Other expense as a percentage of total revenues was 0.1% in both 2001 and 2000.

Income before income taxes.    Income before income taxes increased $8.6 million, or 298.3%, to $11.4 million in 2001 from $2.9 million in 2000 due to increased sales and proportionately lower operating and general and administrative costs.

(Provision) benefit for income taxes.    Income tax expense in 2001 was 32.5% of income before income taxes. In 2000, we realized a significant tax benefit due to the reversal of $13.1 million of valuation allowances previously provided against deferred tax assets. These valuation allowances were recorded in prior years when we were not profitable. Upon returning to profitability, we reversed these valuation allowances. This resulted in a tax benefit of $12.6 million in 2000 compared to a tax expense of $3.7 million in 2001.

Net income.    Net income decreased by $7.7 million, or 50.0%, to $7.7 million in 2001 from $15.4 million in 2000. Net income as a percentage of total revenues decreased to 3.4% in 2001 from 8.2% in 2000. The decrease was due primarily to the income tax benefit of $12.6 million in 2000 and the income tax expense of $3.7 million in 2001. This tax effect was offset by an increase in income before income taxes of $8.6 million.

Liquidity and capital resources

Our primary liquidity and capital requirements have been for new restaurant construction, working capital and general corporate needs. Cash provided by operations in 2002 increased 13.0%, or $3.3 million, to $29.1 million compared to $25.8 million in 2001. The increase from 2001 to 2002 was a result of improved restaurant operating profits and a reduction in cash paid for interest expense, offset by a reduction in cash generated from franchise royalties and fees, rental income, and interest income combined with increases in cash paid for taxes. We also incurred prepayment penalties related to our early extinguishment of debt. Furthermore, we experienced a reduction in accounts receivable, but increases in inventories, prepaid expenses, income taxes receivable and other assets combined with increased uses of cash related to changes in liabilities compared to 2001.

Cash used in investing activities in 2002 increased $28.6 million to $45.0 million, compared to $16.4 million in 2001. During 2002, we invested $35.8 million for new restaurant construction, remodels and capital maintenance, and $3.8 million to acquire the assets of three restaurants from a franchisee. During 2002, we opened ten new restaurants and relocated one restaurant for a total cost of $21.3 million, spent approximately $6.4 million on remodels and capital maintenance, incurred $7.3 million on restaurants to be opened in 2003, and $0.8 million for corporate infrastructure initiatives including information systems and computer equipment. In addition, we spent $6.3 million to acquire six restaurants from Western Franchise Development, Inc., a franchisee. Proceeds of $0.9 million in 2002 were generated mostly from the sale of one property held for sale. During 2001, we opened six new restaurants for a total cost of $9.0 million, spent approximately $4.5 million on remodels and capital maintenance, paid $1.5 million for new 2000 restaurant construction and spent $3.7 million on restaurants that opened in 2002.

Cash provided by financing activities in 2002 increased $0.4 million to $1.7 million, compared to $1.3 million in 2001. In July 2002, we completed an initial public offering of 5,038,000 shares of common stock of which we sold 4,000,000 shares at a price to the public of $12.00 per share. Proceeds from the sale of the remaining 1,038,000 shares were distributed to selling stockholders. We received proceeds of $42.8 million from the offering, net of $3.4 million of underwriting fees and commissions and $1.8 million of other stock issuance costs. In addition, during 2002, we received proceeds of approximately $0.5 million from the exercise of stock options. Borrowings were $18.8 million and debt repayments using new borrowings and proceeds from our initial public offering were $58.9 million. We also incurred $1.5 million of debt issuance costs. During 2001, cash flows provided by financing activities were primarily attributable to $6.4 million of borrowings and approximately $81,000 of proceeds from the sale of common stock. These proceeds were offset by $4.7 million of debt repayments and $0.5 million of debt issuance costs.

Net proceeds from our initial public offering, together with borrowings under our revolving credit facility were used to repay: $48.0 million outstanding under our existing term loan, including $0.3 million of accrued interest and a prepayment penalty of $1.8 million; $5.0 million outstanding under our revolving credit facility with U.S. Bank; $1.6 million outstanding under one real estate loan, including a 1.0% prepayment penalty; and $0.4 million outstanding under three equipment loans. As of December 29, 2002, our total remaining current and long-term debt and capital lease obligations totaled approximately $40.0 million, compared to $80.1 million as of December 30, 2001.

On July 24, 2002, we entered into a three-year $40.0 million revolving credit agreement to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under our revolving credit facility bear interest at one of the following rates we select: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 0.5% to 1.25%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at our discretion, plus 1.5% to 2.25%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, we may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $40.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 0.5% to 1.25%. As of December 29, 2002, borrowings outstanding under our revolving credit agreement facility bore interest at approximately 3.6%.

The revolving credit facility is subject to a commitment fee of 0.5% per annum on the average daily unused portion of the revolver. In addition, we must pay a fee in consideration of letter of credit commitments equal to 1.5% to 2.25% on the average daily maximum amount available to be drawn under each letter of credit from the date of issuance to the date of expiration. We must also pay the reasonable and customary charges of our lenders with respect to the amendment, transfer, administration, cancellation and conversion of, and drawings under, letters of credit. Commitment and letter of credit fees are payable quarterly, in arrears on the 15th day following the last day of each calendar quarter.

The revolving credit agreement requires that we comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA), requirements. In addition, we must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. In 2002, the maximum consolidated capital expenditure covenant was exceeded, and the lenders have waived such noncompliance. We are currently in compliance with all covenants.

We anticipate that we will exceed the consolidated capital expenditure covenant for 2003 due to the fact that we continue to open new restaurants faster than originally anticipated when the revolving credit agreement was consummated in July 2002. We believe that we will continue to be able to obtain waivers from our lenders related to our noncompliance. If we are not able to obtain necessary waivers from our lenders, then we might be forced to delay construction on projected new restaurant openings. We believe that this could have a negative effect on unit and restaurant sales growth in the near term. We are currently in negotiations with our lenders to expand our borrowing capacity on the revolving credit facility from $40.0 million to a minimum of $60 million, and to extend the term of the agreement by one or more years, however, we cannot assure you that we will be successful in expanding or extending our credit facility.

There was $11.0 million outstanding on our revolving credit facility as of December 29, 2002. In addition, an irrevocable letter of credit totaling $841,000 has been issued under the agreement, expiring September 30, 2003. The letter is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit facility. In addition, we are required under our revolving credit facility to exercise the purchase options on three capital leases during 2003. These purchase options relate to our restaurant leases in Highlands Ranch, Colorado, Issaquah, Washington and Grapevine, Texas. The exercise of the Highlands Ranch purchase option was completed in January 2003 for approximately $4.0 million. The exercise of the remaining purchase options are expected to cost approximately $7.0 million plus closing costs and will primarily be funded with borrowings from the revolving credit facility. This will further reduce the amount of borrowings available under the revolving credit facility.

During 2003, we expect to spend approximately $39.5 million to $43.5 million to fund the construction of new restaurants and approximately $7.0 million to $8.5 million for restaurant remodels and capital maintenance related to existing restaurants and corporate infrastructure.

We believe that anticipated cash flows from operations and funds available from our existing revolving credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, including restaurant construction, pre-opening costs and potential initial operating losses related to new restaurant openings, for at least the next twelve months. Beyond the next twelve months, additional financing may be needed to fund working capital and capital expenditures. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Contractual Obligations

The following table summarizes the amounts of payments due under specified contractual obligations as of December 29, 2002.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations	(in thousands)
Long-term debt obligations(1)	$26,860	$1,539	$15,955	$3,436	$5,930
Capital lease obligations(2)	28,398	1,776	3,678	3,885	19,059
Operating lease obligations(3)	136,740	12,366	23,168	21,151	80,055
Purchase obligations(4)	$32,080	$15,679	$5,139	$2,178	$9,084

(1)	Long-term debt obligations represent our borrowings under our revolving credit facility and other collateralized notes payable.
(2)	Capital lease obligations include interest of $15.3 million.
(3)	Operating lease obligations represent future minimum lease commitments payable for land, buildings and equipment used in our operations. The operating leases have terms ranging from one year to twenty-five years and generally contain renewal options that permit us to renew the leases at prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. The amounts presented above have not been reduced by rental income from sublease arrangements that we enter in to from time to time.
(4)

Purchase obligations include commitments related to the construction of new restaurants and other capital improvement projects; information technology contracts, including software licenses, maintenance and service agreements; commitments to purchase land related to new restaurants; lease commitments related to unopened company-owned restaurants; commitments to exercise our purchase options under capital lease agreements in Issaquah, Washington and Grapevine, Texas; obligations under various marketing agreements or initiatives; employment agreements for two officers; and commitments to purchase various food and beverage products.

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

Derivative Instruments

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we may use interest rate swaps and caps to manage our net exposure to interest rate changes related to our borrowings.

As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

In December 2002, we entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires in January 2006. The agreement has been designated as a cash flow hedge under which we will pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest to be received by us will be based on the 1-month LIBOR, initially determined two banking days prior to the effective date. Thereafter, the interest rate will reset according to the then current 1-month LIBOR two days prior to the first day of each monthly calculation period.

This hedge is highly effective as defined by SFAS No. 133, and there were no gains or losses recognized in earnings during 2002. As of December 29, 2002, the unrealized loss on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in comprehensive income totaled $83,506, net of tax benefit of $49,678.

Recent Accounting Developments

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method and modifies the criteria for recognition of intangible assets. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, goodwill and certain indefinite-lived intangible assets are no longer subject to amortization over their estimated useful life. Instead, impairment is assessed on an annual basis, or more frequently if circumstances indicate a possible impairment, by means of a fair-value based test. Effective at the beginning of 2002, we adopted SFAS No. 142, and in accordance with its provisions reclassified the carrying amount of assembled workforce intangible assets to goodwill, and ceased amortizing our goodwill, including the $2.4 million of acquired goodwill related to our January 2002 acquisition of Western Franchise Development. Prior to 2002, goodwill was amortized over its estimated useful life of 30 years. We continue to amortize other intangible assets, including franchise rights and liquor licenses over their estimated useful lives of 20 years for franchise rights and from one to five years for liquor licenses depending on the term of the license.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Our adoption of SFAS No. 144, effective at the beginning of 2002, did not have a material impact on our results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. We early adopted SFAS No. 145 in the second quarter of 2002 and consequently did not record our $4.3 million loss on debt extinguishment incurred during the third quarter of 2002 as an extraordinary item.

In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We plan to adopt SFAS No. 146 effective at the beginning of 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 15, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. As of December 29, 2002, we do not have material guarantees that require disclosure under FIN 45 and adoption of its initial recognition and initial measurement provisions is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 148 became effective for fiscal years ending after December 15, 2002. We have adopted the disclosure related provisions of SFAS No. 148, and have chosen to continue to report stock based compensation for employees under APB Opinion No. 25, whereby any intrinsic value as determined on the measurement date results in compensation.

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized on a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. We believe the application of EITF No. 02-16 will not have a material impact on our consolidated financial position or results of operations.

Forward-Looking Statements

Certain information contained in this annual report on Form 10-K and the documents incorporated by reference into the Form 10-K includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this annual report on Form 10-K and the documents incorporated by reference into the Form 10-K are based on information available to us on the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve and manage our planned expansion;

•	our ability to raise capital in the future;

•	the ability of our franchisees to open and manage new restaurants;

•	our franchisees’ adherence to our practices, policies and procedures;

•	changes in the availability and costs of food;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors;

•	the continued service of key management personnel;

•	the concentration of our restaurants in the Western United States;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences, general economic conditions or consumer discretionary spending;

•	health concerns about our food products;

•	our ability to attract, motivate and retain qualified team members;

•	the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry;

•	cost and availability of capital;

•	additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements; and

•	other risk factors described from time to time in SEC reports filed by Red Robin.

Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk exposures for our assets are related to cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

Under our revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an ABR, based on the Prime Rate plus 0.5% to 1.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 1.5% to 2.25%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement are subject to quarterly adjustment based on our then current leverage ratio, as defined by the agreement.

On December 11, 2002, we entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which we will pay interest on $10.0 million of notional amount at a fixed rate plus the applicable spread of 1.5% to 2.25%, and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest to be received by us will be based on the 1-month LIBOR, initially determined two banking days prior to the effective date. Thereafter, the interest rate will reset according to the then current 1-month LIBOR two days prior to the first day of each monthly calculation period. Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we may use interest rate swaps and caps to manage our net exposure to interest rate changes related to our borrowings.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of December 29, 2002, we had $11.6 million outstanding under our GE Capital term loans and $11.0 million outstanding under our revolving credit facility. Prior to the offsetting effects of our interest rate swap, a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating approximately $226,000 on an annualized basis.

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

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Red Robin Gourmet Burgers, Inc.

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. (the Company) and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 which changed the method of accounting for goodwill and intangible assets in 2002.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Denver, Colorado

March 7, 2003

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2002	December 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$4,796,625	$18,992,153
Accounts receivable, net	1,642,384	2,697,197
Inventories	3,289,454	2,745,898
Prepaid expenses and other current assets	3,117,769	2,072,715
Income tax refund receivable	154,896	25,379
Deferred tax asset	1,054,780	1,667,165
Restricted current assets—marketing funds	616,780	680,607

Total current assets	14,672,688	28,881,114

Real estate held for sale	842,496	842,496
Property and equipment, net	110,176,260	82,451,120
Deferred tax asset	8,140,416	8,652,382
Goodwill, net	25,720,259	22,554,777
Other intangible assets, net	8,354,332	7,034,400
Other assets, net	1,719,195	4,024,697

Total assets	$169,625,646	$154,440,986

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$8,343,072	$5,669,512
Accrued payroll and payroll-related liabilities	7,627,391	7,254,058
Unredeemed gift certificates	3,109,567	2,341,504
Accrued liabilities	6,335,775	7,200,640
Accrued liabilities—marketing funds	616,780	680,607
Current portion of long-term debt and capital lease obligations	1,828,440	5,077,515

Total current liabilities	27,861,025	28,223,836

Deferred rent payable	4,624,046	4,229,199
Long-term debt and capital lease obligations	38,151,488	75,009,577
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 50,000,000 shares authorized; 15,108,172 and 10,090,312 shares issued and outstanding	15,108	10,090
Preferred stock, $.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	103,142,104	53,454,868
Deferred compensation	(209,132)	—
Receivables from stockholders/officers	(6,252,232)	(600,000)
Accumulated other comprehensive loss, net of tax benefit	(83,506)	—
Retained earnings (accumulated deficit)	2,376,745	(5,886,584)

Total stockholders’ equity	98,989,087	46,978,374

Total liabilities and stockholders’ equity	$169,625,646	$154,440,986

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Revenues:
Restaurant	$265,517,963	$214,963,264	$180,413,546
Franchise royalties and fees	8,565,076	9,002,090	8,247,439
Rent revenue	327,335	519,408	509,514

Total revenues	274,410,374	224,484,762	189,170,499

Costs and Expenses:
Restaurant operating costs:
Cost of sales	61,083,659	50,913,947	43,945,312
Labor	94,029,978	74,853,721	64,565,631
Operating	40,428,110	33,194,842	27,959,620
Occupancy	18,095,094	14,785,060	11,519,135
Restaurant closures and impairment	1,132,814	36,359	1,302,186
Depreciation and amortization	12,883,405	10,491,058	8,065,141
General and administrative	20,356,940	16,844,988	17,116,344
Franchise development	3,256,080	3,703,485	3,386,169
Pre-opening costs	1,879,360	920,845	2,506,387
Gain on lease buy-out	(944,985)	—	—
Impairment of real estate held for sale	150,000	—	—

Total costs and expenses	252,350,455	205,744,305	180,365,925

Income from operations	22,059,919	18,740,457	8,804,574
Other (Income) Expense:
Interest expense	5,768,499	7,850,101	6,482,028
Interest income	(397,904)	(746,344)	(741,521)
Loss on early extinguishment of debt	4,336,439	—	—
Other	8,379	190,437	190,715

Total other expenses	9,715,413	7,294,194	5,931,222

Income before income taxes	12,344,506	11,446,263	2,873,352
Provision for income taxes	(4,081,177)	(3,722,257)	12,557,195

Net income	$8,263,329	$7,724,006	$15,430,547

Net income per share:
Basic	$0.67	$0.77	$2.07

Diluted	$0.65	$0.75	$2.07

Weighted average shares outstanding:
Basic	12,278,185	10,085,468	7,443,893

Diluted	12,660,133	10,235,917	7,443,893

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 26, 1999	2,979,198	$2,979	$14,177,316	$—	$—	$—	$(29,041,137)	$(14,860,842)
Common stock issued:
For the acquisition of The Snyder Group Company, net of offering costs of $1,959,799	1,889,708	1,890	8,998,617	—	—	—	—	9,000,507
For the conversion of debt owed to a related party	775,862	776	4,499,224	—	—	—	—	4,500,000
To affiliates of Quad-C, a related party	4,310,344	4,310	24,995,690	—	—	—	—	25,000,000
Other	114,507	114	664,018	—	—	—	—	664,132
Options exercised for common stock	6,724	7	38,993	—	—	—	—	39,000
Issuance of note receivable—stockholder/officer	—	—	—	—	(300,000)	—	—	(300,000)
Net income	—	—	—	—	—	—	15,430,547	15,430,547

Balance, December 31, 2000	10,076,343	10,076	53,373,858	—	(300,000)	—	(13,610,590)	39,473,344
Issuance of common stock	9,659	10	56,014	—	—	—	—	56,024
Options exercised for common stock	4,310	4	24,996	—	—	—	—	25,000
Issuance of note receivable—stockholder/officer	—	—	—	—	(300,000)	—		(300,000)
Net income	—	—	—	—	—	—	7,724,006	7,724,006

Balance, December 30, 2001	10,090,312	10,090	53,454,868	—	(600,000)	—	(5,886,584)	46,978,374
Deferred compensation			288,700	(288,700)	—	—	—	—
Amortization of deferred compensation	—	—	—	79,568	—	—	—	79,568
Issuance of common stock for notes	922,414	922	5,399,078	—	(5,400,000)	—	—	—
Interest on notes from stockholders/officers	—	—	—	—	(252,232)	—	—	(252,232)
Shares issued upon initial public offering, net of offering costs of $5,203,033	4,000,000	4,000	42,792,967	—	—	—	—	42,796,967
Options exercised for common stock	95,446	96	554,137	—	—	—	—	554,233
Tax benefit on exercise of stock options	—	—	652,354	—	—	—	—	652,354

Net income	—	—	—	—	—	—	8,263,329	8,263,329
Unrealized loss on cash flow hedge	—	—	—	—	—	(83,506)	—	(83,506)

Comprehensive income								8,179,823

Balance, December 29, 2002	15,108,172	$15,108	$103,142,104	$(209,132)	$(6,252,232)	$(83,506)	$2,376,745	$98,989,087

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Cash Flows From Operating Activities:
Net income	$8,263,329	$7,724,006	$15,430,547
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Amortization of deferred stock-based compensation	79,568	—	—
Depreciation and amortization	12,883,405	10,491,058	8,065,141
Amortization of debt issuance costs	359,667	223,139	83,882
Write-off of unamortized debt issuance costs	2,447,507	—	—
Non cash restaurant closure and impairment costs	1,132,814	36,359	1,302,186
Impairment of real estate held for sale	150,000	—	—
Loss (gain) on sale of property and equipment	16,568	191,552	(61,832)
Non cash gain on lease buyout	(451,881)	—	—
Provision for doubtful accounts, net of charge-offs	119,168	698,316	1,272,256
Stock option income tax benefits	652,354	—	—
Accrued interest on stockholders/officers notes	(252,232)	—	—
Provision (benefit) for deferred income taxes	1,364,894	1,224,469	(13,235,077)
Changes in operating assets and liabilities:
Accounts receivable	904,802	531,837	(1,981,133)
Inventories	(424,766)	(138,626)	(1,051,706)
Prepaid expenses and other current assets	(882,351)	(206,229)	(906,078)
Income tax refund receivable	(129,517)	1,020,116	(254,491)
Other assets	(236,989)	72,192	345,880
Trade accounts payable and accrued liabilities	2,722,425	3,426,428	(1,486,592)
Deferred rent payable	394,847	467,693	660,741

Net cash provided by operating activities	29,113,612	25,762,310	8,183,724

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	920,264	2,648,232	1,209,449
Purchases of property and equipment	(39,648,683)	(18,675,387)	(20,196,996)
Acquisition of Western Franchise Development, net of cash acquired	(6,295,766)	—	—
Acquisition of the Snyder Group Company	—	(56,024)	(1,572,900)
Issuance of notes receivable—stockholder/officer	—	(300,000)	(300,000)

Net cash used in investing activities	(45,024,185)	(16,383,179)	(20,860,447)

Cash Flows From Financing Activities:
Borrowings of long-term debt	18,768,500	6,376,775	53,133,034
Payments of long-term debt and capital leases	(58,875,664)	(4,702,184)	(48,007,002)
Debt issuance costs	(1,528,991)	(459,419)	(2,052,642)
Repayment of debentures	—	—	(9,160,363)
Repayment of promissory note	—	—	(1,799,938)
Sale of common stock to Quad C, a related party	—	—	23,040,201
Proceeds from sale of common stock, net	42,796,967	81,024	664,132
Proceeds from exercise of stock options	554,233	—	—

Net cash provided by financing activities	1,715,045	1,296,196	15,817,422

Net (decrease) increase in cash and cash equivalents	$(14,195,528)	$10,675,327	$3,140,699
Cash and cash equivalents, beginning of period	18,992,153	8,316,826	5,176,127

Cash and cash equivalents, end of period	$4,796,625	$18,992,153	$8,316,826

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business and Summary of Significant Accounting Policies

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), which was formed as a Delaware corporation in 2001, became the parent of Red Robin International, Inc. (RRI), a Nevada corporation, through a series of corporate transactions in 2001. Red Robin had no operations prior to merging with RRI. Red Robin® and its subsidiaries operate Red Robin restaurants from facilities that are owned or leased. RRI also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of December 29, 2002, there were 96 company-owned restaurants in 12 states, and 98 additional restaurants operating under franchise or license agreements in 17 states and Canada. Red Robin and its subsidiaries also own and lease to third parties certain land, buildings and equipment.

In July 2002, Red Robin completed an initial public offering of 5,038,000 shares of common stock, of which it sold 4,000,000 shares, at a price to the public of $12.00 per share. The remaining 1,038,000 shares were offered by selling stockholders. The Company received proceeds of $42.8 million from the initial public offering, net of $3.4 million of underwriting fees and commissions and $1.8 million of other offering costs which were charged directly to additional paid-in capital as a reduction of the related proceeds. On August 16, 2002, the Company’s underwriters exercised their over-allotment option with respect to 400,000 additional shares offered by selling stockholders. The Company received no proceeds from the over-allotment exercise.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.

Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. The Company’s fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 covered 52, 52 and 53 weeks, respectively. For the purposes of the accompanying consolidated financial statements, the periods ended December 29, 2002, December 30, 2001 and December 31, 2000 are referred to as the fiscal years 2002, 2001 and 2000, respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates included in the preparation of the financial statements pertain to allowances for doubtful accounts, valuation of long-lived assets, fixed asset lives, impairment of goodwill and other intangible assets, income taxes, self-insurance and workers’ compensation reserves and closed restaurant reserves. Actual results could differ from those estimates.

Revenue Recognition—The Company typically grants franchise rights to private operators for a term of 20 years, with the right to extend the term for an additional ten years if conditions are satisfied. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant’s adjusted sales. Franchise fee revenue from individual sales are recognized when all material obligations of and initial services to be provided by the Company have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $880,000 and $528,530 as of December 29, 2002 and December 30, 2001, respectively. Area franchise fees are dependent upon the number of restaurants in the territory as are the Company’s obligations under the area franchise agreement. Consequently, as the Company’s obligations are met, area franchise fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the reporting franchisee’s adjusted sales.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents—For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Current Assets-Marketing Funds—Current assets restricted solely for use by the Company’s two marketing fund programs have been segregated from the Company’s assets. Certain franchisees and Company restaurants contribute between 0.3% and 0.5% of adjusted sales to each marketing fund to be used for future advertising in accordance with the terms of each program. A liability related to the restricted current assets is recorded when the funds are received.

Inventories—Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first-out method) or market.

Real Estate Held for Sale—Real estate held for sale is recorded at cost, not to exceed net realizable value. Determination of the lower of cost or net realizable value involves subjective judgment, because the actual market value of property can only be determined by negotiation between the parties in a sale transaction. The ultimate recoverability and valuation of these assets is dependent on future events, and the ability to successfully sell these properties is heavily influenced by economic conditions affected by the real estate industry. As of December 29, 2002 and December 30, 2001, one property is listed as held for sale. The Company is actively seeking a buyer for this property and expects that a sale will occur within one year. During 2002, real estate with a carrying value of $1,050,000 (see Note 7) was sold resulting in a loss of $162,736, including a $150,000 impairment of property held for sale which was recorded to adjust the property’s carrying value prior to its sale. During 2001, real estate with a carrying value of $2,854,079 was sold resulting in a loss of $4,079. There were no sales of real estate held for sale in 2000.

Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The Company capitalizes interest incurred on funds used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest capitalized totaled $167,495 in 2002, $173,759 in 2001 and $327,494 in 2000.

Debt Issuance Costs—Direct costs incurred for the issuance of debt are capitalized by the Company and amortized using the interest method over the term of the debt. Debt issuance costs and accumulated amortization as of December 29, 2002 were $1,586,213 and $318,782, respectively, and as of December 30, 2001 were $2,914,309 and 368,695, respectively.

Goodwill and Intangible Assets—Beginning with the adoption of Statement of Financial Accounting Standards No. 142 in 2002, the price paid over the net fair value of the tangible net assets of acquired businesses (goodwill) is no longer amortized. Prior to 2002, goodwill was amortized over its estimated useful life of 30 years. Franchise rights are amortized over their estimated useful life of 20 years, using the straight-line method. Liquor licenses are amortized over their respective useful lives, generally ranging from one to five years. The recoverability of goodwill and other intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount.

Valuation of Long-Lived Assets—Management assesses for impairment both those assets to be held and used and long-lived assets to be disposed of by sale whenever events or changes in circumstances indicate that

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the carrying amount may not be recoverable. The Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Deferred Rent Payable—Deferred rent payable represents rental expense, recorded on a straight-line basis, in excess of actual rental payments.

Pre-opening Costs—The Company expenses pre-opening costs as incurred.

Income Taxes—The Company recognizes deferred tax liabilities and assets for the future consequences of events that have been recognized in the consolidated financial statements or tax returns of the Company. In the event the future consequences of differences between financial reporting bases and tax bases of the assets and liabilities of the Company result in a deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Measurement of the deferred items is based on enacted tax laws.

Earnings Per Share—The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their holdings into common stock. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

The computations for basic and diluted earnings per share are as follows:

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Net income	$8,263,329	$7,724,006	$15,430,547

Basic weighted average shares outstanding	12,278,185	10,085,468	7,443,893
Dilutive effect of stock options	381,948	150,449	—

Diluted weighted average shares outstanding	12,660,133	10,235,917	7,443,893
Earnings Per Share:
Basic	$0.67	$0.77	$2.07
Diluted	$0.65	$0.75	$2.07

A total of 103, 448 unvested shares issued upon early exercise, as described in Note 15, are not considered outstanding for purposes of computing basic net income per share because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of calculating diluted net income per share.

Fair Value of Financial Instruments—The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

values due to the short-term maturities of these instruments. The fair value of the Company’s revolving credit facility approximates its carrying amount, as the facility’s interest rates approximate market rates. The fair values of the Company’s debt has been estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. The carrying amounts and related estimated fair values for the Company’s debt is as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$—	$—	$47,303,212	$48,096,594
Wachovia revolving credit facility	11,000,000	11,000,000	—	—
Collateralized notes and capital leases	$28,979,928	$34,184,637	$32,783,880	$37,072,602

Derivatives—The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met.

Employee Stock Compensation Plans—The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in its accounting for stock based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. Accordingly, compensation expense of $79,568 was recognized during 2002 for options granted with intrinsic value on the date of grant. No compensation expense is recognized in the Company’s financial statements for employee stock options granted at a price equal to, or greater than the market price of the Company’s common stock on the date of grant. If under SFAS No. 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
Net Income, as reported	$8,263,329	$7,724,006	$15,430,547
Add: Stock-based employee compensation costs expense included in reported net income, net of related tax benefit	49,889	—	—
Deduct: Stock-based employee compensation costs, net of tax benefit	523,142	615,555	486,388

Pro forma net income	$7,790,076	$7,108,451	$14,944,159

Basic Earnings Per Share:
As reported	$0.67	$0.77	$2.07

Pro forma	$0.63	$0.70	$2.01

Diluted Earnings Per Share:
As reported	$0.65	$0.75	$2.07

Pro forma	$0.62	$0.69	$2.01

The weighted average fair values of options at their grant date during 2002, 2001 and 2000, where the exercise price equaled the market price on the grant data, were $6.10, $2.52 and $2.58, respectively. The

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	2002	2001	2000
Risk-free interest rate	4.3%	5.0%	6.0%
Expected years until exercise	5.5	10	10
Expected stock volatility	56.1%	N/A	N/A
Dividend yield	0.0%	0.0%	0.0%

Concentration of Risk—Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company’s financial instruments with major financial institutions. The Company’s trade accounts receivable are comprised principally of amounts due from its franchisees and landlords. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 29, 2002.

Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. For the Company, other comprehensive loss consists of the unrealized loss related to the interest rate swap agreement.

Reclassifications—Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.    Recent Accounting Pronouncements

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

Effective at the beginning of fiscal year 2002, the Company adopted SFAS No. 142, and, in accordance with its provisions, reclassified the carrying amount of assembled workforce intangible assets to goodwill. The following table presents changes in the carrying amount of goodwill for the year ended December 29, 2002:

Balance as of December 30, 2001	$22,554,777
Reclassification of assembled workforce from other intangibles, net of related deferred tax liability of $473,264	694,424
Goodwill acquired during the year	2,471,058

Balance as of December 29, 2002	$25,720,259

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS No. 142, the Company ceased amortizing goodwill as of the beginning of fiscal year 2002. The following table presents the impact of SFAS No. 142 on net income and net income per share as if the standard had been in effect for 2002, 2001 and 2000:

	2002	2001	2000
Reported net income	$8,263,329	$7,724,006	$15,430,547
Add back: Amortization of goodwill	—	793,697	485,479
Add back: Amortization of assembled workforce intangible assets, net of tax benefit	—	569,252	518,976

Adjusted net income	$8,263,329	$9,086,955	$16,435,002

Basic net income per share:
Reported basic net income per share	$0.67	$0.77	$2.07
Amortization of goodwill	—	0.08	0.07
Amortization of assembled workforce intangible assets, net of tax benefit	—	0.06	0.07

Adjusted basic net income per share	$0.67	$0.91	$2.21

Diluted earnings per share:
Reported diluted net income per share	$0.65	$0.75	$2.07
Amortization of goodwill	—	0.08	0.07
Amortization of assembled workforce intangible assets, net of tax benefit	—	0.06	0.07

Adjusted diluted net income per share	$0.65	$0.89	$2.21

The following table presents intangible assets subject to amortization as of December 29, 2002 and December 30, 2001:

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization
Franchise rights	$8,600,000	$(828,209)	$5,800,000	$(408,974)
Assembled workforce	—	—	2,530,000	(1,362,312)
Liquor licenses	1,236,695	(654,154)	919,826	(444,140)

	$9,836,695	$(1,482,363)	$9,249,826	$(2,215,426)

The following table presents aggregate amortization expense for 2002, and estimated aggregate amortization expense related to intangible assets subject to amortization for each of the five succeeding fiscal years:

Aggregate amortization expense
For the year ended December 29, 2002	$629,249
Estimated amortization expense
For the year ending 12/29/03	$611,436
For the year ending 12/28/04	575,054
For the year ending 12/26/05	555,275
For the year ending 12/25/06	511,754
For the year ending 12/31/07	449,299

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company early adopted SFAS No. 145 in the second quarter of fiscal year 2002 and consequently did not record the loss on debt extinguishment, as described in Note 9, as an extraordinary item.

In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company plans to adopt SFAS No. 146 effective at the beginning of fiscal year 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 15, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. As of December 29, 2002, the Company does not have material guarantees that require disclosure under FIN 45 and adoption of its initial recognition and initial measurement provisions is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure related provisions of SFAS No. 148, and has chosen to continue to report stock based compensation for employees under APB Opinion No. 25, whereby any intrinsic value as determined on the measurement date results in compensation.

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized on a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. The Company believes that the application of EITF No. 02-16 will not have a material impact on its consolidated financial position or results of operations.

3.    Franchise Acquisitions

On January 14, 2002, a wholly owned subsidiary of Red Robin acquired all of the outstanding stock of Western Franchise Development, Inc. (WFD) for $6.3 million in cash, net of $148,691 of cash acquired. WFD operated six restaurants in Northern California under franchise agreements with the Company. The Company acquired WFD after exercising its right of first refusal upon reviewing an offer between the franchisee and a third party. The final purchase price was equal to the amount agreed upon between the franchisee and the third party. WFD’s results of operations have been included in the accompanying consolidated statements of income from its date of acquisition. The Company accounted for the transaction as a purchase business combination and the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows:

Current assets	$250,650
Property and equipment	1,735,879
Goodwill	2,471,058
Intangible assets subject to amortization	2,902,558
Current liabilities	(1,064,379)

Cash paid for acquisition of WFD, net of cash acquired	$6,295,766

Intangible assets subject to amortization include franchise rights of $2.8 million and liquor licenses of $102,558.

On January 28, 2002, the Company acquired the assets of two restaurants in Missouri and Ohio for $2.8 million in cash from a franchisee. On February 11, 2002, the Company assumed operation of a second restaurant in Ohio, which had been subleased by the Company to this franchisee. On February 19, 2002, the Company consummated the purchase of the assets of a third restaurant in Ohio from this same franchisee for approximately $1.0 million in cash. The results of operations for each of these restaurants have been included in the accompanying Consolidated Statements of Income from their respective date of acquisition.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 11, 2000, the Company acquired all of the outstanding stock of The Snyder Group Company (SGC), an entity controlled by Mike Snyder, an officer and stockholder of the Company, and partially owned by Mike Woods and Bob Merullo, officers of the Company, in exchange for approximately $9.2 million in debentures, approximately $1.8 million in promissory notes, and 1,889,708 shares of the Company’s common stock, valued at $5.80 per share. The purchase price, which included deal costs of approximately $1.6 million, was subject to adjustment based upon SGC’s net worth as of the date of closing, as defined. On May 10, 2001, the purchase price was adjusted by $112,048 through the issuance of 9,659 additional shares of the Company’s common stock and payment of $56,024. SGC operated 14 restaurants in the states of Colorado and Washington under franchise agreements with the Company. The Company accounted for the transaction as a purchase business combination, and SGC’s results of operations have been included in the accompanying consolidated statements of income from its date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair values at the date of acquisition, as follows:

Current assets	$735,428
Property and equipment	10,564,947
Goodwill and intangible assets	32,221,211
Other assets	216,071
Liabilities assumed, including long-term debt	(20,035,844)

Total	$23,701,813

The debentures accrued interest at 10.0% until being repaid in September 2000 in connection with the receipt of proceeds from the Finova term loan described in Note 9. The promissory notes also accrued interest at 10.0% and were repaid when the Company received proceeds from the Finova term loan described in Note 9. In connection with the acquisition, 862,069 shares of the Company’s common stock issued to SGC’s stockholders were placed in escrow to satisfy any adjustments to the purchase price and any claims of indemnity. Forty percent of the escrowed shares were released as of December 30, 2001. Fifty percent of the balance were released two years after the closing on May 11, 2002. The remaining balance was released as of the date of closing of the Company’s initial public offering of common stock on July 24, 2002. The release of shares by the escrow agent occurred without any claims of indemnity.

The following unaudited pro forma data summarizes the results of operations as if the acquisition of SGC had been completed at the beginning of fiscal year 2000. The pro forma data gives effect to actual operating results prior the acquisition, adjusted to include the estimated pro forma effect of royalties, interest expense, amortization of intangibles and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the year presented or that may be obtained in the future.

2000
Total revenues	$204,837,502
Net income	14,184,054
Earnings Per Share:
Basic	$1.91
Diluted	$1.91

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accounts Receivable

Accounts receivable consists of the following at December 29, 2002 and December 30, 2001:

	2002	2001
Trade receivable due from franchisees	$1,043,474	$2,498,572
Receivable from landlords	209,000	1,530,817
Note receivable—current	73,120	—
Other	528,867	232,856

	1,854,461	4,262,245
Allowance for doubtful accounts	(212,077)	(1,565,048)

Accounts receivable, net	$1,642,384	$2,697,197

Activity in the allowance for doubtful accounts is as follows:

	2002	2001	2000
Allowance for doubtful accounts, beginning of period	$1,565,048	$1,607,583	$335,327
Additions	119,168	724,782	1,335,776
Decreases	(1,472,139)	(767,317)	(63,520)

Allowance for doubtful accounts, end of period	$212,077	$1,565,048	$1,607,583

5.    Restricted Current Assets—Marketing Funds

Marketing funds consist of the following at December 29, 2002 and December 30, 2001:

	2002	2001
Cash	$243,368	$161,516
Prepaid assets	237,632	281,593
Inventory	—	6,036
Accounts receivable from franchisees	135,780	231,462

Restricted current assets—marketing funds	$616,780	$680,607

6.    Property and Equipment

Property and equipment consists of the following at December 29, 2002 and December 30, 2001:

	Estimated Lives	2002	2001
Land		$11,623,209	$6,880,518
Buildings	15 to 30 years	13,197,073	6,373,239
Furniture, fixtures and equipment	3 to 7 years	56,715,175	46,104,220
Leasehold improvements	Shorter of lease term or life	80,661,770	64,844,180
Restaurant property leased to others	3 to 30 years	6,674,906	8,784,584
Construction in progress		6,222,320	4,450,897

		175,094,453	137,437,638
Accumulated depreciation and amortization		(64,918,193)	(54,986,518)

Property and equipment, net		$110,176,260	$82,451,120

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense on fixed assets, including assets under capital lease, was $12,254,156 in 2002, $8,403,369 in 2001 and $6,759,457 in 2000.

Based upon management’s assessment of long-lived assets, the Company determined that the carrying amounts of certain of its long-lived assets were not recoverable. The restaurants identified in management’s assessment had experienced losses from operations and cash flow. The fair value of the assets to be held and used in continuing operations for which an impairment was recorded was estimated using the present value of estimated expected future cash flows in order to determine the amount of impairment loss. Impairment costs recognized during 2002, 2001 and 2000 were $1,132,814, $0 and $1,132,237, respectively. There were no restaurants held for disposal as of December 29, 2002 or December 30, 2001.

7.    Other Assets

Other assets consist of the following at December 29, 2002 and December 30, 2001:

	2002	2001
Loan fees	$1,267,432	$2,545,614
Note receivable	—	1,050,000
Deposits	397,677	252,009
Other	54,086	177,074

	$1,719,195	$4,024,697

The note receivable resulted from the sale of certain property, and was to be paid over five years with monthly payments of $11,545 and a balloon payment due August 2005. Interest was fixed at 10.75%. The note was collateralized by the property sold. In July 2001, the debtor ceased making payments due to financial difficulties and, in February 2002, the property was reacquired in settlement of the note. A loss of $140,851 was recorded in 2001 for the write-down of the note to the fair value of the property. The property was subsequently sold in 2002, resulting in a loss of $162,736.

8.    Closed Restaurant Reserve

Prior to adoption of SFAS No. 146 in fiscal 2003, the Company recorded a reserve when a decision was made to close a restaurant. Reserves principally consisted of real estate brokerage costs for sales of owned property, lease termination fees and lease commitments post closing up to the date of sublease for leased properties. Activity in the closed restaurant reserves account is as follows:

	2002	2001	2000
Closed restaurant reserves, beginning of period	$215,174	$354,471	$671,881
Additions	—	36,359	169,949
Decreases	(215,174)	(175,656)	(487,359)

Closed restaurant reserves, end of period	$—	$215,174	$354,471

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Borrowings

The Company’s borrowings at December 29, 2002 and December 30, 2001 are summarized below:

	2002	2001
Wachovia revolving credit facility	$11,000,000	$—
Finova term loan	—	47,303,212
Capital leases (Note 13)	13,119,819	13,251,608
Collateralized notes payable	15,860,109	19,532,272

	39,979,928	80,087,092
Current portion	(1,828,440)	(5,077,515)

Long-term debt	$38,151,488	$75,009,577

On July 24, 2002, the Company entered into a three-year, $40.0 million revolving credit agreement with Wachovia Bank, N.A. (Wachovia) and other financial institutions named therein. The facility expires on July 24, 2005 unless extended. The Wachovia facility is secured by a first priority pledge of all of the outstanding capital stock of the Company’s subsidiaries and a first priority lien on substantially all of the Company’s tangible and intangible assets. Borrowings under the Wachovia revolving credit facility bear interest at one of the following rates as selected by the Company: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 0.5% to 1.25%;or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR at the Company’s discretion, plus 1.5% to 2.25%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on the Company’s then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, the Company may borrow up to $3.0 million from Wachovia under a loan subfacility (swingline) if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $40.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 0.5% to 1.25%. As of December 29, 2002, borrowings outstanding under the Wachovia revolving credit facility bore interest at approximately 3.6%.

The Wachovia agreement requires the Company to exercise purchase options related to restaurant property and assets under capital leases in Highlands Ranch, Colorado, Issaquah, Washington and Grapevine, Texas. The Highlands Ranch purchase option was exercised in January 2003 for approximately $4.0 million. Purchase options related to the Grapevine and Issaquah capital leases must be exercised on or before June 29, 2003 and August 31, 2003, respectively. The purchase options will primarily be funded with borrowings from the revolving credit facility.

The revolving credit facility is subject to a commitment fee of 0.5% per annum on the average daily unused portion of the revolver as defined per the agreement. In addition, the Company must pay a fee in consideration of letter of credit commitments equal to 1.5% to 2.25% on the average daily maximum amount available to be drawn under each letter of credit from the date of issuance to the date of expiration. The Company must also pay the reasonable and customary charges of Wachovia with respect to the amendment, transfer, administration, cancellation and conversion of, and drawings under, letters of credit. Commitment and letter of credit fees are payable quarterly, in arrears on the 15th day following the last day of each calendar quarter.

The revolving credit agreement requires that the Company comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization (EBITDA), requirements. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. In 2002, the maximum consolidated capital expenditure covenant was not met, and the lenders have waived such noncompliance. As of December 29, 2002, the Company was in compliance with all other covenants.

At December 29, 2002, an irrevocable letter of credit totaling $841,000 has been issued under the Wachovia agreement, and expires September 30, 2003. The letter is being maintained to back the Company’s self-insured workers’ compensation program.

In July 2002, the Company used proceeds from its initial public offering, as described in Note 1, together with borrowings under the Wachovia revolving credit facility, to repay: $48.0 million outstanding under the Company’s existing Finova term loan, including $0.3 million of accrued interest and a prepayment penalty of $1.8 million; $5.0 million outstanding under the Company’s revolving credit facility with U.S. Bank, N.A. (US Bank); $1.6 million outstanding under one real estate loan, including a 1% prepayment penalty; and $0.4 million outstanding under three equipment loans. Termination of the Company’s Finova term loan and U.S. Bank revolving credit facility also resulted in non-cash charges of $2.4 million during the third quarter of 2002 resulting from the write-off of capitalized debt issuance costs that were being amortized over the respective lives of the relevant credit agreements. The Company early adopted SFAS No. 145 in the second quarter of fiscal year 2002 and consequently did not record the loss on early extinguishment of debt as an extraordinary item.

The Finova and U.S. Bank agreements were both terminated upon repayment and the Company has no remaining obligations under either of these agreements. The Finova agreement was consummated on September 6, 2000. The Finova term loan was payable in equal monthly installments of $593,790 with the final payment due September 1, 2012, and bore interest at 9.9%. The U.S. Bank agreement was consummated on April 25, 2002 and provided short term financing prior to the Company’s initial public offering. Prior to termination, amounts outstanding under the U.S. Bank revolving credit agreement bore interest at LIBOR plus 3.0%, payable monthly, in arrears.

The collateralized notes payable are secured by certain property and equipment of the Company. Under some of these agreements, the Company is required to maintain certain financial ratios. As of December 29, 2002, the Company is in compliance with all covenants for collateralized notes payable. The collateralized notes payable require monthly principle and interest payments through 2016, with a weighted average interest rate of 9.9% at December 29, 2002.

Maturities of long-term debt and capital lease obligations as of December 29, 2002 are as follows:

2003	$1,828,440
2004	1,971,528
2005	14,735,703
2006	2,169,511
2007	2,338,346
Thereafter	16,936,400

$39,979,928

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Supplemental Disclosures to Consolidated Statements of Cash Flows

	2002	2001	2000
Interest paid	$5,907,312	$7,805,576	$6,536,349
Income taxes paid, net	1,816,200	1,600,000	817,102
Notes receivable from stockholders related to early exercise of stock options	5,400,000	—	—
Note receivable from sale of property	—	—	1,195,121
Common stock issued for The Snyder Group Company acquisition	—	56,024	10,960,306
Common stock issued to a related party for debt retirement	—	—	4,500,000
Debentures and promissory note issued for The Snyder Group Company acquisition	—	—	10,960,301

11.    Derivative Instruments

The Company’s objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, the Company may use interest rate swaps and caps to manage its net exposure to interest rate changes related to our portfolio of borrowings.

The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. As appropriate, on the date derivative contracts are entered into, the Company designates the derivatives as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

On December 11, 2002, the Company entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which the Company will pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest to be received by the Company will be based on 1-month LIBOR rate, initially determined two banking days prior to the effective date. Thereafter, the interest rate will reset according to the then current 1-month LIBOR two days prior to the first day of each monthly calculation period.

This hedge is highly effective as defined by SFAS No. 133, and there were no gains or losses recognized in earnings during the reporting periods presented. As of December 29, 2002, the unrealized loss on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in comprehensive income totaled $83,506, net of tax benefit of $49,678.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

The (provision) benefit for income taxes consists of the following for the periods ended December 29, 2002, December 30, 2001 and December 31, 2000 is as follows:

	2002	2001	2000
Current:
Federal	$(2,163,050)	$(1,964,493)	$(670,484)
State	(553,233)	(533,295)	(7,398)
Deferred:
Federal	(1,086,336)	(1,104,231)	284,494
State	(278,558)	(120,238)	(183,937)

	(4,081,177)	(3,722,257)	(577,325)
Changes in valuation allowance	—	—	13,134,520

	$(4,081,177)	$(3,722,257)	$12,557,195

During the year ended December 31, 2000, the Company realized benefits for the use of approximately $2.6 million of regular federal tax operating losses. During the period ended December 30, 2000 the deferred tax asset valuation allowance decreased by $13,134,520. This decrease was primarily the result of the Company’s analysis of the improvement in the likelihood of realizing the future tax benefit of the then existing tax attributes.

The reconciliation of income tax (provision) benefit that would result from applying the federal statutory rate to income tax (provision) benefit as shown in the accompanying Consolidated Statements of Income is as follows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000:

	2002	2001	2000
Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State income taxes	4.9	7.0	9.4
General business and other tax credits	(8.5)	(8.6)	(27.9)
Other	2.7	0.1	4.6

	33.1	32.5	20.1
Change in valuation allowance	0.0	0.0	(457.1)

Effective tax rate	33.1%	32.5%	(437.0)%

The Company’s federal and state deferred taxes consist of the following at December 29, 2002 and December 30, 2001:

	2002	2001
Alternative minimum tax credits	$1,445,636	$1,445,636
General business and other tax credits	4,978,256	4,708,664
Net operating losses—state	124,654	175,329
Property and equipment basis differences	1,657,351	3,281,582
Deferred rent	1,803,378	1,714,094
Reserves for doubtful accounts, salaries, vacations, insurance and other liabilities	556,760	1,411,222
Franchise Deposits	343,200	214,213
Other, net	235,238	(6,794)
Workforce basis difference	—	(473,264)
Franchise rights basis difference	(1,949,277)	(2,151,135)

Net deferred tax asset	$9,195,196	$10,319,547

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of net deferred tax asset is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

As of December 29, 2002, the Company has state net operating losses totaling approximately $2.5 million available to reduce future taxes which expire through 2012. Additionally, the Company has federal alternative minimum tax credits of approximately $1.4 million available with no expiration date. The Company also has general business and other tax credits totaling approximately $5.0 million available to offset future taxes which expire through 2022.

13.    Commitments And Contingencies

Leasing Activities—The Company leases land, buildings and equipment used in its operations under operating leases. Rent expense under two restaurant leases with the stockholders was $219,475, $207,415 and $154,952 during fiscal years 2002, 2001 and 2000, respectively. During June 2002 one of the two restaurants under lease with a related party was transferred to an independent third party. The Company also leases two other restaurants from an entity in which a franchisee has an ownership interest. One of these restaurants was acquired as part of the acquisition of SGC. Rent expense under these leases was $606,757 during fiscal 2002, $621,677 during fiscal 2001 and $307,476 after the date of the SGC acquisition during fiscal 2000.

The operating leases have terms ranging from one year to 25 years and generally contain renewal options which permit the Company to renew the leases at prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term.

Land and building lease agreements require contingent rentals based on a percentage of stated sales volumes. Certain lease agreements also require the Company to pay maintenance, insurance and property tax costs. Rental expense related to land, building and equipment leases, including related parties, is as follows:

	2002	2001	2000
Minimum rent	$12,049,557	$10,092,338	$7,492,265
Percentage rent	1,010,450	944,977	1,090,149
Other rents	311,920	275,982	256,375

	$13,371,927	$11,313,297	$8,838,789

The Company leases certain of its owned land, buildings and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at December 29, 2002 and December 30, 2001 was $6,674,906 and $8,784,584, respectively, and related accumulated depreciation was $3,136,797 and $3,634,322, respectively.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments and minimum rental income under all leases as of December 29, 2002 are as follows:

	Capital Leases	Operating Leases	Rental Income
2003	$1,776,332	$12,365,960	$331,875
2004	1,816,326	11,836,202	341,200
2005	1,861,639	11,331,520	341,200
2006	1,914,308	10,644,153	341,200
2007	1,970,705	10,507,000	341,200
Thereafter	19,059,099	80,054,729	230,733

Total	28,398,409	$136,739,564	$1,927,408
Less amount representing interest at 8.4% to 13.4%	(15,278,590)

Present value of future minimum lease payments	13,119,819
Less current portion	288,922

Long-term capital lease obligations	$12,830,897

As of December 29, 2002 and December 30, 2001, property and equipment included $12,211,667 and $10,894,769 of assets under capital lease, respectively, and $2,224,715 and $1,944,502 of related accumulated depreciation, respectively.

Contingencies—In the normal course of business, the Company has various claims in process, matters in litigation and other contingencies. While it is not possible to predict the outcome of these suits, other legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operation or cash flows.

Lease Termination Fee—During the second quarter of 2002, the Company realized a $944,985 non-recurring gain due to a landlord lease buy-out of an existing company-owned restaurant. As a result, the Company relocated the restaurant to a new location during June 2002. The lease termination fee received of $1.4 million has been presented net of related charges of approximately $0.2 million for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of approximately $0.2 million.

14.    Franchise Operations

Results of franchise operations consist of the following:

	2002	2001	2000
Franchise royalties and fees
Royalty income	$8,399,293	$8,520,990	$7,934,226
Franchise fees	165,783	481,100	313,213

Total franchise royalties and fees	8,565,076	9,002,090	8,247,439

Franchise development costs
Payroll and employee benefit costs	1,388,820	1,344,745	1,313,785
General and administrative	1,867,260	2,358,740	2,072,384

Total franchise development costs	3,256,080	3,703,485	3,386,169

Operating income from franchise operations	$5,308,996	$5,298,605	$4,861,270

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Related Parties

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Stock Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under our 1990 and 1996 Stock Plans. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006, to January 29, 2012, or earlier if employment terminates. The notes are recorded as a reduction of stockholders’ equity and interest income of $170,610 has been recognized during 2002. During September 2002, the Company’s board of directors approved accelerated vesting of 603,448 early exercise options. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of December 29, 2002, the number of fully vested early exercised options totaled 672,414 and unvested early exercise options totaled 103,448.

On May 11, 2000, the Company acquired SGC from certain officers of the Company, as described in Note 3. Royalty income for fiscal year 2000 includes $620,450 from the 14 restaurants operated by the SGC prior to its acquisition.

Mike Snyder and Bob Merullo, each an officer and a stockholder, have an ownership interest in one of the Company’s franchisees, Mach Robin, LLC (Mach Robin). Mike Snyder owns 31.0% and Bob Merullo owns 7.0%. The Company recognized franchise and royalty fees from Mach Robin in the amounts of $921,916, $803,198 and $415,649 in fiscal years 2002, 2001 and 2000, respectively. Mach Robin has a 40.0% ownership interest and a right to share in up to 60.0% of the profits of one of the Company’s other franchisees, Red Robin Restaurants of Canada, Ltd (RRRC). The Company recognized franchise and royalty fees from RRRC of $785,618, $849,801 and $940,670 in fiscal years 2002, 2001 and 2000, respectively.

As of December 29, 2002 and December 30, 2001, there are $600,000 of notes receivable from Mike Snyder which bear interest, compounded annually, at a rate of approximately 5.8%. The notes receivable are collateralized by shares of the Company’s common stock and mature in May 2005. As of December 29, 2002, $81,622 of accrued interest receivable related to these notes is recorded.

One of the Company’s indoor plant maintenance supplier, Tropical Interiors, is operated by one of Mike Snyder’s brothers, Brad Snyder. The Company paid Tropical Interiors $199,740, $132,711 and $152,279 in fiscal years 2002, 2001 and 2000, respectively.

The Company has engaged a legal firm to represent it on various matters, including acquisitions, financings, assistance with its initial public offering and other general corporate matters. A member of the Company’s board of directors is a partner of this firm. The Company paid this firm approximately $1.0 million, $163,470 and $579,787 in fiscal years 2002, 2001 and 2000, respectively.

The Company uses a privately held transportation and relocation service provider. The Chief Executive Officer of this company joined our board of directors during 2002. The Company paid this company $281,544, $33,936 and $106,087 in fiscal years 2002, 2001 and 2000, respectively.

16.    Stockholders’ Equity

On June 4, 2002, the Company’s board of directors and shareholders approved a 1 for 2.9 reverse stock split. All share and per share amounts herein have been adjusted to reflect this reverse stock split as of the beginning of the first period presented.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 11, 2000, the Company sold 4,310,344 newly issued shares of common stock to a private equity firm, Quad-C for $25.0 million, or $5.80 per share. As a condition of the stock sale agreement, the Company converted $4.5 million in debt owed to Hibari Guam Corporation, an affiliated company, into 775,862 shares of the Company’s common stock. Concurrently with this transaction, the Company entered into a consulting services agreement with Quad-C pursuant to which the Company retained Quad-C to render consulting services. Expenses under this agreement were $112,934 in 2002, $184,615 in 2001 and $140,887 in 2000. This agreement terminated upon the consummation of the Company’s initial public offering.

In connection with the above transactions, the Company’s stockholders entered into a shareholders’ agreement dated May 11, 2000 whereby, among other matters, each stockholder has agreed to grant a right of first refusal to the Company and to the other stockholders in the event of receipt of an offer to acquire his shares. The shareholders’ agreement was terminated by a waiver and termination agreement between the Company’s stockholders effective as of the date of the closing of the Company’s initial public offering in July 2002.

17.    Stock Incentive Plans

The Company has four stock based compensation plans: the 1990 Incentive Stock Option and Nonqualified Stock Option Plan (the 1990 Stock Plan), the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), and the 2002 Incentive Stock Option Plan (2002 Stock Plan).

The 1990 Stock Plan was amended in 1996 to limit the number of shares to be granted to 241,379 shares of common stock. Stock option awards under the 1990 Stock Plan were granted at fair market value as estimated by the Board of Directors. In September 1996, the Company authorized 327,586 shares of common stock for issuance under its 1996 Stock Plan to key personnel. Pursuant to the original terms of the 1990 and 1996 Stock Plans, all options outstanding became 100% vested upon the change in control that occurred on May 11, 2000 in connection with the Quad-C equity investment and acquisition of SGC and related transactions. As of December 29, 2002 there are no remaining shares authorized for grant under the 1990 Stock Plan and 1996 Stock Plan.

The Company established the 2000 Stock Plan on May 11, 2000. Under the 2000 Stock Plan, options are granted to purchase common stock at the estimated fair market value at the date of grant. Vesting under the plan varies based on the attainment of certain financial results. The 2000 Stock Plan terminates at the close of business on April 15, 2010, however, during June 2002 the board of directors determined that no additional options will be granted under this plan. The 2000 Stock Plan reserved 1,131,724 shares of the Company’s common stock for option awards to employees and options to acquire a total of 1,103,234 million shares of the Company’s common stock were granted through December 29, 2002. During September 2002, the board of directors approved accelerated vesting of 694,827 options granted under the 2000 Stock Plan during fiscal 2002, including 603,448 early exercise options discussed further in Note 15.

In June 2002, the Company adopted, and its stockholders approved, a 2002 Stock Incentive Plan (2002 Stock Plan) under which the Company may grant stock options and other awards to employees, directors and consultants. A total of 900,000 shares of common stock are authorized for issuance with respect to awards granted under the 2002 Stock Plan. Awards under the 2002 Stock Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), limited stock appreciation rights, or SARs limited to specific events, such as in a change in control or other special circumstances, restricted stock, performance share awards, or stock bonuses. Nonqualified stock options and other awards may be granted at prices below the fair market value of the common stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Incentive stock options must have an exercise price that

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is at least equal to the fair market value of the common stock, or 110% of fair market value of the common stock for any 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the 2002 Stock Plan will vary, however, no award shall be exercisable or shall vest until at least one year after the initial award date. Each award granted under the 2002 Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change of control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award shall expire on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2002 Stock Plan. If not sooner terminated by the Company’s board of directors, the 2002 Stock Plan shall terminate on July 12, 2012. As of December 29, 2002, options to acquire a total of 14,000 shares of the Company’s common stock have been granted under the 2002 Stock Plan at a price equal to fair market value on the respective dates of grant.

A summary of the status of the Company’s four stock based compensation plans and changes during the periods then ended is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,412,966	$5.86	1,413,138	$5.80	539,689	$5.80
Awards granted	130,487	11.27	136,361	6.53	959,914	5.80
Awards forfeited	(47,644)	7.40	(132,223)	5.80	(79,741)	5.80
Awards exercised	(1,017,863)	5.85	(4,310)	5.80	(6,724)	5.80

Outstanding, end of year	477,946	$7.23	1,412,966	$5.86	1,413,138	$5.80

The following table summarizes information about stock options outstanding at December 29, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.80-7.25	405,331	6.34	$6.06	261,439	$5.82
$12.55-$14.01	72,615	9.50	13.82	—	—

	477,946	6.82	$7.23	261,439	$5.82

18.    Employee Benefit Programs

Employee Stock Purchase Plan—In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (2002 ESPP) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. A total of 300,000 shares of common stock are available under the 2002 ESPP, all of which are

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for future purchases at December 29, 2002. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2002 ESPP. The 2002 ESPP will generally operate in successive six-month periods, or offering periods, commencing on each January 1 and July 1, beginning January 1, 2003.

Employee Defined Contribution Plan—In 1990, the Company adopted the Red Robin International 401(k) Savings Plan (the 401k Plan) which covers substantially all of its eligible employees. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation (as defined) in a tax-exempt trust. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. There were no Company contributions for the fiscal year ended 2002, 2001, and 2000.

19.    Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2002 and 2001:

	16 Weeks Ended	12 Weeks Ended
Year Ended December 29, 2002	April 21	July 14	October 6	December 29
Total revenues	$79,201,061	$65,056,022	$64,585,717	$65,567,574
Income from operations	5,992,649	5,863,725	5,662,108	4,541,437
Net income	2,475,532	2,732,213	389,212	2,666,372
Basic earnings per share	0.25	0.27	0.03	0.18
Diluted earnings per share	$0.23	$0.25	$0.03	$0.18

Year Ended December 30, 2001	April 22	July 15	October 7	December 30
Total revenues	$67,513,549	$52,039,640	$52,034,502	$52,897,071
Income from operations	5,126,952	5,140,087	4,450,076	4,023,342
Net income	1,871,350	2,372,199	1,830,315	1,650,142
Basic earnings per share	0.19	0.24	0.18	0.16
Diluted earnings per share	$0.18	$0.23	$0.18	$0.16

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Information regarding directors appearing under the caption “Directors and Nominees” in our 2003 Proxy Statement and disclosure of compliance with Section 16(a) of the Securities Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement is hereby incorporated by reference.

Information regarding our executive officers is included in Part I of this annual report on Form 10-K.

ITEM 11.    Executive Compensation

Information appearing under the captions “Director Compensation” and “Executive Compensation” in our 2003 Proxy Statement is hereby incorporated by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership of Certain Persons” in our 2003 Proxy Statement and information regarding our equity compensation plans appearing under the caption “Equity Compensation Plan Information” in our 2003 Proxy Statement is hereby incorporated by reference.

ITEM 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under the caption “Certain Relationships and Related Transactions” and/or “Compensation Committee Interlocks and Insider Participation” in our 2003 Proxy Statement is hereby incorporated by reference.

ITEM 14.    Controls and Procedures

Within the last 90 days prior to the date of this report, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits and Financial Statement Schedules

(1)    Our Consolidated Financial Statements and Notes thereto are included in Part II, Item 8, of this annual report on Form 10-K. See “Index to Financial Statements and Supplemental Data” for more detail.

(2)    All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this annual report on Form 10-K.

(3) Index to Exhibits

2.1

Agreement and Plan of Merger, dated February 18, 2000, by and among Red Robin International, Inc., Red Robin Holding Co., Inc., The Snyder Group Company and the stockholders of The Snyder Group Company. Incorporated by reference to Exhibit 2.1 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.2

Closing Agreement and Amendment to Merger Agreement, entered into as May 11, 2000, by and among Red Robin International Inc., Red Robin Holding Co., Inc., The Snyder Group Company and the stockholders of The Snyder Group Company. Incorporated by reference to Exhibit 2.2 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

2.3

Memorandum Agreement, dated May 10, 2001, by and among The Snyder Group Company, Red Robin International, Inc., Red Robin West, Inc., Rodney Bench, as trustee of that certain Trust Indenture Agreement, dated May 11, 2000, by and among Red Robin International, Inc., Rodney Bench and Bunch Grass Leasing, LLC. Incorporated by reference to Exhibit 10.16 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.4

Agreement and Plan of Merger, dated January 23, 2001, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc. and Red Robin Merger Sub, Inc. Incorporated by reference to Exhibit 2.4 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.5

Stock Purchase Agreement, dated as of September 19, 2001, by and among Western Franchise Development, Inc., Dennis E. Garcelon and E. Marlena Garcelon, trustees of the Garcelon Trust dated January 6, 1992, Samuel Winston Garcelon and Red Robin International, Inc. Incorporated by reference to Exhibit 2.5 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

3.1

Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 filed as an exhibit to Amendment No. 4 of the Company’s Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

3.2

Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 filed as an exhibit to Amendment No. 4 of the Company’s Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

4.1

Specimen stock certificate. Incorporated by reference to Exhibit 4.1 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.1

Red Robin Gourmet Burgers, Inc. Incentive Stock Option and Nonqualified Stock Option Plan—1990. Incorporated by reference to Exhibit 10.1 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.2

Red Robin Gourmet Burgers, Inc. 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.3

Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.4

Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 filed as an exhibit to Amendment No. 4 of the Company’s Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

10.5

Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 filed as an exhibit to Amendment No. 4 of the Company’s Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

10.6

Registration Rights Agreement, dated May 11, 2000, by and among Red Robin International, Inc., Skylark Co., Ltd., RR Investors LLC, RR Investors II, LLC, Michael J. Snyder and certain stockholders named therein. Incorporated by reference to Exhibit 10.8 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.7

First Amendment to Registration Rights Agreement, dated August 9, 2001, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Skylark Co., Ltd., RR Investors LLC, RR Investors II, LLC, Michael J. Snyder and certain other stockholders named therein. Incorporated by reference to Exhibit 10.9 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.8

Employment Agreement, dated May 11, 2000, by and between Red Robin International, Inc. and Michael J. Snyder. Incorporated by reference to Exhibit 10.10 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.9

Employment Agreement, dated January 7, 1997, by and between Mike Woods and Red Robin International, Inc. Incorporated by reference to Exhibit 10.11 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.10

Non-Interference, Non-Disclosure and Non-Competition Agreement, dated May 11, 2000, by and among RR Investors, LLC, RR Investors II, LLC, Red Robin International, Inc. and Michael J. Snyder. Incorporated by reference to Exhibit 10.12 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.11

Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and executive officers. Incorporated by reference to Exhibit 10.20 filed as an exhibit to Amendment No. 3 of the Company’s Registration Statement on Form S-1 dated July 12, 2002 (Registration No. 333-87044).

10.12

Master Loan Agreement, dated November 3, 2000, by and between Red Robin and General Electric Capital Business Asset Funding Corporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044). Incorporated by reference to Exhibit 10.21 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.13

Promissory Note, dated June 30, 2000, by Michael J. Snyder in favor of Red Robin International, Inc. Incorporated by reference to Exhibit 10.22 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.14

Promissory Note, dated February 27, 2001, by Michael J. Snyder in favor of Red Robin International, Inc. Incorporated by reference to Exhibit 10.23 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.15

Pledge Agreement, dated June 30, 2000, by and between Michael J. Snyder and Red Robin International, Inc. Incorporated by reference to Exhibit 10.24 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.16

Pledge Agreement, dated February 27, 2001, by and between Michael J. Snyder and Red Robin International, Inc. Incorporated by reference to Exhibit 10.25 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.17

Fountain Beverage Agreement, dated April 1, 2000, by and between Pepsi-Cola Company, a division of PepsiCo, a North Carolina corporation, and Red Robin International, Inc. Incorporated by reference to Exhibit 10.27 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.18

Master Distribution Agreement, dated May 16, 2001, by and between Sysco Corporation and Red Robin International, Inc. Incorporated by reference to Exhibit 10.28 filed as an exhibit to Amendment No. 3 of the Company’s Registration Statement on Form S-1 dated July 12, 2002 (Registration No. 333-87044).

10.19

Credit Agreement, dated as of April 12, 2002, between Red Robin International, Inc. and U.S. Bank National Association. Incorporated by reference to Exhibit 10.29 filed as an exhibit to the Company’s Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.20

Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between Robert J. Merullo and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.30 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.21

Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between James P. McCloskey and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.31 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.22

Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between James P. McCloskey and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.32 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.23

Secured Promissory Note, dated April 25, 2002 executed by James P. McCloskey in favor of Red Robin GourmetBurgers, Inc. Incorporated by reference to Exhibit 10.33 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.24

Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between Michael J. Snyder and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.34 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.25

Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between Michael E. Woods and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.35 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.26

Secured Promissory Note, dated April 25, 2002, executed by Michael E. Woods in favor of Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.36 filed as an exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.27

Credit Agreement, dated as of July 24, 2002, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Documentation Agent. Incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, dated July 31, 2002.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

99.1	Section 1350 Certifications.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)

March 28, 2003	By:	/s/ MICHAEL J. SNYDER
(Date)		Michael J. Snyder (Michael J. Snyder, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. SNYDER Michael J. Snyder	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ JAMES P. MCCLOSKEY James P. McCloskey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ EDWARD T. HARVEY Edward T. Harvey	Director	March 28, 2003

/s/ TERRENCE D. DANIELS Terrence D. Daniels	Director	March 28, 2003

/s/ GARY J. SINGER Gary J. Singer	Director	March 28, 2003

/s/ DENNIS B. MULLEN Dennis B. Mullen	Director	March 28, 2003

/s/ BENJAMIN D. GRAEBEL Benjamin D. Graebel	Director	March 28, 2003

CERTIFICATIONS

I, Michael J. Snyder, certify that:

1.	I have reviewed this annual report on Form 10-K of Red Robin Gourmet Burgers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ MICHAEL J. SNYDER
(Date)	Michael J. Snyder Chief Executive Officer

I, James P. McCloskey, certify that:

1.	I have reviewed this annual report on Form 10-K of Red Robin Gourmet Burgers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ JAMES P. MCCLOSKEY
(Date)	James P. McCloskey Chief Financial Officer