Form 10-Q
period 2003-04-20
RED ROBIN GOURMET BURGERS INC
filed 2003-05-27
CIK 1171759

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 20, 2003

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☒

As of May 23, 2003, there were 15,152,066 outstanding shares of the Registrant’s Common Stock.

RED ROBIN GOURMET BURGERS, INC.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	April 20, 2003	December 29, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,249	$4,797
Accounts receivable, net	1,187	1,642
Inventories	3,566	3,289
Prepaid expenses and other current assets	1,655	3,118
Income tax refund receivable	155	155
Deferred tax asset	1,055	1,055
Restricted current assets—marketing funds	409	617

Total current assets	13,276	14,673

Real estate held for sale	843	843
Property and equipment, at cost, net	119,449	110,176
Deferred tax asset	8,151	8,140
Goodwill, net	25,720	25,720
Other intangible assets, net	8,156	8,354
Other assets, net	2,066	1,720

Total assets	$177,661	$169,626

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$9,847	$8,343
Accrued payroll and payroll-related liabilities	8,270	7,627
Unredeemed gift certificates	2,112	3,110
Accrued liabilities	7,568	6,336
Accrued liabilities—marketing funds	409	617
Current portion of long-term debt and capital lease obligations	1,778	1,828

Total current liabilities	29,984	27,861

Deferred rent payable	4,807	4,624
Long-term debt and capital lease obligations	40,089	38,152
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 50,000,000 shares authorized; 15,150,515 and 15,108,172 shares issued and outstanding	15	15
Preferred stock; $.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	103,490	103,142
Deferred compensation	(189)	(209)
Receivables from stockholders/officers	(6,342)	(6,252)
Accumulated other comprehensive loss, net of tax benefit	(101)	(84)
Retained earnings	5,908	2,377

Total stockholders’ equity	102,781	98,989

Total liabilities and stockholders’ equity	$177,661	$169,626

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Sixteen Weeks Ended
	April 20, 2003	April 21, 2002
Revenues:
Restaurant	$90,217	$76,317
Franchise royalties and fees	2,586	2,757
Rent revenue	89	127

Total revenues	92,892	79,201

Costs and Expenses:
Restaurant operating costs:
Cost of sales	21,051	17,897
Labor	31,849	27,428
Operating	13,967	11,412
Occupancy	6,268	5,282
Depreciation and amortization	4,464	3,599
General and administrative	6,946	5,712
Franchise development	1,397	1,362
Pre-opening costs	785	516

Total costs and expenses	86,727	73,208

Income from operations	6,165	5,993
Other (Income) Expense:
Interest expense	939	2,217
Interest income	(96)	(100)
Other	36	26

Total other expenses	879	2,143

Income before income taxes	5,286	3,850
Provision for income taxes	(1,755)	(1,374)

Net income	$3,531	$2,476

Net income per share:
Basic	$0.24	$0.25

Diluted	$0.23	$0.23

Weighted average shares outstanding:
Basic	15,024	10,090

Diluted	15,226	10,650

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 20, 2003	April 21, 2002
Cash Flows From Operating Activities:
Net income	$3,531	$2,476
Non-cash adjustments to reconcile net income to net cash provided by operating activities	4,676	4,650
Changes in operating assets and liabilities	3,732	(1,250)

Net cash flows provided by operating activities	11,939	5,876

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	9	51
Purchases of property and equipment	(13,630)	(10,709)
Acquisition, net of cash acquired	—	(6,320)

Net cash flows used in investing activities	(13,621)	(16,978)

Cash Flows From Financing Activities:
Borrowings of long-term debt	8,562	330
Payments of long-term debt and capital leases	(6,674)	(1,674)
Proceeds from exercise of stock options	246	1

Net cash flows provided by (used in) financing activities	2,134	(1,343)

Net increase (decrease) in cash and cash equivalents	452	(12,445)
Cash and cash equivalents, beginning of period	4,797	18,992

Cash and cash equivalents, end of period	$5,249	$6,547

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 29, 2002	15,108	$15	$103,142	$(209)	$(6,252)	$(84)	$2,377	$98,989
Amortization of deferred compensation	—	—	—	20	—	—	—	20
Interest on notes from stockholders/officers	—	—	—	—	(90)	—	—	(90)
Options exercised for common stock	42	—	246	—	—	—	—	246
Tax benefit on exercise of stock options	—	—	102	—	—	—	—	102
Net income	—	—	—	—	—	—	3,531	3,531
Unrealized loss on cash flow hedge	—	—	—	—	—	(17)	—	(17)

Comprehensive income								3,514

Balance, April 20, 2003	15,150	$15	$103,490	$(189)	$(6,342)	$(101)	$5,908	$102,781

See Notes to Condensed Consolidated Financial Statements.

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Red Robin Gourmet Burgers, Inc. and its subsidiaries (Red Robin or the Company) operate Red Robin® restaurants from facilities that are owned or leased. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of April 20, 2003, there were 102 company-owned and 97 franchise-operated restaurants located in 23 states and two Canadian provinces. Red Robin and its subsidiaries also own and lease to third parties certain land, buildings and equipment.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of those of a normal recurring nature) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

The Company’s first quarter, which ended April 20, 2003, is referred to as first quarter 2003 or the sixteen weeks ended April 20, 2003, and its first quarter which ended April 21, 2002, is referred to as first quarter 2002, or the sixteen weeks ended April 21, 2002.

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

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.    STOCK BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (2002 ESPP), adopted in June 2002, the first six-month offering period commenced on January 1, 2003. A total of 300,000 shares of common stock are available under the ESPP and there have been no shares issued as of April 20, 2003. The 2002 ESPP will generally operate in successive six-month offering periods, commencing on each January 1 and July 1.

Employee Stock Option Plans

During January 2003, 376,100 employee stock options were granted under the Company’s 2002 Stock Incentive Plan (2002 Stock Plan) at a weighted-average exercise price of $14.98 per share. In each case, the exercise price was equal to the market price on the date of grant.

The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in its accounting for stock based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. No compensation expense is recognized in the Company’s financial statements for employee stock options granted at a price equal to, or greater than the market price of the Company’s common stock on the date of grant. Pre-tax compensation expense of $19,892 was recognized during the first quarter of 2003, for certain options granted during 2002 with intrinsic value on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Sixteen Weeks Ended
	April 20, 2003	April 21, 2002
Net Income, as reported	$3,531	$2,476
Add: Stock-based employee compensation costs expense included in reported net income, net of related tax benefit	13	—
Deduct: Stock-based employee compensation costs, net of tax benefit	262	207

Pro forma net income	$3,282	$2,269

Earnings Per Share:
Basic—as reported	$0.24	$0.25

Basic—pro forma	$0.22	$0.22

Diluted—as reported	$0.23	$0.23

Diluted—pro forma	$0.22	$0.21

The fair value of options granted during the first quarters of 2003 and 2002 has been estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	SixteenWeeks Ended
	April 20, 2003	April 21, 2002
Risk-free interest rate	3.1%	4.5%
Expected years until exercise	5.5	5.5
Expected stock volatility	48.9%	56.1%
Dividend yield	0.0%	0.0%

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on our financial statements for the first quarter of 2003, because the Company has not had any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002. The Company has no variable interest in variable interest entities and therefore, there are no entities that will be consolidated with the Company’s financial statements as a result of FIN 46.

4.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 20, 2003	December 29, 2002
Revolving credit facility	$17,000	$11,000
Capital leases	9,527	13,120
Collateralized notes payable	15,340	15,860

	41,867	39,980
Current portion	(1,778)	(1,828)

Long-term debt	$40,089	$38,152

The Company’s credit agreement requires the exercise of purchase options related to restaurant property and assets under capital lease in Highlands Ranch, Colorado, Issaquah, Washington and Grapevine, Texas. The Highlands Ranch purchase option was exercised in January 2003 for approximately $4.0 million. Purchase options related to the Grapevine and Issaquah capital leases must be exercised on or before June 29, 2003 and August 31, 2003, respectively. The purchase options will primarily be funded with borrowings from the revolving credit facility.

5.    FRANCHISE OPERATIONS

Results of franchise operations consist of the following (in thousands):

	Sixteen Weeks Ended
	April 20, 2003	April 21, 2002
Franchise royalties and fees
Royalty income	$2,519	$2,655
Franchise fees	67	102

Total franchise royalties and fees	2,586	2,757

Franchise development costs
Payroll and employee benefit costs	297	452
General and administrative	1,100	910

Total franchise development costs	1,397	1,362

Operating income from franchise operations	$1,189	$1,395

6.    DEFERRED COMPENSATION PLAN

The Company has a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation. The salaries that have been deferred since the plan’s inception, and related investment income thereon, total approximately $275,000 at April 20, 2003 and are included in the Company’s financials statements under accrued payroll and payroll related liabilities. Administrative expenses of the plan are paid by the Company. To fund this plan, the Company purchases corporate-owned whole-life insurance contracts on the related employees. The cash surrender value of these policies totaling approximately $252,000 at April 20, 2003, is included in “other assets, net”.

7.	EQUITY AND EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted-average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted EPS reflects the potential dilution that could occur if holders of options exercised their holdings into common stock. The Company uses the treasury stock method to calculate the impact of outstanding stock options (in thousands, except share data):

	Sixteen Weeks Ended
	April 20, 2003	April 21, 2002
Net Income	$3,531	$2,476

Basic weighted average shares outstanding	15,024	10,090
Dilutive effect of employee stock options	202	560

Diluted weighted average shares outstanding	15,226	10,650
Earnings Per Share:
Basic	$0.24	$0.25

Diluted	$0.23	$0.23

A total of 103,448 unvested shares issued upon early exercise, as described in Note 8, are not considered outstanding for purposes of computing basic EPS because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of estimating diluted EPS.

8.    RELATED PARTY TRANSACTIONS

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain officers under the Company’s 2000 Management Performance Common Stock Option Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under its 1990 Incentive Stock Option and Nonqualified Stock Option Plan and 1996 Stock Option Plan. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006, to January 29, 2012, or earlier if employment terminates. During September 2002, the Company’s board of directors approved accelerated vesting of 603,448 early exercise options. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of April 20, 2003, the number of fully vested early exercised options totaled 672,414 and unvested early exercise options totaled 103,448. The notes are recorded as a reduction of stockholders’ equity and interest income of $77,050, earned during the sixteen weeks ended April 20, 2003, has been recorded as an increase in the carrying value of the notes.

As of April 20, 2003, there are $600,000 of notes receivable from Mike Snyder which bear interest, compounded annually, at a rate of approximately 5.8%. The notes receivable are collateralized by shares of the Company’s common stock and mature in May 2005. The notes are recorded as a reduction of stockholders’ equity and interest income of $12,869, earned during the sixteen weeks ended April 20, 2003, has been recorded as an increase in the carrying value of the notes.

9.      SUBSEQUENT EVENT

On May 20, 2003, the Company amended its three-year $40.0 million revolving credit facility, which was originally entered into on July 24, 2002. Under the amended terms of the credit agreement, the Company’s borrowing capacity was increased from $40.0 million to $85.0 million. In addition, the term of the credit agreement was extended and will now expire on May 19, 2006. This facility is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital.

The revolving credit facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under the amended revolving credit facility bear interest at one of the following rates as selected by the Company: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, the Company may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans under the amended credit agreement bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of April 20, 2003, borrowings outstanding under the Company’s revolving credit agreement facility bore interest at approximately 3.1%.

The Company paid approximately $735,000 in fees related to amending its revolving credit facility. These fees will be deferred and amortized ratably over the remaining term of the amended credit agreement. The revolving credit facility is also subject to a commitment fee of 0.5% per annum on the average daily unused portion of the revolver. In addition, the Company must pay a fee in consideration of letter of credit commitments equal to 2.0% to 2.75% on the average daily maximum amount available to be drawn under each letter of credit from the date of issuance to the date of expiration. The Company must also pay the reasonable and customary charges of its lenders with respect to the amendment, transfer, administration, cancellation and conversion of, and drawings under, letters of credit. Commitment and letter of credit fees are payable quarterly, in arrears on the 15th day following the last day of each calendar quarter.

The revolving credit facility requires that the Company comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA), requirements. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. The Company is currently in compliance with all covenants related to the credit agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition and should be read in conjunction with our accompanying condensed consolidated financial statements and related notes. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2002.

Unless otherwise provided in this Form 10-Q, references to “Red Robin,” “we,” “us,” and “our” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. Our first quarters ended April 20, 2003 and April 21, 2002 are referred to as first quarter 2003 and first quarter 2002, respectively. First quarters 2003 and 2002 each contained 16 weeks.

Overview

We currently own and operate 102 casual dining restaurants under the name “Red Robin® America’s Gourmet Burgers & Spirits®” in 13 states and have 98 additional restaurants operating under franchise or license agreements in 18 states and Canada. During the sixteen week period ended April 20, 2003, we opened five new company-owned restaurants. We intend to open 13 additional new company-owned restaurants during the remainder of fiscal 2003, for a total of 18 new restaurants for the full fiscal year 2003. Our franchisees opened two new restaurants and closed two existing restaurants during first quarter 2003. We believe our franchise partners will open a total of 8 to 11 additional restaurants during the remainder of fiscal 2003, for a total of 10 to 13 new franchise restaurants for the full fiscal year 2003. The Company also assumed operations of an existing franchise restaurant located in Columbus, Ohio during the first quarter of 2003.

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

Comparable restaurant sales.    During first quarter 2003, we changed our method of calculating company-owned comparable restaurant sales. Under our new method, restaurants become comparable in the first period following five full quarters of operations. Prior to this change, our restaurants became comparable in the first period following the first full fiscal year of operations. We believe the new method of calculating comparable restaurant sales is a more meaningful measure given our accelerated new restaurant unit growth. In addition, we believe our new methodology is more in line with industry practice.

In addition, the ten restaurants that we acquired from two franchisees during the first quarter of 2002 have been included as comparable restaurants for our sixteen weeks ended April 20, 2003. Company-owned comparable restaurant sales for the first quarter of 2003, excluding the ten acquired restaurants, would have increased 2.5%, over first quarter 2002.

As of April 20, 2003, we had 86 company-owned comparable restaurants.

The following table presents changes in company-owned comparable restaurant sales for the past five quarters and full-year fiscal 2002, over the comparable prior year period, assuming that our new method of calculating company-owned comparable restaurant sales had been in effect during each of the periods presented, as well as a comparison of the previously reported results under our historical method (unaudited):

Method	Q1-2003	2002	Q4-2002	Q3-2002	Q2-2002	Q1-2002
Company-owned
New method	2.1%	1.8%	2.4%	1.4%	2.8%	0.7%
Old method	2.1%	1.6%	2.3%	1.4%	2.8%	0.4%

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

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 29, 2002.

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

Valuation of long-lived assets

Management assesses for impairment both those assets for which management has committed to a plan of disposal and long-lived assets to be held and used in continuing operations whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform this assessment on a restaurant-

by-restaurant basis and will recognize an impairment loss when we believe the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

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

Income Taxes

We recognize estimated deferred tax liabilities and assets for the future consequences of events that have been recognized in the consolidated financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the assets and liabilities result in a deferred tax asset, an evaluation is made of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Measurement of the deferred items is based on enacted tax laws. During the periods presented herein we had no valuation allowances for deferred taxes.

Our effective tax rate differs from the federal statutory rate as a result of state income taxes, general business and other tax credits, changes in deferred tax asset valuation allowances and because certain expenses deductible for financial reporting purposes are not deductible for tax purposes. In determining state income tax rates and allowable FICA tip credits, we make estimates of projected taxable income per state and of total tips that will be reported by our employees. Our estimates are made based on the best available information at the time our tax provision is prepared.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. We use other depreciation methods, generally accelerated, for tax purposes where appropriate. We capitalize interest incurred on funds used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Depreciation expense represents a significant estimate of the decline in usefulness of assets. We believe that the estimated useful lives we assign to our assets results in an accurate allocation of depreciation expense during the periods benefited by use.

Closed Restaurant Reserves

Historically, we recorded a closed restaurant reserve when a decision was made to close a restaurant. The reserve principally consisted of estimated real estate brokerage costs for sales of owned property and lease termination fees and lease commitments post closing up to the date of sublease for leased properties. Our adoption of SFAS No. 146, which was effective as of the beginning of 2003, changed the manner in which we account for future restaurant closures. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on our financial statements for the first quarter of 2003, because the Company has not had any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

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

Results of Operations

Our operating results for the sixteen weeks ended April 20, 2003 and April 21, 2002, respectively, are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales:

	Sixteen Weeks Ended
	April 20, 2003	April 21, 2002
	(Unaudited)
Revenues:
Restaurant	97.1%	96.3%
Franchise royalties and fees	2.8	3.5
Rent revenue	0.1	0.2

Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.3	23.5
Labor	35.3	35.9
Operating	15.5	15.0
Occupancy	6.9	6.9

Total restaurant operating costs	81.0	81.3
Depreciation and amortization	4.8	4.5
General and administrative	7.5	7.2
Franchise development	1.5	1.7
Pre-opening costs Franchise development	0.8	0.7

Income from operations	6.6	7.6

Other (Income) Expense:
Interest expense	1.0	2.8
Interest income	(0.1)	(0.1)
Other	—	—

Total other expenses	0.9	2.7

Income before income taxes	5.7	4.9

Provision for income taxes	(1.9)	(1.7)

Net income	3.8%	3.1%

First quarter 2003 (16 weeks) compared to first quarter 2002 (16 weeks)

Total revenues.    Total revenues increased by $13.7 million, or 17.3%, to $92.9 million in first quarter 2003, from $79.2 million in first quarter 2002, due primarily to a $13.9 million increase in restaurant sales. The increase in restaurant sales was due to $7.6 million in additional sales from a full quarter of operations for the ten restaurants that we opened in fiscal 2002, $3.1 million of sales from five new restaurants opened during first quarter 2003, $1.6 million related to a full quarter of sales for the ten restaurants we acquired from two franchisees during first quarter 2002, $1.5 million from comparable restaurant sales increases of 2.1% and $0.1 million of sales related to a franchise restaurant which we assumed operations of in April 2003. The increase in comparable restaurant sales was driven by an increase in guest counts of 0.5% and an increase in the average guest check of 1.6% compared to first quarter 2002. Comparable restaurant sales in three of our markets, Seattle, Portland and Denver, which combined represented 39.5% of restaurant sales decreased 0.3% for first quarter 2003. We believe that unfavorable local economic conditions originally related to a downturn in the telecommunications and technology industries adversely affected sales in these three regions during the past year and a half. However, over the past two quarters comparable sales in Portland and Seattle were positive, but comparable sales in Denver remained negative in first quarter 2003. Excluding these markets, comparable restaurant sales increased 3.7%.

Franchise royalties decreased $136,000 in first quarter 2003, compared to first quarter 2002, in part because there were fewer franchise restaurants open during first quarter 2003 compared to first quarter 2002. We acquired ten franchise restaurants in the first quarter of fiscal 2002 from two former franchisees and we also assumed the operations of one franchise restaurant from a former franchisee in April 2003. Royalties from the four new franchise restaurants opened since the end of first quarter 2002 were partially offset by the closure of four franchise restaurants during the same period. Franchise fees decreased $35,000 from first quarter 2002 due to the fact that there were two new franchise restaurants opened during first quarter 2003, compared to three franchise restaurants opened during first quarter 2002.

Cost of sales.    Cost of sales increased by $3.2 million, or 17.6%, to $21.1 million in first quarter 2003, from $17.9 million in first quarter 2002, due primarily to more restaurants being operated during first quarter 2003. Cost of sales as a percentage of restaurant sales decreased 0.2%, to 23.3%, from 23.5%. We believe the improvement as a percentage of sales from first quarter 2002 to first quarter 2003 was primarily a result of management initiatives to reduce the cost of food and beverage products and reduce waste in our restaurants, which was initially undertaken in first quarter 2002. As expected, we experienced increasing food and beverage costs during first quarter 2003, in part due to our first quarter promotion and seasonal produce prices. Our promotion featured chicken and salmon, both higher cost food items.

Labor.    Labor expenses increased by $4.4 million, or 16.1%, to $31.8 million in first quarter 2003, from $27.4 million in first quarter 2002, due primarily to more restaurants being operated in first quarter 2003. Overall, $2.7 million related to a full quarter of operations for the ten restaurants we opened in 2002 and $1.4 million related to the five new restaurants opened during first quarter 2003. For the ten restaurants we acquired in first quarter 2002, labor increased $0.3 million in first quarter 2003, however as a percentage of sales, labor at these acquired restaurants decreased from 38.0% in first quarter 2002, to 35.0% in first quarter 2003. This improvement was due primarily to the fact that labor in first quarter 2002 was higher than normal as a result of turnover and training of team members at the acquired restaurants. Overall, labor expenses as a percentage of restaurant sales decreased 0.6%, to 35.3%, from 35.9% in first quarter 2002. This decrease was primarily due to lower controllable labor at our comparable restaurants, including the ten acquired restaurants, and lower restaurant level bonuses.

Operating.    Operating expenses increased by $2.6 million, or 22.4%, to $14.0 million in first quarter 2003, from $11.4 million in first quarter 2002, due primarily to more restaurants being operated in first quarter 2003. Operating expenses as a percentage of restaurant sales increased 0.5%, to 15.5%, from 15.0% in first quarter 2002. The increase as a percentage of restaurant sales was due primarily to higher utilities, credit card fees, other services and supplies.

Occupancy.    Occupancy expenses increased by $1.0 million, or 18.7%, to $6.3 million in first quarter 2003, from $5.3 million in first quarter 2002, due primarily to more restaurants being operated in first quarter 2003. Occupancy expense as a percentage of restaurant sales was 6.9% in each of the first quarters of 2003 and 2002.

Depreciation and amortization.    Depreciation and amortization increased $0.9 million, or 24.0%, to $4.5 million in first quarter 2003, from $3.6 million in first quarter 2002. The increase was primarily due to additional depreciation on the ten restaurants we opened during 2002 and the addition of five new restaurants opened in first quarter 2003. Overall, depreciation and amortization expense as a percentage of total revenues increased 0.3%, to 4.8%, from 4.5% in first quarter 2002. The primary reason for this change is attributable to higher depreciation per restaurant on our 2002 and 2003 restaurant openings.

General and administrative.    General and administrative expenses increased by $1.2 million, or 21.6%, to $6.9 million in first quarter 2003, from $5.7 million in first quarter 2002. General and administrative expenses as a percentage of total revenues increased 0.3%, to 7.5%, from 7.2% in first quarter 2002. This increase was due primarily to additional employees, increased salaries and related costs associated with operating more company-owned restaurants and to increased costs attributable to our public company reporting requirements.

Franchise development.    Franchise development expenses increased $35,000, or 2.6%, to $1.4 million in first quarter 2003. Franchise development expenses as a percentage of total revenues decreased 0.2%, to 1.5%, from 1.7% in first quarter 2002, primarily due to the fact that there were two franchise restaurant openings in first quarter 2003, compared to three in first quarter 2002.

Pre-opening costs.    Pre-opening costs increased $0.3 million, or 52.0%, to $0.8 million in first quarter 2003 from $0.5 million in first quarter 2002, due to the fact that there were five company-owned restaurants opened during first quarter 2003, compared to two during first quarter 2002. On the average, pre-opening costs for restaurants opened in first quarter 2003 were comparable to the average costs we incurred for all restaurants opened during fiscal 2002 and the two restaurants we opened in first quarter 2002.

Interest expense.    Interest expense decreased by $1.3 million, or 57.7%, to $0.9 million in first quarter 2003, from $2.2 million in first quarter 2002. The decrease was due primarily to lower average borrowings outstanding and a reduction in the overall effective interest rate of our variable rate debt in first quarter 2003, compared to first quarter 2002.

Interest income.    Interest income remained mostly unchanged at $96,000 in first quarter 2003, compared to $99,858 in first quarter 2002. During first quarter 2003, interest income from non-affiliates decreased approximately $93,000, due primarily to lower average cash balances during first quarter 2003, compared to first quarter 2002, and to lower average interest rates on our interest bearing accounts. The first quarter 2003 results include interest income of $89,919 from related party notes receivable, whereas there was no related party interest income during first quarter 2002.

Other.    Other expense remained mostly unchanged at $36,000 in first quarter 2003, as compared to $25,000 in first quarter 2002.

Income before income taxes.    As a result of the above, income before income taxes increased $1.4 million, or 37.3%, to $5.3 million in first quarter 2003, from $3.9 million in first quarter 2002.

Provision for income taxes.    The provision for income taxes increased $0.4 million, or 27.7%, to $1.8 million in first quarter 2003, from $1.4 million in first quarter 2002. The increase was due primarily to increased pre-tax earnings offset by a decrease in our estimated effective income tax rate. Our effective income tax rate for first quarter 2003 was 33.2%, compared to 35.7% for first quarter 2002.

Net income.    As a result of the above, net income increased by $1.1 million, or 42.6%, to $3.5 million in first quarter 2003, from $2.5 million in first quarter 2002.

Liquidity and Capital Resources

Cash provided by operations for first quarter 2003, increased 103.2%, or $6.1 million, to $11.9 million, reflecting increased income from restaurant and franchise operations of $1.0 million, lower cash payments for interest of $1.5 million, and increased cash flow from changes in operating assets and liabilities of $5.0 million. These increases were partially offset by higher income tax payments of $62,300, lower cash proceeds from interest income of approximately $93,000, and other non-cash adjustments to net income of $1.2 million.

Cash used in investing activities for first quarter 2003 decreased $3.4 million, to $13.6 million, compared to $17.0 million for first quarter 2002. During first quarter 2003 we spent $13.6 million for new restaurant construction, remodels, capital maintenance and a lease buy-out on a property previously under capital lease. In first quarter 2002, we spent $6.3 million for the acquisition of Western Franchise Development, Inc., $3.8 million for the acquisition of assets of three restaurants from a former franchisee and $6.9 million for new restaurant construction, remodels and capital maintenance.

Cash provided by financing activities for first quarter 2003, increased $3.5 million, to $2.1 million. During first quarter 2003, borrowings on our revolver totaled $8.6 million, and repayments of long-term debt totaled $6.7 million, while proceeds from the exercise of stock options totaled approximately $246,000. First quarter 2003 repayments include $3.6 million related to the Highlands Ranch, Colorado, capital lease payoff discussed in additional detail below and in Note 4 of the accompanying notes to condensed consolidated financial statements. Net cash used by financing activities was $1.3 million in first quarter 2002, primarily for payments on long-term debt.

Throughout the remainder of fiscal 2003, we expect to spend approximately $32.0 million to $34.0 million to fund the construction of new restaurants and approximately $4.5 million to $5.5 million for restaurant remodels and capital maintenance related to existing restaurants and corporate infrastructure.

On May 20, 2003, we amended our three-year $40.0 million revolving credit facility, which was originally entered into on July 24, 2002. Under the amended terms of the credit agreement, our borrowing capacity was increased from $40.0 million to $85.0 million. In addition, the term of the agreement was extended and will now expire on May 19, 2006. This facility is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital.

The revolving credit facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under our revolving credit facility bear interest at one of the following rates we select: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, we may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of April 20, 2003, borrowings outstanding under our revolving credit agreement facility bore interest at approximately 3.1%.

We paid approximately $735,000 in fees related to amending our revolving credit facility. These fees will be deferred and amortized ratably over the remaining term of the amended credit agreement. The amended revolving credit facility is also subject to a commitment fee of 0.5% per annum on the average daily unused portion of the revolver. In addition, we must pay a fee in consideration of letter of credit commitments equal to 2.0% to 2.75% on the average daily maximum amount available to be drawn under each letter of credit from the date of issuance to the date of expiration. We must also pay the reasonable and customary charges of our lenders with respect to the amendment, transfer, administration, cancellation and conversion of, and drawings under, letters of credit. Commitment and letter of credit fees are payable quarterly, in arrears on the 15th day following the last day of each calendar quarter.

The revolving credit facility requires that we comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA), requirements. In addition, we must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. We are currently in compliance with all covenants related to the credit agreement.

There was $17.0 million outstanding on our revolving credit facility as of April 20, 2003. In addition, an irrevocable letter of credit totaling $841,000 has been issued under the agreement, expiring September 30, 2003. The letter is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit facility. In addition, we are required under our revolving credit facility to exercise the purchase options on three capital leases during 2003. These purchase options relate to our restaurant leases in Highlands Ranch, Colorado, Issaquah, Washington and Grapevine, Texas. The exercise of the Highlands

Ranch purchase option was completed in January 2003 for approximately $4.0 million. The exercise of the remaining purchase options are expected to cost approximately $7.0 million plus closing costs and will primarily be funded with borrowings from the revolving credit facility during the second and third quarters of 2003. This will further reduce the amount of borrowings available under the revolving credit facility.

We expect that available borrowings under our amended revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance our expansion plans though at least the next 36 months.

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

Recent Accounting Developments

We have adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on our financial statements for the first quarter of 2003, because we did not have any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

In January 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002. We have no variable interest in variable interest entities and therefore, there are no entities that will be consolidated with our financial statements as a result of FIN 46.

Forward Looking Statements

Certain information contained in this Form 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve and manage our planned expansion;

•	our ability to raise capital in the future;

•	the ability of our franchisees to open and manage new restaurants;

•	our franchisees’ adherence to our practices, policies and procedures;

•	changes in the availability and costs of food;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors;

•	the continued service of key management personnel;

•	the concentration of our restaurants in the Western United States;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences, general economic conditions or consumer discretionary spending;

•	health concerns about our food products;

•	our ability to attract, motivate and retain qualified team members;

•	the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry;

•	cost and availability of capital;

•	additional costs associated with compliance and corporate governance, including the Sarbanes-Oxley Act and related regulations and requirements; and

•	other risk factors described from time to time in SEC reports filed by Red Robin.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk exposures for our assets are related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

Under our amended revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an ABR, based on the Prime Rate plus 1.0% to 1.75%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement are subject to quarterly adjustment based on our then current leverage ratio, as defined by the agreement. See Note 9 of the accompanying notes to condensed consolidated financial statements for further detail regarding the amendment to our credit facility.

During 2002, we entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which we will pay interest on $10.0 million of notional amount at a fixed rate plus the applicable spread of 1.5% to 2.25%, and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us was initially based on the 1-month LIBOR, determined two banking days prior to the effective date. Thereafter, the interest rate is reset according to the then current 1-month LIBOR two days prior to the first day of each monthly calculation period. Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we may use interest rate swaps and caps to manage our net exposure to interest rate changes related to our borrowings.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of April 20, 2003, we had $11.2 million outstanding under our GE Capital term loans, and $17.0 million outstanding under our revolving credit facility. Prior to the offsetting effects of our interest rate swap, a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating approximately $282,000 on an annualized basis.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description
99.1	Section 1350 Certifications

(b)  Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC.

May 27, 2003	/s/ JAMES P. MCCLOSKEY
(Date)	James P. McCloskey
Chief Financial Officer

CERTIFICATIONS

I, Michael J. Snyder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Red Robin Gourmet Burgers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 27, 2003	/s/ MICHAEL J. SNYDER

(Date)	Michael J. Snyder
Chief Executive Officer

I, James P. McCloskey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Red Robin Gourmet Burgers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 27, 2003	/s/ JAMES P. MCCLOSKEY

(Date)	James P. McCloskey
Chief Financial Officer