Form 10-Q
period 2003-07-13
RED ROBIN GOURMET BURGERS INC
filed 2003-08-18
CIK 1171759

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 13, 2003

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

As of August 11, 2003, there were 15,188,194 outstanding shares of the Registrant’s Common Stock.

RED ROBIN GOURMET BURGERS, INC.
INDEX

Report on Form 10-Q for the Twelve Weeks Ended July 13, 2003

RED ROBIN GOURMET BURGERS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	July 13, 2003	December 29, 2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,233	$4,797
Accounts receivable, net	1,185	1,642
Inventories	3,636	3,289
Prepaid expenses and other current assets	1,904	3,118
Income tax refund receivable	155	155
Deferred tax asset	1,055	1,055
Restricted current assets – marketing funds	507	617

Total current assets	9,675	14,673

Real estate held for sale	867	843
Property and equipment, at cost, net	129,993	110,176
Deferred tax asset	8,209	8,140
Goodwill, net	25,720	25,720
Other intangible assets, net	8,080	8,354
Other assets, net	3,535	1,720

Total assets	$186,079	$169,626

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$10,356	$8,343
Accrued payroll and payroll-related liabilities	9,707	7,627
Unredeemed gift certificates	1,991	3,110
Accrued liabilities	8,428	6,336
Accrued liabilities – marketing funds	507	617
Current portion of long-term debt and capital lease obligations	1,393	1,828

Total current liabilities	32,382	27,861

Deferred rent payable	4,950	4,624
Long-term debt and capital lease obligations	41,716	38,152
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 15,188,108 and 15,108,172 shares issued and outstanding	15	15
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	103,849	103,142
Deferred compensation	(169)	(209)
Receivables from stockholders/officers	(6,409)	(6,252)
Accumulated other comprehensive loss, net of tax benefit	(198)	(84)
Retained earnings	9,943	2,377

Total stockholders’ equity	107,031	98,989

Total liabilities and stockholders’ equity	$186,079	$169,626

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	July 13, 2003	July 14, 2002	July 13, 2003	July 14, 2002

Revenues:
Restaurant	$73,329	$63,024	$163,546	$139,341
Franchise royalties and fees	2,166	1,954	4,752	4,711
Rent revenue	97	78	186	205

Total revenues	75,592	65,056	168,484	144,257

Costs and Expenses:
Restaurant operating costs:
Cost of sales	17,314	14,623	38,365	32,519
Labor	25,858	22,706	57,707	50,133
Operating	10,853	9,690	24,820	21,103
Occupancy	4,966	4,361	11,234	9,644
Depreciation and amortization	3,467	2,840	7,931	6,439
General and administrative	5,452	4,779	12,398	10,491
Franchise development	324	628	1,721	1,990
Pre-opening costs	571	510	1,356	1,027
Gain on lease buy-out	—	(945)	—	(945)

Total costs and expenses	68,805	59,192	155,532	132,401

Income from operations	6,787	5,864	12,952	11,856
Other (Income) Expense:
Interest expense	650	1,794	1,589	4,011
Interest income	(71)	(37)	(167)	(137)
Other	167	(43)	203	(18)

Total other expenses	746	1,714	1,625	3,856

Income before income taxes	6,041	4,150	11,327	8,000
Provision for income taxes	(2,006)	(1,418)	(3,761)	(2,792)

Net income	$4,035	$2,732	$7,566	$5,208

Net income per share:
Basic	$0.27	$0.27	$0.50	$0.51

Diluted	$0.26	$0.25	$0.50	$0.49

Weighted average shares outstanding:
Basic	15,115	10,299	15,062	10,180

Diluted	15,352	10,767	15,273	10,703

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended

	July 13, 2003	July 14, 2002

Cash Flows From Operating Activities:
Net income	$7,566	$5,208
Non-cash adjustments to reconcile net income to net cash provided by operating activities	8,445	7,749
Changes in operating assets and liabilities	5,858	(636)

Net cash flows provided by operating activities	21,869	12,321

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	59	33
Purchases of property and equipment	(28,397)	(21,201)
Acquisition, net of cash acquired	—	(6,307)

Net cash flows used in investing activities	(28,338)	(27,475)

Cash Flows From Financing Activities:
Borrowings of long-term debt	15,160	5,531
Payments of long-term debt and capital leases	(12,031)	(2,900)
Debt issuance costs	(756)	(416)
Proceeds from sales of common stock	532	480

Net cash flows provided by financing activities	2,905	2,695

Net decrease in cash and cash equivalents	(3,564)	(12,459)
Cash and cash equivalents, beginning of period	4,797	18,992

Cash and cash equivalents, end of period	$1,233	$6,533

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total

	Shares	Amount

Balance, December 29, 2002	15,108	$15	$103,142	$(209)	$(6,252)	$(84)	$2,377	$98,989
Amortization of deferred compensation	—	—	—	40	—	—	—	40
Interest on notes from stockholders/officers	—	—	—	—	(157)	—	—	(157)
Options exercised for common stock	71	—	433	—	—	—	—	433
Tax benefit on exercise of stock options	—	—	175	—	—	—	—	175
Common stock issued though employee stock purchase plan	9	—	99	—	—	—	—	99
Net income	—	—	—	—	—	—	7,566	7,566
Unrealized loss on cash flow hedge	—	—	—	—	—	(114)	—	(114)

Comprehensive income								7,452

Balance, July 13, 2003	15,188	$15	$103,849	$(169)	$(6,409)	$(198)	$9,943	$107,031

See Notes to Condensed Consolidated Financial Statements.

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          Red Robin Gourmet Burgers, Inc. and its subsidiaries (Red Robin or the Company) operate Red Robin ® restaurants from facilities that are owned or leased. The Company also sells franchises and receives royalties from the operation of franchised Red Robin ® restaurants. As of July 13, 2003, there were 104 company-owned restaurants located in 13 states, and 99 franchise-operated restaurants located in 18 states and two Canadian provinces. Red Robin and its subsidiaries also own and lease to third parties certain land, buildings and equipment.

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

          The Company’s second quarter, which ended July 13, 2003, is referred to as second quarter 2003 or the twelve weeks ended July 13, 2003, and its second quarter which ended July 14, 2002, is referred to as second quarter 2002, or the twelve weeks ended July 14, 2002. The first quarter ended April 20, 2003, is referred to as first quarter 2003, and the first quarter ended April 21, 2002, is referred to as first quarter 2002. For fiscal year 2003 and 2002, the first quarters include 16 weeks and the second quarters include 12 weeks. Together, the first and second quarter of each respective fiscal year are referred to as the twenty-eight weeks ended July 13, 2003, and July 14, 2002, respectively.

          The condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of the financial statements pertain to franchise receivables, allowances for doubtful accounts, assets held for sale, fixed asset lives, valuation of long-lived assets, impairment of goodwill and other intangible assets, income taxes, self-insurance and workers’ compensation reserves and closed restaurant reserves. Actual results could differ from those estimates.

          Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.        STOCK BASED COMPENSATION

Employee Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (2002 ESPP), adopted in June 2002, the first six-month offering period commenced on January 1, 2003. A total of 300,000 shares of common stock are available under the 2002 ESPP, of which 9,262 have been issued as of July 13, 2003. The 2002 ESPP will generally operate in successive six-month offering periods, commencing on each January 1 and July 1.

Employee Stock Option Plans

          During the twenty-eight weeks ended July 13, 2003, 427,900 employee stock options have been granted under the Company’s 2002 Stock Incentive Plan (2002 Stock Plan) at a weighted-average exercise price of $15.29 per share. In each case, the exercise price was equal to the closing market price on the date of grant.

          The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in its accounting for stock based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. No compensation expense is recognized in the Company’s financial statements for employee stock options granted at a price equal to, or greater than the market price of the Company’s common stock on the date of grant. Pre-tax compensation expense of $19,892 and $39,785 was recognized during the twelve and twenty-eight weeks ended July 13, 2003, for certain options granted during 2002 with intrinsic value on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	July 13, 2003	July 14, 2002	July 13, 2003	July 14, 2002

Net Income, as reported	$4,035	$2,732	$7,566	$5,208
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	12	12	25	25
Deduct: Stock-based employee compensation costs, net of tax benefit	169	229	431	436

Pro forma net income	$3,878	$2,515	$7,160	$4,797

Earnings Per Share:
Basic - as reported	$0.27	$0.27	$0.50	$0.51

Basic - pro forma	$0.26	$0.24	$0.48	$0.47

Diluted - as reported	$0.26	$0.25	$0.50	$0.49

Diluted - pro forma	$0.25	$0.23	$0.47	$0.45

          The fair value of options granted during the second quarters of 2003 and 2002 has been estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	2003	2002

Risk-free interest rate	2.6%	4.4%
Expected years until exercise	5.5	5.5
Expected stock volatility	46.9%	56.1%
Dividend yield	0.0%	0.0%

3.       RECENT ACCOUNTING PRONOUNCEMENTS

          The Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on our financial statements for the twenty-eight weeks ended July 13, 2003, because the Company has not had any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002. The Company has no variable interest in variable interest entities and, therefore, there are no entities that will be consolidated with the Company’s financial statements as a result of FIN 46.

4.       LONG-TERM DEBT

          Long-term debt consists of the following (in thousands):

	July 13, 2003	December 29, 2002

Revolving credit facility	$21,807	$11,000
Capital leases	9,460	13,120
Collateralized notes payable	11,842	15,860

	43,109	39,980
Current portion	(1,393)	(1,828)

Long-term debt	$41,716	$38,152

          The Company’s credit agreement requires the exercise of purchase options related to restaurant property and assets under capital lease in Highlands Ranch, Colorado, Issaquah, Washington and Grapevine, Texas. The Highlands Ranch purchase option was exercised in January 2003 for $4.0 million. Purchase options related to the Grapevine and Issaquah capital leases were exercised during the second quarter of 2003, however, the transactions were not final as of July 13, 2003. Exercise of the Issaquah and Grapevine purchase options is expected to cost $7.0 million plus closing costs and will be funded with borrowings from the revolving credit facility during the third quarter of 2003. This will further reduce the amount of borrowings available under the revolving credit facility.

          During second quarter 2003, the Company elected to early payoff $3.2 million of real estate and equipment loans using borrowings from its revolving credit facility. These loans were payable monthly over remaining terms ranging from three to eight years and were subject to fixed interest rates ranging from 7.9% to 9.7%. As a result of these early payoffs, the Company incurred loan termination fees, non-cash write-offs of unamortized debt issuance costs, and other costs totaling $107,000, which have been included in the Company’s financial statements under “other expense.”

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

          The revolving credit facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under the amended revolving credit facility bear interest at one of the following rates as selected by the Company: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, the Company may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans under the amended credit agreement bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of July 13, 2003, borrowings outstanding under the Company’s revolving credit agreement facility bore interest at approximately 3.6%.

          The Company paid $756,000 in fees related to amending its revolving credit facility that will be amortized over the remaining term of the amended credit agreement. The amended revolving credit facility is also subject to a commitment fee of 0.5% per annum on the average daily unused portion of the revolver. In addition, the Company must pay a fee in consideration of letter of credit commitments equal to 2.0% to 2.75% on the average daily maximum amount available to be drawn under each letter of credit from the date of issuance to the date of expiration. The Company must also pay the reasonable and customary charges of its lenders with respect to the amendment, transfer, administration, cancellation and conversion of, and drawings under, letters of credit. Commitment and letter of credit fees are payable quarterly, in arrears on the 15th day following the last day of each calendar quarter.

          The revolving credit facility requires that the Company comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) requirements. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. The Company is currently in compliance with all covenants related to the credit agreement.

5.       FRANCHISE OPERATIONS

          Results of franchise operations consist of the following (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	July 13, 2003	July 14, 2002	July 13, 2003	July 14, 2002

Franchise royalties and fees
Royalty income	$2,118	$1,921	$4,637	$4,576
Franchise fees	48	33	115	135

Total franchise royalties and fees	2,166	1,954	4,752	4,711

Franchise development costs
Payroll and employee benefit costs	170	332	467	785
General and administrative	154	296	1,254	1,205

Total franchise development costs	324	628	1,721	1,990

Operating income from franchise operations	$1,842	$1,326	$3,031	$2,721

6.       DEFERRED COMPENSATION PLAN

          The Company has a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation. The salaries that have been deferred since the plan’s inception, and related investment income thereon, total $422,000 at July 13, 2003 and are included in the Company’s financials statements under “accrued payroll and payroll-related liabilities.” Administrative expenses of the plan are paid by the Company. To fund this plan, the Company purchases corporate-owned whole-life insurance contracts on the related employees. The cash surrender value of these policies, totaling $390,000 at July 13, 2003, is included in “other assets, net.”

7.       EQUITY AND EARNINGS PER SHARE

          During June 2003, the Company’s stockholders approved an amendment to our certificate of incorporation to reduce the authorized number of shares of common stock, $0.001 par value per share, from 50,000,000 shares to 30,000,000, and to reduce the authorized number of shares of our preferred stock, $0.001 par value per share, from 5,000,000 to 3,000,000 shares.

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	July 13, 2003	July 14, 2002	July 13, 2003	July 14, 2002

Net Income	$4,035	$2,732	$7,566	$5,208

Basic weighted average shares outstanding	15,115	10,299	15,062	10,180
Dilutive effect of employee stock options	237	468	211	523

Diluted weighted average shares outstanding	15,352	10,767	15,273	10,703
Earnings Per Share:
Basic	$0.27	$0.27	$0.50	$0.51

Diluted	$0.26	$0.25	$0.50	$0.49

          A total of 34,483 unvested shares issued upon early exercise, as described in Note 8, are not considered outstanding for purposes of computing basic EPS because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of estimating diluted EPS.

8.       RELATED PARTY TRANSACTIONS

          In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain officers under the Company’s 2000 Management Performance Common Stock Option Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under its 1990 Incentive Stock Option and Nonqualified Stock Option Plan and 1996 Stock Option Plan. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006, to January 29, 2012, or earlier if employment terminates. During September 2002, the Company’s board of directors approved accelerated vesting of 603,448 early exercise options. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of July 13, 2003, the number of fully vested early exercised options totaled 741,379 and unvested early exercise options totaled 34,483. The notes are recorded as a reduction of stockholders’ equity, and interest income of $57,787 and $134,836 earned during the twelve and twenty-eight weeks ended July 13, 2003, respectively, has been recorded as an increase in the carrying value of the notes.

          As of July 13, 2003, there are $600,000 of notes receivable from Mike Snyder which bear interest, compounded annually, at a rate of approximately 5.8%. The notes receivable are collateralized by shares of the Company’s common stock and mature in May 2005. The notes are recorded as a reduction of stockholders’ equity, and interest income of $9,345 and $22,214, earned during the twelve and twenty-eight weeks ended July 13, 2003, respectively, has been recorded as an increase in the carrying value of the notes.

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

          Unless otherwise provided in this Form 10-Q, references to “Red Robin,” “we,” “us,” and “our” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. Our second quarters ended July 13, 2003 and July 14, 2002 are referred to as second quarter 2003 and second quarter 2002, respectively. Our first quarter ended April 20, 2003 is referred to as first quarter 2003, and our first quarter ended April 21, 2002 is referred to as first quarter 2002. For fiscal year 2003 and 2002, our first quarters included 16 weeks and our second quarters included 12 weeks. Together, the first and second quarter of fiscal year 2003 and 2002 are referred to as the twenty-eight weeks ended July 13, 2003 or July 14, 2002, respectively.

Overview

          As of the date of this filing we own and operate 108 casual dining restaurants under the name “Red Robin® America’s Gourmet Burgers & Spirits® “ in 13 states and have 100 additional restaurants operating under franchise or license agreements in 18 states and two Canadian provinces. We opened two new company-owned restaurants during second quarter 2003. As of the date of this filing, we have opened 11 new company-owned restaurants and we intend to open an additional seven company-owned restaurants during the remainder of fiscal 2003, for a total of 18 new restaurants for the full fiscal year 2003. Our franchisees opened two new restaurants during second quarter 2003. As of the date of this filing, five new franchise restaurants have opened during fiscal 2003 and we believe our franchise partners will open a total of five to seven additional restaurants during the remainder of fiscal 2003, for a total of 10 to 12 new franchise restaurants for the full fiscal year 2003.

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

          In addition, the ten restaurants that we acquired from two franchisees during the first quarter of 2002 have been included as comparable restaurants for our twelve and twenty-eight weeks ended July 13, 2003. Company-owned comparable restaurant sales for the second quarter of 2003, excluding the ten acquired restaurants, would have increased 4.0% over second quarter 2002.

          As of July 13, 2003, we had 86 company-owned comparable restaurants.

          The following table presents the percentage change in company-owned comparable restaurant sales for the past six quarters and full-year fiscal 2002 over the comparable prior year period, assuming that our new method of calculating company-owned comparable restaurant sales had been in effect during each of the periods presented, as well as a comparison to the previously reported results under our old method (unaudited):

	2003		2002

Method	Q2	Q1	2002	Q4	Q3	Q2	Q1

New method	3.6%	2.1%	1.8%	2.4%	1.4%	2.8%	0.7%
Old method	3.6%	2.1%	1.6%	2.3%	1.4%	2.8%	0.4%

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

          Accounts significantly impacted by estimates and assumptions include, but are not limited to, franchise receivables, allowances for doubtful accounts, assets held for sale, fixed asset lives, valuation of long-lived assets, impairment of goodwill and other intangible assets, income taxes, self-insurance and workers’ compensation reserves and closed restaurant reserves.

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

          Royalties are accrued as earned, and are calculated each period based on the reporting franchisee’s adjusted sales. However, if collection is not reasonably certain, we do not recognize royalty income until cash is received.

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

Closed Restaurant Reserves

          Historically, we recorded a closed restaurant reserve when a decision was made to close a restaurant. The reserve principally consisted of estimated real estate brokerage costs for sales of owned property and lease termination fees and lease commitments post closing up to the date of sublease for leased properties. Our adoption of SFAS No. 146, which was effective as of the beginning of 2003, changed the manner in which we account for future restaurant closures. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on our financial statements for the twenty-eight weeks ended July 13, 2003, because we have not had any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

Allowance for doubtful accounts

          Our trade accounts receivable are comprised principally of amounts due from our franchisees and landlords. With respect to accounts receivable, we attempt to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, we require letters of credit, guarantees or collateral. Regardless of the diligence exercised in extending credit, there are always some franchisees that do not pay their accounts; however, we do not believe significant risk exists in connection with our accounts receivable. We use the allowance method to account for uncollectible accounts receivable and an estimate is made of the amount of accounts receivable expected to become uncollectible. Our estimate is based on historical collection experience and a review of the current status of our accounts receivable.

Results of Operations

          Our operating results for the twelve and twenty-eight weeks ended July 13, 2003 and July 14, 2002, respectively, are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales:

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	July 13, 2003	July 14, 2002	July 13, 2003	July 14, 2002

Revenues:
Restaurant	97.0%	96.9%	97.1%	96.6%
Franchise royalties and fees	2.9	3.0	2.8	3.3
Rent revenue	0.1	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.6	23.2	23.5	23.3
Labor	35.3	36.0	35.3	36.0
Operating	14.8	15.4	15.2	15.1
Occupancy	6.8	6.9	6.9	6.9

Total restaurant operating costs	80.5	81.5	80.9	81.3
Depreciation and amortization	4.6	4.4	4.7	4.5
General and administrative	7.2	7.3	7.4	7.3
Franchise development	0.4	1.0	1.0	1.4
Pre-opening costs	0.8	0.8	0.8	0.7
Gain on lease buy-out	—	(1.5)	—	(0.7)

Income from operations	9.0	9.0	7.6	8.2

Other (Income) Expense:
Interest expense	0.9	2.8	0.9	2.8
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Other	0.2	(0.1)	0.1	—

Total other expenses	1.0	2.6	0.9	2.7
Income before income taxes	8.0	6.4	6.7	5.5
Provision for income taxes	(2.7)	(2.2)	(2.2)	(1.9)

Net income	5.3%	4.2%	4.5%	3.6%

Second quarter 2003 (12 weeks) compared to second quarter 2002 (12 weeks)

          Total revenues.  Total revenues increased by $10.5 million, or 16.2%, to $75.6 million in second quarter 2003, from $65.1 million in second quarter 2002, due primarily to a $10.3 million increase in restaurant sales. The increase in restaurant sales was due to $4.0 million of sales from seven new restaurants opened during fiscal 2003, $3.7 million in additional sales from a full quarter of operations for the ten restaurants that we opened in fiscal 2002, $2.0 million from comparable restaurant sales increases of 3.6% and $567,000 of sales related to a franchise restaurant for which we assumed operations in April 2003. The increase in comparable restaurant sales was driven by an increase in guest counts of 3.8% and a decrease in the average guest check of 0.2% compared to second quarter 2002. Comparable restaurant sales in three of our markets, Seattle, Portland and Denver, which combined represented 39.5% of restaurant sales, increased 0.3% for second quarter 2003. Excluding these markets, comparable restaurant sales increased 5.8%.

          Franchise royalties increased $197,000 in second quarter 2003, compared to second quarter 2002, due to comparable U.S. franchise restaurant sales increases of 3.7%, an increase in royalties attributable to new franchise restaurants, and an increase in royalties from our Canadian franchisee mostly attributable to more favorable foreign exchange rates. Royalties from the five new franchise restaurants opened since the end of second quarter 2002 were partially offset by the closure of three franchise restaurants during the same period and our assumption of the operations of one franchise restaurant from a former franchisee in April 2003. Franchise fees increased $15,000 from second quarter 2002 due to the fact that there were two new franchise restaurants opened during second quarter 2003, compared to one franchise restaurant opened during second quarter 2002.

          Cost of sales.  Cost of sales increased by $2.7 million, or 18.4%, to $17.3 million in second quarter 2003, from $14.6 million in second quarter 2002, due primarily to more restaurants being operated during second quarter 2003. Cost of sales as a percentage of restaurant sales increased 0.4%, to 23.6%, from 23.2%. We experienced increases in certain food costs during second quarter 2003, due in part to unexpectedly high produce prices combined with other anticipated increases in food costs, such as gourmet breads, that increased as a result of promotional items.

          Labor.  Labor expenses increased by $3.2 million, or 13.9%, to $25.9 million in second quarter 2003, from $22.7 million in second quarter 2002, due primarily to more restaurants being operated in second quarter 2003. Overall, $1.5 million related to the seven new restaurants opened during fiscal 2003, $841,000 related to a full quarter of operations for the ten restaurants we opened in 2002, $566,000 related to increases at our comparable restaurants, and $220,000 related to a franchise restaurant which we assumed operations of in April 2003. Overall, labor expenses as a percentage of restaurant sales decreased 0.7%, to 35.3%, from 36.0% in second quarter 2002. This decrease was primarily due to improvements in controllable labor as a percentage of sales at our comparable restaurants, including the ten restaurants we acquired in 2002 and the new restaurants we opened in fiscal 2002. These improvements as a percentage of sales were partially offset by higher expenses related to our self-insured workers compensation program and bonus expense.

          Operating.  Operating expenses increased by $1.2 million, or 12.0%, to $10.9 million in second quarter 2003, from $9.7 million in second quarter 2002, due primarily to more restaurants being operated in second quarter 2003. Operating expenses as a percentage of restaurant sales decreased 0.6%, to 14.8%, from 15.4% in second quarter 2002. The decrease as a percentage of restaurant sales was due primarily to the discontinuance of one of our marketing funds midway through first quarter of 2003. We had previously contributed 0.3% of restaurant sales to this fund. Overall, utilities, telecommunications expense and credit card processing fees were slightly higher as a percentage of sales than in second quarter 2002.

          Occupancy.  Occupancy expenses increased by $605,000, or 13.9%, to $5.0 million in second quarter 2003, from $4.4 million in second quarter 2002, due primarily to more restaurants being operated in second quarter 2003. Occupancy expense as a percentage of restaurant sales decreased 0.1%, to 6.8%, from 6.9% in second quarter 2002.

          Depreciation and amortization.  Depreciation and amortization increased $627,000, or 22.1%, to $3.5 million in second quarter 2003, from $2.8 million in second quarter 2002. The increase was primarily due to additional depreciation on the ten restaurants we opened during 2002 and the addition of seven new restaurants opened during fiscal 2003. Overall, depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 4.6%, from 4.4% in second quarter 2002. The primary reason for this change is attributable to higher depreciation per restaurant on our 2002 and 2003 restaurant openings.

          General and administrative.  General and administrative expenses increased by $673,000, or 14.1%, to $5.5 million in second quarter 2003, from $4.8 million in second quarter 2002. General and administrative expenses as a percentage of total revenues decreased 0.1%, to 7.2%, from 7.3% in second quarter 2002. The increase in expense is primarily a result of additional headcount and higher salaries and related costs attributable to operating more company-owned restaurants and to costs associated with our public company reporting requirements. These increases were offset by improved economies of scale and decreases in marketing related expenditures, due in part to differences in timing between our summer advertising campaigns, which began later in 2003 and will continue on into the third quarter of 2003. Our 2002 summer advertising campaign began earlier in the year and concluded in second quarter 2002.

          Franchise development.  Franchise development expenses decreased $304,000, or 48.4%, to $324,000 in second quarter 2003, from $628,000 in second quarter 2002. Franchise development expenses as a percentage of total revenues decreased 0.6%, to 0.4%, from 1.0% in second quarter 2002, due primarily to temporary decreases in salaries and other franchise development expenses, including travel.

          Pre-opening costs.  Pre-opening costs increased $61,000, or 12.0%, to $571,000 in second quarter 2003, from $510,000 in second quarter 2002. On average, pre-opening costs for the two restaurants we opened in second quarter 2003 were lower than the average costs we incurred for the three restaurants we opened in second quarter 2002. Pre-opening costs in second quarter 2003 includes $258,000 related to three restaurants opened shortly after the end of the quarter.

          Gain on lease buy-out.  During second quarter 2002, we realized a non-recurring gain of $945,000 due to a landlord lease buy-out of one of our company-owned restaurants. As a result, we relocated the restaurant to a new location during June 2002.

          Interest expense.  Interest expense decreased by $1.1 million, or 63.8%, to $650,000 in second quarter 2003, from $1.8 million in second quarter 2002. The decrease was due primarily to lower average borrowings outstanding and a reduction in the overall interest rate of our debt in second quarter 2003, compared to second quarter 2002.

          Interest income.  Interest income was $71,000 in second quarter 2003, compared to $37,000 in second quarter 2002. During second quarter 2003, interest income from non-affiliates decreased $33,000, due primarily to lower average interest bearing cash balances in second quarter 2003, compared to second quarter 2002. The second quarter 2003 results include interest income of $67,000 from related party notes receivable, whereas there was no related party interest income during second quarter 2002.

          Other.  Other expense was $167,000 in second quarter 2003, compared to other income of $43,000 in second quarter 2002. This increase was due in part to loan termination fees, the non-cash write-offs of unamortized debt issuance costs and other costs totaling $107,000 that we incurred to early payoff various real estate and equipment loans during second quarter 2003. We prepaid these loans to reduce our overall interest rate.

          Income before income taxes.  As a result of the above, income before income taxes increased $1.9 million, or 45.5%, to $6.0 million in second quarter 2003, from $4.2 million in second quarter 2002.

          Provision for income taxes.  The provision for income taxes increased $588,000, or 41.4%, to $2.0 million in second quarter 2003, from $1.4 million in second quarter 2002. The increase was due primarily to increased pre-tax earnings offset by a decrease in our estimated effective income tax rate. Our effective income tax rate for second quarter 2003 was 33.2%, compared to 34.2% for second quarter 2002.

          Net income.  As a result of the above, net income increased by $1.3 million, or 47.7%, to $4.0 million in second quarter 2003, from $2.7 million in second quarter 2002.

Twenty-eight weeks ended July 13, 2003 compared to twenty-eight weeks ended July 14, 2002

          Total revenues.  Total revenues increased by $24.2 million, or 16.8%, to $168.5 million in the twenty-eight weeks ended July 13, 2003, from $144.3 million in the twenty-eight weeks ended July 14, 2002, due primarily to increased restaurant sales. The increase in restaurant sales was due to $11.3 million in additional sales from a full twenty-eight weeks of operations for the ten restaurants that we opened in fiscal 2002, $7.1 million of sales from seven new restaurants opened during fiscal 2003, $1.7 million related to a full twenty-eight weeks of sales for the ten restaurants we acquired from two franchisees during first quarter 2002, $3.4 million from comparable restaurant sales increases of 2.7% and $666,000 of sales related to a franchise restaurant for which we assumed operations in April 2003. The increase in comparable restaurant sales was driven by an increase in guest counts of 1.9% and an increase in the average guest check of 0.8% compared to the twenty-eight weeks ended July 14, 2002. Comparable restaurant sales in three of our markets, Seattle, Portland and Denver, which combined represented 39.5% of restaurant sales, were unchanged for the twenty-eight weeks ended July 13, 2003. Excluding these markets, comparable restaurant sales increased 4.6%.

          Franchise royalties increased $61,000 in the twenty-eight weeks ended July 13, 2003, compared to the twenty-eight weeks ended July 14, 2002, in part due to comparable U.S. franchise restaurant sales increases of 2.8%, an increase in royalties attributable to new franchise restaurants, and an increase in royalties from our Canadian franchisee mostly attributable to more favorable foreign exchange rates. Royalties from the five new franchise restaurants opened since the end of second quarter 2002 were partially offset by the closure of three franchise restaurants during the same period and our assumption of the operations of one franchise restaurant from a former franchisee in April 2003. Franchise fees decreased $20,000 due to the fact that the fees earned on the four franchise restaurants opened during the twenty-eight weeks ended July 13, 2003 were lower than the fees earned on the four franchise restaurants opened during the twenty-eight weeks ended July 14, 2002.

          Cost of sales.  Cost of sales increased by $5.9 million, or 18.0%, to $38.4 million in the twenty-eight weeks ended July 13, 2003, from $32.5 million in the twenty-eight weeks ended July 14, 2002, due primarily to more restaurants being operated during the twenty-eight weeks ended July 13, 2003. Cost of sales as a percentage of restaurant sales increased 0.2%, to 23.5%, from 23.3%, primarily as a result of anticipated increases in the price of foods related to our promotions, including chicken, salmon and gourmet breads, which are all higher cost food items. In addition, we experienced unexpectedly high produce prices, which we believe relate to increased demand for lettuce.

          Labor.  Labor expenses increased by $7.6 million, or 15.1%, to $57.7 million in the twenty-eight weeks ended July 13, 2003, from $50.1 million in the twenty-eight weeks ended July 14, 2002, due primarily to more restaurants being operated in the twenty-eight weeks ended July 13, 2003. Overall, $3.5 million related to a full twenty-eight weeks of operations for the ten restaurants we opened in 2002, $2.9 million related to the seven new restaurants opened during the twenty-eight weeks ended July 13, 2003, $677,000 related to comparable restaurants, $261,000 related to a full twenty-eight weeks of operations for the ten restaurants we acquired during 2002, and $258,000 related to the franchise restaurant which we assumed operations of in April 2003. Labor expenses as a percentage of restaurant sales decreased 0.7%, to 35.3%, from 36.0% in the twenty-eight weeks ended July 14, 2002. This decrease was primarily due to improvements in controllable labor as a percentage of sales at our comparable restaurants, including the ten restaurants we acquired in 2002 and the ten restaurants we opened in fiscal 2002. These improvements as a percentage of sales were partially offset by higher expenses related to our self-insured workers compensation program and bonus expense.

          Operating.  Operating expenses increased by $3.7 million, or 17.6%, to $24.8 million in the twenty-eight weeks ended July 13, 2003, from $21.1 million in the twenty-eight weeks ended July 14, 2002, due primarily to more restaurants being operated in the twenty-eight weeks ended July 13, 2003. Operating expenses as a percentage of restaurant sales increased 0.1%, to 15.2%, from 15.1% in the twenty-eight weeks ended July 14, 2002. The increase as a percentage of restaurant sales was due primarily to higher utilities, credit card processing fees and telecommunications charges, offset in part by lower advertising and promotions costs due to the discontinuance of one of our marketing funds midway through first quarter of 2003. We had previously contributed 0.3% of restaurant sales to this fund.

          Occupancy.  Occupancy expenses increased by $1.6 million, or 16.5%, to $11.2 million in the twenty-eight weeks ended July 13, 2003, from $9.6 million in the twenty-eight weeks ended July 14, 2002, due primarily to more restaurants being operated in the twenty-eight weeks ended July 13, 2003. Occupancy expense as a percentage of restaurant sales was 6.9% in each of the second quarters of 2003 and 2002.

          Depreciation and amortization.  Depreciation and amortization increased $1.5 million, or 23.2%, to $7.9 million in the twenty-eight weeks ended July 13, 2003, from $6.4 million in the twenty-eight weeks ended July 14, 2002. The increase was primarily due to additional depreciation on the ten restaurants we opened during fiscal 2002 and the addition of seven new restaurants opened in the twenty-eight weeks ended July 13, 2003. Overall, depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 4.7%, from 4.5% in the twenty-eight weeks ended July 14, 2002. The primary reason for this change is attributable to higher depreciation per restaurant on our 2002 and 2003 restaurant openings.

          General and administrative.  General and administrative expenses increased by $1.9 million, or 18.2%, to $12.4 million in the twenty-eight weeks ended July 13, 2003, from $10.5 million in the twenty-eight weeks ended July 14, 2002. General and administrative expenses as a percentage of total revenues increased 0.1%, to 7.4%, from 7.3% in the twenty-eight weeks ended July 14, 2002. The increase in general and administrative expenses as a percentage of total revenues is primarily a result of additional headcount and higher salaries and related costs attributable to operating more company-owned restaurants and to costs associated with our public company reporting requirements. These increases were offset in part by savings in marketing related expenditures due in part to differences in timing between our summer advertising campaigns, which began later in 2003 and will continue on into the third quarter of 2003. Our 2002 summer advertising campaign began earlier in the year and concluded in second quarter 2002.

          Franchise development.  Franchise development expenses decreased $269,000, or 13.5%, to $1.7 million in the twenty-eight weeks ended July 13, 2003, from $2.0 million in the twenty-eight weeks ended July 14, 2002. Franchise development expenses as a percentage of total revenues decreased 0.4%, to 1.0%, from 1.4% in the twenty-eight weeks ended July 14, 2002, due primarily to temporary decreases in salaries and other franchise development expenses, including travel.

          Pre-opening costs.  Pre-opening costs increased $329,000, or 32.1%, to $1.4 million in the twenty-eight weeks ended July 13, 2003, from $1.0 million in the twenty-eight weeks ended July 14, 2002, due primarily to the fact that there were seven company-owned restaurants opened during the twenty-eight weeks ended July 13, 2003, compared to five during the twenty-eight weeks ended July 14, 2002. On average, pre-opening costs for the restaurants opened in the twenty-eight weeks ended July 13, 2003 were slightly lower than the average costs we incurred for the restaurants we opened in the twenty-eight weeks ended July 14, 2002. Pre-opening costs in the twenty-eight weeks ended July 13, 2003 and July 14, 2002, includes $175,000 and $153,000, respectively, related to company-owned restaurants opened shortly after the end of the respective second quarters.

          Gain on lease buy-out.  During second quarter 2002, we realized a non-recurring gain of $945,000 due to a landlord lease buy-out of one of our company-owned restaurants. As a result, we relocated the restaurant to a new location during June 2002.

          Interest expense.  Interest expense decreased by $2.4 million, or 60.4%, to $1.6 million in the twenty-eight weeks ended July 13, 2003, from $4.0 million in the twenty-eight weeks ended July 14, 2002. The decrease was due primarily to lower average borrowings outstanding and a reduction in the overall interest rate of our debt in the twenty-eight weeks ended July 13, 2003, compared to the twenty-eight weeks ended July 14, 2002.

          Interest income.  Interest income was $167,000 in the twenty-eight weeks ended July 13, 2003, compared to $137,000 in the twenty-eight weeks ended July 14, 2002. During the twenty-eight weeks ended July 13, 2003, interest income from non-affiliates decreased $128,000, due primarily to lower average cash balances compared to the twenty-eight weeks ended July 14, 2002, and to lower average interest bearing cash balances. Results for the twenty-eight weeks ended July 13, 2003 include interest income of $157,000 from related party notes receivable, whereas there was no related party interest income during the twenty-eight weeks ended July 14, 2002.

          Other.  Other expense was $203,000 in the twenty-eight weeks ended July 13, 2003, compared to other income of $18,000 in the twenty-eight weeks ended July 14, 2002. This increase was due in part to loan termination fees, the non-cash write-offs of unamortized debt issuance costs, and other costs totaling $107,000 that we incurred to early payoff various real estate and equipment loans during second quarter 2003. We prepaid these loans to reduce our overall interest rate.

          Income before income taxes.  As a result of the above, income before income taxes increased $3.3 million, or 41.6%, to $11.3 million in the twenty-eight weeks ended July 13, 2003, from $8.0 million in the twenty-eight weeks ended July 14, 2002.

          Provision for income taxes.  The provision for income taxes increased $1.0 million, or 34.7%, to $3.8 million in the twenty-eight weeks ended July 13, 2003, from $2.8 million in the twenty-eight weeks ended July 14, 2002. The increase was due primarily to increased pre-tax earnings offset by a decrease in our estimated effective income tax rate. Our effective income tax rate for the twenty-eight weeks ended July 13, 2003 was 33.2%, compared to 34.9% for the twenty-eight weeks ended July 14, 2002, due primarily to lower effective state income tax rates and higher FICA tip credits.

          Net income.  As a result of the above, net income increased by $2.4 million, or 45.3%, to $7.6 million in the twenty-eight weeks ended July 13, 2003, from $5.2 million in the twenty-eight weeks ended July 14, 2002.

Liquidity and Capital Resources

          Cash provided by operations for the twenty-eight weeks ended July 13, 2003 increased $9.5 million, or 77.5%, to $21.9 million, compared to the twenty-eight weeks ended July 14, 2002, reflecting increased cash flow from restaurant and franchise operations of $3.0 million, lower cash payments for interest of $2.6 million, and increased cash flow from changes in operating assets and liabilities of $6.5 million. These increases were partially offset by higher income tax payments of $1.9 million, lower cash proceeds from interest income of $128,000, and other non-cash adjustments to net income of $632,000.

          Cash used in investing activities for the twenty-eight weeks ended July 13, 2003 increased $863,000, to $28.3 million, compared to $27.5 million for the twenty-eight weeks ended July 14, 2002. During the twenty-eight weeks ended July 13, 2003, we spent $28.4 million for new restaurant construction, remodels, capital maintenance and a lease buy-out on a property previously under capital lease. During the twenty-eight weeks ended July 14, 2002, we spent $6.3 million to acquire six restaurants from Western Franchise Development, Inc., a franchisee, $3.8 million to acquire the assets of three restaurants from another franchisee, and $17.4 million for new restaurant construction, remodels and capital maintenance.

          Cash provided by financing activities for the twenty-eight weeks ended July 13, 2003, increased $210,000, to $2.9 million, compared to $2.7 million for the twenty-eight weeks ended July 14, 2002. During the twenty-eight weeks ended July 13, 2003, borrowings on our revolver totaled $15.2 million, and debt repayments, using new borrowings, totaled $12.0 million. Debt repayments during the twenty-eight weeks ended July 13, 2003 include $3.6 million related to the Highlands Ranch, Colorado capital lease payoff and $3.2 million related to the early payoff of various real estate and equipment loans discussed in additional detail in Note 4 of the accompanying notes to condensed consolidated financial statements. Proceeds from sales of common stock through our employee stock purchase plan and as a result of stock option exercises totaled $532,000. We also incurred debt issuance costs of $756,000 related to the amendment of our revolving credit facility. For the twenty-eight weeks ended July 14, 2002, net cash flows provided by financing activities were primarily attributable to $5.5 million of borrowings and $480,000 of proceeds from the exercise of stock options, offset by $2.9 million of debt repayments and $416,000 of debt issuance costs related primarily to bridge financing prior to our initial public offering.

          Throughout the remainder of fiscal 2003, we expect to spend $22.0 million to $24.0 million to fund the construction of new restaurants and $3.5 million to $4.5 million for restaurant remodels and capital maintenance related to existing restaurants and corporate infrastructure.

          On May 20, 2003, we amended our three-year $40.0 million revolving credit facility, which was originally entered into on July 24, 2002. Under the amended terms of the credit agreement, our borrowing capacity was increased from $40.0 million to $85.0 million. In addition, the term of the agreement was extended and will now expire on May 19, 2006. This facility is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. We paid $756,000 in fees related to amending our revolving credit facility that will be amortized over the remaining term of the amended credit agreement.

          The revolving credit facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under our revolving credit facility bear interest at one of the following rates we select: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the second day of the interest period and the last day of such interest period. In addition, we may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of July 13, 2003, borrowings outstanding under our revolving credit agreement facility bore interest at approximately 3.6%.

          The amended revolving credit facility is subject to a commitment fee of 0.5% per annum on the average daily unused portion of the revolver. In addition, we must pay a fee in consideration of letter of credit commitments equal to 2.0% to 2.75% on the average daily maximum amount available to be drawn under each letter of credit from the date of issuance to the date of expiration. We must also pay the reasonable and customary charges of our lenders with respect to the amendment, transfer, administration, cancellation and conversion of, and drawings under, letters of credit. Commitment and letter of credit fees are payable quarterly, in arrears on the 15th day following the last day of each calendar quarter.

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

          There was $21.8 million outstanding on our revolving credit facility as of July 13, 2003. In addition, an irrevocable letter of credit totaling $841,000 has been issued under the agreement, expiring September 30, 2003. The letter is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit facility. During the second quarter of 2003, we elected to early payoff $3.2 million of real estate and equipment loans using borrowings from our revolving credit facility. These loans were payable monthly over remaining terms ranging from three to eight years and were subject to fixed interest rates ranging from 7.9% to 9.7%. As a result of these early payoffs, we incurred loan termination fees, non-cash write-offs of unamortized debt issuance costs, and other costs totaling $107,000. We are required under our revolving credit facility to exercise the purchase options on three capital leases during 2003. These purchase options relate to our restaurant leases in Highlands Ranch, Colorado, Issaquah, Washington and Grapevine, Texas. The exercise of the Highlands Ranch purchase option was completed in January 2003 for $4.0 million. Our exercise of the remaining purchase options is expected to cost $7.0 million plus closing costs and will be funded with borrowings from the revolving credit facility during the third quarter of 2003. This will further reduce the amount of borrowings available under the revolving credit facility.

          We expect that available borrowings under our amended revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance our expansion plans through at least the first quarter of fiscal 2006.

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

Recent Accounting Developments

          We have adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on our financial statements for the twenty-eight weeks ended July 13, 2003, because we did not have any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after 2002. We have no variable interest in variable interest entities and, therefore, there are no entities that will be consolidated with our financial statements as a result of FIN 46.

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

          Under our amended revolving credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an ABR, based on the Prime Rate plus 1.0% to 1.75%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement are subject to quarterly adjustment based on our then current leverage ratio, as defined by the agreement. See “Liquidity and Capital Resources” above and Note 4 of the accompanying notes to condensed consolidated financial statements for further detail regarding the amendment to our credit facility.

          During 2002, we entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which we will pay interest on $10.0 million of notional amount at a fixed rate plus the applicable spread of 1.5% to 2.25%, and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us was initially based on the 1-month LIBOR determined two banking days prior to the effective date. Thereafter, the interest rate is reset according to the then current 1-month LIBOR determined two banking days prior to the second day of each monthly calculation period. Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we may use interest rate swaps and caps to manage our net exposure to interest rate changes related to our borrowings.

          Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

          As of July 13, 2003, we had $10.6 million outstanding under our GE Capital term loans, and $21.8 million outstanding under our revolving credit facility. Prior to the offsetting effects of our interest rate swap, a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $324,000 on an annualized basis.

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

Item 4.  Controls and Procedures

          As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

          No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on June 3, 2003.

	Number of Shares

Description of Matter	Voted For	Votes Withheld	Voted Against	Abstain	Broker Non-Votes

1. Election of Class I Directors
Terrence D. Daniels	9,730,913	1,790,002
Michael J. Snyder	9,730,913	1,790,002
2. Amendment of Certificate of Incorporation to Reduce our Authorized Capital Stock	9,384,775		71,330	5,261	2,059,549
3. Ratification of Appointment of Independent Auditors	11,287,139		227,418	6,358

Item 5.  Other Information

          Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, we are responsible for listing the non-audit services to be performed by our external auditor, Deloitte & Touche LLP, as approved by our Audit Committee or the Chairman of the Audit Committee pursuant to authority delegated to him by the Audit Committee. On May 21, 2003, our Audit Committee approved the engagement of Deloitte & Touche LLP to prepare various 2002 federal and state income tax returns for Red Robin Gourmet Burgers, Inc. and its subsidiaries. On June 2, 2003, our Audit Committee approved the engagement of Deloitte & Touche LLP to audit the Red Robin International, Inc. Savings Plan for the year ended December 31, 2002, and to perform Agreed Upon Procedures with respect to the Company’s financial records related to the Red Robin New Revised Advertising and Marketing Fund and the Red Robin Cooperative Advertising and Promotion Fund for the years ended December 29, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K.

          On May 22, 2003, we filed a current report on Form 8-K under Item 5, Other Events, regarding our $85.0 million Amended and Restated Credit Agreement dated as of May 20, 2003. In addition, our report on Form 8-K, under Item 9, Regulation FD Disclosure, included the Company’s press release dated May 22, 2003, which discussed financial results for the first quarter ended April 20, 2003 and updated projections for 2003. This report on Form 8-K included the following exhibits:

Exhibit Number	Description

10.1

$85,000,000 Amended and Restated Credit Agreement, dated as of May 20, 2003, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties hereto, the lenders parties hereto, Wachovia Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Documentation Agent, Wells Fargo Bank, N.A. as Syndication Agent, and Wachovia Securities, Inc. as Lead Arranger.

99.1	Red Robin Gourmet Burgers, Inc., Press Release, dated May 22, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC.

August 18, 2003	/s/ JAMES P. MCCLOSKEY

(Date)	James P. McCloskey Chief Financial Officer