Form 10-Q
period 2003-10-05
RED ROBIN GOURMET BURGERS INC
filed 2003-11-03
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 5, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of October 29, 2003, there were 15,208,315 outstanding shares of the registrant’s common stock.

RED ROBIN GOURMET BURGERS, INC.

Form 10-Q

October 5, 2003

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	October 5, 2003	December 29, 2002
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$3,222	$4,797
Accounts receivable, net	1,348	1,642
Inventories	3,888	3,289
Prepaid expenses and other current assets	3,622	3,118
Income tax refund receivable	—	155
Deferred tax asset	1,055	1,055
Restricted current assets – marketing funds	743	617

Total current assets	13,878	14,673

Real estate held for sale	843	843
Property and equipment, at cost, net	142,522	110,176
Deferred tax asset	8,164	8,140
Goodwill, net	25,720	25,720
Other intangible assets, net	8,062	8,354
Other assets, net	3,271	1,720

Total assets	$202,460	$169,626

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$12,647	$8,343
Accrued payroll and payroll-related liabilities	10,639	7,627
Unredeemed gift certificates	2,025	3,110
Accrued liabilities	8,407	6,336
Accrued liabilities – marketing funds	743	617
Current portion of long-term debt and capital lease obligations	1,359	1,828

Total current liabilities	35,820	27,861

Deferred rent payable	5,112	4,624
Long-term debt and capital lease obligations	50,184	38,152
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 15,206,074 and 15,108,172 shares issued and outstanding as of October 5, 2003 and December 29, 2002, respectively	15	15
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	104,048	103,142
Deferred compensation	(150)	(209)
Receivables from stockholders/officers	(6,364)	(6,252)
Accumulated other comprehensive loss, net of tax benefit	(123)	(84)
Retained earnings	13,918	2,377

Total stockholders’ equity	111,344	98,989

Total liabilities and stockholders’ equity	$202,460	$169,626

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Revenues:
Restaurant	$76,922	$62,536	$240,468	$201,878
Franchise royalties and fees	2,215	1,972	6,967	6,683
Rent revenue	183	78	369	282

Total revenues	79,320	64,586	247,804	208,843

Costs and Expenses:
Restaurant operating costs:
Cost of sales	18,087	14,170	56,452	46,689
Labor	27,410	21,925	85,117	72,059
Operating	11,542	9,484	36,362	30,587
Occupancy	5,142	4,312	16,376	13,955
Depreciation and amortization	3,984	2,978	12,110	9,417
General and administrative	4,816	4,638	17,150	15,081
Franchise development	459	665	2,180	2,655
Pre-opening costs	1,058	583	2,414	1,610
Gain on lease buy-out	—	—	—	(945)
Impairment of real estate held for sale	—	150	—	150

Total costs and expenses	72,498	58,905	228,161	191,258

Income from operations	6,822	5,681	19,643	17,585
Other Expense (Income):
Interest expense	742	847	2,331	4,857
Interest income	(89)	(68)	(256)	(205)
Loss on extinguishment of debt	150	4,272	257	4,272
Other	54	31	19	62

Total other expenses	857	5,082	2,351	8,986

Income before income taxes	5,965	599	17,292	8,599
Provision for income taxes	(1,990)	(210)	(5,751)	(3,002)

Net income	$3,975	$389	$11,541	$5,597

Net income per share:
Basic	$0.26	$0.03	$0.76	$0.49

Diluted	$0.26	$0.03	$0.75	$0.47

Weighted average shares outstanding:
Basic	15,161	14,449	15,092	11,461

Diluted	15,469	14,667	15,343	11,888

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Forty Weeks Ended
	October 5, 2003	October 6, 2002
Cash Flows From Operating Activities:
Net income	$11,541	$5,597
Non-cash adjustments to reconcile net income to net cash provided by operating activities	12,800	13,405
Changes in operating assets and liabilities	7,256	(851)

Net cash flows provided by operating activities	31,597	18,151

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	84	33
Purchases of property and equipment	(43,158)	(30,283)
Acquisition, net of cash acquired	—	(6,263)

Net cash flows used in investing activities	(43,074)	(36,513)

Cash Flows From Financing Activities:
Borrowings of long-term debt	33,294	18,030
Payments of long-term debt and capital leases	(23,331)	(56,255)
Debt issuance costs	(756)	(1,455)
Proceeds from repayment of promissory note	79	—
Proceeds from sales of common stock	616	43,246

Net cash flows provided by financing activities	9,902	3,566

Net decrease in cash and cash equivalents	(1,575)	(14,796)
Cash and cash equivalents, beginning of period	4,797	18,992

Cash and cash equivalents, end of period	$3,222	$4,196

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total
	Shares	Amount
Balance, December 29, 2002	15,108	$15	$103,142	$(209)	$(6,252)	$(84)	$2,377	$98,989
Amortization of deferred compensation	—	—	—	59	—	—	—	59
Interest on notes from stockholders/officers	—	—	—	—	(231)	—	—	(231)
Repayment of stockholders/officers notes and related interest	—	—	—	—	119	—	—	119
Options exercised for common stock	89	—	517	—	—	—	—	517
Tax benefit on exercise of stock options	—	—	290	—	—	—	—	290
Common stock issued through employee stock purchase plan	9	—	99	—	—	—	—	99
Net income	—	—	—	—	—	—	11,541	11,541
Unrealized loss on cash flow hedge	—	—	—	—	—	(39)	—	(39)

Comprehensive income								11,502

Balance, October 5, 2003	15,206	$15	$104,048	$(150)	$(6,364)	$(123)	$13,918	$111,344

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Red Robin Gourmet Burgers, Inc. and its subsidiaries (Red Robin or the Company) operate Red Robin® restaurants from facilities that are owned or leased. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of October 5, 2003, there were 110 company-owned restaurants located in 14 states, and 101 franchise-operated restaurants located in 18 states and two Canadian provinces. Red Robin also owns and leases to third parties certain land, buildings and equipment.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

The Company’s quarter which ended October 5, 2003 is referred to as third quarter 2003 or the twelve weeks ended October 5, 2003, and its quarter which ended October 6, 2002 is referred to as third quarter 2002 or the twelve weeks ended October 6, 2002. The quarter ended April 20, 2003 is referred to as first quarter 2003, and the quarter ended April 21, 2002 is referred to as first quarter 2002. The quarter ended July 13, 2003 is referred to as second quarter 2003, and the quarter ended July 14, 2002 is referred to as second quarter 2002. For fiscal year 2003 and 2002, the first quarters included 16 weeks and the second and third quarters each included 12 weeks. Together, the sum of the first, second and third quarters of each fiscal year is referred to as the forty weeks ended October 5, 2003, and October 6, 2002, respectively.

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

2. STOCK BASED COMPENSATION

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (2002 ESPP) that was adopted in June 2002, and the first six-month offering period commenced on January 1, 2003. A total of 300,000 shares of common stock are available under the 2002 ESPP, of which 9,262 have been issued as of October 5, 2003. The 2002 ESPP will generally operate in successive six-month offering periods, commencing on each January 1 and July 1.

Employee Stock Option Plans

During the forty weeks ended October 5, 2003, 444,500 employee stock options have been granted under the Company’s 2002 Stock Incentive Plan (2002 Stock Plan) at a weighted-average exercise price of $15.50 per share. In each case, the exercise price was equal to the closing market price on the date of grant.

The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in its accounting for stock-based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. No compensation expense is recognized in the Company’s financial statements for employee stock options granted at a price equal to, or greater than the market price of the Company’s common stock on the date of grant. Pre-tax compensation expense of $19,891 and $59,676 was recognized during the twelve and forty weeks ended October 5, 2003, respectively, for certain options granted during 2002 with intrinsic value on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Net Income, as reported	$3,975	$389	$11,541	$5,597
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	13	13	37	37
Deduct: Stock-based employee compensation costs, net of tax benefit	261	76	755	449

Pro forma net income	$3,727	$326	$10,823	$5,185

Earnings Per Share:
Basic—as reported	$0.26	$0.03	$0.76	$0.49

Basic—pro forma	$0.25	$0.02	$0.72	$0.45

Diluted—as reported	$0.26	$0.03	$0.75	$0.47

Diluted—pro forma	$0.24	$0.02	$0.71	$0.44

The fair value of options granted during the periods presented have been estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Risk-free interest rate	3.4%	2.8%	3.1%	4.3%
Expected years until exercise	5.5	5.5	5.5	5.5
Expected stock volatility	45.4%	56.1%	48.5%	56.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on the Company’s financial statements for the forty weeks ended October 5, 2003, because the Company has not had any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 15, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The Company does not have material guarantees that require disclosure under FIN 45 and adoption of its initial recognition and initial measurement provisions did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized on a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. The application of EITF No. 02-16 has not had a material impact on our consolidated financial position or results of operations for the forty weeks ended October 5, 2003.

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	October 5, 2003	December 29, 2002
Revolving credit facility	$33,686	$11,000
Capital leases	6,302	13,120
Collateralized notes payable	11,555	15,860

	51,543	39,980
Current portion	(1,359)	(1,828)

Long-term debt	$50,184	$38,152

The Company’s credit agreement required the exercise of purchase options related to restaurant property and assets under capital lease in Highlands Ranch, Colorado; Issaquah, Washington; and Grapevine, Texas. The exercise of the Highlands Ranch purchase option was completed in January 2003 for $4.0 million, the exercise of the Issaquah purchase option was completed in August 2003 for $3.7 million, and the exercise of the Grapevine purchase option was completed in September 2003 for $3.5 million. The exercises of these purchase options were funded with borrowings from the Company’s revolving credit facility, which further reduced the amount of borrowings available under the revolving credit facility. As a result of the exercises of these purchase options, the Company incurred legal fees and prepayment penalties, non-cash write-offs of unamortized debt issuance costs, and other costs totaling $150,300, which have been included in the Company’s financial statements under “loss on extinguishment of debt.”

During second quarter 2003, the Company elected to prepay $3.2 million of real estate and equipment loans using borrowings from its revolving credit facility. These loans were payable monthly over remaining terms ranging from three to eight years and were subject to fixed interest rates ranging from 7.9% to 9.7%. As a result of these prepayments, the Company incurred loan termination fees, non-cash write-offs of unamortized debt issuance costs, and other costs totaling $106,500, which have been included in the Company’s financial statements under “loss on extinguishment of debt.”

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

The revolving credit facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under the amended revolving credit facility bear interest at one of the following rates as selected by the Company: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on the Company’s then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and also on the last day of such interest period. In addition, the Company may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans under the amended credit agreement bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of October 5, 2003, borrowings outstanding under the Company’s revolving credit facility bore interest at approximately 3.4%.

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

As of October 6, 2003, the Company’s irrevocable letter of credit issued under the revolving credit agreement had been increased from $841,000 to $2,041,000. This letter is being maintained to back the Company’s self-insured workers’ compensation program and reduces the amount of borrowings available on the revolving credit facility.

The revolving credit facility requires that the Company comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and amortization

(EBITDA) requirements. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. As of October 5, 2003 the Company is currently in compliance with all covenants related to the credit agreement.

5. FRANCHISE OPERATIONS

Results of franchise operations consist of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Franchise royalties and fees
Royalty income	$2,172	$1,939	$6,809	$6,515
Franchise fees	43	33	158	168

Total franchise royalties and fees	2,215	1,972	6,967	6,683

Franchise development costs
Payroll and employee benefit costs	206	306	673	1,091
General and administrative	253	359	1,507	1,564

Total franchise development costs	459	665	2,180	2,655

Operating income from franchise operations	$1,756	$1,307	$4,787	$4,028

6. DEFERRED COMPENSATION PLAN

Effective January 1, 2003, the Company adopted a deferred compensation plan that permits management and highly compensated employees to defer portions of their compensation. The salaries that have been deferred since the plan’s inception, and related investment income thereon, total $450,300 at October 5, 2003 and are included in the Company’s financials statements under “accrued payroll and payroll-related liabilities.” Administrative expenses of the plan are paid by the Company. To fund this plan, the Company purchases corporate-owned whole-life insurance contracts on the related employees. The cash surrender value of these policies, totaling $417,400 at October 5, 2003, is included in “other assets, net.”

7. EQUITY AND EARNINGS PER SHARE

During June 2003, the Company’s stockholders approved an amendment to our certificate of incorporation to reduce the authorized number of shares of common stock, par value $0.001 per share, from 50,000,000 shares to 30,000,000, and to reduce the authorized number of shares of our preferred stock, par value $0.001 per share, from 5,000,000 to 3,000,000 shares.

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

The Company uses the treasury stock method to calculate the impact of outstanding stock options (in thousands, except share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Net Income	$3,975	$389	$11,541	$5,597

Basic weighted average shares outstanding	15,161	14,449	15,092	11,461
Dilutive effect of employee stock options	308	218	251	427

Diluted weighted average shares outstanding	15,469	14,667	15,343	11,888
Earnings Per Share:
Basic	$0.26	$0.03	$0.76	$0.49

Diluted	$0.26	$0.03	$0.75	$0.47

A total of 34,483 unvested shares issued upon early exercise, as described in Note 8, are not considered outstanding for purposes of computing basic EPS because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of estimating diluted EPS.

8. RELATED PARTY TRANSACTIONS

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain officers under the Company’s 2000 Management Performance Common Stock Option Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under its 1990 Incentive Stock Option and Nonqualified Stock Option Plan and 1996 Stock Option Plan. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006, to January 29, 2012, or earlier if employment terminates. During September 2002, the Company’s board of directors approved accelerated vesting of 603,448 early exercise options. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of October 5, 2003, the number of fully vested early exercised options totaled 741,379 and unvested early exercise options totaled 34,483. The notes are recorded as a reduction of stockholders’ equity, and interest income of $64,294 and $199,130 earned during the twelve and forty weeks ended October 5, 2003, respectively, has been recorded as an increase in the carrying value of the notes.

During the third quarter of 2003, an officer of the Company repaid approximately $78,721 of principal related to a full recourse note and $40,139 of accrued interest thereon. As a result, the outstanding principal balance of the remaining full recourse notes as of October 5, 2003 was approximately $5.3 million.

As of October 5, 2003, there were $600,000 of notes receivable from the Company’s Chief Executive Officer which bear interest, compounded annually, at a rate of approximately 5.8%. The notes receivable are collateralized by shares of the Company’s common stock and mature in May 2005. The notes are recorded as a reduction of stockholders’ equity, and interest income of $9,346 and $31,560, earned during the twelve and forty weeks ended October 5, 2003, respectively, has been recorded as an increase in the carrying value of the notes.

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

Unless otherwise provided in this Form 10-Q, references to “Red Robin,” “we,” “us,” and “our” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. Our quarters ended October 5, 2003 and October 6, 2002 are referred to as third quarter 2003 and third quarter 2002, respectively. Our quarters ended July 13, 2003 and July 14, 2002 are referred to as second quarter 2003 and second quarter 2002, respectively. Our quarters ended April 20, 2003 and April 21, 2002 are referred to as first quarter 2003 and first quarter 2002, respectively. For fiscal year 2003 and 2002, our first quarters included 16 weeks and our second and third quarters each included 12 weeks. Together, the sum of our first, second and third quarters of each fiscal year is referred to as the forty weeks ended October 5, 2003, and October 6, 2002, respectively.

Overview

We currently own and operate 113 casual dining restaurants under the name “Red Robin® America’s Gourmet Burgers & Spirits®” in 14 states and have 103 additional restaurants operating under franchise or license agreements in 18 states and two Canadian provinces. We opened six new company-owned restaurants during third quarter 2003. As of the date of this filing, we have opened 16 new company-owned restaurants in the current year and we intend to open an additional two company-owned restaurants during the remainder of fiscal 2003, for a total of 18 new restaurants for the full fiscal year 2003. Our franchisees opened two new restaurants during third quarter 2003 and nine new franchise restaurants have opened during fiscal 2003. We believe our franchisees will open one additional restaurant during the remainder of fiscal 2003, for a total of ten new franchise restaurants for the full fiscal year 2003.

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

Depreciation and amortization. Depreciation and amortization includes depreciation on capital expenditures as well as amortization of intangible assets including franchise rights and liquor licenses.

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

In addition, the ten restaurants that we acquired from two franchisees during the first quarter of 2002 have been included as comparable restaurants for 2003. Company-owned comparable restaurant sales for the third quarter of 2003, excluding these ten acquired restaurants, would have increased 6.3%, over the third quarter of 2002.

During the third quarter of 2003, we had 88 company-owned comparable restaurants.

The following table presents the percentage change in company-owned comparable restaurant sales for the past six quarters and full-year fiscal 2002 over the comparable prior year period, assuming that our new method of calculating company-owned comparable restaurant sales had been in effect during each of the periods presented, as well as a comparison to the previously reported results under our old method:

	2003			2002
Method	Q3	Q2	Q1	2002	Q4	Q3	Q2
New method	6.0%	3.6%	2.1%	1.8%	2.4%	1.4%	2.8%
Old method	6.2%	3.6%	2.1%	1.6%	2.3%	1.4%	2.8%

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. We use other depreciation methods, generally accelerated, for tax purposes where appropriate. We capitalize interest incurred on funds used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Depreciation expense represents an estimate of the decline in usefulness of assets. We believe that the estimated useful lives we assign to our assets result in an accurate allocation of depreciation expense during the periods benefited by use.

Closed Restaurant Reserves

Historically, we recorded a closed restaurant reserve when a decision was made to close a restaurant. The reserve principally consisted of estimated real estate brokerage costs for sales of owned property and lease termination fees and lease commitments post closing up to the date of sublease for leased properties. Our adoption of SFAS No. 146, which was effective as of the beginning of 2003, changed the manner in which we account for future restaurant closures. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on our financial statements for the forty weeks ended October 5, 2003 because we have not had any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

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

Results of Operations

Our operating results for all periods presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Revenues:
Restaurant	97.0%	96.8%	97.0%	96.7%
Franchise royalties and fees	2.8	3.1	2.9	3.2
Rent revenue	0.2	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.5	22.7	23.5	23.1
Labor	35.6	35.1	35.4	35.7
Operating	15.0	15.2	15.1	15.2
Occupancy	6.7	6.9	6.8	6.9

Total restaurant operating costs	80.8	79.9	80.8	80.9
Depreciation and amortization	5.0	4.6	4.9	4.5
General and administrative	6.1	7.2	6.9	7.2
Franchise development	0.6	1.0	0.9	1.3
Pre-opening costs	1.3	0.9	1.0	0.8
Gain on lease buy-out	—	—	—	(0.5)
Impairment of real estate held for sale Franchise development	—	0.2	—	0.1

Income from operations	8.6	8.8	7.9	8.4

Other (Income) Expense:
Interest expense	0.9	1.3	0.9	2.3
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Loss on extinguishment of debt	0.2	6.6	0.1	2.1
Other	0.1	0.1	—	—

Total other expenses	1.1	7.9	0.9	4.3

Income before income taxes	7.5	0.9	7.0	4.1

Provision for income taxes	(2.5)	(0.3)	(2.3)	(1.4)

Net income	5.0%	0.6%	4.7%	2.7%

Third quarter 2003 (12 weeks) compared to third quarter 2002 (12 weeks)

Total revenues. Total revenues increased by $14.7 million, or 22.8%, to $79.3 million in third quarter 2003, from $64.6 million in third quarter 2002, due primarily to a $14.4 million increase in restaurant sales. The increase in restaurant sales was due to $8.9 million of sales from 13 new restaurants opened during the forty weeks ended October 5, 2003 and the franchise restaurant for which we assumed operations in April 2003, $3.5 million from comparable restaurant sales increases of 6.0% and $2.0 million in additional sales from the eight restaurants not considered comparable that we opened in fiscal 2002. The increase in comparable restaurant sales was driven by an increase in guest counts of 6.7%, which was partially offset by a decrease in the average guest check of 0.7% compared to third quarter 2002.

Franchise royalties and fees increased $243,500, or 12.3% in third quarter 2003, compared to third quarter 2002, due primarily to comparable U.S. franchise restaurant sales increases of 5.9%, an increase in royalties attributable to new franchise restaurants, and an increase in royalties from our Canadian franchisee, mostly attributable to more favorable foreign exchange rates. Royalties from the six new franchise restaurants opened since the end of third quarter 2002 were partially offset by the closing of three franchise restaurants during the same period and our assumption of the operations of one franchise restaurant from a former franchisee in April 2003.

Cost of sales. Cost of sales increased by $3.9 million, or 27.6%, to $18.1 million in third quarter 2003, from $14.2 million in third quarter 2002, due primarily to more restaurants being operated during third quarter 2003. Cost of sales as a percentage of restaurant sales increased 0.8%, to 23.5%, from 22.7%. Overall, the increase as a percentage of sales was primarily attributable to the fact that we continued to experience increases in certain food costs during third quarter 2003 including produce, gourmet breads, pork and hamburger. In addition, we experienced a slight increase as a percentage of sales because of a shift in product mix at our comparable restaurants towards salads.

Labor. Labor expenses increased by $5.5 million, or 25.0%, to $27.4 million in third quarter 2003, from $21.9 million in third quarter 2002, due primarily to more restaurants being operated in third quarter 2003. Labor expenses as a percentage of restaurant sales increased 0.5%, to 35.6%, from 35.1% in third quarter 2002. We believe that improvements in comparable restaurant sales and improvements in labor as a percentage of sales at our non-comparable restaurants helped reduce the overall increase as a percentage of restaurant sales which was primarily driven by higher expenses related to our self-insured workers’ compensation program and bonuses.

Operating. Operating expenses increased by $2.0 million, or 21.7%, to $11.5 million in third quarter 2003, from $9.5 million in third quarter 2002, due primarily to more restaurants being operated in third quarter 2003. Operating expenses as a percentage of restaurant sales decreased 0.2%, to 15.0%, from 15.2% in third quarter 2002. The improvement as a percentage of restaurant sales was due in part to our 6.0% increase in comparable restaurant sales and the discontinuance of one of our marketing funds midway through first quarter 2003. We had previously contributed 0.3% of restaurant sales to this fund. Overall, paper packaging, telecommunications charges, utilities and credit card processing fees increased, while contract cleaning and repairs and maintenance expenses decreased as a percentage of sales compared to third quarter 2002.

Occupancy. Occupancy expenses increased by $831,400, or 19.3%, to $5.1 million in third quarter 2003, from $4.3 million in third quarter 2002, due primarily to more restaurants being operated in third quarter 2003. Occupancy expense as a percentage of restaurant sales decreased 0.2%, to 6.7%, from 6.9% in third quarter 2002. This improvement was due primarily to our 6.0% increase in comparable restaurant sales.

Depreciation and amortization. Depreciation and amortization increased $1.0 million, or 33.8%, to $4.0 million in third quarter 2003, from $3.0 million in third quarter 2002. The increase was primarily due to depreciation on the 13 new restaurants opened during fiscal 2003. Overall, depreciation and amortization expense as a percentage of total revenues increased 0.4%, to 5.0%, from 4.6% in third quarter 2002. The primary reason for this change is attributable to higher depreciation per restaurant on our newer restaurants.

General and administrative. General and administrative expenses increased by $177,200, or 3.8%, to $4.8 million in third quarter 2003, from $4.6 million in third quarter 2002. General and administrative expenses as a percentage of total revenues decreased 1.1%, to 6.1%, from 7.2% in third quarter 2002. The improvement as a percentage of sales is due primarily to a decrease in advertising expenditures and to our 6.0% increase in comparable restaurant sales. In addition, we had unfilled positions that we expect to fill during the remainder of 2003 that positively impacted our results in third quarter 2003.

Franchise development. Franchise development expenses decreased $207,100, or 31.1%, to $458,400 in third quarter 2003, from $665,500 in third quarter 2002. Franchise development expenses as a percentage of total revenues decreased 0.4%, to 0.6%, from 1.0% in third quarter 2002, due primarily to several unfilled positions that we expect to fill during the remainder of 2003 and to a related reduction in other franchise development expenses, including legal and travel.

Pre-opening costs. Pre-opening costs increased $475,300, or 81.5%, to $1.1 million in third quarter 2003, from $582,900 in third quarter 2002. Pre-opening costs as a percentage of total revenues increased 0.4%, to 1.3%, from 0.9% in third quarter 2002. On average, pre-opening costs for the six restaurants we opened in third quarter

2003 were approximately equal to the average costs we incurred for the four restaurants we opened in third quarter 2002. Pre-opening costs for third quarter 2003 also included $123,000 related to a restaurant we opened shortly after the end of third quarter 2003.

Impairment of real estate held for sale. During the third quarter 2002, we recognized a $150,000 charge to reduce the carrying value of real estate held for sale to its estimated fair value less cost to sell. This property was sold in fourth quarter 2002 for its approximate carrying value. There were no charges for real estate held for sale during third quarter 2003.

Interest expense. Interest expense decreased $104,600, or 12.4%, to $742,100 in third quarter 2003, from $846,700 in third quarter 2002, due to a reduction in the overall interest rate of our debt as well as lower average borrowings outstanding. During third quarter 2002, $118,900 of interest expense was related to our term loan and revolving credit agreements that were repaid in full subsequent to our initial public offering.

Interest income. Interest income was $88,700 in third quarter 2003, compared to $67,900 in third quarter 2002. The third quarter 2003 results include interest income of $73,600 from related party notes receivable partially offset by a $52,800 decrease in interest income from non-affiliates due primarily to lower average interest bearing cash balances in third quarter 2003 as compared to third quarter 2002.

Loss on extinguishment of debt. We incurred legal fees, prepayment penalties, non-cash write-offs of unamortized debt issuance costs and other costs totaling $150,300 during third quarter 2003 as a result of our exercise of purchase options to acquire two properties previously under capital lease. The $4.3 million charge in third quarter 2002 was attributable to prepayment penalties of $1.9 million and a $2.4 million non-cash write-off of certain capitalized debt issuance costs resulting from our repayment of borrowings using proceeds from our initial public offering and revolving credit agreement.

Other. Other expense increased $21,400, to $53,400 in third quarter 2003, compared to $32,000 in third quarter 2002.

Income before income taxes. As a result of the above, income before income taxes increased $5.4 million, to $6.0 million in third quarter 2003, from $598,800 in third quarter 2002.

Provision for income taxes. The provision for income taxes increased $1.8 million, to $2.0 million in third quarter 2003, from $209,500 in third quarter 2002. The increase was due primarily to increased pre-tax earnings offset by a decrease in our estimated effective income tax rate. Our effective income tax rate for third quarter 2003 was 33.4%, compared to 35.0% for third quarter 2002.

Net income. As a result of the above, net income increased by $3.6 million, to $4.0 million in third quarter 2003, from $389,200 in third quarter 2002.

Forty weeks ended October 5, 2003 compared to forty weeks ended October 6, 2002

Total revenues. Total revenues increased by $39.0 million, or 18.7%, to $247.8 million in the forty weeks ended October 5, 2003, from $208.8 million in the forty weeks ended October 6, 2002, due primarily to a $38.6 million increase in restaurant sales. The increase in restaurant sales was due to $16.6 million of sales from 13 new restaurants opened during the forty weeks ended October 5, 2003 and the franchise restaurant for which we assumed operations in April 2003, $13.3 million in additional sales from the eight restaurants not considered comparable that we opened in fiscal 2002, $1.7 million related to a full forty weeks of sales for the ten restaurants we acquired from two franchisees during first quarter 2002 and $7.0 million from comparable restaurant sales increases of 3.7%. The increase in comparable restaurant sales was driven by an increase in guest counts of 3.4% and an increase in the average guest check of 0.3% compared to the forty weeks ended October 6, 2002.

Franchise royalties and fees increased $284,300, or 4.3%, in the forty weeks ended October 5, 2003, compared to the forty weeks ended October 6, 2002, in part due to comparable U.S. franchise restaurant sales increases of 3.8%, an increase in royalties attributable to new franchise restaurants, and an increase in royalties from our

Canadian franchisee, mostly attributable to more favorable foreign exchange rates. Royalties from the six new franchise restaurants opened since the end of third quarter 2002 were partially offset by the closing of three franchise restaurants during the same period and our assumption of the operations of one franchise restaurant from a former franchisee in April 2003.

Cost of sales. Cost of sales increased by $9.8 million, or 20.9%, to $56.5 million in the forty weeks ended October 5, 2003, from $46.7 million in the forty weeks ended October 6, 2002, due primarily to more restaurants being operated during the forty weeks ended October 5, 2003. Cost of sales as a percentage of restaurant sales increased 0.4%, to 23.5%, from 23.1%. Overall, the increase as a percentage of sales was attributable to increases in certain food costs during the forty weeks ended October 5, 2003, including gourmet breads, produce, pork and hamburger. In addition, we experienced a slight increase as a percentage of sales because of a shift in product mix at our comparable restaurants towards salads.

Labor. Labor expenses increased by $13.0 million, or 18.1%, to $85.1 million in the forty weeks ended October 5, 2003, from $72.1 million in the forty weeks ended October 6, 2002, due primarily to more restaurants being operated in the forty weeks ended October 5, 2003. Labor expenses as a percentage of restaurant sales decreased 0.3%, to 35.4%, from 35.7% in the forty weeks ended October 6, 2002. Overall, the improvement was due to our 3.7% increase in comparable restaurant sales combined with improvements in labor as a percentage of sales at the ten restaurants we acquired in 2002 and at our non-comparable restaurants. These improvements were partially offset by increases related to our self-insured workers’ compensation program and bonuses.

Operating. Operating expenses increased by $5.8 million, or 18.9%, to $36.4 million in the forty weeks ended October 5, 2003, from $30.6 million in the forty weeks ended October 6, 2002, due primarily to more restaurants being operated in the forty weeks ended October 5, 2003. Operating expenses as a percentage of restaurant sales decreased 0.1%, to 15.1%, from 15.2% in the forty weeks ended October 6, 2002. The improvement as a percentage of restaurant sales was due in part to our 3.7% increase in comparable restaurant sales and the discontinuance of one of our marketing funds midway through first quarter of 2003 for which we had previously contributed 0.3% of restaurant sales. These improvements were partially offset by higher utilities, paper packaging, telecommunications charges and credit card processing fees.

Occupancy. Occupancy expenses increased by $2.4 million, or 17.4%, to $16.4 million in the forty weeks ended October 5, 2003, from $14.0 million in the forty weeks ended October 6, 2002, due primarily to more restaurants being operated in the forty weeks ended October 5, 2003. Occupancy expense as a percentage of restaurant sales decreased 0.1%, to 6.8%, from 6.9% in the forty weeks ended October 6, 2002. This improvement was due primarily to our 3.7% increase in comparable restaurant sales.

Depreciation and amortization. Depreciation and amortization increased $2.7 million, or 28.6%, to $12.1 million in the forty weeks ended October 5, 2003, from $9.4 million in the forty weeks ended October 6, 2002. The increase was primarily due to additional depreciation on the ten restaurants we opened during fiscal 2002 and the addition of 13 new restaurants opened in the forty weeks ended October 5, 2003. Overall, depreciation and amortization expense as a percentage of total revenues increased 0.4%, to 4.9%, from 4.5% in the forty weeks ended October 6, 2002. The primary reason for this change is attributable to higher depreciation per restaurant on our newer restaurants.

General and administrative. General and administrative expenses increased by $2.1 million, or 13.7%, to $17.2 million in the forty weeks ended October 5, 2003, from $15.1 million in the forty weeks ended October 6, 2002. General and administrative expenses as a percentage of total revenues decreased 0.3%, to 6.9%, from 7.2% in the forty weeks ended October 6, 2002. The improvement in general and administrative expenses as a percentage of total revenues is due primarily to a decrease in advertising expenditures and to our 3.7% increase in comparable restaurant sales. In addition, we had unfilled positions that we expect to fill during the remainder of 2003 that positively impacted our results in the forty weeks ended October 5, 2003. The increase in overall expense is primarily a result of additional headcount and higher salaries and related costs attributable to operating more company-owned restaurants and to increased legal and accounting costs associated with our public company reporting requirements.

Franchise development. Franchise development expenses decreased $475,600, or 17.9%, to $2.2 million in the forty weeks ended October 5, 2003, from $2.7 million in the forty weeks ended October 6, 2002. Franchise development expenses as a percentage of total revenues decreased 0.4%, to 0.9%, from 1.3% in the forty weeks ended October 6, 2002, due primarily to several unfilled positions that we expect to fill during the remainder of 2003 and to a related reduction in other franchise development expenses, including travel and legal.

Pre-opening costs. Pre-opening costs increased $804,800, or 50.0%, to $2.4 million in the forty weeks ended October 5, 2003, from $1.6 million in the forty weeks ended October 6, 2002, due primarily to the fact that there were 13 company-owned restaurants opened during the forty weeks ended October 5, 2003, compared to nine during the forty weeks ended October 6, 2002. Pre-opening costs as a percentage of total revenues increased 0.2%, to 1.0%, from 0.8% in the forty weeks ended October 6, 2002. On average, pre-opening costs for the restaurants opened in the forty weeks ended October 5, 2003 were slightly lower than the average costs we incurred for the restaurants we opened in the forty weeks ended October 6, 2002. Pre-opening costs for the forty weeks ended October 5, 2003 also included $123,000 related to a restaurant we opened shortly after the end of third quarter 2003.

Gain on lease buy-out. During second quarter 2002, we realized a non-recurring gain of $945,000 due to a landlord lease buy-out of one of our company-owned restaurants. As a result, we relocated the restaurant to a new location during June 2002.

Impairment of real estate held for sale. During the third quarter 2002, we recognized a $150,000 charge to reduce the carrying value of real estate held for sale to its estimated fair value less cost to sell. This property was sold in fourth quarter 2002 for its approximate carrying value. There were no charges for real estate held for sale during the forty weeks ended October 5, 2003.

Interest expense. Interest expense decreased by $2.5 million, or 52.0%, to $2.3 million in the forty weeks ended October 5, 2003, from $4.8 million in the forty weeks ended October 6, 2002. The decrease was due primarily to lower average borrowings outstanding and a reduction in the overall interest rate of our debt in the forty weeks ended October 5, 2003, compared to the forty weeks ended October 6, 2002. Our average borrowings decreased because net proceeds from our July 2002 initial public offering were used to repay a significant portion of our then outstanding debt.

Interest income. Interest income was $255,100 in the forty weeks ended October 5, 2003, compared to $205,000 in the forty weeks ended October 6, 2002. Results for the forty weeks ended October 5, 2003 include interest income of $230,700 from related party notes receivable partially offset by a decrease in interest income from non-affiliates of $180,600, due primarily to lower average cash balances compared to the forty weeks ended October 6, 2002.

Loss on extinguishment of debt. We incurred $256,800 of legal fees, prepayment penalties, loan termination fees, non-cash write-offs of unamortized debt issuance costs and other costs in the forty weeks ended October 5, 2003, as a result of the exercise of our purchase options on two properties combined with the prepayment of various equipment and real estate loans during the forty weeks ended October 5, 2003. The $4.3 million charge in the forty weeks ended October 6, 2002 was attributable to prepayment penalties of $1.9 million and a $2.4 million non-cash write-off of certain capitalized debt issuance costs resulting from our repayment of borrowings using proceeds from our initial public offering and revolving credit agreement.

Other. Other expense decreased $42,200, to $19,500 in the forty weeks ended October 5, 2003, compared to $61,700 in the forty weeks ended October 6, 2002.

Income before income taxes. As a result of the above, income before income taxes increased $8.7 million, or 101.1%, to $17.3 million in the forty weeks ended October 5, 2003, from $8.6 million in the forty weeks ended October 6, 2002.

Provision for income taxes. The provision for income taxes increased $2.7 million, or 91.5%, to $5.7 million in the forty weeks ended October 5, 2003, from $3.0 million in the forty weeks ended October 6, 2002. The increase was due primarily to increased pre-tax earnings offset by a decrease in our estimated effective income tax rate. Our effective income tax rate for the forty weeks ended October 5, 2003 was 33.3%, compared to 34.9% for the forty weeks ended October 6, 2002, due primarily to lower effective state income tax rates and higher FICA tip credits in 2003.

Net income. As a result of the above, net income increased by $5.9 million, or 106.2%, to $11.5 million in the forty weeks ended October 5, 2003, from $5.6 million in the forty weeks ended October 6, 2002.

Liquidity and Capital Resources

Cash provided by operations for the forty weeks ended October 5, 2003 increased $13.5 million, or 74.1%, to $31.6 million, compared to the forty weeks ended October 6, 2002, reflecting increased cash flow from restaurant and franchise operations of $5.1 million, lower cash payments for interest of $3.6 million, lower cash payments related to the extinguishment of debt of $1.8 million, and increased cash flow from changes in operating assets and liabilities of $8.2 million. These increases were partially offset by higher income tax payments of $2.7 million, lower cash proceeds from interest income of $180,500, and other non-cash adjustments to net income of $2.3 million.

Cash used in investing activities for the forty weeks ended October 5, 2003 increased $6.6 million, or 18.0%, to $43.1 million, compared to $36.5 million for the forty weeks ended October 6, 2002. During the forty weeks ended October 5, 2003, we spent $43.2 million for new restaurant construction, remodels, capital maintenance and a lease buy-out on three properties previously under capital lease. During the forty weeks ended October 6, 2002, we spent $6.3 million to acquire six restaurants from Western Franchise Development, Inc., a franchisee, $3.8 million to acquire the assets of three restaurants from another franchisee, and $26.4 million for new restaurant construction, remodels and capital maintenance.

Cash provided by financing activities for the forty weeks ended October 5, 2003 increased $6.3 million, or 177.6%, to $9.9 million, compared to $3.6 million for the forty weeks ended October 6, 2002. During the forty weeks ended October 5, 2003 borrowings totaled $33.3 million. Our debt repayments, using new borrowings from our revolving credit facility, totaled $23.3 million. In part, debt repayments during the forty weeks ended October 5, 2003 included $3.6 million related to the prepayment of our capital lease obligation for our restaurant property in Highlands Ranch, Colorado; $2.4 million to prepay our capital lease obligation for our restaurant property in Issaquah, Washington; and $2.3 million to prepay our capital lease obligation for our restaurant property in Grapevine, Texas. In addition, debt repayments included $3.2 million related to the prepayment of various real estate and equipment loans discussed in additional detail in Note 4 of the accompanying notes to condensed consolidated financial statements. Other proceeds, totaling $694,100, principally related to sales of common stock. We incurred debt issuance costs during the forty weeks ended October 5, 2003 of $756,000, which related to the amendment of our revolving credit facility. On July 18, 2002, we completed an initial public offering and received net proceeds of $42.7 million from the offering. Borrowings were $18.0 million and debt repayments using new borrowings and proceeds from our initial public offering were $56.2 million. We incurred $1.4 million of debt issuance costs related to our revolving credit agreement, which is being amortized ratably over the term of the agreement. In addition, during the forty weeks ended October 6, 2002, we raised approximately $513,600 of proceeds from the exercise of stock options.

Throughout the remainder of fiscal 2003, we expect to spend $10.5 million to $12.0 million to fund the construction of new restaurants and $2.0 million to $3.0 million for restaurant remodels and capital maintenance related to existing restaurants and corporate infrastructure.

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

The revolving credit facility is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under our revolving credit facility bear interest at one of the following rates we select: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, we may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of October 5, 2003, borrowings outstanding under our revolving credit agreement facility bore interest at approximately 3.4%.

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

The revolving credit facility requires that on the last day of each fiscal quarter, we comply with a maximum leverage ratio, as defined in the revolving credit facility, of 1.75 to 1.0, as well as, for the four consecutive fiscal quarters then ended, a minimum fixed charge coverage ratio, as defined in the revolving credit facility of 1.25 to 1.0, and earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined in the revolving credit facility, requirements. EBITDA requirements include a minimum annual amount as follows:

Period	Minimum Amount
Closing Date through and including December 28, 2003	$32,000,000

December 29, 2003 through and including December 26, 2004	$34,000,000

December 27, 2004 and thereafter	$36,000,000

Further, the revolving credit facility requires that as of the end of each fiscal quarter, EBITDA for the four consecutive fiscal quarters then ended shall be greater than 90% of the EBITDA of the preceding fiscal quarter. Capital expenditures are limited and shall not exceed the following amounts for each of the annual periods set forth below:

Fiscal Year	Amount
2003	$58,000,000
2004	$63,000,000
2005	$75,000,000
2006	$75,000,000

However, to the extent the above limitations are not exceeded any unused amount up to $10,000,000 in any fiscal year is able to be carried forward to the immediate succeeding year and will increase the limit in the succeeding year by such carry forward amount.

We may not enter into or assume any obligations for the payment of rent under operating leases which (a) with respect to all new stores opened in each fiscal year in the aggregate would exceed (i) $2,000,000 during fiscal year 2003, (ii) $2,500,000 in fiscal year 2004, (iii) $2,500,000 in fiscal year 2005 and (iv) $2,500,000 in fiscal year 2006 and (b) permit the obligations with respect to such operating lease to increase, on a year to year basis, by more than 20%.

The revolving credit facility restricts our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. We are currently in compliance with all covenants related to the revolving credit facility.

There was $33.7 million outstanding on our revolving credit facility as of October 5, 2003. In addition, as of October 6, 2003, the irrevocable letter of credit issued under our revolving credit agreement had increased from $841,000 to $2,041,000. This letter of credit is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit facility. During second quarter 2003, we elected to prepay $3.2 million of real estate and equipment loans using borrowings from our revolving credit facility. These loans were payable monthly over remaining terms ranging from three to eight years and were subject to fixed interest rates ranging from 7.9% to 9.7%. As a result of these prepayments we incurred loan termination fees, non-cash write-offs of unamortized debt issuance costs, and other costs totaling $106,500. We were required under our revolving credit facility to exercise the purchase options on three capital leases during 2003. These purchase options relate to our restaurant leases in Highlands Ranch, Colorado; Issaquah, Washington; and Grapevine, Texas. The exercise of the Highlands Ranch purchase option was completed in January 2003 for $4.0 million, the exercise of the Issaquah purchase option was completed in August 2003 for $3.7 million, and the exercise of our Grapevine purchase option was completed in September 2003 for $3.5 million. The exercises of these purchase options were funded with borrowings from our revolving credit facility, which further reduced the amount of borrowings available under the revolving credit agreement. As a result of the exercises of these purchase options, we incurred legal fees and prepayment penalties, non-cash write-offs of unamortized debt issuance costs, and other costs totaling $150,300 that have been included in our financial statements under “loss on extinguishment of debt.”

We expect that available borrowings under our amended revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance our expansion plans through at least the end of fiscal 2005. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

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

Recent Accounting Developments

We have adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 changes the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of SFAS No. 146 did not have an impact on our financial statements for the forty weeks ended October 5, 2003 because we did not have any exit or disposal activities that would be subject to the provisions of SFAS No. 146.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 15, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. We do not have material guarantees that require disclosure under FIN 45 and adoption of its initial recognition and initial measurement provisions did not have a material impact on our consolidated financial position or results of operations.

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

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized on a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. The application of EITF No. 02-16 has not had a material impact on our consolidated financial position or results of operations for the forty weeks ended October 5, 2003.

Forward-Looking Statements

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

During 2002, we entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which we will pay interest on $10.0 million of notional amount at a fixed rate plus the applicable spread of 2.0% to 2.75%, and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us was initially based on the one-month LIBOR determined two banking days prior to the effective date. Thereafter, the interest rate is reset according to the then current one-month LIBOR determined two banking days prior to the third day of each monthly calculation period. Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we may use interest rate swaps and caps to manage our net exposure to interest rate changes related to our borrowings.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of October 5, 2003, we had $10.3 million outstanding under our GE Capital term loans and $33.7 million outstanding under our revolving credit facility. Prior to the offsetting effects of our interest rate swap, a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $440,000 on an annualized basis.

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

PART II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2003

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

On August 14, 2003, we furnished a current report on Form 8-K under Item 12, Results of Operations and Financial Condition, which discussed financial results for the second quarter and twenty-eight weeks ended July 13, 2003. The report on Form 8-K included the following exhibits:

Exhibit Number	Description

99.1	Red Robin Gourmet Burgers, Inc., Press Release, dated August 14, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

November 3, 2003	/s/ James P. McCloskey
(Date)	James P. McCloskey Chief Financial Officer