Form 10-K
period 2003-12-28
RED ROBIN GOURMET BURGERS INC
filed 2004-03-12
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter on The Nasdaq Stock Market’s National Market) was $195.1 million. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission with respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 15,998,632 shares of common stock outstanding as of March 10, 2004.

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2004 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I

ITEM 1. Business

Overview

Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. Unless otherwise provided in this annual report on Form 10-K, references to “Red Robin,” “we,” “us” and “our” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. Red Robin currently owns and operates 118 restaurants in 14 states, with an additional 107 restaurants operating under franchise or license agreements in 22 states and two Canadian provinces.

Our menu features our signature product, the gourmet burger, which we make from beef, chicken, veggie, pot roast, pork, fish and turkey and serve in a variety of recipes. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard dressing, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. In addition to our gourmet burgers, which accounted for approximately 45.4% of our total food sales in 2003, we also serve an array of other food items that are designed to appeal to a broad group of guests, including salads, soups, appetizers, other entrees such as carnitas fajitas and pastas, desserts and our signature Mad Mixology® alcoholic and non-alcoholic specialty beverages.

Our restaurants are designed to create a fun and memorable dining experience in a family-friendly atmosphere and provide our guests with an exceptional dining value. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages eight to 12 whom we refer to as tweens, and other children. Our mascot “Red” appeals to toddlers, and our carousel horses, televisions in the floors, three dimensional art and humorous posters appeal to children of all ages. We believe that our quick meal preparation, upbeat, popular music and enthusiastic team members enable us to achieve high sales productivity and create a sense of activity and excitement. All of our menu items are designed to be delivered to guests in a time-efficient manner, and we have a per person average check of approximately $10.00, including beverages.

To increase guest traffic, we locate our restaurants near high activity areas, such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We believe that women, teens and tweens are extremely attractive consumers to real estate developers in these types of locations as they often strive to attract a similar consumer base to ours. We further believe that these individuals are the primary visitors to the high activity areas where our restaurants are located and are predominantly responsible for family dining decisions. Data from an independent source indicates that in 2001 approximately 28.0% of our guests are in the highly desirable under 18 consumer segment, which compared to 20.0% in the major casual dining bar and grill chains. According to a survey we conducted in 2001, approximately 57.0% of our guests are females. We believe our unique guest demographic mix provides us with a competitive advantage over other casual dining chains, enhancing our ability to enter into real estate locations favorable to us.

We believe that the appeal of our imaginative, high quality product offerings, our fun, family-friendly atmosphere, and our ability to operate in a wide variety of real estate formats and geographic locations have created an attractive restaurant model, providing us with significant opportunities for continued growth through both new company-owned and franchised restaurants.

History

The first Red Robin® restaurant was opened in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington by Mike Snyder and his brother. Mike Snyder subsequently became our president and chief operating officer in 1996, and was elected chief executive officer in 1997. In 2000, we completed a series of financing transactions that helped position our company for future growth. At that time, we acquired The Snyder Group, a 14-restaurant franchise company owned by Mike Snyder, in exchange for equity, cash and notes. In addition, Quad-C, a private equity firm whose principals have substantial experience in the restaurant industry, made an equity investment of $25.0 million in our company through its affiliates. As a result of these two transactions, Quad-C became our largest stockholder and Mike Snyder acquired a significant equity interest in our company. In January 2001, our management formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, to facilitate a reorganization of the company. The reorganization was consummated in August 2001, and since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock of Red Robin International, Inc., and our other operating subsidiaries through which our company-owned restaurants are operated.

Concept and business strategy

Our objective is to be the leading gourmet burger and casual dining restaurant destination. To achieve our objective, we have developed the following strategies.

•	Focus on key guiding principals, or “cornerstones,” that drive our success. In managing our operations, we focus on four cornerstones that we believe are essential to our business. Our four cornerstones are:

•	Values. To enhance the dining experience of our guests, we strive to maintain our core values: honor, integrity, seeking knowledge and having fun.

•	People. We recognize that our team members are our strongest asset. We seek to hire high quality team members and provide them with comprehensive training programs to ensure that we deliver superior service to our guests.

•	Burgers. We strive to be the number one casual dining destination for gourmet burgers in the markets in which we operate.

•	Time. We believe in giving our guests the “gift of time.” Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute experience at dinner.

•	Offer high quality, imaginative menu items. Our restaurants feature menu items that use imaginative toppings and showcase recipes that capture tastes and flavors that our guests do not typically associate with burgers, salads and sandwiches. We believe the success of our concept is due to our ability to interpret the latest food trends and incorporate them into our gourmet burgers, pastas, carnitas fajitas, appetizers, salads, sandwiches and beverages. Our menu items are cooked to order, using high-quality, fresh ingredients and premium meats and are based on unique recipes. One of our signature menu items is our Royal Red Robin Burger, which features a gourmet burger topped with a fried egg, along with bacon, cheese, lettuce, tomato and mayonnaise. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard dressing, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. We serve all of our gourmet burgers and sandwiches with “bottomless” french fries.

•	Create a fun, festive and memorable dining experience. We promote an exciting, high-energy and family-friendly atmosphere by decorating our restaurant interiors with an eclectic selection of celebrity posters, three-dimensional artwork, carousel horses and statues of our mascot “Red.” We enhance the excitement and energy levels in our restaurants by placing televisions in our main dining areas, in our floors and in our bathrooms and by playing upbeat, popular music throughout the day.

•	Provide an exceptional dining value with broad consumer appeal. We offer generous portions of high quality, imaginative food and beverages for a per person average check of approximately $10.00, including beverages. We believe this price-to-value relationship differentiates us from our competitors, many of whom have significantly higher average guest checks, and allows us to appeal to a broad base of consumers with a wide range of income levels. In addition to attracting families and groups, our restaurant features seating in the bar area, which is often used by our single diners. Our restaurants are popular during both the day and evening hours as evidenced by our almost equal split between lunch and dinner sales. We believe that our diverse menu further enhances our broad appeal by accommodating groups with different tastes.

•	Build awareness of the Red Robin® America’s Gourmet Burgers & Spirits® brand. We believe that the Red Robin name has achieved substantial brand equity among our guests and has become well known within our markets for our signature menu items. We intend to strengthen this brand loyalty by continuing to offer new menu items and by delivering a consistently memorable guest experience. Additionally, we believe that Red Robin is recognized for the family-friendly, high-energy and exciting atmosphere our restaurants offer. Key brand attributes that we continue to build upon are our high-quality imaginative food items, commitment to guest service and a strong price-to-value relationship.

•	Continue to capitalize on favorable lifestyle and demographic trends. We believe that we have benefited from several key lifestyle and demographic trends that have helped drive our business. These trends include:

•	Increase in consumption of food away from home. According to an April 2002 report, the National Restaurant Association estimated that the restaurant industry captured 45.3% of all consumer dollars spent on food in 2000 and projected the restaurant industry’s share to increase to 53.0% by 2010. Given our attractive average guest check, family-friendly atmosphere and fun, festive and memorable dining experience, we believe we are well-positioned to continue to benefit from this expected increase in food consumed away from home.

•	The large and growing teen population. According to a January 2000 study conducted by the United States Census Bureau, the teen segment of the population, persons 12 to 19 years old, is expected to grow 36.6% faster than the overall population from 31.6 million in 2000 to 33.6 million by 2005. Given that our concept attracts a significant number of teens and tweens, we believe we will continue to benefit from the strong growth in this segment of the population.

We believe these and other lifestyle and demographic trends will continue to be favorable to us and offer us strong opportunities for future restaurant expansion.

Unit level economics

In 2003, our comparable company-owned restaurants generated average sales of just over $3.0 million. The average cash investment cost for our free-standing restaurants opened in 2003 was $2.0 million, excluding pre-opening costs, which averaged $178,600 per restaurant, and land.

Our existing restaurants range in size from 3,800 square feet to 10,700 square feet. Our prototype restaurant is typically a free-standing building with approximately 6,350 square feet, approximately 200 seats and a patio. Based on this prototype, we expect that our average cash investment cost for our free-standing restaurants in 2004 will be $2.1 million, excluding pre-opening costs, which we estimate will average $187,000 per restaurant, and land.

Expansion strategy and site selection

We are pursuing a disciplined growth strategy that includes the addition of company-owned and franchised restaurants. Our restaurant expansion strategy focuses primarily on further penetrating existing markets with a cluster strategy and selectively entering into new markets. We believe this clustering strategy enables us to gain operating efficiencies, increase brand awareness and enhance convenience and ease of access for our guests, all of which we believe leads to significant repeat business. For example, clustering enables us to reduce costs associated with regional supervision of restaurant operations. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified team members is enhanced in markets in which our brand is well known.

We believe that our site selection strategy is critical to our success and we devote substantial time and effort to evaluating each site. Our site selection criteria focus on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic and a highly visible site.

In order to maximize our market penetration potential, we have developed a flexible physical site format that allows us to operate in a range of real estate venues located near high activity areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. Approved sites generally have a population of at least 70,000 people within a three-mile radius and at least 100,000 people within a five-mile radius. Sites generally require a strong daytime and evening population, adequate parking and a visible and easy entrance and exit.

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

With the exception of the 16 sites for which we own the real estate, we operate our restaurants under leases. Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective. We believe that our unique guest demographic mix provides us with a major competitive advantage in securing sites. Our long-standing relationships with several major retail developers and owners and our favorable demographics afford us the opportunity to negotiate additional sites in their new developments.

Restaurant locations

We believe that there are significant opportunities to grow our concept and brand on a nationwide basis, and we continue to believe that our concept and brand can support as many as 820 additional company-owned or franchised restaurants throughout the United States.

In 2003, we opened 18 new company-owned restaurants and assumed operations of one existing franchise restaurant. In 2004, we expect to open 20 to 22 new company-owned restaurants. In 2003, our franchisees opened ten new restaurants, and we believe our franchisees will open an additional 15 to 17 new franchise restaurants in 2004.

We currently have 118 company-owned restaurants and 107 franchised restaurants in 27 states and two Canadian provinces as shown in the table below:

	Number of Restaurants
	Company- Owned	Franchised	Total
Alaska	—	2	2
Arizona	6	3	9
California	35	16	51
Colorado	18	—	18
Connecticut	—	1	1
Idaho	—	3	3
Illinois	—	5	5
Indiana	1	1	2
Kansas	—	1	1
Maryland	5	—	5
Michigan	—	10	10
Minnesota	—	3	3
Missouri	3	1	4
Montana	—	1	1
Nebraska	3	—	3
Nevada	3	1	4
New Jersey	—	1	1
New Mexico	—	2	2
Ohio	7	1	8
Oklahoma	2	—	2
Oregon	11	3	14
Pennsylvania	1	8	9
Texas	—	6	6
Utah	—	4	4
Virginia	6	—	6
Washington	17	12	29
Wisconsin	—	2	2

Total United States	118	87	205

Canada	—	20	20

Total	118	107	225

Menu

Our menu features our signature product, the gourmet burger, which we define as “anything that can go in, on or between two buns.” We make our gourmet burgers from beef, chicken, veggie, pot roast, pork, fish and turkey, and serve them in a variety of recipes. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard dressing, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. For example, one of our signature creations, the Banzai Burger, is marinated in teriyaki and topped with grilled pineapple, cheddar cheese, lettuce, tomato and mayonnaise.

In addition to gourmet burgers, which accounted for approximately 45.4% of our total food sales in 2003, we serve an array of other food items that are designed to appeal to a broad group of guests, including a variety of salads, soups, appetizers, other entrees such as carnitas fajitas, pastas and desserts. One of our top selling non-burger menu items is the Crispy Chicken Tender Salad, which features crisp greens topped with lightly fried chicken breast, hard-boiled egg, diced tomato, cheddar cheese, bacon bits and green onion served with house bread and a choice of dressing. We serve all of our burgers and sandwiches with “bottomless” french fries. Our guests can also choose from a wide variety of beverages, including Pepsi products, smoothies, monster milkshakes, our proprietary Strawberry Ecstasy and our signature Mad Mixology® alcoholic and non-alcoholic specialty beverages, including our Freckled Lemonade.

All of our menu items are prepared to order in our restaurants. The food items currently on our menu range in price from $2.99 to $11.99, with a per person average check of approximately $10.00, including beverages. Sales of alcoholic beverages represented approximately 8.2% and sales of non-alcoholic beverages represented 13.2% of total restaurant sales in 2003.

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

We use many industry standard techniques to measure our guests’ experiences at our restaurants. These include comment cards, mystery shoppers, internet feedback, market area and in-restaurant consumer research. We also employ several additional techniques at the restaurant level, including a “systems check” performed each week by our general managers to track and measure our guests’ experiences. This “systems check” evaluates our speed of service, our food preparation times and our seating utilization for each week. The key measurement criteria evaluated in our “systems check” contribute to our ability to give our guests the “gift of time.” We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute experience at dinner. Our regional operations directors utilize these and other reports to determine which restaurants in their region may need additional support to address any problems.

Marketing and advertising

During 2003, we spent an aggregate of 3.2% of restaurant sales on marketing efforts. Of this amount, we spent 0.7% of restaurant sales on major media initiatives such as television commercials, radio advertisements and free-standing inserts in newspapers and other print media. We expect to continue investing a similar percentage of restaurant sales in marketing efforts in the future, primarily in connection with driving comparable restaurant sales and new restaurant openings.

Our marketing strategy focuses on: 1) driving comparable restaurant sales through attracting new guests and increasing the frequency of visits by current guests; 2) supporting new restaurant openings to achieve their sales and profit goals; and 3) communicating a unique, powerful, and consistent brand. We accomplish these objectives through four major marketing initiatives.

In-restaurant marketing

We spend a significant portion of our marketing funds communicating with our guests while they are in our restaurants. The core of our strategy revolves around keeping our menu items fresh, with innovative gourmet burgers and other offerings. Three times per year we promote at least one new burger and one new non-burger item. These items are featured along with one of our gourmet beef burgers on table tents and other printed materials throughout our restaurants. This strategy focuses on highlighting both our core menu burgers along with new burgers and other food items and beverages. The goal is to create variety and excitement for our guests, which we believe drives frequency of visits.

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

Local restaurant marketing

We believe we are a wholesome, values-focused leader in family casual dining. With our focus on women, teens and tweens, we have a unique opportunity to market our restaurants locally. We reach out to schools, churches, charities, and community organizations to build brand awareness within the communities that we serve.

Advertising

Although our restaurant concept is not media driven, we do spend a limited amount of our marketing dollars in select markets on various media advertising, including radio, free-standing newspaper inserts and other print media and outdoor billboards and other signage to build brand awareness. Our media advertisements emphasize our gourmet burger passion and showcase key gourmet burgers. We also build and reinforce our brand in all internal and external visual advertising by highlighting the distinctive features of our red, black and yellow logo.

Operations

Restaurant management

Our restaurant operations are divided into four distinct geographic regions, which are overseen by a senior regional operations director who reports to our vice president of restaurant operations. In general, each geographic region contains three to four regional operations directors, one to two regional recruiters, a regional training manager and one to two regional kitchen managers. Our regional directors oversee five to eight company-owned restaurants each, which we believe enables them to better support the general managers and achieve sales and cash flow targets for each restaurant within their region. In addition, the regional operations directors invest up to 10% of their time on franchised operations in their respective regions.

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

We employ several additional operational tools, for example, each week every general manager performs a “systems check” which tracks and measures our guests’ experiences based upon key criteria. This “systems check” evaluates our speed of service, our food preparation times and our seating utilization for each week. Our regional operations directors utilize these and other reports to determine which restaurants in their region may need additional support to address any problems.

Training

We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants. Each location has eight to ten certified trainers who provide classroom and on-the-job instruction for new team members. All of our trainers participate in an eight-hour training seminar on good training skills, which provides them with knowledge and tactics to enable them to be better trainers and coaches. We provide all new team members with complete orientation and one-on-one training for their positions to ensure they are able to meet our high standards. All of our new team members are trained by partnering with a certified designated trainer to assure that the training and information they receive is complete and accurate. Team members are certified for their positions by passing a series of tests.

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

When we open a new restaurant, we provide training to team members in each position to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. Prior to opening a new restaurant, our dedicated training and opening team travels to the location to prepare for an intensive seven-day training program for all team members hired for the new restaurant opening. Part of the training team stays on-site during the first week of operation and an additional team of training support arrives for on-site support during the second and third weeks. We believe this additional investment in our new restaurants is important, because it helps us provide our guests with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of new team members.

Recruiting and retention

We seek to hire experienced general managers and team members. We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance and stock options for general managers. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement, as well as significant performance-based incentives tied to sales, profitability, certain qualitative measures and length of service at one of our restaurant locations. For example, we provide our general managers with the use of a Jeep Wrangler for two years if they increase restaurant sales in a single restaurant by 15.0% for four consecutive quarters. If this increase is maintained for eight consecutive quarters, we give the manager outright title to the Jeep Wrangler. We also provide various other incentives, including vacations, car allowances and quarterly sales and profit bonuses. Our most successful general managers are eligible for promotion to training general manager status and are entitled to receive more lucrative compensation packages based on various performance criteria. We also provide monetary rewards for general managers who develop future managers for our restaurants.

Restaurant franchise and licensing arrangements

We currently have 23 franchisees that operate 107 restaurants in 22 states and two Canadian provinces. We currently have 17 exclusive franchise development arrangements with our 23 franchisees who are currently operating franchised restaurants. Our two largest franchisees are Red Robin Restaurants of Canada, Ltd., with 20 restaurants throughout Alberta and British Columbia, Canada, and Top Robin Ventures, Inc., with 15 restaurants in Southern California. In 2003, our franchisees opened ten new restaurants and we expect our franchisees to open 15 to 17 additional new restaurants in 2004. The success of our current franchisees and the popularity of our concept have created significant interest by potential franchisees. In 2003, we added four new franchisees who have committed to develop 25 new restaurants in the future.

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

Under our current form of area development agreement, we collect a $10,000 area development fee for each restaurant the franchisee agrees to develop at the time we enter into the area development agreement. When a franchisee opens a new restaurant, we collect an additional franchise fee of $25,000. We may charge lower area development fees and franchise fees for existing franchisees. Area development fees and franchise fees are recognized as income when all material obligations of and initial services to be provided by us have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred income, a liability. Our current form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted restaurant sales.

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

•	Selection process. We generally select franchisees that are experienced, well capitalized, multi-unit restaurant operators or who have demonstrated the ability to raise capital and rapidly grow a multi-unit retail or service organization. During the selection process, we conduct comprehensive background, financial, and reference checks on all candidates. Key department heads will typically meet with each franchisee candidate and often visit their current business operations to assess his or her level of relevant expertise. References are obtained from the candidates as well as through industry sources, such as former suppliers, executives, managers or other business associates. We will generally not grant development rights for the development of a single restaurant.

•	Development and operations. After a franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with Red Robin systems and procedures. During the development phase, we assist in the selection of restaurant sites and the development of prototype and building plans, including all required changes by local municipalities and developers. After construction is completed, we review the building for compliance with our standards and provide eight trainers to assist in the opening of the restaurant. We advise the franchisee on menu, management training, and equipment and food purchases. At least once a year, we review all menu items and descriptions to ensure compliance with our requirements and standards. We require all suppliers of ground beef, if different than ours, to pay for and pass an annual inspection performed by third party auditors. Finally, on an ongoing basis, we conduct brand equity reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Reviews are conducted by seasoned operations teams, last approximately two to three days, and focus on seven key areas including health, safety, brand foundation, and execution proficiency.

To continuously improve our operations, we maintain a franchise marketing advisory council, a franchise business advisory council and a food and beverage committee. The councils provide advice to us regarding operations and consist of three franchisee representatives and three members of our senior management. The food and beverage committee, which is also comprised of three franchisee representatives and three members of our senior management team, helps determine which items are selected for menu testing and which items will be featured in future promotions. In addition, several times each year we solicit feedback and insights on specific topics from the broad group of franchisees and then get together with them to discuss and share their insights. These gatherings are an effort to attain a high level of franchisee buy-in and to assure the system is evolving in a positive direction through the exchange of best practices.

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

With the data provided by our information systems, we can report daily, weekly and period-to-date numbers on an automated daily report that is delivered electronically to our restaurants and our field personnel. On a weekly and a periodic basis, we issue other electronic reports that provide comparative data regarding food, labor and other cost information. Our information systems also enable us to automatically post restaurant-level data, such as restaurant sales, cash and credit card receipts and promotion usage into our corporate accounting software. We also use our information systems to capture information regarding our payroll and the status of new and existing team members. Specifically, we use Menulink, a Windows-based product, to perform our restaurant-level bookkeeping, electronic ordering and food cost and management functions. Our Aloha Technologies point-of-sale system facilitates the supply of data to Menulink and also assists with labor scheduling and credit card authorizations. We have developed several in-house products to assist with our information systems. Our Scheduling Team Members and Reporting System, or STaRs, helps our managers schedule the optimal amount of team members at any time. We believe these systems enable both restaurant-level and corporate-level management to adequately supervise the operational and financial performance of our restaurants as necessary to support our planned expansion.

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

We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food ingredients, supplies and other products. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing team generally negotiates fixed price contracts with terms of between one month and one year or monthly commodity pricing formulas. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s kitchen manager determines the restaurant’s daily usage requirements for food ingredients, products and supplies. The kitchen manager orders accordingly from approved local suppliers and our national master distributor and all deliveries are inspected to ensure that the items received meet our quality specifications and negotiated prices. Our current contract with SYSCO ends on June 30, 2004, however, we are negotiating terms for a new agreement that we believe will be formally executed prior to the end of the current agreement. We do not expect that there will be any disruption of service to our restaurants as a result of these negotiations. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

Team members

As of March 1, 2004, we had just over 11,000 employees, whom we refer to as team members, consisting of approximately 10,900 team members at company-owned restaurants and 135 team members at our corporate headquarters and in our regional offices. During our higher volume summer months, we experience an increase in the number of hourly team members in our restaurants of approximately 10.0%. None of our team members is covered by any collective bargaining agreement. We consider our team member relations to be good.

Competition

The restaurant industry is highly competitive. We compete on the basis of the taste, quality, price of food offered, guest service, ambiance, location and overall dining experience. We believe that our guest demographics, our gourmet burger concept, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains, and some have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and team members.

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

Available Information

We maintain a website, http://irpage.com/rrgb/, where we make available, free of charge, our Securities and Exchange Commission filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are providing the address to our website solely for the information of investors. Information contained on our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

Executive officers

The following table sets forth information about our executive officers and other key officers as of March 1, 2004:

Name	Age	Position
Executive Officers:
Michael J. Snyder	54	Chairman of the Board, Chief Executive Officer, President
James P. McCloskey	53	Chief Financial Officer
Michael E. Woods	54	Senior Vice President of Franchise Development
Robert J. Merullo	49	Senior Vice President of Restaurant Operations
Todd A. Brighton	46	Vice President of Development
Eric C. Houseman	36	Vice President of Restaurant Operations

Other Key Officers:
G. Dwayne Chambers	38	Vice President of Marketing
John W. Grant	56	Vice President and General Counsel
Jeffrey T. Neely	42	Vice President of Franchise Operations
Charles K. Dusenberry II	50	Vice President of Design and Construction
Robert F. Fix	51	Vice President of Franchise Sales
Douglas D. Gammon	57	Vice President of Human Resources
Lisa A. Dahl	45	Vice President and Controller
Robert K. Jakoby	38	Vice President of Management Information Systems
Ray S. Masters	44	Vice President of Purchasing
Scott A. Schooler	36	Vice President of Food and Beverage

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

G. Dwayne Chambers. Mr. Chambers joined us in August 2003 as our vice president of marketing with responsibility for marketing, advertising, media buying and public relations. From July 1999 to May 2003, Mr. Chambers served as vice president of marketing for Sonic Drive Ins. From May 1987 to June 1999, Mr. Chambers served in various positions including vice president at Moroch and Associates in Dallas, where he directed the agency’s McDonald’s account.

John W. Grant. Mr. Grant joined us in January 1995 as our director of real estate and legal and was promoted to vice president and general counsel in August 1996. From December 1993 to December 1994, Mr. Grant was self-employed as an attorney in Santa Barbara, California.

Jeffrey T. Neely. Mr. Neely joined us in November 2003 as our vice president of franchise operations. From February 2000 to October 2003, Mr. Neely served as senior director of franchise and license operations at Einstein & Noah Bagel Corporation. From September 1989 to January 2000, Mr. Neely served as president and chief executive officer of Domino’s Pizza Neely Enterprises of Wichita.

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

Douglas D. Gammon. Mr. Gammon joined us in November 2003 as our vice president of human resources. From March 1997 to October 2003, Mr. Gammon served as senior vice president of human resources and people development at Taco Cabana, Inc. From December 1989 to March 1997, Mr. Gammon served as vice president of human resources at Marriott International. Mr. Gammon has served as past president for the Council of Hotel and Restaurant Trainers.

Lisa A. Dahl. Ms. Dahl joined us in March 1997 as our corporate controller and was promoted to vice president in January 2003. Prior to joining us, Ms. Dahl was an accounting director for Vicorp Restaurants. Ms. Dahl is a certified public accountant and has served as chairperson for the National Restaurant Association Finance Executive Group.

Robert K. Jakoby. Mr. Jakoby joined us in March 1997 as manager of restaurant systems, was later promoted to director of management information systems and was most recently promoted to vice president of management information systems and chief information officer in January 2004. From May 1993 to March 1997, Mr. Jakoby was store systems project manager for Boston Chicken, Inc. Mr. Jakoby currently serves as chairman of the National Restaurant Association MIS executive study group and also serves on the Nation’s Restaurant News Foodservice Technology Advisory Board.

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

Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants. Over the past several years, financing has been difficult to obtain for some small operators. Should these conditions continue, the lack of adequate availability of debt financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

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

Our operations are susceptible to changes in food availability and cost which could adversely affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food costs. We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food ingredients, supplies and other products. Any increase in distribution prices or failure to perform by SYSCO could cause our food costs to increase. There also could be a significant short-term disruption in our supply chain if SYSCO failed to meet our distribution requirements or our relationship was terminated at the end of the contract term on June 30, 2004 or earlier by SYSCO upon breach or material deterioration of our financial position. We are currently negotiating terms for a new agreement with SYSCO, however there are no assurances that we will be able to reach an agreement to continue our relationship with SYSCO on terms similar to our existing contract. Failure to negotiate a new contract with SYSCO could cause disruption of service to our restaurants, which would have a negative impact on our financial position and results of operations.

Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. Chicken represented approximately 18.3% and beef represented approximately 9.1% of our food purchases in 2003. We enter into annual contracts with our beef and chicken suppliers. Our contracts for chicken are fixed price contracts. Our contracts for beef are generally based on current market prices plus a processing fee. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a “value-priced” product, we may not be able to pass along price increases to our guests.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new restaurant openings and related expenses;

•	restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter, and pre-opening costs;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	franchise development costs;

•	increases and decreases in comparable restaurant sales;

•	impairment of long-lived assets, including goodwill, and any loss on restaurant closures;

•	changes in borrowings and interest rates;

•	general economic conditions;

•	changes in consumer preferences and competitive conditions;

•	fluctuations in food and commodity prices; and

•	fluctuations in costs attributable to public company compliance costs, including Sarbanes-Oxley Act related costs.

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

A decline in visitors to any of the regional malls, lifestyle centers, big box shopping centers and entertainment centers near the locations of our restaurants could negatively affect our restaurant sales.

Our restaurants are primarily located near high activity areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. If visitors to these centers decline due to economic conditions, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.

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

Approximately 76.0% of our company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

We currently operate a total of 90 company-owned restaurants in the Western United States. As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the Western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risks related to the restaurant industry

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations.

Our restaurants feature burgers, salads, soups, appetizers, other entrees such as carnitas fajitas and pasta, desserts and our signature Mad Mixology® alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future profitability. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. While burger consumption in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy team members. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business. Additionally, competition for qualified team members could require us to pay higher wages to attract sufficient team members, which could result in higher labor costs. Most of our employees are paid on an hourly basis. These employees are paid in accordance with applicable minimum wage regulations. Accordingly, any increase, whether state or federal, could have a material adverse impact on our business.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits such as those to be imposed by recently enacted legislation in California, increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

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

As a participant in the restaurant industry, we are sometimes the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Recently, the restaurant industry also has been subject to an increase in claims that the menus and practices of restaurant chains have led to the obesity of some guests. Adverse publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees. Further, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

Our success depends on our ability to compete effectively in the restaurant industry.

Competition in the restaurant industry is increasingly intense. We compete on the basis of the taste, quality, and price of food offered, guest service, ambiance and overall dining experience. We believe that our operating concept, attractive dining value and quality of food and guest service, enable us to differentiate ourselves from our competitors. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets, to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. Many of our competitors are well established in the casual dining market segment and some of our competitors have substantially greater financial, marketing and other resources than do we.

Risks related to our company

Our ability to utilize our revolving credit agreement and our ability to raise capital in the future may be limited, which could adversely impact our business.

Our revolving credit agreement contains a number of restrictive covenants that limit our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. Our revolving credit agreement also requires us to maintain compliance with specified financial ratios and tests. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. In addition, because our revolving credit agreement expires in May 2006, we cannot give any assurance that we will be able to renew this agreement at or prior to that time.

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

Our stock price may be volatile.

The market for equity securities has been extremely volatile. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future; and

•	the addition or departure of key personnel.

Our common stock began trading on July 19, 2002, and prior to this date there was no public market for shares of our common stock. The stock market has experienced significant price and volume fluctuations. Fluctuations or decreases in the trading price of our common stock may adversely affect stockholders’ ability to trade their shares. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management’s attention and resources that would otherwise be used to benefit the future performance of our operations.

Some of our stockholders could exert significant influence or control over us, and may not make decisions that are in the best interests of all stockholders.

As of March 2, 2004, Quad-C, through its affiliates, owns approximately 13.3% of our outstanding common stock and Mike Snyder owns approximately 9.4% of our outstanding common stock. Our officers, directors and principal stockholders, i.e., stockholders holding more than 5.0% of our common stock, including Quad-C and Mike Snyder, together hold approximately 26.6% of our outstanding common stock. These stockholders, acting individually or together, could exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders. Also, the interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders. Accordingly, Quad-C, Mike Snyder and these other stockholders could cause us to enter into transactions or agreements that our other shareholders might not approve. Our certificate of incorporation and bylaws require a 66 2/3% supermajority vote of our stockholders only to remove a director or to amend specified provisions of our certificate of incorporation or bylaws.

Provisions in Delaware law and our charter may prevent or delay a change of control, even if that change of control may be beneficial to our stockholders.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in business combinations with any stockholder, including all affiliates and associates of the stockholder, who owns 15.0% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15.0% or more of the corporation’s voting stock unless specified conditions are met.

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

ITEM 2. Properties

We currently lease the majority of our company-owned restaurant facilities under operating leases with remaining terms ranging from one to 25 years. Some of our leases contain options permitting us to renew our lease for additional years at then prevailing market rates. The majority of our leases include both minimum rent and percentage-of-sales rent provisions.

We own real estate for 16 company-owned restaurants located in Mesa, Peoria, and Prescott, Arizona; Moreno Valley and Yuba City, California; Castle Rock and Highlands Ranch, Colorado; Columbia, Maryland; St. Peters, Missouri; North Olmstead and Westchester, Ohio; Oxford Valley, Pennsylvania; Fairlakes, Glen Allen (Richmond) and Potomac Mills, Virginia; and Issaquah, Washington.

We own properties in Fayetteville, Arkansas and Chagrin Highlands, Ohio where we plan to develop new company-owned restaurants. In addition, we own one property in Lake Howell, Florida and a second property in Grapevine, Texas, both of which we lease to others. See “Restaurant Locations” under Item I for additional details regarding our restaurants.

We lease approximately 1,500 square feet of regional office space in Seattle, Washington, under an agreement expiring in October 2005. In addition, we lease approximately 2,900 square feet of regional office space in Tustin, California, under an agreement expiring in December 2007. The Tustin lease includes an option to extend for five years.

Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expired in January 2004. We have extended the lease on our current headquarters through April 30, 2004, with an option to terminate early on March 31, 2004 if we so chose. On December 9, 2003 we entered into a lease for a new headquarters office near our existing corporate headquarters, for a 7-year term commencing in April 2004. We do not expect to suffer any business interruption resulting from our relocation.

ITEM 3. Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are generally covered by insurance policies, has had a material effect on us, and as of the date of this filing, we are not a party to any litigation that we believe would have a material adverse effect on our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The Nasdaq Stock Market’s National Market under the symbol RRGB. The table below sets forth the high and low per share sales prices for our common stock as reported by The Nasdaq Stock Market’s National Market. Our initial public offering became effective in July 2002. There was no established public trading market for our common stock prior to that date.

	Sales Price
	High	Low
2003
4th Quarter	$31.71	$25.07
3rd Quarter	27.05	20.95
2nd Quarter	22.66	14.50
1st Quarter	15.69	11.50
2002
4th Quarter	$14.28	$9.27
3rd Quarter	13.20	9.76

As of March 1, 2004, there were approximately 2,300 holders of our common stock.

Dividends

We did not declare or pay any cash dividends on our common stock during 2003 or 2002. We currently anticipate that we will retain any future earnings for the operation and expansion of our business. In addition, our revolving credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans under the caption “Equity Compensation Plan Information” in our 2004 proxy statement is hereby incorporated by reference.

Issuer Purchases of Equity Securities

We did not repurchase any of our registered securities during fourth quarter 2003.

ITEM 6. Selected Financial Data

The following table contains selected consolidated financial and operating data. The statement of income, cash flow and balance sheet data for each year has been derived from our consolidated financial statements, which have been audited by independent auditors. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended
	2003	2002	2001	2000(1)	1999
	(in thousands, except per share data, restaurant-related data and footnotes)
Statement of Income Data:
Revenue:
Restaurant	$318,878	$265,518	$214,963	$180,414	$121,430
Franchise royalties and fees	9,320	8,565	9,002	8,247	8,249
Rent revenue	409	327	520	509	333

Total revenues	328,607	274,410	224,485	189,170	130,012
Costs and expenses:
Restaurant operating costs:
Cost of sales	75,172	61,084	50,914	43,945	30,159
Labor	112,872	94,030	74,854	64,566	43,504
Operating	48,085	40,428	33,195	27,960	19,429
Occupancy	21,637	18,095	14,785	11,519	7,998
Restaurant closures and impairment	—	1,133	36	1,302	(330)
Depreciation and amortization (2)	16,126	12,883	10,491	8,237	5,394
General and administrative	22,022	20,260	16,845	17,116	13,434
Franchise development	2,848	3,256	3,704	3,386	2,508
Pre-opening costs	3,165	1,879	921	2,506	771
Gain on lease buy-out	—	(945)	—	—	—
Impairment of property held for sale	—	150	—	—	—

Total costs and expenses	301,927	252,253	205,745	180,537	122,867

Income from operations	26,680	22,157	18,740	8,633	7,145
Other (income) expense:
Interest expense (1)	2,974	5,769	7,850	6,482	4,156
Interest income	(341)	(398)	(746)	(742)	(186)
Loss on extinguishment of debt	258	4,336	—	—	—
Other	(14)	105	190	19	391

Total other expenses	2,877	9,812	7,294	5,759	4,361

Income before income taxes	23,803	12,345	11,446	2,874	2,784
(Provision) benefit for income taxes (3)	(8,069)	(4,081)	(3,722)	12,557	1,596

Net income (3)	$15,734	$8,264	$7,724	$15,431	$4,380

Net income per common share (3)
Basic	$1.04	$0.67	$0.77	$2.07	$1.47

Diluted	$1.02	$0.65	$0.75	$2.07	$1.47

Shares used in computing net income per common share
Basic	15,182	12,278	10,085	7,444	2,971

Diluted	15,465	12,660	10,236	7,444	2,971

	Fiscal Year Ended
	2003(1)	2002(1)	2001	2000(1)	1999
	(in thousands, except per share data, restaurant-related data and footnotes)
Balance Sheet Data:
Cash and cash equivalents	$4,871	$4,797	$18,992	$8,317	$5,176
Total assets (1) (2)	210,213	169,626	154,441	141,184	70,706
Long-term debt, including current portion (1)	37,628	39,980	80,088	78,413	66,120
Total stockholders’ equity (deficit) (1)	$133,641	$98,989	$46,978	$39,773	$(14,861)

Cash Flow Data:
Net cash provided by operating activities	$39,935	$29,114	$25,762	$8,184	$7,339

Selected Operating Data:
Average annual comparable restaurant sales (4)	$3,045	$2,982	$3,066	$2,896	$2,664
Comparable restaurant sales increase (4)	4.1%	1.8%	1.8%	7.1%	5.8%
Company-owned restaurants open at end of period	115	96	77	73	46
Franchised restaurants open at end of period	103	98	105	91	98

(1)	In July 2002, we received proceeds of $42.8 million, net of related offering costs, from our initial public offering of common stock. These proceeds, along with borrowings from our revolving credit agreement, were used to repay $55.0 million of borrowings then outstanding. In November 2003, we received proceeds of $18.0 million, net of related offering costs, from a secondary offering of common stock. These proceeds were used to repay $18.0 million of borrowings outstanding under our revolving credit agreement.

In May 2000, we purchased all of the outstanding capital stock of one of our largest franchisees, The Snyder Group Company, for $23.7 million, plus liabilities assumed of $20.0 million, thereby acquiring 14 restaurants. In addition, in May 2000, we sold 4,310,344 shares of our common stock to affiliates of Quad-C for $25.0 million. The proceeds were used to pay off debentures and promissory notes, as well as pay down bank debt and fund new restaurant construction. These transactions significantly changed our capital structure

(2)	We ceased amortizing goodwill as of the beginning of 2002 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
(3)	Net income in 2000 included a benefit for income taxes of $12.6 million and net income in 1999 included a benefit for income taxes of $1.6 million, in each case as a result of the reversal of previously recorded deferred tax asset valuation allowance. Due to our improved profitability, the deferred tax asset valuation allowance was reversed because it became more likely than not that the deferred tax asset would be realized in the future.
(4)	During first quarter 2003, we changed our method of calculating company-owned comparable restaurant sales. Under our new method, restaurants become comparable in the first period following five full quarters of operations. Throughout this annual report on Form 10-K, we present company-owned comparable restaurant sales using the new method for all periods presented.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in “Risk Factors” under Item 1 and elsewhere in this annual report on Form 10-K. This section includes the following discussions:

•	Overview

•	Change in Method of Calculating Comparable Restaurant Sales

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Inflation

•	Critical Accounting Policies and Estimates

•	Recent Accounting Developments

•	Forward-Looking Statements

Overview

Red Robin is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. We currently own and operate 118 casual dining restaurants under the name “Red Robin® America’s Gourmet Burgers & Spirits®” in 14 states and have 107 additional restaurants operating under franchise or license agreements in 22 states and two Canadian provinces. During 2003, we opened 18 new company-owned restaurants and assumed operations of one existing franchise restaurant. Ten new franchise restaurants were opened during 2003.

Our fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 are referred to as 2003, 2002 and 2001, respectively. Each year presented included 52 weeks. We also refer to our fiscal year ending December 26, 2004, as 2004.

Change in Method of Calculating Comparable Restaurant Sales

During 2003, we changed our method of calculating company-owned comparable restaurant sales. Under our new method, restaurants become comparable in the first period following five full quarters of operations. Prior to this change, our restaurants became comparable in the first period following the first full fiscal year of operations. We believe the new method of calculating comparable restaurant sales is a more meaningful measure given our accelerated new restaurant unit growth, and that our new methodology is more in line with industry practices. Throughout this annual report on Form 10-K, we present company-owned comparable restaurant sales using the new method for all periods presented.

The ten restaurants that we acquired from two franchisees during first quarter 2002 were also included as comparable restaurants for 2003. These restaurants had been open an average of 7.8 years as of the beginning of 2003, and as a result we believed it was more meaningful to include the acquired restaurants in our calculation of comparable restaurant sales. Including the acquired restaurants, our company-owned comparable restaurant sales for 2003 increased 4.1% over 2002. Had we not included these ten restaurants, comparable restaurant sales for 2003 would have increased 4.4% over 2002.

Results of Operations

Our operating results for each fiscal year presented below are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2003	2002	2001
Revenues:
Restaurant	97.1%	96.8%	95.8%
Franchise royalties and fees	2.8	3.1	4.0
Rent revenue	0.1	0.1	0.2

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	23.6	23.0	23.7
Labor	35.4	35.4	34.8
Operating	15.1	15.2	15.4
Occupancy	6.8	6.8	6.9
Restaurant closures and impairment	—	0.4	—

Total restaurant operating costs	80.8	80.8	80.8
Depreciation and amortization	4.9	4.7	4.7
General and administrative	6.7	7.4	7.5
Franchise development	0.9	1.2	1.6
Pre-opening costs	1.0	0.7	0.4
Gain on lease buy-out	—	(0.3)	—
Impairment of real estate held for sale	—	0.1	—

Income from operations	8.1	8.1	8.3

Other (income) expense:
Interest expense	0.9	2.1	3.5
Interest income	(0.1)	(0.1)	(0.3)
Loss on extinguishment of debt	0.1	1.6	—
Other	—	—	0.1

Total other expenses	0.9	3.6	3.2
Income before income taxes	7.2	4.5	5.1
Provision for income taxes	(2.4)	(1.5)	(1.7)

Net income	4.8%	3.0%	3.4%

2003 compared to 2002

Total revenues. Total revenues increased by $54.2 million, or 19.8%, to $328.6 million, from $274.4 million, due primarily to a $53.4 million increase in restaurant revenues. The increase in restaurant revenues was due to $28.1 million of revenues from 18 new restaurants opened and the one franchise restaurant we assumed operation of during 2003, $13.6 million in additional revenues from the non-comparable restaurants that we opened in 2002, $1.7 million related to a full year of revenues for the ten restaurants we acquired from two franchisees during first quarter 2002 and $10.0 million from comparable restaurant sales increases of 4.1%. The increase in comparable restaurant sales was driven by an increase in guest counts of 4.0% and an increase in the average guest check of 0.1%.

Franchise royalties and fees increased $754,600, or 8.8%, to $9.3 million from $8.6 million. Franchise royalties increased $603,700, or 7.2%, to $9.0 million, from $8.4 million, due to an increase in royalties attributable to new franchise restaurants, comparable U.S. franchise restaurant revenues increases of 3.7%, and an increase in royalties from our Canadian franchisee primarily due to more favorable currency exchange rates. Royalties from the ten new franchise restaurants opened during 2003 were partially offset because four franchise restaurants closed and we assumed the operations of one additional franchise restaurant in April 2003. Franchise fees increased $150,900, or 91.0%, to $316,700, from $165,800, because ten franchise restaurants were opened in 2003 compared to five in 2002.

Cost of sales. Cost of sales increased by $14.1 million, or 23.1%, to $75.2 million, from $61.1 million, due primarily to more restaurants being operated during 2003. Cost of sales as a percentage of restaurant revenues increased 0.6%, to 23.6%, from 23.0%. Overall, the increase as a percentage of restaurant revenues was attributable to increases in certain food costs during 2003, including gourmet breads, hamburger, produce and pork. In addition, we experienced a slight increase as a percentage of restaurant revenues because of a shift in product mix at our comparable restaurants towards salads. To help offset increased commodity price pressure, we implemented a menu price increase in January 2004.

Labor. Labor expenses increased by $18.9 million, or 20.0%, to $112.9 million, from $94.0 million, due primarily to more restaurants being operated in 2003. Overall, labor expense as a percentage of restaurant revenues was 35.4% in 2003 and 2002. Labor as a percentage of restaurant revenues was 35.1% at our comparable restaurants and 37.1% at our non-comparable restaurants. Total wages as a percentage of restaurant revenues decreased 0.7% during 2003, due to improvements in controllable labor and floor supervisory wages at our non-comparable restaurants and the ten restaurants we acquired in 2002. However, these improvements were entirely offset by an increase of 0.4% for self-insured workers’ compensation expenses, 0.2% for bonus expenses and 0.1% for payroll tax expenses. The increase in bonus expenses was primarily due to higher bonuses earned as a result of improved comparable restaurant sales. Our workers’ compensation expense increased during 2003 due to a combination of higher claims experienced and higher per claim costs. We cannot predict with certainty whether or not our workers’ compensation expense will continue to increase in 2004.

Operating. Operating expenses increased by $7.7 million, or 18.9%, to $48.1 million, from $40.4 million, due primarily to more restaurants being operated in 2003. Operating expenses as a percentage of restaurant revenues decreased 0.1%, to 15.1%, from 15.2%. We believe the improvement as a percentage of restaurant revenues was due in part to our 4.1% increase in comparable restaurant sales and the discontinuance of one of our marketing funds midway through first quarter 2003, for which we had previously contributed 0.3% of restaurant revenues. These improvements were partially offset by higher utilities, paper packaging costs, telecommunications charges and credit card processing fees. Based on recent trends, we anticipate potentially significant increases in natural gas and electricity expenses during 2004. However, at this time, we cannot forecast the impact these increases may have on operating expenses.

Occupancy. Occupancy expenses increased by $3.5 million, or 19.6%, to $21.6 million, from $18.1 million, due primarily to more restaurants being operated in 2003. Occupancy expense as a percentage of restaurant revenues was 6.8% in 2003 and 2002. Occupancy expense as a percentage of restaurant revenues at our comparable restaurants was 7.1%, compared to 6.9% the prior year. This increase was driven by higher occupancy expense as a percentage of restaurant revenues at the ten restaurants we acquired in 2002, partially offset by leverage gained from improvement in our comparable restaurant sales. Occupancy expense as a percentage of restaurant revenues at our non-comparable restaurants was 5.2%, which is lower than our comparable restaurants due to the fact that we own, or have ground leases, on a greater percentage of our non-comparable restaurants as compared to our comparable restaurants.

Restaurant closures and impairment. We recorded a $1.1 million non-cash impairment charge in 2002 to fully write-down all of the long-lived assets related to one restaurant, which we continue to operate.

Depreciation and amortization. Depreciation and amortization increased $3.2 million, or 25.2%, to $16.1 million, from $12.9 million. The increase was primarily due to the addition of 18 new restaurants opened in 2003 and a full year of depreciation related to the ten restaurants we opened during 2002. Depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 4.9%, from 4.7%. The increase as a percentage of total revenues is primarily a result of higher depreciation per restaurant on our newer restaurants.

General and administrative. General and administrative expenses increased by $1.8 million, or 8.7%, to $22.0 million, from $20.2 million, generally due to additional headcount, higher salaries and related costs attributable to operating more company-owned restaurants and to costs associated with our public company reporting requirements. General and administrative expenses as a percentage of total revenues, however, decreased 0.7%, to 6.7%, from 7.4%. The improvement in general and administrative expenses as a percentage of total revenues is due primarily to a decrease in marketing expenditures and to our 4.1% increase in comparable restaurant sales. In addition, we had unfilled positions in 2003 that we did not fill until fourth quarter 2003 that positively impacted our results in 2003.

Franchise development. Franchise development expenses decreased $407,900, or 12.5%, to $2.8 million, from $3.3 million. Franchise development expenses as a percentage of total revenues decreased 0.3%, to 0.9%, from 1.2%, due primarily to several unfilled positions that we did not fill until fourth quarter 2003 and to a related reduction in other franchise development expenses, including travel and legal.

Pre-opening costs. Pre-opening costs increased $1.3 million, or 68.4%, to $3.2 million, from $1.9 million, due primarily to the fact that there were 18 company-owned restaurants opened during 2003, compared to ten during 2002. Pre-opening costs as a percentage of total revenues increased 0.3%, to 1.0%, from 0.7%. Pre-opening costs for the restaurants we opened in 2003 averaged $178,600 per restaurant compared to an average of $181,000 per new restaurant in 2002. Pre-opening costs recognized in 2003 related to restaurants we intend to open in 2004 were not significant.

Gain on lease buy-out. During 2002, we realized a non-recurring gain of $945,000 due to a landlord lease buy-out of one of our company-owned restaurants and, as a result, we relocated the restaurant to a new location during 2002.

Impairment of real estate held for sale. During 2002, we recognized a $150,000 charge to reduce the carrying value of real estate held for sale to its estimated fair value less cost to sell. This property was subsequently sold in 2002 for its approximate carrying value.

Interest expense. Interest expense decreased by $2.8 million, or 48.4%, to $3.0 million, from $5.8 million. The decrease was due primarily to lower average borrowings outstanding and a reduction in the overall interest rate of our debt in 2003, compared to 2002. Our average borrowings outstanding decreased because net proceeds from our July 2002 initial public offering and our November 2003 secondary offering were used to repay significant portions of our then outstanding borrowings.

Interest income. Interest income decreased $57,200, or 14.4%, to $340,700, from $397,900. The 2003 results include interest income of $298,800 from related party notes receivable, compared to $252,200 in 2002. The remaining change was attributable to decreases in interest income from franchisees and interest earned on our overnight sweep accounts.

Loss on extinguishment of debt. During 2003, we incurred $257,500 of charges related to the exercise of three capital lease purchase options and the payoff of various real estate and equipment loans, which included a $186,400 non-cash write-off of capitalized debt issuance costs. During 2002, we incurred $4.3 million of charges related to prepayment penalties of $1.9 million and a $2.4 million non-cash write-off of capitalized debt issuance costs. Debt extinguished in 2003 had a carrying value of $11.4 million compared to $52.9 million in 2002, excluding penalties and fees.

Other. Other income was $14,200 in 2003, compared to other expense of $105,800 in 2002. Other expense principally includes holding costs associated with real estate held for sale, offset in 2003 by a gain on the sale of real estate.

Income before income taxes. As a result of the above, income before income taxes increased $11.5 million, or 92.8%, to $23.8 million, from $12.3 million.

Provision for income taxes. The provision for income taxes increased $4.0 million, or 97.7%, to $8.1 million, from $4.1 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for 2003 was 33.9%, compared to 33.1% for 2002.

Net income. As a result of the above, net income increased by $7.5 million, or 90.4%, to $15.7 million, from $8.3 million.

2002 compared to 2001

Total revenues. Total revenues increased by $49.9 million, or 22.2%, to $274.4 million, from $224.5 million, due primarily to a $50.6 million increase in restaurant revenues. The increase in restaurant revenues was due to $26.1 million in restaurant revenues derived from ten restaurants acquired from two franchisees in first quarter 2002, $14.7 million of restaurant revenues from ten new restaurants opened in 2002, $9.6 million in additional restaurant revenues from the non-comparable restaurants that we opened prior to 2002, and $2.8 million from comparable restaurant sales increases of 1.8%. For 2002, the increase in comparable restaurant sales was driven by an increase in guest counts of 1.5% and an increase in the average guest check of approximately 0.3% compared to 2001. These increases in restaurant revenues were offset by one restaurant closure in 2002, and two restaurant closures in 2001 that contributed $2.6 million more in revenue in 2001 than in 2002. We believe that unfavorable local economic conditions originally related to a downturn in the telecommunications and technology industries had an adverse affect on restaurant revenues in our Seattle, Portland and Denver markets, which combined represented 45.7% of our comparable sales for 2002. For these markets, comparable restaurant sales for 2002 decreased 0.9%. Excluding these markets, comparable restaurant sales increased 3.9%.

Franchise royalties and fees decreased by $437,000, or 4.9%, to $8.6 million, from $9.0 million. Franchise royalties decreased $121,700, or 1.4%, to $8.4 million, from $8.5 million. This was due in part to the fact that there were fewer franchise restaurants open during 2002 because we acquired ten franchise restaurants during first quarter 2002. In addition, comparable restaurant sales for our franchisees, upon which royalties are primarily based, declined 0.5% in the U.S. and 8.1% in Canada during 2002 compared to the prior year. Franchise fees decreased $315,300, or 65.5%, to $165,800, from $481,100, because there were five new franchise restaurant openings in 2002 compared 16 new franchise restaurant openings in 2001.

Cost of sales. Cost of sales increased by $10.2 million, or 20.0%, to $61.1 million, from $50.9 million, due primarily to more restaurants being operated during 2002. Cost of sales as a percentage of restaurant revenues decreased 0.7%, to 23.0%, from 23.7%. This reduction in cost of sales as a percentage of restaurant revenues was primarily a result of favorable commodity pricing and in part due to continuing management initiatives to reduce the cost of food and beverage products, reduce waste in our restaurants and improve margins.

Labor. Labor expenses increased by $19.2 million, or 25.6%, to $94.0 million, from $74.9 million, due primarily to more restaurants being operated during 2002. Labor expenses as a percentage of restaurant revenues increased 0.6%, to 35.4%, from 34.8%. Labor increased as a percentage of restaurant revenues at comparable restaurants 0.4%, from 34.5% of restaurant revenues, to 34.9%. The increase as a percentage of sales at comparable restaurants was due in part to higher controllable labor and floor supervisory wages as well as increased benefit costs. We also experienced higher controllable labor, floor support, management salaries and taxes and benefits at the restaurants we opened and acquired in 2001 and 2002 when compared to labor at comparable restaurants. Labor as a percentage of restaurant revenues for the 2001 and 2002 new and acquired restaurants was 38.1% in 2002.

Operating. Operating expenses increased by $7.2 million, or 21.8%, to $40.4 million, from $33.2 million, due primarily to more restaurants being operated in 2002. Operating expenses as a percentage of restaurant revenues decreased to 15.2%, from 15.4%. The decrease was due primarily to utility expenses, which decreased 0.4%, to 2.6% of restaurant revenues, compared to 3.0% in 2001. Utility expenses were higher all over the country in 2001, but especially in Southern California, where electricity costs were significantly higher during certain periods during 2001 compared to 2002. Excluding utilities, operating expenses as a percentage of restaurant revenues increased 0.1%, to 12.6% in 2002, from 12.5% in 2001.

Occupancy. Occupancy expenses increased by $3.3 million, or 22.4%, to $18.1 million, from $14.8 million, due primarily to more restaurants being operated in 2002. Occupancy expenses as a percentage of restaurant revenues decreased 0.1%, to 6.8%, from 6.9%, primarily due to the fact that our restaurant revenues increased at a rate greater than the fixed component of our occupancy costs.

Restaurant closures and impairment. We recognized a $1.1 million non-cash impairment charge in 2002 to fully write down all of the long-lived assets related to one restaurant, which we continue to operate. The $36,000 loss in 2001 represented the write down of residual value related to one restaurant originally impaired in 2000.

Depreciation and amortization. Depreciation and amortization increased $2.4 million, or 22.8%, to $12.9 million, from $10.5 million. The increase was primarily due to the additional depreciation on the ten restaurants opened in 2002, six new restaurants opened during 2001, and ten restaurants acquired in first quarter 2002. As reported, depreciation and amortization expense as a percentage of total revenues was 4.7% in 2002 and 2001. However, 2001 results include $1.6 million of amortization related to goodwill and other intangible assets that are no longer being amortized as of the beginning of 2002. Excluding the $1.6 million of amortization charges, depreciation would have increased 0.8%, from 3.9% of total revenues in 2001, to 4.7% of total revenues in 2002. The primary reason for this change is attributable to higher depreciation per unit on our 2001 and 2002 restaurant openings.

General and administrative. General and administrative expenses increased by $3.5 million, or 20.3%, to $20.3 million, from $16.8 million. Overall, general and administrative expenses as a percentage of total revenues decreased 0.1% to 7.4%, compared to 7.5%. The increase in expense is primarily a result of additional headcount and higher salaries and related costs attributable to operating more company-owned restaurants and to increased legal and accounting costs associated with our public company reporting requirements. Restaurant operations, marketing and legal costs increased as a percentage of total revenue, whereas design and construction, human resources and accounting costs decreased as a percentage of total revenue when compared to 2001. Costs related to management information systems, purchasing and executive management were relatively unchanged as a percentage of total revenues.

Franchise development. Franchise development expenses decreased $448,000 to $3.3 million, from $3.7 million, and decreased 0.4% as a percentage of total revenues to 1.2%, from 1.6%. The decrease in franchise development expenses was primarily due to the fact that the franchisees opened fewer new restaurants in 2002, compared to 2001.

Pre-opening costs. Pre-opening costs increased by $1.0 million to $1.9 million, from $921,000. The increase was due primarily to opening ten restaurants in 2002, compared to six in 2001. Average pre-opening costs per restaurant increased an average of $28,000 for restaurants opened in 2002, compared to restaurants opened in 2001. This increase was due to the fact that during 2002 we opened a higher proportion of new restaurants in markets where we did not have significant market penetration compared to new restaurant openings in 2001. Pre-opening costs related to restaurant openings in newer markets are typically higher than pre-opening costs in our more mature markets due to increased labor, training, travel and marketing supplies costs.

Gain on lease buy-out. During 2002, we realized a non-recurring gain of $945,000 due to a landlord lease buy-out of one of our company-owned restaurants. As a result, we relocated the restaurant to a new location during 2002. The early termination fee received of $1.4 million was presented net of related charges of $235,600 for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of $204,400.

Impairment of real estate held for sale. During 2002, we recognized a $150,000 charge to reduce the carrying value of real estate held for sale to its estimated fair value less cost to sell. This property was subsequently sold in 2002 for its approximate carrying value.

Interest expense. Interest expense decreased by $2.1 million, or 26.5%, to $5.8 million, from $7.9 million. The decrease was due primarily to lower average borrowings during 2002, as well as a reduction in the overall effective interest rate of our variable rate debt.

Interest income. Interest income decreased by $348,000 to $398,000, from $746,000. The decrease was primarily related to lower average cash balances during 2002, as well as lower average interest rates. The 2002 results include interest income of $252,200 from related party notes receivable, whereas there was no related party interest income during 2001.

Loss on extinguishment of debt. During 2002, we incurred a $1.9 million charge attributable to prepayment penalties and a $2.4 million non-cash write-off of certain capitalized debt issuance costs that resulted when we used proceeds from our initial public offering, together with borrowings under our revolving credit agreement, to repay all outstanding borrowings under our Finova term loan and U.S. Bank revolving credit facility, as well as one real estate loan and three equipment loans. We early adopted SFAS 145 in 2002 and consequently did not classify the loss on extinguishment of debt as an extraordinary item.

Other. Other expense was $105,800 for 2002, compared to other expense of $190,400 in 2001. Other expense principally includes holding costs associated with real estate held for sale.

Income before income taxes. As a result of the above, income before income taxes increased $898,000, or 7.8%, to $12.3 million, from $11.4 million.

Provision for income taxes. The provision for income taxes increased to $4.1 million, from $3.7 million. The increase was due to the $898,000 increase in income before income taxes as well as change in our effective tax rate from 32.5% to 33.1%.

Net income. As a result of the above, net income increased by $539,000, or 7.0%, to $8.3 million, from $7.7 million.

Liquidity and Capital Resources

Cash and cash equivalents increased by $74,000 in 2003. We attempt to keep only enough cash on hand to satisfy our working capital requirements, which can vary substantially as a result of seasonality, construction and other corporate needs. All available cash in excess of our estimated working capital needs are generally used to repay short-term borrowings under our revolving credit agreement. The change in cash and cash equivalents for the most recent three fiscal years is as follows (in thousands):

	2003	2002	2001
Cash provided by operations	$39,935	$29,114	$25,762
Cash used by investing activities	(53,785)	(45,024)	(16,383)
Cash provided by financing activities	13,924	1,715	1,296

Increase (decrease) in cash and cash equivalents	$74	$(14,195)	$10,675

Operating Activities

Cash provided by operations in 2003 increased $10.8 million, or 37.2%, to $39.9 million, compared to $29.1 million in 2002, reflecting increased cash flow from restaurant and franchise operations, lower cash payments for interest, lower cash payments related to the extinguishment of debt, and increased cash flow from changes in operating assets and liabilities. These increases were partially offset by higher income tax payments and other non-cash adjustments to net income.

Investing Activities

Cash used in investing activities during 2003 increased $8.8 million, or 19.5%, to $53.8 million, compared to $45.0 million in 2002. Our investing activities consist primarily of purchases of property and equipment related to the construction of new restaurants and remodels and capital improvements of our existing company-owned restaurants. We may also have activity related to the acquisition of franchise restaurants. Our cash inflows from investing activities generally relate to proceeds from the sale of real estate, property and equipment.

Capital Expenditures. In 2003, we opened 18 new restaurants for a total cost of $35.8 million and invested $10.7 million on remodels and capital improvements of our existing restaurants, including a franchise restaurant we assumed operations of during 2003. In addition, we spent $6.1 million in 2003 related to future restaurant openings, and $2.0 million for corporate initiatives primarily related to information systems and computer equipment. During 2002, we opened ten new restaurants and relocated one restaurant for a total cost of $21.3 million, spent $6.4 million on remodels and capital improvements, $7.3 million on restaurants opened in 2003, $800,000 for corporate initiatives including information systems and computer equipment and $3.8 million to acquire the assets of three restaurants from a former franchisee. In addition, during 2002, we spent $6.3 million to acquire six restaurants from Western Franchise Development, Inc., a franchisee.

During 2004, we expect to open 20 to 22 new company-owned restaurants for a total cost of $50.0 million to $52.0 million and $6.3 million to $6.6 million on restaurant remodels and capital improvements of our existing restaurants. In addition, we expect to invest $2.7 million to $2.8 million for corporate initiatives, including information systems and computer equipment. Our investment for corporate initiatives includes an estimate of $1.8 million related to the relocation of our corporate headquarters during 2004. For additional information regarding the relocation of our corporate headquarters see “Properties” included in Item 2 of this annual report on Form 10-K.

Proceeds from Investing Activities. Proceeds of $860,000 in 2003 were generated primarily from the sale of one property held for sale. Proceeds of $921,000 in 2002 were generated primarily from the sale of one property held for sale.

Financing Activities

Cash provided by financing activities during 2003 increased $12.2 million. Our financing activities consist primarily of borrowings used to fund restaurant construction and other corporate needs in excess of cash provided by operations and proceeds we receive from sales of common stock. Cash used in financing activities is primarily related to the repayment of various borrowings. During 2004, we expect our primary source of cash provided by financing activities will be obtained from additional borrowings under our revolving credit agreement.

Proceeds from the Issuance of Stock. In July 2002, we completed an initial public offering from which we received net proceeds of $42.8 million. Concurrently, we entered into a three-year $40.0 million revolving credit agreement. Net proceeds from our initial public offering, together with new borrowings from our revolving credit agreement were used to repay $55.0 million of then outstanding debt, including accrued interest and prepayment penalties.

During November 2003, we completed a secondary public offering in which we sold 750,000 shares, at a price of $26.50 per share. We received proceeds of $18.0 million from the offering, net of $1.0 million of underwriting fees and commissions and $868,200 of other offering costs. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit agreement.

Other proceeds of $695,000 were received from the exercise of stock options and purchases of stock under our employee stock purchase plan.

Borrowings. During May 2003, we amended our $40.0 million revolving credit agreement to increase our maximum borrowing capacity to $85.0 million, and to extend the term of the agreement through May 19, 2006. The amendment of our revolving credit agreement resulted in $755,700 of debt issuance costs that we will amortize ratably over the remaining life of the agreement. This agreement is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. We are currently in compliance with all covenants related to the revolving credit agreement.

During 2003, our borrowings of long-term debt totaled $38.0 million, excluding $1.7 million of new capital lease obligations, and our payments of long-term debt and capital lease obligations totaled $42.1 million. Debt outstanding during the year had stated interest rates ranging from 2.1% to 13.4% and maturities ranging from 2003 through 2021. Our borrowing activity in 2003 was as follows (in thousands):

	Additions	Payments	Total
Revolving credit agreement	$38,000	$(29,000)	$9,000
New capital lease obligations (non-cash)	1,705	—	1,705
Repayment of three capital lease obligations	—	(8,289)	(8,289)
Repayment of various real estate and equipment loans	—	(3,147)	(3,147)
Other repayments of capital leases and collateralized notes payable	—	(1,621)	(1,621)

Total	$39,705	$(42,057)	$(2,352)

We were required under our revolving credit agreement to exercise the purchase options related to our restaurant leases in Highlands Ranch, Colorado; Issaquah, Washington; and Grapevine, Texas. The exercise of the Highlands Ranch purchase option was completed in January 2003 for $4.0 million, the exercise of the Issaquah purchase option was completed in August 2003 for $3.7 million and the exercise of our Grapevine purchase option was completed in September 2003 for $3.5 million. In addition, during second quarter 2003, we elected to repay $3.1 million of various real estate and equipment loans. These loans were payable monthly over remaining terms ranging from three to eight years and were subject to fixed interest rates ranging from 7.9% to 9.7%. The exercise of the capital lease purchase options and prepayment of the real estate and equipment loans resulted in $257,500 of charges for loss on extinguishment of debt, including $186,400 of non-cash expenses related to the write-off of capitalized debt issuance costs. We do not currently plan early repayments of any borrowings during 2004, and our revolving credit agreement does not require the early extinguishment of any additional borrowings.

As of December 28, 2003, borrowings outstanding under our revolving credit agreement bore interest at approximately 3.4%. On September 30, 2003, an irrevocable letter of credit issued under our revolving credit agreement was increased to $2,041,000. This letter is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit agreement. Our total committed borrowing capacity, capacity used and unused borrowing capacity as of the end of 2003 were as follows (in thousands):

	Committed Capacity	Capacity Used	Unused Capacity
Revolving credit agreement	$85,000	$22,041	$62,959

The revolving credit agreement requires that capital expenditures, as defined, will not exceed specified amounts for each fiscal year as set forth in the following table (in thousands). However, to the extent we do not exceed the annual limitations, any unused amount up to $10.0 million in any fiscal year will be carried forward to the following fiscal year and will increase the limit in the succeeding year by such carry-forward amount. We carried forward $1.7 million from 2003, in accordance with the agreement, which will increase the limit set forth below for 2004.

Amount
2004	$63,000
2005	75,000
2006	75,000

The revolving credit agreement prohibits us from entering into or assuming any obligations for the payment of rent under operating leases which, with respect to all new restaurants opened in each fiscal year in the aggregate, would exceed $2.5 million in each of 2004, 2005 and 2006. In addition, the revolving credit agreement prohibits us from entering into obligations with respect to operating leases that would allow for an annual increase, on a year to year basis, of more than 20%.

At the end of 2003, we had $10.1 million outstanding under various real estate and equipment loans with GE Capital. These loans bear interest at the 30-day commercial paper rate plus 3.0% to 3.5%, mature from 2005 to

2016, and are secured by buildings, equipment and improvements on certain properties. In addition, we had $7.5 million outstanding under various real estate and equipment loans with other lenders. These loans bear interest at rates ranging from 2.1% to 13.4% and mature from 2006 to 2021. The GE Capital loans, together with certain of our other loans, require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum EBITDA ratio and a maximum funded indebtedness ratio. As of December 28, 2003, we were in compliance with all of these financial ratios.

Capital Resources. We believe that anticipated cash flows from operations and funds available from our existing revolving credit agreement, together with cash on hand, will provide sufficient funds to finance our expansion plans and corporate initiatives through the remaining term of our revolving credit agreement. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may make it necessary for us to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Contractual Obligations

We have contractual obligations which are recorded as liabilities in our consolidated financial statements. However, other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements in accordance with accounting principles generally accepted in the United States. For example, we are contractually committed to fulfill various operating lease obligations related to our company-owned restaurants and other properties. The following table summarizes the amounts of payments due under specified contractual obligations as of December 28, 2003 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$31,362	$1,215	$24,155	$2,429	$3,563
Capital lease obligations (2)	11,053	800	2,909	1,400	5,944
Operating lease obligations (3)	155,927	14,136	27,427	25,787	88,577
Purchase obligations (4)	$32,814	$12,903	$3,049	$2,463	$14,399

(1)	Long-term debt obligations represent our borrowings under our revolving credit agreement and other collateralized notes payable.
(2)	Capital lease obligations include interest of $4.8 million.
(3)	Operating lease obligations represent future minimum lease commitments payable for land, buildings and equipment used in our operations. The amounts presented above have not been reduced by rental income from sublease arrangements that we enter into from time to time.
(4)	Purchase obligations include lease commitments related to unopened company-owned restaurants; commitments related to the construction of new restaurants and other capital improvement projects; commitments related to our corporate headquarters relocation; commitments to purchase land; information technology contracts, including software licenses, maintenance and service agreements; commitments to purchase land related to new restaurants; employment agreements for two officers and other contractual obligations.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation had a modest impact on our results of operations in 2003 as a result of rising commodity prices for certain foods we purchase at market rates. However, we cannot quantify this impact, if any. Uncertainties related to future commodity prices and the supply of labor make it difficult to predict what impact, if any, inflation may have in 2004 and beyond.

Critical Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Goodwill, Intangible Assets and Other Long-Lived Assets. At the beginning of 2002, we adopted Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill and other intangible assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least once annually. We completed our most recent impairment test in December 2003, and determined that there were no impairment losses related to goodwill and other intangible assets. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

We assess other long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform this assessment on a restaurant-by-restaurant basis and will recognize an impairment loss when we believe the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Revenue Recognition for Franchise Royalties and Fees. Royalties are accrued as earned, and are calculated each period based on the reporting franchisee’s adjusted sales. Under certain circumstances, where collection of franchise royalties is not probable, we do not recognize royalty income until cash is received. We typically grant franchise rights for a term of 20 years, with the right to extend the term for an additional ten years if certain conditions are satisfied. We provide management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3.0% to 4.0% of the franchised restaurant’s adjusted sales. Under our current form of area development agreement, we collect a $10,000 area development fee for each restaurant the franchisee agrees to develop at the time we enter into the area development agreement. When a franchisee opens a new restaurant, we collect an additional franchise fee of $25,000. We may charge lower area development fees and franchise fees for existing franchisees. Area development fees and franchise fees are recognized as income when all material obligations of and initial services to be provided by us have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred income, a liability.

Income Taxes. Current tax liabilities or assets are recognized for the estimated taxes payable or refundable on tax returns for the current year. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains, and losses, differences arise between the amount of taxable income and pretax financial income for a year and the tax bases of assets or liabilities and their reported amounts in financial statements. Our effective tax rate differs from the federal statutory rate principally as a result of state income taxes, general business and other tax credits and changes in deferred tax asset valuation allowances. We realize significant tax credits because our employees receive cash tips from customers. In addition, we are required to make estimates in determining various state income tax rates. Estimating FICA tip credits and state income tax rates is inherently difficult, and actual results may differ materially from the estimates we use when reporting income taxes in our financial statements.

Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences and operating loss and tax credit carryforwards. The measurement of our current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Current financial accounting standards do not require us to consider the effects of future changes in tax laws or rates when making our estimates. The measurement of our deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Our provision or benefit for income taxes each year includes the tax consequences of most events that are recognized in the financial statements for that year.

Property and Equipment. Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes, based on the shorter of the estimated useful life or the term of the underlying lease of the related asset. We use other depreciation methods, generally accelerated, for tax purposes where appropriate. We capitalize interest incurred on funds used to construct property and equipment. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Depreciation expense represents a significant estimate of the decline in usefulness of assets. However, we believe that the estimated useful lives we assign to our assets result in an accurate allocation of depreciation expense during the periods benefited by use.

Recent Accounting Developments

FIN 46. Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, as revised, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under certain circumstances, FIN 46 requires the consolidation of entities, which may not have been consolidated prior to its issuance. We have no variable interest in variable interest entities and, therefore, there are no entities that will be consolidated with our financial statements as a result of FIN 46.

SFAS 149. In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 149 in 2003 did not have an impact on our results of operation or financial position.

EITF 02-16. In January 2003, the Emerging Issues Task Force reached a final consensus on EITF Issue No. (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions are to be recorded as a reduction of cost of goods sold and recognized on a systematic and rational basis of allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities is to be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. The application of EITF 02-16 in 2003 did not have an impact on our results of operation or financial position.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS 146 became effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 changed the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities; however, we do not believe potential timing differences, as they relate to a restaurant closures, will typically be significant. SFAS 146 also established that fair value is the objective for initial measurement of liabilities related to exit or disposal activities. Adoption of SFAS 146 did not have an impact on our results of operations or financial position, because we did not have any exit or disposal activities that were subject to the provisions of SFAS 146.

Forward-Looking Statements

Certain information contained in this annual report on Form 10-K and the documents incorporated by reference into the Form 10-K includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this annual report on Form 10-K and the documents incorporated by reference into the Form 10-K are based on information available to us on the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve and manage our planned expansion;

•	our ability to raise capital in the future;

•	the ability of our franchisees to open and manage new restaurants;

•	our franchisees’ adherence to our practices, policies and procedures;

•	changes in the availability and cost of food;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors;

•	the continued service of key management personnel;

•	the concentration of our restaurants in the Western United States;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences, general economic conditions or consumer discretionary spending;

•	health concerns about our food products and food preparation;

•	our ability to attract, motivate and retain qualified team members;

•	the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry;

•	cost and availability of capital;

•	additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements; and

•	other risk factors described from time to time in SEC reports filed by Red Robin.

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

We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Under our amended revolving credit agreement, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an ABR, based on the Prime Rate plus 1.0% to 1.75%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement are subject to quarterly adjustment based on our then current leverage ratio, as defined by the agreement.

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

During December 2002, we entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which we will pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us was initially based on the 1-month LIBOR rate determined two banking days prior to the effective date. Thereafter, the interest rate resets according to the then current 1-month LIBOR rate determined two banking days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by SFAS 133, and there were no gains or losses recognized in earnings during 2003 or 2002. At the end of 2003, the unrealized loss on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in comprehensive income totaled $108,100, net of tax of $67,700, compared to $83,500, net of tax of $49,700, in 2002.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of December 28, 2003, we had $20.1 million of borrowings subject to variable interest rates, and a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $201,000 on an annualized basis.

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

ITEM 8. Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Red Robin Gourmet Burgers, Inc.

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. (the Company) and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, which changed the method of accounting for goodwill and intangible assets in 2002.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Denver, Colorado

March 9, 2004

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 28, 2003	December 29, 2002
Assets
Current Assets:
Cash and cash equivalents	$4,871	$4,797
Accounts receivable, net	1,146	1,642
Inventories	4,357	3,289
Prepaid expenses and other current assets	3,977	3,118
Income tax refund receivable	1,172	155
Deferred tax asset	1,075	1,055
Restricted current assets—marketing funds	959	617

Total current assets	17,557	14,673

Real estate held for sale	—	843
Property and equipment, net	151,061	110,176
Deferred tax asset	4,710	8,141
Goodwill, net	25,720	25,720
Other intangible assets, net	8,118	8,354
Other assets, net	3,047	1,719

Total assets	$210,213	$169,626

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$9,139	$8,343
Accrued payroll and payroll-related liabilities	12,931	7,627
Unredeemed gift certificates	3,997	3,110
Accrued liabilities	6,622	6,336
Accrued liabilities—marketing funds	959	617
Current portion of long-term debt and capital lease obligations	1,422	1,828

Total current liabilities	35,070	27,861

Deferred rent payable	5,296	4,624
Long-term debt and capital lease obligations	36,206	38,152
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 15,969,723 and 15,108,172 shares issued and outstanding	16	15
Preferred stock, $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	122,184	103,142
Deferred compensation	(130)	(209)
Receivables from stockholders/officers	(6,432)	(6,252)
Accumulated other comprehensive loss, net of tax	(108)	(84)
Retained earnings	18,111	2,377

Total stockholders’ equity	133,641	98,989

Total liabilities and stockholders’ equity	$210,213	$169,626

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Revenues:
Restaurant	$318,878	$265,518	$214,963
Franchise royalties and fees	9,320	8,565	9,002
Rent revenue	409	327	520

Total revenues	328,607	274,410	224,485

Costs and expenses:
Restaurant operating costs:
Cost of sales	75,172	61,084	50,914
Labor	112,872	94,030	74,854
Operating	48,085	40,428	33,195
Occupancy	21,637	18,095	14,785
Restaurant closures and impairment	—	1,133	36
Depreciation and amortization	16,126	12,883	10,491
General and administrative	22,022	20,260	16,845
Franchise development	2,848	3,256	3,704
Pre-opening costs	3,165	1,879	921
Gain on lease buy-out	—	(945)	—
Impairment of real estate held for sale	—	150	—

Total costs and expenses	301,927	252,253	205,745

Income from operations	26,680	22,157	18,740
Other (income) expense:
Interest expense	2,974	5,769	7,850
Interest income	(341)	(398)	(746)
Loss on extinguishment of debt	258	4,336	—
Other	(14)	105	190

Total other expenses	2,877	9,812	7,294

Income before income taxes	23,803	12,345	11,446
Provision for income taxes	(8,069)	(4,081)	(3,722)

Net income	$15,734	$8,264	$7,724

Net income per share:
Basic	$1.04	$0.67	$0.77

Diluted	$1.02	$0.65	$0.75

Weighted average shares outstanding:
Basic	15,182	12,278	10,085

Diluted	15,465	12,660	10,236

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2000	10,076	10	53,374	—	(300)	—	(13,611)	39,473
Issuance of common stock	10		56	—	—	—	—	56
Options exercised for common stock	4		25	—	—	—	—	25
Issuance of note receivable—stockholder/officer	—	—	—	—	(300)	—		(300)
Net income	—	—	—	—	—	—	7,724	7,724

Balance, December 30, 2001	10,090	10	53,455	—	(600)	—	(5,887)	46,978
Deferred compensation			289	(289)	—	—	—	—
Amortization of deferred compensation	—	—	—	80	—	—	—	80
Issuance of common stock for notes	922	1	5,399	—	(5,400)	—	—	—
Interest on notes from stockholders/officers	—	—	—	—	(252)	—	—	(252)
Shares issued upon initial public offering, net of offering costs of $5,203	4,000	4	42,793	—	—	—	—	42,797
Options exercised for common stock	96		554	—	—	—	—	554
Tax benefit on exercise of stock options	—	—	652	—	—	—	—	652
Net income	—	—	—	—	—	—	8,264	8,264
Unrealized loss on cash flow hedge	—	—	—	—	—	(84)	—	(84)

Comprehensive income								8,180

Balance, December 29, 2002	15,108	$15	$103,142	$(209)	$(6,252)	$(84)	$2,377	$98,989
Amortization of deferred compensation	—	—	—	79	—	—	—	79
Shares issued upon offering, net of offering costs of $1,912	750	1	17,962	—	—	—	—	17,963
Interest on notes from stockholders/officers	—	—	—	—	(299)	—	—	(299)
Repayment of stockholders/officers notes and related interest	—	—	—	—	119	—	—	119
Options exercised for common stock	103		597	—	—	—	—	597
Tax benefit on exercise of stock options	—	—	385	—	—	—	—	385
Common stock issued through employee stock purchase plan	9		98	—	—	—	—	98
Net income	—	—	—	—	—	—	15,734	15,734
Unrealized loss on cash flow hedge	—	—	—	—	—	(24)	—	(24)

Comprehensive income								15,710

Balance, December 28, 2003	15,970	$16	$122,184	$(130)	$(6,432)	$(108)	$18,111	$133,641

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Cash Flows From Operating Activities:
Net income	$15,734	$8,264	$7,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,126	12,883	10,491
Provision for deferred income taxes	3,426	1,365	1,225
Amortization of debt issuance costs	493	360	223
Stock option income tax benefits	385	652	—
Write-off of unamortized debt issuance costs	186	2,448	—
Amortization of deferred stock-based compensation	79	80	—
Provision for doubtful accounts, net of charge-offs	10	119	698
(Gain) loss on sale of property and equipment	(43)	17	192
Accrued interest on stockholders/officers notes, net	(259)	(252)	—
Impairment of real estate and property held for sale	—	150	—
Non cash restaurant closure and impairment costs	—	1,133	36
Non-cash gain on lease buyout	—	(452)	—
Changes in operating assets and liabilities:
Accounts receivable	486	905	532
Inventories	(1,068)	(425)	(139)
Prepaid expenses and other current assets	(859)	(882)	(206)
Income tax refund receivable	(1,017)	(130)	1,020
Other assets	(1,649)	(237)	72
Trade accounts payable and accrued liabilities	7,233	2,721	3,426
Deferred rent payable	672	395	468

Net cash provided by operating activities	39,935	29,114	25,762

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	860	921	2,648
Purchases of property and equipment	(54,645)	(39,649)	(18,675)
Acquisition, net of cash acquired	—	(6,296)	(56)
Other	—	—	(300)

Net cash used in investing activities	(53,785)	(45,024)	(16,383)

Cash Flows From Financing Activities:
Borrowings of long-term debt	38,000	18,769	6,377
Payments of long-term debt and capital leases	(42,057)	(58,876)	(4,702)
Debt issuance costs	(756)	(1,529)	(460)
Proceeds from sale of common stock, net of offering costs	17,963	42,797	81
Proceeds from exercise of stock options and employee stock purchase plan	695	554	—
Repayment of stockholders/officers note	79	—	—

Net cash provided by financing activities	13,924	1,715	1,296

Net increase (decrease) in cash and cash equivalents	$74	$(14,195)	$10,675
Cash and cash equivalents, beginning of period	4,797	18,992	8,317

Cash and cash equivalents, end of period	$4,871	$4,797	$18,992

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

The first Red Robin® restaurant was opened in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. Red Robin Gourmet Burgers, Inc. (Red Robin or the Company) was formed as a Delaware corporation in 2001. Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain, which as of December 28, 2003 operates 115 company-owned restaurants located in 14 states from facilities that are owned or leased. The Company also sells franchises and receives royalties from the operation of franchised restaurants. As of December 28, 2003, there were 103 additional restaurants operating under franchise or license agreements in 19 states and two Canadian provinces. Red Robin and its subsidiaries also own and lease to third parties certain land, buildings and equipment.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.

Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. The Company’s fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 each covered 52 weeks, respectively. For the purposes of the accompanying consolidated financial statements, the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 are referred to as 2003, 2002 and 2001, respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates included in the preparation of the Company’s financial statements pertain to allowances for doubtful accounts, valuation of long-lived assets, fixed asset lives, impairment of goodwill and other intangible assets, income taxes, self-insurance and workers’ compensation reserves. Actual results could differ from those estimates.

Revenue Recognition—The Company typically grants franchise rights to private operators for a term of 20 years, with the right to extend the term for an additional ten years if conditions are satisfied. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant’s adjusted sales. Franchise fee revenue from individual sales are recognized when all material obligations of and initial services to be provided by the Company have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $1.3 million and $880,000 as of December 28, 2003 and December 29, 2002, respectively. Area franchise fees are dependent upon the number of restaurants in the territory as are the Company’s obligations under the area franchise agreement. Consequently, as the Company’s obligations are met, area franchise fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the reporting franchisee’s adjusted sales.

Cash Equivalents—For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Restricted Current Assets-Marketing Funds—Current assets restricted solely for use by the Company’s marketing fund programs have been segregated from the Company’s assets. Certain franchisees and Company restaurants contribute between 0.3% and 0.5% of adjusted sales to one or more marketing funds to be used for future advertising in accordance with the terms of each program. A liability related to the restricted current assets is recorded when the funds are received.

Inventories—Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first-out method) or market.

Real Estate Held for Sale—Real estate held for sale is recorded at cost, not to exceed net realizable value. Determination of the lower of cost or net realizable value involves subjective judgment, because the actual market

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of property can only be determined by negotiation between the parties in a sale transaction. The ultimate recoverability and valuation of these assets is dependent on future events, and the ability to successfully sell these properties is heavily influenced by economic conditions affected by the real estate industry. As of December 29, 2002, one property was listed as held for sale. This property was not sold during 2003 and has been included in “property and equipment, net” as of December 28, 2003. The Company continues to seek a buyer for this property, however, the timing of sale is uncertain. During 2002, real estate with a carrying value of $1.0 million was sold resulting in a loss of $162,700, including a $150,000 impairment of property held for sale that was recorded to adjust the property’s carrying value prior to its sale.

Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. The Company uses other depreciation methods, generally accelerated, for tax purposes where appropriate. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $339,200 in 2003, $167,500 in 2002 and $173,800 in 2001.

Debt Issuance Costs—Direct costs incurred for the issuance of debt are capitalized and amortized using the interest method over the term of the debt. Debt issuance costs as of December 28, 2003 and December 29, 2002 was $2.1 million and $2.6 million, respectively. Accumulated amortization of debt issuance cost as of December 28, 2003 and December 29, 2002 was $688,800 and $1.4 million, respectively.

Goodwill and Intangible Assets—Beginning with the adoption of Statement of Financial Accounting Standards (SFAS) 142 in 2002, the price paid over the net fair value of the tangible net assets of acquired businesses, or goodwill, is no longer amortized. Prior to 2002, the company amortized goodwill over its estimated useful life of 30 years. Franchise rights are amortized over their estimated useful life of 20 years, using the straight-line method. Liquor licenses are amortized over their respective useful lives, generally ranging from one to five years. The recoverability of goodwill and other intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. Goodwill and other intangible assets are tested for impairment on an annual basis. There have been no impairment losses related to goodwill and other intangible assets in 2003, 2002 or 2001. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Valuation of Long-Lived Assets—The Company tests its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This assessment is performed on a restaurant-by-restaurant basis and the Company will recognize an impairment loss when it concludes that the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Deferred Rent Payable—Deferred rent payable represents rental expense, recorded on a straight-line basis, in excess of actual rental payments.

Pre-opening Costs—Pre-opening costs are expensed as incurred.

Income Taxes— Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences and operating loss and tax credit carryforwards. Measurement of the Company’s current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Current financial accounting standards do not require the Company to consider the effects of future changes in tax laws or rates when making its estimates. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share—Basic and diluted earnings per share (EPS) amounts are presented. Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their holdings into common stock. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Year Ended
	December 28, 2003	December 29, 2002	December 31, 2000
Net income	$15,734	$8,264	$7,724
Basic weighted average shares outstanding	15,182	12,278	10,085
Dilutive effect of stock options	283	382	151

Diluted weighted average shares outstanding	15,465	12,660	10,236
Earnings Per Share:
Basic	$1.04	$0.67	$0.77
Diluted	$1.02	$0.65	$0.75

Unvested shares issued upon early exercise, as described in Note 17, are not considered outstanding for purposes of computing basic net income per share because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of calculating diluted net income per share. Unvested shares issued upon early exercise totaled 34,483 for 2003 and 103,448 for 2002.

Fair Value of Financial Instruments—The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of the Company’s revolving credit agreement approximates its carrying amount, as the agreement’s interest rates approximate market rates. The fair values of the Company’s debt has been estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. The carrying amounts and related estimated fair values for the Company’s debt is as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$20,000	$20,000	$11,000	$11,000
Collateralized notes and capital leases	17,628	19,793	28,980	34,185

Derivatives—The Company follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Compensation Plans—The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for its stock based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. Accordingly, compensation expense of $79,568 was recognized during 2003 and 2002, for options granted with intrinsic value on the date of grant. No compensation expense is recognized in the Company’s financial statements for employee stock options granted at a price equal to, or greater than the market price of the Company’s common stock on the date of grant. If under SFAS 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	2003	2002	2001
Net Income, as reported	$15,734	$8,264	$7,724
Add: Stock-based employee compensation costs included in reported net income, net of related tax benefit	50	50	—
Deduct: Stock-based employee compensation costs, net of tax benefit	998	524	616

Pro forma net income	$14,786	$7,790	$7,108

Basic Earnings Per Share:
As reported	$1.04	$0.67	$0.77

Pro forma	$0.97	$0.63	$0.70

Diluted Earnings Per Share:
As reported	$1.02	$0.65	$0.75

Pro forma	$0.96	$0.62	$0.69

The weighted average fair values of options at their grant date during 2003, 2002 and 2001, where the exercise price equaled the market price on the grant date, were $8.19, $6.10 and $2.52, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	2003	2002	2001
Risk-free interest rate	3.1%	4.3%	5.0%
Expected years until exercise	5.5	5.5	10
Expected stock volatility	47.8%	56.1%	N/A
Dividend yield	0.0%	0.0%	0.0%

Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company’s financial instruments with major financial institutions. The Company’s trade accounts receivable are comprised principally of amounts due from its franchisees and landlords. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 28, 2003.

Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. For the Company, other comprehensive loss consists of the unrealized loss related to the interest rate swap agreement.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, as revised, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under certain circumstances, FIN 46 requires the consolidation of entities, which may not have been consolidated prior to its issuance. The Company has no variable interest in variable interest entities and, therefore, there are no entities that will be consolidated with our financial statements as a result of FIN 46.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 149 in 2003 did not have an impact on the company’s results of operation or financial position.

In January 2003, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions are to be recorded as a reduction of cost of goods sold and recognized on a systematic and rational basis of allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities is to be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. The application of EITF 02-16 in 2003 did not have an impact on the company’s results of operations or financial position.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring). SFAS 146 became effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 changed the timing of expense recognition for certain costs incurred while closing restaurants or undertaking other exit or disposal activities and established that fair value is the objective for initial measurement of liabilities related to exit or disposal activities. Adoption of SFAS 146 did not have an impact on the Company’s results of operations or financial position, because it did not have any exit or disposal activities that were subject to the provisions of SFAS 146.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under SFAS 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB 30. SFAS 145 also amended SFAS 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS 145 related to the rescission of SFAS 4 became effective at the beginning of 2003. The provisions of SFAS 145 related to SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 became effective for financial statements issued on or after May 15, 2002. The Company early adopted SFAS 145 in 2002 and consequently did not classify the $4.3 million loss on debt extinguishment incurred during 2002 or the $257,500 incurred during 2003, as extraordinary items.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets

Effective at the beginning of 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, and, in accordance with its provisions, reclassified the carrying amount of assembled workforce intangible assets to goodwill. In addition, the Company ceased amortizing its goodwill as of the beginning of 2002. The following table presents the impact of SFAS 142 on net income and net income per share as if the standard had been in effect for 2003, 2002 and 2001 (in thousands, except per share data):

	2003	2002	2001
Reported net income	$15,734	$8,264	$7,724
Add back: Amortization of goodwill	—	—	794
Add back: Amortization of assembled workforce intangible assets, net of tax benefit	—	—	569

Adjusted net income	$15,734	$8,264	$9,087

Basic net income per share:
Reported basic net income per share	$1.04	$0.67	$0.77
Amortization of goodwill	—	—	0.08
Amortization of assembled workforce intangible assets, net of tax benefit	—	—	0.06

Adjusted basic net income per share	$1.04	$0.67	$0.91

Diluted earnings per share:
Reported diluted net income per share	$1.02	$0.65	$0.75
Amortization of goodwill	—	—	0.08
Amortization of assembled workforce intangible assets, net of tax benefit	—	—	0.06

Adjusted diluted net income per share	$1.02	$0.65	$0.89

The following table presents intangible assets subject to amortization as of December 28, 2003 and December 29, 2002 (in thousands):

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Franchise rights	$8,600	$(1,258)	$8,600	$(828)
Liquor licenses	1,656	(880)	1,236	(654)

	$10,256	$(2,138)	$9,836	$(1,482)

The following table presents aggregate amortization expense for 2003, and estimated aggregate amortization expense related to intangible assets subject to amortization for each of the five succeeding fiscal years (in thousands):

Aggregate amortization expense
For the year ended December 28, 2003	$656
Estimated amortization expense
For the year ending December 26, 2004	$692
For the year ending December 25, 2005	630
For the year ending December 31, 2006	587
For the year ending December 30, 2007	524
For the year ending December 28, 2008	493

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Franchise Acquisitions

On January 14, 2002, a wholly owned subsidiary of Red Robin acquired all of the outstanding stock of Western Franchise Development, Inc. (WFD) for $6.3 million in cash, net of $148,700 of cash acquired. WFD operated six restaurants in Northern California under franchise agreements with the Company. The Company acquired WFD after exercising its right of first refusal upon reviewing an offer between the franchisee and a third party. The final purchase price was equal to the amount agreed upon between the franchisee and the third party. WFD’s results of operations have been included in the accompanying consolidated statements of income from its date of acquisition. The Company accounted for the transaction as a purchase business combination and the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as follows (in thousands):

Current assets	$251
Property and equipment	1,736
Goodwill	2,471
Intangible assets subject to amortization	2,903
Current liabilities	(1,065)

Cash paid for acquisition of WFD, net of cash acquired	$6,296

Intangible assets subject to amortization include franchise rights of $2.8 million and liquor licenses of $102,558.

On January 28, 2002, the Company acquired the assets of two restaurants in Missouri and Ohio for $2.8 million in cash from a franchisee. On February 11, 2002, the Company assumed operation of a second restaurant in Ohio, which had been subleased by the Company to this franchisee. On February 19, 2002, the Company consummated the purchase of the assets of a third restaurant in Ohio from this same franchisee for $1.0 million in cash. The results of operations for each of these restaurants have been included in the accompanying Consolidated Statements of Income from their respective date of acquisition.

6. Accounts Receivable

Accounts receivable consists of the following at December 28, 2003 and December 29, 2002 (in thousands):

	2003	2002
Trade receivable due from franchisees	$1,059	$1,043
Receivable from landlords	33	209
Note receivable—current	—	73
Other	67	529

	1,159	1,854
Allowance for doubtful accounts	(13)	(212)

Accounts receivable, net	$1,146	$1,642

Activity in the allowance for doubtful accounts is as follows (in thousands):

	2003	2002	2001
Allowance for doubtful accounts, beginning of period	$212	$1,565	$1,608
Additions	47	119	725
Decreases	(246)	(1,472)	(768)

Allowance for doubtful accounts, end of period	$13	$212	$1,565

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Restricted Current Assets—Marketing Funds

Marketing funds consist of the following at December 28, 2003 and December 29, 2002 (in thousands):

	2003	2002
Cash	$851	$243
Prepaid assets	6	238
Accounts receivable from franchisees	102	136

Restricted current assets—marketing funds	$959	$617

8. Property and Equipment

Property and equipment consists of the following at December 28, 2003 and December 29, 2002 (in thousands):

	Estimated Lives	2003	2002
Land		$18,615	$11,623
Buildings	15 to 30 years	23,525	13,197
Leasehold improvements	Shorter of lease term or life	102,284	80,662
Furniture, fixtures and equipment	3 to 7 years	68,749	56,715
Restaurant property leased to others	3 to 30 years	6,132	6,675
Construction in progress		8,602	6,222

		227,907	175,094
Accumulated depreciation and amortization		(76,846)	(64,918)

Property and equipment, net		$151,061	$110,176

Depreciation and amortization expense on property and equipment, including assets under capital lease, was $15.5 million in 2003, $12.3 million in 2002 and $8.4 million in 2001.

Based upon management’s assessment of long-lived assets, the Company determined that the carrying amounts of certain of its long-lived assets were not recoverable. The restaurants identified in management’s assessment had experienced losses from operations and negative cash flows. The fair value of the assets to be held and used in continuing operations for which an impairment was recorded was estimated using the present value of estimated expected future cash flows in order to determine the amount of impairment loss. Impairment costs recognized during 2002 was $1.1 million. There were no impairment costs recognized in 2003 or 2001. As of December 28, 2003 and December 29, 2002, there were no restaurants held for disposal.

9. Other Assets

Other assets consist of the following at December 28, 2003 and December 29, 2002 (in thousands):

	2003	2002
Debt issuance costs, net	$1,398	$1,267
Deposits	1,158	398
Cash surrender value of deferred compensation trust asset	485	—
Other	6	54

	$3,047	$1,719

In July 2001, a debtor ceased making payments on a then outstanding note due to financial difficulties and, in February 2002, the property in Addison, Texas was reacquired in settlement of the note. A loss of $140,900 was recorded in 2001 for the write-down of the note to the fair value of the property. The property was subsequently sold in 2002, resulting in an additional loss of $162,700.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Closed Restaurant Reserve

Prior to adoption of SFAS 146 in 2003, the Company recorded a reserve when a decision was made to close a restaurant. Reserves principally consisted of real estate brokerage costs for sales of owned property, lease termination fees and lease commitments post closing up to the date of sublease for leased properties. Activity in the closed restaurant reserves account is as follows (in thousands):

	2003	2002	2001
Closed restaurant reserves, beginning of period	$—	$215	$354
Additions	—	—	37
Decreases	—	(215)	(176)

Closed restaurant reserves, end of period	$—	$—	$215

11. Borrowings

The Company’s borrowings at December 28, 2003 and December 29, 2002 are summarized below (in thousands):

	2003	2002
Revolving credit agreement	$20,000	$11,000
Capital leases	6,266	13,120
Collateralized notes payable	11,362	15,860

	37,628	39,980
Current portion	(1,422)	(1,828)

Long-term debt	$36,206	$38,152

Maturities of long-term debt and capital lease obligations as of December 28, 2003 are as follows (in thousands):

2004	$1,422
2005	3,119
2006	22,856
2007	1,585
2008	1,315
Thereafter	7,331

$37,628

On July 24, 2002, the Company entered into a three-year, $40.0 million revolving credit agreement with Wachovia Bank, N.A. and other financial institutions named therein. On May 20, 2003, the Company amended its revolving credit agreement to increase its maximum borrowing capacity to $85.0 million and to extend the term of the agreement through May 19, 2006. The amendment of the Company’s revolving credit agreement resulted in $755,700 of debt issuance costs that are amortized ratably over the remaining life of the agreement. The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of the Company’s subsidiaries and a first priority lien on substantially all of the Company’s tangible and intangible assets.

The Company was required under the revolving credit agreement to exercise the purchase options on three capital leases during 2003. These purchase options related to restaurant leases in Highlands Ranch, Colorado; Issaquah, Washington; and Grapevine, Texas. The exercise of the Highlands Ranch purchase option was completed in January 2003 for $4.0 million, the exercise of the Issaquah purchase option was completed in August 2003 for $3.7 million and the exercise of the Grapevine purchase option was completed in September 2003 for $3.5 million. In addition, during second quarter 2003, the Company elected to repay $3.1 million of various real estate and equipment loans. These real estate and equipment loans were payable monthly over remaining terms ranging from three to eight years and were subject to fixed interest rates ranging from 7.9% to 9.7%. The exercise of the purchase options and prepayment of these real estate and equipment loans resulted in a $257,500 charge for loss on extinguishment of debt, including $186,400 of non-cash expense related to the write-off of capitalized debt issuance costs that were being amortized over the respective lives of the relevant agreements. The revolving credit agreement does not require the early extinguishment of any additional borrowings.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the amended revolving credit agreement bear interest at one of the following rates as selected by the Company: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and also on the last day of such interest period. In addition, the Company may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans under the amended credit agreement bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of December 28, 2003, borrowings outstanding under the Company’s revolving credit agreement agreement bore interest at approximately 3.4%.

The amended revolving credit agreement requires that the Company comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) requirements. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. As of December 28, 2003, the Company is in compliance with all covenants related to the amended credit agreement.

The amended revolving credit agreement is also subject to a commitment fee of 0.5% per annum on the average daily unused portion of the revolver. In addition, the Company must pay a fee in consideration of letter of credit commitments equal to 2.0% to 2.75% on the average daily maximum amount available to be drawn under each letter of credit from the date of issuance to the date of expiration. The Company must also pay the reasonable and customary charges of its lenders with respect to the amendment, transfer, administration, cancellation and conversion of, and drawings under, letters of credit. Commitment and letter of credit fees are payable quarterly, in arrears on the 15th day following the last day of each calendar quarter.

At December 29, 2002, an irrevocable letter of credit totaling $841,000 was issued under the revolving credit agreement. On September 30, 2003, the letter of credit was increased to $2,041,000. This letter is being maintained to back the Company’s self-insured workers’ compensation program and reduces the amount of future borrowings available under the Company’s revolving credit agreement.

In July 2002, the Company used proceeds from its initial public offering, together with borrowings under the revolving credit agreement, to repay $48.0 million under its existing term loan, including a prepayment penalty of $1.8 million and $289,000 of accrued interest. The term loan was originated on September 6, 2000, bore interest at 9.9% and was payable in equal monthly installments of $593,790 with the final payment due September 1, 2012. The Company also repaid its $5.0 million revolving credit facility with U.S. Bank. The facility was originated on April 25, 2002 and bore interest at LIBOR plus 3.0% payable monthly, in arrears. In addition, the Company repaid $1.6 million outstanding under a real estate loan, including a 1% prepayment penalty and $439,600 outstanding under three equipment loans. Termination of the term loan and the revolving credit facility resulted in additional non-cash charges of $2.4 million during 2002 resulting from the write-off of capitalized debt issuance costs that were being amortized over the respective lives of the relevant credit agreements. These agreements were terminated upon repayment and the Company has no remaining obligations under these agreements. The Company early adopted SFAS 145 in 2002 and consequently did not record the loss on extinguishment of debt as an extraordinary item.

The collateralized notes payable are secured by certain property and equipment of the Company. Under some of these agreements, the Company is required to maintain certain financial ratios. As of December 28, 2003, the Company is in compliance with all covenants for collateralized notes payable. The collateralized notes payable require monthly principle and interest payments through 2016, with a weighted average interest rate of 5.5% at December 28, 2003.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Supplemental Disclosures to Consolidated Statements of Cash Flows (in thousands)

	2003	2002	2001
Interest paid	$2,938	$5,907	$7,806
Income taxes paid, net	5,281	1,816	1,600
Capital lease obligations incurred for real estate and equipment purchases	1,705	—	—
Notes receivable from stockholders related to early exercise of stock options	—	5,400	—
Common stock issued for The Snyder Group Company acquisition	—	—	56

13. Derivative Instruments

The Company’s objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, the Company may use interest rate swaps and caps to manage its net exposure to interest rate changes related to our portfolio of borrowings.

The Company has adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. As appropriate, on the date derivative contracts are entered into, the Company designates the derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

On December 11, 2002, the Company entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which the Company will pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by the Company is based on a 1-month LIBOR rate, initially determined two banking days prior to the effective date. Thereafter, the interest rate resets according to the then current 1-month LIBOR rate two days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by SFAS 133, and there were no gains or losses recognized in earnings during the reporting periods presented. As of December 28, 2003 and December 29, 2002, the unrealized loss on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in comprehensive income totaled $108,100, net of tax of $67,700 and $83,500, net of tax of $49,700, respectively.

14. Income Taxes

The provision for income taxes consists of the following for the periods ended December 28, 2003, December 29, 2002 and December 30, 2001 is as follows (in thousands):

	2003	2002	2001
Current:
Federal	$(3,341)	$(2,163)	$(1,965)
State	(1,300)	(553)	(533)
Deferred:
Federal	(3,490)	(1,086)	(1,104)
State	62	(279)	(120)

	$(8,069)	$(4,081)	$(3,722)

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax (provision) benefit that would result from applying the federal statutory rate to income tax (provision) benefit as shown in the accompanying Consolidated Statements of Income is as follows for the years ended December 28, 2003, December 29, 2002 and December 30, 2001:

	2003	2002	2001
Tax provision at federal statutory rate	35.0%	34.0%	34.0%
State income taxes	3.5	4.9	7.0
General business and other tax credits	(5.3)	(8.5)	(8.6)
Other	0.7	2.7	0.1

Effective tax rate	33.9%	33.1%	32.5%

The Company’s federal and state deferred taxes consist of the following at December 28, 2003 and December 29, 2002 (in thousands):

	2003	2002
Alternative minimum tax credits	$1,446	$1,446
General business and other tax credits	3,841	4,978
Net operating losses—state	97	125
Property and equipment basis differences	(1,140)	1,657
Deferred rent	2,139	1,804
Reserves for doubtful accounts, salaries, vacations, insurance and other liabilities	1,111	557
Franchise Deposits	508	343
Other, net	(330)	235
Franchise rights basis difference	(1,887)	(1,949)

Net deferred tax asset	$5,785	$9,196

Realization of net deferred tax asset is dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets is considered realizable, however, it could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

As of December 28, 2003, the Company has state net operating losses totaling $1.8 million available to reduce future taxes which expire through 2012. Additionally, the Company has federal alternative minimum tax credits of $1.4 million available with no expiration date. The Company also has general business and other tax credits totaling $3.8 million available to offset future taxes which expire through 2023.

15. Commitments And Contingencies

Leasing Activities—The Company leases land, buildings and equipment used in its operations under operating leases. Rent expense with stockholders under one restaurant lease in 2003 was $132,800 and two restaurant leases in 2002 and 2001 was $219,500 and $207,400, respectively. During June 2002 one of the two restaurants under lease with a related party was transferred to an unrelated third party. The Company also leases two other restaurants from an entity in which a franchisee has an ownership interest. Rent expense under these leases was $610,400, $606,800 and $621,700 during 2003, 2002 and 2001, respectively.

The operating leases have terms ranging from one year to 25 years and generally contain renewal options which permit the Company to renew the leases at prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land and building lease agreements require contingent rentals based on a percentage of stated sales volumes. Certain lease agreements also require the Company to pay maintenance, insurance and property tax costs. Rental expense related to land, building and equipment leases, including related parties, is as follows (in thousands):

	2003	2002	2001
Minimum rent	$13,760	$12,050	$10,092
Percentage rent	993	1,010	945
Other rents	449	312	276

	$15,202	$13,372	$11,313

The Company leases certain of its owned land, buildings and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at December 28, 2003 and December 29, 2002 was $6.1 million and $6.7 million, respectively, and related accumulated depreciation was $2.3 million and $3.1 million, respectively.

Future minimum lease commitments and minimum rental income under all leases as of December 28, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2004	$800	$14,136	$245
2005	814	14,095	245
2006	2,095	13,332	245
2007	693	13,256	245
2008	707	12,531	182
Thereafter	5,944	88,577	25

Total	11,053	155,927	1,187
Less amount representing interest at 3.8% to 13.4%	(4,787)

Present value of future minimum lease payments	6,266
Less current portion	207

Long-term capital lease obligations	$6,059

As of December 28, 2003 and December 29, 2002, property and equipment included $7.1 million and $12.2 million of assets under capital lease, respectively, and $1.0 million and $2.2 million of related accumulated depreciation, respectively.

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

Lease Termination Fee—During the second quarter of 2002, the Company realized a $944,985 non-recurring gain due to a landlord lease buy-out of an existing company-owned restaurant. As a result, the Company relocated the restaurant to a new location during June 2002. The lease termination fee received of $1.4 million has been presented net of related charges of $235,600 for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of $204,400.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Franchise Operations

Results of franchise operations consist of the following (in thousands):

	2003	2002	2001
Franchise royalties and fees
Royalty income	$9,003	$8,399	$8,521
Franchise fees	317	166	481

Total franchise royalties and fees	9,320	8,565	9,002

Franchise development costs
Payroll and employee benefit costs	1,049	1,389	1,345
General and administrative	1,799	1,867	2,359

Total franchise development costs	2,848	3,256	3,704

Operating income from franchise operations	$6,472	$5,309	$5,298

17. Related Parties

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Stock Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under our 1990 and 1996 Stock Plans. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006 to January 29, 2012, or earlier if employment terminates. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. The notes are recorded as a reduction of stockholders’ equity and interest income of $257,900 and $170,600 has been recognized in 2003 and 2002, respectively. As of December 28, 2003 and December 29, 2003, the number of fully vested early exercised options totaled 741,379 and 672,414, respectively, and unvested early exercise options totaled 34,483 and 103,448, respectively.

During 2003, the Company’s chief financial officer repaid $78,721 of principal related to his $600,000 full recourse note and $40,139 of accrued interest thereon. As a result, the outstanding principal balance of the remaining full recourse notes as of December 29, 2003 was $5.3 million.

The Company’s chief executive officer has two $300,000 notes payable to the Company, collateralized by shares of the Company’s common stock. The notes were issued in June 2000 and May 2001 in connection with an employment agreement, and bear interest, compounded annually, of 6.62% and 5.07%, respectively. The notes mature in May 2005, at which time all principal and interest becomes due and payable to the Company. These notes, and the related interest thereon, are recorded as a reduction of stockholders’ equity. During 2003 and 2002, the Company recognized interest income of $40,900 and $81,600, respectively, on these notes.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin in the amounts of $912,700, $921,900 and $803,200 in 2003, 2002 and 2001, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (RRRC), which operated Red Robin restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $853,400, $785,600 and $849,800 in 2003, 2002 and 2001, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

A relative of the Company’s chief executive officer operates one of the Company’s indoor plant maintenance suppliers. The Company paid this supplier $273,200, $199,700 and $132,700 in 2003, 2002 and 2001, respectively.

The Company has engaged a legal firm to represent it on various matters, including Securities and Exchange Commission filings, acquisitions, financings and other general corporate matters. The Company paid this firm $392,900, $1.0 million and $163,500 in 2003, 2002 and 2001, respectively. A member of the Company’s board of directors is a partner of this firm.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a privately held transportation and relocation service provider. Red Robin paid this company $79,800, $281,500 and $33,900 in 2003, 2002 and 2001, respectively. The chief executive officer of this company joined the Company’s board of directors during 2002.

From May 2000 through July 2002, the Company maintained a consulting services agreement with Quad-C, a significant shareholder, pursuant to which Quad-C rendered consulting and financial advisory services. Two members of the Company’s board of directors are affiliated with Quad-C. This agreement terminated in conjunction with the Company’s July 2002 initial public offering. Fees paid to Quad-C under this agreement, prior to its termination, were $112,900 in 2002 and $184,600 in 2001.

Pursuant to a registration rights agreement, the Company was required to bear substantially all expenses, other than underwriting discounts and commissions, of the selling stockholders in connection with the Company’s secondary offering that was completed in November 2003. In connection with this offering, the Company also agreed to reimburse the selling stockholders for a portion of the underwriting discounts and commissions otherwise payable by them. Two members of the Company’s board of directors are affiliated with two of the selling stockholders. The company paid the expenses of the registration and sale of 1,268,801 shares of the Company’s common stock held by these selling stockholders and reimbursed them for underwriting discounts and commissions in the amount of $84,100.

18. Stockholders’ Equity

In November 2003, Red Robin completed a secondary offering of 3,458,673 shares of common stock, of which it sold 750,000 shares, at a price of $26.50 per share. The remaining 2,708,673 shares were offered by selling stockholders. The Company received proceeds of $18.0 million from the offering, net of $1.0 million of underwriting fees and commissions and $868,200 of other offering costs. On December 4, 2003, the Company’s underwriters exercised their over-allotment option with respect to 518,801 additional shares offered by selling stockholders. The Company received no proceeds from the over-allotment exercise.

In June 2003, stockholders approved an amendment to the Company’s certificate of incorporation to reduce the authorized number of shares of common stock, $0.001 par value per share, from 50 million shares to 30 million shares and to reduce the authorized number of shares of preferred stock, $0.001 par value per share, from 5 million shares to 3 million shares.

In July 2002, Red Robin completed an initial public offering of 5,038,000 shares of common stock, of which it sold 4,000,000 shares, at a price to the public of $12.00 per share. The remaining 1,038,000 shares were offered by selling stockholders. The Company received proceeds of $42.8 million from the initial public offering, net of $3.4 million of underwriting fees and commissions and $1.8 million of other offering costs. On August 16, 2002, the Company’s underwriters exercised their over-allotment option with respect to 400,000 additional shares offered by selling stockholders. The Company received no proceeds from the over-allotment exercise.

In June 2002, the Company’s board of directors and shareholders approved a 1 for 2.9 reverse stock split. All share and per share amounts presented herein have been adjusted to reflect this reverse stock split as of the beginning of the first period presented.

19. Stock Incentive Plans

The Company has four stock based compensation plans: the 1990 Incentive Stock Option and Nonqualified Stock Option Plan (the 1990 Stock Plan), the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan) and the 2002 Incentive Stock Option Plan (2002 Stock Plan). However, as of December 28, 2003, there were no remaining shares authorized for grant under the 1990 Stock Plan, the 1996 Stock Plan and the 2000 Stock Plan.

Under the 2000 Stock Plan, options were granted to purchase common stock at the estimated fair market value at the date of grant. Vesting under the plan varied based on the attainment of certain financial results. The 2000 Stock Plan terminates at the close of business on April 15, 2010, however, during June 2002, the board of directors determined that no additional options would be granted under this plan. Options to acquire a total of 1,103,234

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of the Company’s common stock were granted through December 29, 2002. During September 2002, the board of directors approved accelerated vesting of 694,827 options granted under the 2000 Stock Plan during 2002, including 603,448 early exercise options discussed further in Note 17.

In June 2002, the Company adopted, and its stockholders approved, the 2002 Stock Plan. Under this plan, the Company may grant stock options and other awards to employees, directors and consultants. A total of 900,000 shares of common stock are authorized for issuance with respect to awards granted under the 2002 Stock Plan. Awards under the 2002 Stock Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), limited stock appreciation rights, or SARs limited to specific events, such as in a change in control or other special circumstances, restricted stock, performance share awards, or stock bonuses. Nonqualified stock options and other awards may be granted at prices below the fair market value of the common stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Incentive stock options must have an exercise price that is at least equal to the fair market value of the common stock, or 110% of fair market value of the common stock for any 10% owner of the Company’s common stock, on the date of grant. Vesting of awards under the 2002 Stock Plan will vary, however, no award shall be exercisable or shall vest until at least one year after the initial award date. Each award granted under the 2002 Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change of control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award shall expire on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. These and other awards may also be issued solely or in part for services. Any shares subject to awards that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2002 Stock Plan. If not sooner terminated by the Company’s board of directors, the 2002 Stock Plan shall terminate on July 12, 2012. As of December 28, 2003, options to acquire a total of 534,300 shares of the Company’s common stock have been granted under this plan at a price equal to fair market value on the respective dates of grant.

The table below summarized the status of the Company’s stock based compensation plans for the 2003, 2002 and 2001 (in thousands, except per share data):

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	478	$7.23	1,413	$5.86	1,413	$5.80
Awards granted	520	17.57	131	11.27	136	6.53
Awards forfeited	(62)	5.83	(48)	7.40	(132)	5.80
Awards exercised	(102)	13.43	(1,018)	5.85	(4)	5.80

Outstanding, end of year	834	$13.39	478	$7.23	1,413	$5.86

The following table summarizes information about stock options outstanding at December 28, 2003 (in thousands, except per share data and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.80 – 7.25	292	5.39	$6.12	230	$5.98
$12.55 – 14.98	403	9.00	14.80	8	12.95
$17.52 – 21.99	63	9.47	18.38	—	—
$29.73	76	9.95	29.73	—	—

	834	7.86	$13.39	238	$6.21

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Employee Benefit Programs

Employee Stock Purchase Plan—In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (2002 ESPP) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. A total of 300,000 shares of common stock are available under the 2002 ESPP, and as of December 28, 2003, 290,738 remained available for future purchases. Subsequent to December 28, 2003, an additional 8,124 shares were issued for the offering period that commenced on July 1, 2003 and ended on December 31, 2003. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2002 ESPP. The 2002 ESPP operates in successive six-month periods, or offering periods, commencing on each January 1 and July 1, which began on January 1, 2003.

Employee Defined Contribution Plan—In 1990, the Company adopted the Red Robin International 401(k) Savings Plan (the 401k Plan) which covers substantially all of its eligible employees. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation (as defined) in a tax-exempt trust. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. There were no Company contributions during 2003, 2002, and 2001.

Employee Deferred Compensation Plan—Effective January 1, 2003, the Company adopted a deferred compensation plan that permits certain employees not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible employees may elect to defer up to 75% of their base salary and up to 100% of bonuses and commissions each plan year. Employee contributions since the plan’s inception, and related investment income thereon, totaled $533,900 at December 28, 2003, and are included in “accrued payroll and payroll-related liabilities.” To fund this plan, the Company purchases corporate-owned whole-life insurance contracts on the related employees. The cash surrender value of these policies, which totaled $484,700 at December 28, 2003, is included in “other assets, net.”

21. Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s quarterly results of operations for 2003 and 2002 (in thousands, except per share data):

	16 Weeks Ended	12 Weeks Ended
Year Ended December 28, 2003	April 20	July 13	October 5	December 28
Total revenues	$92,892	$75,592	$79,320	$80,803
Income from operations	6,110	6,711	6,822	7,037
Net income	3,531	4,035	3,975	4,193
Basic earnings per share	$0.24	$0.27	$0.26	0.27
Diluted earnings per share	$0.23	$0.26	$0.26	$0.27

Year Ended December 29, 2002	April 21	July 14	October 6	December 29
Total revenues	$79,201	$65,056	$64,586	$65,567
Income from operations	6,019	5,885	5,681	4,572
Net income	2,476	2,732	389	2,667
Basic earnings per share	$0.25	$0.27	$0.03	$0.18
Diluted earnings per share	$0.23	$0.25	$0.03	$0.18

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Our board of directors has adopted a code of ethics that applies to our chief executive officer and other senior executives, including our chief financial officer and controller, as required by the Securities and Exchange Commission. The full text of our code of ethics can be found on our website at http://irpage.com/rrgb/. We intend to satisfy the Securities and Exchange Commission disclosure requirements regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our chief executive officer and other senior executives, including our chief financial officer and controller, or persons performing similar functions by posting such information on our website at http://irpage.com/rrgb/.

Information regarding directors appearing under the caption “Directors and Nominees” in our 2004 Proxy Statement is hereby incorporated by reference. Information regarding audit committee financial experts appearing under the caption “Committees of the Board of Directors” in our 2004 Proxy Statement is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement is hereby incorporated by reference.

Information regarding our executive officers is included in Item 1 of this annual report on Form 10-K.

ITEM 11. Executive Compensation

Information regarding executive compensation appearing under the captions “Director Compensation” and “Executive Compensation” in our 2004 Proxy Statement is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership of Certain Persons” in our 2004 Proxy Statement and information regarding our equity compensation plans appearing under the caption “Equity Compensation Plan Information” in our 2004 Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under the caption “Certain Relationships and Related Transactions” and/or “Compensation Committee Interlocks and Insider Participation” in our 2004 Proxy Statement is hereby incorporated by reference.

ITEM 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Independent Auditors” in our 2004 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a	)	Exhibits and Financial Statement Schedules

		(1)	Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this annual report on Form 10-K. See “Index to Financial Statements and Supplemental Data” for more detail.

		(2)	All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this annual report on Form 10-K.

		(3)	Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 18, 2000, by and among Red Robin International, Inc., Red Robin Holding Co., Inc., The Snyder Group Company and the stockholders of The Snyder Group Company. Incorporated by reference to Exhibit 2.1 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.2	Closing Agreement and Amendment to Merger Agreement, entered into as May 11, 2000, by and among Red Robin International Inc., Red Robin Holding Co., Inc., The Snyder Group Company and the stockholders of The Snyder Group Company. Incorporated by reference to Exhibit 2.2 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

2.3	Memorandum Agreement, dated May 10, 2001, by and among The Snyder Group Company, Red Robin International, Inc., Red Robin West, Inc., Rodney Bench, as trustee of that certain Trust Indenture Agreement, dated May 11, 2000, by and among Red Robin International, Inc., Rodney Bench and Bunch Grass Leasing, LLC. Incorporated by reference to Exhibit 10.16 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.4	Agreement and Plan of Merger, dated January 23, 2001, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc. and Red Robin Merger Sub, Inc. Incorporated by reference to Exhibit 2.4 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.5	Stock Purchase Agreement, dated as of September 19, 2001, by and among Western Franchise Development, Inc., Dennis E. Garcelon and E. Marlena Garcelon, trustees of the Garcelon Trust dated January 6, 1992, Samuel Winston Garcelon and Red Robin International, Inc. Incorporated by reference to Exhibit 2.5 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 filed as an exhibit to our filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 filed as an exhibit to our Form 10-Q for the quarterly period ended October 5, 2003, dated November 11, 2003.

3.3	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

4.1	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.1	Red Robin Gourmet Burgers, Inc. Incentive Stock Option and Nonqualified Stock Option Plan—1990. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.2	Red Robin Gourmet Burgers, Inc. 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.3	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.4	Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

10.5	Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

10.6	Registration Rights Agreement, dated May 11, 2000, by and among Red Robin International, Inc., Skylark Co., Ltd., RR Investors LLC, RR Investors II, LLC, Michael J. Snyder and certain stockholders named therein. Incorporated by reference to Exhibit 10.8 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.7	First Amendment to Registration Rights Agreement, dated August 9, 2001, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Skylark Co., Ltd., RR Investors LLC, RR Investors II, LLC, Michael J. Snyder and certain other stockholders named therein. Incorporated by reference to Exhibit 10.9 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.8	Employment Agreement, dated May 11, 2000, by and between Red Robin International, Inc. and Michael J. Snyder. Incorporated by reference to Exhibit 10.10 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.9	Employment Agreement, dated January 7, 1997, by and between Mike Woods and Red Robin International, Inc. Incorporated by reference to Exhibit 10.11 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.10	Non-Interference, Non-Disclosure and Non-Competition Agreement, dated May 11, 2000, by and among RR Investors, LLC, RR Investors II, LLC, Red Robin International, Inc. and Michael J. Snyder. Incorporated by reference to Exhibit 10.12 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.11	Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and executive officers. Incorporated by reference to Exhibit 10.20 filed as an exhibit to Amendment No. 3 of our Registration Statement on Form S-1 dated July 12, 2002 (Registration No. 333-87044).

10.12	Master Loan Agreement, dated November 3, 2000, by and between Red Robin and General Electric Capital Business Asset Funding Corporation. Incorporated by reference to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044). Incorporated by reference to Exhibit 10.21 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.13	Promissory Note, dated June 30, 2000, by Michael J. Snyder in favor of Red Robin International, Inc. Incorporated by reference to Exhibit 10.22 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.14	Promissory Note, dated February 27, 2001, by Michael J. Snyder in favor of Red Robin International, Inc. Incorporated by reference to Exhibit 10.23 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.15	Pledge Agreement, dated June 30, 2000, by and between Michael J. Snyder and Red Robin International, Inc. Incorporated by reference to Exhibit 10.24 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.16	Pledge Agreement, dated February 27, 2001, by and between Michael J. Snyder and Red Robin International, Inc. Incorporated by reference to Exhibit 10.25 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.17	Fountain Beverage Agreement, dated April 1, 2000, by and between Pepsi-Cola Company, a division of PepsiCo, a North Carolina corporation, and Red Robin International, Inc. Incorporated by reference to Exhibit 10.27 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.18	Master Distribution Agreement, dated May 16, 2001, by and between Sysco Corporation and Red Robin International, Inc. Incorporated by reference to Exhibit 10.28 filed as an exhibit to Amendment No. 3 of our Registration Statement on Form S-1 dated July 12, 2002 (Registration No. 333-87044).

10.19	Credit Agreement, dated as of April 12, 2002, between Red Robin International, Inc. and U.S. Bank National Association. Incorporated by reference to Exhibit 10.29 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.20	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between Robert J. Merullo and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.30 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.21	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between James P. McCloskey and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.31 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.22	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between James P. McCloskey and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.32 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.23	Secured Promissory Note, dated April 25, 2002 executed by James P. McCloskey in favor of Red Robin GourmetBurgers, Inc. Incorporated by reference to Exhibit 10.33 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.24	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between Michael J. Snyder and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.34 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.25	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between Michael E. Woods and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.35 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.26	Secured Promissory Note, dated April 25, 2002, executed by Michael E. Woods in favor of Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.36 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.27	$85,000,000 Amended and Restated Credit Agreement, dated as of May 20, 2003, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Documentation Agent. Incorporated by reference as an exhibit to our Current Report on Form 8-K, dated May 20, 2003.

10.28	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1	None.

(b)	Reports on Form 8-K

Form 8-K, filed November 4, 2003, concerning our press release announcing the filing of a registration statement dated November 3, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)

March 12, 2004	By:	/s/ MICHAEL J. SNYDER
(Date)		Michael J. Snyder (Michael J. Snyder, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL J. SNYDER Michael J. Snyder	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ JAMES P. MCCLOSKEY James P. McCloskey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ EDWARD T. HARVEY Edward T. Harvey	Director	March 12, 2004

/s/ TERRENCE D. DANIELS Terrence D. Daniels	Director	March 12, 2004

/s/ GARY J. SINGER Gary J. Singer	Director	March 12, 2004

/s/ DENNIS B. MULLEN Dennis B. Mullen	Director	March 12, 2004

/s/ BENJAMIN D. GRAEBEL Benjamin D. Graebel	Director	March 12, 2004