Form 10-Q
period 2004-04-18
RED ROBIN GOURMET BURGERS INC
filed 2004-05-21
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 18, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission file number 0-49916

RED ROBIN GOURMET BURGERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1573084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 S. Fiddler’s Green Circle Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

(303) 846-6000

(Registrant’s telephone number, including area code)

5575 DTC Parkway, Suite 110, Greenwood Village, CO 80111

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of May 18, 2004, there were 16,020,942 outstanding shares of the registrant’s common stock.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	April 18, 2004	December 28, 2003
Assets
Current Assets:
Cash and cash equivalents	$4,670	$4,871
Accounts receivable, net	1,373	1,146
Inventories	4,592	4,357
Prepaid expenses and other current assets	2,259	3,977
Income tax refund receivable	—	1,172
Deferred tax asset	1,075	1,075
Restricted current assets – marketing funds	1,340	959

Total current assets	15,309	17,557

Property and equipment, at cost, net	165,700	151,061

Deferred tax asset	4,706	4,710
Goodwill, net	25,720	25,720
Other intangible assets, net	7,956	8,118
Other assets, net	2,823	3,047

Total assets	$222,214	$210,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$10,756	$9,139
Accrued payroll and payroll-related liabilities	14,064	12,931
Unredeemed gift certificates	2,590	3,997
Accrued liabilities	8,250	6,622
Accrued liabilities – marketing funds	1,340	959
Current portion of long-term debt and capital lease obligations	1,473	1,422

Total current liabilities	38,473	35,070

Deferred rent payable	5,479	5,296
Long-term debt and capital lease obligations	38,681	36,206
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,020,942 and 15,969,723 shares issued and outstanding as of April 18, 2004 and December 28, 2003, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	122,961	122,184
Deferred compensation	(110)	(130)
Receivables from stockholders/officers	(6,463)	(6,432)
Accumulated other comprehensive loss, net of tax benefit	(103)	(108)
Retained earnings	23,280	18,111

Total stockholders’ equity	139,581	133,641

Total liabilities and stockholders’ equity	$222,214	$210,213

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Revenues:
Restaurant	$113,283	$90,217
Franchise royalties and fees	3,310	2,586
Rent revenue	136	89

Total revenues	116,729	92,892

Costs and Expenses:
Restaurant operating costs:
Cost of sales	26,831	21,051
Labor	40,111	31,849
Operating	16,532	13,967
Occupancy	7,346	6,268
Depreciation and amortization	5,693	4,560
General and administrative	8,063	6,905
Franchise development	2,325	1,397
Pre-opening costs	1,225	785

Total costs and expenses	108,126	86,782

Income from operations	8,603	6,110

Other (Income) Expense:
Interest expense	832	939
Interest income	(99)	(96)
Other	38	(19)

Total other expenses	771	824

Income before income taxes	7,832	5,286

Provision for income taxes	(2,663)	(1,755)

Net income	$5,169	$3,531

Net income per share:

Basic	$0.32	$0.24

Diluted	$0.32	$0.23

Weighted average shares outstanding:

Basic	15,968	15,024

Diluted	16,299	15,226

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Cash Flows From Operating Activities:
Net income	$5,169	$3,531
Non-cash adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,693	4,560
Other, net	404	127
Changes in operating assets and liabilities	5,589	3,721

Net cash flows provided by operating activities	16,855	11,939

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	2	9
Purchases of property and equipment	(20,113)	(13,525)

Net cash flows used in investing activities	(20,111)	(13,516)

Cash Flows From Financing Activities:
Borrowings of long-term debt	5,983	8,454
Payments of long-term debt and capital leases	(3,457)	(6,671)
Proceeds from repayment of promissory notes	51	—
Proceeds from sales of common stock	478	246

Net cash flows provided by financing activities	3,055	2,029

Net (decrease) increase in cash and cash equivalents	(201)	452

Cash and cash equivalents, beginning of period	4,871	4,797

Cash and cash equivalents, end of period	$4,670	$5,249

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2003	15,970	$16	$122,184	$(130)	$(6,432)	$(108)	$18,111	$133,641
Amortization of deferred compensation	—	—	—	20	—	—	—	20
Interest on notes from stockholders/ officers	—	—	—	—	(95)	—	—	(95)
Repayment of stockholders/ officers notes and related interest	—	—	—	—	64	—	—	64
Options exercised for common stock	43	—	344	—	—	—	—	344
Tax benefit on exercise of stock options	—	—	298	—	—	—	—	298
Common stock issued through employee stock purchase plan	8	—	135	—	—	—	—	135
Net income	—	—	—	—	—	—	5,169	5,169
Unrealized gain on cash flow hedge	—	—	—	—	—	5	—	5

Comprehensive income								5,174

Balance, April 18, 2004	16,021	$16	$122,961	$(110)	$(6,463)	$(103)	$23,280	$139,581

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Description Of Business And Basis Of Presentation

Red Robin Gourmet Burgers, Inc. and its subsidiaries (Red Robin or the Company) is a casual dining restaurant chain which as of April 18, 2004, operated 122 company-owned restaurants located in 15 states. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of April 18, 2004, there were 110 restaurants operating under franchise or license agreements in 22 states and two Canadian provinces. Red Robin also owns and leases to third parties certain land, buildings and equipment.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

The Company’s quarter which ended April 18, 2004 is referred to as first quarter 2004 or the sixteen weeks ended April 18, 2004, and its quarter which ended April 20, 2003 is referred to as first quarter 2003 or the sixteen weeks ended April 20, 2003. For fiscal year 2004 and 2003, the first quarters included 16 weeks and the second, third and fourth quarters will each include 12 weeks.

The condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of the financial statements pertain to franchise receivables, allowances for doubtful accounts, fixed asset lives, valuation of long-lived assets, impairment of goodwill and other intangible assets, income taxes and self-insurance and workers’ compensation reserves. Actual results could differ from those estimates.

2. Stock Based Compensation

Employee Stock Purchase Plan—The Company maintains an Employee Stock Purchase Plan (2002 ESPP) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period, or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2002 ESPP. The 2002 ESPP operates in successive six-month periods, or offering periods, commencing on each January 1 and July 1, which began on January 1, 2003. A total of 300,000 shares of common stock are currently reserved for issuance under the plan. During first quarter 2004, a total of 8,124 shares of common stock were issued in connection with the July 1 through December 31, 2003 offering period. As of April 18, 2004, a total of 282,614 remained available for future issuance under the plan.

Employee Stock Incentive Plans—During first quarter 2004, a total of 342,513 employee stock options were granted under the Company’s 2002 Stock Incentive Plan (2002 Stock Plan) at a weighted-average exercise price of $26.81 per share, which was equal to the closing market price on the date of grant.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect of the method used on reported results. The Company accounts for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. As a result, pre-tax compensation expense of $19,891 was recognized during the first quarter of each period presented for certain options granted during 2002 with intrinsic value on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied (in thousands, except per share data):

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Net Income, as reported	$5,169	$3,531
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	12	13
Deduct: Stock-based employee compensation costs, net of tax benefit	(571)	(262)

Pro forma net income	$4,610	$3,282

Earnings Per Share:
Basic - as reported	$0.32	$0.24

Basic - pro forma	$0.29	$0.22

Diluted - as reported	$0.32	$0.23

Diluted - pro forma	$0.28	$0.22

The fair value of options granted during the periods presented have been estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Risk-free interest rate	3.1%	3.1%
Expected years until exercise	5.5	5.5
Expected stock volatility	41.4%	48.9%
Dividend yield	0.0%	0.0%

3. Borrowings

Borrowings consists of the following (in thousands):

	April 18, 2004	December 28, 2003
Revolving credit agreement	$22,983	$20,000
Capital leases	7,301	7,388
Collateralized notes payable	9,870	10,240

	40,154	37,628
Current portion	(1,473)	(1,422)

Long-term debt	$38,681	$36,206

As of April 18, 2004, borrowings outstanding under the revolving credit agreement bore interest at approximately 3.2%.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Franchise Operations

Results of franchise operations consists of the following (in thousands):

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Franchise royalties and fees
Royalty income	$3,068	$2,519
Franchise fees	242	67

Total franchise royalties and fees	3,310	2,586

Franchise development costs
Payroll and employee benefit costs	654	297
General and administrative	451	319
Annual conference	1,220	781

Total franchise development costs	2,325	1,397

Operating income from franchise operations	$985	$1,189

5. Earnings Per Share

The Company presents both basic and diluted earnings per share amounts. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are based upon the weighted-average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their holdings into common stock. The Company uses the treasury stock method to calculate the impact of outstanding stock options (in thousands, except share data):

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Net Income	$5,169	$3,531

Basic weighted average shares outstanding	15,968	15,024
Dilutive effect of employee stock options	331	202

Diluted weighted average shares outstanding	16,299	15,226
Earnings Per Share:
Basic	$0.32	$0.24

Diluted	$0.32	$0.23

Unvested shares issued upon early exercise, as described in Note 6, are not considered outstanding for purposes of computing basic earnings per share because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of estimating diluted net income per share. Unvested shares issued upon early exercise totaled 22,989 as of April 18, 2004, and 103,448 as of April 20, 2003.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related Party Transactions

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Stock Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under our 1990 and 1996 Stock Plans. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006 to January 29, 2012, or earlier if employment terminates. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. The notes are recorded as a reduction of stockholders’ equity and interest income of $81,184 and $77,050 has been recognized in the first quarters of 2004 and 2003, respectively. As of April 18, 2004 and December 28, 2003, the number of fully vested early exercised options totaled 752,873 and 741,379, respectively, and unvested early exercise options totaled 22,989 and 34,483, respectively.

During the first quarter of 2004, the Company’s chief financial officer repaid $51,342 of principal related to his $600,000 full recourse note and $12,258 of accrued interest thereon. There have been no other repayments related to these officer notes since their inception. As a result, the outstanding principal balance of the remaining full recourse notes as of April 18, 2004 was $5.3 million.

The Company’s chief executive officer has two $300,000 notes payable to the Company, collateralized by shares of the Company’s common stock. The notes were issued in June 2000 and May 2001 in connection with an employment agreement, and bear interest, compounded annually, of 6.62% and 5.07%, respectively. The notes mature in May 2005, at which time all principal and interest becomes due and payable to the Company. These notes, and the related interest thereon, are recorded as a reduction of stockholders’ equity. During the first quarter of 2004 and 2003, the Company recognized interest income of $13,095 and $12,869, respectively, on these notes.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin in the amounts of $280,273 and $279,217 in the first quarters of 2004 and 2003, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (RRRC), which operated Red Robin restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $278,070 and $227,880 in the first quarters of 2004 and 2003, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

7. Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, as revised, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under certain circumstances, FIN 46 requires the consolidation of entities, which may not have been consolidated prior to its issuance. The Company has no variable interest in variable interest entities and, therefore, there are no entities that were consolidated with our financial statements as a result of FIN 46.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in “Risk Factors” under Item 1 and elsewhere in our annual report on Form 10-K for the year ended December 28, 2003. This section includes the following discussions:

•	Overview

•	Comparable Restaurant Sales

•	Results of Operations

•	First Quarter 2004 (Sixteen Weeks) compared to First Quarter 2003 (Sixteen Weeks)

•	Liquidity and Capital Resources

•	Inflation

•	Seasonality

•	Critical Accounting Policies and Estimates

•	Recent Accounting Developments

•	Forward-Looking Statements

Overview

Red Robin is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. We currently own and operate 122 casual dining restaurants under the name “Red Robin® America’s Gourmet Burgers & Spirits®” in 15 states and have 112 additional restaurants operating under franchise or license agreements in 24 states and two Canadian provinces.

During first quarter 2004, we opened seven new company-owned restaurants and our franchisees opened seven new restaurants.

Our fiscal years ended December 26, 2004 and December 28, 2003 are referred to as 2004 and 2003, respectively.

Comparable Restaurant Sales

Our company-owned comparable restaurant sales for first quarter 2004 increased 8.4% over first quarter 2003. We reflect restaurants as comparable in the first period following five full quarters of operations.

Results of Operations

Our operating results for each fiscal year presented below are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Revenues:
Restaurant	97.1%	97.1%
Franchise royalties and fees	2.8	2.8
Rent revenue	0.1	0.1

Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.7	23.3
Labor	35.4	35.3
Operating	14.6	15.5
Occupancy	6.5	6.9

Total restaurant operating costs	80.2	81.0
Depreciation and amortization	4.9	4.9
General and administrative	6.9	7.4
Franchise development	2.0	1.5
Pre-opening costs Franchise development	1.0	0.8

Income from operations	7.4	6.6

Other (Income) Expense:
Interest expense	0.7	1.0
Interest income	(0.1)	(0.1)
Other	0.1	—

Total other expenses	0.7	0.9

Income before income taxes	6.7	5.7
Provision for income taxes	(2.3)	(1.9)

Net income	4.4%	3.8%

First Quarter 2004 (Sixteen Weeks) compared to First Quarter 2003 (Sixteen Weeks)

Total revenues. Total revenues increased by $23.8 million, or 25.7%, to $116.7 million, from $92.9 million, due primarily to a $23.1 million increase in restaurant revenues. The increase in restaurant revenues was due to $12.3 million in additional revenues from the non-comparable restaurants that we opened in 2002 and 2003, $7.1 million from comparable restaurant sales increases of 8.4%, $3.0 million of revenues from seven new restaurants opened during first quarter 2004, and $682,000 of additional revenues from the restaurant we assumed operations of during April 2003. The increase in comparable restaurant sales was driven by an increase in guest counts of 7.1% and an increase in the average guest check of 1.3%.

Franchise royalties and fees increased $723,600, or 28.0%, to $3.3 million from $2.6 million. Franchise royalties increased $548,800, or 21.8%, to $3.1 million, from $2.5 million, due primarily to an increase in royalties generated from the 17 franchise restaurants opened in 2003 and 2004. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 5.6% and 4.5%, respectively. Franchise fees increased $174,800, or 72.2%, to $242,100, from $67,300, due to the fact that seven franchise restaurants were opened in first quarter 2004 compared to two in first quarter 2003.

Cost of sales. Cost of sales increased by $5.7 million, or 27.5%, to $26.8 million, from $21.1 million, due primarily to more restaurants being operated during first quarter 2004. Cost of sales as a percentage of restaurant revenues increased 0.4%, to 23.7%, from 23.3%. Overall, the increase as a percentage of restaurant revenues was attributable to increases in certain food costs that we experienced in the second half of 2003.

Labor. Labor expenses increased by $8.3 million, or 25.9%, to $40.1 million, from $31.8 million, due primarily to more restaurants being operated in first quarter 2004. Overall, labor expense as a percentage of restaurant revenues increased 0.1%, to 35.4%, from 35.3%. Labor as a percentage of restaurant revenues was 33.9% at our comparable restaurants and 35.8% at our non-comparable restaurants. Total wages as a percentage of restaurant revenues decreased 1.3% during first quarter 2004, due primarily to improvements in controllable labor at our restaurants. However, these improvements were offset by an increase of 0.6% for bonus expenses, 0.4% for self-insured workers’ compensation expenses, and 0.3% for payroll tax expenses. The increase in bonus expenses was primarily due to higher bonuses earned as a result of improved comparable restaurant sales. Our workers’ compensation expense increased to 1.0% of restaurant sales during first quarter 2004 compared to 0.6% a year ago. In general, our workers’ compensation costs have been trending upwards since second quarter 2003 and we cannot predict with certainty whether or not our workers’ compensation expense will continue to increase during the remainder of 2004.

Operating. Operating expenses increased by $2.5 million, or 18.4%, to $16.5 million, from $14.0 million, due primarily to more restaurants being operated in first quarter 2004. Operating expenses as a percentage of restaurant revenues improved 0.9%, to 14.6%, from 15.5%. The improvement as a percentage of restaurant revenues was due in part to our 8.4% increase in comparable restaurant sales and the discontinuance of one of our marketing funds midway through first quarter 2003, for which we had previously contributed 0.3% of restaurant revenues.

Occupancy. Occupancy expenses increased by $1.0 million, or 17.2%, to $7.3 million, from $6.3 million, due primarily to more restaurants being operated in first quarter 2004. Occupancy expense as a percentage of restaurant revenues improved 0.4%, to 6.5%, from 6.9%. Occupancy expense as a percentage of restaurant revenues at our comparable restaurants was 6.7%, compared to 7.1% the prior year. This decrease is attributable to leverage from our 8.4% increase in comparable restaurant sales. Occupancy expense as a percentage of restaurant revenues at our non-comparable restaurants was 5.3%, which is lower than our comparable restaurants due in part to the fact that we own, or have ground leases, on a greater percentage of our non-comparable restaurants as compared to our comparable restaurants.

Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 24.9%, to $5.7 million, from $4.6 million. The increase was primarily due to the addition of 25 new restaurants opened in 2003 and 2004. Depreciation and amortization expense as a percentage of total revenues was unchanged at 4.9% for both periods presented.

General and administrative. General and administrative expenses increased by $1.2 million, or 16.8%, to $8.1 million, from $6.9 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. These increases were in part offset by lower marketing expenses. General and administrative expenses as a percentage of total revenues improved 0.5%, to 6.9%, from 7.4%. The improvement in general and administrative expenses as a percentage of total revenues was primarily attributable to leverage from our 8.4% increase in comparable restaurant sales as well as higher franchise royalties and fees.

Franchise development. Our franchisees opened seven new restaurants in first quarter 2004 compared to two in the prior year period. Overall, franchise development expenses increased $927,900, or 66.4%, to $2.3 million, from $1.4 million, due in part to additional headcount and related costs attributable to franchise operations. Approximately half of this increase was attributable to our annual conference, which takes place in the first quarter of each year. Costs for the 2004 conference were higher than a year ago due to the fact that there were more attendees and because we held the 2004 conference in a more expensive location. Franchise development expenses as a percentage of total revenues increased 0.5%, to 2.0%, from 1.5%. We substantially increased the size of our franchise development and support teams during the second half of 2003.

Pre-opening costs. Pre-opening costs increased $440,100, or 56.1%, to $1.2 million, from $785,100, due primarily to the fact that there were seven company-owned restaurants opened during first quarter 2004, compared to five in the prior year period. Pre-opening costs as a percentage of total revenues increased 0.2%, to 1.0%, from 0.8%. Pre-opening costs for restaurants we opened in first quarter 2004 increased only slightly over the average for restaurants we opened in first quarter 2003, and pre-opening costs recognized in first quarter 2004 related to restaurants we intend to open during the remainder of 2004 were not significant.

Interest expense. Interest expense decreased by $106,800, or 11.4%, to $832,100, from $938,900. Our interest expense was lower in first quarter 2004 because we used proceeds from our secondary offering in November 2003 to repay $18.0 million of borrowings outstanding under our revolving credit agreement. In addition, interest expense in first quarter 2004 was lower due to the early payoff of various real estate and equipment loans during 2003 that bore significantly higher interest rates than borrowings under our revolving credit agreement.

Interest income. Interest income was $99,300 in first quarter 2004, compared to $96,400 in first quarter 2003. Primarily all of the interest income we recorded in both periods was attributable to related party receivables from officer/stockholder notes.

Other. Other expense was $37,900 in first quarter 2004, compared to other income of $18,700 in first quarter 2003. The first quarter 2003 results included a one-time gain of $34,300, which offset various other expenses. Other expense in first quarter 2004 related primarily to participant expenses related to our employee deferred compensation plan.

Income before income taxes. As a result of the above, income before income taxes increased $2.5 million, or 48.2%, to $7.8 million, from $5.3 million.

Provision for income taxes. The provision for income taxes increased $908,100, or 51.7%, to $2.7 million, from $1.8 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for first quarter 2004 was 34.0%, compared to 33.2% for first quarter 2003.

Net income. As a result of the above, net income increased by $1.6 million, or 46.4%, to $5.2 million, from $3.5 million.

Liquidity and Capital Resources

Cash and cash equivalents were $4.7 million as of April 18, 2004, compared to $4.9 million at the end of fiscal 2003. We attempt to keep only enough cash on hand to satisfy our working capital requirements, which can vary substantially as a result of seasonality, construction and other corporate needs. All available cash in excess of our estimated working capital needs is generally used to repay borrowings under our revolving credit agreement. The change in cash and cash equivalents were as follows (in thousands):

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Cash provided by operations	$16,855	$11,939
Cash used by investing activities	(20,111)	(13,516)
Cash provided by financing activities	3,055	2,029

(Decrease) increase in cash and cash equivalents	$(201)	$452

Operating Activities

Cash provided by operations in first quarter 2004 increased $4.9 million, or 41.2%, to $16.9 million, compared to $11.9 million in first quarter 2003, reflecting increased cash flow from restaurant and franchise operations, lower cash payments for interest and taxes, and increased cash flow from changes in operating assets and liabilities. These improvements were offset in part by increased non-cash adjustments to net income.

Investing Activities

Cash used in investing activities during first quarter 2004 increased $6.6 million, or 48.8%, to $20.1 million, compared to $13.5 million in first quarter 2003. Our investing activities consist primarily of purchases of property and equipment related to the construction of new restaurants and remodels and capital improvements of our existing company-owned restaurants. Our cash inflows from investing activities generally relate to proceeds from the sale of real estate, property and equipment.

Capital Expenditures. In first quarter 2004, we spent $20.1 million for new restaurant construction, remodels, capital improvements and various corporate initiatives. During first quarter 2003, we spent $13.5 million for new restaurant construction, remodels, capital improvements, corporate initiatives and a lease buy-out on a property previously under capital lease.

During 2004, we expect to open 21 to 22 new company-owned restaurants for a total cost of $50.0 million to $52.0 million, and we plan to spend $6.3 million to $6.6 million on restaurant remodels and capital improvements of our existing restaurants. In addition, we expect to invest $2.7 million to $2.8 million for corporate initiatives, including information systems, computer equipment and our corporate headquarters relocation that occurred in March 2004.

Proceeds from Investing Activities. Proceeds, which related to sales of property and equipment, were negligible for both periods presented.

Financing Activities

Cash provided by financing activities during first quarter 2004 increased $1.0 million. Our financing activities consist primarily of borrowings used to fund restaurant construction and other corporate needs in excess of cash provided by operations and proceeds we receive from sales of common stock. Cash used in financing activities is primarily related to the repayment of various borrowings. During the remainder of 2004, we expect our primary source of cash provided by financing activities will be obtained from additional borrowings under our revolving credit agreement.

Proceeds from the Issuance of Stock. During first quarter 2004, proceeds of $343,400 were received as a result of the exercise of employee stock options and $134,800 was recognized upon issuance of common stock to participants of our employee stock purchase plan.

Borrowings. We maintain an $85.0 million amended revolving credit agreement that will expire in May 2006, which is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. We are currently in compliance with all covenants related to the revolving credit agreement.

During first quarter 2004, our borrowings of long-term debt totaled $6.0 million and our payments of long-term debt and capital lease obligations totaled $3.5 million. Debt outstanding during first quarter 2004 had stated interest rates ranging from 2.1% to 13.4% and maturities ranging from 2004 through 2021. Our borrowing activity in first quarter 2004 was as follows (in thousands):

	Additions	Payments	Total
Revolving credit agreement	$5,983	$(3,000)	$2,983
Other repayments of capital leases and collateralized notes payable	—	(457)	(457)

Total	$5,983	$(3,457)	$2,526

We do not currently plan early repayments of any borrowings during 2004.

As of April 18, 2004, borrowings outstanding under our revolving credit agreement bore interest at approximately 3.2%. An irrevocable letter of credit issued under our revolving credit agreement in the amount of $2,041,000 is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit agreement. Our total committed borrowing capacity, capacity used and unused borrowing capacity as of April 18, 2004 were as follows (in thousands):

	Committed Capacity	Capacity Used	Unused Capacity
Revolving credit agreement	$85,000	$25,024	$59,976

The revolving credit agreement requires that capital expenditures, as defined, will not exceed specified amounts for each fiscal year as set forth in the following table (in thousands):

Amount
2004	$64,700
2005	75,000
2006	75,000

To the extent we do not exceed the annual limitations, any unused amount up to $10.0 million in any fiscal year will be carried forward to the following fiscal year and will increase the limit in the succeeding year by such carry-forward amount. As such, we carried forward $1.7 million from 2003 which has been included in the table above.

The revolving credit agreement prohibits us from entering into or assuming any obligations for the payment of rent under operating leases which, with respect to all new restaurants opened in each fiscal year in the aggregate, would exceed $2.5 million in each of 2004, 2005 and 2006. In addition, the revolving credit agreement prohibits us from entering into obligations with respect to operating leases that would allow for an annual increase, on a year-to-year basis, of more than 20%.

As of April 18, 2004, we had $9.8 million outstanding under various real estate and equipment loans with GE Capital. These loans bear interest at the 30-day commercial paper rate plus 3.0% to 3.5%, mature from 2005 to 2016, and are secured by buildings, equipment and improvements on certain properties. In addition, we had $7.4 million outstanding under various real estate and equipment loans with other lenders. These loans bear interest at rates ranging from 2.1% to 13.4% and mature from 2006 to 2021. The GE Capital loans, together with certain of our other loans, require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum EBITDA ratio and a maximum funded indebtedness ratio. As of April 18, 2004, we were in compliance with all of these financial ratios.

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

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation had a modest impact on our results of operations in first quarter 2004 primarily due to rising commodity prices for certain foods we purchase at market rates. However, we cannot quantify this impact, if any. Uncertainties related to future commodity prices and the supply of labor make it difficult to predict what impact, if any, inflation may have during the remainder of 2004 and beyond.

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

Goodwill, Intangible Assets and Other Long-Lived Assets. Goodwill and other intangible assets must be tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least once annually for goodwill. We completed our most recent annual impairment test in December 2003, and determined that there were no impairment losses related to goodwill. In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

We assess intangible assets subject to amortization and other long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform this assessment on a restaurant-by-restaurant basis and will recognize an impairment loss when we believe the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

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

Recent Accounting Developments

FIN 46. Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, as revised, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under certain circumstances, FIN 46 requires the consolidation of entities, which may not have been consolidated prior to its issuance. We have no variable interest in variable interest entities and, therefore, there are no entities that were consolidated with our financial statements as a result of FIN 46.

Forward-Looking Statements

Certain information contained in this Form 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve and manage our planned expansion;

•	the ability of our franchisees to open and manage new restaurants;

•	our franchisees’ adherence to our practices, policies and procedures;

•	changes in the availability and costs of food;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors;

•	the continued service of key management personnel;

•	the concentration of our restaurants in the Western United States;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences, general economic conditions or consumer discretionary spending;

•	health concerns about our food products and food preparation;

•	our ability to attract, motivate and retain qualified team members;

•	the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages;

•	the impact of litigation;

•	cost and availability of capital

•	the effect of competition in the restaurant industry;

•	additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements; and

•	other risk factors described from time to time in SEC reports filed by Red Robin.

Other risks, uncertainties and factors, including those discussed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 28, 2003, could cause our actual results to differ materially from those projected in any forward-looking statements we make. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We are a party to a variable-to-fixed interest rate swap agreement that became effective in January 2003 and expires in January 2006. The agreement has been designated as a cash flow hedge under which we pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us resets according to the then current 1-month LIBOR rate determined two banking days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by Statement of Financial Accounting Standards No. 133, and there were no gains or losses recognized in earnings during first quarters 2004 or 2003. At the end of first quarter 2004, the unrealized loss on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in comprehensive income totaled $102,600, net of tax of $63,600, compared to $108,100, net of tax of $67,700 at the end of fiscal 2003.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of April 18, 2004, we had $22.4 million of borrowings subject to variable interest rates, and a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $224,000 on an annualized basis.

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

On March 12, 2004, we furnished a current report on Form 8-K under Item 12, Results of Operations and Financial Condition, which discussed financial results for the fourth quarter and fiscal year ended December 28, 2003. The report on Form 8-K included the following exhibits:

Exhibit Number	Description

99.1	Red Robin Gourmet Burgers, Inc., Press Release, dated February 26, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

May 21, 2004 (Date)	/s/ James P. McCloskey
James P. McCloskey
Chief Financial Officer