Form 10-Q
period 2004-07-11
RED ROBIN GOURMET BURGERS INC
filed 2004-08-13
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 11, 2004

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

As of August 10, 2004, there were 16,051,846 outstanding shares of the registrant’s common stock.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	July 11, 2004	December 28, 2003
Assets
Current Assets:
Cash and cash equivalents	$4,040	$4,871
Accounts receivable, net	1,359	1,146
Inventories	4,820	4,357
Prepaid expenses and other current assets	2,117	3,977
Income tax refund receivable	—	1,172
Deferred tax asset	1,075	1,075
Restricted current assets – marketing funds	1,380	959

Total current assets	14,791	17,557

Property and equipment, at cost, net	180,167	151,061
Deferred tax asset	4,669	4,710
Goodwill, net	25,720	25,720
Other intangible assets, net	7,847	8,118
Other assets, net	2,778	3,047

Total assets	$235,972	$210,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$13,175	$9,139
Accrued payroll and payroll-related liabilities	15,784	12,931
Unredeemed gift certificates	2,609	3,997
Accrued liabilities	9,937	6,622
Accrued liabilities – marketing funds	1,380	959
Current portion of long-term debt and capital lease obligations	1,474	1,422

Total current liabilities	44,359	35,070

Deferred rent payable	5,662	5,296
Long-term debt and capital lease obligations	39,846	36,206
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,051,796 and 15,969,723 shares issued and outstanding as of July 11, 2004 and December 28, 2003, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	123,533	122,184
Deferred compensation	(90)	(130)
Receivables from stockholders/officers	(6,526)	(6,432)
Accumulated other comprehensive loss, net of tax benefit	(43)	(108)
Retained earnings	29,215	18,111

Total stockholders’ equity	146,105	133,641

Total liabilities and stockholders’ equity	$235,972	$210,213

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Revenues:
Restaurant	$90,896	$73,329	$204,179	$163,546
Franchise royalties and fees	2,811	2,166	6,121	4,752
Rent revenue	61	97	197	186

Total revenues	93,768	75,592	210,497	168,484

Costs and Expenses:
Restaurant operating costs:
Cost of sales	21,351	17,314	48,181	38,365
Labor	31,597	25,858	71,706	57,707
Operating	13,096	10,853	29,629	24,820
Occupancy	5,683	4,966	13,029	11,234
Depreciation and amortization	4,515	3,566	10,208	8,126
General and administrative	6,596	5,429	14,659	12,334
Franchise development	629	324	2,954	1,721
Pre-opening costs	871	571	2,096	1,356

Total costs and expenses	84,338	68,881	192,462	155,663

Income from operations	9,430	6,711	18,035	12,821
Other (Income) Expense:
Interest expense	579	650	1,411	1,589
Interest income	(74)	(71)	(173)	(167)
Loss on extinguishment of debt	—	106	—	106
Gain on sale of property	(257)	—	(257)	—
Other	50	(15)	88	(34)

Total other expenses	298	670	1,069	1,494

Income before income taxes	9,132	6,041	16,966	11,327
Provision for income taxes	(3,199)	(2,006)	(5,862)	(3,761)

Net income	$5,933	$4,035	$11,104	$7,566

Net income per share:
Basic	$0.37	$0.27	$0.69	$0.50

Diluted	$0.36	$0.26	$0.68	$0.50

Weighted average shares outstanding:
Basic	16,007	15,115	15,985	15,062

Diluted	16,302	15,352	16,301	15,273

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003
Cash Flows From Operating Activities:
Net income	$11,104	$7,566
Non-cash adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,208	8,126
Other, net	415	340
Changes in operating assets and liabilities	11,454	5,827

Net cash flows provided by operating activities	33,181	21,859

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	1,102	90
Purchases of property and equipment	(39,771)	(28,291)

Net cash flows used in investing activities	(38,669)	(28,201)

Cash Flows From Financing Activities:
Borrowings of long-term debt	8,849	15,052
Payments of long-term debt and capital leases	(5,157)	(12,028)
Debt issuance costs	—	(756)
Proceeds from repayment of promissory notes	53	—
Proceeds from sales of common stock	912	510

Net cash flows provided by financing activities	4,657	2,778

Net (decrease) increase in cash and cash equivalents	(831)	(3,564)
Cash and cash equivalents, beginning of period	4,871	4,797

Cash and cash equivalents, end of period	$4,040	$1,233

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2003	15,970	$16	$122,184	$(130)	$(6,432)	$(108)	$18,111	$133,641
Amortization of deferred compensation	—	—	—	40	—	—	—	40
Interest on notes from stockholders/officers	—	—	—	—	(164)	—	—	(164)
Repayment of stockholders/ officers notes and related interest	—	—	—	—	70	—	—	70
Options exercised for common stock	67	—	616	—	—	—	—	616
Tax benefit on exercise of stock options	—	—	437	—	—	—	—	437
Common stock issued through employee stock purchase plan	15	—	296	—	—	—	—	296
Net income	—	—	—	—	—	—	11,104	11,104
Unrealized gain on cash flow hedge	—	—	—	—	—	65	—	65

Comprehensive income								11,169

Balance, July 11, 2004	16,052	$16	$123,533	$(90)	$(6,526)	$(43)	$29,215	$146,105

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description Of Business And Basis Of Presentation

Red Robin Gourmet Burgers, Inc., together with its subsidiaries (Red Robin or the Company), is a casual dining restaurant chain, which as of July 11, 2004 operated 125 company-owned restaurants located in 16 states. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of July 11, 2004, there were 113 additional restaurants operating under franchise or license agreements in 24 states and two Canadian provinces. Red Robin also owns and leases to third parties certain land, buildings and equipment.

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

The Company’s quarter which ended July 11, 2004 is referred to as second quarter 2004 or the twelve weeks ended July 11, 2004, and its quarter which ended July 13, 2003 is referred to as second quarter 2003 or the twelve weeks ended July 13, 2003. The first quarter ended April 18, 2004, is referred to as first quarter 2004, and the first quarter ended April 20, 2003, is referred to as first quarter 2003. The first quarters for both years presented included 16 weeks, whereas the second quarters included 12 weeks. Together, the first and second quarter of each respective fiscal year are referred to as the twenty-eight weeks ended July 11, 2004, and July 13, 2003, respectively. Certain amounts in the 2003 consolidated interim financial statements have been reclassified to conform to the 2004 presentation.

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

Employee Stock Purchase Plan—The Company maintains an Employee Stock Purchase Plan (2002 ESPP) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period, or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2002 ESPP. The 2002 ESPP operates in successive six-month periods, or offering periods, commencing on each January 1 and July 1, which began on January 1, 2003. A total of 300,000 shares of common stock were initially reserved for issuance under the plan. During the twelve weeks ended July 11, 2004, a total of 6,965 shares of common stock were issued in connection with the 2002 ESPP. As of July 11, 2004, a total of 275,649 shares remained available for future issuance under the plan.

Employee Stock Incentive Plans—During second quarter 2004, a total of 146,681 employee stock options were granted under the Company’s 2002 Stock Incentive Plan (2002 Stock Plan) at an exercise price equal to the closing market price on the date of grant. The weighted-average exercise price of these options was $27.20 per share.

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of Financial

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Standards Board Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. As a result, compensation expense was recognized during the each period presented for certain options granted during 2002 with intrinsic value on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Net Income, as reported	$5,933	$4,035	$11,104	$7,566
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	12	12	24	25
Deduct: Stock-based employee compensation costs, net of tax benefit	(531)	(229)	(1,104)	(431)

Pro forma net income	$5,414	$3,818	$10,024	$7,160

Earnings Per Share:
Basic - as reported	$0.37	$0.27	$0.69	$0.50

Basic - pro forma	$0.34	$0.25	$0.63	$0.47

Diluted - as reported	$0.36	$0.26	$0.68	$0.50

Diluted - pro forma	$0.33	$0.25	$0.61	$0.46

The fair value of options granted during the periods presented have been estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Risk-free interest rate	3.9%	2.6%	3.3%	2.6%
Expected years until exercise	5.5	5.5	5.5	5.5
Expected stock volatility	40.8%	46.9%	41.2%	46.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

3.	Borrowings

Borrowings consists of the following (in thousands):

	July 11, 2004	December 28, 2003
Revolving credit agreement	$24,500	$20,000
Capital leases	7,226	7,388
Collateralized notes payable	9,594	10,240

	41,320	37,628
Current portion	(1,474)	(1,422)

Long-term debt	$39,846	$36,206

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 11, 2004, borrowings outstanding under the revolving credit agreement bore interest at approximately 3.2%.

4.	Franchise Operations

Results of franchise operations consists of the following (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Franchise royalties and fees
Royalty income	$2,651	$2,118	$5,719	$4,637
Franchise fees	160	48	402	115

Total franchise royalties and fees	2,811	2,166	6,121	4,752

Franchise development costs
Payroll and employee benefit costs	294	332	949	477
General and administrative	351	300	802	467
Annual conference	(16)	(4)	1,203	777

Total franchise development costs	629	628	2,954	1,721

Operating income from franchise operations	$2,182	$1,326	$3,167	$3,031

5.	Earnings Per Share

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Net Income	$5,933	$4,035	$11,104	$7,566

Basic weighted average shares outstanding	16,007	15,115	15,985	15,062
Dilutive effect of employee stock options	295	237	316	211

Diluted weighted average shares outstanding	16,302	15,352	16,301	15,273
Earnings Per Share:
Basic	$0.37	$0.27	$0.69	$0.50

Diluted	$0.36	$0.26	$0.68	$0.50

Unvested shares issued upon early exercise, as described in Note 6, are not considered outstanding for purposes of computing basic earnings per share because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of estimating diluted net income per share. Unvested shares issued upon early exercise totaled 22,989 as of July 11, 2004, and 103,448 as of July 13, 2003.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Related Party Transactions

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Stock Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under our 1990 and 1996 Stock Plans. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006 to January 29, 2012, or earlier if employment terminates. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. The notes are recorded as a reduction of stockholders’ equity and interest income of $141,509 and $134,837 has been recognized in the twenty-eight weeks ended July 11, 2004 and July 13, 2003, respectively. As of July 11, 2004 and December 28, 2003, the number of fully vested early exercised options totaled 752,873 and 741,379, respectively, and unvested early exercise options totaled 22,989 and 34,483, respectively.

During the twenty-eight weeks ended July 11, 2004, the Company’s chief financial officer repaid $52,591 of principal related to his $600,000 full recourse note and $17,601 of accrued interest thereon. There have been no other repayments related to these officer notes since their inception. As a result, the outstanding principal balance of the remaining full recourse notes as of July 11, 2004 was $5.3 million.

The Company’s chief executive officer has two $300,000 notes payable to the Company, collateralized by shares of the Company’s common stock. The notes were issued in June 2000 and May 2001 in connection with an employment agreement, and bear interest, compounded annually, of 6.62% and 5.07%, respectively. The notes mature in May 2005, at which time all principal and interest becomes due and payable to the Company. These notes, and the related interest thereon, are recorded as a reduction of stockholders’ equity. During the twenty-eight weeks ended July 11, 2004 and July 13, 2003, the Company recognized interest income of $23,022 and $22,215, respectively, on these notes.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin in the amounts of $495,416 and $496,746 in the twenty-eight weeks ended July 11, 2004 and July 13, 2003, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (RRRC), which operated Red Robin restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $485,547 and $448,251 in the twenty-eight weeks ended July 11, 2004 and July 13, 2003, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

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

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in “Risk Factors” under Item 1 and elsewhere in our annual report on Form 10-K for the year ended December 28, 2003. This section includes the following discussions:

•	Overview

•	Unit Data and Comparable Restaurant Sales

•	Results of Operations

•	Second Quarter 2004 (Twelve Weeks) compared to Second Quarter 2003 (Twelve Weeks)

•	Twenty-eight Weeks Ended July 11, 2004 compared to Twenty-eight Weeks Ended July 13, 2003

•	Liquidity and Capital Resources

•	Inflation

•	Seasonality

•	Critical Accounting Policies and Estimates

•	Recent Accounting Developments

•	Forward-Looking Statements

Overview

Red Robin is a casual dining restaurant chain which operates company-owned restaurants throughout the United States. We also sell franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of July 11, 2004, we operated company-owned restaurants in 16 states and our franchisees operated restaurants in 24 states and two Canadian provinces. Red Robin also owns and leases to third parties certain land, buildings and equipment.

Unit Data and Comparable Restaurant Sales

The following table details the number of restaurants opened during second quarter 2004 and the current fiscal year ended July 11, 2004, as well as the total number of restaurants open as of July 11, 2004.

	Second Quarter 2004	Fiscal Year Through July 11, 2004
Company-owned:
Beginning of period	122	115
Opened during period	3	10

End of period	125	125
Franchised:
Beginning of period	110	103
Opened during period	5	12
Closed during period	(2)	(2)

End of period	113	113
Total Number of Red Robin Restaurants	238	238

Since July 11, 2004 and through the date of this filing, we have opened three additional company-owned restaurants and our franchisees have opened two additional restaurants. These openings bring our total restaurant count as of the date of this filing to 128 company-owned restaurants, 115 franchised restaurants and 243 total. We expect to open an additional nine company-owned restaurants and anticipate that our franchisees will open three to four additional restaurants during the remainder of 2004.

Our company-owned comparable restaurant sales increased 5.7% for second quarter 2004 and 7.2% for the twenty-eight weeks ended July 11, 2004, over second quarter 2003 and the twenty-eight weeks ended July 13, 2003, respectively. We reflect restaurants as comparable in the first period following five full quarters of operations.

Results of Operations

Our operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Revenues:
Restaurant	96.9%	97.0%	97.0%	97.1%
Franchise royalties and fees	3.0	2.9	2.9	2.8
Rent revenue	0.1	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.5	23.6	23.6	23.5
Labor	34.8	35.3	35.1	35.3
Operating	14.4	14.8	14.5	15.2
Occupancy	6.3	6.8	6.4	6.9

Total restaurant operating costs	78.9	80.4	79.6	80.8
Depreciation and amortization	4.8	4.7	4.8	4.8
General and administrative	7.0	7.2	7.0	7.3
Franchise development	0.7	0.4	1.4	1.0
Pre-opening costs	0.9	0.8	1.0	0.8

Income from operations	10.1	8.9	8.6	7.6

Other (Income) Expense:
Interest expense	0.6	0.9	0.7	0.9
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Loss on extinguishment of debt	—	0.1	—	0.1
Gain on sale of property	(0.2)	—	(0.1)	—
Other	0.1	—	—	—

Total other expenses	0.4	0.9	0.5	0.9
Income before income taxes	9.7	8.0	8.1	6.7
Provision for income taxes	(3.4)	(2.7)	(2.8)	(2.2)

Net income	6.3%	5.3%	5.3%	4.5%

Second Quarter 2004 (Twelve Weeks) compared to Second Quarter 2003 (Twelve Weeks)

Total revenues. Total revenues increased by $18.2 million, or 24.0%, to $93.8 million, from $75.6 million, due primarily to a $17.6 million increase in restaurant revenues. The increase in restaurant revenues was due to $7.9 million in additional revenues from the non-comparable restaurants that we opened in 2003, $5.8 million of revenues from ten new restaurants opened year-to-date during 2004 and $3.9 million from comparable restaurant sales increases of 5.7%. The increase in comparable restaurant sales was driven by an increase in guest counts of 3.2% and an increase in the average guest check of 2.5%. The increase in the average guest check reflects moderate price increases taken in January and mid-June.

Franchise royalties and fees increased $644,900, or 29.8%, to $2.8 million from $2.2 million. Franchise royalties increased $532,900, or 25.2%, to $2.7 million, from $2.1 million, due primarily to an increase in royalties generated from the 22 franchise restaurants opened in 2003 and 2004. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 5.0% and 3.0%, respectively. Franchise fees increased $112,000 to $159,900, from $47,900, due primarily to the fact that our franchisees opened five restaurants in second quarter 2004 compared to two in second quarter 2003.

Cost of sales. Cost of sales increased by $4.0 million, or 23.3%, to $21.3 million, from $17.3 million, due primarily to more restaurants being operated during second quarter 2004. Cost of sales as a percentage of restaurant revenues decreased 0.1%, to 23.5%, from 23.6%. The improvement as a percentage of restaurant revenues was attributable primarily to the moderate price increases taken during January and mid-June, offset by slightly higher commodity costs in most food categories.

Labor. Labor expenses increased by $5.7 million, or 22.2%, to $31.6 million, from $25.9 million, due primarily to more restaurants being operated in second quarter 2004. Overall, labor expense as a percentage of restaurant revenues improved 0.5%, to 34.8%, from 35.3%. Labor as a percentage of restaurant revenues improved during second quarter 2004, due primarily to our 5.7% increase in comparable restaurant sales. Bonuses were 0.4% higher as a percentage of restaurant revenues due to improved comparable restaurant sales. Our workers’ compensation expense improved to 0.5% of restaurant revenues during second quarter 2004 compared to 1.1% a year ago. The improvement in workers’ compensation expense as a percentage of restaurant revenues was attributable to recent lower claims experience and per claim costs. In 2003, our workers’ compensation costs had increased as a percentage of restaurant revenues and we cannot predict with certainty whether or not our workers’ compensation expense will increase or decrease during the remainder of 2004.

Operating. Operating expenses increased by $2.2 million, or 20.7%, to $13.1 million, from $10.9 million, due primarily to more restaurants being operated in second quarter 2004. Operating expenses as a percentage of restaurant revenues improved 0.4%, to 14.4%, from 14.8%. The improvement as a percentage of restaurant revenues was due primarily to leverage from our 5.7% increase in comparable restaurant sales.

Occupancy. Occupancy expenses increased by $716,700, or 14.4%, to $5.7 million, from $5.0 million, due primarily to more restaurants being operated in second quarter 2004. Occupancy expense as a percentage of restaurant revenues improved 0.5%, to 6.3%, from 6.8%. Occupancy expense as a percentage of restaurant revenues at our comparable restaurants was 6.6%, compared to 6.9% the prior year. This improvement was attributable to leverage from our 5.7% increase in comparable restaurant sales. Occupancy expense as a percentage of restaurant revenues at our non-comparable restaurants was 4.9%, which was lower than our comparable restaurants due in part to the fact that we own, or have ground leases, on a greater percentage of our non-comparable restaurants.

Depreciation and amortization. Depreciation and amortization increased $948,800, or 26.6%, to $4.5 million, from $3.6 million. The increase was primarily due to the addition of 28 new restaurants opened in 2003 and 2004. Depreciation and amortization expense as a percentage of total revenues increased 0.1%, to 4.8% from 4.7%.

General and administrative. General and administrative expenses increased by $1.2 million, or 21.5%, to $6.6 million, from $5.4 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. These increases were partially offset by lower marketing expenses. General and administrative expenses as a percentage of total revenues improved 0.2%, to 7.0%, from 7.2%, due primarily to leverage from our increase in total revenues.

Franchise development. Our franchisees opened five new restaurants in second quarter 2004 compared to two in second quarter 2003. Overall, franchise development expenses increased $304,600, or 93.9%, to $629,000, from $324,400, due primarily to additional headcount and related costs attributable to franchise operations. Franchise development expenses as a percentage of total revenues increased 0.3%, to 0.7%, from 0.4%. We substantially increased the size of our franchise development and support teams during the second half of 2003.

Pre-opening costs. Pre-opening costs increased $440,100, or 56.1%, to $1.2 million, from $785,100, due primarily to the fact that there were three company-owned restaurants opened during second quarter 2004, compared to two in the prior year period. Pre-opening costs as a percentage of total revenues increased 0.2%, to 1.0%, from

0.8%. Pre-opening costs for restaurants we opened in second quarter 2004 were 3.7% higher on average than the costs for restaurants we opened in second quarter 2003. Pre-opening costs for second quarter 2004 also included $358,900 for restaurants we opened during the third quarter of 2004.

Interest expense. Interest expense decreased by $70,800, or 10.9%, to $579,000, from $649,800. Our interest expense was lower in second quarter 2004 due to the early payoff of various real estate and equipment loans during 2003 that bore significantly higher interest rates than borrowings under our revolving credit agreement. These reductions were partially offset by higher interest expense on borrowings and loan amortization fees related to our revolving credit agreement.

Interest income. Interest income was $73,700 in second quarter 2004, compared to $70,100 in second quarter 2003. Primarily all of the interest income we recorded in both periods was attributable to related party receivables from officer/stockholder notes.

Loss on extinguishment of debt. We incurred legal fees, prepayment penalties, non-cash write-offs of unamortized debt issuance costs and other costs totaling $106,500 during second quarter 2003 as a result of our exercise of purchase options to acquire properties previously under capital lease.

Gain on sale of property. During second quarter 2004 we sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $256,900.

Other. Other expense was $50,394 in second quarter 2004, compared to other income of $15,300 in second quarter 2003.

Income before income taxes. As a result of the above, income before income taxes increased $3.1 million, or 51.2%, to $9.1 million, from $6.0 million.

Provision for income taxes. The provision for income taxes increased $1.2 million, or 59.5%, to $3.2 million, from $2.0 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for second quarter 2004 was 35.0%, compared to 33.2% for second quarter 2003.

Net income. As a result of the above, net income increased by $1.9 million, or 47.1%, to $5.9 million, from $4.0 million.

Twenty-eight Weeks ended July 11, 2004 compared to Twenty-eight Weeks ended July 13, 2003

Total revenues. Total revenues increased by $42.0 million, or 24.9%, to $210.5 million, from $168.5 million, due primarily to a $40.6 million increase in restaurant revenues. The increase in restaurant revenues was due to $20.2 million in additional revenues from the non-comparable restaurants that we opened in 2002 and 2003, $11.0 million from comparable restaurant sales increases of 7.2%, $8.8 million of revenues from ten new restaurants opened year-to-date during 2004, and $682,000 of additional revenues from the restaurant we assumed operations of during April 2003. The increase in comparable restaurant sales was driven by an increase in guest counts of 5.4% and an increase in the average guest check of 1.8%. The increase in the average guest check reflects moderate price increase taken in January and mid-June.

Franchise royalties and fees increased $1.4 million, or 28.8%, to $6.1 million from $4.8 million. Franchise royalties increased $1.1 million, or 23.3%, to $5.7 million, from $4.6 million, due primarily to an increase in royalties generated from the 22 franchise restaurants opened in 2003 and 2004. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 5.3% and 3.9%, respectively. Franchise fees increased $286,800 to $401,900, from $115,100, due to the fact that our franchisees opened twelve restaurants in the twenty-eight weeks ended July 11, 2004 compared to four a year ago.

Cost of sales. Cost of sales increased by $9.8 million, or 25.6%, to $48.2 million, from $38.4 million, due primarily to more restaurants being operated during the twenty-eight weeks ended July 11, 2004. Cost of sales as a percentage of restaurant revenues increased 0.1%, to 23.6%, from 23.5%. The increase as a percentage of restaurant revenues was attributable to increases in certain food costs that we experienced in the second half of 2003, offset in part by moderate price increases taken during January and mid-June

Labor. Labor expenses increased by $14.0 million, or 24.3%, to $71.7 million, from $57.7 million, due primarily to more restaurants being operated in the twenty-eight weeks ended July 11, 2004. Labor expense as a percentage of restaurant revenues improved 0.2%, to 35.1%, from 35.3%, due primarily to our 7.2% increase in comparable restaurant sales. Bonus and payroll tax expenses increased 0.5% and 0.4%, respectively. The increase in bonus expenses was primarily due to improved comparable restaurant sales. Workers’ compensation expense was unchanged as a percentage of restaurant sales during the twenty-eight weeks ended July 11, 2004 compared to a year ago. In 2003, our workers’ compensation costs had increased as a percentage of sales and we cannot predict with certainty whether or not our workers’ compensation expense will increase or decrease during the remainder of 2004.

Operating. Operating expenses increased by $4.8 million, or 19.4%, to $29.6 million, from $24.8 million, due primarily to more restaurants being operated in the twenty-eight weeks ended July 11, 2004. Operating expenses as a percentage of restaurant revenues improved 0.7%, to 14.5%, from 15.2%. The improvement as a percentage of restaurant revenues was due to our 7.2% increase in comparable restaurant sales and the discontinuance of one of our marketing funds midway through first quarter 2003, for which we had previously contributed 0.3% of restaurant revenues.

Occupancy. Occupancy expenses increased by $1.8 million, or 16.0%, to $13.0 million, from $11.2 million, due primarily to more restaurants being operated in the twenty-eight weeks ended July 11, 2004. Occupancy expense as a percentage of restaurant revenues improved 0.5%, to 6.4%, from 6.9%. Occupancy expense as a percentage of restaurant revenues at our comparable restaurants was 6.7%, compared to 7.0% the prior year. This decrease is attributable to leverage from our 7.2% increase in comparable restaurant sales. Occupancy expense as a percentage of restaurant revenues at our non-comparable restaurants was 5.1%, which is lower than our comparable restaurants due in part to the fact that we own, or have ground leases, on a greater percentage of our non-comparable restaurants.

Depreciation and amortization. Depreciation and amortization increased $2.1 million, or 25.6%, to $10.2 million, from $8.1 million. The increase was primarily due to the addition of 28 new restaurants opened in 2003 and 2004. Depreciation and amortization expense as a percentage of total revenues was unchanged at 4.8% for both periods presented.

General and administrative. General and administrative expenses increased by $2.3 million, or 18.8%, to $14.7 million, from $12.3 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. These increases were partially offset by lower marketing expenses. General and administrative expenses as a percentage of total revenues improved 0.3%, to 7.0%, from 7.3%. The improvement in general and administrative expenses as a percentage of total revenues was primarily attributable to leverage from our increase in total revenues.

Franchise development. Franchise development expenses increased $1.2 million, or 71.6%, to $2.9 million, from $1.7 million, due in part to additional headcount and related costs attributable to franchise operations. One third of this increase was attributable to our annual conference. Costs for the 2004 conference were higher than a year ago due to the fact that there were more attendees and because we held the 2004 conference in a more expensive location. Franchise development expenses as a percentage of total revenues increased 0.4%, to 1.4%, from 1.0%. We substantially increased the size of our franchise development and support teams during the second half of 2003 in order to support 2004 franchisee new restaurant openings and the existing franchisee restaurant base. Our franchisees have opened 12 new restaurants in the twenty-eight weeks ended July 11, 2004 compared to four in the prior year period.

Pre-opening costs. Pre-opening costs increased $740,200, or 54.6%, to $2.1 million, from $1.4, due primarily to the fact that there were ten company-owned restaurants opened during the twenty-eight weeks ended July 11, 2004, compared to seven in the prior year period. Pre-opening costs as a percentage of total revenues increased

0.2%, to 1.0%, from 0.8%. Pre-opening costs for restaurants we opened in the twenty-eight weeks ended July 11, 2004 were 2.5% higher on average than the costs for restaurants we opened in the twenty-eight weeks ended July 13, 2003. Pre-opening costs for the twenty-eight weeks ended July 11, 2004, included $358,900 of expense related to restaurants we opened after the end of second quarter 2004, compared to $175,300 in the prior year.

Interest expense. Interest expense decreased by $177,600, or 11.2%, to $1.4 million, from $1.6 million. Our interest expense was lower in the twenty-eight weeks ended July 11, 2004 due to the early payoff of various real estate and equipment loans during 2003 that bore significantly higher interest rates than borrowings under our revolving credit agreement. These reductions were partially offset by higher interest expense on borrowings and loan amortization fees related to our revolving credit agreement.

Interest income. Interest income was $173,000 in the twenty-eight weeks ended July 11, 2004, compared to $166,400 in the twenty-eight weeks ended July 13, 2003. Primarily all of the interest income we recorded in both periods was attributable to related party receivables from officer/stockholder notes.

Loss on extinguishment of debt. We incurred legal fees, prepayment penalties, non-cash write-offs of unamortized debt issuance costs and other costs totaling $106,500 during second quarter 2003 as a result of our exercise of purchase options to acquire properties previously under capital lease.

Gain on sale of property. During second quarter 2004 we sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $256,900.

Other. Other expense was $88,300 in the twenty-eight weeks ended July 11, 2004, compared to other income of $33,900 in the twenty-eight weeks ended July 13, 2003. Results for the twenty-eight weeks ended July 13, 2003 included a one-time gain of $34,300, which offset various other expenses.

Income before income taxes. As a result of the above, income before income taxes increased $5.6 million, or 49.8%, to $17.0 million, from $11.3 million.

Provision for income taxes. The provision for income taxes increased $2.1 million, or 55.9%, to $5.9 million, from $3.8 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for the twenty-eight weeks ended July 11, 2004 was 34.6%, compared to 33.2% for the twenty-eight weeks ended July 13, 2003.

Net income. As a result of the above, net income increased by $3.5 million, or 46.8%, to $11.1 million, from $7.6 million.

Liquidity and Capital Resources

Cash and cash equivalents were $4.0 million as of July 11, 2004, compared to $4.9 million at the end of fiscal 2003. We attempt to keep only enough cash on hand to satisfy our working capital requirements, which can vary substantially as a result of seasonality, construction and other corporate needs. All available cash in excess of our estimated working capital needs is generally used to repay borrowings under our revolving credit agreement.

The change in cash and cash equivalents were as follows (in thousands):

	Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003
Cash provided by operations	$33,181	$21,859
Cash used by investing activities	(38,669)	(28,201)
Cash provided by financing activities	4,657	2,778

(Decrease) increase in cash and cash equivalents	$(831)	$3,564

Operating Activities

Cash provided by operations in the twenty-eight weeks ended July 11, 2004 increased $11.3 million, or 51.8%, to $33.2 million, compared to $21.8 million in the twenty-eight weeks ended July 13, 2003, reflecting increased cash flow from restaurant and franchise operations, lower cash payments for taxes and interest, and increased cash flow from changes in operating assets and liabilities. These improvements were offset in part by increased non-cash adjustments to net income.

Investing Activities

Cash used in investing activities during the twenty-eight weeks ended July 11, 2004 increased $10.5 million, or 37.1%, to $38.7 million, compared to $28.2 million in the twenty-eight weeks ended July 13, 2003. Our investing activities consist primarily of purchases of property and equipment related to the construction of new restaurants and remodels and capital improvements of our existing company-owned restaurants. Our cash inflows from investing activities generally relate to proceeds from the sale of property and equipment.

Capital Expenditures. In the twenty-eight weeks ended July 11, 2004, we spent $39.8 million for new restaurant construction, remodels, capital improvements and various corporate initiatives. During the twenty-eight weeks ended July 13, 2003, we spent $28.3 million for new restaurant construction, remodels, capital improvements, corporate initiatives and a lease buy-out on a property previously under capital lease.

During 2004, we expect to open 22 new company-owned restaurants for a total cost of $50.0 million to $52.0 million and we plan to spend $6.3 million to $6.6 million on restaurant remodels and capital improvements of our existing restaurants. In addition, we expect to invest $2.7 million to $2.8 million for corporate initiatives, including information systems, computer equipment and our corporate headquarters relocation that occurred in March 2004.

Proceeds from Investing Activities. Proceeds of $1.1 million were generated during second quarter 2004 as a result of the sale of a parcel of land. During the twenty-eight weeks ended July 13, 2003 proceeds of $90,200 were generated primarily from the sale of property.

Financing Activities

Cash provided by financing activities during the twenty-eight weeks ended July 11, 2004 increased $1.9 million. Our financing activities consist primarily of borrowings used to fund restaurant construction and other corporate needs in excess of cash provided by operations and proceeds we receive from sales of common stock. Cash used in financing activities is primarily related to the repayment of various borrowings. During the remainder of 2004, we expect our primary source of cash provided by financing activities will be obtained from additional borrowings under our revolving credit agreement.

Proceeds from the Issuance of Stock. During the twenty-eight weeks ended July 11, 2004, proceeds of $616,300 were received as a result of the exercise of employee stock options and $296,200 of proceeds were received as a result of sales of common stock to participants of our employee stock purchase plan.

Borrowings. We maintain an $85.0 million amended revolving credit agreement that will expire in May 2006, which is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital.

The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under our revolving credit facility bear interest at one of the following rates we select: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, we may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of July 11, 2004, borrowings outstanding under our revolving credit agreement bore interest at approximately 3.2%.

During the twenty-eight weeks ended July 11, 2004, our borrowings of long-term debt totaled $8.8 million and our payments of long-term debt and capital lease obligations totaled $5.2 million. Debt outstanding during the twenty-eight weeks ended July 11, 2004 had stated interest rates ranging from 2.1% to 13.4% and maturities ranging from 2005 through 2021. We do not plan to early prepay any capital lease or collateralized notes payable during 2004. Our borrowing activity in the twenty-eight weeks ended July 11, 2004 was as follows (in thousands):

	Additions	Payments	Total
Revolving credit agreement	$8,849	$(4,349)	$4,500
Other repayments of capital leases and collateralized notes payable	—	(808)	(808)

Total	$8,849	$(5,157)	$3,692

An irrevocable letter of credit issued under our revolving credit agreement in the amount of $2,041,000 is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit agreement. Our total committed borrowing capacity, capacity used and unused borrowing capacity as of July 11, 2004 were as follows (in thousands):

	Committed Capacity	Capacity Used	Unused Capacity
Revolving credit agreement	$85,000	$26,541	$58,549

The revolving credit agreement requires that capital expenditures, as defined, will not exceed specified amounts for each fiscal year as set forth in the following table (in thousands). However, to the extent we do not exceed the annual limitations, any unused amount up to $10.0 million in any fiscal year will be carried forward to the following fiscal year and will increase the limit in the succeeding year by such carry-forward amount. We carried forward $1.7 million from 2003, in accordance with the agreement, which has been reflected in the table below.

Amount
2004	$64,700
2005	75,000
2006	75,000

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

The revolving credit agreement restricts our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. We are currently in compliance with all covenants related to the revolving credit facility.

As of July 11, 2004, we had $9.5 million outstanding under various real estate and equipment loans with GE Capital. These loans bear interest at the 30-day commercial paper rate plus 3.0% to 3.5%, mature from 2005 to 2016, and are secured by buildings, equipment and improvements on certain properties. In addition, we had $7.3 million outstanding under various real estate and equipment loans with other lenders. These loans bear interest at rates ranging from 2.1% to 13.4% and mature from 2006 to 2021. The GE Capital loans, together with certain of our other loans, require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum EBITDA ratio and a maximum funded indebtedness ratio. As of July 11, 2004, we were in compliance with all of these financial ratios.

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

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation had a modest impact on our results of operations in the twenty-eight weeks ended July 11, 2004 primarily due to rising commodity prices for certain foods we purchase at market rates. However, we cannot quantify this impact. In addition, we are also experiencing rising construction costs for materials and labor related to construction of our new restaurants. Uncertainties related to future commodity prices, the supply of labor and construction materials make it difficult to predict what impact, if any, inflation may have during the remainder of 2004 and beyond.

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

We are a party to a variable-to-fixed interest rate swap agreement that became effective in January 2003 and expires in January 2006. The agreement has been designated as a cash flow hedge under which we pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us resets according to the then current 1-month LIBOR rate determined two banking days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by Statement of Financial Accounting Standards No. 133, and there were no gains or losses recognized in earnings during the twenty-eight weeks ended July 11, 2004 or July 13, 2003. At the end of the twenty-eight weeks ended July 11, 2004, the unrealized loss on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in comprehensive income totaled $42,750, net of tax of $26,480, compared to $108,100, net of tax of $67,700 at the end of fiscal 2003.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of July 11, 2004, we had $23.7 million of borrowings subject to variable interest rates, and a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $237,000 on an annualized basis.

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

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on June 2, 2004.

	Number of Shares
Description of Matter	Voted For	Votes Withheld	Voted Against	Abstain
1. Election of Class II Directors
Edward T. Harvey	14,626,182	634,259
Gary J. Singer	11,557,322	3,703,119
2. Approval of 2004 Performance Incentive Plan	10,368,244		3,755,542	2,943
3. Ratification of Appointment of Independent Auditors	14,988,920		268,485	3,036

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

10.1	Master Distribution Agreement, dated April 20, 2004, by and between Sysco Corporation and Red Robin Gourmet Burgers.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Confidential treatment has been requested for a portion of this Exhibit.

(b)	Reports on Form 8-K.

On May 20, 2004, we furnished a current report on Form 8-K under Item 12, Results of Operations and Financial Condition, which discussed financial results for the first quarter of 2004, ended April 18, 2004. The report on Form 8-K included the following exhibits:

Exhibit Number	Description

99.1	Red Robin Gourmet Burgers, Inc., Press Release, dated May 20, 2004.

On June 6, 2004, we filed a current report on Form 8-K under Item 10, Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics, which discussed a Board of Directors resolution granting a waiver with respect to the Company’s Code of Ethics. This waiver was granted to the Company’s Chief Executive Officer, Michael J. Snyder and it’s Senior Vice President of Restaurant Operations, Robert J. Merullo. Mr. Snyder abstained from the vote upon the Board of Directors’ resolution.

The Board granted the waiver with respect to conflicts of interest resulting from proposed area development agreements between Red Robin International, Inc. and Mach Robin, a franchisee in which Mr. Snyder and Mr. Merullo own 31.0% and 7.0%, respectively, granting the franchisee franchise development rights in Reno, Nevada, and a portion of Chicago, Illinois. Specifically, the Chicago development agreement was a renewal of an existing agreement that amended the terms to reduce the number of counties for which Mach Robin has development rights, and the purpose of the Reno development agreement was to document and renew an existing arrangement with Mach Robin.

The Audit Committee determined that the terms of the two agreements were no less favorable to the Company than the terms that could have been negotiated with other, unrelated parties.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

August 13, 2004 (Date)	/s/ James P. McCloskey
James P. McCloskey Chief Financial Officer