Form 10-Q/A
period 2004-07-11
RED ROBIN GOURMET BURGERS INC
filed 2004-08-17
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

RED ROBIN GOURMET BURGERS, INC.

		Page
	PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

	PART II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

	SIGNATURE	14

Introductory Note

This Form 10-Q/A is being filed solely for the purposes of making two revisions to Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), included in our Form 10-Q for the period ended July 11, 2004 and originally filed on August 13, 2004. First, we are amending the first sentence of our discussion appearing at page 13 of the Form 10-Q relating to pre-opening costs for the second quarter 2004 (twelve weeks) compared to the second quarter 2003 (twelve weeks) to read in its entirety as follows: “Pre-opening costs increased $300,100, or 52.5%, to $871,200, from $571,100, due primarily to the fact that there were three company-owned restaurants opened during second quarter 2004, compared to two in the prior year period.” The sentence included in the Form 10-Q as originally filed incorrectly reported that: “Pre-opening costs increased $400,000, or 56.1%, to $1.2 million, from $785,100, due primarily to the fact that there were three company-owned restaurants opened during second quarter 2004, compared to two in the prior year period.” However, the amount of pre-opening costs for each such quarter was correctly reported in our quarterly earnings release issued on August 12, 2004 and in the Condensed Consolidated Statements of Income included in our Quarterly Report on Form 10-Q for the second quarter 2004 as originally filed.

Second, we have corrected the information in the table under the caption “Liquidity and Capital Resources” to clarify that we experienced a net decrease of $3,564,000 in cash and cash equivalents for the twenty-eight weeks ended July 13, 2003. The existence and amount of the net decrease in cash and cash equivalents for the twenty-weeks ended July 13, 2003 were correctly reported in our quarterly earnings release issued on August 12, 2004 and in the Condensed Consolidated Statements of Cash Flows included in our Quarterly Report on Form 10-Q for the second quarter 2004 as originally filed. However, the figure contained in the table in the Form 10-Q for the second quarter 2004 failed to include parentheses around the total figure in the applicable column to reflect a net decrease.

Except as described above, we have not amended or modified the financial information or other disclosures contained in our Form 10-Q as originally filed or in our earnings release issued on August 12, 2004. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

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

Pre-opening costs. Pre-opening costs increased $300,100, or 52.5%, to $871,200, from $571,100, due primarily to the fact that there were three company-owned restaurants opened during second quarter 2004, compared to two in the prior year period. Pre-opening costs as a percentage of total revenues increased 0.2%, to 1.0%, from

0.8%. Pre-opening costs for restaurants we opened in second quarter 2004 were 3.7% higher on average than the costs for restaurants we opened in second quarter 2003. Pre-opening costs for second quarter 2004 also included $358,900 for restaurants we opened during the third quarter of 2004.

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

The change in cash and cash equivalents were as follows (in thousands):

	Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003
Cash provided by operations	$33,181	$21,859
Cash used by investing activities	(38,669)	(28,201)
Cash provided by financing activities	4,657	2,778

Decrease in cash and cash equivalents	$(831)	$(3,564)

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

Red Robin Gourmet Burgers, Inc.

August 17, 2004 (Date)	/s/ James P. McCloskey
James P. McCloskey
Chief Financial Officer