Form 10-Q
period 2004-10-03
RED ROBIN GOURMET BURGERS INC
filed 2004-11-08
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission file number 0-49916

RED ROBIN GOURMET BURGERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1573084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 S. Fiddler’s Green Circle, Suite 200N Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2004, there were 16,078,854 outstanding shares of the registrant’s common stock.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	October 3, 2004	December 28, 2003
Assets
Current Assets:
Cash and cash equivalents	$4,476	$4,871
Accounts receivable, net	1,139	1,146
Inventories	4,751	4,357
Prepaid expenses and other current assets	2,679	3,977
Income tax refund receivable	—	1,172
Deferred tax asset	1,075	1,075
Restricted current assets – marketing funds	1,776	959

Total current assets	15,896	17,557

Property and equipment, at cost, net	189,843	151,061

Deferred tax asset	4,663	4,710
Goodwill, net	25,720	25,720
Other intangible assets, net	7,690	8,118
Other assets, net	2,819	3,047

Total assets	$246,631	$210,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$11,717	$9,139
Accrued payroll and payroll-related liabilities	16,877	12,931
Unredeemed gift certificates	2,604	3,997
Accrued liabilities	11,661	6,622
Accrued liabilities – marketing funds	1,776	959
Current portion of long-term debt and capital lease obligations	1,503	1,422

Total current liabilities	46,138	35,070

Deferred rent payable	5,802	5,296
Long-term debt and capital lease obligations	40,564	36,206
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,078,379 and 15,969,723 shares issued and outstanding as of October 3, 2004 and December 28, 2003, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	124,041	122,184
Deferred compensation	(70)	(130)
Receivables from stockholders/officers	(6,531)	(6,432)
Accumulated other comprehensive loss, net of tax benefit	(34)	(108)
Retained earnings	36,705	18,111

Total stockholders’ equity	154,127	133,641

Total liabilities and stockholders’ equity	$246,631	$210,213

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Revenues:
Restaurant	$96,777	$76,922	$300,956	$240,468
Franchise royalties and fees	2,812	2,215	8,933	6,967
Rent revenue	61	183	258	369

Total revenues	99,650	79,320	310,147	247,804

Costs and Expenses:
Restaurant operating costs:
Cost of sales	22,357	18,087	70,538	56,452
Labor	32,872	27,410	104,579	85,117
Operating	13,439	11,542	43,068	36,362
Occupancy	6,099	5,142	19,128	16,376
Depreciation and amortization	4,796	3,984	15,004	12,110
General and administrative	6,771	4,816	21,430	17,150
Franchise development	446	459	3,400	2,180
Pre-opening costs	1,002	1,058	3,098	2,414

Total costs and expenses	87,782	72,498	280,245	228,161

Income from operations	11,868	6,822	29,902	19,643

Other (Income) Expense:
Interest expense	612	742	2,023	2,331
Interest income	(74)	(89)	(247)	(256)
Loss on extinguishment of debt	—	150	—	257
Gain on sale of property	—	—	(257)	—
Other	(28)	54	60	19

Total other expenses	510	857	1,579	2,351

Income before income taxes	11,358	5,965	28,323	17,292
Provision for income taxes	(3,868)	(1,990)	(9,729)	(5,751)

Net income	$7,490	$3,975	$18,594	$11,541

Net income per share:
Basic	$0.47	$0.26	$1.16	$0.76

Diluted	$0.46	$0.26	$1.14	$0.75

Weighted average shares outstanding:
Basic	16,043	15,161	16,002	15,092

Diluted	16,443	15,469	16,344	15,343

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Forty Weeks Ended
	October 3, 2004	October 5, 2003
Cash Flows From Operating Activities:
Net income	$18,594	$11,541
Non-cash adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,004	12,110
Other, net	749	731
Changes in operating assets and liabilities	12,496	7,184

Net cash flows provided by operating activities	46,843	31,566

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	1,101	115
Purchases of property and equipment	(54,064)	(43,052)

Net cash flows used in investing activities	(52,963)	(42,937)

Cash Flows From Financing Activities:
Borrowings of long-term debt	12,948	33,186
Payments of long-term debt and capital leases	(8,509)	(23,329)
Debt issuance costs	—	(756)
Proceeds from repayment of promissory notes	114	79
Proceeds from sales of common stock	1,172	616

Net cash flows provided by financing activities	5,725	9,796

Net decrease in cash and cash equivalents	(395)	(1,575)
Cash and cash equivalents, beginning of period	4,871	4,797

Cash and cash equivalents, end of period	$4,476	$3,222

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2003	15,970	$16	$122,184	$(130)	$(6,432)	$(108)	$18,111	$133,641
Amortization of deferred compensation	—	—	—	60	—	—	—	60
Interest on notes from stockholders/officers	—	—	—	—	(235)	—	—	(235)
Repayment of stockholders/officers notes and related interest	—	—	—	—	136	—	—	136
Options exercised for common stock	93	—	876	—	—	—	—	876
Tax benefit on exercise of stock options	—	—	685	—	—	—	—	685
Common stock issued through employee stock purchase plan	15	—	296	—	—	—	—	296
Net income	—	—	—	—	—	—	18,594	18,594
Unrealized gain on cash flow hedge	—	—	—	—	—	74	—	74

Comprehensive income								18,668

Balance, October 3, 2004	16,078	$16	$124,041	$(70)	$(6,531)	$(34)	$36,705	$154,127

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description Of Business And Basis Of Presentation

Red Robin Gourmet Burgers, Inc., together with its subsidiaries (Red Robin or the Company), is a casual dining restaurant chain. As of October 3, 2004, the Company operated 130 company-owned restaurants located in 16 states. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of October 3, 2004, there were 116 additional restaurants operating under franchise or license agreements in 24 states and two Canadian provinces.

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

The Company’s quarter which ended October 3, 2004 is referred to as third quarter 2004 or the twelve weeks ended October 3, 2004, and its quarter which ended October 5, 2003 is referred to as third quarter 2003 or the twelve weeks ended October 5, 2003. The first quarter ended April 18, 2004, is referred to as first quarter 2004, and the first quarter ended April 20, 2003, is referred to as first quarter 2003. The second quarter ended July 11, 2004, is referred to as second quarter 2004, and the second quarter ended July 13, 2003, is referred to as second quarter 2003. The first quarters for both years presented included 16 weeks, whereas the second and third quarters each included 12 weeks. Together, the first, second and third quarter of each respective fiscal year are referred to as the forty weeks ended October 3, 2004, and October 5, 2003, respectively. Certain amounts in the 2003 consolidated interim financial statements have been reclassified to conform to the 2004 presentation.

The condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of the financial statements pertain to franchise receivables, allowances for doubtful accounts, fixed asset lives, valuation of long-lived assets, impairment of goodwill and other intangible assets, income taxes and self-insurance and workers’ compensation reserves. Actual results could differ from those estimates and the differences could be material.

2. Stock Based Compensation

Employee Stock Purchase Plan—The Company maintains an Employee Stock Purchase Plan (2002 ESPP) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the lesser of the fair market value of a share of the Company’s common stock on the first day of the each offering period or the last day of each offering period. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2002 ESPP. The 2002 ESPP operates in successive six-month periods, or offering periods, commencing on each January 1 and July 1. A total of 300,000 shares of common stock were initially reserved for issuance under the plan. During the forty weeks ended October 3, 2004, a total of 15,089 shares of common stock were issued in connection with the 2002 ESPP. As of October 3, 2004, a total of 275,649 shares remained available for future issuance under the plan.

Employee Stock Incentive Plans—During third quarter 2004, a total of 22,200 employee stock options were granted under the Company’s 2002 Stock Incentive Plan (2002 Stock Plan) at an exercise price equal to the closing market price on the date of grant. The weighted-average exercise price of these options was $33.54 per share.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Net Income, as reported	$7,490	$3,975	$18,594	$11,541
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	12	13	37	37
Deduct: Stock-based employee compensation costs, net of tax benefit	577	261	1,680	755

Pro forma net income	$6,925	$3,727	$16,951	$10,823

Earnings Per Share:
Basic - as reported	$0.47	$0.26	$1.16	$0.76

Basic - pro forma	$0.43	$0.25	$1.06	$0.72

Diluted - as reported	$0.46	$0.26	$1.14	$0.75

Diluted - pro forma	$0.42	$0.24	$1.04	$0.71

The fair value of options granted during the periods presented have been estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Risk-free interest rate	3.6%	3.4%	3.3%	3.1%
Expected years until exercise	5.5	5.5	5.5	5.5
Expected stock volatility	39.7%	45.4%	41.1%	48.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%

3. Borrowings

Borrowings consists of the following (in thousands):

	October 3, 2004	December 28, 2003
Revolving credit agreement	$25,599	$20,000
Capital leases	7,149	7,388
Collateralized notes payable	9,319	10,240

	42,067	37,628
Current portion	(1,503)	(1,422)

Long-term debt	$40,564	$36,206

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 3, 2004, borrowings outstanding under the revolving credit agreement bore interest at approximately 3.9%.

4. Franchise Operations

Results of franchise operations consists of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Franchise royalties and fees
Royalty income	$2,749	$2,172	$8,468	$6,809
Franchise fees	63	43	465	158

Total franchise royalties and fees	2,812	2,215	8,933	6,967

Franchise development costs
Payroll and employee benefit costs	307	206	1,257	673
General and administrative	252	260	1,053	737
Annual conference	(113)	(7)	1,090	770

Total franchise development costs	446	459	3,400	2,180

Operating income from franchise operations	$2,366	$1,756	$5,533	$4,787

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Net Income	$7,490	$3,975	$18,594	$11,541

Basic weighted average shares outstanding	16,043	15,161	16,002	15,092
Dilutive effect of employee stock options	400	308	342	251

Diluted weighted average shares outstanding	16,443	15,469	16,344	15,343
Earnings Per Share:
Basic	$0.47	$0.26	$1.16	$0.76

Diluted	$0.46	$0.26	$1.14	$0.75

Unvested shares issued upon early exercise, as described in Note 6, are not considered outstanding for purposes of computing basic earnings per share because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of estimating diluted net income per share. Unvested shares issued upon early exercise totaled 22,989 as of October 3, 2004, and 34,483 as of October 5, 2003. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of October 3, 2004 and December 28, 2003, the number of fully vested early exercised options totaled 752,873 and 741,379, respectively, and unvested early exercise options totaled 22,989 and 34,483, respectively.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Related Party Transactions

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock and the exercise of additional options to purchase an additional 146,552 shares of common stock related to fully vested options held by certain executive officers under existing stock option plans. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006 to January 29, 2012, or earlier if employment terminates. The notes are recorded as a reduction of stockholders’ equity and interest income of $201,904 and $199,130 has been recognized in the forty weeks ended October 3, 2004 and October 5, 2003, respectively.

During the forty weeks ended October 3, 2004, the Company’s chief financial officer repaid $114,075 of principal related to his $600,000 full recourse note and $21,852 of accrued interest thereon. There have been no other repayments related to these officer notes since their inception. As a result, the outstanding principal balance of the remaining full recourse notes as of October 3, 2004 was $5.2 million.

The Company’s chief executive officer has two $300,000 notes payable to the Company, collateralized by shares of the Company’s common stock. The notes were issued in June 2000 and May 2001 in connection with an employment agreement, and bear interest, compounded annually, of 6.62% and 5.07%, respectively. The notes mature in May 2005, at which time all principal and interest becomes due and payable to the Company. These notes, and the related interest thereon, are recorded as a reduction of stockholders’ equity. During the forty weeks ended October 3, 2004 and October 5, 2003, the Company recognized interest income of $32,888 and $31,560, respectively, on these notes.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin in the amounts of $716,753 and $703,392 in the forty weeks ended October 3, 2004 and October 5, 2003, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (RRRC), which operated Red Robin restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $698,576 and $654,560 in the forty weeks ended October 3, 2004 and October 5, 2003, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

7. Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51. This interpretation, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. The Company has no variable interest in variable interest entities and, therefore, there are no entities that were consolidated with our financial statements as a result of FIN 46R.

In October 2004, the Financial Accounting Standards Board (FASB) concluded that the FASB Exposure Draft, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company would be required to apply the proposed Exposure Draft beginning July 10, 2005 and could choose to apply SFAS No. 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 10, 2005.

The FASB has tentatively concluded that companies could adopt the new standard in one of two ways:

•	Modified prospective transition method (the method proposed in the Exposure Draft). A company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Measurement and attribution of compensation cost for awards that are non vested as of the effective date of the proposed Exposure Draft would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123 (either for recognition or pro forma purposes).

•	Modified retrospective transition method. A company would recognize employee compensation cost for periods presented prior to the adoption of the proposed Exposure Draft in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Exposure Draft unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of the proposed Exposure Draft, the modified prospective transition method described above would be applied.

The FASB plans to issue a final statement on or around December 15, 2004. Management is currently evaluating the impact of this pronouncement.

8. Subsequent Events

On October 25, 2004, the Company’s revolving credit agreement was amended to reflect an increase in the irrevocable letter of credit from $2.0 million to $2.7 million. This letter is being maintained to back the Company’s self-insured workers’ compensation program and reduces the amount of future borrowings available under the Company’s revolving credit agreement. In addition, the Company amended its revolving credit agreement to increase its annual limitation on 2004 capital expenditures from $64.7 million to $80.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in “Risk Factors” under Item 1 and elsewhere in our annual report on Form 10-K for the year ended December 28, 2003. This section includes the following discussions:

•	Overview

•	Unit Data and Comparable Restaurant Sales

•	Results of Operations

•	Third Quarter 2004 (Twelve Weeks) compared to Third Quarter 2003 (Twelve Weeks)

•	Forty Weeks Ended October 3, 2004 compared to Forty Weeks Ended October 5, 2003

•	Liquidity and Capital Resources

•	Inflation

•	Seasonality

•	Critical Accounting Policies and Estimates

•	Recent Accounting Developments

•	Forward-Looking Statements

Overview

Red Robin is a casual dining restaurant chain which operates company-owned restaurants throughout the United States. We also sell franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of October 3, 2004, we operated company-owned restaurants in 16 states and our franchisees operated restaurants in 24 states and two Canadian provinces.

Unit Data and Comparable Restaurant Sales

The following table details the number of restaurants opened during third quarter 2004 and the current fiscal year ended October 3, 2004, as well as the total number of restaurants open as of October 3, 2004.

	Third Quarter 2004	Fiscal Year Through October 3, 2004
Company-owned:
Beginning of period	125	115
Opened during period	5	15

End of period	130	130

Franchised:
Beginning of period	113	103
Opened during period	3	15
Closed during period	—	(2)

End of period	116	116

Total Number of Red Robin Restaurants	246	246

Since October 3, 2004 and through the date of this filing, we have opened three additional company-owned restaurants. These openings bring our total restaurant count as of the date of this filing to 133 company-owned restaurants, 116 franchised restaurants and 249 total restaurants. We expect to open an additional four company-owned restaurants and anticipate that our franchisees will open two to three additional restaurants during the remainder of 2004.

We reflect restaurants as comparable in the first period following five full quarters of operations. Our company-owned comparable restaurant sales increased 8.8% for third quarter 2004 and 7.7% for the forty weeks ended October 3, 2004, over third quarter 2003 and the forty weeks ended October 5, 2003, respectively.

Results of Operations

Our operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Revenues:
Restaurant	97.1%	97.0%	97.0%	97.0%
Franchise royalties and fees	2.8	2.8	2.9	2.9
Rent revenue	0.1	0.2	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.1	23.5	23.4	23.5
Labor	34.0	35.6	34.7	35.4
Operating	13.9	15.0	14.3	15.1
Occupancy	6.3	6.7	6.4	6.8

Total restaurant operating costs	77.3	80.8	78.9	80.8
Depreciation and amortization	4.8	5.0	4.8	4.9
General and administrative	6.8	6.1	6.9	6.9
Franchise development	0.4	0.6	1.1	0.9
Pre-opening costs	1.0	1.3	1.0	1.0

Income from operations	11.9	8.6	9.6	7.9

Other (Income) Expense:
Interest expense	0.6	0.9	0.7	0.9
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Loss on extinguishment of debt	—	0.2	—	0.1
Gain on sale of property	—	—	(0.1)	—
Other	—	0.1	—	—

Total other expenses	0.5	1.1	0.5	0.9
Income before income taxes	11.4	7.5	9.1	7.0
Provision for income taxes	(3.9)	(2.5)	(3.1)	(2.3)

Net income	7.5%	5.0%	6.0%	4.7%

Third Quarter 2004 (Twelve Weeks) compared to Third Quarter 2003 (Twelve Weeks)

Total revenues. Total revenues increased by $20.3 million, or 25.6%, to $99.7 million, from $79.3 million, due primarily to a $19.9 million increase in restaurant revenues. The increase in restaurant revenues was due to $10.5 million of revenues from 15 new restaurants opened year-to-date during 2004, $6.2 million from comparable restaurant sales increases of 8.8% and $3.2 million in additional revenues from the 13 non-comparable restaurants that we opened in 2003. The increase in comparable restaurant sales was driven by an increase in guest counts of 3.8% and an increase in the average guest check of 5.0%. The increase in the average guest check reflects moderate price increases taken in January and mid-June.

Franchise royalties and fees increased $597,100, or 27.0%, to $2.8 million from $2.2 million. Franchise royalties increased $577,300, or 26.6%, to $2.7 million, from $2.2 million, due primarily to royalties generated from the 15 franchise restaurants opened in 2004. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 6.7% and 7.5%, respectively. Franchise fees increased $19,800 to $63,400, from $43,600, due primarily to the fact that our franchisees opened three restaurants in third quarter 2004 compared to two in third quarter 2003.

Cost of sales. Cost of sales increased by $4.3 million, or 23.6%, to $22.4 million, from $18.1 million, due primarily to more restaurants being operated during third quarter 2004. Cost of sales as a percentage of restaurant revenues improved 0.4%, to 23.1%, from 23.5%. The improvement as a percentage of restaurant revenues was attributable primarily to the moderate price increases taken during January and mid-June, offset by slightly higher commodity costs in most food categories.

Labor. Labor expenses increased by $5.5 million, or 19.9%, to $32.9 million, from $27.4 million, due primarily to more restaurants being operated in third quarter 2004. Overall, labor expense as a percentage of restaurant revenues improved 1.6%, to 34.0%, from 35.6%. Labor as a percentage of restaurant revenues improved during third quarter 2004, due primarily to our 8.8% increase in comparable restaurant sales. Bonuses were 0.5% higher as a percentage of restaurant revenues due to improved comparable restaurant sales. Our workers’ compensation expense improved to 0.6% of restaurant revenues during third quarter 2004 compared to 1.0% a year ago. The improvement in workers’ compensation expense as a percentage of restaurant revenues was attributable to recent lower claims experience and per claim costs. In 2003, our workers’ compensation costs had increased as a percentage of restaurant revenues and we cannot predict with certainty whether or not our workers’ compensation expense will increase or decrease during the remainder of 2004.

Operating. Operating expenses increased by $1.9 million, or 16.4%, to $13.4 million, from $11.5 million, due primarily to more restaurants being operated in third quarter 2004. Operating expenses as a percentage of restaurant revenues improved 1.1%, to 13.9%, from 15.0%. The improvement as a percentage of restaurant revenues was due primarily to leverage from our 8.8% increase in comparable restaurant sales.

Occupancy. Occupancy expenses increased by $956,200, or 18.6%, to $6.1 million, from $5.1 million, due primarily to more restaurants being operated in third quarter 2004. Occupancy expense as a percentage of restaurant revenues improved 0.4%, to 6.3%, from 6.7%. The improvement as a percentage of restaurant revenues was attributable to leverage from our 8.8% increase in comparable restaurant sales.

Depreciation and amortization. Depreciation and amortization increased $812,500, or 20.4%, to $4.8 million, from $4.0 million. The increase was primarily due to the addition of 28 new restaurants opened since the end of third quarter 2003. Depreciation and amortization expense as a percentage of total revenues improved 0.2%, to 4.8%, from 5.0%.

General and administrative. General and administrative expenses increased by $2.0 million, or 40.6%, to $6.8 million, from $4.8 million. General and administrative expenses as a percentage of total revenues increased 0.7%, to 6.8%, from 6.1%. These increases were primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. The increase in general and administrative expenses as a percentage of total revenues was anticipated due to the fact that we had a number of unfilled positions in the prior year period that were filled in the latter half of 2003.

Franchise development. Our franchisees opened three new restaurants in third quarter 2004 compared to two in third quarter 2003. Overall, franchise development expenses decreased $12,600, or 2.7%, to $445,800, from $458,400, due primarily to an adjustment we recorded to reflect lower than anticipated final costs related to our 2004 annual GM conference. Franchise development expenses as a percentage of total revenues improved 0.2%, to 0.4%, from 0.6%.This improvement was attributable to higher total revenues in third quarter 2004 compared to a year ago, and the aforementioned adjustment related to our 2004 annual GM conference.

Pre-opening costs. Pre-opening costs decreased $56,200, or 5.3%, to $1.0 million, from $1.1 million due in part to the fact that pre-opening costs for third quarter 2004 included $373,600 for restaurants we have subsequently opened during the fourth quarter of 2004, compared to $123,300 in the prior year comparable period for restaurants we subsequently opened in fourth quarter 2003. In addition, we opened five company-owned restaurants during third quarter 2004, compared to six in the prior year period. Pre-opening costs as a percentage of total revenues improved 0.3%, to 1.0%, from 1.3%. Pre-opening costs for restaurants we opened in third quarter 2004 were 2.2% higher on average than the costs for restaurants we opened in third quarter 2003.

Interest expense. Interest expense decreased by $130,500, or 17.6%, to $611,600, from $742,100. Our interest expense was lower in third quarter 2004 due to the early payoff of various real estate and equipment loans during 2003 that bore significantly higher interest rates than borrowings under our revolving credit agreement.

Interest income. Interest income was $73,900 in third quarter 2004, compared to $88,700 in third quarter 2003. Primarily all of the interest income we recorded in both periods was attributable to related party receivables from officer/stockholder notes.

Loss on extinguishment of debt. We incurred legal fees, prepayment penalties, non-cash write-offs of unamortized debt issuance costs and other costs totaling $150,300 during third quarter 2003 as a result of our exercise of purchase options to acquire two properties previously under capital lease. There were no similar charges in third quarter 2004.

Other. Other income was $28,100 in third quarter 2004, compared to other expense of $53,400 in third quarter 2003.

Income before income taxes. As a result of the above, income before income taxes increased $5.4 million, or 90.4%, to $11.4 million, from $6.0 million.

Provision for income taxes. The provision for income taxes increased $1.9 million, or 94.4%, to $3.9 million, from $2.0 million. The increase was due to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for third quarter 2004 was 34.1%, compared to 33.4% for third quarter 2003.

Net income. As a result of the above, net income increased by $3.5 million, or 88.4%, to $7.5 million, from $4.0 million.

Forty Weeks ended October 3, 2004 compared to Forty Weeks ended October 5, 2003

Total revenues. Total revenues increased by $62.3 million, or 25.2%, to $310.1 million, from $247.8 million, due primarily to a $60.5 million increase in restaurant revenues. The increase in restaurant revenues was due to $23.5 million in additional revenues from the non-comparable restaurants that we opened in 2003, $19.2 million of revenues from 15 new restaurants opened year-to-date during 2004 and $17.8 million from comparable restaurant sales increases of 7.7%. The increase in comparable restaurant sales was driven by an increase in guest counts of 4.9% and an increase in the average guest check of 2.8%. The increase in the average guest check reflects moderate price increases taken in January and mid-June.

Franchise royalties and fees increased $1.9 million, or 28.2%, to $8.9 million from $7.0 million. Franchise royalties increased $1.7 million, or 24.4%, to $8.5 million, from $6.8 million, due primarily to royalties generated from the 25 franchise restaurants opened in 2003 and 2004. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 5.8% and 4.9%, respectively. Franchise fees increased $306,600 to $465,300, from $158,700, due primarily to the fact that our franchisees opened 15 restaurants in the forty weeks ended October 3, 2004 compared to six in the forty weeks ended October 5, 2003.

Cost of sales. Cost of sales increased by $14.0 million, or 25.0%, to $70.5 million, from $56.5 million, due primarily to more restaurants being operated during the forty weeks ended October 3, 2004. Cost of sales as a percentage of restaurant revenues improved 0.1%, to 23.4%, from 23.5%. The improvement as a percentage of restaurant revenues was attributable primarily to the moderate price increases taken during January and mid-June, offset by slightly higher commodity costs in most food categories.

Labor. Labor expenses increased by $19.5 million, or 22.9%, to $104.6 million, from $85.1 million, due primarily to more restaurants being operated in the forty weeks ended October 3, 2004. Overall, labor expense as a percentage of restaurant revenues improved 0.7%, to 34.7%, from 35.4%. Labor as a percentage of restaurant revenues improved during the forty weeks ended October 3, 2004, due primarily to our 7.7% increase in comparable restaurant sales. Bonuses were 0.5% higher as a percentage of restaurant revenues due to improved comparable restaurant sales. Our workers’ compensation expense improved to 0.7% of restaurant revenues during the forty weeks ended October 3, 2004 compared to 0.9% a year ago. The improvement in workers’ compensation expense as a percentage of restaurant revenues was attributable to recent lower claims experience and per claim costs. In 2003, our workers’ compensation costs had increased as a percentage of restaurant revenues and we cannot predict with certainty whether or not our workers’ compensation expense will increase or decrease during the remainder of 2004.

Operating. Operating expenses increased by $6.7 million, or 18.4%, to $43.1 million, from $36.4 million, due primarily to more restaurants being operated in the forty weeks ended October 3, 2004. Operating expenses as a percentage of restaurant revenues improved 0.8%, to 14.3%, from 15.1%. The improvement as a percentage of restaurant revenues was due primarily to leverage from our 7.7% increase in comparable restaurant sales.

Occupancy. Occupancy expenses increased by $2.8 million, or 16.8%, to $19.1 million, from $16.4 million, due primarily to more restaurants being operated in the forty weeks ended October 3, 2004. Occupancy expense as a percentage of restaurant revenues improved 0.3%, to 6.4%, from 6.8%. Occupancy expense as a percentage of restaurant revenues at our comparable restaurants was 6.7%, compared to 6.9% the prior year. Occupancy expense as a percentage of restaurant revenues at our non-comparable restaurants was 5.0%, which was lower than our comparable restaurants due in part to the fact that we own, or have ground leases, on a greater percentage of our non-comparable restaurants.

Depreciation and amortization. Depreciation and amortization increased $2.9 million, or 23.9%, to $15.0 million, from $12.1 million. The increase was primarily due to the addition of 28 new restaurants opened since the end of third quarter 2003. Depreciation and amortization expense as a percentage of total revenues improved 0.1%, to 4.8% from 4.9%.

General and administrative. General and administrative expenses increased by $4.2 million, or 25.0%, to $21.4 million, from $17.2 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. General and administrative expenses as a percentage of total revenues remained unchanged at 6.9% for both periods presented due to the increase in comparable restaurant sales and franchise royalties and fees.

Franchise development. Our franchisees opened 15 new restaurants in the forty weeks ended October 3, 2004 compared to six in the forty weeks ended October 5, 2003. Overall, franchise development expenses increased $1.2 million, or 56.0%, to $3.4 million, from $2.2 million, due primarily to additional headcount and related costs attributable to franchise operations. Franchise development expenses as a percentage of total revenues increased 0.2%, to 1.1%, from 0.9%. We substantially increased the size of our franchise development and support teams during the second half of 2003.

Pre-opening costs. Pre-opening costs increased $683,900, or 28.3%, to $3.1 million, from $2.4 million, due in part to the fact that there were 15 company-owned restaurants opened during the forty weeks ended October 3, 2004, compared to 13 in the prior year period. In addition, pre-opening costs for the forty weeks ended October 3, 2004 included $373,600 for restaurants we subsequently opened during the fourth quarter of 2004, compared to $123,300 in the prior year comparable period for restaurants we opened in the fourth quarter of 2003. Pre-opening costs as a percentage of total revenues remained unchanged at 1.0% for both periods presented. Pre-opening costs for restaurants we opened in the forty weeks ended October 3, 2004 were 2.9% higher on average than the costs for restaurants we opened in the prior year period.

Interest expense. Interest expense decreased by $308,100, or 13.2%, to $2.0 million, from $2.3 million. Our interest expense was lower in the forty weeks ended October 3, 2004 due to the early payoff of various real estate and equipment loans during 2003 that bore significantly higher interest rates than borrowings under our revolving credit agreement. These reductions were partially offset by higher interest expense on borrowings, loan amortization fees and unused loan fees related to our revolving credit agreement.

Interest income. Interest income was $246,900 in the forty weeks ended October 3, 2004, compared to $255,100 in the forty weeks ended October 5, 2003. Primarily all of the interest income we recorded in both periods was attributable to related party receivables from officer/stockholder notes.

Loss on extinguishment of debt. We incurred $256,800 of legal fees, prepayment penalties, loan termination fees, non-cash write-offs of unamortized debt issuance costs and other costs in the forty weeks ended October 5, 2003, as a result of the exercise of our purchase options on two properties combined with the early payoff of various equipment and real estate loans during the forty weeks ended October 5, 2003. There were no similar charges in the forty weeks ended October 3, 2004.

Gain on sale of property. During second quarter 2004 we sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $256,900. There were no similar gains in the forty weeks ended October 5, 2003.

Other. Other expense was $60,200 in the forty weeks ended October 3, 2004, compared to other income of $19,500 in the forty weeks ended October 5, 2003.

Income before income taxes. As a result of the above, income before income taxes increased $11.0 million, or 63.8%, to $28.3 million, from $17.3 million.

Provision for income taxes. The provision for income taxes increased $4.0 million, or 69.2%, to $9.7 million, from $5.7 million. The increase was due to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for the forty weeks ended October 3, 2004 was 34.4%, compared to 33.3% for the forty weeks ended October 5, 2003.

Net income. As a result of the above, net income increased by $7.1 million, or 61.1%, to $18.6 million, from $11.5 million.

Liquidity and Capital Resources

Cash and cash equivalents were $4.5 million as of October 3, 2004, compared to $4.9 million at the end of fiscal 2003. We attempt to keep only enough cash on hand to satisfy our working capital requirements, which can vary substantially as a result of seasonality, construction and other corporate needs. All available cash in excess of our estimated working capital needs is generally used to repay borrowings under our revolving credit agreement.

The change in cash and cash equivalents during the periods presented were as follows (in thousands):

	Forty Weeks Ended
	October 3, 2004	October 5, 2003
Cash provided by operations	$46,843	$31,566
Cash used by investing activities	(52,963)	(42,937)
Cash provided by financing activities	5,725	9,796

Decrease in cash and cash equivalents	$(395)	$(1,575)

Operating Activities

Cash provided by operations in the forty weeks ended October 3, 2004 increased $15.3 million, or 48.4%, to $46.8 million, compared to $31.6 million in the forty weeks ended October 5, 2003, reflecting increased cash flow from restaurant and franchise operations, lower cash payments for taxes and interest, and increased cash flow from changes in operating assets and liabilities. These improvements were offset in part by increased non-cash adjustments to net income.

Investing Activities

Cash used in investing activities during the forty weeks ended October 3, 2004 increased $10.0 million, or 23.3%, to $53.0 million, compared to $42.9 million in the forty weeks ended October 5, 2003. Our investing activities consist primarily of purchases of property and equipment related to the construction of new restaurants and remodels and capital improvements of our existing company-owned restaurants. Our cash inflows from investing activities generally relate to proceeds from the sale of property and equipment.

Capital Expenditures. In the forty weeks ended October 3, 2004, we spent $54.1 million for new restaurant construction, remodels, capital improvements and various corporate initiatives. During the forty weeks ended October 5, 2003, we spent $43.1 million for new restaurant construction, remodels, capital improvements, corporate initiatives and a lease buy-out on a property previously under capital lease.

During 2004, we expect to open 22 new company-owned restaurants for a total cost of $48.0 million to $50.0 million and we plan to spend $6.3 million to $6.6 million on restaurant remodels and capital improvements of our existing restaurants. In addition, we expect to invest $2.7 million to $2.8 million for corporate initiatives, including information systems, computer equipment and our corporate headquarters relocation that occurred in March 2004. In addition, we expect to spend $15.0 million to $19.5 million, including approximately $5.9 million for purchases of land, during 2004 related to the construction of new company-owned restaurants that we plan to open during 2005.

Proceeds from Investing Activities. Proceeds of $1.1 million were generated during second quarter 2004 as a result of the sale of a parcel of land. During the forty weeks ended October 5, 2003 proceeds of $115,200 were generated primarily from the sale of property.

Financing Activities

Cash provided by financing activities during the forty weeks ended October 3, 2004 decreased $4.1 million. Our financing activities consist primarily of borrowings used to fund restaurant construction and other corporate needs in excess of cash provided by operations and proceeds we receive from sales of common stock. Cash used in financing activities is primarily related to the repayment of various borrowings. During the remainder of 2004, we expect our primary source of cash provided by financing activities will be obtained from additional borrowings under our revolving credit agreement.

Proceeds from the Issuance of Stock. During the forty weeks ended October 3, 2004, proceeds of $875,500 were received as a result of the exercise of employee stock options and $296,200 of proceeds were received as a result of sales of common stock to participants of our employee stock purchase plan.

Borrowings. We maintain an $85.0 million amended revolving credit agreement that will expire in May 2006, which is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital.

The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under our revolving credit facility bear interest at the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans are subject to adjustment quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, we may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of October 3, 2004, borrowings outstanding under our revolving credit agreement bore interest at approximately 3.9%.

During the forty weeks ended October 3, 2004, our borrowings of long-term debt totaled $12.9 million and our payments of long-term debt and capital lease obligations totaled $8.5 million. Debt outstanding during the forty weeks ended October 3, 2004 had stated interest rates ranging from 2.1% to 13.4% and maturities ranging from 2005 through 2021. We do not plan to early prepay any capital lease or collateralized notes payable during 2004. Our borrowing activity in the forty weeks ended October 3, 2004 was as follows (in thousands):

	Additions	Payments	Total
Revolving credit agreement	$12,948	$(7,349)	$5,599
Other repayments of capital leases and collateralized notes payable	—	(1,160)	(1,160)

Total	$12,948	$(8,509)	$4,439

As of October 3, 2004, an irrevocable letter of credit issued under our revolving credit agreement in the amount of $2,041,000 was being maintained to back our self-insured workers’ compensation program. The irrevocable letter of credit was increased to $2.7 million on October 25, 2004. The irrevocable letter of credit reduces the amount of borrowings available on our revolving credit agreement. Our total committed borrowing capacity, capacity used and unused borrowing capacity as of October 3, 2004 were as follows (in thousands):

	Committed Capacity	Capacity Used	Unused Capacity
Revolving credit agreement	$85,000	$27,640	$57,360

The revolving credit agreement, as amended on October 25, 2004, requires that capital expenditures, as defined, will not exceed specified amounts for each fiscal year as set forth in the following table (in thousands). Prior to this amendment, the annual limitation on our 2004 capital expenditures was $64.7 million.

Amount
2004	$80,000
2005	75,000
2006	75,000

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

As of October 3, 2004, we had $9.3 million outstanding under various real estate and equipment loans with GE Capital. These loans bear interest at the 30-day commercial paper rate plus 3.0% to 3.5%, mature from 2005 to 2016, and are secured by buildings, equipment and improvements on certain properties. In addition, we had $7.2 million outstanding under various real estate and equipment loans with other lenders. These loans bear interest at rates ranging from 2.1% to 13.4% and mature from 2006 to 2021. The GE Capital loans, together with certain of our other loans, require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum EBITDA ratio and a maximum funded indebtedness ratio. As of October 3, 2004, we were in compliance with all of these financial ratios.

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

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation had a modest impact on our results of operations in the forty weeks ended October 3, 2004 primarily due to rising commodity prices for certain foods we purchase at market rates. In addition, we are also experiencing rising construction costs for materials and labor related to construction of our new restaurants. Uncertainties related to future commodity prices, the supply of labor and construction materials make it difficult to predict what impact, if any, inflation may have during the remainder of 2004 and beyond.

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

Recent Accounting Developments

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51. This interpretation, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. The Company has no variable interest in variable interest entities and, therefore, there are no entities that were consolidated with our financial statements as a result of FIN 46R.

In October 2004, the Financial Accounting Standards Board (FASB) concluded that the FASB Exposure Draft, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

We would be required to apply the proposed Exposure Draft, if approved, beginning July 10, 2005 and could choose to apply SFAS No. 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 10, 2005.

The FASB has tentatively concluded that companies could adopt the new standard in one of two ways:

•	Modified prospective transition method (the method proposed in the Exposure Draft). A company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Measurement and attribution of compensation cost for awards that are non vested as of the effective date of the proposed Exposure Draft would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123 (either for recognition or pro forma purposes).

•	Modified retrospective transition method. A company would recognize employee compensation cost for periods presented prior to the adoption of the proposed Exposure Draft in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Exposure Draft unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of the proposed Exposure Draft, the modified prospective transition method described above would be applied.

The FASB plans to issue a final statement on or around December 15, 2004. Management is currently evaluating the impact of this pronouncement.

Forward-Looking Statements

Certain information contained in this Form 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve and manage our planned expansion;

•	the ability of our franchisees to open and manage new restaurants;

•	our franchisees’ adherence to our practices, policies and procedures;

•	changes in the availability and cost of food;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors;

•	the continued service of key management personnel;

•	the concentration of our restaurants in the Western United States;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences, general economic conditions or consumer discretionary spending;

•	health concerns about our food products and food preparation;

•	our ability to attract, motivate and retain qualified team members;

•	the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages;

•	the impact of litigation;

•	cost of and availability to raise capital in the future;

•	the effect of competition in the restaurant industry;

•	additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements;

•	our ability to comply with Section 404 of the Sarbanes-Oxley Act. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly; and

•	other risk factors described from time to time in SEC reports filed by Red Robin.

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

Under our amended revolving credit agreement, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement are subject to quarterly adjustment based on our then current leverage ratio, as defined by the agreement.

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

We are a party to a variable-to-fixed interest rate swap agreement that became effective in January 2003 and expires in January 2006. The agreement has been designated as a cash flow hedge under which we pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us resets according to the then current 1-month LIBOR rate determined two banking days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by Statement of Financial Accounting Standards No. 133, and there were no gains or losses recognized in earnings during the forty weeks ended October 3, 2004 or October 5, 2003. At the end of the forty weeks ended October 3, 2004, the unrealized loss on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in comprehensive income totaled $34,100, net of tax of $21,100, compared to $108,100, net of tax of $67,700 at the end of fiscal 2003.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of October 3, 2004, we had $24.5 million of borrowings subject to variable interest rates, and a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $240,500 on an annualized basis.

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

Red Robin Gourmet Burgers, Inc.

November 5, 2004	/s/ James P. McCloskey
(Date)	James P. McCloskey
Chief Financial Officer