Form 10-K
period 2004-12-26
RED ROBIN GOURMET BURGERS INC
filed 2005-04-06
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-49916

RED ROBIN GOURMET BURGERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1573084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6312 S Fiddler’s Green Circle, Suite 200N Greenwood Village, CO	80111
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter on The NASDAQ National Market) was $336.9 million. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission with respect to the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 16,178,727 shares of common stock outstanding as of April 1, 2005.

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2005 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I

ITEM 1.    Business

Overview

Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. Unless otherwise provided in this annual report on Form 10-K, references to “Red Robin,” “we”, “us” and “our” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. As of April 1, 2005, Red Robin owns and operates 141 restaurants in 17 states, with an additional 122 restaurants operating under franchise or license agreements in 24 states and two Canadian provinces.

Our menu features our signature product, the gourmet burger, which we make from premium quality beef, chicken, veggie patties, pot roast, pork, fish or turkey and serve in a variety of recipes. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard sauce, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. In addition to gourmet burgers, which accounted for approximately 47.2% of our total food sales in 2004, we serve an array of other food items that are designed to appeal to a broad group of guests, including a variety of appetizers, salads, soups, pastas, seafoods, other entrees, desserts and our signature Mad Mixology® alcoholic and non-alcoholic specialty beverages.

Our restaurants are designed to create a fun and memorable dining experience in a family-friendly atmosphere and provide our guests with an exceptional dining value. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 whom we refer to as tweens, and younger children. Our mascot “Red” appeals to toddlers, and our carousel horses, televisions in the floors, three dimensional art and humorous posters appeal to children of all ages. We believe that our quick meal preparation, upbeat, popular music and enthusiastic team members enable us to achieve high sales productivity and create a sense of activity and excitement. All of our menu items are designed to be delivered to guests in a time-efficient manner, and we have a per person average check of approximately $10.36, including beverages.

To increase guest traffic, we locate our restaurants near high activity areas, such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We believe that women, teens and tweens are extremely attractive consumers to real estate developers in these types of locations as they often strive to attract a consumer base similar to ours. We further believe that these individuals are the primary visitors to the high activity areas where our restaurants are located and are predominantly responsible for family dining decisions. Data from an independent source indicates that in 2003 approximately 30.0% of our guests are in the highly desirable under 18 consumer segment, which compared to 20.0% in the major casual dining bar and grill chains. In addition, approximately 54.0% of our guests are females and approximately 58.0% of our guest visits include families accompanied by teens and tweens. We believe our unique guest demographic mix provides us with a competitive advantage over other casual dining chains, enhancing our ability to enter into real estate locations favorable to us.

We believe that the appeal of our imaginative, high quality product offerings, our fun, family-friendly atmosphere, and our ability to operate in a wide variety of real estate formats and geographic locations have created an attractive restaurant model, providing us with significant opportunities for continued growth through both new company-owned and franchised restaurants.

History

The first Red Robin® restaurant was opened in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington by Mike Snyder and his brother. Mike Snyder subsequently became our president and chief operating officer in 1996, and was elected chief executive officer in 1997. In 2000, we completed a series of financing transactions that helped position our company for future growth. At that time, we acquired The Snyder Group, a 14-restaurant franchise company owned by Mike Snyder, in exchange for equity, cash and notes. In addition, a private equity firm, whose principals had substantial experience in the restaurant industry, made an equity investment of $25.0 million in our company through its affiliates. As a result of these two transactions, Mike Snyder acquired a significant equity interest in our company and the private equity firm became, at the time, our largest stockholder. In January 2001, our management formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, to facilitate a reorganization of the company. The reorganization was consummated in August 2001, and since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock of Red Robin International, Inc., and our other operating subsidiaries through which our company-owned restaurants are operated. We completed an initial public offering of our common stock in July 2002.

Concept and business strategy

Our objective is to be the leading gourmet burger and casual dining restaurant destination. To achieve our objective, we have developed the following strategies.

•	Focus on key guiding principles, or “cornerstones,” that drive our success. In managing our operations, we focus on four cornerstones that we believe are essential to our business. Our four cornerstones are:

—	Values. To enhance the dining experience of our guests, we strive to maintain our core values: honor, integrity, seeking knowledge and having fun.

—	People. We recognize that our team members are our strongest asset. We seek to hire high quality team members and provide them with comprehensive training programs to ensure that we deliver superior service to our guests.

—	Burgers. We strive to be the number one casual dining destination for gourmet burgers in the markets in which we operate.

—	Time. We believe in giving our guests the “gift of time.” Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute experience at dinner.

•	Offer high quality, imaginative menu items. Our restaurants feature menu items that use imaginative toppings and showcase recipes that capture tastes and flavors that our guests do not typically associate with burgers, salads and sandwiches. We believe the success of our concept is due to our ability to interpret the latest food trends and incorporate them into our gourmet burgers, pastas, carnitas fajitas, appetizers, salads, sandwiches and beverages. Our menu items are cooked to order, using high-quality, fresh ingredients and premium meats and are based on unique recipes. One of our signature menu items is our Royal Red Robin Burger, which features a gourmet burger topped with a fried egg, along with bacon, cheese, lettuce, tomato and mayonnaise. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard sauce, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. We serve all of our gourmet burgers and sandwiches with “bottomless” french fries.

•	Create a fun, festive and memorable dining experience. We promote an exciting, high-energy and family-friendly atmosphere by decorating our restaurant interiors with an eclectic selection of celebrity posters, three-dimensional artwork, carousel horses and statues of our mascot “Red.” We enhance the excitement and energy levels in our restaurants by placing televisions in our main dining areas, in our floors and in our bathrooms and by playing upbeat, popular music throughout the day.

•

Provide an exceptional dining value with broad consumer appeal.    We offer generous portions of high quality, imaginative food and beverages for a per person average check of approximately $10.36, including beverages. We believe this price-to-value relationship differentiates us from our competitors, many of whom have significantly higher average guest checks, and allows us to appeal to a broad base of consumers with a wide range of income levels. In addition to attracting families and groups, our restaurant features seating in the bar area, which is often used by our single diners. Our restaurants are popular during both the day and evening hours as evidenced by our almost equal split between lunch and dinner sales. We believe that our diverse menu further enhances our broad appeal by accommodating groups with different tastes.

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

Unit level economics

In 2004, our comparable company-owned restaurants generated average sales of $3.2 million. The average cash investment cost for our free-standing restaurants opened in 2004 was $2.2 million, excluding land and pre-opening costs. Pre-opening costs averaged $227,100 per restaurant during 2004.

Our existing restaurants range in size from 3,800 square feet to 10,700 square feet. Our prototype restaurant is a free-standing building with approximately 6,350 square feet, approximately 200 seats and a patio. Based on this prototype, we expect that our average cash investment cost for our free-standing restaurants in 2005 will be $2.3 million, excluding land and pre-opening costs. We expect pre-opening costs will average $245,000 per restaurant in 2005.

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

Our real estate team focuses on site selection and future development, and thoroughly analyzes each prospective site before we sign a lease or purchase agreement. Prior to committing to a restaurant site, members of our senior management team visit and thoroughly evaluate the proposed site. Our chief executive officer and/or our chief financial officer personally visit and approve all new sites.

With the exception of the 21 sites for which we own the real estate, we operate our restaurants under leases. Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective. We believe that our unique guest demographic mix provides us with a major competitive advantage in securing sites. Our long-standing relationships with several major retail developers and owners and our favorable demographics afford us the opportunity to negotiate additional sites in their new developments.

Restaurant locations

We believe that there are significant opportunities to grow our concept and brand on a nationwide basis, and we continue to believe that our concept and brand can support as many as 755 additional company-owned or franchised restaurants throughout the United States.

In 2004, we opened 22 new company-owned restaurants. In 2005, we expect to open 26 to 28 new company-owned restaurants. In 2004, our franchisees opened 17 new restaurants, and we believe our franchisees will open an additional 15 to 17 new franchise restaurants in 2005.

As of April 1, 2005, we have 141 company-owned restaurants and 122 franchised restaurants in 31 states and two Canadian provinces as shown in the table below:

	Number of Restaurants As of April 1, 2005
	Company-Owned	Franchised	Total
Alaska	—	2	2
Arizona	9	3	12
Arkansas	1	—	1
California	37	17	54
Colorado	19	—	19
Connecticut	—	2	2
Delaware	—	1	1
Idaho	—	3	3
Illinois	1	5	6
Indiana	1	1	2
Kansas	—	2	2
Maryland	7	—	7
Michigan	—	12	12
Minnesota	—	4	4
Missouri	4	1	5
Montana	—	1	1
Nebraska	3	—	3
Nevada	3	1	4
New Jersey	—	1	1
New Mexico	—	2	2
New York	—	2	2
North Carolina	2	—	2
Ohio	11	1	12
Oklahoma	2	—	2
Oregon	11	3	14
Pennsylvania	3	9	12
Texas	—	9	9
Utah	—	4	4
Virginia	10	—	10
Washington	17	13	30
Wisconsin	—	5	5

Total United States	141	104	245

Canada	—	18	18

Total	141	122	263

Menu

Our menu features our signature product, the gourmet burger, which we define as “anything that can go in, on or between two buns”. We make our gourmet burgers from premium quality beef, chicken, veggie patties, pot roast, pork, fish or turkey, and serve them in a variety of recipes. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, roasted green chilies, honey mustard sauce, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of six different cheeses. For example, one of our signature creations, the Banzai Burger, is marinated in teriyaki and topped with grilled pineapple, cheddar cheese, lettuce, tomato and mayonnaise.

In addition to gourmet burgers, which accounted for approximately 47.2% of our total food sales in 2004, we serve an array of other food items that are designed to appeal to a broad group of guests, including a variety of appetizers, salads, soups, pastas, seafoods, other entrees and desserts. One of our top selling non-burger menu items is the Crispy Chicken Tender Salad, which features crisp greens topped with lightly fried chicken breast, hard-boiled egg, diced tomato, cheddar cheese, bacon bits and green onion served with house bread and a choice of dressing. We serve all of our burgers and sandwiches with “bottomless” french fries. Our guests can also choose from a wide variety of beverages, including fountain beverage products, smoothies, monster milkshakes, our Strawberry Ecstasy and our signature Mad Mixology® alcoholic and non-alcoholic specialty beverages, including our Freckled Lemonade.

All of our menu items are prepared to order in our restaurants. The food items currently on our menu range in price from $2.99 to $11.49, with a per person average check of approximately $10.36, including beverages. Sales of alcoholic beverages represented approximately 7.7% and sales of non-alcoholic beverages represented 13.8% of total restaurant sales in 2004.

We continuously experiment with food and beverage items and flavor combinations to create selections that are imaginative and exciting to our guests. Ideas for new menu items are generated at the restaurant level as well as through consumer research and franchisees. Menu items are rotated on and off the menu based on the changing tastes of our guests. Every new recipe idea goes through our test menu development process. The proposed menu item must appeal to a sufficient number of guests and require a preparation time of less than eight minutes to be added to our menu. In addition, the corresponding ingredients must retain or improve the overall menu quality while meeting our gross profit margin targets. All new menu items are then test marketed for 8 to 12 weeks in selected restaurants. Our franchisees are given the opportunity to review proposed menu items and offer feedback before the recipes are finalized and added to the menu.

Guest loyalty and experience

Through our unique guest service philosophy, which we describe as “unbridled”, we feel we have created a culture that has enabled us to build a strong and loyal guest base. Unbridled acts are common in our company, as our team members have a history of going far beyond the customary level of guest service. In 2002, we were proud to be recognized as a gold winner of Restaurants & Institutions 2002 Choice in Chains Award for excellence in customer service, food quality and overall dining experience, as voted on by a nationally representative sample of consumers. In 2004, we were proud to be a large business category finalist of the Colorado Restaurant Association’s, Restaurant Neighbor Award, which celebrates restaurateurs’ commitment to community involvement.

We use many industry standard techniques to measure our guests’ experiences at our restaurants. These include comment cards, mystery shoppers, internet feedback, market area and in-restaurant consumer research. We also employ several additional techniques at the restaurant level, including a “systems check” performed each week by our general managers to track and measure our guests’ experiences. This “systems check” evaluates our speed of service, our food preparation times, seating utilization measures and guest feedback for each week. The key measurement criteria evaluated in our “systems check” contribute to our ability to give our guests the “gift of time.” We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute experience at dinner. Our regional operations directors utilize these and other reports to determine which restaurants in their region may need additional support to address any problems.

Marketing and advertising

During 2004, we spent an aggregate of 2.7% of restaurant sales on marketing efforts. Of this amount, we spent less than 1.0% of restaurant sales on major media initiatives such as television commercials, radio advertisements and free-standing inserts in newspapers and other print media. We expect to continue investing a similar percentage of restaurant sales in marketing efforts in the future, primarily in connection with driving comparable restaurant sales and new restaurant openings. Our marketing strategy focuses on building positive, long term relationships by making emotional connections with our team members and guests. We do this by:

•	driving comparable restaurant sales through attracting new guests and increasing the frequency of visits by current guests;

•	supporting new restaurant openings to achieve their sales and profit goals; and

•	communicating a unique, powerful and consistent brand.

We accomplish these objectives through four major marketing initiatives.

In-restaurant marketing

We spend a significant portion of our marketing funds communicating with our guests while they are in our restaurants. The core of our strategy revolves around keeping our menu items fresh, with innovative gourmet burgers and other offerings. Throughout the year, we promote new burgers and new non-burger items. These items are featured along with our existing gourmet burgers and entrees on table merchandising and other printed materials throughout our restaurants. This strategy focuses on highlighting both our core menu burgers along with new burgers and other food items and beverages. The goal is to enhance our brand by creating variety and excitement for our guests and team members, which we believe drives frequency of visits.

New restaurant openings

We use new restaurant openings as opportunities to reach out to the local community and media. Our openings are often covered by local media. We employ a variety of marketing techniques in connection with our new restaurant openings, including community “Sneak Preview” parties, with invitations to media personalities, community leaders and local businesses. We also typically tie our openings to a charitable organization.

Local restaurant marketing

We believe we are a wholesome, values-focused leader in family casual dining. With our focus on women, teens and tweens, we have a unique opportunity to market our restaurants locally. We reach out to schools, churches, charities, and community organizations to build brand awareness within the communities that we serve.

Advertising

Although our restaurant concept is not media driven, we do spend a limited amount of our marketing dollars on media vehicles in select markets to build brand awareness. This includes radio, free-standing newspaper inserts, outdoor billboards, and on-screen cinema advertising.

Operations

Restaurant management

Our restaurant operations are divided into four distinct geographic regions which are overseen by a senior regional operations director who reports to our vice president of restaurant operations. In general, each geographic region contains four to six regional operations directors, one to three regional recruiters, a regional training manager and one to two regional kitchen managers. Our regional directors oversee five to eight company-owned restaurants each, which we believe enables them to better support the general managers and achieve sales and cash flow targets for each restaurant within their region. In certain instances, regional operations directors invest a limited portion of their time on franchised operations in their respective regions.

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

We employ several additional operational tools. For example, each week every general manager performs a “systems check” that tracks and measures our guests’ experiences based upon key criteria. This “systems check” evaluates our speed of service, food preparation times, seating utilization measures and guest feedback for each week. Our regional operations directors utilize these and other reports to determine which restaurants in their region may need additional support to address any problems.

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

New restaurant managers are required to complete an eight-week training program that includes service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they spend one additional training week with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Once a year, we hold a general manager conference in which our general managers receive additional training on financial management, food preparation, hospitality and other relevant topics.

When we open a new restaurant, we provide training to team members in each position to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. Prior to opening a new restaurant, our dedicated training and opening team travels to the location to prepare for an intensive seven-day training program for all team members hired for the new restaurant opening. Part of the training team stays on-site during the first week of operation and an additional team of training support arrives for on-site support during the second and third weeks. We believe this additional investment in our new restaurants is important because it helps us provide our guests with a quality dining experience from day one. We also make on-site training teams available when our franchisees open new restaurants. After a restaurant has been opened and is operating smoothly, the general manager supervises the training of new team members.

Recruiting and retention

In 2004, we were proud to be a recipient of Nation’s Restaurant News’ 2004 People and Performance Awards, sponsored by Coca-Cola®. This award honors multi-unit food service operators for excellence in recruiting, retention and recognition of hourly and management team members. We seek to hire experienced general managers and team members. We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance and stock options for general managers. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement, as well as significant performance-based incentives tied to sales, profitability, certain qualitative measures and length of service at one of our restaurant locations. For example, we provide our general managers with the use of a Jeep Wrangler for two years if they increase restaurant sales in a single restaurant by 15.0% for four consecutive quarters. If this increase is maintained for eight consecutive quarters, we give the manager outright title to the Jeep Wrangler. We also provide various other incentives including vacations, car allowances and quarterly sales and profit bonuses. Our most successful general managers are eligible for promotion to training general manager status and are entitled to receive more lucrative compensation packages based on various performance criteria. We also provide monetary rewards for general managers who develop future managers for our restaurants.

Restaurant franchise and licensing arrangements

As of April 1, 2005, we have 27 franchisees that operate 122 restaurants in 24 states and two Canadian provinces, and we have 21 exclusive franchise development arrangements with these franchisees. Our two largest franchisees are Red Robin Restaurants of Canada, Ltd., with 18 restaurants throughout Alberta and British Columbia, Canada, and Top Robin Ventures, Inc., with 16 restaurants in Southern California. In 2004, our franchisees opened 17 new restaurants and we expect our franchisees to open 15 to 17 additional new restaurants in 2005. The success of our current franchisees and the popularity of our concept have created significant interest by potential franchisees.

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

Under our current form of area development agreement, we collect a $10,000 area development fee for each restaurant the franchisee agrees to develop at the time we enter into the area development agreement. When a franchisee opens a new restaurant, we collect an additional franchise fee of $25,000. We may charge lower area development fees and franchise fees for existing franchisees. Area development fees and franchise fees are recognized as income when all material obligations and initial services to be provided by us have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred income, a liability. Our current form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted restaurant sales.

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

•	Selection process. We generally select franchisees that are experienced, well capitalized, multi-unit restaurant operators or that have demonstrated the ability to raise capital and rapidly grow a multi-unit retail or service organization. During the selection process, we conduct comprehensive background, financial and reference checks on all candidates. Key department heads will typically meet with each franchisee candidate and often visit their current business operations to assess his or her level of relevant expertise. References are obtained from the candidates as well as through industry sources, such as former suppliers, executives, managers or other business associates. We will generally not grant development rights for the development of a single restaurant.

•	Development and operations. After a franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with Red Robin systems and procedures. During the development phase, we assist in the selection of restaurant sites and the development of prototype and building plans, including all required changes by local municipalities and developers. After construction is completed, we review the building for compliance with our standards and provide eight trainers to assist in the opening of the restaurant. We advise the franchisee on menu, management training, and equipment and food purchases. At least once a year, we review all menu items and descriptions to ensure compliance with our requirements and standards. We require all suppliers of ground beef, if different than ours, to pay for and pass an annual inspection performed by third party auditors. Finally, on an ongoing basis, we conduct brand equity reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Reviews are conducted by seasoned operations teams, last approximately two to three days, and focus on seven key areas including health, safety, brand foundation, and execution proficiency.

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

With the data provided by our information systems, we can report daily, weekly and period-to-date numbers on an automated daily report that is delivered electronically to our restaurants and our field personnel. On a weekly and a periodic basis, we issue other electronic reports that provide comparative data regarding food, labor and other cost information. Our information systems also enable us to automatically post restaurant-level data, such as restaurant sales, cash and credit card receipts and promotion usage into our corporate accounting software. We also use our information systems to capture information regarding our payroll and the status of new and existing team members. Specifically, we use Menulink, a Windows-based product, to perform our restaurant-level bookkeeping, electronic ordering and food cost and management functions. Our Radiant Systems, formally Aloha Technologies, point-of-sale system facilitates the supply of data to Menulink and also assists with labor scheduling and credit card authorizations. Our new Scheduling Team Members and Reporting System (NuSTaRs) helps our managers schedule the optimal amount of team members at any time. We believe these systems enable both restaurant-level and corporate-level management to adequately supervise the operational and financial performance of our restaurants as necessary to support our planned expansion.

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

We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food ingredients, supplies and other products. Our current contract with SYSCO ends on June 30, 2007. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing team generally negotiates fixed price contracts with terms of between one month and one year or monthly commodity pricing formulas. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s kitchen manager determines the restaurant’s daily usage requirements for food ingredients, products and supplies. Accordingly, the kitchen manager orders from approved local suppliers and our national master distributor and all deliveries are inspected to ensure that the items received meet our quality specifications and negotiated prices. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

Team members

As of March 6, 2005, we had just over 13,000 employees, whom we refer to as team members, consisting of approximately 12,900 team members at company-owned restaurants and 176 team members at our corporate headquarters and in our regional offices. During our higher volume summer months, we experience an increase in the number of hourly team members in our restaurants of approximately 10.0%. None of our team members are covered by any collective bargaining agreement. We consider our team member relations to be good.

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

Trademarks

Our registered trademarks and service marks include, among others, the marks “Red Robin®”, “America’s Gourmet Burgers & Spirits®”, “Mad Mixology®” and our logo. We have registered these marks with the United States Patent and Trademark Office. We have registered or have registrations pending in Canada for our most significant trademarks and service marks. In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. We have in the past, and expect to continue to vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claim(s), we may be prevented from using our trademarks and/or service marks in the future and may be liable for damages.

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

Available Information

We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are providing the address to our website solely for the information of investors. Information contained on our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

Executive officers

The following table sets forth information about our executive officers and other key officers as of April 1, 2005:

Name	Age	Position
Executive Officers:
Michael J. Snyder	55	Chairman of the Board, Chief Executive Officer, President
James P. McCloskey	54	Chief Financial Officer
Michael E. Woods	55	Senior Vice President of Franchise Development
Robert J. Merullo	50	Senior Vice President of Restaurant Operations
Todd A. Brighton	47	Vice President of Development
Eric C. Houseman	37	Vice President of Restaurant Operations

Other Key Officers:
G. Dwayne Chambers	39	Vice President of Marketing
John W. Grant	58	Vice President and General Counsel
Jeffrey T. Neely	44	Vice President of Franchise Operations
Robert F. Fix	52	Vice President of Franchise Sales
Douglas D. Gammon	58	Vice President of Human Resources
Lisa A. Dahl	46	Vice President and Controller
Robert K. Jakoby	39	Vice President of Management Information Systems
Ray S. Masters	45	Vice President of Purchasing
Scott A. Schooler	37	Vice President of Food and Beverage

Michael J. Snyder.    Mr. Snyder was elected as our president, chief operating officer and as a director in April 1996, and currently serves in these positions under the terms of his employment agreement with the Company. In March 1997, Mr. Snyder was elected as our chief executive officer. In May 1997, Mr. Snyder was elected as our chairman of the board. From 1979 to May 2000, Mr. Snyder also served as president of The Snyder Group Company.

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

Eric C. Houseman.    Mr. Houseman joined us in 1993 and has served as our vice president of restaurant operations since March 2000. From 1993 to March 2000, Mr. Houseman served in various regional operations management positions with our company.

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

Robert K. Jakoby.    Mr. Jakoby joined us in March 1997 as manager of restaurant systems, was later promoted to director of management information systems and in January 2004 was promoted to vice president of management information systems and chief information officer. From May 1993 to March 1997, Mr. Jakoby was store systems project manager for Boston Chicken, Inc. Mr. Jakoby currently serves as chairman of the National Restaurant Association MIS executive study group and also serves on the Nation’s Restaurant News Foodservice Technology Advisory Board.

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

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks described below before deciding to invest in our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows could be materially harmed. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. When determining whether to invest in our common stock, you should also refer to the other information contained or incorporated by reference in this annual report on Form 10-K, including our consolidated financial statements and the related notes.

Risks related to our business

Our growth strategy depends on opening new restaurants. Our ability to expand our restaurant base is influenced by factors beyond our control, which may slow restaurant development and expansion and impair our growth strategy.

We are pursuing an aggressive but disciplined growth strategy, which, to be successful, will depend in large part on our ability and the ability of our franchisees to open new restaurants and to operate these restaurants on a profitable basis. We anticipate that our new restaurants will generally take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train sufficient team members and other factors. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, we cannot assure you that any restaurant we open will obtain operating results similar to those of our existing restaurants. One of our biggest challenges in meeting our growth objectives will be to locate and secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some of our restaurants and may experience delays in the future. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

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

We face the risk that our existing systems and procedures, restaurant management systems, financial controls, information and accounting systems, management resources and human resources will be inadequate to support our planned expansion of company-owned and franchised restaurants. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on our infrastructure and other resources. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to achieve our expansion objectives, this could have a material adverse effect on our operating results.

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

Our profitability depends in part on our ability to anticipate and react to changes in food costs. We rely on SYSCO Corporation, a national food distributor, as the primary distributor of our food ingredients, supplies and other products. Any increase in distribution prices or failure to perform by SYSCO could cause our food costs to increase. There also could be a significant short-term disruption in our supply chain if SYSCO failed to meet our distribution requirements or our relationship was terminated at the end of the contract term on June 30, 2007 or earlier by SYSCO upon breach or material deterioration of our financial position.

Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. Chicken represented approximately 18.0% and beef represented approximately 10.6% of our food purchases in 2004. We enter into annual contracts with our beef and chicken suppliers. Our contracts for chicken are fixed price contracts. Our contracts for beef are generally based on current market prices plus a processing fee. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a “value-priced” product, we may not be able to pass along price increases to our guests.

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

Our future success significantly depends on the continued services and performance of our key management personnel, particularly Mike Snyder, our chief executive officer and president; Jim McCloskey, our chief financial officer; Mike Woods, our senior vice president of franchise development; Bob Merullo, our senior vice president of restaurant operations; Todd Brighton, our vice president of development; and Eric Houseman, our vice president of restaurant operations. Our future performance will depend on our ability to motivate and retain these and other key officers and key team members, particularly regional operations directors, restaurant general managers and kitchen managers. Competition for these employees is intense. The loss of the services of members of our senior management or key team members or the inability to attract additional qualified personnel as needed could materially harm our business.

Approximately 68% of our company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

As of April 1, 2005, we operate a total of 96 company-owned restaurants in the Western United States. As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the Western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

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

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, the recent change requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method may likely have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The NASDAQ National Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. During 2004, we incurred $822,500 of costs to comply with the Section 404 internal control requirements of the

Sarbanes-Oxley Act of 2002. These costs were primarily related to professional services and additional independent auditor fees. We anticipate that we will continue to incur significant costs related to ongoing compliance with Section 404 in the future.

Risks related to the restaurant industry

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations.

Our restaurants feature burgers, salads, soups, appetizers, other entrees such as carnitas fajitas and pasta, desserts and our signature Mad Mixology® alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse affect on our future profitability. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. While burger consumption in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes. Also, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy team members. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business. Additionally, competition for qualified team members could require us to pay higher wages to attract sufficient team members, which could result in higher labor costs. Most of our employees are paid on an hourly basis. These employees are paid in accordance with applicable minimum wage regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

We are subject to extensive government laws and regulations that govern various aspects of our business. Our operations and our ability to expand and develop our restaurants may be adversely affected by these laws and regulations, which could cause our revenues to decline and adversely affect our growth strategy.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. While in the past we have been able to obtain and maintain the necessary governmental licenses, permits and approvals, our failure to maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results. Difficulties or failures in obtaining the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may suspend or deny renewal of our food and liquor licenses if they determine that our conduct does not meet applicable standards or if there are changes in regulations.

We are subject to “dram shop” statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. A judgment substantially in excess of our insurance coverage could harm our financial condition.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements and sales taxes. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits such as those to be imposed by recently enacted legislation in California, increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

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

Competition in the restaurant industry is increasingly intense. We compete on the basis of the taste, quality, and price of food offered, guest service, ambiance and overall dining experience. We believe that our operating concept, attractive dining value, quality of food and guest service, enable us to differentiate ourselves from our competitors. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets, to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. Many of our competitors are well established in the casual dining market segment and some of our competitors have substantially greater financial, marketing and other resources than do we.

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

Our common stock began trading on July 19, 2002, and prior to this date there was no public market for shares of our common stock. The stock market is subject to significant price and volume fluctuations. Fluctuations or decreases in the trading price of our common stock may adversely affect stockholders’ ability to trade their shares. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management’s attention and resources that would otherwise be used to benefit the future performance of our operations.

Some of our stockholders could exert influence over us, and may not make decisions that are in the best interests of all stockholders.

As of March 15, 2005, Mike Snyder owns 9.5% of our outstanding common stock. Our officers, directors and principal stockholders, i.e., stockholders holding more than 5.0% of our common stock, including Mike Snyder, together hold approximately 12.8% of our outstanding common stock. These stockholders, acting individually or together, could exert influence over various matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could delay or prevent a change in control of our company, and make some transactions more difficult without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interest of other stockholders. Accordingly, Mike Snyder and these other stockholders could cause us to enter into transactions or agreements that our other stockholders might not approve. Our certificate of incorporation and bylaws require a 66 2/3% supermajority vote of our stockholders to remove a director or to amend specified provisions of our certificate of incorporation or bylaws.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control. These provisions:

•	authorize our board of directors to establish one or more series of preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

•	create a three class structure for our board of directors, with each class serving a staggered three-year term. As the classification of the board of directors generally increases the difficulty of replacing a majority of the directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us and may maintain the composition of the board of directors;

•	do not provide for cumulative voting in the election of directors unless required by applicable law. Under cumulative voting, a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors;

•	provide that a director may be removed from our board of directors only for cause, and then only by a supermajority vote of the outstanding shares;

•	require that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•	state that special meetings of our stockholders may be called only by the chairman of the board of directors, our chief executive officer, by the board of directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10.0% of our outstanding voting stock;

•	provide that the chairman or other person presiding over any stockholder meeting may adjourn the meeting whether or not a quorum is present at the meeting;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting;

•	provide that certain provisions of our certificate of incorporation can be amended only by supermajority vote of the outstanding shares, and that our bylaws can be amended only by supermajority vote of the outstanding shares or our board of directors;

•	allow our directors, not our stockholders, to fill vacancies on our board of directors; and

•	provide that the authorized number of directors may be changed only by resolution of the board of directors.

ITEM 2.    Properties

We currently lease the majority of our company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to just over 20 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance and property tax costs.

We own real estate for 21 company-owned restaurants located in Mesa, Peoria, and Prescott, Arizona; Fayetteville, Arkansas; Moreno Valley and Yuba City, California; Castle Rock, Greeley and Highlands Ranch, Colorado; Columbia, Maryland; St. Peters, Missouri; Chagrin Highlands, North Olmstead and Westchester, Ohio; Homestead and Oxford Valley, Pennsylvania; Chesapeake, Fairfax, Glen Allen and Potomac Mills, Virginia; and Issaquah, Washington. See “Restaurant Locations” under Item I for additional information regarding our restaurants.

We own real estate in Oswego, Illinois; Grove City, Ohio; Toringdon, North Carolina and Monroe, Washington where we plan to develop new company-owned restaurants. In addition, we own one property in Lake Howell, Florida and a second property in Grapevine, Texas, both of which we lease to others.

Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 30, 2011. We lease approximately 1,500 square feet of regional office space in Seattle, Washington, under an agreement expiring in October 2005. In addition, we lease approximately 2,900 square feet of regional office space in Tustin, California, under an agreement expiring in December 2007.

ITEM 3.    Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are generally covered by insurance policies, has had a material effect on us, and as of the date of this filing, we are not a party to any litigation that we believe would have a material adverse effect on our business or financial condition.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ National Market under the symbol RRGB. The table below sets forth the high and low per share sales prices for our common stock as reported by The NASDAQ National Market.

	Sales Price
	High	Low
2004
4th Quarter	$54.30	$41.69
3rd Quarter	44.94	29.00
2nd Quarter	29.38	26.21
1st Quarter	32.37	26.06

2003
4th Quarter	$31.71	$25.07
3rd Quarter	27.05	20.95
2nd Quarter	22.66	14.50
1st Quarter	15.69	11.50

As of April 1, 2005, there were approximately 3,750 registered owners of our common stock.

Dividends

We did not declare or pay any cash dividends on our common stock during 2004 or 2003. We currently anticipate that we will retain any future earnings for the operation and expansion of our business. In addition, our revolving credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

We did not repurchase any of our registered securities during the fourth quarter of 2004. As of April 1, 2005, the Company has no programs which have been approved by stockholders pursuant to which we would repurchase any of our equity securities. As of April 1, 2005, we have a right to repurchase 11,495 shares of common stock at the lower of fair value or issuance price related to unvested early exercise options that were exercised in April 2002. This right expires when the shares vest on January 29, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain five equity-based compensation plans—the 1996 Stock Plan, the 2000 Stock Plan, the 2002 Stock Plan, the 2004 Stock Plan and the employee stock purchase plan. Our stockholders have approved each of these plans.

The following table sets forth for each of our equity compensation plans, the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 26, 2004 (in thousands, except per share data):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,136	(1)(2)	$20.88	1,718	(3)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

	1,136		$20.88	1,718

(1)	54,185 of these shares were subject to options then outstanding under the 1996 Stock Plan; 152,560 of these shares were subject to options then outstanding under the 2000 Stock Plan; 725,686 of these shares were subject to options then outstanding under the 2002 Stock Plan; and 203,268 of these shares were subject to options then outstanding under the 2004 Stock Plan.
(2)	Excludes 275,649 shares that were available for issuance under the employee stock purchase plan.
(3)	Of the aggregate number of shares that remained available for future issuance, 275,649 shares were available for issuance under the employee stock purchase plan and 1,442,191 shares were available for issuance under the 2004 Stock Plan. A total of 9,175 shares were issued in 2005 prior to the filing of this report on Form 10-K for the employee stock purchase plan period that ended on December 31, 2004. Any shares subject to options granted under the employee stock purchase plan or the 1996 Stock Plan, the 2000 Stock Plan or the 2002 Stock Plan that are not exercised before they expire or are terminated will become available for additional award grants under the 2004 Stock Plan. No new awards may be granted under the 1996 Stock Plan, the 2000 Stock Plan or the 2002 Stock Plan.

ITEM 6.    Selected Financial Data

The table below, which contains selected consolidated financial and operating data, gives effect to corrections for lease accounting and certain other immaterial adjustments for all years presented. The statement of income, cash flow and balance sheet data for each year has been derived from our consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended
	2004	2003(1)	2002(1)	2001(1)	2000(1)
	(in thousands, except per share data, restaurant-related data and footnotes)
Statement of Income Data:
Revenue:
Restaurant	$396,995	$318,878	$265,518	$214,963	$180,414
Franchise royalties and fees	11,769	9,320	8,565	9,002	8,247
Rent revenue	300	409	327	520	509

Total revenues	409,064	328,607	274,410	224,485	189,170
Costs and expenses:
Restaurant operating costs:
Cost of sales	93,280	75,067	61,009	50,850	43,896
Labor	136,817	112,872	94,030	74,854	64,566
Operating	57,158	48,085	40,428	33,195	27,959
Occupancy	25,242	21,248	17,830	14,034	10,670
Restaurant closures and impairment	—	—	1,393	36	1,302
Depreciation and amortization(2)	21,070	16,395	13,198	10,786	8,461
General and administrative	28,675	21,990	20,239	16,784	16,987
Franchise development	4,063	2,848	3,256	3,704	3,386
Pre-opening costs	5,143	3,891	2,265	1,354	3,228
Gain on lease buy-out	—	—	(945)	—	—
Impairment of property held for sale	—	—	150	—	—

Total costs and expenses	371,448	302,396	252,853	205,597	180,455

Income from operations	37,616	26,211	21,557	18,888	8,715
Other (income) expense:
Interest expense(3)	2,706	2,974	5,769	7,850	6,482
Interest income	(322)	(341)	(398)	(746)	(742)
Loss on extinguishment of debt	—	258	4,336	—	—
Gain on sale of property	(257)	—	—	—	—
Other	89	(14)	106	190	19

Total other expenses	2,216	2,877	9,813	7,294	5,759

Income before income taxes	35,400	23,334	11,744	11,594	2,956
Provision (benefit) for income taxes(4)	12,019	7,888	3,857	3,779	(12,524)

Net income(4)	$23,381	$15,446	$7,887	$7,815	$15,480

Earnings per share(4)
Basic	$1.46	$1.02	$0.64	$0.77	$2.08

Diluted	$1.43	$1.00	$0.62	$0.76	$2.08

Shares used in computing earnings per share
Basic	16,022	15,182	12,278	10,085	7,444

Diluted	16,406	15,465	12,660	10,236	7,444

	Fiscal Year Ended
	2004	2003(1)	2002(1)	2001(1)	2000(1)
	(in thousands, except per share data, restaurant-related data and footnotes)
Balance Sheet Data:
Cash and cash equivalents	$4,980	$4,871	$4,797	$18,992	$8,317
Total assets(2)(3)	264,501	214,382	173,774	157,786	142,837
Long-term debt, including current portion(3)	47,743	37,628	39,980	80,088	78,413
Total stockholders’ equity(3)	$161,733	$132,386	$98,022	$46,388	$38,792

Cash Flow Data:
Net cash provided by operating activities	$55,521	$44,044	$30,268	$27,507	$9,480
Net cash used in investing activities	(69,551)	(53,894)	(46,178)	(18,128)	(22,156)
Net cash provided by financing activities	14,139	13,924	1,715	1,296	15,817

Selected Operating Data:
Average annual comparable restaurant sales	$3,236	$3,045	$2,982	$3,066	$2,896
Comparable restaurant sales increase	7.5%	4.1%	1.8%	1.8%	7.1%
Company-owned restaurants open at end of period	137	115	96	77	73
Franchised restaurants open at end of period	118	103	98	105	91

(1)	The consolidated financial statements included elsewhere in this annual report on Form 10-K contain restated results for 2003 and 2002. A description of the adjustments related to the restatement of the consolidated balance sheet as of December 28, 2003 as well as the effects of the restatement of our consolidated statements of income and cash flows for 2003 and 2002 can be found in Note 3 to our consolidated financial statements.
Our consolidated balance sheet as of December 29, 2002, December 30, 2001 and December 31, 2000 and our consolidated statements of income and cash flows for the years ended December 30, 2001 and December 31, 2000 have been restated from the amounts previously reported to reflect the effect of the adjustments discussed in Note 3 to our consolidated financial statements.
(2)	We ceased amortizing goodwill as of the beginning of 2002 in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
(3)	In November 2003, we received proceeds of $18.0 million from a secondary offering of common stock. These proceeds were used to repay $18.0 million of borrowings outstanding under our revolving credit agreement. In July 2002, we received proceeds of $42.8 million from our initial public offering of common stock. These proceeds, along with borrowings from our revolving credit agreement, were used to repay $55.0 million of borrowings then outstanding.
(4)	Net income in 2000 included a tax benefit of $12.5 million as a result of the reversal of previously recorded deferred tax asset valuation allowance.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in “Risk Factors” under Item 1 and elsewhere in this annual report on Form 10-K. This section includes the following discussions:

Overview

Restatement

Unit Data and Comparable Restaurant Sales

Results of Operations

Liquidity and Capital Resources

Contractual Obligations

Inflation

Critical Accounting Policies and Estimates

Recent Accounting Pronouncements

Forward-Looking Statements

Overview

Red Robin, which was founded in 1969, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. As of April 1, 2005, we operate 141 company-owned restaurants in 17 states. We began franchising the Red Robin® brand in 1979 and as of April 1, 2005, we have 27 franchisees that operate 122 restaurants in 24 states and two Canadian provinces. Our objective is to be the leading gourmet burger and casual dining restaurant destination. In managing our operations, we focus on four cornerstones that we believe are essential to the success of our business: Values, People, Burgers and Time.

Our restaurants are designed to create a fun and memorable dining experience in a family-friendly atmosphere and provide our guests with an exceptional dining value. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 whom we refer to as tweens, and younger children. All of our menu items are prepared to order in our restaurants. The food items currently on our menu range in price from $2.99 to $11.49, with a per person average check in 2004 of approximately $10.36, including beverages. During 2004, our company-owned comparable restaurants had average unit volumes that exceeded $3.2 million.

We are pursuing a disciplined growth strategy that includes the addition of company-owned and franchised restaurants. Our restaurant expansion strategy focuses primarily on further penetrating existing markets with a cluster strategy and selectively entering into new markets. We believe that our site selection strategy is critical to our success and we devote substantial time and effort to evaluating each site. Our site selection criteria focus on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic and a highly visible site. Our prototype restaurant is a free-standing building with approximately 6,350 square feet, approximately 200 seats and a patio. Based on this prototype, we expect that our average cash investment cost for our free-standing restaurants in 2005 will be $2.3 million, excluding land and pre-opening costs.

Our fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 are referred to as 2004, 2003 and 2002, respectively. Each year presented included 52 weeks. We also refer to our fiscal year ending December 25, 2005 as 2005.

Restatement

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America (GAAP). In light of this letter, management initiated a review of our lease accounting and determined that our previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) were not in accordance with GAAP. As a result, we have restated our audited consolidated financial statements for the fiscal years ended December 28, 2003 and December 29, 2002. Our restated financial statements also reflect certain immaterial adjustments as further described in Note 3 to the consolidated financial statements, included elsewhere herein.

See Note 3 to the consolidated financial statements of this Annual Report on Form 10-K for a summary of the effects of the restatement of the Company’s consolidated balance sheet as of December 28, 2003, as well as on the Company’s consolidated statements of income and cash flows for 2003 and 2002. The accompanying Management’s Discussion and Analysis gives effect to these corrections. In 2005, we will amend our 2004 quarterly filings to reflect this restatement. See Note 18 to the consolidated financial statements.

The cumulative effect of this restatement resulted in an increase in the accumulated deficit of $590,000 as of December 30, 2001, and decreases in net income of $288,000 and $377,000 for the fiscal years ended December 28, 2003 and December 29, 2002, respectively.

Unit Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the years indicated.

	2004	2003	2002
Company-owned:
Beginning of period	115	96	77
Opened during period	22	18	10
Acquired or assumed from franchisees	—	1	10
Closed during period	—	—	(1)

End of period	137	115	96

Franchised:
Beginning of period	103	98	105
Opened during period	17	10	5
Sold or transferred to company-owned	—	(1)	(10)
Closed during period	(2)	(4)	(2)

End of period	118	103	98

Total Number of Red Robin® restaurants	255	218	194

Since December 26, 2004 and through April 1, 2005, we have opened 4 additional company-owned restaurants and our franchisees have opened 4 additional franchise restaurants. These openings bring our total restaurant count as of April 1, 2005, to 141 company-owned restaurants, 122 franchised restaurants and 263 total restaurants. We expect to open an additional 22 to 24 company-owned restaurants and anticipate that our franchisees will open 11 to 13 additional restaurants during the remainder of 2005.

We reflect restaurants as comparable in the first period following five full quarters of operations. Our company-owned comparable restaurant sales increased 7.5% in 2004, 4.1% in 2003 and 1.8% in 2002.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2004	2003	2002
Revenues:
Restaurant	97.0%	97.1%	96.8%
Franchise royalties and fees	2.9	2.8	3.1
Rent revenue	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	23.5	23.5	23.0
Labor	34.5	35.4	35.4
Operating	14.4	15.1	15.2
Occupancy	6.4	6.7	6.7
Restaurant closures and impairment	—	—	0.5

Total restaurant operating costs	78.8	80.7	80.8
Depreciation and amortization	5.2	5.0	4.8
General and administrative	7.0	6.7	7.4
Franchise development	1.0	0.9	1.2
Pre-opening costs	1.3	1.2	0.8
Gain on lease buy-out	—	—	(0.3)
Impairment of property held for sale	—	—	0.1
Income from operations	9.2	8.0	7.9

Other (income) expense:
Interest expense	0.7	0.9	2.1
Interest income	(0.1)	(0.1)	(0.1)
Loss on extinguishment of debt	—	0.1	1.6
Gain on sale of property	(0.1)	—	—
Other	—	—	—

Total other expenses	0.5	0.9	3.6
Income before income taxes	8.7	7.1	4.3
Provision for income taxes	(3.0)	(2.4)	(1.4)

Net income	5.7%	4.7%	2.9%

2004 compared to 2003

Total revenues.    Total revenues increased by $80.5 million, or 24.5%, to $409.1 million, from $328.6 million, due primarily to a $78.1 million increase in restaurant revenues. The increase in restaurant revenues was due to $32.3 million of revenues from 22 new restaurants opened during 2004, $23.4 million in additional revenues from the non-comparable restaurants we opened in 2003 and 2002, and $22.4 million from a comparable restaurant sales increase of 7.5%. The increase in comparable restaurant sales was driven by an increase in guest counts of 3.9% and an increase in the average guest check of 3.6%.

Franchise royalties and fees increased $2.5 million, or 26.3%, to $11.8 million from $9.3 million. Franchise royalties increased $2.2 million, or 24.6%, to $11.2 million, from $9.0 million, due primarily to royalties generated from the 27 franchise restaurants opened in 2003 and 2004. Our franchisees reported that annual comparable sales for U.S. and Canadian franchise restaurants increased 5.8% and 4.8%, respectively. Franchise fees increased $236,400, or 74.7%, to $553,100, from $316,700, due to the fact that there were seven additional franchise restaurants opened in 2004 compared to 2003.

Cost of sales.    Cost of sales increased by $18.2 million, or 24.3%, to $93.3 million, from $75.1 million, due primarily to more restaurants being operated during 2004. Cost of sales as a percentage of restaurant revenues remained constant at 23.5%, primarily due to the menu price increases we implemented during January and mid-June of 2004, offset by higher commodity costs.

Labor.    Labor expenses increased by $23.9 million, or 21.2%, to $136.8 million, from $112.9 million, due primarily to more restaurants being operated in 2004. Labor expense as a percentage of restaurant revenues improved 0.9%, to 34.5% compared to 35.4% in 2003. Overall, labor as a percentage of restaurant revenues averaged 34.0% at our comparable restaurants and 36.4% at our non-comparable restaurants. Total wages as a percentage of restaurant revenues improved 0.9% during 2004 due to a 1.2% improvement in controllable labor and a 0.1% improvement in workers’ compensation costs offset by a 0.4% increase in bonus expenses. The improvement in workers’ compensation expense as a percentage of restaurant revenues was attributable to recent lower claims experience and per claim costs. We cannot predict with certainty whether or not our workers’ compensation expense and controllable labor costs will increase or decrease during 2005. The increase in bonus expenses as a percentage of restaurant revenues was due primarily to improved comparable restaurant sales.

Operating.    Operating expenses increased by $9.1 million, or 18.9%, to $57.2 million, from $48.1 million, due primarily to more restaurants being operated in 2004. Operating expenses as a percentage of restaurant revenues improved 0.7%, to 14.4% compared to 15.1% in 2003. The improvement as a percentage of restaurant revenues was due primarily to leverage from our comparable restaurant sales increase offset by cost pressures in certain supplies and energy-related items, such as plastic wrap, fuels and utilities, particularly during the fourth quarter of 2004.

Occupancy.    Occupancy expenses increased by $4.0 million, or 18.8%, to $25.2 million, from $21.2 million, due primarily to more restaurants being operated in 2004. Occupancy expense as a percentage of restaurant revenues improved 0.3%, to 6.4% compared to 6.7% in 2003. Our occupancy expense as a percentage of restaurant revenues improved as a result of our comparable restaurant sales increase. In addition, the percentage of free-standing restaurants that we own or have ground leases on has increased in 2004 compared to 2003, and free-standing units generally have lower occupancy costs than in-line units.

Depreciation and amortization.    Depreciation and amortization increased $4.7 million, or 28.5%, to $21.1 million, from $16.4 million. The increase was primarily due to the addition of 22 new restaurants in 2004 and a full year of depreciation related to the 18 restaurants opened in 2003. Depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 5.2% compared to 5.0% in 2003. The increase as a percentage of total revenues is primarily a result of newer restaurants having a higher depreciable costs basis than older restaurants.

General and administrative.    General and administrative expenses increased by $6.7 million, or 30.4%, to $28.7 million, from $22.0 million, generally due to additional headcount, higher salaries and related costs attributable to operating more company-owned restaurants and to costs associated with our public company reporting requirements. General and administrative expenses as a percentage of total revenues increased 0.3%, to 7.0% compared to 6.7% in 2003. During 2004 we incurred $822,500 of costs to comply with the Section 404 internal control requirements of the Sarbanes-Oxley Act. There were no comparable Section 404 costs incurred during 2003. These costs were primarily related to professional services and additional independent auditor fees. We anticipate that we will continue to incur additional costs related to ongoing compliance with Section 404 in the future. In addition, we incurred approximately $200,000 of additional audit and legal expenses related to the restatement of our financial statements as previously discussed.

Franchise development.    Franchise development expenses increased $1.2 million, or 42.7%, to $4.1 million, from $2.8 million. Approximately one quarter of this increase was attributable to our annual leadership conference which takes place in January each year. Costs for the 2004 leadership conference were higher than in 2003 due in part to the increased number of attendees. Franchise development expenses as a percentage of total revenues increased 0.1%, to 1.0% compared to 0.9% in 2003. We substantially increased the size of our franchise development and support teams during the second half of 2003 in order to support 2004 franchisee restaurant openings and the growing franchisee restaurant base. Our franchisees opened 17 restaurants during 2004 compared to ten in 2003.

Pre-opening costs.    Pre-opening costs increased $1.2 million, or 32.2%, to $5.1 million, from $3.9 million, due primarily to the fact that there were 22 company-owned restaurants opened during 2004, compared to 18 during 2003. Pre-opening costs as a percentage of total revenues were 1.3% and 1.2% for 2004 and 2003, respectively. Overall, pre-opening costs for the restaurants we opened in 2004 averaged $227,100 per restaurant compared to an average of $209,900 per restaurant in 2003. On a per unit basis, pre-opening expenses for restaurants that we opened in 2004 were higher as a result of increased costs related to opening restaurants in newer markets. Labor, training, travel and marketing costs are typically higher for newer markets compared to opening restaurants in more mature markets.

Interest expense.    Interest expense declined by $268,200, or 9.0%, to $2.7 million, from $3.0 million. Our interest expense was lower in 2004 due to the early payoff of various real estate and equipment loans during 2003 that bore significantly higher interest rates than borrowings under our revolving credit agreement. These reductions were partially offset by increased loan amortization and unused loan fees related to our revolving credit agreement as well as increased interest expense on borrowings from our revolving credit agreement.

Interest income.    Interest income was $321,600 in 2004 compared to $340,700 in 2003. Interest income in 2004 and 2003 included $303,000 and $298,800, respectively, from related party notes receivable. During December 2004 and February 2005, certain officers repaid their notes in full, and as a result, we expect interest income to decrease by at least $125,000 during 2005.

Loss on extinguishment of debt.    During 2003, we incurred $257,500 of charges related to debt extinguishment, which included a $186,400 non-cash write-off of capitalized debt issuance costs. There were no similar charges in 2004.

Gain on sale of property.    During 2004, we sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $256,900. There were no similar gains in 2003.

Other.    Other expense was $88,400 in 2004, compared to other income of $14,200 in 2003.

Income before income taxes.    As a result of the above, income before income taxes increased $12.1 million, or 51.7%, to $35.4 million, from $23.3 million.

Provision for income taxes.    The provision for income taxes increased $4.1 million, or 52.4%, to $12.0 million, from $7.9 million. The increase was due primarily to increased pre-tax earnings. Our effective income tax rate for 2004 was 34.0% compared to 33.8% for 2003.

Net income.    As a result of the above, net income increased by $7.9 million, or 51.4%, to $23.4 million, from $15.4 million.

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

Cost of sales.    Cost of sales increased by $14.1 million, or 23.0%, to $75.1 million, from $61.0 million, due primarily to more restaurants being operated during 2003. Cost of sales as a percentage of restaurant revenues increased 0.5%, to 23.5%, from 23.0%. Overall, the increase as a percentage of restaurant revenues was attributable to increases in certain food costs during 2003, including gourmet breads, hamburger, produce and pork.

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

Occupancy.    Occupancy expenses increased by $3.4 million, or 19.2%, to $21.2 million, from $17.8 million, due primarily to more restaurants being operated in 2003. Occupancy expense as a percentage of restaurant revenues was 6.7% for both 2003 and 2002.

Restaurant closures and impairment.    We recorded a $1.4 million non-cash impairment charge in 2002 to fully write-down all of the long-lived assets related to one restaurant, which we continue to operate.

Depreciation and amortization.    Depreciation and amortization increased $3.2 million, or 24.2%, to $16.4 million, from $13.2 million. The increase was primarily due to the addition of 18 new restaurants opened in 2003 and a full year of depreciation related to the ten restaurants we opened during 2002. Depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 5.0%, from 4.8%. The increase as a percentage of total revenues is primarily a result of newer restaurants having a higher depreciable costs basis than older restaurants.

General and administrative.    General and administrative expenses increased by $1.8 million, or 8.6%, to $22.0 million, from $20.2 million, generally due to additional headcount, higher salaries and related costs attributable to operating more company-owned restaurants and to costs associated with our public company reporting requirements. General and administrative expenses as a percentage of total revenues, however, improved 0.7%, to 6.7%, from 7.4%. The improvement in general and administrative expenses as a percentage of total revenues is due primarily to a decrease in marketing expenditures and to our 4.1% increase in comparable restaurant sales. In addition, we had unfilled positions in 2003 that we did not fill until fourth quarter 2003 that positively impacted our results in 2003.

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

Pre-opening costs.    Pre-opening costs increased $1.6 million, or 71.8%, to $3.9 million, from $2.3 million, due primarily to the fact that there were 18 company-owned restaurants opened during 2003, compared to ten during 2002. Pre-opening costs as a percentage of total revenues increased 0.4%, to 1.2%, from 0.8%. Pre-opening costs for the restaurants we opened in 2003 averaged $209,900 per restaurant compared to an average of $207,600 per restaurant for news restaurants we opened in 2002.

Gain on lease buy-out.    During 2002, we realized a non-recurring gain of $945,000 due to a landlord lease buy-out of one of our company-owned restaurants and, as a result, we relocated the restaurant to a new location during 2002.

Impairment of property held for sale.    During 2002, we recognized a $150,000 charge to reduce the carrying value of real estate held for sale to its estimated fair value less cost to sell. This property was subsequently sold in 2002 for its approximate carrying value.

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

Loss on extinguishment of debt.    During 2003, we incurred $257,500 of charges related to debt extinguishment, which included a non-cash write-off of $186,400 of capitalized debt issuance costs. During 2002, we incurred $4.3 million of charges related to prepayment penalties of $1.9 million and a $2.4 million non-cash write-off of capitalized debt issuance costs. Debt extinguished in 2003 had a carrying value of $11.4 million compared to $52.9 million in 2002, excluding penalties and fees.

Other.    Other income was $14,200 in 2003, compared to other expense of $105,800 in 2002. Other expense principally includes holding costs associated with real estate held for sale, offset in 2003 by a gain on the sale of real estate.

Income before income taxes.    As a result of the above, income before income taxes increased $11.6 million, or 98.7%, to $23.3 million, from $11.7 million.

Provision for income taxes.    The provision for income taxes increased $4.0 million, or 104.5%, to $7.9 million, from $3.9 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for 2003 was 33.8%, compared to 32.8% for 2002.

Net income.    As a result of the above, net income increased by $7.6 million, or 95.8%, to $15.4 million, from $7.9 million.

Liquidity and Capital Resources

Cash and cash equivalents increased by $109,300 in 2004. We attempt to keep only enough cash on hand to satisfy our working capital requirements, which can vary substantially as a result of seasonality, construction and other corporate needs. All available cash in excess of our estimated working capital needs is generally used to repay short-term borrowings under our revolving credit agreement. The change in cash and cash equivalents for the periods presented are as follows (in thousands):

	2004	2003	2002
Cash provided by operating activities	$55,521	$40,044	$30,268
Cash used by investing activities	(69,551)	(53,894)	(46,178)
Cash provided by financing activities	14,139	13,924	1,715

Increase (decrease) in cash and cash equivalents	$109	$74	$(14,195)

Operating Activities

Cash provided by operating activities during 2004 increased $15.5 million, or 38.6%, to $55.5 million, compared to $40.0 million in 2003, reflecting increased cash flows from restaurant and franchise operations, lower cash payments for interest, increased cash from the gain on the sale of a property and increased cash flows from changes in operating assets and liabilities. These increases were offset by higher income tax payments.

Investing Activities

Cash used in investing activities during 2004 increased $15.7 million, or 29.1%, to $69.6 million, compared to $53.9 million in 2003. Our investing activities consist primarily of purchases of property and equipment related to the construction of restaurants as well as remodels and capital improvements of our existing restaurants. We may also have activity related to the acquisition of franchise restaurants. Cash provided by investing activities generally relates to proceeds generated from the sale of real estate, property and equipment.

Capital Expenditures.    In 2004, we invested $62.1 million for construction of restaurants and $7.5 million on remodels and capital improvements of our existing restaurants. In addition, we spent $1.1 million for corporate initiatives primarily related to information systems and computer equipment and our corporate relocation that occurred in March 2004. During 2003, we invested $42.4 million for construction of restaurants and $10.4 million on remodels and capital improvements of our existing restaurants including assets related to the exercise of three capital lease purchase options. In addition, we spent $2.0 million for corporate initiatives primarily related to information systems and computer equipment.

During 2005, we expect to open 26 to 28 new company-owned restaurants for a total cost of $79.0 million to $82.0 million, and we anticipate that we will spend $7.0 million to $8.0 million on restaurant remodels and capital improvements of our existing restaurants. In addition, we expect to invest $1.5 million to $2.0 million for corporate initiatives, including information systems and computer equipment. For 2005, we expect that our net cash used in investing activities will exceed our net cash provided by operating activities. As a result, we anticipate that we will continue to make additional borrowings under our revolving credit agreement

Proceeds from Investing Activities.    Proceeds of $1.1 million in 2004 were generated primarily from the sale of one property compared to proceeds of $860,000 in 2003, which were generated primarily from the sale of one property.

Financing Activities

Cash provided by financing activities during 2004 increased $214,800. Our financing activities consist primarily of borrowings used to fund restaurant construction and other corporate needs in excess of cash provided by operations and proceeds we receive from sales of common stock. Cash used in financing activities is primarily related to the repayment of borrowings. During 2005, we expect our primary source of cash provided by financing activities will be obtained from additional borrowings under our revolving credit agreement.

Proceeds from the Issuance of Stock.    During 2004, we received $1.7 million from the exercise of stock options and purchases of stock under our employee stock purchase plan, compared to $695,000 in 2003.

Borrowings.    We maintain a revolving credit agreement with a maximum borrowing capacity to $85.0 million, which expires on May 19, 2006. This agreement is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. We are currently in compliance with all covenants related to the revolving credit agreement. Our borrowing activity in 2004 was as follows (in thousands):

	Additions	Payments	Total
Revolving credit agreement	$22,948	$(11,448)	$11,500
New capital lease obligations (non-cash)	28	—	28
Repayments of capital leases and collateralized notes payable	—	(1,413)	(1,413)

	$22,976	$(12,861)	$10,115

Debt outstanding during 2004 had stated interest rates ranging from 2.1% to 13.4% and maturities ranging from 2005 through 2021. As of December 26, 2004, borrowings outstanding under our revolving credit agreement bore interest at approximately 4.3%. Borrowings under our revolving credit agreement, as well as certain other existing borrowings, are subject to variable rates of interest as discussed further in “Quantitative and Qualitative Disclosures About Market Risk”. We expect that interest rates related to our variable rate borrowings will increase during 2005. Rising interest rates, combined with our anticipated increase in borrowings during 2005, will likely lead to higher financing costs.

On October 25, 2004, an irrevocable letter of credit issued under our revolving credit agreement was increased to approximately $2.7 million. This letter is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit agreement.

Our total committed borrowing capacity, capacity used and unused borrowing capacity as of December 26, 2004 were as follows (in thousands):

	Committed Capacity	Capacity Used	Unused Capacity
Revolving credit agreement	$85,000	$34,191	$50,809

The revolving credit agreement requires that capital expenditures, as defined, will not exceed specified amounts for each fiscal year. To the extent we do not exceed the annual limitations any unused amount up to $10.0 million in any fiscal year will be carried forward to the following fiscal year and will increase the limit in the succeeding year by such carry-forward amount. We did not carry-forward any amount from 2004 that would increase the limit for 2005 as set forth in the following table (in thousands):

Amount
2005	$75,000
2006	75,000

The revolving credit agreement prohibits us from entering into or assuming any obligations for the payment of rent under operating leases which, with respect to all new restaurants opened in each fiscal year in the aggregate, would exceed $2.5 million in each of 2005 and 2006. In addition, the revolving credit agreement prohibits us from entering into obligations with respect to operating leases that would allow for an annual increase, on a year to year basis, of more than 20%.

At the end of 2004, we had $9.1 million outstanding under various real estate and equipment loans with GE Capital. These loans bear interest at the 30-day commercial paper rate plus 3.0% to 3.5%, mature from 2005 to 2016, and are secured by buildings, equipment and improvements on certain properties. In addition, we had $7.2 million outstanding under various real estate and equipment loans with other lenders. These loans bear interest at rates ranging from 2.1% to 13.4% and mature from 2006 to 2021. The GE Capital loans, together with certain of our other loans, require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum EBITDA ratio and a maximum funded indebtedness ratio. As of December 26, 2004, we were in compliance with all of these financial ratios.

Capital Resources.    We believe that anticipated cash flows from operations and funds available from our existing revolving credit agreement, together with cash on hand, will provide sufficient funds to finance our expansion plans and corporate initiatives through the remaining term of our revolving credit agreement, which expires on May 19, 2006. Based on current market conditions and the Company’s financial condition and expected cash flows, we believe we will be able to raise additional equity and/or restructure our debt financing prior to May 19, 2006. There can be no guarantee that financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Contractual Obligations

We have contractual obligations which are recorded as liabilities in our consolidated financial statements. However, other items, including various purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. For example, we are contractually committed to fulfill various operating lease obligations related to our company-owned restaurants and other properties.

The following table summarizes the amounts of payments due under specified contractual obligations as of December 26, 2004 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$47,743	$3,148	$35,952	$2,663	$5,980
Capital lease obligations(2)	12,000	1,066	3,281	1,914	5,739
Operating lease obligations(3)	222,596	15,545	30,631	30,960	145,460
Purchase obligations(4)	24,539	15,110	2,437	694	6,298
Other non current liabilities(5)	3,219	320	1,354	464	1,081

(1)	Long-term debt obligations represent borrowings under our revolving credit agreement and other collateralized notes payable, excluding interest.
(2)	Capital lease obligations include interest of $4.9 million.
(3)	Operating lease obligations represent future minimum lease commitments payable for land, buildings and equipment used in our operations. This table excludes contingent rents, including amounts which are determined as a percentage of adjusted sales in excess of specified levels.
(4)	Purchase obligations include commitments for the construction of new restaurants and other capital improvement projects; lease commitments for company-owned restaurants where leases have been executed but construction has not begun; information technology contracts, including software licenses, maintenance and service agreements; commitments to purchase land related to new restaurants; employment agreements for two officers and other contractual obligations. Purchase obligations exclude food and beverage contracts for which no firm commitment exists.
(5)	Other non current liabilities include deferred revenue and deferred compensation.

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation had a modest impact on our results of operations during 2004, 2003 and 2002 due primarily to rising commodity prices for certain foods we purchase at market rates. We also experienced higher costs for materials and labor related to construction of our new restaurants, which became somewhat more evident during 2004. Uncertainties related to future commodity prices, the supply of labor and construction materials make it difficult to predict what impact, if any, inflation may have during 2005 and beyond.

Critical Accounting Policies and Estimates

In the ordinary course of business, management has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Property and Equipment.    Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life for owned assets and the shorter of the estimated useful life or the term of the underlying lease for leased assets. Changes in circumstances such as changes to our business model or changes in our capital strategy can result in the actual useful lives differing from our estimates. In those cases where management determines that the useful life of property and equipment should be shortened, we would depreciate the net book value over its revised remaining useful life thereby increasing depreciation and amortization expense. Factors such as changes in the planned use of fixtures or closing of facilities could also result in shortened useful lives.

Our accounting policies regarding property and equipment include judgments by management regarding the estimated useful lives of these assets, the expected lease term for assets related to properties under lease and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. As discussed further below, these judgments may also impact management’s need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

Impairment of Long-Lived Assets.    Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, intangibles and goodwill are reviewed at least annually for impairment or sooner if events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Expected cash flows associated with an asset is the key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. In 2002, we recognized a $1.4 million charge for the writedown of asset values related to one restaurant which we continue to operate. There were no asset impairment charges in 2004 and 2003.

We completed our most recent impairment test in December 2004, and determined that there were no impairment losses related to goodwill, other intangible assets or property and equipment.

Lease Accounting.    We are obligated under various lease agreements for certain land, restaurant facilities and office space. For operating leases, we recognize rent expense on a straight-line basis over the expected lease term. Capital leases are recorded as an asset and a liability at an amount equal to the present value of the future minimum lease payments during the lease term.

Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations have been reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we will exercise such option periods due to the fact that we would incur an economic penalty for not doing so. The lease term commences on the date when we become legally obligated for the rent payments which generally coincides with the time when the landlord delivers the property for us to develop and we waive contract contingencies. Under generally accepted accounting principles, there are two acceptable methods for recognizing rent costs during a period of construction; the capitalization method and the expense method. Historically, we have used the expense method. Under the expense method, all rent costs recognized during construction periods are expensed immediately as pre-opening expenses. Using the expense method results in substantially higher current period costs compared to using the capitalization method because the construction period for our free-standing restaurants is typically 130-150 days, and as a result, the amount of rent costs that we recognize during construction periods is significant. Other companies in our industry may present their financial statements using the capitalization method and, as a result, our financial statements may not necessarily be comparable to other companies in our industry.

Leasehold improvements and property held under capital leases for each restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the same expected lease term used for lease accounting purposes commencing when the restaurant opens. For each restaurant facility, the consolidated financial statements generally reflect the same lease term for amortizing leasehold improvements as management uses to determine capital versus operating lease classifications and in calculating straight-line rent expense. Percentage rent expense is generally based upon adjusted restaurant sales levels and is accrued at the point in time when we determine that it is probable that such adjusted restaurant sales levels will be achieved. Leasehold improvements paid for by the landlord are recorded as leasehold improvements and deferred rent.

Judgments made by management related to the probable term for each lease affect the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Insurance/Self-Insurance Liabilities.    We are self-insured for certain losses related to health, general liability and workers’ compensation and we maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, reserves might not be sufficient and additional expense may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require us to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, we will adopt the new requirements no later than the beginning of our third quarter of 2005. Adoption of the expensing requirements will reduce our future reported earnings in a manner similar to that described in Note 1 to the accompanying notes to the consolidated financial statements under employee stock compensation plans. Management is currently evaluating the specific impacts of adoption, which include whether we should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have any impact on our consolidated financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51. This interpretation, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. The Company has no variable interest in variable interest entities and, therefore, no entities were consolidated with our financial statements as a result of adopting FIN 46R.

Forward-Looking Statements

Certain information contained in this annual report on Form 10-K and the documents incorporated by reference into the Form 10-K includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this annual report on Form 10-K and the documents incorporated by reference into the Form 10-K are based on information available to us on the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve and manage our planned expansion;

•	our ability to raise capital in the future;

•	the ability of our franchisees to open and manage new restaurants;

•	our franchisees’ adherence to our practices, policies and procedures;

•	changes in the availability and cost of food;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors;

•	the continued service of key management personnel;

•	the concentration of our restaurants in the Western United States;

•	our ability to protect our name and logo and other proprietary information;

•	changes in consumer preferences, general economic conditions or consumer discretionary spending;

•	health concerns about our food products and food preparation;

•	our ability to attract, motivate and retain qualified team members;

•	the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages;

•	the impact of litigation;

•	the effect of competition in the restaurant industry;

•	cost and availability of capital;

•	additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements;

•	the effectiveness of our internal controls over financial reporting;

•	future changes in financial accounting standards;

•	the continued listing of our common stock on the NASDAQ National Market; and

•	other risk factors described from time to time in SEC reports filed by Red Robin.

Other risks, uncertainties and factors, including those discussed under “Risk Factors” could cause our actual results to differ materially from those projected in any forward-looking statements we make. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We are party to a variable-to-fixed interest rate swap agreement which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which we will pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us was initially based on the 1-month LIBOR rate determined two banking days prior to the effective date. Thereafter, the interest rate resets according to the then current 1-month LIBOR rate determined two banking days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by SFAS 133, and there were no gains or losses recognized in earnings during 2004 or 2003. At the end of 2004, the unrealized gain on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in accumulated other comprehensive income was not material.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of December 26, 2004, we had $30.3 million of borrowings subject to variable interest rates, and a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $303,000 on an annualized basis.

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

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Red Robin Gourmet Burgers, Inc.

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”) as of December 26, 2004 and December 28, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 26, 2004, December 28, 2003 and December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying consolidated financial statements as of December 28, 2003 and for the years ended December 28, 2003 and December 29, 2002 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

April 6, 2005

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 26, 2004	December 28, 2003
		(As Restated, See Note 3)
Assets:
Current Assets:
Cash and cash equivalents	$4,980	$4,871
Accounts receivable, net	2,345	1,146
Inventories	5,422	4,357
Prepaid expenses and other current assets	4,401	3,977
Income tax refund receivable	1,779	1,172
Deferred tax asset	1,605	757
Restricted current assets—marketing funds	1,145	959

Total current assets	21,677	17,239

Property and equipment, net	205,304	154,410
Deferred tax asset	1,468	5,848
Goodwill, net	25,720	25,720
Other intangible assets, net	7,584	8,118
Other assets, net	2,748	3,047

Total assets	$264,501	$214,382

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$9,759	$9,139
Accrued payroll and payroll related liabilities	14,637	12,161
Unredeemed gift certificates	5,646	3,997
Accrued liabilities	7,241	5,913
Accrued liabilities—marketing funds	1,145	959
Current portion of long-term debt and capital lease obligations	3,148	1,422

Total current liabilities	41,576	33,591

Deferred rent payable	13,378	10,655
Long-term debt and capital lease obligations	44,595	36,206
Other non-current liabilities	3,219	1,544
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,146,486 and 15,969,723 shares issued and outstanding	16	16
Preferred stock, $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	125,685	122,184
Deferred stock compensation	(50)	(130)
Receivables from stockholders/officers	(4,155)	(6,432)
Accumulated other comprehensive loss, net of tax	—	(108)
Retained earnings	40,237	16,856

Total stockholders’ equity	161,733	132,386

Total liabilities and stockholders’ equity	$264,501	$214,382

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, See Note 3)
Revenues:
Restaurant	$396,995	$318,878	$265,518
Franchise royalties and fees	11,769	9,320	8,565
Rent revenue	300	409	327

Total revenues	409,064	328,607	274,410

Costs and expenses:
Restaurant operating costs:
Cost of sales	93,280	75,067	61,009
Labor	136,817	112,872	94,030
Operating	57,158	48,085	40,428
Occupancy	25,242	21,248	17,830
Restaurant closures and impairment	—	—	1,393
Depreciation and amortization	21,070	16,395	13,198
General and administrative	28,675	21,990	20,239
Franchise development	4,063	2,848	3,256
Pre-opening costs	5,143	3,891	2,265
Gain on lease buy-out	—	—	(945)
Impairment of property held for sale	—	—	150

Total costs and expenses	371,448	302,396	252,853

Income from operations	37,616	26,211	21,557
Other (income) expense:
Interest expense	2,706	2,974	5,769
Interest income	(322)	(341)	(398)
Loss on extinguishment of debt	—	258	4,336
Gain on sale of property	(257)	—	—
Other	89	(14)	106

Total other expenses	2,216	2,877	9,813

Income before income taxes	35,400	23,334	11,744
Provision for income taxes	12,019	7,888	3,857

Net income	$23,381	$15,446	$7,887

Earnings per share:
Basic	$1.46	$1.02	$0.64

Diluted	$1.43	$1.00	$0.62

Weighted average shares outstanding:
Basic	16,022	15,182	12,278

Diluted	16,406	15,465	12,660

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 30, 2001 (as previously reported)	10,090	$10	$53,455	$—	$(600)	$—	$(5,887)	$46,978
Prior period adjustments (See Note 3)	—	—	—	—	—	—	(590)	(590)

Balance, December 30, 2001 (as restated, see Note 3)	10,090	10	53,455	—	(600)	—	(6,477)	46,388
Deferred compensation	—	—	289	(289)	—	—	—	—
Amortization of deferred compensation	—	—	—	80	—	—	—	80
Issuance of common stock for notes	922	1	5,399	—	(5,400)	—	—	—
Interest on notes from stockholders/officers	—	—	—	—	(252)	—	—	(252)
Shares issued upon initial public offering, net of offering costs of $5,203	4,000	4	42,793	—	—	—	—	42,797
Options exercised for common stock	96	—	554	—	—	—	—	554
Tax benefit on exercise of stock options	—	—	652	—	—	—	—	652
Net income (as restated, see Note 3)	—	—	—	—	—	—	7,887	7,887
Unrealized loss on cash flow hedge	—	—	—	—	—	(84)	—	(84)

Comprehensive income								7,803

Balance, December 29, 2002 (as restated, see Note 3)	15,108	15	103,142	(209)	(6,252)	(84)	$1,410	$98,022
Amortization of deferred compensation	—	—	—	79	—	—	—	79
Shares issued upon offering, net of offering costs of $1,912	750	1	17,962	—	—	—	—	17,963
Interest on notes from stockholders/officers	—	—	—	—	(299)	—	—	(299)
Repayment of stockholders/officers notes and related interest	—	—	—	—	119	—	—	119
Options exercised for common stock	103	—	597	—	—	—	—	597
Tax benefit on exercise of stock options	—	—	385	—	—	—	—	385
Common stock issued through employee stock purchase plan	9	—	98	—	—	—	—	98
Net income (as restated, see Note 3)	—	—	—	—	—	—	15,446	15,446
Unrealized loss on cash flow hedge	—	—	—	—	—	(24)	—	(24)

Comprehensive income								15,422

Balance, December 28, 2003 (as restated, see Note 3)	15,970	16	122,184	(130)	(6,432)	(108)	$16,856	$132,386
Amortization of deferred compensation	—	—	—	80	—	—	—	80
Interest on notes from stockholders/officers	—	—	—	—	(303)	—	—	(303)
Repayment of stockholders/officers notes and related interest	—	—	—	—	2,580	—	—	2,580
Options exercised for common stock	161	—	1,434	—	—	—	—	1,434
Tax benefit on exercise of stock options	—	—	1,771	—	—	—	—	1,771
Common stock issued through employee stock purchase plan	15	—	296	—	—	—	—	296
Net income	—	—	—	—	—	—	23,381	23,381
Unrealized gain on cash flow hedge	—	—	—	—	—	108	—	108

Comprehensive income								23,489

Balance, December 26, 2004	16,146	$16	$125,685	$(50)	$(4,155)	$—	$40,237	$161,733

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
		(As Restated, see Note 3)
Cash Flows From Operating Activities:
Net income	$23,381	$15,446	$7,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,070	16,395	13,198
Provision for deferred income taxes	3,532	3,245	1,142
Income tax benefit on exercise of stock options	1,771	385	652
Amortization of debt issuance costs	546	493	360
Write-off of unamortized debt issuance costs	—	186	2,448
Amortization of deferred stock-based compensation	80	80	80
Provision for doubtful accounts, net of charge-offs	7	10	119
(Gain) loss on sale of property and equipment	(256)	(43)	17
Accrued interest on stockholders/officers notes, net	(44)	(259)	(252)
Impairment of property held for sale	—	—	150
Non cash restaurant closure and impairment costs	—	—	1,393
Non-cash gain on lease buy-out	—	—	(452)
Changes in operating assets and liabilities:
Accounts receivable	(1,206)	486	905
Inventories	(1,065)	(1,068)	(425)
Prepaid expenses and other current assets	(424)	(859)	(882)
Income tax refund receivable	(607)	(1,017)	(130)
Other assets	(458)	(1,650)	(237)
Trade accounts payable and accrued liabilities	7,856	7,149	2,746
Deferred rent payable	1,338	1,065	1,549

Net cash provided by operating activities	55,521	40,044	30,268

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	1,101	860	921
Purchases of property and equipment	(70,652)	(54,754)	(40,803)
Acquisition, net of cash acquired	—	—	(6,296)

Net cash used in investing activities	(69,551)	(53,894)	(46,178)

Cash Flows From Financing Activities:
Borrowings of long-term debt	22,948	38,000	18,769
Payments of long-term debt and capital leases	(12,861)	(42,057)	(58,876)
Debt issuance costs	—	(756)	(1,529)
Proceeds from sale of common stock, net of offering costs	—	17,963	42,797
Proceeds from exercise of stock options and employee stock purchase plan	1,731	695	554
Repayment of stockholders/officers note	2,321	79	—

Net cash provided by financing activities	14,139	13,924	1,715

Net increase (decrease) in cash and cash equivalents	$109	$74	$(14,195)
Cash and cash equivalents, beginning of period	4,871	4,797	18,992

Cash and cash equivalents, end of period	$4,980	$4,871	$4,797

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

The first Red Robin® restaurant was opened in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. Red Robin Gourmet Burgers, Inc. (Red Robin or the Company) was formed as a Delaware corporation in 2001. Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain, which as of December 26, 2004 operates 137 company-owned restaurants located in 17 states from facilities that are owned or leased. The Company also sells franchises and receives royalties from the operation of franchised restaurants. As of December 26, 2004, there were 118 restaurants operating under franchise or license agreements in 24 states and two Canadian provinces. Red Robin and its subsidiaries also own and lease to third parties certain land, buildings and equipment.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions.

Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. The Company’s fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 each included 52 weeks. For the purposes of the accompanying consolidated financial statements, the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 are referred to as 2004, 2003 and 2002, respectively. The fiscal year ending December 25, 2005 is referred to as 2005.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the more significant estimates included in the preparation of the Company’s financial statements pertain to valuation of long-lived assets, fixed asset lives, impairment of goodwill and other intangible assets, income taxes, self-insurance and workers’ compensation reserves. Actual results could differ from those estimates.

Revenue Recognition—The Company typically grants franchise rights to private operators for a term of 20 years, with the right to extend the term for an additional ten years if various conditions are satisfied. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant’s adjusted sales. Franchise fee revenue from individual sales are recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $1.1 million and $1.3 million as of December 26, 2004 and December 28, 2003, respectively. Area franchise fees are dependent upon the number of restaurants in the territory as are the Company’s obligations under the area franchise agreement. Consequently, as the Company’s obligations are met, area franchise fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the franchisee’s reported adjusted sales.

Cash Equivalents—The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable—Accounts receivables consist primarily of trade receivables due from franchisees for royalties. The allowance for doubtful accounts as of December 26, 2004 and December 28, 2003 was $15,800 and $13,300, respectively.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories—Inventories consist of food, beverages and supplies valued at the lower of cost (first-in, first-out method) or market. As of December 26, 2004 and December 28, 2003, food and beverage inventories were $2.3 million and $1.9 million, respectively, and supplies inventories were $3.1 million and $2.5 million, respectively.

Prepaid Expenses and Other Current Assets—Prepaid expenses consist primarily of rental payments and insurance. Prepaid expenses are recognized during the period in which goods or services are received.

Restricted Current Assets-Marketing Funds—Restricted current assets, which are comprised primarily of cash, are restricted solely for use by the Company’s marketing fund programs and have been segregated from the Company’s assets. Certain franchisees and Company restaurants contribute between 0.3% and 0.5% of adjusted sales to one or more marketing funds to be used for future advertising in accordance with the terms of each program. A liability related to the restricted current assets is recorded when the funds are received.

Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. The Company uses other depreciation methods, generally accelerated, for tax purposes where appropriate. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $435,000 in 2004, $339,200 in 2003 and $167,500 in 2002.

Goodwill and Intangible Assets—Beginning with the adoption of Statement of Financial Accounting Standards (SFAS) 142 in 2002, the price paid over the net fair value of the tangible net assets and identifiable intangible assets of acquired businesses, or goodwill, is no longer amortized. Franchise rights are amortized over their estimated useful life of 20 years, using the straight-line method. Liquor licenses are amortized over their respective useful lives, generally ranging from one to five years. The recoverability of goodwill and other intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. Goodwill and other intangible assets are tested for impairment on an annual basis. There have been no impairment losses related to goodwill and other intangible assets during the years presented in the accompanying financial statements. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Valuation of Long-Lived Assets—The Company tests its long-lived assets, including property and equipment, for impairment at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. This assessment is performed on a restaurant-by-restaurant basis and the Company will recognize an impairment loss when it concludes that the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Other Assets—Other assets consist primarily of trust assets related to the employee deferred compensation plan, unamortized debt issuance costs and deposits.

Debt Issuance Costs—Direct costs incurred for the issuance of debt are capitalized and amortized to interest expense using the interest method over the term of the debt. Debt issuance costs as of December 26, 2004

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and December 28, 2003 was $2.1 million. Unamortized debt issuance cost as of December 26, 2004 and December 28, 2003 was $852,400 and $1.4 million, respectively.

Operating Leases—The Company leases land, restaurant facilities and office space under operating leases. Most lease agreements contain rent holidays, tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date it becomes legally obligated for future rental payments to begin amortization, which is generally when the Company waives contract contingencies and takes possession of the site to begin to make improvements in preparation for intended use.

For scheduled rent escalation clauses during the lease term the Company records minimum rental expenses on a straight-line basis over the lease term.

For rent holidays and tenant improvement allowances, the Company records a deferred rent liability in deferred rent payable and amortizes the deferred rent over the terms of the leases as reductions to rent expense. The Company recognizes rent costs incurred during a period of construction as a period costs in its statement of income. No rent costs are capitalized as a cost of the constructed asset.

Certain leases provide for contingent rents, which are determined as a percentage of adjusted sales in excess of specified levels. The Company records a contingent rent liability in accrued liabilities on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Deferred Rent Payable—Deferred rent payable represents rental expense, recorded on a straight-line basis, in excess of actual rental payments.

Advertising—Advertising costs are expensed as incurred. Advertising costs were $10.9 million, $10.1 million, and $10.9 million in 2004, 2003 and 2002, respectively, and are included in restaurant operating expenses and general and administrative expenses in the consolidated statements of income.

Self-Insurance Programs—The Company utilizes a paid loss self-insurance plan for health, general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Accrued liabilities and accrued payroll and payroll-related liabilities include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims.

Pre-opening Costs—Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant.

Income Taxes—Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences and operating loss and tax credit carryforwards. Measurement of the Company’s current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Current financial accounting standards do not require the Company to consider the effects of future changes in tax laws or rates when making its estimates. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2004, 2003 and 2002, a total of 7,000, 9,000 and 60,600 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2004	2003	2002
Net income	$23,381	$15,446	$7,887

Basic weighted average shares outstanding	16,022	15,182	12,278
Dilutive effect of stock options	384	283	382

Diluted weighted average shares outstanding	16,406	15,465	12,660

Earnings per share:
Basic	$1.46	$1.02	$0.64

Diluted	$1.43	$1.00	$0.62

Unvested shares issued upon early exercise, as described in Note 14, are not considered outstanding for purposes of computing basic earnings per share because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of calculating diluted earnings per share. Unvested shares issued upon early exercise totaled 22,989 as of December 26, 2004 and 34,483 as of December 28, 2003.

Derivatives—The Company follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met.

Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity for 2004, 2003 and 2002 consisted of the unrealized gain or loss, net of tax, on our cash flow hedge.

Employee Stock Compensation Plans—The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for its stock based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. Accordingly, compensation expense of $79,600 was recognized during each of 2004, 2003 and 2002, for options granted with intrinsic value on the date of grant. No compensation expense is recognized in the Company’s financial statements for employee stock options granted at a price equal to or greater than the market price of the Company’s common stock on the date of grant. If under SFAS 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	2004	2003	2002
Net income, as reported	$23,381	$15,446	$7,887
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	53	53	53
Deduct: Stock-based employee compensation costs, net of tax benefit	2,328	1,072	560

Pro forma net income	$21,106	$14,427	$7,380

Basic earnings per share:
As reported	$1.46	$1.02	$0.64

Pro forma	$1.32	$0.95	$0.60

Diluted earnings per share:
As reported	$1.43	$1.00	$0.62

Pro forma	$1.29	$0.93	$0.58

The weighted average fair values of options at their grant date during 2004, 2003 and 2002, where the exercise price equaled the market price on the grant date were $12.08, $8.19 and $6.10, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	2004	2003	2002
Risk-free interest rate	3.4%	3.1%	4.3%
Expected years until exercise	5.5	5.5	5.5
Expected stock volatility	41.0%	47.8%	56.1%
Dividend yield	0.0%	0.0%	0.0%

Fair Value of Financial Instruments—The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of the Company’s revolving credit agreement approximates its carrying amount, as the applicable interest rates approximate market rates. The fair values of the Company’s debt has been estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. The carrying amounts and related estimated fair values for the Company’s debt is as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$31,500	$31,500	$20,000	$20,000
Collateralized notes and capital leases	16,243	17,995	17,628	19,793

Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company’s financial instruments with major financial institutions. The

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s trade accounts receivable are comprised principally of amounts due from its franchisees. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 26, 2004.

Reclassifications—Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

2.    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its third quarter of 2005. Adoption of the expensing requirements will reduce the Company’s future reported earnings in a manner similar to that described in Note 1 under employee stock compensation plans. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51. This interpretation, which replaces FIN 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. The Company has no variable interest in variable interest entities and, therefore, no entities are consolidated with our financial statements as a result of adopting FIN 46R.

3.    Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America (GAAP). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) were not in accordance with GAAP. As a result, the accompanying consolidated financial statements for the fiscal years ended December 28, 2003 and December 29, 2002, have been restated from the amounts previously reported.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began. In most instances, the period when rent payments began coincided with the date the Company’s restaurants opened. This generally had the effect of excluding the build-out period for restaurants from the calculation of the period over which rent was expensed, though the point where the Company became legally obligated for future rent payments had been reached. The Company generally depreciated its buildings, leasehold improvements and other long-lived assets on those properties over a period that included both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter) up to a maximum period of twenty years. However, in certain instances the Company amortized leasehold improvements over only the initial non-cancelable lease term. Further, the Company’s historical consolidated balance sheets had reflected the unamortized portion of tenant improvement allowances as a reduction of the related leasehold improvements and the subsequent amortization of those tenant improvement allowances as a reduction of depreciation and amortization expense in its consolidated statements of income over the period that began when the allowances were received and ended at the end of the related lease term.

The Company has restated its financial statements for the years ended December 28, 2003 and December 29, 2002 to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date that the Company becomes legally obligated for future rent payments, which coincides with the date on which the landlord delivers the property to the Company for development and the Company waives contract contingencies. The Company’s restated financial statements include rental expenses in pre-opening costs for the period from inception through the date each restaurant opens. This had the effect of increasing pre-opening costs and decreasing restaurant occupancy costs.

The Company also has restated its financial statements to recognize tenant improvement allowances as deferred rent which is amortized over the lease term as a reduction of rent expense. This had the effect of increasing property and equipment, net and deferred rent payable in the consolidated balance sheets and increasing depreciation and amortization expense and decreasing restaurant occupancy costs in the consolidated statements of income. In addition, the Company has restated depreciation and amortization expenses in the financial statements to correct instances where the period of amortization of leasehold improvements did not match the lease term (or the useful life of the assets if shorter) up to a maximum period of twenty years. This generally led to an increase in property and equipment, net and a decrease in depreciation and amortization expense in the financial statements.

The Company’s restated financial statements also reflect certain immaterial adjustments to reflect corrections to the consolidated balance sheet classification of deferred tax assets and liabilities, accrued liabilities and other non-current liabilities and corrections to the consolidated income statements to reflect previously unrecorded activity related to a provision of our fountain beverage agreement.

The cumulative effect of this restatement resulted in an increase in the accumulated deficit of $590,000 as of December 30, 2001, and decreases in net income of $288,000 and $377,000 for the fiscal years ended December 28, 2003 and December 29, 2002, respectively.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of December 28, 2003 as well as the effects of these changes on the Company’s consolidated statements of income for the fiscal years ended December 28, 2003 and December 29, 2002 (in thousands, except per share data):

	Consolidated Balance Sheet
December 28, 2003	As Previously Reported	Adjustments	As Restated
Property and equipment, net	$151,061	$3,349	$154,410
Current deferred tax asset	1,075	(318)	757
Non-current deferred tax asset	4,710	1,138	5,848
Accrued payroll and payroll-related liabilities	12,931	(770)	12,161
Accrued liabilities	6,622	(709)	5,913
Deferred rent payable	5,296	5,359	10,655
Other non-current liabilities	—	1,544	1,544
Retained earnings	18,111	(1,255)	16,856
Total stockholders’ equity	133,641	(1,255)	132,386
Total liabilities and stockholders’ equity	210,213	4,169	214,382

	Consolidated Statements of Income
Fiscal Year ended December 28, 2003	As Previously Reported	Adjustments	As Restated
Cost of sales	$75,172	$(105)	$75,067
Occupancy costs	21,637	(389)	21,248
Depreciation and amortization	16,126	269	16,395
General and administrative	22,022	(32)	21,990
Pre-opening costs	3,165	726	3,891
Income from operations	26,680	(469)	26,211
Income before income taxes	23,803	(469)	23,334
Provision for income taxes	8,069	(181)	7,888
Net income	$15,734	$(288)	$15,446

Earnings per share—Basic	$1.04	$(0.02)	$1.02

Earnings per share—Diluted	$1.02	$(0.02)	$1.00

Fiscal Year ended December 29, 2002
Cost of sales	$61,084	$(75)	$61,009
Occupancy costs	18,095	(265)	17,830
Restaurant closures and impairment	1,133	260	1,393
Depreciation and amortization	12,883	315	13,198
General and administrative	20,260	(21)	20,239
Pre-opening costs	1,879	386	2,265
Income from operations	22,157	(600)	21,557
Income before income taxes	12,344	(600)	11,744
Provision for income taxes	4,081	(224)	3,857
Net income	$8,264	$(377)	$7,887

Earnings per share—Basic	$0.67	$(0.03)	$0.64

Earnings per share—Diluted	$0.65	$(0.03)	$0.62

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Current assets	$251
Property and equipment	1,736
Goodwill	2,471
Intangible assets subject to amortization	2,903
Current liabilities	(1,065)

Cash paid for acquisition, net of cash acquired	$6,296

Intangible assets subject to amortization included franchise rights of $2.8 million and liquor licenses of $102,600.

On January 28, 2002, the Company acquired the assets of two restaurants for $2.8 million in cash from a franchisee. On February 11, 2002, the Company assumed operation of a restaurant which had been subleased by the Company to this franchisee. On February 19, 2002, the Company consummated the purchase of the assets of a restaurant from this same franchisee for $1.0 million in cash. The results of operations for each of these restaurants have been included in the accompanying consolidated statements of income from their respective date of acquisition. Pro forma statement of income information for 2002 is not material.

5.    Property and Equipment

Property and equipment consist of the following at December 26, 2004 and December 28, 2003 (in thousands):

	Estimated Lives	2004	2003
Land	Indefinite	$22,113	$18,615
Buildings	5 to 20 years	36,273	24,846
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years	139,727	106,532
Furniture, fixtures and equipment	3 to 7 years	83,575	68,750
Restaurant property leased to others	3 to 20 years	6,132	6,132
Construction in progress		14,184	8,602

		302,004	233,477
Accumulated depreciation and amortization		(96,700)	(79,067)

Property and equipment, net		$205,304	$154,410

Depreciation and amortization expense on property and equipment, including assets under capital lease, was $20.3 million in 2004, $15.7 million in 2003 and $12.6 million in 2002.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, we sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $256,900. During 2002, real estate with a carrying value of $1.0 million was sold resulting in a loss of $162,700, including a $150,000 impairment of property held for sale that was recorded to adjust the property’s carrying value prior to its sale.

During 2002, management determined that the carrying value of the assets for a restaurant which had experienced losses from operations and negative cash flows would not be recoverable. As a result, an impairment charge of $1.4 million was recognized to write the carrying of those assets down to zero. There were no impairment charges recognized in 2004 or 2003.

6.    Goodwill and Other Intangible Assets

As of December 26, 2004 and December 28, 2003, goodwill was $25.7 million. The following table presents intangible assets subject to amortization as of December 26, 2004 and December 28, 2003 (in thousands):

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Franchise rights	$8,600	$(1,688)	$8,600	$(1,258)
Liquor licenses	1,868	(1,196)	1,656	(880)

	$10,468	$(2,884)	$10,256	$(2,138)

The following table presents aggregate amortization expense for 2004, and estimated aggregate amortization expense related to intangible assets subject to amortization for each of the five succeeding fiscal years (in thousands):

Aggregate amortization expense
For the year ended December 26, 2004	$746
Estimated amortization expense
For the year ending December 25, 2005	694
For the year ending December 31, 2006	614
For the year ending December 30, 2007	551
For the year ending December 28, 2008	517
For the year ending December 27, 2009	446

7.    Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities

Accrued payroll and payroll related liabilities consist of the following at December 26, 2004 and December 28, 2003 (in thousands):

	2004	2003
Payroll	$3,672	$3,115
Corporate and restaurants bonuses	3,609	3,005
Workers’ compensation	2,394	1,916
Other	4,962	4,125

	$14,637	$12,161

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consist of the following at December 26, 2004 and December 28, 2003 (in thousands):

	2004	2003
State and city sales taxes	$2,124	$2,145
Utilities	981	734
Real estate and personal property taxes	872	483
Percentage rents	570	399
Other	2,694	2,152

	$7,241	$5,913

8.    Borrowings

Borrowings at December 26, 2004 and December 28, 2003 are summarized below (in thousands):

	2004	2003
Revolving credit agreement	$31,500	$20,000
Capital leases	7,106	7,388
Collateralized notes payable	9,137	10,240

	47,743	37,628
Current portion	(3,148)	(1,422)

Long-term debt	$44,595	$36,206

Maturities of long-term debt and capital lease obligations as of December 26, 2004 are as follows (in thousands):

2005	$3,148
2006	34,361
2007	1,591
2008	1,325
2009	1,338
Thereafter	5,980

$47,743

On July 24, 2002, the Company entered into a three-year, $40.0 million revolving credit agreement with Wachovia Bank, N.A. and other financial institutions named therein. On May 20, 2003, the Company amended its revolving credit agreement to increase its maximum borrowing capacity to $85.0 million and to extend the term of the agreement through May 19, 2006. The amendment of the Company’s revolving credit agreement resulted in $755,700 of debt issuance costs that are amortized ratably over the remaining life of the agreement. As of December 26, 2004, $50.8 million remained available for future borrowings under the revolving credit agreement.

The Company was required under the revolving credit agreement to exercise the purchase options on three capital leases during 2003. These purchase options related to restaurant leases in Highlands Ranch, Colorado; Issaquah, Washington; and Grapevine, Texas. The exercise of the Highlands Ranch purchase option was completed in January 2003 for $4.0 million, the exercise of the Issaquah purchase option was completed in August 2003 for $3.7 million and the exercise of the Grapevine purchase option was completed in September 2003 for $3.5 million. In addition, during 2003, the Company elected to repay $3.1 million of various real estate and equipment loans. These real estate and equipment loans were payable monthly over remaining terms ranging

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from three to eight years and were subject to fixed interest rates ranging from 7.9% to 9.7%. The exercise of the purchase options and prepayment of these real estate and equipment loans resulted in a $257,500 charge for loss on extinguishment of debt, including $186,400 of non-cash expense related to the write-off of capitalized debt issuance costs that were being amortized over the respective lives of the relevant agreements. The revolving credit agreement does not require the early extinguishment of any additional borrowings.

Borrowings under the amended revolving credit agreement bear interest at one of the following rates as selected by the Company: an Alternate Base Rate (ABR), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on the Company’s then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and also on the last day of such interest period. In addition, the Company may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans under the amended credit agreement bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of December 26, 2004, borrowings outstanding under the Company’s revolving credit agreement agreement bore interest at approximately 4.3%.

The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of the Company’s subsidiaries and a first priority lien on substantially all of the Company’s tangible and intangible assets. The amended revolving credit agreement requires that the Company comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) requirements. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments and create liens. Additionally, the revolving credit agreement prohibits the Company from declaring or paying any dividends or making any other distributions on any shares of the Company’s stock, subject to specified exceptions. As of December 26, 2004, the Company is in compliance with all covenants related to the amended credit agreement.

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

At December 29, 2002, an irrevocable letter of credit totaling $841,000 was issued under the revolving credit agreement. On September 30, 2003, the letter of credit was increased to $2,041,000 and on October 25, 2004, the letter of credit was further increased to $2,691,000. This letter is being maintained to back the Company’s self-insured workers’ compensation program and reduces the amount of future borrowings available under the Company’s revolving credit agreement.

In July 2002, the Company used proceeds from its initial public offering, together with borrowings under the revolving credit agreement, to repay $48.0 million under its existing term loan, including a prepayment

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

penalty of $1.8 million and $289,000 of accrued interest. The term loan was originated on September 6, 2000, bore interest at 9.9% and was payable in equal monthly installments of $593,800 with the final payment due September 1, 2012. The Company also repaid its $5.0 million revolving credit facility with U.S. Bank. The facility was originated on April 25, 2002 and bore interest at LIBOR plus 3.0% payable monthly, in arrears. In addition, the Company repaid $1.6 million outstanding under a real estate loan, including a 1% prepayment penalty and $439,600 outstanding under three equipment loans. Termination of the term loan and the revolving credit facility resulted in additional non-cash charges of $2.4 million during 2002 resulting from the write-off of capitalized debt issuance costs that were being amortized over the respective lives of the relevant credit agreements. These agreements were terminated upon repayment and the Company has no remaining obligations under these agreements. The Company early adopted SFAS 145 in 2002 and consequently did not record the loss on extinguishment of debt as an extraordinary item.

The collateralized notes payable are secured by certain property and equipment of the Company. Under some of these agreements, the Company is required to maintain certain financial ratios. As of December 26, 2004, the Company is in compliance with all covenants for collateralized notes payable. The collateralized notes payable require monthly principle and interest payments through 2016, with a weighted average interest rate of 6.0% at December 26, 2004.

9.    Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2004	2003	2002
Income taxes paid	$7,424	$5,281	$1,816
Interest paid, net of amounts capitalized	2,207	2,599	5,740
Capital lease obligations incurred for real estate and equipment purchases	28	1,705	—
Tenant improvement allowance paid directly by landlord to general contractor	1,383	—	—
Notes receivable from stockholders related to early exercise of stock options	—	—	5,400

10.    Derivative Instruments

The Company’s objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, the Company may use interest rate swaps and caps to manage its net exposure to interest rate changes related to its portfolio of borrowings.

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

In December 2002, the Company entered into a variable-to-fixed interest rate swap agreement with an effective date of January 29, 2003, which expires on January 30, 2006. The agreement has been designated as a cash flow hedge under which the Company will pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company is based on a 1-month LIBOR rate, initially determined two banking days prior to the effective date. Thereafter, the interest rate resets according to the then current 1-month LIBOR rate two days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by SFAS 133, and there were no gains or losses recognized in earnings during the reporting periods presented.

11.    Income Taxes

The provision for income taxes consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$6,425	$3,340	$2,163
State	2,130	1,300	553
Deferred:
Federal	3,686	3,335	892
State	(222)	(87)	249

	$12,019	$7,888	$3,857

The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2004	2003	2002
Tax provision at federal statutory rate	35.0%	35.0%	34.0%
State income taxes	4.5	3.5	5.0
General business and other tax credits	(5.6)	(5.4)	(8.9)
Other	0.1	0.7	2.7

Effective tax rate	34.0%	33.8%	32.8%

The Company’s total deferred tax assets and liabilities at December 26, 2004 and December 28, 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets	$12,910	$11,667
Deferred tax liabilities	(9,837)	(5,062)

Deferred tax assets, net General business and other tax credits	$3,073	$6,605

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s federal and state deferred taxes at December 26, 2004 and December 28, 2003 are as follows (in thousands):

	2004	2003
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$1,775	$612
General business and other tax credits	487	487
Net operating losses—state	44	27
Other, net	351	370
Supplies inventory Total current deferred tax assets	(1,052)	(739)

Current deferred tax asset, net	1,605	757

Non-current deferred tax assets and liabilities, net:
Deferred rent	5,435	4,256
General business and other tax credits	1,915	3,354
Alternative minimum tax credits	1,425	1,446
Accrued compensation and related costs	1,165	525
Other, net	271	520
Net operating losses—state	42	70
Property and equipment	(6,941)	(2,436)
Franchise rights	(1,844)	(1,887)

Non-current deferred tax asset, net	1,468	5,848

	$3,073	$6,605

Realization of net deferred tax assets are dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets is considered realizable, however, it could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

As of December 26, 2004, the Company has State net operating losses totaling $1.2 million available to reduce future taxes which expire through 2012. Additionally, the Company has federal alternative minimum tax credits of $1.4 million available with no expiration date. The Company also has general business and other tax credits totaling $2.4 million available to offset future taxes which expire through 2023.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Commitments and Contingencies

Leasing Activities—The Company leases land, buildings and equipment used in its operations under operating leases. The Company’s operating leases have remaining non-cancelable terms ranging from less than one year to more than 20 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance and property tax costs. Rental expense related to land, building and equipment leases, including related parties, is as follows (in thousands):

	2004	2003	2002
Minimum rent	$16,287	$14,065	$12,150
Percentage rent	1,445	993	1,010
Equipment rent under operating leases	453	449	312

	$18,185	$15,507	$13,472

The Company leases certain of its owned land, buildings and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at December 26, 2004 and December 28, 2003 was $6.1 million and related accumulated depreciation was $2.5 million and $2.3 million, respectively.

Future minimum lease commitments and minimum rental income under all leases as of December 26, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2005	$1,066	$15,545	$245
2006	2,342	15,383	245
2007	939	15,248	245
2008	954	15,422	182
2009	960	15,538	25
Thereafter	5,739	145,460	—

Total	12,000	$222,596	$942

Less amount representing interest at 3.8% to 13.4%	(4,894)

Present value of future minimum lease payments	7,106
Less current portion	(354)

Long-term capital lease obligations	$6,752

As of December 26, 2004 and December 28, 2003, property and equipment included $10.2 million and $9.4 million of assets under capital lease, respectively, and $2.5 million and $1.7 million of related accumulated depreciation, respectively.

Contingencies—In the normal course of business, the Company has various claims in process, matters in litigation and other contingencies. While it is not possible to predict the outcome of these suits, other legal

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operation or cash flows.

Lease Termination Fee—During 2002, the Company realized a $945,000 non-recurring gain due to a landlord lease buy-out of an existing company-owned restaurant. As a result, the Company relocated the restaurant to a new location. The lease termination fee received of $1.4 million has been presented net of related charges of $235,600 for the disposal of property and equipment from the original restaurant that was non-transferable and other non-recurring charges associated with the relocation of $204,400.

13.    Franchise Operations

Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2004	2003	2002
Franchise royalties and fees
Royalty income	$11,216	$9,003	$8,399
Franchise fees	553	317	166

Total franchise royalties and fees	11,769	9,320	8,565

Franchise development costs
Payroll and employee benefit costs	1,792	1,231	1,614
General and administrative	2,271	1,617	1,642

Total franchise development costs	4,063	2,848	3,256

Operating income from franchise operations	$7,706	$6,472	$5,309

14.    Related Parties

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Stock Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under the Company’s 1990 and 1996 Stock Plans. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of December 26, 2004, the number of unvested early exercise options totaled 22,989. The 775,862 early exercise options and 146,522 fully vested shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006 to January 29, 2012, or earlier if employment terminates. These officer notes are recorded as a reduction of stockholders’ equity and interest income of $260,400, $257,900 and $170,600 was recognized in 2004, 2003 and 2002, respectively. During 2004, certain officers repaid $2.3 million of principal related to these notes and $259,400 of accrued interest thereon and during 2003 an officer repaid $78,700 of principal and $40,100 of accrued interest thereon. As a result, the outstanding principal and interest on these officer notes as of December 26, 2004 and December 28, 2003, was $3.4 million and $5.7 million, respectively.

The Company’s chief executive officer had two $300,000 notes payable to the Company which were issued in June 2000 and May 2001 in connection with his employment agreement. These notes bore interest at 6.62% and 5.07%, respectively, and the principal and related interest receivable was recorded as a reduction of

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders’ equity. During 2004, 2003 and 2002 the Company recognized interest income of $42,900, $40,900 and $81,600, respectively, on these notes. During February 2005, the Company’s chief executive officer repaid these notes in full, including $171,100 of interest accrued thereon.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin® restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin in the amounts of $924,700, $912,700 and $921,900 during 2004, 2003 and 2002, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (RRRC), which operated Red Robin® restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $909,000, $853,400 and $785,600 during 2004, 2003 and 2002, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

A relative of the Company’s chief executive officer operates one of the Company’s indoor plant maintenance suppliers. The Company paid this supplier $348,700, $273,200 and $199,700 in 2004, 2003 and 2002, respectively.

The Company has engaged a legal firm for representation on various matters, including Securities and Exchange Commission filings, acquisitions, financings and other general corporate matters. The Company paid this firm $273,400, $392,900 and $1.0 million in 2004, 2003 and 2002, respectively. A member of the Company’s board of directors is a partner of this firm.

The Company uses a privately held transportation and relocation service provider. Red Robin paid this company $162,000, $79,800 and $281,500 in 2004, 2003 and 2002, respectively. The chief executive officer of this company is a member of the Company’s board of directors.

During 2002, the Company paid $112,900 for consulting and financial advisory services to a firm that held a substantial equity interest in the Company at that time. In addition, two members of the Company’s board of directors were affiliated with this advisory firm at that time. The agreement under which those fees were paid was terminated in conjunction with the Company’s July 2002 initial public offering.

The Company has operating leases on two restaurants from an entity in which a franchisee has an ownership interest. Rent and other related payments under these leases in 2004, 2003 and 2002 was $638,200, $548,000 and $588,600, respectively.

Pursuant to a registration rights agreement, the Company was required to bear substantially all expenses, other than underwriting discounts and commissions, of the selling stockholders in connection with the Company’s secondary offering that were completed in November 2003. In connection with this offering, the Company also agreed to reimburse the selling stockholders for a portion of the underwriting discounts and commissions otherwise payable by them. At that time, two members of the Company’s board of directors were affiliated with two of the selling stockholders. The Company paid the expenses of the registration and sale of 1,268,801 shares of the Company’s common stock held by these selling stockholders and reimbursed them for underwriting discounts and commissions in the amount of $84,100.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Stockholders’ Equity

In August 2004, Red Robin completed a secondary offering of 1,937,543 shares of common stock, all of which were held by selling stockholders, at a price of $32.36 per share. The Company did not receive any proceeds from this offering. Fees related to this offering, which were borne by the Company, totaled $200,400 and were recorded in general and administrative expenses.

In November 2003, Red Robin completed a secondary offering of 3,458,673 shares of common stock, of which it sold 750,000 shares, at a price of $26.50 per share. The remaining 2,708,673 shares were offered by selling stockholders. The Company received proceeds of $18.0 million from the offering, net of $1.0 million of underwriting fees and commissions and $868,200 of other offering costs. In December 2003, the Company’s underwriters exercised their over-allotment option with respect to 518,801 additional shares offered by selling stockholders. The Company received no proceeds from the over-allotment exercise.

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

16.    Stock Incentive Plans

The Company has four stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan).

As of December 26, 2004, there are no remaining options authorized for grant under the 1996, 2000 or 2002 Stock Plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. In 2002, management determined that 49,776 options granted under the 2000 Stock Plan were issued at an exercise price less than the estimated market value on the date of grant and as a result the Company has recognized a stock option expense in its financial statements for these options in accordance with APB 25. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 26, 2004, options to acquire a total of 932,431 of the Company’s common stock remain outstanding under these plans of which 350,660 were fully vested. Options granted under these plans expire no more than ten years from the date of grant.

In June 2004, stockholders approved the 2004 Stock Plan, which authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock or units of the Company’s common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2004 Stock Plan include officers or employees of the Company or any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2004 Stock Plan is equal to 2,697,613 shares. Vesting of the awards under the 2004 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2004 Stock Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change in control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Any shares subject to awards under the 1996 Stock Plan, the 2000 Stock Plan, the 2002 Stock Plan and the 2004 Stock Plan that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2004 Stock Plan. The 2004 Stock Plan terminates on April 12, 2014, if not sooner terminated by the Company’s board of directors. As of December 26, 2004, options to acquire a total of 203,268 shares of the Company’s common stock have been granted under the 2004 Stock Plan at a price equal to the fair market value on the respective dates of grant. There have been no other awards granted under the 2004 Stock Plan.

The table below summarized the status of the Company’s stock based compensation plans (in thousands, except per share data):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	834	$13.39	478	$7.23	1,413	$5.86
Awards granted	557	28.65	520	17.57	131	11.27
Awards forfeited	(93)	21.10	(62)	5.83	(48)	7.40
Awards exercised	(162)	8.87	(102)	13.43	(1,018)	5.85

Outstanding, end of year	1,136	$20.88	834	$13.39	478	$7.23

The following table summarizes information about stock options outstanding at December 26, 2004 (in thousands, except per share data and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.80 – $7.25	175	4.26	$6.09	169	$6.06
$12.55 – $14.98	42	7.52	13.72	26	13.54
$17.52	325	8.13	15.30	138	15.27
$21.99 – $27.20	460	9.19	26.88	1	21.99
$29.73 – $33.54	89	9.11	30.66	17	29.73
$44.80 – $44.97	45	9.84	44.82	—	—

	1,136	8.09	$20.88	351	$11.40

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During September 2002, the Company’s board of directors approved accelerated vesting of 694,827 stock options that were originally granted in May 2000. Under the original terms of the agreement these options became exercisable at the earlier of (i) April 15, 2007, provided that the grantee was still an employee of the Company or its subsidiaries on such date or (ii) when specific vesting provisions were met. As of December 26, 2004, these options would not have vested under the terms of the original agreement. A modification to accelerate the vesting of a fixed award effectively results in the renewal of that award if, after modification, an employee is able to exercise (vest in) an award that, under the original terms, would have expired unexercisable. Under those circumstances, the intrinsic value of the award is measured at the date of the modification and any intrinsic value in excess of the amount measured at the original measurement date is recognized as compensation cost if, absent the acceleration, the award would have been forfeited unexercisable (unvested) pursuant to the original term. On the date of modification in September 2002, these awards had a total intrinsic value of $4.7 million and the awards had no intrinsic value at the original measurement date. A total of 637,931 of these stock options are held by key employees. If one or more of these employees were to leave the Company before vesting occurs under the terms of the original agreement the Company would have to recognize stock compensation cost in its consolidated financial statements. Compensation expense related to options that were subject to accelerated vesting was immaterial in 2004, 2003 and 2002.

17.    Employee Benefit Programs

Employee Deferred Compensation Plan—In January 2003, the Company adopted a deferred compensation plan that permits certain employees not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible employees may elect to defer up to 75% of their base salary and up to 100% of bonuses and commissions each plan year. At December 26, 2004 and December 28, 2003, a liability for participant contributions and investment income thereon of $1.1 million and $533,900, respectively, is included in other non-current liabilities. To fund this plan the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on the related employees. The cash surrender value of these policies at December 26, 2004 and December 28, 2003, of $966,900 and $484,700 is included in other assets, net.

Employee Stock Purchase Plan—In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 33,526 shares under this plan, including 9,175 shares that were issued in 2005 for the offering period that ended on December 31, 2004. A total of 266,474 shares remain available for future issuance.

Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan which covers substantially all of its eligible employees. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows employees to defer specified percentages of their compensation, as defined, in a tax-exempt trust. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. There were no employer contributions during 2004, 2003 and 2002.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Results of Operations (unaudited)

The summarized quarterly financial information for 2004 and 2003 has been restated for the Company’s corrections to its lease accounting (see Note 3). Additionally, the 2004 quarterly financial information has been restated to reflect corrections to the Company’s depreciation accounting that were discovered in the fourth quarter of 2004. Summarized quarterly financial information in 2004 is as follows (in thousands, except earnings per share):

As restated (See Note 3)	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2004 (52 weeks)
Total revenues	$116,729	$93,768	$99,650	$98,917	$409,064
Income from operations	8,174	9,010	11,209	9,223	37,616
Net income	4,910	5,679	7,091	5,701	23,381
Basic earnings per share	$0.31	$0.35	$0.44	$0.35	$1.46
Diluted earnings per share	$0.30	$0.35	$0.43	$0.34	$1.43

As previously reported
Total revenues	$116,729	$93,768	$99,650
Income from operations	8,603	9,430	11,868
Net income	5,169	5,933	7,490
Basic earnings per share	$0.32	$0.37	$0.47
Diluted earnings per share	$0.32	$0.36	$0.46

Summarized quarterly financial information in 2003 is as follows (in thousands, except earnings per share):

As restated (See Note 3)	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2003 (52 weeks)
Total revenues	$92,892	$75,592	$79,320	$80,803	$328,607
Income from operations	5,925	6,580	6,730	6,976	26,211
Net income	3,417	3,955	3,918	4,156	15,446
Basic earnings per share	$0.23	$0.26	$0.26	$0.27	$1.02
Diluted earnings per share	$0.22	$0.26	$0.25	$0.26	$1.00

As previously reported
Total revenues	$92,892	$75,592	$79,320	$80,803	$328,607
Income from operations	6,110	6,711	6,822	7,037	26,680
Net income	3,531	4,035	3,975	4,193	15,734
Basic earnings per share	$0.24	$0.27	$0.26	$0.27	$1.04
Diluted earnings per share	$0.23	$0.26	$0.26	$0.27	$1.02

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Management’s Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s chief executive and chief financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company has conducted an evaluation of the effectiveness of its internal controls over financial reporting as of December 26, 2004. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and as a strong indicator that a material weakness in internal control over financial reporting exists. Based on its evaluation as of December 26, 2004, management concluded that, because its consolidated financial statements required restatement as a result of the lease accounting misstatements described below, a material weakness existed in the Company’s internal control over financial reporting as of the date of this report and, to this extent, its internal control over financial reporting was not effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this report.

Restatement of Previously Issued Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under GAAP. In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases

(tenant improvement allowances) were not in accordance with GAAP. As a result, the Company has restated its audited consolidated financial statements for the fiscal years ended December 28, 2003 and December 29, 2002.

See Note 3 to the consolidated financial statements of this Annual Report on Form 10-K for a summary of the effects of restatements of the Company’s consolidated financial statements.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission (SEC) filings are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures. In performing this evaluation, management reviewed the Company’s lease accounting practices. As a result of this review, we concluded that our previously established lease accounting practices were not appropriate under GAAP. Accordingly, as described above, management has restated its audited consolidated financial statements for the fiscal years ended December 28, 2003 and December 29, 2002, to reflect the correction of these errors. These errors were attributed to deficiencies in the Company’s controls relative to the selection, monitoring, and review of assumptions and factors affecting lease accounting practices as of December 26, 2004, resulting from an error in the Company’s interpretation of GAAP. Based on the aforementioned evaluation, management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of December 26, 2004.

Changes in Internal Controls over Financial Reporting

No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year end the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Red Robin Gourmet Burgers, Inc.

Greenwood Village, Colorado

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Red Robin Gourmet Burgers, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 26, 2004, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 26, 2004, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 26, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2004 of the Company and our report dated April 6, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a restatement of the 2003 and 2002 financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

April 6, 2005

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Our board of directors has adopted a code of ethics that applies to our chief executive officer and other senior executives, including our chief financial officer and controller, as required by the Securities and Exchange Commission. The full text of our code of ethics can be found on the investor relations page of our website at www.redrobin.com. We intend to satisfy the Securities and Exchange Commission disclosure requirements regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our chief executive officer and other senior executives, including our chief financial officer and controller, or persons performing similar functions by posting such information on the investor relations page of our website at www.redrobin.com.

Information regarding directors appearing under the caption “Directors and Nominees” in our 2005 Proxy Statement is hereby incorporated by reference. Information regarding audit committee financial experts appearing under the caption “Committees of the Board of Directors” in our 2005 Proxy Statement is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement is hereby incorporated by reference.

Information regarding our executive officers is included in Item 1 of this annual report on Form 10-K.

There have been no material changes to the procedures described in our 2004 Definitive Proxy Statement by which security holders may recommend nominees for election to our Board of Directors.

ITEM 11.    Executive Compensation

Information regarding executive compensation appearing under the captions “Director Compensation” and “Executive Compensation” in our 2005 Proxy Statement, excluding the compensation committee report, is hereby incorporated by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership of Certain Persons” in our 2005 Proxy Statement is hereby incorporated by reference.

ITEM 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under the caption “Certain Relationships and Related Transactions” and/or “Compensation Committee Interlocks and Insider Participation” in our 2005 Proxy Statement is hereby incorporated by reference.

ITEM 14.    Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Registered Independent Public Accounting Firm” in our 2005 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a	)	Exhibits and Financial Statement Schedules

		(1)	Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this annual report on Form 10-K. See “Index to Financial Statements and Supplemental Data” for more detail.

		(2)	All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this annual report on Form 10-K.

		(3)	Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 18, 2000, by and among Red Robin International, Inc., Red Robin Holding Co., Inc., The Snyder Group Company and the stockholders of The Snyder Group Company. Incorporated by reference to Exhibit 2.1 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.2	Closing Agreement and Amendment to Merger Agreement, entered into as May 11, 2000, by and among Red Robin International Inc., Red Robin Holding Co., Inc., The Snyder Group Company and the stockholders of The Snyder Group Company. Incorporated by reference to Exhibit 2.2 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

2.3	Memorandum Agreement, dated May 10, 2001, by and among The Snyder Group Company, Red Robin International, Inc., Red Robin West, Inc., Rodney Bench, as trustee of that certain Trust Indenture Agreement, dated May 11, 2000, by and among Red Robin International, Inc., Rodney Bench and Bunch Grass Leasing, LLC. Incorporated by reference to Exhibit 10.16 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.4	Agreement and Plan of Merger, dated January 23, 2001, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc. and Red Robin Merger Sub, Inc. Incorporated by reference to Exhibit 2.4 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

2.5	Stock Purchase Agreement, dated as of September 19, 2001, by and among Western Franchise Development, Inc., Dennis E. Garcelon and E. Marlena Garcelon, trustees of the Garcelon Trust dated January 6, 1992, Samuel Winston Garcelon and Red Robin International, Inc. Incorporated by reference to Exhibit 2.5 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 filed as an exhibit to our Form 10-Q for the quarterly period ended October 5, 2003, dated November 11, 2003.

3.3	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

Exhibit Number	Description
4.1	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.1	Red Robin Gourmet Burgers, Inc. 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.2	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

10.3	Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

10.4	Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

10.5	Employment Agreement, dated May 11, 2000, by and between Red Robin International, Inc. and Michael J. Snyder. Incorporated by reference to Exhibit 10.10 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.6	Summary of Compensatory Arrangements with Michael J. Snyder.

10.7	Employment Agreement, dated January 7, 1997, by and between Mike Woods and Red Robin International, Inc. Incorporated by reference to Exhibit 10.11 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.8	Summary of Compensatory Arrangements with Certain Named Executive Officers.

10.9	Non-Interference, Non-Disclosure and Non-Competition Agreement, dated May 11, 2000, by and among RR Investors, LLC, RR Investors II, LLC, Red Robin International, Inc. and Michael J. Snyder. Incorporated by reference to Exhibit 10.12 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.9	Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and executive officers. Incorporated by reference to Exhibit 10.20 filed as an exhibit to Amendment No. 3 of our Registration Statement on Form S-1 dated July 12, 2002 (Registration No. 333-87044).

10.10	Master Loan Agreement, dated November 3, 2000, by and between Red Robin and General Electric Capital Business Asset Funding Corporation. Incorporated by reference to Exhibit 10.21 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.11	Fountain Beverage Agreement, dated April 1, 2000, by and between Pepsi-Cola Company, a division of PepsiCo, a North Carolina corporation, and Red Robin International, Inc. Incorporated by reference to Exhibit 10.27 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

10.12	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan Option Exercise Agreement—Early Exercise, dated April 25, 2002, by and between Michael J. Snyder and Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 10.34 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

Exhibit Number	Description
10.13	$85,000,000 Amended and Restated Credit Agreement, dated as of May 20, 2003, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Documentation Agent. Incorporated by reference as an exhibit to our Current Report on Form 8-K, dated May 20, 2003.

10.14	First Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2003, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Documentation Agent.

10.15	Second Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2004, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Documentation Agent.

10.16	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 filed as an exhibit to our annual report on Form 10-K, dated March 12, 2004.

10.17	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan.

10.18	Master Distribution Agreement, dated April 20, 2004, by and between Sysco Corporation and Red Robin International, Inc. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our periodic report on Form 10-Q, dated August 13, 2004.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)

April 6, 2005	By:	/s/ MICHAEL J. SNYDER
(Date)		Michael J. Snyder (Michael J. Snyder, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. SNYDER Michael J. Snyder	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	April 6, 2005

/s/ JAMES P. MCCLOSKEY James P. McCloskey	Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2005

/s/ BENJAMIN D. GRAEBEL Benjamin D. Graebel	Director	April 6, 2005

/s/ EDWARD T. HARVEY Edward T. Harvey	Director	April 6, 2005

/s/ DENNIS B. MULLEN Dennis B. Mullen	Director	April 6, 2005

/s/ GARY J. SINGER Gary J. Singer	Director	April 6, 2005

/s/ JAMES T. ROTHE James T. Rothe	Director	April 6, 2005