Form 10-Q/A
period 2004-04-18
RED ROBIN GOURMET BURGERS INC
filed 2005-05-19
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

________________________________________________________________________________________________

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the period ended April 18, 2004 is to restate our condensed consolidated financial statements as of April 18, 2004 and for the sixteen weeks ended April 18, 2004 and April 20, 2003, and related disclosures, as described in Note 2 to the condensed consolidated financial statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2005.

No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4 - Controls and Procedures

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	April 18, 2004	December 28, 2003
	(As Restated, See Note 2)
Assets:
Current Assets:
Cash and cash equivalents	$4,670	$4,871
Accounts receivable, net	1,373	1,146
Inventories	4,592	4,357
Prepaid expenses and other current assets	2,259	3,977
Income tax refund receivable	—	1,172
Deferred tax asset	757	757

Restricted current assets – marketing funds	1,340	959

Total current assets	14,991	17,239

Property and equipment, at cost, net	170,178	154,410
Deferred tax asset	6,013	5,848
Goodwill, net	25,720	25,720
Other intangible assets, net	7,956	8,118
Other assets, net	2,823	3,047

Total assets	$227,681	$214,382

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$10,756	$9,139
Accrued payroll and payroll related liabilities	12,817	12,161
Unredeemed gift certificates	2,590	3,997
Accrued liabilities	8,286	5,913
Accrued liabilities – marketing funds	1,340	959
Current portion of long-term debt and capital lease obligations	1,473	1,422

Total current liabilities	37,262	33,591

Deferred rent payable	12,424	10,655
Long-term debt and capital lease obligations	38,681	36,206
Other non-current liabilities	1,247	1,544
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,020,942 and 15,969,723 shares issued and outstanding as of April 18, 2004 and December 28, 2003, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	122,961	122,184
Deferred stock compensation	(110)	(130)
Receivables from stockholders/officers	(6,463)	(6,432)
Accumulated other comprehensive loss, net of tax benefit	(103)	(108)
Retained earnings	21,766	16,856

Total stockholders’ equity	138,067	132,386

Total liabilities and stockholders’ equity	$227,681	$214,382

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
	(As Restated, See Note 2)	(As Restated, See Note 2)
Revenues:
Restaurant	$113,283	$90,217
Franchise royalties and fees	3,310	2,586
Rent revenue	136	89

Total revenues	116,729	92,892

Costs and expenses:
Restaurant operating costs:
Cost of sales	26,793	21,019
Labor	40,111	31,849
Operating	16,532	13,967
Occupancy	7,281	6,207
Depreciation and amortization	5,898	4,633
General and administrative	8,167	6,898
Franchise development	2,325	1,397
Pre-opening costs	1,448	997

Total costs and expenses	108,555	86,967

Income from operations	8,174	5,925
Other (income) expense:
Interest expense	832	939
Interest income	(99)	(96)
Other	38	(19)

Total other expenses	771	824

Income before income taxes	7,403	5,101
Provision for income taxes	2,493	1,684

Net income	$4,910	$3,417

Earnings per share:
Basic	$0.31	$0.23

Diluted	$0.30	$0.22

Weighted average shares outstanding:
Basic	15,968	15,024

Diluted	16,299	15,226

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
	(As Restated, See Note 2)	(As Restated, See Note 2)
Cash Flows From Operating Activities:
Net income	$4,910	$3,417
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,898	4,633
Other, net	249	56
Changes in operating assets and liabilities	5,748	3,846

Net cash flows provided by operating activities	16,805	11,952

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	2	9
Purchases of property and equipment	(20,063)	(13,538)

Net cash flows used in investing activities	(20,061)	(13,529)

Cash Flows From Financing Activities:
Borrowings of long-term debt	5,983	8,454
Payments of long-term debt and capital leases	(3,457)	(6,671)
Proceeds from repayment of promissory notes	51	—
Proceeds from sales of common stock	478	246

Net cash flows provided by financing activities	3,055	2,029

Net (decrease) increase in cash and cash equivalents	(201)	452
Cash and cash equivalents, beginning of period	4,871	4,797

Cash and cash equivalents, end of period	$4,670	$5,249

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$484	$421
Interest paid, net of amounts capitalized	744	884
Capital lease obligations incurred for real estate and equipment purchases	—	105
Tenant improvement allowance paid directly by landlord to general contractor	1,383	—

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2003	15,970	$16	$122,184	$(130)	$(6,432)	$(108)	$16,856	$132,386
Amortization of deferred compensation	—	—	—	20	—	—	—	20
Interest on notes from stockholders/officers	—	—	—	—	(95)	—	—	(95)
Repayment of stockholders/ officers notes and related interest	—	—	—	—	64	—	—	64
Options exercised for common stock	43	—	344	—	—	—	—	344
Tax benefit on exercise of stock options	—	—	298	—	—	—	—	298
Common stock issued through employee stock purchase plan	8	—	135	—	—	—	—	135
Net income (As Restated, See Note 2)	—	—	—	—	—	—	4,910	4,910
Unrealized gain on cash flow hedge	—	—	—	—	—	5	—	5

Comprehensive income (As Restated, See Note 2)								4,915

Balance, April 18, 2004 (As Restated, See Note 2)	16,021	$16	$122,961	$(110)	$(6,463)	$(103)	$21,766	$138,067

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description Of Business And Basis Of Presentation

Red Robin Gourmet Burgers, Inc. and its subsidiaries (“Red Robin” or “the Company”), is a casual dining restaurant chain, which as of April 18, 2004 operated 122 company-owned restaurants located in 15 states from facilities that are owned or leased. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of April 18, 2004, there were 110 additional restaurants operating under franchise or license agreements in 22 states and two Canadian provinces. Red Robin also owns and leases to third parties certain land, buildings and equipment.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of the financial statements pertain to franchise receivables, allowances for doubtful accounts, fixed asset lives, valuation of long-lived assets, impairment of goodwill and other intangible assets, income taxes and self-insurance and workers’ compensation reserves. Actual results could differ from those estimates.

2.	Restatement of Previously Issued Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under GAAP. In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) were not in accordance with GAAP. As a result, the accompanying condensed consolidated financial statements as of April 18, 2004 and for the sixteen weeks ended April 18, 2004 and April 20, 2003 (“financial statements”) have been restated from the amounts previously reported.

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization of those tenant improvement allowances as a reduction of depreciation and amortization expense in its consolidated statements of income over the period that began when the allowances were received and ended at the end of the related lease term.

The Company has restated its financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the date that the Company becomes legally obligated for future rent payments, which coincides with the date on which the landlord delivers the property to the Company for development and the Company waives contract contingencies. The Company’s restated financial statements include rental expenses in pre-opening costs for the period from inception through the date each restaurant opens. This had the effect of increasing pre-opening costs and decreasing restaurant occupancy costs.

The Company also has restated its financial statements to recognize tenant improvement allowances as deferred rent which is amortized over the lease term as a reduction of rent expense. This had the effect of increasing property and equipment, net and deferred rent payable in the condensed consolidated balance sheet and increasing depreciation and amortization expense and decreasing restaurant occupancy costs in the condensed consolidated statements of income. In addition, the Company has restated depreciation and amortization expenses in the financial statements to correct instances where the period of amortization of leasehold improvements did not match the lease term (or the useful life of the assets if shorter) up to a maximum period of twenty years. This led to an increase in property and equipment, net and a decrease in depreciation and amortization expense in the financial statements.

In addition, the Company’s restated financial statements also reflect certain immaterial adjustments to reflect corrections to the condensed consolidated balance sheet classification of deferred tax assets and liabilities, accrued liabilities and other non-current liabilities and corrections to the condensed consolidated statements of income to reflect previously unrecorded activity related to a provision of the Company’s fountain beverage agreement.

Finally, the Company’s restated financial statements for the sixteen weeks ended April 18, 2004, include immaterial adjustments to increase depreciation and amortization expense and decrease property and equipment, net to correct errors for previously unrecorded depreciation that were identified by management during the fourth quarter of 2004.

The cumulative effect of this restatement resulted in a decrease in retained earnings of $1.5 million as of April 18, 2004, and decreases in net income of $259,000 and $114,000 for the sixteen weeks ended April 18, 2004 and April 20, 2003, respectively.

Following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet as of April 18, 2004 as well as the effects of these changes on the Company’s condensed consolidated statements of income for the sixteen weeks ended April 18, 2004 and April 20, 2003 (in thousands, except per share data):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
April 18, 2004
Current deferred tax asset	$1,075	$(318)	$757
Property and equipment, net	165,700	4,478	170,178
Non-current deferred tax asset	4,706	1,307	6,013
Total assets	222,214	5,467	227,681
Accrued payroll and payroll related liabilities	14,064	(1,247)	12,817
Accrued liabilities	8,250	36	8,286
Deferred rent payable	5,479	6,945	12,424
Other non-current liabilities	—	1,247	1,247
Retained earnings	23,280	(1,514)	21,766
Total stockholders’ equity	139,581	(1,514)	138,067
Total liabilities and stockholders’ equity	$222,214	$5,467	$227,681

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Condensed Consolidated Statements of Income
	As Previously Reported	Adjustments	As Restated
Sixteen Weeks Ended April 18, 2004
Cost of sales	$26,831	$(38)	$26,793
Occupancy	7,346	(65)	7,281
Depreciation and amortization	5,693	205	5,898
General and administrative	8,063	104	8,167
Pre-opening costs	1,225	223	1,448
Income from operations	8,603	(429)	8,174
Income before income taxes	7,832	(429)	7,403
Provision for income taxes	2,663	(170)	2,493
Net income	$5,169	$(259)	$4,910

Earnings per share – Basic	$0.32	$(0.01)	$0.31

Earnings per share – Diluted	$0.32	$(0.02)	$0.30

Sixteen Weeks Ended April 20, 2003
Cost of sales	$21,051	$(32)	$21,019
Occupancy	6,268	(61)	6,207
Depreciation and amortization	4,560	73	4,633
General and administrative	6,905	(7)	6,898
Pre-opening costs	785	212	997
Income from operations	6,110	(185)	5,925
Income before income taxes	5,286	(185)	5,101
Provision for income taxes	1,755	(71)	1,684
Net income	$3,531	$(114)	$3,417

Earnings per share – Basic	$0.24	$(0.01)	$0.23

Earnings per share – Diluted	$0.23	$(0.01)	$0.22

3.	Stock Based Compensation

Employee Stock Purchase Plan—The Company maintains an Employee Stock Purchase Plan (“2002 ESPP”) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period, or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2002 ESPP. The 2002 ESPP operates in successive six-month periods, or offering periods, commencing on each January 1 and July 1, which began on January 1, 2003. A total of 300,000 shares of common stock are currently reserved for issuance under the plan. During first quarter 2004, a total of 8,124 shares of common stock were issued in connection with the July 1 through December 31, 2003 offering period. As of April 18, 2004, a total of 282,614 remained available for future issuance under the plan.

Employee Stock Incentive Plans—During first quarter 2004, a total of 342,513 employee stock options were granted under the Company’s 2002 Stock Incentive Plan (“2002 Stock Plan”) at a weighted-average exercise price of $26.81 per share, which was equal to the closing market price on the date of grant. The weighted average fair value of options at their grant date during the first quarter ended April 18, 2004, was $11.37. The fair value of stock options granted was estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Risk-free interest rate	3.1%	3.1%
Expected years until exercise	5.5	5.5
Expected stock volatility	41.4%	48.9%
Dividend yield	0.0%	0.0%

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123. The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. As a result, pre-tax compensation expense of $19,900 was recognized during the first quarter of each period presented for certain options granted during 2002 with intrinsic value on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied (in thousands, except per share data):

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Net income, as reported	$4,910	$3,417
Add: Stock-based employee compensation costs included in reported net income, net of related tax benefit	12	13
Deduct: Stock-based employee compensation costs based on fair value method, net of related tax benefit	(571)	(262)

Pro forma net income	$4,351	$3,168

Basic earnings per share:
As reported	$0.31	$0.23

Pro forma	$0.27	$0.21

Diluted earnings per share:
As reported	$0.30	$0.22

Pro forma	$0.27	$0.21

4.	Borrowings

Borrowings consist of the following (in thousands):

	April 18, 2004	December 28, 2003
Revolving credit agreement	$22,983	$20,000
Capital leases	7,301	7,388
Collateralized notes payable	9,870	10,240

	40,154	37,628
Current portion	(1,473)	(1,422)

Long-term debt	$38,681	$36,206

As of April 18, 2004, borrowings outstanding under the revolving credit agreement bore interest at approximately 3.2%.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Franchise Operations

Results of franchise operations consist of the following (in thousands):

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Franchise royalties and fees
Royalty income	$3,068	$2,519
Franchise fees	242	67

Total franchise royalties and fees	3,310	2,586

Franchise development costs
Payroll and employee benefit costs	730	362
General and administrative	375	254
Annual conference	1,220	781

Total franchise development costs	2,325	1,397

Operating income from franchise operations	$985	$1,189

6.	Earnings Per Share

The Company presents both basic and diluted earnings per share amounts. Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During the sixteen weeks ended April 18, 2004 and April 20, 2003, respectively, a total of 74,700 and 336,200 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except share data):

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Net income	$4,910	$3,417

Basic weighted average shares outstanding	15,968	15,024
Dilutive effect of employee stock options	331	202

Diluted weighted average shares outstanding	16,299	15,226
Earnings per share:
Basic	$0.31	$0.23

Diluted	$0.30	$0.22

Unvested shares issued upon early exercise, as described in Note 7, are not considered outstanding for purposes of computing basic earnings per share because the employee is not entitled to the rewards of ownership. However, these unvested shares are included as potentially dilutive for purposes of estimating diluted net income per share. Unvested shares issued upon early exercise totaled 22,989 as of April 18, 2004, and 103,448 as of April 20, 2003.

7.	Related Party Transactions

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Stock Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under our 1990 and 1996 Stock Plans. These shares were issued in exchange for full recourse

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006 to January 29, 2012, or earlier if employment terminates. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. The notes are recorded as a reduction of stockholders’ equity and interest income of $81,200 and $77,100 has been recognized in the first quarters of 2004 and 2003, respectively. As of April 18, 2004 and December 28, 2003, the number of fully vested early exercised options totaled 752,873 and 741,379, respectively, and unvested early exercise options totaled 22,989 and 34,483, respectively.

During the first quarter of 2004, the Company’s chief financial officer repaid $51,300 of principal related to his $600,000 full recourse note and $12,300 of accrued interest thereon. There have been no other repayments related to these officer notes since their inception. As a result, the outstanding principal balance of the remaining full recourse notes as of April 18, 2004 was $5.3 million.

The Company’s chief executive officer has two $300,000 notes payable to the Company, collateralized by shares of the Company’s common stock. The notes were issued in June 2000 and May 2001 in connection with an employment agreement, and bear interest, compounded annually, of 6.62% and 5.07%, respectively. The notes mature in May 2005, at which time all principal and interest becomes due and payable to the Company. These notes, and the related interest thereon, are recorded as a reduction of stockholders’ equity. During the first quarter of 2004 and 2003, the Company recognized interest income of $13,100 and $12,900, respectively, on these notes.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (“Mach Robin”), which operates Red Robin restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin in the amounts of $280,300 and $279,200 in the first quarters of 2004 and 2003, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (“RRRC”), which operated Red Robin restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $278,100 and $227,900 in the first quarters of 2004 and 2003, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

8.	Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. This interpretation, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. The Company has no variable interest in variable interest entities and, therefore, no entities were consolidated with the Company’s financial statements as a result of adopting FIN 46R.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in “Risk Factors” under Item 1 and elsewhere in our annual report on Form 10-K. This section includes the following discussions:

•	Restatement of Previously Issued Financial Statements

•	Overview

•	Comparable Restaurant Sales

•	Results of Operations

•	First Quarter 2004 (Sixteen Weeks) compared to First Quarter 2003 (Sixteen Weeks)

•	Liquidity and Capital Resources

•	Inflation

•	Seasonality

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the condensed consolidated financial statements included in this quarterly report on Form 10-Q/A have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

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

Results of Operations

Our operating results for each fiscal year presented below are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Revenues:
Restaurant	97.1%	97.1%
Franchise royalties and fees	2.8	2.8
Rent revenue	0.1	0.1

Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.7	23.3
Labor	35.4	35.3
Operating	14.6	15.5
Occupancy	6.4	6.9

Total restaurant operating costs	80.1	81.0
Depreciation and amortization	5.1	5.0
General and administrative	7.0	7.4
Franchise development	2.0	1.5
Pre-opening costs Franchise development	1.2	1.1

Income from operations	7.0	6.4

Other (Income) Expense:
Interest expense	0.7	1.0
Interest income	(0.1)	(0.1)
Other	0.1	—

Total other expenses	0.7	0.9
Income before income taxes	6.3	5.5
Provision for income taxes	2.1	1.8

Net income	4.2%	3.7%

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

Cost of sales. Cost of sales increased by $5.8 million, or 27.5%, to $26.8 million, from $21.0 million, due primarily to more restaurants being operated during first quarter 2004. Cost of sales as a percentage of restaurant revenues increased 0.4%, to 23.7%, from 23.3%. Overall, the increase as a percentage of restaurant revenues was attributable to increases in certain food costs that we experienced in the second half of 2003.

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

Occupancy. Occupancy expenses increased by $1.1 million, or 17.3%, to $7.3 million, from $6.2 million, due primarily to more restaurants being operated in first quarter 2004. Occupancy expense as a percentage of restaurant revenues improved 0.5%, to 6.4%, from 6.9%. Our occupancy expenses as a percentage of restaurant revenues improved as a result of our comparable restaurant sales increase. In addition, the percentage of free-standing restaurants that we own or have ground leases on has increased compared to a year ago, and free-standing units generally have lower occupancy costs than in-line units.

Depreciation and amortization. Depreciation and amortization increased $1.3 million, or 27.3%, to $5.9 million, from $4.6 million. The increase was primarily due to the addition of 25 new restaurants opened in 2003 and 2004. Depreciation and amortization expense as a percentage of total revenues increased 0.1%, to 5.1%, from 5.0%.

General and administrative. General and administrative expenses increased by $1.3 million, or 18.4%, to $8.2 million, from $6.9 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. These increases were in part offset by lower marketing expenses. General and administrative expenses as a percentage of total revenues improved 0.4%, to 7.0%, from 7.4%. The improvement in general and administrative expenses as a percentage of total revenues was primarily attributable to leverage from our 8.4% increase in comparable restaurant sales as well as higher franchise royalties and fees.

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

Pre-opening costs. Pre-opening costs increased $451,700, or 45.3%, to $1.4 million, from $996,900, due primarily to the fact that there were seven company-owned restaurants opened during first quarter 2004, compared to five in the prior year period. Overall, pre-opening costs for the restaurants we opened in first quarter 2004 averaged $221,400 per restaurant compared to an average of $209,600 per restaurant in first quarter 2003.

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

Income before income taxes. As a result of the above, income before income taxes increased $2.3 million, or 45.1%, to $7.4 million, from $5.1 million.

Provision for income taxes. The provision for income taxes increased $810,000, or 48.1%, to $2.5 million, from $1.7 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for first quarter 2004 was 33.7%, compared to 33.0% for first quarter 2003.

Net income. As a result of the above, net income increased by $1.5 million, or 43.7%, to $4.9 million, from $3.4 million.

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

	Sixteen Weeks Ended
	April 18, 2004	April 20, 2003
Cash provided by operating activities	$16,805	$11,952
Cash used by investing activities	(20,061)	(13,529)
Cash provided by financing activities	3,055	2,029

(Decrease) increase in cash and cash equivalents	$(201)	$452

Operating Activities

Cash provided by operations in first quarter 2004 increased $4.9 million, or 40.6%, to $16.8 million, compared to $11.9 million in first quarter 2003, reflecting increased cash flow from restaurant and franchise operations, lower cash payments for interest and taxes, and increased cash flow from changes in operating assets and liabilities. These improvements were offset in part by increased non-cash adjustments to net income.

Investing Activities

Cash used in investing activities during first quarter 2004 increased $6.5 million, or 48.3%, to $20.1 million, compared to $13.5 million in first quarter 2003. Our investing activities consist primarily of purchases of property and equipment related to the construction of new restaurants and remodels and capital improvements of our existing company-owned restaurants. Our cash inflows from investing activities generally relate to proceeds from the sale of real estate, property and equipment.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges in first quarter 2004 or first quarter 2003.

We completed our most recent goodwill and other intangible assets impairment tests in December 2003 and determined that there were no impairment losses related to goodwill and other intangible assets. We completed our most recent property and equipment impairment tests in April 2004 and determined that there were no impairment losses related to property and equipment.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. This interpretation, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. The Company has no variable interest in variable interest entities and, therefore, no entities were consolidated with our financial statements as a result of adopting FIN 46R.

Forward-Looking Statements

Certain information contained in this Form 10-Q/A includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q/A are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

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

Other risks, uncertainties and factors, including those discussed under “Risk Factors” and elsewhere in our annual report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Restatement of Previously Issued Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, management initiated a review of the Company’s lease accounting and determined that its previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) were not in accordance with GAAP. As a result, the Company has restated its condensed consolidated financial statements as of April 18, 2004 and for the sixteen weeks ended April 18, 2004 and April 20, 2003.

See Note 2 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q/A for a summary of the effects of restatements of the Company’s condensed consolidated financial statements.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, management reviewed the Company’s lease accounting practices. As a result of this review, we concluded that our previously established lease accounting practices were not appropriate under GAAP. Accordingly, as described above, management has restated its condensed consolidated financial statements as of April 18, 2004 and for the sixteen weeks ended April 18, 2004 and April 20, 2003, to reflect the correction of these errors. These errors were attributed to deficiencies in the Company’s controls relative to the selection, monitoring, and review of assumptions and factors affecting lease accounting practices as of April 18, 2004, resulting from errors in the Company’s interpretation of GAAP. Based on the aforementioned evaluation, management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of April 18, 2004.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

To remediate the material weakness in the Company’s internal control over financial reporting, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices.

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

Red Robin Gourmet Burgers, Inc.

May 19, 2005	/s/ James P. McCloskey
(Date)	James P. McCloskey Chief Financial Officer