Form 10-Q/A
period 2004-07-11
RED ROBIN GOURMET BURGERS INC
filed 2005-05-19
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the period ended July 11, 2004 is to restate our condensed consolidated financial statements as of July 11, 2004 and for the twelve and twenty-eight weeks ended July 11, 2004 and July 13, 2003, and related disclosures, as described in Note 2 to the condensed consolidated financial statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“ SEC”) on March 1, 2005.

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

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	July 11, 2004	December 28, 2003
	(As Restated, See Note 2)
Assets:
Current Assets:
Cash and cash equivalents	$4,040	$4,871
Accounts receivable, net	1,359	1,146
Inventories	4,820	4,357
Prepaid expenses and other current assets	2,117	3,977
Income tax refund receivable	—	1,172
Deferred tax asset	757	757
Restricted current assets – marketing funds	1,380	959

Total current assets	14,473	17,239

Property and equipment, at cost, net	184,344	154,410
Deferred tax asset	6,143	5,848
Goodwill, net	25,720	25,720
Other intangible assets, net	7,847	8,118
Other assets, net	2,778	3,047

Total assets	$241,305	$214,382

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$13,175	$9,139
Accrued payroll and payroll related liabilities	13,887	12,161
Unredeemed gift certificates	2,609	3,997
Accrued liabilities	9,945	5,913
Accrued liabilities – marketing funds	1,380	959
Current portion of long-term debt and capital lease obligations	1,474	1,422

Total current liabilities	42,470	33,591

Deferred rent payable	12,757	10,655
Long-term debt and capital lease obligations	39,846	36,206
Other non-current liabilities	1,897	1,544
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,051,796 and 15,969,723 shares issued and outstanding as of July 11, 2004 and December 28, 2003, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	123,533	122,184
Deferred stock compensation	(90)	(130)
Receivables from stockholders/officers	(6,526)	(6,432)
Accumulated other comprehensive loss, net of tax benefit	(43)	(108)
Retained earnings	27,445	16,856

Total stockholders’ equity	144,335	132,386

Total liabilities and stockholders’ equity	$241,305	$214,382

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
	(As Restated, See Note 2)	(As Restated, See Note 2)	(As Restated, See Note 2)	(As Restated, See Note 2)
Revenues:
Restaurant	$90,896	$73,329	$204,179	$163,546
Franchise royalties and fees	2,811	2,166	6,121	4,752
Rent revenue	61	97	197	186

Total revenues	93,768	75,592	210,497	168,484

Costs and Expenses:
Restaurant operating costs:
Cost of sales	21,322	17,290	48,115	38,309
Labor	31,597	25,858	71,706	57,707
Operating	13,096	10,853	29,629	24,820
Occupancy	5,648	4,853	12,929	11,060
Depreciation and amortization	4,817	3,625	10,715	8,258
General and administrative	6,522	5,419	14,690	12,317
Franchise development	629	324	2,954	1,721
Pre-opening costs	1,127	790	2,575	1,787

Total costs and expenses	84,758	69,012	193,313	155,979

Income from operations	9,010	6,580	17,184	12,505
Other (income) expense:
Interest expense	579	650	1,411	1,589
Interest income	(74)	(71)	(173)	(167)
Loss on extinguishment of debt	—	106	—	106
Gain on sale of property	(257)	—	(257)	—
Other	50	(15)	88	(34)

Total other expenses	298	670	1,069	1,494

Income before income taxes	8,712	5,910	16,115	11,011
Provision for income taxes	3,033	1,955	5,526	3,639

Net income	$5,679	$3,955	$10,589	$7,372

Earnings per share:
Basic	$0.35	$0.26	$0.66	$0.49

Diluted	$0.35	$0.26	$0.65	$0.48

Weighted average shares outstanding:
Basic	16,007	15,115	15,985	15,062

Diluted	16,302	15,352	16,301	15,273

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003
	(As Restated, See Note 2)	(As Restated, See Note 2)
Cash Flows From Operating Activities:
Net income	$10,589	$7,372
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,715	8,258
Other, net	79	218
Changes in operating assets and liabilities	11,749	6,112

Net cash flows provided by operating activities	33,132	21,960

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	1,102	90
Purchases of property and equipment	(39,722)	(28,392)

Net cash flows used in investing activities	(38,620)	(28,302)

Cash Flows From Financing Activities:
Borrowings of long-term debt	8,849	15,052
Payments of long-term debt and capital leases	(5,157)	(12,028)
Debt issuance costs	—	(756)
Repayment of stockholders/officers notes	53	—
Proceeds from exercise of stock options and employee stock purchase plan	912	510

Net cash flows provided by financing activities	4,657	2,778

Net decrease in cash and cash equivalents	(831)	(3,564)
Cash and cash equivalents, beginning of period	4,871	4,797

Cash and cash equivalents, end of period	$4,040	$1,233

Supplementary Disclosure of Cash Flow Information:
Income taxes paid	$1,546	$2,601
Interest paid, net of amounts capitalized	1,176	1,482
Capital lease obligations incurred for real estate and equipment purchases	—	105
Tenant improvement allowance paid directly by landlord to general contractor	1,383	—

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2003	15,970	$16	$122,184	$(130)	$(6,432)	$(108)	$16,856	$132,386
Amortization of deferred compensation	—	—	—	40	—	—	—	40
Interest on notes from stockholders/officers	—	—	—	—	(164)	—	—	(164)
Repayment of stockholders/officers notes and related interest	—	—	—	—	70	—	—	70
Options exercised for common stock	67	—	616	—	—	—	—	616
Tax benefit on exercise of stock options	—	—	437	—	—	—	—	437
Common stock issued through employee stock purchase plan	15	—	296	—	—	—	—	296
Net income (As Restated, See Note 2)	—	—	—	—	—	—	10,589	10,589
Unrealized gain on cash flow hedge	—	—	—	—	—	65	—	65

Comprehensive income (As Restated, See Note 2)								10,654

Balance, July 11, 2004 (As Restated, See Note 2)	16,052	$16	$123,533	$(90)	$(6,526)	$(43)	$27,445	$144,335

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description Of Business And Basis Of Presentation

Red Robin Gourmet Burgers, Inc., together with its subsidiaries (“Red Robin” or “the Company”), is a casual dining restaurant chain, which as of July 11, 2004 operated 125 company-owned restaurants located in 16 states. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of July 11, 2004, there were 113 additional restaurants operating under franchise or license agreements in 24 states and two Canadian provinces. Red Robin also owns and leases to third parties certain land, buildings and equipment.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) equires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of the financial statements pertain to franchise receivables, allowances for doubtful accounts, fixed asset lives, valuation of long-lived assets, impairment of goodwill and other intangible assets, income taxes and self-insurance and workers’ compensation reserves. Actual results could differ from those estimates.

2.	Restatement of Previously Issued Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under GAAP. In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) were not in accordance with GAAP. As a result, the accompanying condensed consolidated financial statements as of July 11, 2004 and for the twelve and twenty-eight weeks ended July 11, 2004 and July 13, 2003 (“financial statements”), have been restated from the amounts previously reported.

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Finally, the Company’s restated financial statements for the twelve and twenty-eight weeks ended July 11, 2004, include adjustments to increase depreciation and amortization expense and decrease property and equipment, net to correct errors for previously unrecorded depreciation that were identified by management during the fourth quarter of 2004.

The cumulative effect of this restatement resulted in a decrease in retained earnings of $1.8 million as of July 11, 2004, and decreases in net income of $254,000 and $515,000 for the twelve and twenty-eight weeks ended July 11, 2004, respectively, and decreases in net income of $80,000 and $194,000 for the twelve and twenty-eight weeks ended July 13, 2003, respectively.

Following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet as of July 11, 2004 as well as the effects of these changes on the Company’s condensed consolidated statements of income for the twelve and twenty-eight weeks ended July 11, 2004 and July 13, 2003 (in thousands, except per share data):

	Condensed Consolidated Balance Sheets
July 11, 2004	As Previously Reported	Adjustments	As Restated
Current deferred tax asset	$1,075	$(318)	$757
Property and equipment, net	180,167	4,177	184,344
Non-current deferred tax asset	4,669	1,474	6,143
Total assets	235,972	5,333	241,305
Accrued payroll and payroll related-liabilities	15,784	(1,897)	13,887
Accrued liabilities	9,937	8	9,945
Deferred rent payable	5,662	7,095	12,757
Other non-current liabilities	—	1,897	1,897
Retained earnings	29,215	(1,770)	27,445
Total stockholders’ equity	146,105	(1,770)	144,335
Total liabilities and stockholders’ equity	$235,972	$5,333	$241,305

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Condensed Consolidated Statements of Income
	As Previously Reported	Adjustments	As Restated
Twelve Weeks Ended July 11, 2004
Cost of sales	$21,351	(29)	21,322
Occupancy	5,683	(35)	5,648
Depreciation and amortization	4,515	302	4,817
General and administrative	6,596	(74)	6,522
Pre-opening costs	871	256	1,127
Income from operations	9,430	(420)	9,010
Income before income taxes	9,132	(420)	8,712
Provision for income taxes	3,199	(166)	3,033
Net income	$5,933	$(254)	$5,679

Earnings per share – Basic	$0.37	$(0.02)	$0.35

Earnings per share – Diluted	$0.36	$(0.01)	$0.35

Twenty-eight Weeks Ended July 11, 2004
Cost of sales	$48,181	(66)	48,115
Occupancy	13,029	(100)	12,929
Depreciation and amortization	10,208	507	10,715
General and administrative	14,659	31	14,690
Pre-opening costs	2,096	479	2,575
Income from operations	18,035	(851)	17,184
Income before income taxes	16,966	(851)	16,115
Provision for income taxes	5,862	(336)	5,526
Net income	$11,104	$(515)	$10,589

Earnings per share – Basic	$0.69	$(0.03)	$0.66

Earnings per share – Diluted	$0.68	$(0.03)	$0.65

Twelve Weeks Ended July 13, 2003
Cost of sales	$17,314	(24)	17,290
Occupancy	4,966	(113)	4,853
Depreciation and amortization	3,566	59	3,625
General and administrative	5,429	(10)	5,419
Pre-opening costs	571	219	790
Income from operations	6,711	(131)	6,580
Income before income taxes	6,041	(131)	5,910
Provision for income taxes	2,006	(51)	1,955
Net income	$4,035	$(80)	$3,955

Earnings per share – Basic	$0.27	$(0.01)	$0.26

Earnings per share – Diluted	$0.26	$—	$0.26

Twenty-eight Weeks Ended July 13, 2003
Cost of sales	$38,365	(56)	38,309
Occupancy	11,234	(174)	11,060
Depreciation and amortization	8,126	132	8,258
General and administrative	12,334	(17)	12,317
Pre-opening costs	1,356	431	1,787
Income from operations	12,821	(316)	12,505
Income before income taxes	11,327	(316)	11,011
Provision for income taxes	3,761	(122)	3,639
Net income	$7,566	$(194)	$7,372

Earnings per share – Basic	$0.50	$(0.01)	$0.49

Earnings per share – Diluted	$0.50	$(0.02)	$0.48

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Stock Based Compensation

Employee Stock Purchase Plan—The Company maintains an Employee Stock Purchase Plan (“2002 ESPP”) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period, or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2002 ESPP. The 2002 ESPP operates in successive six-month periods, or offering periods, commencing on each January 1 and July 1, which began on January 1, 2003. A total of 300,000 shares of common stock were initially reserved for issuance under the plan. During the twelve and twenty-eight weeks ended July 11, 2004, respectively, a total of 6,965 and 15,089 shares of common stock were issued in connection with the 2002 ESPP. As of July 11, 2004, a total of 275,649 shares remained available for future issuance under the plan.

Employee Stock Incentive Plans—During the twelve and twenty-eight weeks ended July 11, 2004, respectively, a total of 146,406 and 488,919, employee stock options were granted under the Company’s 2002 Stock Incentive Plan (“2002 Stock Plan”) at an exercise price equal to the closing market price on the date of grant. The weighted-average exercise price of these options was $27.20 and $26.93, per share, respectively. The weighted average fair values of options at their grant date during the twelve and twenty eight weeks ended July 11, 2004, were $11.50 and $11.41, respectively. The fair value of stock options granted was estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Net income, as reported	$5,679	$3,955	$10,589	$7,372
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	12	12	24	25
Deduct: Stock-based employee compensation costs based on fair value method, net of tax benefit	(531)	(229)	(1,104)	(431)

Pro forma net income	$5,160	$3,738	$9,509	$6,966

Earnings Per Share:
Basic - as reported	$0.35	$0.26	$0.66	$0.49

Basic - pro forma	$0.32	$0.25	$0.59	$0.46

Diluted - as reported	$0.35	$0.26	$0.65	$0.48

Diluted - pro forma	$0.32	$0.24	$0.58	$0.46

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Borrowings

Borrowings consist of the following (in thousands):

	July 11, 2004	December 28, 2003
Revolving credit agreement	$24,500	$20,000
Capital leases	7,226	7,388
Collateralized notes payable	9,594	10,240

	41,320	37,628
Current portion	(1,474)	(1,422)

Long-term debt	$39,846	$36,206

As of July 11, 2004, borrowings outstanding under the revolving credit agreement bore interest at approximately 3.2%.

5.	Franchise Operations

Results of franchise operations consist of the following (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Franchise royalties and fees
Royalty income	$2,651	$2,118	$5,719	$4,637
Franchise fees	160	48	402	115

Total franchise royalties and fees	2,811	2,166	6,121	4,752

Franchise development costs
Payroll and employee benefit costs	334	216	1,064	578
General and administrative	312	112	687	366
Annual conference	(17)	(4)	1,203	777

Total franchise development costs	629	324	2,954	1,721

Operating income from franchise operations	$2,182	$1,842	$3,167	$3,031

6.	Earnings Per Share

The Company presents both basic and diluted earnings per share amounts. Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During the twelve and twenty-eight weeks ended July 11, 2004, respectively, a total of 73,800 and 74,300, weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the twelve and twenty-eight weeks ended July 13, 2003, respectively, a total of 26,900 and 11,500, weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Net income	$5,679	$3,955	$10,589	$7,372

Basic weighted average shares outstanding	16,007	15,115	15,985	15,062
Dilutive effect of employee stock options	295	237	316	211

Diluted weighted average shares outstanding	16,302	15,352	16,301	15,273
Earnings per share:
Basic	$0.35	$0.26	$0.66	$0.49

Diluted	$0.35	$0.26	$0.65	$0.48

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Stock Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under our 1990 and 1996 Stock Plans. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006 to January 29, 2012, or earlier if employment terminates. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. The notes are recorded as a reduction of stockholders’ equity and interest income of $60,300 and $57,800 has been recognized in the twelve weeks ended July 11, 2004 and July 13, 2003, respectively, and interest income of $141,500 and $134,800 has been recognized in the twenty-eight weeks ended July 11, 2004 and July 13, 2003, respectively. As of July 11, 2004 and December 28, 2003, the number of fully vested early exercised options totaled 752,873 and 741,379, respectively, and unvested early exercise options totaled 22,989 and 34,483, respectively.

During the twelve and twenty-eight weeks ended July 11, 2004, the Company’s chief financial officer repaid $1,200 and $52,600, respectively, of principal related to his $600,000 full recourse note and $5,300 and $17,600, respectively, of accrued interest thereon. There have been no other repayments related to these officer notes since their inception. As a result, the outstanding principal balance of the remaining full recourse notes as of July 11, 2004 was $5.3 million.

The Company’s chief executive officer has two $300,000 notes payable to the Company, collateralized by shares of the Company’s common stock. The notes were issued in June 2000 and May 2001 in connection with an employment agreement, and bear interest, compounded annually, of 6.62% and 5.07%, respectively. The notes mature in May 2005, at which time all principal and interest becomes due and payable to the Company. These notes, and the related interest thereon, are recorded as a reduction of stockholders’ equity. During the twelve weeks ended July 11, 2004 and July 13, 2003, the Company recognized interest income of $9,900 and $9,300, respectively, and during the twenty-eight weeks ended July 11, 2004 and July 13, 2003, the Company recognized interest income of $23,000 and $22,200, respectively, on these notes.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (“Mach Robin”), which operates Red Robin restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin of $215,100 and 217,500 in the twelve weeks ended July 11, 2004 and July 13, 2003, respectively, and $495,400 and $496,700 in the twenty-eight weeks ended July 11, 2004 and July 13, 2003, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (“RRRC”), which operated Red Robin restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $207,500 and $212,600 in the twelve weeks ended July 11, 2004 and July 13, 2003, respectively, and $485,500 and $448,300 in the twenty-eight weeks ended July 11, 2004 and July 13, 2003, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Overview

Red Robin is a casual dining restaurant chain which operates company-owned restaurants throughout the United States. We also sell franchises and receive royalties from the operation of franchised Red Robin® restaurants. As of July 11, 2004, we operated company-owned restaurants in 16 states and our franchisees operated restaurants in 24 states and two Canadian provinces. Red Robin also owns and leases to third parties certain land, buildings and equipment.

Unit Data and Comparable Restaurant Sales

The following table details the number of restaurants opened during second quarter 2004 and the current fiscal year-to-date through July 11, 2004, as well as the total number of restaurants open as of July 11, 2004.

	Second Quarter 2004	Fiscal Year Through July 11, 2004
Company-owned:
Beginning of period	122	115
Opened during period	3	10

End of period	125	125
Franchised:
Beginning of period	110	103
Opened during period	5	12
Closed during period	(2)	(2)

End of period	113	113
Total Number of Red Robin Restaurants	238	238

Since July 11, 2004 and through August 13, 2004, we have opened three additional company-owned restaurants and our franchisees have opened two additional restaurants. These openings bring our total restaurant count as of the date of this filing to 128 company-owned restaurants, 115 franchised restaurants and 243 total. We expect to open an additional nine company-owned restaurants and anticipate that our franchisees will open three to four additional restaurants during the remainder of 2004.

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

Results of Operations

Our operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003	July 11, 2004	July 13, 2003
Revenues:
Restaurant	96.9%	97.0%	97.0%	97.1%
Franchise royalties and fees	3.0	2.9	2.9	2.8
Rent revenue	0.1	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.5	23.6	23.6	23.4
Labor	34.8	35.3	35.1	35.3
Operating	14.4	14.8	14.5	15.2
Occupancy	6.2	6.6	6.3	6.8

Total restaurant operating costs	78.9	80.3	79.5	80.7
Depreciation and amortization	5.1	4.8	5.1	4.9
General and administrative	7.0	7.2	7.0	7.3
Franchise development	0.7	0.4	1.4	1.0
Pre-opening costs	1.2	1.0	1.2	1.1

Income from operations	9.6	8.7	8.2	7.4

Other (Income) Expense:
Interest expense	0.6	0.9	0.7	0.9
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Loss on extinguishment of debt	—	0.1	—	0.1
Gain on sale of property	(0.2)	—	(0.1)	—
Other	0.1	—	—	—

Total other expenses	0.4	0.9	0.5	0.9
Income before income taxes	9.2	7.8	7.7	6.5
Provision for income taxes	3.2	2.6	2.6	2.1

Net income	6.0%	5.2%	5.1%	4.4%

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

Occupancy. Occupancy expenses increased by $794,400, or 16.4%, to $5.6 million, from $4.9 million, due primarily to more restaurants being operated in second quarter 2004. Occupancy expense as a percentage of restaurant revenues improved 0.4%, to 6.2%, from 6.6%. Our occupancy expenses as a percentage of restaurant revenues improved as a result of our comparable restaurant sales increase. In addition, the percentage of free-standing restaurants that we own or have ground leases on has increased compared to a year ago, and free-standing units generally have lower occupancy costs than in-line units.

Depreciation and amortization. Depreciation and amortization increased $1.2 million, or 32.9%, to $4.8 million, from $3.6 million. The increase was primarily due to the addition of 28 new restaurants opened in 2003 and 2004. Depreciation and amortization expense as a percentage of total revenues increased 0.3%, to 5.1% from 4.8%.

General and administrative. General and administrative expenses increased by $1.1 million, or 20.4%, to $6.5 million, from $5.4 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. These increases were partially offset by lower marketing expenses. General and administrative expenses as a percentage of total revenues improved 0.2%, to 7.0%, from 7.2%, due primarily to leverage from our increase in total revenues.

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

Pre-opening costs. Pre-opening costs increased $336,100, or 42.5%, to $1.1 million, from $790,400, due primarily to the fact that there were three company-owned restaurants opened during second quarter 2004, compared to two in the prior year period. Pre-opening costs as a percentage of total revenues increased 0.2%, to 1.2%, from 1.0%. Overall, pre-opening costs for the restaurants we opened in second quarter 2004 averaged $197,300 per restaurant compared to an average of $218,300 per restaurant in second quarter 2003. This improvement was due to the fact that we own one of the sites opened in the second quarter 2004, and as a result, rent costs recognized during the construction period were lower on average in second quarter 2004.

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

Other. Other expense was $50,400 in second quarter 2004, compared to other income of $15,300 in second quarter 2003.

Income before income taxes. As a result of the above, income before income taxes increased $2.8 million, or 47.4%, to $8.7 million, from $5.9 million.

Provision for income taxes. The provision for income taxes increased $1.1 million, or 55.1%, to $3.0 million, from $2.0 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for second quarter 2004 was 34.8%, compared to 33.1% for second quarter 2003.

Net income. As a result of the above, net income increased by $1.7 million, or 43.6%, to $5.7 million, from $4.0 million.

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

Franchise royalties and fees increased $1.4 million, or 28.8%, to $6.1 million from $4.8 million. Franchise royalties increased $1.1 million, or 23.3%, to $5.7 million, from $4.6 million, due primarily to an increase in royalties generated from the 22 franchise restaurants opened in 2003 and 2004. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 5.3% and 3.9%, respectively. Franchise fees increased $286,800 to $401,900, from $115,100, due to the fact that our franchisees opened 12 restaurants in the twenty-eight weeks ended July 11, 2004 compared to four a year ago.

Cost of sales. Cost of sales increased by $9.8 million, or 25.6%, to $48.1 million, from $38.3 million, due primarily to more restaurants being operated during the twenty-eight weeks ended July 11, 2004. Cost of sales as a percentage of restaurant revenues increased 0.2%, to 23.6%, from 23.4%. The increase as a percentage of restaurant revenues was attributable to increases in certain food costs that we experienced in the second half of 2003, offset in part by moderate price increases taken during January and mid-June.

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

Occupancy. Occupancy expenses increased by $1.9 million, or 16.9%, to $12.9 million, from $11.1 million, due primarily to more restaurants being operated in the twenty-eight weeks ended July 11, 2004. Occupancy expense as a percentage of restaurant revenues improved 0.5%, to 6.3%, from 6.8%. Our occupancy expenses as a percentage of restaurant revenues improved as a result of our comparable restaurant sales increase. In addition, the percentage of free-standing restaurants that we own or have ground leases on has increased compared to a year ago, and free-standing units generally have lower occupancy costs than in-line units.

Depreciation and amortization. Depreciation and amortization increased $2.5 million, or 29.7%, to $10.7 million, from $8.3 million. The increase was primarily due to the addition of 28 new restaurants opened in 2003 and 2004. Depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 5.1%, from 4.9%.

General and administrative. General and administrative expenses increased by $2.4 million, or 19.3%, to $14.7 million, from $12.3 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. These increases were partially offset by lower marketing expenses. General and administrative expenses as a percentage of total revenues improved 0.3%, to 7.0%, from 7.3%. The improvement in general and administrative expenses as a percentage of total revenues was primarily attributable to leverage from our increase in total revenues.

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

Pre-opening costs. Pre-opening costs increased $787,800, or 44.1%, to $2.6 million, from $1.8 million, due primarily to the fact that there were ten company-owned restaurants opened during the twenty-eight weeks ended July 11, 2004, compared to seven in the prior year period. Pre-opening costs as a percentage of total revenues increased 0.1%, to 1.2%, from 1.1%. Overall, pre-opening costs for the restaurants we opened in the twenty-eight weeks ended July 11, 2004 averaged $211,300 per restaurant compared to an average of $210,600 per restaurant in twenty-eight weeks ended July 13, 2003.

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

Income before income taxes. As a result of the above, income before income taxes increased $5.1 million, or 46.4%, to $16.1 million, from $11.0 million.

Provision for income taxes. The provision for income taxes increased $1.9 million, or 51.9%, to $5.5 million, from $3.6 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for the twenty-eight weeks ended July 11, 2004 was 34.3%, compared to 33.0% for the twenty-eight weeks ended July 13, 2003.

Net income. As a result of the above, net income increased by $3.2 million, or 43.6%, to $10.6 million, from $7.4 million.

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

The change in cash and cash equivalents were as follows (in thousands):

	Twenty-eight Weeks Ended
	July 11, 2004	July 13, 2003
Cash provided by operating activities	$33,132	$21,960
Cash used by investing activities	(38,620)	(28,302)
Cash provided by financing activities	4,657	2,778

Decrease in cash and cash equivalents	$(831)	$(3,564)

Operating Activities

Cash provided by operations in the twenty-eight weeks ended July 11, 2004 increased $11.2 million, or 50.9%, to $33.1 million, compared to $22.0 million in the twenty-eight weeks ended July 13, 2003, reflecting increased cash flow from restaurant and franchise operations, lower cash payments for taxes and interest, and increased cash flow from changes in operating assets and liabilities. These improvements were offset in part by increased non-cash adjustments to net income.

Investing Activities

Cash used in investing activities during the twenty-eight weeks ended July 11, 2004 increased $10.3 million, or 36.5%, to $38.6 million, compared to $28.3 million in the twenty-eight weeks ended July 13, 2003. Our investing activities consist primarily of purchases of property and equipment related to the construction of new restaurants and remodels and capital improvements of our existing company-owned restaurants. Our cash inflows from investing activities generally relate to proceeds from the sale of property and equipment.

Capital Expenditures. In the twenty-eight weeks ended July 11, 2004, we spent $39.7 million for new restaurant construction, remodels, capital improvements and various corporate initiatives. During the twenty-eight weeks ended July 13, 2003, we spent $28.4 million for new restaurant construction, remodels, capital improvements, corporate initiatives and a lease buy-out on a property previously under capital lease.

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

The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under our revolving credit facility bear interest at one of the following rates we select: an Alternate Base Rate (“ABR”), which is based on the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (“LIBOR”), which is based on the relevant one, two, three or six month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for ABR and LIBOR loans is adjusted quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, we may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of July 11, 2004, borrowings outstanding under our revolving credit agreement bore interest at approximately 3.2%.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the twenty-eight weeks ended July 11, 2004 or July 11, 2003.

We completed our most recent goodwill and other intangible assets impairment tests in December 2003 and determined that there were no impairment losses related to goodwill and other intangible assets. We completed our most recent property and equipment impairment tests in July 2004 and determined that there were no impairment losses related to property and equipment.

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

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we may use interest rate swaps and caps to manage our net exposure to interest rate changes related to our borrowings. As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”).

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

Restatement of Previously Issued Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, management initiated a review of the Company’s lease accounting and determined that its previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) were not in accordance with GAAP. As a result, the Company has restated its condensed consolidated financial statements as of July 11, 2004 and for the twelve and twenty-eight weeks ended July 11, 2004 and July 13, 2003.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, management reviewed the Company’s lease accounting practices. As a result of this review, we concluded that our previously established lease accounting practices were not appropriate under GAAP. Accordingly, as described above, management has restated its condensed consolidated financial statements as of July 11, 2004 and for the twelve and twenty-eight weeks ended July 11, 2004 and July 13, 2003, to reflect the correction of these errors. These errors were attributed to deficiencies in the Company’s controls relative to the selection, monitoring, and review of assumptions and factors affecting lease accounting practices as of July 11, 2004, resulting from errors in the Company’s interpretation of GAAP. Based on the aforementioned evaluation, management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of July 11, 2004.

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

PART II - OTHER INFORMATION

Item 5.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on June 2, 2004.

	Number of Shares
Description of Matter	Voted For	Votes Withheld	Voted Against	Abstain
1. Election of Class II Directors
Edward T. Harvey	14,626,12	634,259
Gary J. Singer	11,557,322	3,703,119
2. Approval of 2004 Performance Incentive Plan	10,368,244		3,755,542	2,943
3. Ratification of Appointment of Independent Auditors	14,988,920		268,485	3,036

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

May 19, 2005	/s/ James P. McCloskey
(Date)	James P. McCloskey
Chief Financial Officer