Form 10-Q/A
period 2004-10-03
RED ROBIN GOURMET BURGERS INC
filed 2005-05-19
CIK 1171759

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

As of November 1, 2004, there were 16,078,854 outstanding shares of the registrant’s common stock.

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the period ended October 3, 2004 is to restate our condensed consolidated financial statements as of October 3, 2004 and for the twelve and forty weeks ended October 3, 2004 and October 5, 2003, and related disclosures, as described in Note 2 to the condensed consolidated financial statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2005.

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

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	October 3, 2004	December 28, 2003
	(As Restated, See Note 2)
Assets:
Current Assets:
Cash and cash equivalents	$4,476	$4,871
Accounts receivable, net	1,139	1,146
Inventories	4,751	4,357
Prepaid expenses and other current assets	2,679	3,977
Income tax refund receivable	—	1,172
Deferred tax asset	757	757
Restricted current assets – marketing funds	1,776	959

Total current assets	15,578	17,239

Property and equipment, at cost, net	193,553	154,410
Deferred tax asset	6,397	5,848
Goodwill, net	25,720	25,720
Other intangible assets, net	7,690	8,118
Other assets, net	2,819	3,047

Total assets	$251,757	$214,382

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$11,717	$9,139
Accrued payroll and payroll related liabilities	14,507	12,161
Unredeemed gift certificates	2,604	3,997
Accrued liabilities	11,698	5,913
Accrued liabilities – marketing funds	1,776	959
Current portion of long-term debt and capital lease obligations	1,503	1,422

Total current liabilities	43,805	33,591

Deferred rent payable	13,060	10,655
Long-term debt and capital lease obligations	40,564	36,206
Other non-current liabilities	2,370	1,544
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,078,379 and 15,969,723 shares issued and outstanding as of October 3, 2004 and December 28, 2003, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	124,041	122,184
Deferred stock compensation	(70)	(130)
Receivables from stockholders/officers	(6,531)	(6,432)
Accumulated other comprehensive loss, net of tax benefit	(34)	(108)
Retained earnings	34,536	16,856

Total stockholders’ equity	151,958	132,386

Total liabilities and stockholders’ equity	$251,757	$214,382

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
	(As Restated, See Note 2)	(As Restated, See Note 2)	(As Restated, See Note 2)	(As Restated, See Note 2)
Revenues:

Restaurant	$96,777	$76,922	$300,956	$240,468
Franchise royalties and fees	2,812	2,215	8,933	6,967
Rent revenue	61	183	258	369

Total revenues	99,650	79,320	310,147	247,804

Costs and Expenses:
Restaurant operating costs:
Cost of sales	22,328	18,062	70,443	56,371
Labor	32,872	27,410	104,579	85,117
Operating	13,495	11,542	43,124	36,362
Occupancy	6,061	5,074	18,990	16,134
Depreciation and amortization	5,264	4,049	15,979	12,307
General and administrative	6,777	4,807	21,466	17,124
Franchise development	446	459	3,400	2,180
Pre-opening costs	1,198	1,187	3,773	2,975

Total costs and expenses	88,441	72,590	281,754	228,570

Income from operations	11,209	6,730	28,393	19,234

Other (income) expense:
Interest expense	612	742	2,023	2,331
Interest income	(74)	(89)	(247)	(256)
Loss on extinguishment of debt	—	150	—	257
Gain on sale of property	—	—	(257)	—
Other	(28)	54	60	19

Total other expenses	510	857	1,579	2,351

Income before income taxes	10,699	5,873	26,814	16,883
Provision for income taxes	3,608	1,955	9,134	5,593

Net income	$7,091	$3,918	$17,680	$11,290

Earnings per share:
Basic	$0.44	$0.26	$1.10	$0.75

Diluted	$0.43	$0.25	$1.08	$0.74

Weighted average shares outstanding:
Basic	16,043	15,161	16,002	15,092

Diluted	16,443	15,469	16,344	15,343

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Forty Weeks Ended
	October 3, 2004	October 5, 2003
	(As Restated, See Note 2)	(As Restated, See Note 2)
Cash Flows From Operating Activities:
Net income	$17,680	$11,290
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,979	12,307
Other, net	155	574
Changes in operating assets and liabilities	12,982	7,502

Net cash flows provided by operating activities	46,796	31,673

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	1,101	115
Purchases of property and equipment	(54,017)	(43,159)

Net cash flows used in investing activities	(52,916)	(43,044)

Cash Flows From Financing Activities:
Borrowings of long-term debt	12,948	33,186
Payments of long-term debt and capital leases	(8,509)	(23,329)
Debt issuance costs	—	(756)
Repayment of stockholders/officers notes	114	79
Proceeds from exercise of stock options and employee stock purchase plan	1,172	616

Net cash flows provided by financing activities	5,725	9,796

Net decrease in cash and cash equivalents	(395)	(1,575)
Cash and cash equivalents, beginning of period	4,871	4,797

Cash and cash equivalents, end of period	$4,476	$3,222

Supplementary Disclosure of Cash Flow Information:
Income taxes paid	$3,659	$4,423
Interest paid, net of amounts capitalized	1,664	1,952
Capital lease obligations incurred for real estate and equipment purchases	—	1,705
Tenant improvement allowance paid directly by landlord to general contractor	1,383	—

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2003	15,970	$16	$122,184	$(130)	$(6,432)	$(108)	$16,856	$132,386
Amortization of deferred compensation	—	—	—	60	—	—	—	60
Interest on notes from stockholders/officers	—	—	—	—	(235)	—	—	(235)
Repayment of stockholders/ officers notes and related interest	—	—	—	—	136	—	—	136
Options exercised for common stock	93	—	876	—	—	—	—	876
Tax benefit on exercise of stock options	—	—	685	—	—	—	—	685
Common stock issued through employee stock purchase plan	15	—	296	—	—	—	—	296
Net income (As Restated, See Note 2)	—	—	—	—	—	—	17,680	17,680
Unrealized gain on cash flow hedge	—	—	—	—	—	74	—	74

Comprehensive income (As Restated, See Note 2)								17,754

Balance, October 3, 2004 (As Restated, See Note 2)	16,078	$16	$124,041	$(70)	$(6,531)	$(34)	$34,536	$151,958

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description Of Business And Basis Of Presentation

Red Robin Gourmet Burgers, Inc., together with its subsidiaries (“Red Robin” or “the Company”), is a casual dining restaurant chain. As of October 3, 2004, the Company operated 130 company-owned restaurants located in 16 states. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of October 3, 2004, there were 116 additional restaurants operating under franchise or license agreements in 24 states and two Canadian provinces.

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

2.	Restatement of Previously Issued Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under GAAP. In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) were not in accordance with GAAP. As a result, the accompanying condensed consolidated financial statements as of October 3, 2004, and for the twelve and forty weeks ended October 3, 2004 and October 5, 2003 (“financial statements”), have been restated from the amounts previously reported.

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Finally, the Company’s restated financial statements for the twelve and forty weeks ended October 3, 2004, include adjustments to increase depreciation and amortization expense and decrease property and equipment, net to correct errors for previously unrecorded depreciation that were identified by management during the fourth quarter of 2004.

The cumulative effect of this restatement resulted in a decrease in retained earnings of $2.2 million as of October 3, 2004, and decreases in net income of $399,000 and $914,000, respectively, for the twelve and forty weeks ended October 3, 2004, and decreases in net income of $57,000 and $251,000, respectively, for the twelve and forty weeks ended October 5, 2003.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheet as of October 3, 2004 as well as the effects of these changes on the Company’s condensed consolidated statements of income for the twelve and forty weeks ended October 3, 2004 and October 5, 2003 (in thousands, except per share data):

	Condensed Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
October 3, 2004
Current deferred tax asset	$1,075	$(318)	$757
Property and equipment, net	189,843	3,710	193,553
Non-current deferred tax asset	4,663	1,734	6,397
Total assets	246,631	5,126	251,757
Accrued payroll and payroll-related liabilities	16,877	(2,370)	14,507
Accrued liabilities	11,661	37	11,698
Deferred rent payable	5,802	7,258	13,060
Other non-current liabilities	—	2,370	2,370
Retained earnings	36,705	(2,169)	34,536
Total stockholders’ equity	154,127	(2,169)	151,958
Total liabilities and stockholders’ equity	$246,631	$5,126	$251,757

	Condensed Consolidated Statements of Income
	As Previously Reported	Adjustments	As Restated
Twelve Weeks Ended October 3, 2004
Cost of sales	$22,357	$(29)	$22,328
Operating	13,439	56	13,495
Occupancy	6,099	(38)	6,061
Depreciation and amortization	4,796	468	5,264
General and administrative	6,771	6	6,777
Pre-opening costs	1,002	196	1,198
Income from operations	11,868	(659)	11,209
Income before income taxes	11,358	(659)	10,699
Provision for income taxes	3,868	(260)	3,608
Net income	$7,490	$(399)	$7,091

Earnings per share – Basic	$0.47	$(0.03)	$0.44

Earnings per share – Diluted	$0.46	$(0.03)	$0.43

Forty Weeks Ended October 3, 2004
Cost of sales	$70,538	$(95)	$70,443
Operating	43,068	56	43,124
Occupancy	19,128	(138)	18,990
Depreciation and amortization	15,004	975	15,979
General and administrative	21,430	36	21,466
Pre-opening costs	3,098	675	3,773
Income from operations	29,902	(1,509)	28,393
Income before income taxes	28,323	(1,509)	26,814
Provision for income taxes	9,729	(595)	9,134
Net income	$18,594	$(914)	$17,680

Earnings per share – Basic	$1.16	$(0.06)	$1.10

Earnings per share – Diluted	$1.14	$(0.06)	$1.08

Twelve Weeks Ended October 5, 2003
Cost of sales	$18,087	$(25)	$18,062
Occupancy	5,142	(68)	5,074
Depreciation and amortization	3,984	65	4,049
General and administrative	4,816	(9)	4,807
Pre-opening costs	1,058	129	1,187
Income from operations	6,822	(92)	6,730
Income before income taxes	5,965	(92)	5,873
Provision for income taxes	1,990	(35)	1,955
Net income	$3,975	$(57)	$3,918

Earnings per share – Basic	$0.26	$—	$0.26

Earnings per share – Diluted	$0.26	$(0.01)	$0.25

Forty Weeks Ended October 5, 2003
Cost of sales	$56,452	$(81)	$56,371
Occupancy	16,376	(242)	16,134
Depreciation and amortization	12,110	197	12,307
General and administrative	17,150	(26)	17,124
Pre-opening costs	2,414	561	2,975
Income from operations	19,643	(409)	19,234
Income before income taxes	17,292	(409)	16,883
Provision for income taxes	5,751	(158)	5,593
Net income	$11,541	$(251)	$11,290

Earnings per share – Basic	$0.76	$(0.01)	$0.75

Earnings per share – Diluted	$0.75	$(0.01)	$0.74

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Stock Based Compensation

Employee Stock Purchase Plan—The Company maintains an Employee Stock Purchase Plan (“2002 ESPP”) under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the lesser of the fair market value of a share of the Company’s common stock on the first day of the each offering period or the last day of each offering period. Generally, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in the 2002 ESPP. The 2002 ESPP operates in successive six-month periods, or offering periods, commencing on each January 1 and July 1. A total of 300,000 shares of common stock were initially reserved for issuance under the plan. During the twelve and forty weeks ended October 3, 2004, respectively, a total of 0 and 15,089 shares of common stock were issued in connection with the 2002 ESPP. As of October 3, 2004, a total of 275,649 shares remained available for future issuance under the plan.

Employee Stock Incentive Plans—During the twelve and forty weeks ended October 3, 2004, respectively, a total of 22,200 and 511,119 employee stock options were granted under the Company’s 2002 Stock Incentive Plan (“2002 Stock Plan”) at an exercise price equal to the closing market price on the date of grant. The weighted-average exercise price of these options was $33.54 and $27.21 per share, respectively. The weighted average fair values of options at their grant date during the twelve and forty weeks ended October 3, 2004, were $14.06 and $11.52, respectively. The fair value of stock options granted was estimated using the Black-Scholes multiple option-pricing model with the following weighted average assumptions:

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Net income, as reported	$7,091	$3,918	$17,680	$11,290
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	12	13	37	37
Deduct: Stock-based employee compensation costs based on fair value method, net of tax benefit	(577)	(261)	(1,680)	(755)

Pro forma net income	$6,526	$3,670	$16,037	$10,572

Basic earnings per share:
As reported	$0.44	$0.26	$1.10	$0.75

Pro forma	$0.41	$0.24	$1.00	$0.70

Diluted earnings per share:
As reported	$0.43	$0.25	$1.08	$0.74

Pro forma	$0.40	$0.24	$0.98	$0.69

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Borrowings

Borrowings consist of the following (in thousands):

	October 3, 2004	December 28, 2003
Revolving credit agreement	$25,599	$20,000
Capital leases	7,149	7,388
Collateralized notes payable	9,319	10,240

	42,067	37,628
Current portion	(1,503)	(1,422)

Long-term debt	$40,564	$36,206

As of October 3, 2004, borrowings outstanding under the revolving credit agreement bore interest at approximately 3.9%.

5.	Franchise Operations

Results of franchise operations consist of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Franchise royalties and fees
Royalty income	$2,749	$2,172	$8,468	$6,809
Franchise fees	63	43	465	158

Total franchise royalties and fees	2,812	2,215	8,933	6,967

Franchise development costs
Payroll and employee benefit costs	353	250	1,417	828
General and administrative	206	216	893	582
Annual conference	(113)	(7)	1,090	770

Total franchise development costs	446	459	3,400	2,180

Operating income from franchise operations	$2,366	$1,756	$5,533	$4,787

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Earnings Per Share

The Company presents both basic and diluted earnings per share amounts. Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During the forty weeks ended October 3, 2004 and October 5, 2003, respectively, a total of 4,400 and 2,500 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive stock options for the twelve week periods ended October 3, 2004 and October 3, 2003. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Net income	$7,091	$3,918	$17,680	$11,290

Basic weighted average shares outstanding	16,043	15,161	16,002	15,092
Dilutive effect of employee stock options	400	308	342	251

Diluted weighted average shares outstanding	16,443	15,469	16,344	15,343
Earnings per share:
Basic	$0.44	$0.26	$1.10	$0.75

Diluted	$0.43	$0.25	$1.08	$0.74

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

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock and the exercise of additional options to purchase an additional 146,552 shares of common stock related to fully vested options held by certain executive officers under existing stock option plans. These shares were issued in exchange for full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum with maturity dates ranging from June 26, 2006 to January 29, 2012, or earlier if employment terminates. The notes are recorded as a reduction of stockholders’ equity and interest income of $60,400 and $64,300 has been recognized in the twelve weeks ended October 3, 2004 and October 5, 2003, respectively, and interest income of $201,900 and $199,100 has been recognized in the forty weeks ended October 3, 2004 and October 5, 2003, respectively.

During the twelve and forty weeks ended October 3, 2004, the Company’s chief financial officer repaid $61,500 and $114,100, respectively, of principal related to his $600,000 full recourse note and $4,300 and $21,900 of accrued interest thereon. There have been no other repayments related to these officer notes since their inception. As a result, the outstanding principal balance of the remaining full recourse notes as of October 3, 2004 was $5.2 million.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s chief executive officer has two $300,000 notes payable to the Company, collateralized by shares of the Company’s common stock. The notes were issued in June 2000 and May 2001 in connection with an employment agreement, and bear interest, compounded annually, of 6.62% and 5.07%, respectively. The notes mature in May 2005, at which time all principal and interest becomes due and payable to the Company. These notes, and the related interest thereon, are recorded as a reduction of stockholders’ equity. During the twelve weeks ended October 3, 2004 and October 5, 2003, the Company recognized interest income of $9,900 and $9,300, respectively, and during the forty weeks ended October 3, 2004 and October 5, 2003, the Company recognized interest income of $32,900 and $31,600, respectively, on these notes.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (“Mach Robin”), which operates Red Robin restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin in the amounts of $221,300 and $206,600 in the twelve weeks ended October 3, 2004 and October 5, 2003, respectively, and $716,800 and $703,400 in the forty weeks ended October 3, 2004 and October 5, 2003, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (“RRRC”), which operated Red Robin restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $213,000 and $206,300 in the twelve weeks ended October 3, 2004 and October 5, 2003, respectively, and $698,600 and $654,600 in the forty weeks ended October 3, 2004 and October 5, 2003, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

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

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that FASB Exposure Draft, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement and attribution of compensation cost for awards that are non vested as of the effective date of the proposed Exposure Draft would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123 (either for recognition or pro forma purposes).

•	Modified retrospective transition method. A company would recognize employee compensation cost for periods presented prior to the adoption of the proposed Exposure Draft in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Exposure Draft unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of the proposed Exposure Draft, the modified prospective transition method described above would be applied.

The FASB plans to issue a final statement on or around December 15, 2004. Management is currently evaluating the impact of this pronouncement.

9.	Subsequent Events

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

Unit Data and Comparable Restaurant Sales

The following table details the number of restaurants opened during third quarter 2004 and the current fiscal year-to-date through October 3, 2004, as well as the total number of restaurants open as of October 3, 2004.

	Third Quarter 2004	Fiscal Year Through October 3, 2004
Company-owned:
Beginning of period	125	115
Opened during period	5	15

End of period	130	130

Franchised:
Beginning of period	113	103
Opened during period	3	15
Closed during period	—	(2)

End of period	116	116

Total Number of Red Robin Restaurants	246	246

Since October 3, 2004 and through November 5, 2004, we have opened three additional company-owned restaurants. These openings bring our total restaurant count as of the date of this filing to 133 company-owned restaurants, 116 franchised restaurants and 249 total restaurants. We expect to open an additional four company-owned restaurants and anticipate that our franchisees will open two to three additional restaurants during the remainder of 2004.

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

Results of Operations

Our operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2004	October 5, 2003	October 3, 2004	October 5, 2003
Revenues:
Restaurant	97.1%	97.0%	97.0%	97.0%
Franchise royalties and fees	2.8	2.8	2.9	2.9
Rent revenue	0.1	0.2	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.1	23.5	23.4	23.4
Labor	34.0	35.6	34.7	35.4
Operating	13.9	15.0	14.3	15.1
Occupancy	6.3	6.6	6.3	6.7

Total restaurant operating costs	77.3	80.7	78.7	80.6
Depreciation and amortization	5.3	5.1	5.2	5.0
General and administrative	6.8	6.1	6.9	6.9
Franchise development	0.4	0.6	1.1	0.9
Pre-opening costs	1.2	1.5	1.2	1.2

Income from operations	11.2	8.5	9.2	7.8

Other (Income) Expense:
Interest expense	0.6	0.9	0.7	0.9
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Loss on extinguishment of debt	—	0.2	—	0.1
Gain on sale of property	—	—	(0.1)	—
Other	—	0.1	—	—

Total other expenses	0.5	1.1	0.5	0.9
Income before income taxes	10.7	7.4	8.7	6.9
Provision for income taxes	3.6	2.5	3.0	2.3

Net income	7.1%	4.9%	5.7%	4.6%

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

Franchise royalties and fees increased $597,100, or 27.0%, to $2.8 million from $2.2 million. Franchise royalties increased $577,300, or 26.6%, to $2.7 million, from $2.2 million, due primarily to an increase in royalties generated from the 15 franchise restaurants opened in 2004. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 6.7% and 7.5%, respectively. Franchise fees increased $19,800 to $63,400, from $43,600, due primarily to the fact that our franchisees opened three restaurants in third quarter 2004 compared to two in third quarter 2003.

Cost of sales. Cost of sales increased by $4.3 million, or 23.6%, to $22.3 million, from $18.1 million, due primarily to more restaurants being operated during third quarter 2004. Cost of sales as a percentage of restaurant revenues improved 0.4%, to 23.1%, from 23.5%. The improvement as a percentage of restaurant revenues was attributable primarily to the moderate price increases taken during January and mid-June, offset by slightly higher commodity costs in most food categories.

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

Operating. Operating expenses increased by $2.0 million, or 16.9%, to $13.5 million, from $11.5 million, due primarily to more restaurants being operated in third quarter 2004. Operating expenses as a percentage of restaurant revenues improved 1.1%, to 13.9%, from 15.0%. The improvement as a percentage of restaurant revenues was due primarily to leverage from our 8.8% increase in comparable restaurant sales.

Occupancy. Occupancy expenses increased by $987,200, or 19.5%, to $6.1 million, from $5.1 million, due primarily to more restaurants being operated in third quarter 2004. Occupancy expense as a percentage of restaurant revenues improved 0.3%, to 6.3%, from 6.6%. Our occupancy expenses as a percentage of restaurant revenues improved as a result of our comparable restaurant sales increase. In addition, the percentage of free-standing restaurants that we own or have ground leases on has increased compared to a year ago, and free-standing units generally have lower occupancy costs than in-line units.

Depreciation and amortization. Depreciation and amortization increased $1.2 million, or 30.0%, to $5.3 million, from $4.1 million. The increase was primarily due to the addition of 28 new restaurants opened since the end of third quarter 2003. Depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 5.3%, from 5.1%.

General and administrative. General and administrative expenses increased by $2.0 million, or 41.0%, to $6.8 million, from $4.8 million. General and administrative expenses as a percentage of total revenues increased 0.7%, to 6.8%, from 6.1%. These increases were primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. The increase in general and administrative expenses as a percentage of total revenues was anticipated due to the fact that we had a number of unfilled positions in the prior year period that were filled in the latter half of 2003.

Franchise development. Our franchisees opened three new restaurants in third quarter 2004 compared to two in third quarter 2003. Overall, franchise development expenses decreased $12,600, or 2.7%, to $445,800, from $458,400, due primarily to an adjustment we recorded to reflect lower than anticipated final costs related to our 2004 annual GM conference. Franchise development expenses as a percentage of total revenues improved 0.2%, to 0.4%, from 0.6%. This improvement was attributable to higher total revenues in third quarter 2004 compared to a year ago, and the aforementioned adjustment related to our 2004 annual GM conference.

Pre-opening costs. Pre-opening costs decreased $11,100, or 0.9%, to $1.2 million. We opened five company-owned restaurants during third quarter 2004, compared to six in the prior year period. Pre-opening costs as a percentage of total revenues improved 0.3%, to 1.2%, from 1.5%. Overall, pre-opening costs for the restaurants we opened in third quarter 2004 averaged $213,000 per restaurant compared to an average of $225,100 per restaurant in third quarter 2003. This improvement was due to the fact that rent costs recognized during the construction period were lower in third quarter 2004 compared to third quarter 2003 because we own two of the sites opened in third quarter 2004, compared to only one site opened in third quarter 2003.

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

Income before income taxes. As a result of the above, income before income taxes increased $4.8 million, or 82.2%, to $10.7 million, from $5.9 million.

Provision for income taxes. The provision for income taxes increased $1.7 million, or 84.6%, to $3.6 million, from $1.9 million. The increase was due to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for third quarter 2004 was 33.7%, compared to 33.3% for third quarter 2003.

Net income. As a result of the above, net income increased by $3.2 million, or 81.0%, to $7.1 million, from $3.9 million.

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

Franchise royalties and fees increased $1.9 million, or 28.2%, to $8.9 million from $7.0 million. Franchise royalties increased $1.7 million, or 24.4%, to $8.5 million, from $6.8 million, due primarily to an increase in royalties generated from the 25 franchise restaurants opened in 2003 and 2004. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 5.8% and 4.9%, respectively. Franchise fees increased $306,600 to $465,300, from $158,700, due primarily to the fact that our franchisees opened 15 restaurants in the forty weeks ended October 3, 2004 compared to six in the forty weeks ended October 5, 2003.

Cost of sales. Cost of sales increased by $14.1 million, or 25.0%, to $70.4 million, from $56.4 million, due primarily to more restaurants being operated during the forty weeks ended October 3, 2004. Cost of sales as a percentage of restaurant revenues remained unchanged at 23.4%.

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

Operating. Operating expenses increased by $6.8 million, or 18.6%, to $43.1 million, from $36.4 million, due primarily to more restaurants being operated in the forty weeks ended October 3, 2004. Operating expenses as a percentage of restaurant revenues improved 0.8%, to 14.3%, from 15.1%. The improvement as a percentage of restaurant revenues was due primarily to leverage from our 7.7% increase in comparable restaurant sales.

Occupancy. Occupancy expenses increased by $2.9 million, or 17.7%, to $19.0 million, from $16.1 million, due primarily to more restaurants being operated in the forty weeks ended October 3, 2004. Occupancy expense as a percentage of restaurant revenues improved 0.4%, to 6.3%, from 6.7%. Our occupancy expenses as a percentage of restaurant revenues improved as a result of our comparable restaurant sales increase. In addition, the percentage of free-standing restaurants that we own or have ground leases on has increased compared to a year ago, and free-standing units generally have lower occupancy costs than in-line units.

Depreciation and amortization. Depreciation and amortization increased $3.7 million, or 29.8%, to $16.0 million, from $12.3 million. The increase was primarily due to the addition of 28 new restaurants opened since the end of third quarter 2003. Depreciation and amortization expense as a percentage of total revenues increased 0.2%, to 5.2% from 5.0%.

General and administrative. General and administrative expenses increased by $4.3 million, or 25.4%, to $21.5 million, from $17.1 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants. General and administrative expenses as a percentage of total revenues remained unchanged at 6.9% for both periods presented.

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

Pre-opening costs. Pre-opening costs increased $798,900, or 26.9%, to $3.8 million, from $3.0 million, due in part to the fact that there were 15 company-owned restaurants opened during the forty weeks ended October 3, 2004, compared to 13 in the prior year period. Pre-opening costs as a percentage of total revenues remained unchanged at 1.2% for both periods presented. Overall, pre-opening costs for the restaurants we opened in the forty weeks ended October 3, 2004 averaged $215,500 per restaurant compared to an average of $218,200 per restaurant in the forty weeks ended October 5, 2003. This improvement was due to the fact that rent costs recognized during the construction period were lower in the forty weeks ended October 3, 2004, compared to the forty weeks ended October 5, 2003, because we own four of the sites opened during the forty weeks ended October 3, 2004, compared to two in the prior year period.

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

Income before income taxes. As a result of the above, income before income taxes increased $9.9 million, or 58.8%, to $26.8 million, from $16.9 million.

Provision for income taxes. The provision for income taxes increased $3.5 million, or 63.3%, to $9.1 million, from $5.6 million. The increase was due to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for the forty weeks ended October 3, 2004 was 34.1%, compared to 33.1% for the forty weeks ended October 5, 2003.

Net income. As a result of the above, net income increased by $6.4 million, or 56.6%, to $17.7 million, from $11.3 million.

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

The change in cash and cash equivalents during the periods presented were as follows (in thousands):

	Forty Weeks Ended
	October 3, 2004	October 5, 2003
Cash provided by operating activities	$46,796	$31,673
Cash used by investing activities	(52,916)	(43,044)
Cash provided by financing activities	5,725	9,796

Decrease in cash and cash equivalents	$(395)	$(1,575)

Operating Activities

Cash provided by operations in the forty weeks ended October 3, 2004 increased $15.1 million, or 47.7%, to $46.8 million, compared to $31.7 million in the forty weeks ended October 5, 2003, reflecting increased cash flow from restaurant and franchise operations, lower cash payments for taxes and interest, and increased cash flow from changes in operating assets and liabilities. These improvements were offset in part by increased non-cash adjustments to net income.

Investing Activities

Cash used in investing activities during the forty weeks ended October 3, 2004 increased $9.9 million, or 22.9%, to $52.9 million, compared to $43.0 million in the forty weeks ended October 5, 2003. Our investing activities consist primarily of purchases of property and equipment related to the construction of new restaurants and remodels and capital improvements of our existing company-owned restaurants. Our cash inflows from investing activities generally relate to proceeds from the sale of property and equipment.

Capital Expenditures. In the forty weeks ended October 3, 2004, we spent $54.0 million for new restaurant construction, remodels, capital improvements and various corporate initiatives. During the forty weeks ended October 5, 2003, we spent $43.2 million for new restaurant construction, remodels, capital improvements, corporate initiatives and a lease buy-out on a property previously under capital lease.

During 2004, we expect to open 22 new company-owned restaurants for a total cost of $48.0 million to $50.0 million and we plan to spend $6.3 million to $6.6 million on restaurant remodels and capital improvements of our existing restaurants. In addition, we expect to invest $2.7 million to $2.8 million for corporate initiatives, including information systems, computer equipment and our corporate headquarters relocation that occurred in March 2004. In addition, we expect to spend $15.0 million to $19.5 million, including approximately $5.9 million for purchase of land, during 2004 related to the construction of new company-owned restaurants that we plan to open during 2005.

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

The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. Borrowings under our revolving credit facility bear interest at the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (“LIBOR”), which is based on the relevant one, two, three or six month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for Prime Rate and LIBOR loans are subject to adjustment quarterly based on our then current leverage ratio. Interest payments on ABR loans are due the last day of each March, June, September and December and on the maturity date. Interest payments on LIBOR loans having an interest period of three months or less are due the last day of such interest period. Interest payments on LIBOR loans having an interest period longer than three months are due every three months after the first day of the interest period and the last day of such interest period. In addition, we may borrow up to $3.0 million under a swingline loan subfacility if the sum of the outstanding ABR and LIBOR loans, swingline loans and letters of credit do not exceed $85.0 million. Swingline loans bear interest at a per annum rate equal to the prime rate plus 1.0% to 1.75%. As of October 3, 2004, borrowings outstanding under our revolving credit agreement bore interest at approximately 3.9%.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the forty weeks ended October 3, 2004 or October 5, 2003.

We completed our most recent goodwill and other intangible assets impairment tests in December 2003 and determined that there were no impairment losses related to goodwill and other intangible assets. We completed our most recent property and equipment impairment tests in October 2004 and determined that there were no impairment losses related to property and equipment.

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

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, Share-Based Payment (“FASB 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

We would be required to apply Statement 123R beginning July 10, 2005 and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 10, 2005.

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

Measurement and attribution of compensation cost for awards that are non vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes).

•	Modified retrospective transition method. A company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied.

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

Restatement of Previously Issued Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, management initiated a review of the Company’s lease accounting and determined that its previous methods of accounting for rent holidays and for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) were not in accordance with GAAP. As a result, the Company has restated its condensed consolidated financial statements as of October 3, 2004 and for the twelve and forty weeks ended October 3, 2004.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, management reviewed the Company’s lease accounting practices. As a result of this review, we concluded that our previously established lease accounting practices were not appropriate under GAAP. Accordingly, as described above, management has restated its condensed consolidated financial statements as of October 3, 2004 and for the twelve and forty weeks ended October 3, 2004, to reflect the correction of these errors. These errors were attributed to deficiencies in the Company’s controls relative to the selection, monitoring, and review of assumptions and factors affecting lease accounting practices as of October 3, 2004, resulting from errors in the Company’s interpretation of GAAP. Based on the aforementioned evaluation, management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of October 3, 2004.

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