Form 10-Q
period 2005-04-17
RED ROBIN GOURMET BURGERS INC
filed 2005-05-27
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 17, 2005

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

As of May 23, 2005, there were 16,256,500 outstanding shares of the registrant’s common stock.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	April 17, 2005	December 26, 2004
Assets:
Current Assets:
Cash and cash equivalents	$6,607	$4,980
Accounts receivable, net	2,753	2,345
Inventories	5,608	5,422
Prepaid expenses and other current assets	1,858	4,401
Income tax refund receivable	—	1,779
Deferred tax asset	1,605	1,605
Restricted current assets – marketing funds	1,449	1,145

Total current assets	19,880	21,677

Property and equipment, at cost, net	221,905	205,304
Deferred tax asset	1,453	1,468
Goodwill, net	25,720	25,720
Other intangible assets, net	7,536	7,584
Other assets, net	2,885	2,748

Total assets	$279,379	$264,501

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$12,884	$9,759
Accrued payroll and payroll related liabilities	15,063	14,637
Unredeemed gift certificates	3,625	5,646
Accrued liabilities	10,308	7,241
Accrued liabilities – marketing funds	1,449	1,145
Current portion of long-term debt and capital lease obligations	2,741	3,148

Total current liabilities	46,070	41,576

Deferred rent payable	13,876	13,378
Long-term debt and capital lease obligations	43,931	44,595
Other non-current liabilities	3,584	3,219
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,198,420 and 16,146,486 shares issued and outstanding as of April 17, 2005 and December 26, 2004, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	127,154	125,685
Deferred stock compensation	(37)	(50)
Receivables from stockholders/officers	(3,438)	(4,155)
Accumulated other comprehensive income, net of tax	23	—
Retained earnings	48,200	40,237

Total stockholders’ equity	171,918	161,733

Total liabilities and stockholders’ equity	$279,379	$264,501

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Sixteen Weeks Ended
	April 17, 2005	April 18, 2004
Revenues:
Restaurant	$138,887	$113,283
Franchise royalties and fees	4,077	3,310
Rent revenue	149	136

Total revenues	143,113	116,729

Costs and expenses:
Restaurant operating costs:
Cost of sales	32,480	26,793
Labor	47,732	40,111
Operating	20,609	16,532
Occupancy	8,851	7,281
Depreciation and amortization	7,286	5,898
General and administrative	9,109	8,167
Franchise development	2,189	2,325
Pre-opening costs	1,819	1,448

Total costs and expenses	130,075	108,555

Income from operations	13,038	8,174
Other (income) expense:
Interest expense	885	832
Interest income	(71)	(99)
Other	46	38

Total other expenses	860	771

Income before income taxes	12,178	7,403
Provision for income taxes	4,215	2,493

Net income	$7,963	$4,910

Earnings per share:
Basic	$0.49	$0.31

Diluted	$0.48	$0.30

Weighted average shares outstanding:
Basic	16,157	15,968

Diluted	16,592	16,299

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 17, 2005	April 18, 2004
Cash Flows From Operating Activities:
Net income	$7,963	$4,910
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,286	5,898
Other, net	799	249
Changes in operating assets and liabilities	8,701	5,748

Net cash flows provided by operating activities	24,749	16,805

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	—	2
Purchases of property and equipment	(23,633)	(20,063)

Net cash flows used in investing activities	(23,633)	(20,061)

Cash Flows From Financing Activities:
Borrowings of long-term debt	5,842	5,983
Payments of long-term debt and capital leases	(6,913)	(3,457)
Repayment of stockholders/officers notes	600	51
Proceeds from exercise of stock options and employee stock purchase plan	982	478

Net cash flows provided by financing activities	511	3,055

Net increase (decrease) in cash and cash equivalents	1,627	(201)
Cash and cash equivalents, beginning of period	4,980	4,871

Cash and cash equivalents, end of period	$6,607	$4,670

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$304	$484
Interest paid, net of amounts capitalized	657	744
Tenant improvement allowance paid directly by landlord to general contractor	—	1,383

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Receivables From Stockholders/ Officers	Accumulated Other Comprehensive Income, net of tax	Retained Earnings	Total
	Shares	Amount

Balance, December 26, 2004	16,146	$16	$125,685	$(50)	$(4,155)	$—	$40,237	$161,733
Amortization of deferred compensation	—	—	—	13	—	—	—	13
Interest on notes from stockholders/officers	—	—	—	—	(54)	—	—	(54)
Repayment of stockholders/ officers notes and related interest	—	—	—	—	771	—	—	771
Options exercised for common stock	43	—	730	—	—	—	—	730
Tax benefit on exercise of stock options	—	—	487	—	—	—	—	487
Common stock issued through employee stock purchase plan	9	—	252	—	—	—	—	252
Net income	—	—	—	—	—	—	7,963	7,963
Unrealized gain on cash flow hedge	—	—	—	—	—	23	—	23

Comprehensive income								7,986

Balance, April 17, 2005	16,198	$16	$127,154	$(37)	$(3,438)	$23	$48,200	$171,918

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description Of Business And Basis Of Presentation

Red Robin Gourmet Burgers, Inc. and its subsidiaries (Red Robin or the Company), is a casual dining restaurant chain, which as of April 17, 2005, operated 145 company-owned restaurants located in 17 states from facilities that are owned or leased. The Company also sells franchises and receives royalties from the operation of franchised Red Robin® restaurants. As of April 17, 2005, there were 123 additional restaurants operating under franchise or license agreements in 24 states and two Canadian provinces. Red Robin also owns and leases to third parties certain land, buildings and equipment.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.

The Company’s quarter which ended April 17, 2005 is referred to as first quarter 2005 or the sixteen weeks ended April 17, 2005, and its quarter which ended April 18, 2004 is referred to as first quarter 2004 or the sixteen weeks ended April 18, 2004. For fiscal year 2005 and 2004, the first quarters included 16 weeks and the second, third and fourth quarters will each include 12 weeks.

The condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of the financial statements pertain to valuation of long-lived assets, fixed asset lives, impairment of goodwill and other intangible assets, income taxes, self-insurance and workers’ compensation reserves. Actual results could differ from those estimates.

2.	Stock Based Compensation

Employee Stock Purchase Plan— In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan under which eligible employees may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and employees who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 33,526 shares under this plan, including 9,175 shares that were issued in first quarter of 2005 for the offering period that ended on December 31, 2004. A total of 266,474 shares remain available for future issuance.

Employee Stock Compensation Plans—During first quarter 2005, a total of 286,475 employee stock options were granted under the Company’s 2002 Stock Incentive Plan (2002 Stock Plan) at an exercise price equal to the closing market prices on the dates of the grant. The weighted-average exercise price of these options was $51.03 per share.

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. Accordingly, compensation expense was recognized during the each period presented for options

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted with intrinsic value on the date of grant. No compensation expense is recognized on the Company’s financial statements for employee stock options granted at a price equal to or greater than the market price of the Company’s common stock on the date of grant. If under SFAS 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Sixteen Weeks Ended
	April 17, 2005	April 18, 2004
Net income, as reported	$7,963	$4,910
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	8	12
Deduct: Stock-based employee compensation costs based on fair value method, net of tax benefit	(657)	(571)

Pro forma net income	$7,314	$4,351

Basic earnings per share:
As reported	$0.49	$0.31

Pro forma	$0.45	$0.27

Diluted earnings per share:
As reported	$0.48	$0.30

Pro forma	$0.44	$0.27

The weighted average fair value of options at their grant date during the first quarters ended April 17, 2005 and April 18, 2004, where the exercise price equaled the market price on the grant date, was $18.97 and $11.37, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	Sixteen Weeks Ended
	April 17, 2005	April 18, 2004
Risk-free interest rate	4.2%	3.1%
Expected years until exercise	5.5	5.5
Expected stock volatility	31.4%	41.4%
Dividend yield	0.0%	0.0%

3.	Borrowings

Borrowings consist of the following (in thousands):

	April 17, 2005	December 26, 2004
Revolving credit agreement	$32,878	$31,500
Capital leases	7,011	7,106
Collateralized notes payable	6,783	9,137

	46,672	47,743
Current portion of long-term debt and capital lease obligations	(2,741)	(3,148)

Long-term debt and capital lease obligations	$43,931	$44,595

As of April 17, 2005, borrowings outstanding under the revolving credit agreement bore interest at approximately 4.9%.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Franchise Operations

Results of franchise operations consist of the following (in thousands):

	Sixteen Weeks Ended
	April 17, 2005	April 18, 2004
Franchise royalties and fees
Royalty income	$3,905	$3,068
Franchise fees	172	242

Total franchise royalties and fees	4,077	3,310

Franchise development costs
Payroll and employee benefit costs	652	730
General and administrative	209	375
Annual conference	1,328	1,220

Total franchise development costs	2,189	2,325

Operating income from franchise operations	$1,888	$985

5.	Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During first quarter 2005 there were no weighted-average anti-dilutive stock options outstanding. During first quarter 2004 a total of 74,700 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computation for basic and diluted earnings per share is as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 17, 2005	April 18, 2004
Net income	$7,963	$4,910

Basic weighted average shares outstanding	16,157	15,968
Dilutive effect of stock options	435	331

Diluted weighted average shares outstanding	16,592	16,299
Earnings per share:
Basic	$0.49	$0.31

Diluted	$0.48	$0.30

6.	Related Party Transactions

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Management Performance Common Stock Option Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under the Company’s 1990 and 1996 Stock Option Plans. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of April 17, 2005 and December 26, 2004, the number of fully vested early exercised options totaled 764,367 and 752,873, respectively, and unvested early exercise options totaled 11,495 and 22,989, respectively. The 775,862 early exercise options and 146,522 fully

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vested shares were issued in exchange for full recourse notes totaling $5.4 million, which bore interest at 4.65% per annum with maturity dates that originally ranged from June 26, 2006 to January 29, 2012. During 2004 certain officers repaid their obligations under these notes in full, including interest, and as a result only one note in the principal amount of $3.0 million remained outstanding as of April 17, 2005 and December 26, 2004. During first quarters 2005 and 2004, respectively, interest income of $48,500 and $81,200 was recognized on the then outstanding notes. On May 19, 2005, our chief executive officer repaid the $3.0 million remaining outstanding balance in full, as well as $451,638 of interest accrued thereon.

The Company’s chief executive officer had two $300,000 notes payable to the Company which were issued in June 2000 and May 2001 in connection with his employment agreement. These notes bore interest at 6.62% and 5.07%, respectively, and the principal and related interest receivable was recorded as a reduction of stockholders’ equity. During the first quarter of 2005 and 2004, the Company recognized interest income of $5,600 and $13,100, respectively, on these notes. During February 2005, the Company’s chief executive officer repaid these notes in full, including $171,100 of interest accrued thereon.

The Company’s chief executive officer and its senior vice president of operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin® restaurants under franchise agreements. The Company recognized royalty income from Mach Robin in the amounts of $281,100 and $280,300 in the first quarter of 2005 and 2004, respectively. An entity controlled by Mach Robin owns Red Robin Restaurants of Canada, Ltd (RRRC), which operates Red Robin® restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $282,200 and $278,100 in the first quarter of 2005 and 2004, respectively.

7.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the annual period beginning after June 15, 2005, with early adoption permitted. The Company has decided to adopt SFAS No. 123R in the first quarter of 2006. Adoption of the expensing requirements will reduce the Company’s future reported earnings in a manner similar to that described in Note 2. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

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

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in “Risk Factors” under Item 1 and elsewhere in our annual report on Form 10-K for the year ended December 26, 2004. This section includes the following discussions:

•	Overview

•	Unit Data and Comparable Restaurant Sales

•	Results of Operations

•	First Quarter 2005 (Sixteen Weeks) compared to First Quarter 2004 (Sixteen Weeks)

•	Liquidity and Capital Resources

•	Inflation

•	Seasonality

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Overview

Red Robin, which was founded in 1969, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. As of April 17, 2005, we operate 145 company-owned restaurants in 17 states. We began franchising the Red Robin® brand in 1979 and as of April 17, 2005, we have 27 franchisees that operate 123 restaurants in 24 states and two Canadian provinces. Our objective is to be the leading gourmet burger and casual dining restaurant destination. In managing our operations, we focus on four cornerstones that we believe are essential to the success of our business: Values, People, Burgers and Time.

Our restaurants are designed to create a fun and memorable dining experience in a family-friendly atmosphere and provide our guests with an exceptional dining value. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 whom we refer to as tweens, and younger children. All of our menu items are prepared to order in our restaurants. The food items on our menu during first quarter 2005 ranged in price from $2.99 to $11.49. Our per person average guest check during first quarter 2005 was approximately $10.43, including beverages.

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

Our quarter which ended April 17, 2005 is referred to as first quarter 2005 or the sixteen weeks ended April 17, 2005, and the quarter which ended April 18, 2004 is referred to as first quarter 2004 or the sixteen weeks ended April 18, 2004. For fiscal year 2005 and 2004, the first quarters included 16 weeks and the second, third and fourth quarters will each include 12 weeks. Our fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 are referred to as 2005, 2004 and 2003, respectively.

Unit Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the first quarter 2005.

First Quarter 2005
Company-owned:
Beginning of period	137
Opened during period	8

End of period	145

Franchised:
Beginning of period	118
Opened during period	5

End of period	123
Total Number of Red Robin® restaurants	268

Since April 17, 2005 and through May 27, 2005, we have opened two additional company-owned restaurants and our franchisees have opened one additional franchise restaurant. These openings bring our total restaurant count as of May 27, 2005, to 147 company-owned restaurants, 124 franchised restaurants and 271 total restaurants. We expect to open an additional 16 company-owned restaurants and we anticipate that our franchisees will open 9 to 11 additional restaurants during the remainder of 2005.

We reflect restaurants as comparable in the first period following five full quarters of operations. Our company-owned comparable restaurant sales increased 5.7% in first quarter 2005 over first quarter 2004. Average weekly sales for comparable company-owned restaurants were $63,867 for first quarter of 2005, compared to $60,409 for the same quarter last year. Average weekly sales for non-comparable company-owned restaurants in first quarter 2005 were $58,319, compared to $57,068 for the non-comparable restaurants in first quarter 2004.

Results of Operations

Our operating results for each fiscal year presented below are expressed as a percentage of total revenues below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	Sixteen Weeks Ended
	April 17, 2005	April 18, 2004
Revenues:
Restaurant	97.1%	97.1%
Franchise royalties and fees	2.8	2.8
Rent revenue	0.1	0.1

Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.4	23.7
Labor	34.4	35.4
Operating	14.8	14.6
Occupancy	6.4	6.4

Total restaurant operating costs	79.0	80.1
Depreciation and amortization	5.1	5.1
General and administrative	6.4	7.0
Franchise development	1.5	2.0
Pre-opening costs	1.3	1.2

Income from operations	9.1	7.0

Other (income) expense:
Interest expense	0.6	0.7
Interest income	—	(0.1)
Other	—	0.1

Total other expenses	0.6	0.7
Income before income taxes	8.5	6.3
Provision for income taxes	2.9	2.1

Net income	5.6%	4.2%

First Quarter 2005 (Sixteen Weeks) compared to First Quarter 2004 (Sixteen Weeks)

Total revenues. Total revenues increased by $26.4 million, or 22.6%, to $143.1 million, from $116.7 million, due primarily to a $25.6 million increase in restaurant revenues. The increase in restaurant revenues was due to $16.9 million in additional revenues from non-comparable restaurants that we opened prior to first quarter 2005, $6.0 million from comparable restaurant sales increases and $2.7 million from the eight new restaurants we opened during first quarter 2005. Our company-owned comparable restaurant sales increased 5.7% in first quarter 2005 over first quarter 2004, which was driven by a 2.8% increase in guest counts and a 2.9% increase in the average guest check.

Franchise royalties and fees increased $767,000, or 23.2%, to $4.1 million from $3.3 million. Franchise royalties increased $837,400, or 27.3%, to $3.9 million, from $3.1 million, due primarily to an increase in royalties generated from the 22 franchise restaurants opened in 2004 and 2005. Overall, our franchisees reported that comparable sales for U.S. and Canadian franchise restaurants increased 7.2% and 3.9%, respectively. Franchise fees decreased $70,400, or 29.1%, to $171,700, from $242,100, due to the fact that five franchise restaurants were opened in first quarter 2005 compared to seven in first quarter 2004.

Cost of sales. Cost of sales increased by $5.7 million, or 21.2%, to $32.5 million, from $26.8 million, due primarily to more restaurants being operated during first quarter 2005. Cost of sales as a percentage of restaurant revenues improved 0.3%, to 23.4%, from 23.7%, primarily due to menu price increases we implemented in 2004 offset by higher commodity costs.

Labor. Labor expenses increased by $7.6 million, or 19.0%, to $47.7 million, from $40.1 million, due primarily to more restaurants being operated in first quarter 2005. Overall, labor expense as a percentage of restaurant revenues improved 1.0%, to 34.4%, from 35.4%, primarily as a result of decreased bonus expenses and improvements in hourly labor costs as a percentage of restaurant revenues.

Operating. Operating expenses increased by $4.1 million, or 24.7%, to $20.6 million, from $16.5 million, due primarily to more restaurants being operated in first quarter 2005. Operating expenses as a percentage of restaurant revenues increased 0.2%, to 14.8%, from 14.6%, due primarily to cost pressures in certain supplies and energy-related items.

Occupancy. Occupancy expenses increased by $1.6 million, or 21.6%, to $8.9 million, from $7.3 million, due primarily to more restaurants being operated in first quarter 2005. Our occupancy expenses as a percentage of restaurant revenues remained unchanged at 6.4% for both periods presented.

Depreciation and amortization. Depreciation and amortization increased $1.4 million, or 23.5%, to $7.3 million, from $5.9 million, due primarily to more restaurants being operating in first quarter 2005. Depreciation and amortization expense as a percentage of total revenues remained unchanged at 5.1% for both periods presented.

General and administrative. General and administrative expenses increased by $941,800, or 11.5%, to $9.1 million, from $8.2 million, primarily due to additional headcount and related costs attributable to operating more company-owned restaurants offset by decreased marketing expenses. General and administrative expenses as a percentage of total revenues improved 0.6%, to 6.4%, from 7.0%, due primarily to a 0.5% reduction in marketing expenses as a percentage of total revenues.

Franchise development. Our franchisees opened five new restaurants in first quarter 2005 compared to seven in the prior year period. Franchise development expenses decreased $136,100, or 5.9%, to $2.2 million, from $2.3 million due primarily to lower franchise support costs incurred to support franchise restaurant openings. This decrease was partially offset by a $108,100 increase in expenses related to our annual leadership conference which takes place in January each year. Costs for the 2005 leadership conference were higher than in 2004 due in part to the increased number of attendees. Franchise development expenses as a percentage of total revenues improved 0.5%, to 1.5%, from 2.0%.

Pre-opening costs. Pre-opening costs increased $370,500, or 25.6%, to $1.8 million, from $1.4 million. Pre-opening costs as a percentage of total revenues increased 0.1%, to 1.3% from 1.2%. We opened eight company-owned restaurants during first quarter 2005, compared to seven in the prior year period. Overall, pre-opening costs for the restaurants we opened during first quarter 2005 averaged $236,200 per restaurant compared to an average of $221,400 per restaurant in first quarter 2004. Pre-opening costs includes non-cash rental costs through the date of opening for each restaurant which totaled $222,300 and $223,400 in first quarters 2005 and 2004, respectively.

Interest expense. Interest expense increased by $53,000, or 6.4%, to $885,100, from $832,100. Interest expense as a percentage of total revenues improved 0.1%, to 0.6%, from 0.7%.

Interest income. Interest income was $70,600 in first quarter 2005, compared to $99,300 in first quarter 2004. Primarily all of the interest income we recorded in both periods was attributable to related party receivables from officer/stockholder notes. The decrease in interest income recognized during first quarter 2005 compared to the prior year period was attributable to lower outstanding principal balances resulting from the repayment of certain officer loans in December 2004 and first quarter 2005.

Income before income taxes. As a result of the above, income before income taxes increased $4.8 million, or 64.5%, to $12.2 million, from $7.4 million.

Provision for income taxes. The provision for income taxes increased $1.7 million, or 69.0%, to $4.2 million, from $2.5 million. The increase was due primarily to increased pre-tax earnings and an increase in our estimated effective income tax rate. Our effective income tax rate for first quarter 2005 was 34.6%, compared to 33.7% for first quarter 2004.

Net income. As a result of the above, net income increased by $3.1 million, or 62.2%, to $8.0 million, from $4.9 million.

Liquidity and Capital Resources

Cash and cash equivalents were $6.6 million as of April 17, 2005, compared to $5.0 million at the end of fiscal 2004. We attempt to keep only enough cash on hand to satisfy our working capital requirements, which can vary substantially as a result of seasonality, construction and other corporate needs. All available cash in excess of our estimated working capital needs is generally used to repay borrowings under our revolving credit agreement. The changes in cash and cash equivalents for the periods presented were as follows (in thousands):

	Sixteen Weeks Ended
	April 17, 2005	April 18, 2004
Cash provided by operating activities	$24,749	$16,805
Cash used by investing activities	(23,633)	(20,061)
Cash provided by financing activities	511	3,055

Increase (decrease) in cash and cash equivalents	$1,627	$(201)

Operating Activities

Cash provided by operating activities during first quarter 2005 increased $7.9 million, or 47.3%, to $24.7 million, compared to $16.8 million, reflecting increased cash flows from restaurant and franchise operations, lower cash payments for taxes and increased cash flows from changes in operating assets and liabilities.

Investing Activities

Cash used in investing activities during first quarter 2005 increased $3.6 million, or 17.8%, to $23.6 million, compared to $20.1 million in the year ago period. Our investing activities consist primarily of purchases of property and equipment related to the construction of restaurants as well as remodels and capital improvements of our existing restaurants. Cash provided by investing activities generally relates to proceeds generated from the sale of real estate, property and equipment.

Capital Expenditures. In first quarter 2005, we invested $23.6 million for construction of restaurants, remodels, capital improvements and various corporate initiatives, compared to $20.1 million in first quarter 2004.

During the remainder of 2005, we expect to spend $59.0 million to $62.0 million on costs related to the construction of new restaurants, and we anticipate that we will spend $5.5 million to $6.5 million on restaurant remodels and capital improvements of our existing restaurants. In addition, we expect to invest $0.5 million to $1.0 million for corporate initiatives, including information systems and computer equipment. For the remainder of 2005, we expect that our net cash used in investing activities will exceed our net cash provided by operating activities and, as a result, we anticipate that we will continue to make additional borrowings under our revolving credit agreement.

Proceeds from Investing Activities. Proceeds from investing activities were negligible for both periods presented.

Financing Activities

Cash provided by financing activities during first quarter 2005 decreased $2.5 million. Our financing activities consist primarily of borrowings used to fund restaurant construction and other corporate needs in excess of cash provided by operations and proceeds we receive from sales of common stock. Cash used in financing activities is primarily related to the repayment of borrowings. During the remainder of 2005, we expect our primary source of cash provided by financing activities will be obtained from additional borrowings under our revolving credit agreement.

Proceeds from the Issuance of Stock. During first quarter 2005, we received proceeds of $730,000 from the exercise of stock options and $252,400 from sales of common stock related to our employee stock purchase plan.

Borrowings. We maintain a revolving credit agreement with a maximum borrowing capacity of $85.0 million, which expires on May 19, 2006. This agreement is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. We are currently in compliance with all covenants related to the revolving credit agreement. Our borrowing activity in first quarter 2005 was as follows (in thousands):

	Borrowings	Payments	Total
Revolving credit agreement	$5,842	$(4,464)	$1,378
Other repayments of capital leases and collateralized notes payable	—	(2,449)	(2,449)

Total	$5,842	$(6,913)	$(1,071)

Debt outstanding during the first quarter 2005 had stated interest rates ranging from 2.1% to 13.4% and maturities ranging from 2005 through 2021. As of April 17, 2005, borrowings outstanding under our revolving credit agreement bore interest at approximately 4.9%. Borrowings under our revolving credit agreement, as well as certain other existing borrowings, are subject to variable rates of interest as discussed further in “Quantitative and Qualitative Disclosures About Market Risk”. We expect that interest rates related to our variable rate borrowings will increase during 2005. Rising interest rates, combined with our anticipated increase in borrowings during 2005, will likely lead to higher financing costs.

An irrevocable letter of credit issued under our revolving credit agreement in the amount of $2,691,000 is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit agreement.

Our total committed borrowing capacity, capacity used and unused borrowing capacity as of April 17, 2005 were as follows (in thousands):

	Committed Capacity	Capacity Used	Unused Capacity
Revolving credit agreement	$85,000	$35,569	$49,431

The revolving credit agreement requires that capital expenditures, as defined, will not exceed specified amounts for each fiscal year. To the extent we do not exceed the annual limitations any unused amount up to $10.0 million in any fiscal year will be carried forward to the following fiscal year and will increase the limit in the succeeding year by such carry-forward amount. We carried-forward $9.4 million from 2004 that has been included in the table below for 2005 (in thousands):

Amount
2005	$84,400
2006	75,000

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

As of April 17, 2005, we had $6.7 million outstanding under various real estate and equipment loans with GE Capital. These loans bear interest at the 30-day commercial paper rate plus 3.0% to 3.5%, mature from 2008 to 2016, and are secured by buildings, equipment and improvements on certain properties. In addition, we had $7.1 million outstanding under various real estate and equipment loans with other lenders. These loans bear interest at rates ranging from 2.1% to 13.4% and mature from 2006 to 2021. The GE Capital loans, together with certain of our other loans, require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum EBITDA ratio and a maximum funded indebtedness ratio. As of April 17, 2005, we were in compliance with all of these financial ratios.

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

Inflation

The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during first quarter 2005 due primarily to rising commodity prices for certain foods we purchase at market rates, cost pressures in certain supplies and energy-related items and higher costs for materials and labor related to construction of our new restaurants. Uncertainties related to future commodity prices and other cost pressures including wages and construction materials make it difficult to predict what impact, if any, inflation may have during the remainder of 2005 and beyond.

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

Impairment of Long-Lived Assets. Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, intangibles and goodwill are reviewed at least annually for impairment or sooner if events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Expected cash flows associated with an asset is the key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges in first quarter 2005 or first quarter 2004.

We completed our most recent goodwill and other intangible assets impairment tests in December 2004 and determined that there were no impairment losses related to goodwill and other intangible assets. We completed our most recent property and equipment impairment tests in April 2005 and determined that there were no impairment losses related to property and equipment.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require us to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the annual period beginning after June 15, 2005, with early adoption permitted. We have decided to adopt SFAS No. 123R in the first quarter of 2006. Adoption of the expensing requirements will reduce our future reported earnings in a manner similar to that described in Note 2 to the condensed consolidated financial statements included herein. We are currently evaluating the specific impacts of adoption, which include whether or not we should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

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

Forward-Looking Statements

Certain information contained in this Form 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

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

Other risks, uncertainties and factors, including those discussed under “Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 26, 2004, could cause our actual results to differ materially from those projected in any forward-looking statements we make. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Under our amended revolving credit agreement, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: the Prime Rate plus 1.0% to 1.75%, or a London Interbank Offered Rate (LIBOR), based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 2.0% to 2.75%. The spread, or margin, for Prime Rate and LIBOR loans under the revolving credit agreement are subject to quarterly adjustment based on our then current leverage ratio, as defined by the agreement.

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

We are a party to a variable-to-fixed interest rate swap agreement that became effective in January 2003 and expires in January 2006. The agreement has been designated as a cash flow hedge under which we pay interest on $10.0 million of notional amount at a fixed rate and receive interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us resets according to the then current 1-month LIBOR rate determined two banking days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by Statement of Financial Accounting Standards No. 133, and there were no gains or losses recognized in earnings during first quarters 2005 or 2004. As of April 17, 2005, the unrealized gain, net of tax, on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in comprehensive income totaled $23,100.

As of April 17, 2005, we had $29.6 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $296,000 on an annualized basis.

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

Our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Controls over Financial Reporting

In our annual report on Form 10-K for the fiscal year ended December 26, 2004, we identified and disclosed a material weakness in our internal controls over financial reporting related to the way we previously accounted for leases. To remediate the weakness, we changed our accounting policies regarding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. Management believes the above measures have addressed the material weakness described in our annual report on Form 10-K for the year ended December 26, 2004. Management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

During the sixteen weeks ended April 17, 2005, there were no other significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Red Robin Gourmet Burgers, Inc.

May 27, 2005	/s/ James P. McCloskey
(Date)	James P. McCloskey Chief Financial Officer