Form 10-Q
period 2005-07-10
RED ROBIN GOURMET BURGERS INC
filed 2005-08-19
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 0-49916

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

As of the latest practicable date prior to filing this report there were 16,325,485 outstanding shares of the registrant’s common stock.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	July 10, 2005	December 26, 2004
Assets:
Current Assets:
Cash and cash equivalents	$7,030	$4,980
Accounts receivable, net	2,715	2,345
Inventories	5,885	5,422
Prepaid expenses and other current assets	2,620	4,401
Income tax refund receivable	—	1,779
Deferred tax asset	1,605	1,605
Restricted current assets – marketing funds	1,201	1,145

Total current assets	21,056	21,677

Property and equipment, net	233,786	205,304
Deferred tax asset	1,450	1,468
Goodwill	25,720	25,720
Other intangible assets, net	7,393	7,584
Other assets, net	2,213	2,748

Total assets	$291,618	$264,501

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$13,216	$9,759
Accrued payroll and payroll related liabilities	15,748	14,637
Unredeemed gift certificates	3,532	5,646
Accrued liabilities	8,419	7,241
Accrued liabilities – marketing funds	1,201	1,145
Current portion of debt and capital lease obligations	34,742	3,148

Total current liabilities	76,858	41,576

Deferred rent payable	14,111	13,378
Long-term debt and capital lease obligations	10,818	44,595
Other non-current liabilities	3,766	3,219
Commitments and contingencies
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,305,688 and 16,146,486 shares issued and outstanding as of July 10, 2005 and December 26, 2004, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	130,424	125,685
Deferred stock compensation	(25)	(50)
Receivables from stockholders/officers	—	(4,155)
Accumulated other comprehensive income, net of tax	27	—
Retained earnings	55,623	40,237

Total stockholders’ equity	186,065	161,733

Total liabilities and stockholders’ equity	$291,618	$264,501

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2005	July 11, 2004	July 10, 2005	July 11, 2004
Revenues:
Restaurant	$110,832	$89,601	$247,815	$201,189
Franchise royalties and fees	3,210	2,811	7,287	6,121
Rent revenue	62	61	211	197

Total revenues	114,104	92,473	255,313	207,507

Costs and expenses:
Restaurant operating costs:
Cost of sales	26,113	21,322	58,593	48,115
Labor	37,567	30,358	83,468	68,843
Operating	16,318	13,096	36,927	29,629
Occupancy	6,789	5,648	15,640	12,929
Depreciation and amortization	5,957	4,817	13,243	10,715
General and administrative	8,296	7,095	19,520	17,517
Pre-opening costs	992	1,127	2,812	2,575

Total costs and expenses	102,032	83,463	230,203	190,323

Income from operations	12,072	9,010	25,110	17,184
Interest expense, net	704	505	1,519	1,238
Other	18	(207)	63	(169)

Income before income taxes	11,350	8,712	23,528	16,115
Provision for income taxes	3,927	3,033	8,142	5,526

Net income	$7,423	$5,679	$15,386	$10,589

Earnings per share:
Basic	$0.46	$0.35	$0.95	$0.66

Diluted	$0.45	$0.35	$0.93	$0.65

Weighted-average shares outstanding:
Basic	16,255	16,007	16,199	15,985

Diluted	16,679	16,302	16,619	16,301

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-eight Weeks Ended
	July 10, 2005	July 11, 2004
Cash Flows From Operating Activities:
Net income	$15,386	$10,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,243	10,715
Other	2,728	79
Changes in operating assets and liabilities	5,889	7,378

Net cash provided by operating activities	37,246	28,761

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	—	1,102
Purchases of property and equipment	(39,377)	(35,351)

Net cash used in investing activities	(39,377)	(34,249)

Cash Flows From Financing Activities:
Borrowings of debt	9,301	8,849
Payments of debt and capital lease obligations	(11,621)	(5,157)
Repayment of stockholders/officers notes	3,600	53
Proceeds from exercise of stock options and employee stock purchase plan	2,901	912

Net cash provided by financing activities	4,181	4,657

Net increase (decrease) in cash and cash equivalents	2,050	(831)
Cash and cash equivalents, beginning of period	4,980	4,871

Cash and cash equivalents, end of period	$7,030	$4,040

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$5,696	$1,546
Interest paid, net of amounts capitalized	1,330	1,176

Supplemental Disclosure of Non-Cash Items:
Purchases of property and equipment on account	$1,760	$4,371
Capital lease obligations incurred for equipment purchases	137	—
Tenant improvement allowance paid directly by landlord to general contractor	—	1,383

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. and its subsidiaries (Red Robin or the Company) is a casual dining restaurant chain which operates company-owned restaurants from facilities that are owned or leased and also sells franchises and receives royalties from franchised restaurants. As of July 10, 2005, there were 148 company-owned restaurants and 126 restaurants operating under franchise or license agreements in 31 states and two Canadian provinces.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of these financial statements pertain to valuation of long-lived assets, fixed asset lives, impairment of goodwill, estimated useful lives of other intangible assets, bonuses, self-insurance and workers’ compensation reserves and income taxes. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2004.

During the period ended July 10, 2005, the Company changed the manner in which it reports costs relating to complimentary team member meals. This change has no effect on net income. Historically, the Company has reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. The Company has now determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein have been restated to reflect this change in reporting. For the twelve weeks ended July 10, 2005, restaurant revenues decreased by $1.6 million, or 1.4%, and restaurant labor costs and general and administrative costs decreased by $1.5 million and $67,600, respectively. For the twelve weeks ended July 11, 2004, restaurant revenues decreased by $1.3 million, or 1.4%, and restaurant labor costs and general and administrative costs decreased by $1.3 million and $56,300, respectively. For the twenty-eight weeks ended July 10, 2005, restaurant revenues decreased by $3.5 million, or 1.4%, and restaurant labor costs and general and administrative costs decreased by $3.4 million and $141,100, respectively. For the twenty-eight weeks ended July 11, 2004, restaurant revenues decreased by $3.0 million, or 1.4%, and restaurant labor costs and general and administrative costs decreased by $2.9 million and $126,700, respectively.

During the period ended July 10, 2005, the Company determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. The Company’s financial statements for the twenty eight-weeks ended July 11, 2004 have been restated from amounts previously reported to reduce cash flows from operating activities and to increase cash flows from investing activities by $4.4 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This change has no effect on net income or the amount of cash and cash equivalents reported.

The Company’s quarter which ended July 10, 2005, is referred to as second quarter 2005, or the twelve weeks ended July 10, 2005; the first quarter ended April 17, 2005, is referred to as first quarter 2005, or the sixteen weeks ended April 17, 2005; together the first and second quarters of 2005 are referred to as the twenty-eight weeks ended July 10, 2005. The Company’s quarter which ended July 11, 2004, is referred to as second quarter 2004, or the twelve weeks ended July 11, 2004; the first quarter ended April 18, 2004, is referred to as first quarter 2004, or the

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sixteen weeks ended April 18, 2004; together the first and second quarters of 2004 are referred to as the twenty-eight weeks ended July 11, 2004.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In addition, disclosures regarding changes in financial statement reporting are included in “Basis of Presentation,” above.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact the adoption of FIN 47 may have on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure all team member stock-based compensation awards using a fair value method and record such expense in the Company’s financial statements. This statement becomes effective for annual periods beginning after June 15, 2005, with early adoption permitted. The Company has decided to adopt SFAS 123R in the first quarter of 2006. Adoption of the expensing requirements will reduce the Company’s future reported earnings in a manner similar to that described in Note 2. In addition, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This change in reporting will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. Management is currently evaluating the specific impacts of adoption, including whether the Company should adopt the requirements on a retrospective basis, which valuation model is most appropriate and what type of stock-based awards may be granted in the future.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 become effective for annual periods beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

2.	Stock-Based Compensation

Employee Stock Purchase Plan — The Company maintains an Employee Stock Purchase Plan (ESPP) under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period, or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and other team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan, which operates in successive six-month periods commencing on January 1 and July 1 of each year. A total of 5,036 and 14,211 shares were issued through the ESPP during the twelve and twenty-eight weeks ended July 10, 2005, respectively. A total of 300,000 shares of common stock have been authorized for issuance under this plan, of which 261,438 shares remain available for future issuance.

Employee Stock Compensation Plans — During the twelve and twenty-eight weeks ended July 10, 2005, respectively, a total of 73,200 and 358,875 employee stock options were granted under the Company’s 2004 Stock Incentive Plan at an exercise price equal to the closing market price on the dates of the grant. The weighted-average exercise price of these options was $56.18 and $52.09, per share, respectively. The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock based compensation to team members, whereby any intrinsic value as determined on the measurement date results in compensation. Accordingly, compensation expense was recognized during each period presented for options granted with intrinsic value on the measurement date. No compensation expense is recognized on the Company’s financial statements for employee stock options granted at a price equal to or greater than the market price of the Company’s common stock on the measurement date. If under SFAS 123, Accounting for Stock Based

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2005	July 11, 2004	July 10, 2005	July 11, 2004
Net income, as reported	$7,423	$5,679	$15,386	$10,589
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	39	12	47	24
Deduct: Stock-based employee compensation costs based on fair value method, net of tax benefit	(739)	(531)	(1,396)	(1,104)

Pro forma net income	$6,723	$5,160	$14,037	$9,509

Basic earnings per share:
As reported	$0.46	$0.35	$0.95	$0.66

Pro forma	$0.41	$0.32	$0.87	$0.59

Diluted earnings per share:
As reported	$0.45	$0.35	$0.93	$0.65

Pro forma	$0.40	$0.32	$0.84	$0.58

The weighted-average fair value of options at their grant date during the twelve and twenty-eight weeks ended July 10, 2005, where the exercise price equaled the market price on the grant date, was $18.80 and $18.67, respectively. The weighted-average fair value of options at their grant date during the twelve and twenty-eight weeks ended July 11, 2004, where the exercise price equaled the market price on the grant date, was $11.50 and $11.41, respectively. The estimated fair value of each option grant is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2005	July 11, 2004	July 10, 2005	July 11, 2004
Risk-free interest rate	3.8%	3.9%	4.0%	3.3%
Expected years until exercise	5.5	5.5	5.5	5.5
Expected stock volatility	30.3%	40.8%	31.2%	41.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

3.	Borrowings

Borrowings at July 10, 2005 and December 26, 2004 are summarized below (in thousands):

	July 10, 2005	December 26, 2004
Revolving credit agreement	$31,959	$31,500
Capital leases	7,063	7,106
Collateralized notes payable	6,538	9,137

	45,560	47,743
Current portion	(34,742)	(3,148)

Long-term debt and capital lease obligations	$10,818	$44,595

        As of July 10, 2005, borrowings outstanding under the revolving credit agreement bore interest at approximately 5.4%, excluding the effect of the Company’s cash flow hedge. The revolving credit agreement, which is scheduled to expire on May 19, 2006, has a maximum borrowing capacity of $85.0 million. As of July 10, 2005,

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all borrowings under the revolving credit agreement have been classified as current because they are scheduled to mature within one year. In order to execute its future growth plans, the Company is currently reviewing its alternatives to restructure its debt financing prior to May 19, 2006. There can be no guarantee that financing will be available on acceptable terms, or at all. If the Company is unable to restructure its debt financing prior to May 19, 2006, that could have a material adverse affect on the Company’s financial condition and results of operations. Debt financing, if available, may involve significant cash payment obligations and covenants that may restrict management’s ability to operate the business.

The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of the Company’s subsidiaries and a first priority lien on substantially all of the Company’s tangible and intangible assets. The amended revolving credit agreement requires that the Company comply with a maximum leverage ratio as well as a minimum fixed charge coverage ratio, and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) requirements. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, sell assets, incur indebtedness, make investments, certain repurchase of capital stock and create liens. Additionally, the amended revolving credit agreement prohibits the Company from declaring or paying any dividends or making any other distributions on any shares of the Company’s stock, subject to specified exceptions. As of July 10, 2005, the Company was in compliance with all covenants related to the amended credit agreement.

As of July 10, 2005, an irrevocable letter of credit totaling approximately $2.7 million was being maintained to back the Company’s self-insured workers’ compensation program. Future borrowings available under the Company’s revolving credit agreement are reduced by the amount of the irrevocable letter of credit outstanding.

4.	Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During the twelve and twenty-eight weeks ended July 10, 2005, respectively, a total of 27,300 and 123,900 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the twelve and twenty-eight weeks ended July 11, 2004, respectively, a total of 73,800 and 74,300 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2005	July 11, 2004	July 10, 2005	July 11, 2004
Net income	$7,423	$5,679	$15,386	$10,589

Basic weighted-average shares outstanding	16,255	16,007	16,199	15,985
Dilutive effect of stock options	424	295	420	316

Diluted weighted-average shares outstanding	16,679	16,302	16,619	16,301
Earnings per share:
Basic	$0.46	$0.35	$0.95	$0.66

Diluted	$0.45	$0.35	$0.93	$0.65

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Related Party Transactions

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Management Performance Common Stock Option Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under the Company’s 1990 and 1996 Stock Option Plans. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of July 10, 2005, the number of fully vested early exercised options totaled 764,345. A total of 11,517 unvested early exercise options were scheduled to vest in January 2006. See Note 8 regarding the Company’s intent to repurchase the 11,517 unvested shares during third quarter 2005.

The 775,862 early exercise options and 146,522 fully vested shares were issued in exchange for full recourse notes totaling $5.4 million, which bore interest at 4.65% per annum with maturity dates that originally ranged from June 26, 2006 to January 29, 2012. During the year ended December 26, 2004, certain officers repaid their obligations under these notes in full, including interest, and as a result only one note in the principal amount of $3.0 million remained outstanding as of December 26, 2004. On May 19, 2005, the Company’s former chief executive officer repaid the $3.0 million remaining note, as well as $451,638 of interest accrued thereon. During the twelve weeks ended July 10, 2005 and July 11, 2004, interest income of $13,900 and $60,300, respectively, was recognized on the then outstanding notes. During the twenty-eight weeks ended July 10, 2005 and July 11, 2004, interest income of $62,400 and $141,500, respectively, was recognized on the then outstanding notes.

The Company’s former chief executive officer also had two $300,000 notes payable to the Company which were issued in June 2000 and May 2001 in connection with his employment agreement. These notes bore interest at 6.62% and 5.07%, respectively, and the principal and related interest receivable was recorded as a reduction of stockholders’ equity. During February 2005, the Company’s former chief executive officer repaid these notes in full, as well as $171,100 of interest accrued thereon. During the twelve weeks ended July 11, 2004, the Company recognized interest income of $9,900 on these notes. During the twenty-eight weeks ended July 10, 2005 and July 11, 2004, the Company recognized interest income of $5,600 and $23,000, respectively, on these notes.

The Company’s former chief executive officer and its senior vice president of restaurant operations own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin® restaurants under franchise agreements. The Company recognized royalty income from Mach Robin in the amounts of $225,600 and $215,100 in the twelve weeks ended July 10, 2005 and July 11, 2004, respectively, and $506,700 and $495,400 in the twenty-eight weeks ended July 10, 2005 and July 11, 2004, respectively. An entity controlled by Mach Robin owns Red Robin Restaurants of Canada, Ltd (RRRC), which operates Red Robin® restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $213,300 and $207,500 in the twelve weeks ended July 10, 2005 and July 11, 2004, respectively, and $495,600 and $485,500 in the twenty-eight weeks ended July 10, 2005 and July 11, 2004, respectively.

6.	Other Comprehensive Income

Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2005	July 11, 2004	July 10, 2005	July 11, 2004
Net income	$7,423	$5,679	$15,386	$10,589
Unrealized gain on cash flow hedge	4	60	27	65

Total comprehensive income	$7,427	$5,739	$15,413	$10,654

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Contingencies

On August 11, 2005, the Company announced certain management changes discussed in detail in Note 8. These management changes followed an internal investigation conducted by a special committee of the Company’s board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chief executive officer that were inconsistent with Company policies or that lacked sufficient documentation. The Company has notified the Securities and Exchange Commission of the internal investigation conducted by the special committee.

On August 15, 2005, a purported class action complaint was filed in the United States District Court for the District of Colorado by Andre Andropolis on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005 against the Company, our former chief executive officer and former chief financial officer. The complaint alleges violations of the Securities Exchange Act of 1934. According to the complaint, the defendants caused the Company’s shares to trade at artificially inflated levels by issuing a series of materially false and misleading statements regarding the Company’s financial statements and business prospects and by concealing improper self dealing by the Company’s former chief executive officer. The Company is aware that other law firms have recently issued press releases encouraging stockholders to participate in this lawsuit. The Company has not yet been served with the Andropolis complaint. The Company believes that the allegations against the Company contained in this lawsuit are without merit, and the Company intends to vigorously defend this lawsuit.

The Company cannot predict the outcome of the Andropolis lawsuit or what actions the Securities and Exchange Commission may take as a result of these matters. It is possible that the Company may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on the Company’s financial condition and results of operations.

In the normal course of business, the Company has various other claims in process, matters in litigation and other contingencies. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on the Company’s financial position and results of operations.

8.	Subsequent Events

On August 11, 2005, the Company announced the retirement of Michael J. Snyder as the Company’s chairman, president and chief executive officer, and the resignation of James P. McCloskey as senior vice president and secretary. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company will record a non-cash general and administrative expense in third quarter 2005 of approximately $2.8 million, or $1.8 million net of tax. This charge relates to approximately 400,000 stock options granted in May 2000 that were accelerated by the board of directors in 2002 and exercised by Mr. Snyder and Mr. McCloskey in 2002. This acceleration triggered the modification of these awards such that they were revalued based upon the fair value of the underlying stock at the time of the modification. Absent this modification, these stock option awards would have been forfeited upon the retirement and resignation of Mr. Snyder and Mr. McCloskey. Because these awards would not have vested under their original terms, the Company is required to recognize compensation costs in the period of departure in an amount equal to the excess fair value of the underlying stock over the option exercise price at the time of the modification.

As discussed in Note 5, the Company maintains a right of repurchase related to 11,517 shares of common stock issued upon early exercise in 2002. As a result of the resignation of Mr. McCloskey, as discussed above, the Company’s board of directors has determined that it will repurchase these shares in third quarter 2005 at a cost to the Company of approximately $83,500, or $7.25 per share. Following the repurchase, these shares will be held by the Company as treasury stock until such time as they are reissued or retired, at the discretion of the board of directors.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 11, 2005, the Company also announced that Dennis B. Mullen, a Company director since 2002, has been named chairman and chief executive officer. In addition, the Company announced that Eric C. Houseman was promoted from vice president of restaurant operations to president and chief operating officer, and that Todd A. Brighton was promoted from vice president of development to senior vice president and chief development officer.

These management and governance changes followed an internal investigation commenced during second quarter 2005 by a special committee of the Company’s board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by Mr. Snyder since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. On August 18, 2005, Mr. Snyder and the Company entered into a Restitution Agreement, and on August 19, 2005, Mr. Snyder reimbursed the Company $1.25 million for these expenses pursuant to the Restitution Agreement. The Company will recognize a pre-tax gain of $1.25 million, or approximately $0.05 per share after tax, during third quarter 2005 as a result of this reimbursement.

On August 19, 2005, the Company amended its revolving credit agreement with Wachovia Bank, N.A. and other financial institutions named therein. This amendment increased the annual limitation on capital expenditures for 2005 to $100.0 million, from the previous annual limitation for 2005 of $84.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provide a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in our annual report on Form 10-K for the year ended December 26, 2004, and elsewhere herein.

Overview

Red Robin is a casual dining restaurant chain focused on serving an imaginative selection of high-quality gourmet burgers and innovative menu items in a family-friendly environment. We operate company-owned restaurants from facilities that we own or lease and sell franchises and receive royalties from franchised restaurants.

Our objective is to be the leading gourmet burger and casual dining restaurant destination. In managing our operations, we focus on four cornerstones that we believe are essential to the success of our business: Values, People, Burgers and Time. Our restaurants are designed to create a fun and memorable dining experience in a family-friendly atmosphere and provide our guests with an exceptional dining value. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 whom we refer to as tweens, and younger children. All of our menu items are prepared to order in our restaurants. The food items on our menu as of the date of this report ranged in price from $2.99 to $11.79. Our per person average guest check, including beverages, was approximately $10.62 and $10.51, respectively, during the twelve and twenty-eight weeks ended July 10, 2005, compared to $10.35 and $10.23 for the twelve and twenty-eight weeks ended July 11, 2004.

We are pursuing a disciplined growth strategy that includes the addition of company-owned and franchised restaurants. Our restaurant expansion strategy focuses primarily on further penetrating existing markets with a cluster strategy and selectively entering into new markets. We believe that our site selection strategy is critical to our success and we devote substantial time and effort to evaluating each site. Our site selection criteria focus on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic and a highly visible site. Our prototype restaurant is a free-standing building with approximately 6,350 square feet, approximately 200 seats and a patio. Our average cash investment cost for the 11 free-standing restaurants we opened during the twenty-eight weeks ended July 10, 2005, was $2.4 million, excluding land and pre-opening costs.

Recent Developments

On August 11, 2005, the Company announced the retirement of Michael J. Snyder as the Company’s chairman, president and chief executive officer, and the resignation of James P. McCloskey as the Company’s senior vice president and secretary. The Company also announced the appointment of Dennis B. Mullen, a Company director since 2002, as chairman and chief executive officer. In addition, the Company announced that Eric C. Houseman was promoted from vice president of restaurant operations to president and chief operating officer, and that Todd A. Brighton was promoted from vice president of development to senior vice president and chief development officer.

These management and governance changes followed an internal investigation conducted by a special committee of the Company’s board of directors relating to use of chartered aircraft and travel and entertainment expenses, including charitable donations. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by Mr. Snyder since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. On August 18, 2005, Mr. Snyder and the Company entered into a Restitution Agreement, and on August 19, 2005, Mr. Snyder reimbursed the Company $1.25 million for these expenses pursuant to the Restitution Agreement. We will recognize a pre-tax gain in third quarter 2005 of $1.25 million, or approximately $0.05 per share after tax, as a result of this reimbursement. The Company has notified the Securities and Exchange Commission of the internal investigation.

In conjunction with the retirement of Mr. Snyder and resignation of Mr. McCloskey, we will record a non-cash general and administrative expense in third quarter 2005 of approximately $2.8 million, or $1.8 million net of tax, for stock options that were accelerated and exercised in 2002. See Note 8 in the accompanying notes to condensed consolidated financial statements for more detail regarding the nature of this charge.

On August 15, 2005, a purported class action complaint was filed in the United States District Court for the District of Colorado by Andre Andropolis on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005 against the Company, our former chief executive officer and former chief financial officer. The complaint alleges violations of the Securities Exchange Act of 1934. According to the complaint, the defendants caused the Company’s shares to trade at artificially inflated levels by issuing a series of materially false and misleading statements regarding the Company’s financial statements and business prospects and by concealing improper self dealing by the Company’s former chief executive officer. The Company is aware that other law firms have recently issued press releases encouraging stockholders to participate in this lawsuit. The Company has not yet been served with the Andropolis complaint. Management believes that the allegations against the Company contained in this lawsuit are without merit, and we intend to vigorously defend this lawsuit.

Management cannot predict the outcome of the Andropolis lawsuit or what actions the Securities and Exchange Commission may take as a result of these matters. It is possible that we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on our financial condition and results of operations.

Unit Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended July 10, 2005	Twenty-eight Weeks Ended July 10, 2005
Company-owned:
Beginning of period	145	137
Opened during period	3	11

End of period	148	148

Franchised:
Beginning of period	123	118
Opened during period	4	9
Closed during period	(1)	(1)

End of period	126	126

Total number of Red Robin® restaurants	274	274

Since July 10, 2005 and through August 19, 2005, we have opened two additional company-owned restaurants, bringing our total restaurant count as of August 19, 2005, to 150 company-owned restaurants, 126 franchised restaurants and 276 total restaurants located in 31 states and two Canadian provinces. We expect to open an additional 13 company-owned restaurants and we anticipate that our franchisees will open six to eight additional restaurants during the remainder of 2005.

We reflect restaurants as comparable in the first period following five full quarters of operations. Our company-owned comparable restaurant sales increased 4.8% and 5.3% for the twelve and twenty-eight weeks ended July 10, 2005, compared to the twelve and twenty-eight weeks ended July 11, 2004, respectively. Average weekly sales for comparable company-owned restaurants were $64,655 and $64,213 for the twelve and twenty-eight weeks ended July 10, 2005, compared to $61,670 and $60,963, respectively, for the twelve and twenty-eight weeks ended July 11, 2004. Average weekly sales for non-comparable company-owned restaurants were $61,828 and $59,895 for the twelve and twenty-eight weeks ended July 10, 2005, respectively, compared to $57,745 and $57,387 for the non-comparable restaurants in the twelve and twenty-eight weeks ended July 11, 2004.

Results of Operations

Our net income for the twelve and twenty-eight weeks ended July 10, 2005 increased $1.7 million and $4.8 million, respectively, and diluted earnings per share increased 28.6% and 43.1%, respectively, compared to the same period one year ago. Overall, these improvements are attributable to increased income from operations from our company-owned restaurants and franchise royalties and fees driven primarily by an increase in the number of units being operated during the current period versus the period one year ago.

Historically, we have experienced variability in the amount of pre-opening costs both in aggregate dollars and as a percentage of total revenues. We typically incur the most significant portion of pre-opening costs associated with a given restaurant within the six weeks immediately preceding the date of each new restaurant opening. In addition, our experience to date has been that cost of sales, labor and operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than we expect after that time, both in aggregate dollars and as a percentage of restaurant revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, cost of sales, labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact.

The following table sets forth certain unaudited quarterly information for the twelve and twenty-eight weeks ended July 10, 2005 and July 11, 2004, expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2005	July 11, 2004	July 10, 2005	July 11, 2004
Revenues:
Restaurant	97.1%	96.9%	97.1%	97.0%
Franchise royalties and fees	2.8	3.0	2.9	2.9
Rent revenue	0.1	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.6	23.8	23.6	23.9
Labor	33.9	33.9	33.7	34.2
Operating	14.7	14.6	14.9	14.7
Occupancy	6.1	6.3	6.3	6.4

Total restaurant operating costs	78.3	78.6	78.5	79.3
Depreciation and amortization	5.2	5.2	5.2	5.2
General and administrative	7.3	7.7	7.6	8.4
Pre-opening costs	0.9	1.2	1.1	1.2
Income from operations	10.6	9.7	9.8	8.3
Interest expense, net	0.6	0.5	0.6	0.6
Other	—	(0.2)	—	(0.1)
Income before income taxes	9.9	9.4	9.2	7.8
Provision for income taxes	3.4	3.3	3.2	2.7
Net income	6.5%	6.1%	6.0%	5.1%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Second Quarter 2005 (Twelve Weeks) compared to Second Quarter 2004 (Twelve Weeks)

Revenues

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $21.2 million, or 23.7%, to $110.8 million, compared to $89.6 million a year ago. A total of $17.1 million of this increase was attributable primarily to the 23 new restaurants opened since the end of second quarter 2004. Comparable restaurant revenues increased by $4.1 million, or 4.8%, compared to a year ago, driven by a 2.2% increase in guest counts and a 2.6% increase in the average guest check.

During the period ended July 10, 2005, we changed the manner in which we report costs relating to complimentary team member meals. This change has no effect on net income. Historically, we reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. We have now determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein have been restated to reflect this change in reporting. For the twelve weeks ended July 10, 2005, restaurant revenues decreased by $1.6 million, or 1.4%, and restaurant labor costs and general and administrative costs decreased by $1.5 million and $67,600, respectively. For the twelve weeks ended July 11, 2004, restaurant revenues decreased by $1.3 million, or 1.4%, and restaurant labor costs and general and administrative costs decreased by $1.3 million and $56,300, respectively.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased by $399,700, or 14.2%, to $3.2 million, compared to $2.8 million a year ago. Franchise royalties increased by $421,200, or 15.9%, to $3.1 million, from $2.7 million due primarily to the 14 new restaurants opened by our franchises since the end of second quarter 2004. Our franchises reported that comparable sales for U.S. and Canadian restaurants increased 3.8% and 6.7%, respectively. Franchise fees decreased by $21,500, or 13.5%, to $138,300, from $159,900 a year ago, due primarily to the fact that four franchise restaurants were opened in second quarter 2005, compared to five in second quarter 2004.

Costs and Expenses

Cost of sales. Cost of sales, which is comprised of food and beverage expenses, increased by $4.8 million, or 22.5%, to $26.1 million, from $21.3 million, due primarily to more restaurants being operated during second quarter 2005. The components of cost of sales are variable and generally increase with sales volume. The 0.2% improvement in cost of sales as a percentage of restaurant revenues was primarily due to menu mix changes, and purchasing initiatives designed to reduce food and beverage costs.

Labor. Labor costs, which include restaurant hourly wages, hourly floor supervisory wages and management salaries, bonuses, taxes and benefits for restaurant team members, increased by $7.2 million, or 23.7%, to $37.6 million, from $30.4 million. This increase was due primarily to more restaurants being operated in second quarter 2005. Overall, labor as a percentage of restaurant revenues at our comparable restaurants improved 0.5%, to 33.2% from 33.7%. This improvement was due primarily to decreased bonus expenses in second quarter 2005 compared to a year ago. Labor at our non-comparable restaurants, increased 0.9%, to 36.4% from 35.5%. The increase was primarily driven by higher controllable labor costs at the restaurants that have opened during 2005, which was offset in part by improvements in controllable labor and lower bonuses at the restaurants that opened in 2004.

Operating. Operating costs, which include restaurant supplies, services and maintenance, marketing costs, utilities, and other related costs, increased by $3.2 million, or 24.6%, to $16.3 million, from $13.1 million, due primarily to more restaurants being operated in second quarter 2005. In general, our operating costs increase with sales volume but decline as a percentage of restaurant revenues. However, during second quarter 2005, our operating costs as a percentage of restaurant revenues increased as a result of higher costs for certain supplies and energy-related items due to rising materials and transportation costs, including fuel surcharges.

Occupancy. Occupancy costs, which include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general insurance and other property costs, increased by $1.1 million, or 20.2%, to $6.8 million, from $5.6 million, due primarily to more restaurants being operated in second quarter 2005. Our occupancy costs generally increase with sales volume but decline as a percentage of restaurant revenues.

Depreciation and amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants as well as amortization of franchise rights and liquor licenses. Depreciation and amortization increased by $1.1 million, or 23.7%, to $6.0 million, from $4.8 million, due primarily to more restaurants being operated in second quarter 2005. Average depreciation costs per restaurant were mostly unchanged in second quarter 2005, compared to a year ago.

General and administrative. General and administrative costs include all corporate and administrative functions that support existing operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses and related employee benefits, travel, information systems, training, office rent, professional and consulting fees and marketing costs. General and administrative costs increased by $1.2 million, or 16.9%, to $8.3 million, from $7.1 million. This increase was primarily due to additional headcount, salaries and related costs attributable to operating more company-owned restaurants as well as additional headcount, salaries and related costs in finance and several senior management positions. These increases were offset in part by a reduction in marketing costs, which were $850,000 lower in second quarter 2005 compared to a year ago. Our actual marketing dollars spent on media initiatives and promotions during second quarter 2005 were mostly unchanged from a year ago. However, restaurant contributions to the corporate marketing fund, which are recorded as restaurant operating expenses, increased $250,000 compared to a year ago, and we benefited from a $550,000 marketing program rebate from our cooperative advertising and promotion fund.

Pre-opening costs. Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force, travel, the cost of food and beverages used in training, marketing costs and other direct costs related to the opening of new restaurants. Pre-opening costs were $992,400 in second quarter 2005, compared to $1.1 million in second quarter 2004. Excluding non-cash rental costs of approximately $50,000 per leased unit, pre-opening costs for the restaurants we opened during second quarter 2005 averaged $197,700 per restaurant compared to an average of $187,000 per restaurant in second quarter 2004. This increase was attributable to increased labor, travel and supplies costs from an enhanced pre-opening training program implemented in 2005 to improve our new restaurant opening experience. Total non-cash rental costs were $271,900 and $255,400 in second quarters 2005 and 2004, respectively.

Interest expense, net. Interest expense, net, increased by $198,700, or 39.3%, to $704,000, from $505,300, due to a $156,600 increase in interest expense and a $42,100 reduction in interest income. Interest expense increased because we had more variable rate borrowings outstanding and our variable interest rates were higher during second quarter 2005 than in the period one year ago.

Other. Other expense was $18,000 in second quarter 2005, compared to other income of $206,500 in second quarter 2004. During second quarter 2004, we sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $256,900.

Provision for income taxes. The provision for income taxes increased by $895,200, or 29.5%, to $3.9 million, from $3.0 million, due primarily to increased pre-tax earnings. Our effective income tax rate for second quarter 2005 was 34.6%, compared to 34.8% for second quarter 2004.

Twenty-eight Weeks ended July 10, 2005 compared to Twenty-eight Weeks ended July 11, 2004

Revenues

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $46.6 million, or 23.2%, to $247.8 million, compared to $201.2 million a year ago. A total of $36.4 million of this increase was attributable primarily to the 23 new restaurants opened since the end of second quarter 2004. Comparable restaurant revenues increased by $10.2 million, or 5.3%, versus a year ago, driven by a 2.5% increase in guest counts and a 2.8% increase in the average guest check. We anticipate that restaurant revenues will continue to grow during the remainder of 2005 due to the anticipated addition of 15 new restaurants during the second half of 2005 and the 23 new restaurants opened since the end of second quarter 2004. In addition, we anticipate that comparable restaurant sales will increase 2.0% to 3.0% in third quarter 2005 and 4.0% to 5.0% for full year 2005, compared to a year ago.

During the period ended July 10, 2005, we changed the manner in which we report costs relating to complimentary team member meals. This change has no effect on net income. Historically, we reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. We have now determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein have been restated to reflect this change in reporting. For the twenty-eight weeks ended July 10, 2005, restaurant revenues decreased by $3.5 million, or 1.4%, and restaurant labor costs and general and administrative costs decreased by $3.4 million and $141,100, respectively. For the twenty-eight weeks ended July 11, 2004, restaurant revenues decreased by $3.0 million, or 1.4%, and restaurant labor costs and general and administrative costs decreased by $2.9 million and $126,700, respectively.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased by $1.2 million, or 19.1%, to $7.3 million, compared to $6.1 million a year ago. Franchise royalties increased $1.3 million, or 22.0%, to $7.0 million, from $5.7 million, due primarily to the 14 new restaurants opened by our franchises since the end of second quarter 2004. Our franchises reported that comparable sales for U.S. and Canadian restaurants increased 5.7% and 5.1%, respectively. Franchise fees decreased $91,900, or 22.9%, to $310,000, from $401,900 a year ago, due primarily to the fact that nine franchise restaurants were opened in the twenty-eight weeks ended July 10, 2005, compared to twelve in the twenty-eight weeks ended July 11, 2004.

Costs and Expenses

Cost of sales. Cost of sales, which is comprised of food and beverage expenses, increased by $10.5 million, or 21.8%, to $58.6 million, from $48.1 million, due primarily to more restaurants being operated in the twenty-eight weeks ended July 10, 2005. The components of cost of sales are variable and generally increase with sales volume. We expect to see slight improvements in cost of sales as a percentage of restaurant revenues during the remainder of 2005 due primarily to more favorable produce costs and the menu price increases that took effect in mid-June 2005. We are not certain what impact fuel surcharges, which are embedded in our food and beverage costs, may have on our overall costs of sales, but we expect that these surcharges will continue to increase during the remainder of 2005.

Labor. Labor costs, which include restaurant hourly wages, hourly floor supervisory wages and management salaries, bonuses, taxes and benefits for restaurant team members, increased by $14.6 million, or 21.2%, to $83.5 million, from $68.8 million. This increase was due primarily to more restaurants being operated in the twenty-eight weeks ended July 10, 2005. Labor as a percentage of sales at our comparable restaurants improved 0.8%, to 33.2% from 34.0%, due to decreased bonus expenses and improvements in hourly labor costs as a percentage of restaurant revenues in the twenty-eight weeks ended July 10, 2005, compared to a year ago. We expect to see continued improvements in labor as a percentage of restaurant revenues at our comparable restaurants in the near term, due primarily to the benefit of lower bonus expenses.

Operating. Operating costs, which include restaurant supplies, services and maintenance, marketing costs, utilities, and other related costs, increased by $7.3 million, or 24.6%, to $36.9 million, from $29.6 million, due primarily to more restaurants being operated in the twenty-eight weeks ended July 10, 2005. In general, our operating costs increase with sales volume but decline as a percentage of restaurant revenues. However, during the twenty-eight weeks ended July 10, 2005, our operating costs as a percentage of restaurant revenues increased as a result of higher costs for certain supplies and energy-related items due to rising materials and transportation costs, including fuel surcharges. We expect operating costs as a percentage of restaurant revenues will increase slightly during the remainder of 2005 as a result of rising fuel surcharges and raw material costs related primarily to oil based products that impact various restaurant supplies.

Occupancy. Occupancy costs, which include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general insurance and other property costs, increased by $2.7 million, or 21.0%, to $15.6 million, from $12.9 million, due primarily to more restaurants being operated in the twenty-eight weeks ended July 10, 2005. Our occupancy costs generally increase with sales volume but decline as a percentage of restaurant revenues.

Depreciation and amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants as well as amortization of franchise rights and liquor licenses. Depreciation and amortization increased by $2.5 million, or 23.6%, to $13.2 million, from $10.7 million, due primarily to more restaurants being operated in the twenty-eight weeks ended July 10, 2005. Average depreciation costs per restaurant were mostly unchanged in the twenty-eight weeks ended July 10, 2005, compared to a year ago.

General and administrative. General and administrative costs include all corporate and administrative functions that support existing operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses and related employee benefits, travel, information systems, training, office rent, professional and consulting fees and marketing costs. General and administrative costs increased by $2.0 million, or 11.4%, to $19.5 million, from $17.5 million. This increase was primarily due to additional headcount, salaries and related costs attributable to operating more company-owned restaurants as well as additional headcount, salaries and related costs in finance and several senior management positions. These increases were offset in part by a reduction in marketing costs, which were $1.5 million lower in the twenty-eight weeks ended July 10, 2005, compared to a year ago. Our actual marketing dollars spent on media initiatives and promotions during the twenty-eight weeks ended July 10, 2005 decreased $350,000 from a year ago. In addition, restaurant contributions to the corporate marketing fund increased $560,000 compared to a year ago, and we benefited from a $550,000 marketing program rebate from our cooperative advertising and promotion fund. During the remainder of 2005, we expect general and administrative expenses to increase as a percentage of total revenues primarily as a result of marketing initiatives planned for the remainder of 2005. A portion of marketing dollars are discretionary and management determines whether or not to move forward with these initiatives based on a number of factors.

Pre-opening costs. Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force, travel, the cost of food and beverages used in training, marketing costs and other direct costs related to the opening of new restaurants. Pre-opening costs were $2.8 million in the twenty-eight weeks ended July 10, 2005, compared to $2.6 million in the twenty-eight weeks ended July 11, 2004. Excluding non-cash rental costs of approximately $50,000 per leased unit, pre-opening costs for the restaurants we opened during the twenty-eight weeks ended July 10, 2005 averaged $189,100 per restaurant compared to an average of $177,800 per restaurant in the twenty-eight weeks ended July 11, 2004. This increase was attributable to increased labor and travel costs from an enhanced pre-opening training program implemented in 2005 to improve our new restaurant opening experience. Total non-cash rental costs were $494,100 and $478,800 in the twenty-eight weeks ended July 10, 2005 and July 11, 2004, respectively. We expect pre-opening costs for the remainder of 2005 will increase as a result of costs related to restaurants we expect to open during the remainder of 2005 and early 2006.

Interest expense, net. Interest expense, net, increased by $280,500, or 22.7%, to $1.5 million, from $1.2 million, due to a $209,600 increase in interest expense and a $70,900 reduction in interest income. Interest expense increased because we had more variable rate borrowings outstanding and our variable interest rates were higher in the twenty-eight weeks ended July 10, 2005 than in the year ago period. We anticipate that our variable rate borrowings outstanding will increase during the remainder of 2005 to fund our expected growth, and that variable interest rates will continue to increase.

Other. Other expense was $63,500 in the twenty-eight weeks ended July 10, 2005, compared to other income of $168,600 in the twenty-eight weeks ended July 11, 2004. During the twenty-eight weeks ended July 11, 2004 we sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $256,900.

Provision for income taxes. The provision for income taxes increased by $2.6 million, or 47.4%, to $8.1 million, from $5.5 million, due primarily to increased pre-tax earnings. Our effective income tax rate for the twenty-eight weeks ended July 10, 2005 was 34.6%, compared to 34.3% in the twenty-eight weeks ended July 11, 2004. The increase in our effective income tax rate is primarily due to higher statutory rates in the states where we operate.

Liquidity and Capital Resources

Cash and cash equivalents were $7.0 million as of July 10, 2005, compared to $5.0 million at the end of fiscal 2004. We attempt to keep only enough cash on hand to satisfy our working capital requirements, which can vary substantially as a result of seasonality, construction and other corporate needs. All available cash in excess of our estimated working capital needs is generally used to repay borrowings under our revolving credit agreement. On July 25, 2005, we used cash on hand to repay an additional $2.0 million of borrowings outstanding under our revolving credit agreement. The changes in cash and cash equivalents for the periods presented were as follows (in thousands):

	Twenty-eight Weeks Ended
	July 10, 2005	July 11, 2004
Cash provided by operating activities	$37,246	$28,761
Cash used by investing activities	(39,377)	(34,249)
Cash provided by financing activities	4,181	4,657

Increase (decrease) in cash and cash equivalents	$2,050	$(831)

During the period ended July 10, 2005, management determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. Our financial statements for the twenty eight-weeks ended July 11, 2004 have been restated from amounts previously reported to reduce cash flows from operating activities and to increase cash flows from investing activities by $4.4 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This change has no effect on net income or the amount of cash and cash equivalents reported.

Operating Activities

Cash provided by operating activities in the twenty-eight weeks ended July 10, 2005 increased $8.5 million, or 29.5%, to $37.2 million, compared to $28.8 million a year ago, reflecting increased cash flows from restaurant and franchise operations offset by higher cash payments for taxes and interest.

Investing Activities

Cash used in investing activities during the twenty-eight weeks ended July 10, 2005 increased $5.1 million, or 15.0%, to $39.4 million, compared to $34.2 million a year ago. Our investing activities consist primarily of purchases of property and equipment related to the construction of restaurants as well as remodels and capital improvements of our existing restaurants. Cash provided by investing activities generally relates to proceeds generated from the sale of real estate, property and equipment.

Proceeds from Investing Activities. There were no proceeds from investing activities during the twenty-eight weeks ended July 10, 2005. Proceeds of $1.1 million were generated during the twenty-eight weeks ended July 11, 2004 as a result of the sale of a parcel of land.

Capital Expenditures. In the twenty-eight weeks ended July 10, 2005, we invested $39.4 million for construction of restaurants, remodels, capital improvements and various corporate initiatives, compared to $35.4 million a year ago.

During the remainder of 2005, we expect to spend $46.0 million to $49.0 million on costs related to the construction of new restaurants which will open in the second half of 2005 and early 2006. We anticipate that we will also spend $3.5 million to $4.5 million on restaurant remodels and capital improvements of our existing restaurants and $500,000 to $800,000 on corporate initiatives, including information systems and computer equipment. For the remainder of 2005, we expect that our net cash used in investing activities will exceed our net cash provided by operating activities and, as a result, we anticipate that we will make additional borrowings under our revolving credit agreement.

Financing Activities

Cash provided by financing activities during the twenty-eight weeks ended July 10, 2005 decreased $476,300. Our financing activities consist primarily of borrowings used to fund restaurant construction and other corporate needs in excess of cash provided by operations and other proceeds, including sales of common stock resulting from the exercise of stock options. Cash used in financing activities is primarily related to the repayment of borrowings. During the remainder of 2005, we expect our primary source of cash provided by financing activities will be obtained from additional borrowings under our revolving credit agreement.

Borrowings. We maintain a revolving credit agreement with a maximum borrowing capacity of $85.0 million, which expires on May 19, 2006. This agreement is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. We are currently in compliance with all covenants related to the revolving credit agreement. Our borrowing activity in the twenty-eight weeks ended July 10, 2005 was as follows (in thousands):

	Borrowings	Payments	Total
Revolving credit agreement	$9,301	$(8,842)	$459
Other repayments of capital leases and collateralized notes payable	—	(2,779)	(2,779)

Total	$9,301	$(11,621)	$(2,320)

Debt outstanding during the twenty-eight weeks ended July 10, 2005 had stated interest rates ranging from 2.1% to 13.4% and maturities ranging from 2005 through 2021. As of July 10, 2005, borrowings outstanding under our revolving credit agreement bore interest at approximately 5.4%, excluding the effect of our cash flow hedge. Borrowings under our revolving credit agreement, as well as certain other existing borrowings, are subject to variable rates of interest as discussed further in “Quantitative and Qualitative Disclosures About Market Risk.” We expect that interest rates related to our variable rate borrowings will likely increase in future periods and that rising interest rates, combined with our anticipated increase in variable rate borrowings during the remainder of 2005, will lead to higher interest costs.

An irrevocable letter of credit issued under our revolving credit agreement in the amount of approximately $2.7 million is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit agreement.

Our total committed borrowing capacity, capacity used and unused borrowing capacity as of July 10, 2005 were as follows (in thousands):

	Committed Capacity	Capacity Used	Unused Capacity
Revolving credit agreement	$85,000	$34,650	$50,350

The revolving credit agreement requires that capital expenditures, as defined, will not exceed specified amounts for each fiscal year. To the extent we do not exceed the annual limitations specified in our revolving credit agreement any unused amount up to $10.0 million in any fiscal year will be carried forward to the following fiscal year and will increase the limit in the succeeding year by such carry-forward amount. We carried-forward $9.4 million from 2004, and amended our agreement on August 19, 2005 to further increase the 2005 annual limitation on capital expenditures from $84.4 million, to $100.0 million. The annual limitation for 2006 is currently set at $75.0 million.

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

As of July 10, 2005, we had $6.5 million outstanding under various real estate and equipment loans with GE Capital. These loans bear interest at the 30-day commercial paper rate plus 3.0% to 3.5%, mature from 2008 to 2016, and are secured by buildings, equipment and improvements on certain properties. In addition, we had $7.1 million outstanding under various real estate and equipment loans with other lenders. These loans bear interest at rates ranging from 2.1% to 13.4% and mature from 2006 to 2021. The GE Capital loans, together with certain of our other loans, require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum EBITDA ratio and a maximum funded indebtedness ratio. As of July 10, 2005, we were in compliance with all of these financial ratios.

Proceeds from the Repayment of Officer Notes. During the twenty-eight weeks ended July 10, 2005, our former chief executive officer repaid the Company a total of $4.2 million, consisting of $3.6 million of principal on three outstanding notes and $622,700 of accrued interest thereon. These notes were originally issued in 2000, 2001 and 2002. These proceeds were used for general corporate purposes and helped reduce borrowings under our revolving credit agreement. There are no remaining notes related to any officers of the Company.

Proceeds from the Issuance of Stock. During the twenty-eight weeks ended July 10, 2005, we received proceeds of $2.5 million from the exercise of stock options and $432,200 from sales of common stock related to our employee stock purchase plan. These proceeds were used for general corporate purposes and helped reduce borrowings under our revolving credit agreement. We expect our former chief executive officer and former chief financial officer to exercise their vested stock options on or before August 31, 2005, which would result in proceeds to the Company of up to $1.8 million based on the exercise price of their vested stock options.

Capital Resources. We anticipate that cash flows from operations and funds available from our existing revolving credit agreement, together with cash on hand, will provide sufficient funds to finance our expansion plans and corporate initiatives through the remaining term of our revolving credit agreement, which expires on May 19, 2006. As of July 10, 2005, all borrowings under the revolving credit agreement have been classified as current because they are scheduled to mature within one year. Based on current market conditions and the Company’s financial condition and expected cash flows, we believe we will be able to restructure our debt financing prior to May 19, 2006. There can be no guarantee that financing will be available on acceptable terms, or at all, and our failure to restructure our debt when needed could negatively impact our growth plans and our financial condition and results of operations. Debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Inflation

The primary inflationary factors affecting our operations are food, labor costs and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to higher costs for certain supplies and oil based products, higher costs for materials and labor related to construction of our new restaurants and, to a lesser extent, commodity prices for certain foods we purchase at market rates. Uncertainties related to higher costs, including commodity prices, wages and construction materials make it difficult to predict what impact, if any, inflation may have during the remainder of 2005 and beyond.

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

Impairment of Long-Lived Assets. Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, intangibles and goodwill are reviewed at least annually for impairment, or sooner if events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the twenty-eight weeks ended July 10, 2005 or July 11, 2004.

We completed our most recent goodwill impairment test in December 2004 and determined that there were no impairment losses related to goodwill. We completed our most recent property and equipment impairment tests in July 2005 and determined that there were no impairment losses related to property and equipment.

Lease Accounting. We are obligated under various lease agreements for certain land, restaurant facilities and office space. For operating leases, we recognize rent expense on a straight-line basis over the expected lease term. Capital leases are recorded as an asset and a liability at an amount equal to the present value of the future minimum lease payments during the lease term.

Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations have been reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we will exercise such option periods due to the fact that we would incur an economic penalty for not doing so. The lease term commences on the date when we become legally obligated for the rent payments, which generally coincides with the time when the landlord delivers the property for us to develop and we waive contract contingencies. Under generally accepted accounting principles, there are two acceptable methods for recognizing rent costs during a period of construction: the capitalization method and the expense method. We use the expense method, whereby all rent costs recognized during construction periods are expensed immediately as pre-opening expenses. Using the expense method results in substantially higher current period costs compared to using the capitalization method because the construction period for our free-standing restaurants is typically 130-150 days, and as a result, the amount of rent costs that we recognize during construction periods is significant. Other companies in our industry may present their financial statements using the capitalization method and, as a result, our financial statements may not necessarily be comparable to other companies in our industry.

Leasehold improvements and property held under capital leases for each restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset, or the same expected lease term used for lease accounting purposes commencing when the restaurant opens. For each restaurant facility, the consolidated financial statements generally reflect the same lease term for amortizing leasehold improvements as management uses to determine capital versus operating lease classifications and in calculating straight-line rent expense. Percentage rent expense is generally based upon adjusted restaurant sales levels and is accrued at the point in time when we determine that it is probable that such adjusted restaurant sales levels will be achieved. Leasehold improvements paid for by the landlord are recorded as leasehold improvements and deferred rent.

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

Insurance/Self-Insurance Liabilities. We are self-insured for certain losses related to group health insurance, general liability and workers’ compensation and we maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates, and is closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient and additional expense may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are evaluating the impact the adoption of FIN 47 may have on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require us to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. This statement becomes effective for annual periods beginning after June 15, 2005, with early adoption permitted. We have decided to adopt SFAS 123R in the first quarter of 2006. Adoption of the expensing requirements will reduce our future reported earnings in a manner similar to that described in Note 2 to the accompanying notes to condensed consolidated financial statements. In addition, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We are currently evaluating the specific impacts of adoption, including whether or not we should adopt the requirements on a retrospective basis, which valuation model is most appropriate and what type of stock-based awards may be granted in the future.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 become effective for annual periods beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial position or results of operations.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks described in our annual report on Form 10-K for the year ended December 26, 2004, before deciding to invest in our common stock. In addition, in light of the matters discussed above under “Recent Developments” and in “Item 4. Controls and Procedures” of this Form 10-Q, you should also carefully read and consider the risks described below. If any of the risks that we have described in our annual report on Form 10-K or in this Form 10-Q actually occurs, our business, financial condition, results of operations or cash flows could be materially harmed. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. When determining whether to invest in our common stock, you should also refer to the other information contained or incorporated by reference in our annual report on Form 10-K for the year ended December 26, 2004, including our consolidated financial statements and the related notes.

Further instances of deficiencies in or ineffectiveness of our internal controls over financial reporting could have a material adverse effect on our business, financial condition and results of operations

We maintain a system of internal controls over financial reporting that is reviewed and monitored by our management and our audit committee. Based on the results of the recent investigation conducted by a special committee of the board of directors into the use of chartered aircraft and travel and entertainment expenses, our management concluded that there were deficiencies in our system of internal controls that existed during the twenty-eight weeks ended July 10, 2005, and in prior periods. These deficiencies are discussed in detail in “Item 4. Controls and Procedures.”

The Company has implemented remedial measures and is in the process of creating and implementing additional remediation plans to correct these deficiencies. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If the internal controls put in place by management are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission, we may be forced to restate our financial statements and take other actions which could require significant financial and managerial resources, as well as be subject to fines and other government enforcement actions.

Investors also could lose confidence in our reported financial information which could have a negative effect on our stock price.

Complaints, litigation, and governmental investigations could have a material adverse affect on our business, financial condition and results of operations

On August 11, 2005, the Company announced certain management changes discussed in detail above, under “Recent Developments.” These management changes followed an internal investigation conducted by a special committee of the Company’s board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. The Company has notified the Securities and Exchange Commission of the internal investigation conducted by the special committee.

On August 15, 2005, a purported class action complaint was filed in the United States District Court for the District of Colorado by Andre Andropolis on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005 against the Company, our former chief executive officer and former chief financial officer. The complaint alleges violations of the Securities Exchange Act of 1934. According to the complaint, the defendants caused the Company’s shares to trade at artificially inflated levels by issuing a series of materially false and misleading statements regarding the Company’s financial statements and business prospects and by concealing improper self dealing by the Company’s former chief executive officer. The Company is aware that other law firms have recently issued press releases encouraging stockholders to participate in this lawsuit. The Company has not yet been served with the Andropolis compliant.

We cannot predict the outcome of the Andropolis lawsuit or what actions the Securities and Exchange Commission may take as a result of these matters. It is possible that we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on our financial condition and results of operations.

The successful management of our restaurant operations and growth may suffer because our current senior management team has a limited history of working together

Our success depends, in large part, upon the services of our senior management team. Our chief executive officer and chief financial officer have been with the Company, in their current capacities, for less than three months. We cannot assure you that these executives will fully integrate themselves into our business or that they will manage our growth effectively. Our failure to assimilate these new executives, the failure of these new executives to perform effectively, or the loss of either of these new executives or other key executives could adversely affect our business, financial condition and results of operations. Our future performance will further depend on our ability to motivate and retain these and other key officers and team members.

Forward-Looking Statements

Certain information contained in this Form 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve and manage our planned expansion;

•	our ability to raise capital in the future;

•	the ability of our franchisees to open and manage new restaurants;

•	our franchisees’ adherence to our practices, policies and procedures;

•	changes in the availability and costs of food;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors;

•	the assimilation of our new chief executive officer and chief financial officer, and the continued service of key management personnel;

•	the concentration of our restaurants in the Western United States;

•	our ability to protect our name and logo and certain proprietary information;

•	changes in consumer preferences, general economic conditions or consumer discretionary spending;

•	health concerns about our food products and food preparation;

•	business interruption caused by fire, flood or other catastrophes;

•	our ability to attract, motivate and retain qualified team members;

•	the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages;

•	the impact of litigation and potential investigations;

•	the effect of competition in the restaurant industry;

•	cost and availability of capital;

•	additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements;

•	the effectiveness of our internal controls over financial reporting;

•	future changes in financial accounting standards; and

•	other risk factors described from time to time in SEC reports filed by Red Robin.

Other risks, uncertainties and factors, including those discussed under “Risk Factors” above and in our annual report on Form 10-K for the year ended December 26, 2004, could cause our actual results to differ materially from those projected in any forward-looking statements we make. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from changes in interest rates on certain borrowings. As of July 10, 2005, we had $28.5 million of borrowings subject to variable interest rates. A hypothetical 1.0% increase in interest rates applied to these borrowings would result in an increase of interest costs of $285,000 on an annualized basis. We maintain a variable-to-fixed interest rate swap agreement with a notional amount of $10.0 million which allows us to pay interest at a fixed rate of 2.98% plus our LIBOR margin rate of 2.00% to 2.75%, and receive variable rate interest based on the 1-month LIBOR, reset at the end of each calendar month, plus our LIBOR margin rate of 2.00% to 2.75%. This swap agreement expires in January 2006, at which time our exposure to market risk from changes in interest rates on borrowings will increase by $10.0 million. We may or may not enter into interest rate swap agreements in the future.

Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors outside of our control. To control this risk in part, we have fixed price purchase commitments for food and beverages, and from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and beverages are available from several sources, which helps to control commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to a food product price increase.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission (SEC) filings are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Our management conducted an evaluation, under the supervision and with the participation of our current chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation, management concluded that our disclosure controls and procedures were effective. In arriving at this conclusion, management considered the results of the investigation conducted by a special committee of the board of directors, as described below. We identified certain deficiencies discussed in further detail below, and it is management’s opinion that the combination of these deficiencies resulted in a significant deficiency that existed during the twenty-eight weeks ended July 10, 2005, and in prior periods.

Deficiencies Related to the Design and Operation of Certain Company-Level Controls

•	Non-compliance by the former chief executive officer and former chief financial officer with existing policies and procedures for non-commercial aircraft usage and travel and entertainment expenses;

•	Unauthorized usage of non-commercial aircraft by the former chief executive officer; and

•	Unauthorized charitable donations of Company funds and services by the former chief executive officer of Company.

Deficiencies Related to the Design and Operation of Certain Accounting Procedures

•	Lack of clear procedures for ensuring appropriate dissemination of the non-commercial aircraft usage policy;

•	Inadequate supervisory oversight of accounting personnel responsible for processing payment requests by our former chief executive officer related to travel and entertainment expenditures, including non-commercial aircraft usage and charitable donations;

•	Inadequate reporting and disclosure controls with regards to the identification of senior executive fringe benefit compensation; It related to all officers on this point and

•	Lack of a charitable donations policy, which resulted in unauthorized charitable donations by the former chief executive officer.

In consultation with our board of directors and other advisors, we have implemented certain remediation measures, and we are in the process of creating and implementing additional remediation plans for the internal control deficiencies noted above. The remediation activities include:

Design and Operation of Certain Company-Level Controls

Completed as of the filing date of this report:

•	The special committee conducted an internal investigation relating to use of chartered aircraft and travel and entertainment expenses, including charitable donations. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by the Company’s former chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. On August 10, 2005, this individual retired from his positions with the Company. In addition, our former chief financial officer resigned as senior vice president and secretary on August 10, 2005. Following the retirement of the former chief executive officer and the resignation of the former chief financial officer, our board of directors elected Dennis B. Mullen as chairman of the board and chief executive officer, appointed Eric C. Houseman as president and chief operating officer, and appointed Katherine L. Scherping, our current chief financial officer, to the position of secretary.

We expect to complete the following remediation during the remainder of 2005:

•	We will accelerate our planned implementation of an internal audit function that reports directly to the audit committee of the board of directors.

Design and Operation of Certain Accounting Procedures

Completed as of the filing date of this report:

•	We have established new travel and entertainment expense authorization procedures for all members of our executive committee. The executive committee is comprised of the chief executive officer, president, chief financial officer, senior vice presidents, and our vice president of human resources.

We expect to complete the following remediation during the remainder of 2005:

•	We will improve training and education for charter aircraft vendor invoice and travel and entertainment expense processing with requirements to obtain appropriate documentation and approval; and

•	We will adopt a defined charitable donations policy requiring proper authorization, review and accounting oversight by persons at the appropriate levels within the Company. In the interim, all charitable donations of Company assets must be approved by the chief executive officer, who will advise the audit committee of the authorized donations.

Changes in Internal Controls over Financial Reporting

During the twelve weeks ended July 10, 2005, we replaced our chief financial officer and controller. In addition, we added a new director of corporate accounting. These individuals have extensive experience related to the application of generally accepted accounting principles and Securities and Exchange Commission rules and regulations as they pertain to financial reporting. We believe these personnel changes will strengthen our controls related to financial reporting. Other than these changes and additions to personnel, there have been no other changes to our internal controls over financial reporting during the twelve weeks ended July 10, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On August 11, 2005, the Company announced certain management changes discussed in detail in “Part I, Item 2. Recent Developments” of this Form 10-Q.

On August 15, 2005, a purported class action complaint was filed in the United States District Court for the District of Colorado by Andre Andropolis on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005 against the Company, our former chief executive officer and former chief financial officer. The complaint alleges violations of the Securities Exchange Act of 1934. According to the complaint, the defendants caused the Company’s shares to trade at artificially inflated levels by issuing a series of materially false and misleading statements regarding the Company’s financial statements and business prospects and by concealing improper self dealing by the Company’s former chief executive officer. The Company is aware that other law firms have recently issued press releases encouraging stockholders to participate in this lawsuit. The Company has not yet been served with the Andropolis complaint. The Company believes that the allegations against the Company contained in this lawsuit are without merit, and the Company intends to vigorously defend this lawsuit.

The Company cannot predict the outcome of the Andropolis lawsuit or what actions the Securities and Exchange Commission may take as a result of these matters. It is possible that the Company may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on the Company’s financial condition and results of operations.

In the normal course of business, the Company has various other claims in process, matters in litigation and other contingencies. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on the Company’s financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on June 2, 2005.

	Number of Shares
Description of Matter	Voted For	Votes Withheld	Voted Against	Abstain
1. Election of Class III Directors
Benjamin D. Graebel	13,821,243	497,127	—	—
Dennis B. Mullen	13,992,368	326,002	—	—
2. Ratification of Appointment of Independent Registered Public Accounting Firm	13,788,417	—	528,461	1,491

James T. Rothe is a Class I director whose term ends upon the 2006 annual meeting of stockholders. Edward T. Harvey, Jr., and Gary J. Singer are Class II directors whose terms end upon the 2007 annual meeting of stockholders.

Upon the retirement of Michael J. Snyder as our chairman, president and chief executive officer on August 10, 2005, the Company’s board of directors took action to reduce the size of the Board to five directors.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Restitution Agreement, dated as of August 18, 2005, among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc. and Michael Snyder

10.2	Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of August 19, 2005, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Documentation Agent

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

August 19, 2005	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer