Form 10-Q
period 2005-10-02
RED ROBIN GOURMET BURGERS INC
filed 2005-11-07
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of November 1, 2005, there were 16,445,787 outstanding shares of the registrant’s common stock.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 2, 2005	December 26, 2004
Assets:
Current Assets:
Cash and cash equivalents	$3,202	$4,980
Accounts receivable, net	3,386	2,345
Inventories	5,280	5,422
Prepaid expenses and other current assets	2,663	4,401
Income tax refund receivable	—	1,779
Deferred tax asset	1,605	1,605
Restricted current assets – marketing funds	1,443	1,145

Total current assets	17,579	21,677

Property and equipment, net	258,776	205,304
Deferred tax asset	1,453	1,468
Goodwill	25,720	25,720
Other intangible assets, net	7,471	7,584
Other assets, net	2,303	2,748

Total assets	$313,302	$264,501

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$4,918	$4,409
Construction related payables	13,110	5,350
Accrued payroll and payroll related liabilities	15,509	14,637
Unredeemed gift certificates	3,490	5,646
Accrued liabilities	8,315	7,241
Accrued liabilities – marketing funds	1,443	1,145
Current portion of debt and capital lease obligations	35,320	3,148

Total current liabilities	82,105	41,576

Deferred rent payable	14,515	13,378
Long-term debt and capital lease obligations	13,605	44,595
Other non-current liabilities	5,041	3,219
Commitments and contingencies
Stockholders’ Equity:
Common stock; $.001 par value: 30,000,000 shares authorized; 16,432,193 and 16,146,486 shares issued and outstanding as of October 2, 2005 and December 26, 2004, respectively	16	16
Preferred stock; $.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	135,990	125,685
Treasury stock, 11,517 shares, at cost (see Note 5)	(83)	—
Deferred stock compensation	—	(50)
Receivables from stockholders/officers	—	(4,155)
Accumulated other comprehensive income, net of tax	23	—
Retained earnings	62,090	40,237

Total stockholders’ equity	198,036	161,733

Total liabilities and stockholders’ equity	$313,302	$264,501

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Revenues:
Restaurant	$110,993	$95,439	$358,808	$296,628
Franchise royalties and fees	3,158	2,812	10,445	8,933
Rent revenue	61	61	272	258

Total revenues	114,212	98,312	369,525	305,819

Costs and expenses:
Restaurant operating costs:
Cost of sales	25,316	22,328	83,910	70,443
Labor	37,521	31,583	120,989	100,426
Operating	16,726	13,495	53,653	43,124
Occupancy	7,199	6,061	22,839	18,990
Depreciation and amortization	6,150	5,264	19,393	15,979
General and administrative	7,987	7,174	27,506	24,691
Significant and unusual items, net (See Note 7)	1,543	—	1,543	—
Pre-opening costs	1,364	1,198	4,175	3,773

Total costs and expenses	103,806	87,103	334,008	277,426

Income from operations	10,406	11,209	35,517	28,393
Interest expense, net	692	538	2,211	1,776
Other	38	(28)	101	(197)

Income before income taxes	9,676	10,699	33,205	26,814
Provision for income taxes	3,209	3,608	11,352	9,134

Net income	$6,467	$7,091	$21,853	$17,680

Earnings per share:
Basic	$0.40	$0.44	$1.35	$1.10

Diluted	$0.39	$0.43	$1.31	$1.08

Weighted-average shares outstanding:
Basic	16,350	16,043	16,244	16,002

Diluted	16,685	16,443	16,639	16,344

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Forty Weeks Ended
	October 2, 2005	October 3, 2004
Cash Flows From Operating Activities:
Net income	$21,853	$17,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,393	15,979
Non-cash stock-based compensation expense	2,890	60
Income tax benefit from exercise of stock options	2,014	686
Other	653	(591)
Changes in operating assets and liabilities	5,359	9,117

Cash provided by operating activities	52,162	42,931

Cash Flows From Investing Activities:
Proceeds from sales of real estate, property and equipment	—	1,101
Purchases of property and equipment	(61,075)	(50,152)
Proceeds from insurance settlement	335	—

Cash used in investing activities	(60,740)	(49,051)

Cash Flows From Financing Activities:
Borrowings of debt	11,933	12,948
Payments of debt and capital lease obligations	(14,101)	(8,509)
Repayment of stockholders/officers notes	3,600	114
Purchase of treasury stock	(83)	—
Proceeds from exercise of stock options and employee stock purchase plan	5,451	1,172

Cash provided by financing activities	6,800	5,725

Net change in cash and cash equivalents	(1,778)	(395)
Cash and cash equivalents, beginning of period	4,980	4,871

Cash and cash equivalents, end of period	$3,202	$4,476

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$8,689	$3,659
Interest paid, net of amounts capitalized	1,981	1,664
Supplemental Disclosure of Non-Cash Items:
Purchases of property and equipment on account	$7,760	$3,865
Capital lease obligations incurred for building and equipment purchases	3,350	—
Tenant improvement allowance paid directly by landlord to general contractor	—	1,383

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. and its subsidiaries (Red Robin or the Company) is a casual dining restaurant chain which operates company-owned restaurants on properties that it owns or leases and also sells franchises and receives royalties from franchised restaurants. As of October 2, 2005, the Company operated 152 restaurants and franchisees operated 127 restaurants under franchise or license agreements in 31 states and two Canadian provinces.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of these financial statements pertain to impairment of long-lived assets, fixed asset lives, impairment of goodwill, estimated useful lives of other intangible assets, bonuses, self-insurance and workers’ compensation liabilities and income taxes. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2004.

As previously disclosed, during the current fiscal year the Company changed the manner in which it reports costs relating to complimentary team member meals. This change has no effect on net income. Historically, the Company reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. The Company has now determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein have been restated to reflect this change in reporting. For the twelve weeks ended October 3, 2004, restaurant revenues decreased by $1.3 million, or 1.4%, and restaurant labor and general and administrative costs decreased by $1.3 million and $48,700, respectively. For the forty weeks ended October 3, 2004, restaurant revenues decreased by $4.3 million, or 1.4%, and restaurant labor and general and administrative costs decreased by $4.1 million and $175,400, respectively.

As previously disclosed, during the current fiscal year the Company determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. This change has no effect on net income or the amount of cash and cash equivalents reported. The Company’s financial statements for the forty weeks ended October 3, 2004 have been restated from amounts previously reported to reduce cash flows from operating activities and to increase cash flows from investing activities by $3.9 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items.

The Company’s first, second and third quarters of 2005 ended on April 17, July 10, and October 2, respectively. The first quarter of 2005 included 16 weeks, and the second and third quarters each included 12 weeks. Together, the first, second and third quarters of 2005 are referred to as the forty weeks ended October 2, 2005. The Company’s first, second and third quarters of 2004 ended on April 18, July 11, and October 3, respectively. The first quarter of 2004 included 16 weeks, and the second and third quarters each included 12 weeks. Together, the first, second and third quarters of 2004 are referred to as the forty weeks ended October 3, 2004.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In addition, disclosures regarding changes in financial statement reporting are included in “Basis of Presentation,” above.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company has historically expensed rent incurred during the construction period. Accordingly, Staff Position FAS 13-1is not expected to have any impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is evaluating the impact the adoption of FIN 47 may have on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure all team member stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. This statement becomes effective for annual periods beginning after June 15, 2005, with early adoption permitted. The Company has decided to adopt SFAS 123R in the first quarter of 2006. Adoption of the expensing requirements will reduce the Company’s future reported earnings in a manner similar to that described in Note 2. In addition, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This change in reporting will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. Management is currently evaluating the specific impacts of adoption, including the effective tax rate impact, underlying assumptions and what type of stock-based awards may be granted in the future. Management expects to continue to calculate the estimated fair value of stock-based awards using the Black-Scholes multiple option-pricing model, where appropriate.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 become effective for annual periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have any impact on its consolidated financial statements.

2.	Stock-Based Compensation

Employee Stock Purchase Plan — The Company maintains an Employee Stock Purchase Plan (ESPP) under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period, or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and other team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan, which operates in successive six-month periods commencing on January 1 and July 1 of each year. A total of 14,211 shares were issued through the ESPP during the forty weeks ended October 2, 2005. A total of 300,000 shares of common stock have been authorized for issuance under this plan, of which 261,438 shares remained available for future issuance as of October 2, 2005.

Employee Stock Compensation Plans — During the twelve and forty weeks ended October 2, 2005, respectively, a total of 167,400 and 526,275 employee stock options were granted under the Company’s 2004 Stock Incentive Plan at an exercise price equal to the closing market price on the dates of the grant. The weighted-average exercise price of these options was $46.84 and $50.42, per share, respectively. The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock based compensation to team members, whereby any intrinsic value as determined on the measurement date results in compensation. Accordingly, compensation expense was recognized during each period presented for options granted with intrinsic value on the measurement date. No compensation expense is recognized on the Company’s financial statements for employee stock options granted at a price equal to or greater than the market price of the Company’s common stock on the measurement date.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If under SFAS 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share would have reflected the following pro forma amounts (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income, as reported	$6,467	$7,091	$21,853	$17,680
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit (1)	1,883	12	1,902	37
Deduct: Stock-based employee compensation costs based on fair value method, net of tax benefit	(413)	(577)	(1,812)	(1,680)

Pro forma net income	$7,937	$6,526	$21,943	$16,037

Basic earnings per share:
As reported	$0.40	$0.44	$1.35	$1.10

Pro forma	$0.49	$0.41	$1.35	$1.00

Diluted earnings per share:
As reported	$0.39	$0.43	$1.31	$1.08

Pro forma	$0.48	$0.40	$1.32	$0.98

(1)	See Note 7 for additional information regarding stock-based compensation expense included in the accompanying condensed consolidated statements of income for the twelve and forty weeks ended October 2, 2005.

The weighted-average fair value of options at their grant date during the twelve and forty weeks ended October 2, 2005, where the exercise price equaled the market price on the grant date, was $17.06 and $18.16, respectively. The weighted-average fair value of options at their grant date during the twelve and forty weeks ended October 3, 2004, where the exercise price equaled the market price on the grant date, was $14.06 and $11.52, respectively. The estimated fair value of each option grant is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Risk-free interest rate	4.1%	3.6%	4.0%	3.3%
Expected years until exercise	4.8	5.5	5.2	5.5
Expected stock volatility	34.4%	39.7%	32.2%	41.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

3.	Borrowings

Borrowings at October 2, 2005 and December 26, 2004 are summarized below (in thousands):

	October 2, 2005	December 26, 2004
Revolving credit agreement	$32,474	$31,500
Capital leases	10,157	7,106
Collateralized notes payable	6,294	9,137

	48,925	47,743
Current portion	(35,320)	(3,148)

Long-term debt and capital lease obligations	$13,605	$44,595

As of October 2, 2005, borrowings outstanding under the Company’s amended revolving credit agreement bore interest at approximately 5.8%, excluding the effect of the Company’s cash flow hedge. The amended revolving credit agreement, which is scheduled to expire on May 19, 2006, has a maximum borrowing capacity of $85.0 million. As of October 2, 2005, all borrowings under the amended revolving credit agreement have been classified as current because they are scheduled to mature within one year. In order to execute its future growth plans, the Company is reviewing its alternatives to restructure its debt financing prior to May 19, 2006. There can be no guarantee that financing will be available on acceptable terms, or at all. The Company’s failure to restructure its debt financing prior to May 19, 2006, would have a material adverse affect on its

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability to develop new restaurants and its financial condition and results of operations. Debt financing, if available, may involve significant cash payment obligations and covenants that may restrict management’s ability to operate the business.

The amended revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of the Company’s subsidiaries and a first priority lien on substantially all of the Company’s tangible and intangible assets. The amended revolving credit agreement requires the Company to comply with a maximum leverage ratio and minimum fixed charge coverage ratio, as well as minimum earnings before interest, taxes, depreciation and amortization (EBITDA) requirements. In addition, the Company must comply with certain consolidated capital expenditure maximums and operating lease restrictions. The amended revolving credit agreement restricts the Company’s ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, sell assets, incur indebtedness, make investments, make certain repurchases of capital stock and create liens. Additionally, the amended revolving credit agreement prohibits the Company from declaring or paying any dividends or making any other distributions on any shares of the Company’s stock, subject to specified exceptions. As of October 2, 2005, the Company was in compliance with all covenants related to the amended revolving credit agreement.

On August 19, 2005, the Company amended its revolving credit agreement with Wachovia Bank, N.A. and other financial institutions named therein. This amendment increased the annual limitation on capital expenditures for 2005 to $100.0 million, from the previous annual limitation for 2005 of $84.4 million. The capital expenditure limitation for 2006, through the May 19, 2006 expiration of the Company’s amended revolving credit agreement, is $75.0 million.

As of October 2, 2005, an irrevocable letter of credit totaling $3.6 million was being maintained to back the Company’s self-insured workers’ compensation program. Future borrowings available under the Company’s amended revolving credit agreement are reduced by the amount of the irrevocable letter of credit outstanding.

4.	Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 2, 2005, respectively, a total of 307,000 and 178,900 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the forty weeks ended October 3, 2004, a total of 4,400 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. There were no anti-dilutive stock options for the twelve weeks ended October 3, 2004. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income	$6,467	$7,091	$21,853		$17,680

Basic weighted-average shares outstanding	16,350	16,043	16,244		16,002
Dilutive effect of stock options	335	400	395		342

Diluted weighted-average shares outstanding	16,685	16,443	16,639		16,344
Earnings per share:
Basic	$0.40	$0.44	$1.35		$1.10

Diluted	$0.39	$0.43	$1.31	$	l.08

5.	Related Party Transactions

In April 2002, the Company’s board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under the Company’s 2000 Management Performance Common Stock Option Plan and the exercise of options to purchase an additional 146,552 shares of the Company’s common stock related to fully vested options held by certain executive officers under the Company’s 1990 and 1996 Stock Option Plans. Shares issued upon early exercise of options are subject to a right of repurchase by the Company at the lower of fair value or issuance price until vested. As of October 2, 2005, the number of fully vested early exercised options totaled 764,345. On September 1, 2005, the Company repurchased 11,517 shares of common stock related to unvested early exercise options for

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$83,498, or $7.25 per share, in accordance with its right of repurchase. These shares are being held by the Company as treasury stock until such time as they are reissued or retired, at the discretion of the board of directors.

The 775,862 early exercise options and 146,522 fully vested options were exercised in April 2002 in exchange for full recourse notes totaling $5.4 million. Those notes bore interest at 4.65% per annum with maturity dates that originally ranged from June 26, 2006 to January 29, 2012, and the principal and related interest receivable was recorded as a reduction of stockholders’ equity. During the year ended December 26, 2004, certain officers repaid their obligations under these notes in full, including interest, and as a result only one note in the principal amount of $3.0 million remained outstanding as of December 26, 2004. On May 19, 2005, the Company’s former chief executive officer repaid the $3.0 million remaining note, as well as $451,638 of interest accrued thereon. During the twelve weeks ended October 3, 2004, interest income of $60,400 was recognized on those notes. During the forty weeks ended October 2, 2005 and October 3, 2004, interest income of $62,400 and $201,900, respectively, was recognized on those notes.

The Company’s former chief executive officer also gave the Company two $300,000 notes payable in June 2000 and May 2001, respectively. Those notes bore interest at 6.62% and 5.07%, per annum respectively, and the principal and related interest receivable was recorded as a reduction of stockholders’ equity. During February 2005, the former chief executive officer repaid both notes in full, as well as $171,100 of interest accrued thereon. During the twelve weeks ended October 3, 2004, the Company recognized interest income of $9,900 on those notes. During the forty weeks ended October 2, 2005 and October 3, 2004, the Company recognized interest income of $5,600 and $32,900, respectively, on those notes.

The Company’s chief concept officer and senior vice president and its former chief executive officer own 7.0% and 31.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin® restaurants under franchise agreements. The Company recognized royalty income from Mach Robin of $252,300 and $221,300 in the twelve weeks ended October 2, 2005 and October 3, 2004, respectively, and $759,000 and $716,800 in the forty weeks ended October 2, 2005 and October 3, 2004, respectively. An entity controlled by Mach Robin owns Red Robin Restaurants of Canada, Ltd (RRRC), which operates Red Robin® restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $236,600 and $213,000 in the twelve weeks ended October 2, 2005 and October 3, 2004, respectively, and $732,200 and $698,600 in the forty weeks ended October 2, 2005 and October 3, 2004, respectively.

For further related party information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2004.

6.	Other Comprehensive Income

Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income	$6,467	$7,091	$21,853	$17,680
Unrealized gain (loss) on cash flow hedge, net of tax	(5)	9	23	74

Total comprehensive income	$6,462	$7,100	$21,876	$17,754

7.	Significant and Unusual Items

On August 11, 2005, the Company announced the retirement of its then current chairman, president and chief executive officer, and the resignation of its then current senior vice president and secretary. These management changes followed an internal investigation commenced during the second quarter of 2005 by a special committee of the Company’s board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by the former chairman, president and chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. On August 18, 2005, the former chairman, president and chief executive officer and the Company entered into a Restitution Agreement, and on August 19, 2005, the former chairman, president and chief executive officer reimbursed the Company received $1.25 million as reimbursement for these expenses. As a result, the Company recognized a pre-tax gain of $1.25 million, or approximately $0.05 per share after tax.

In addition, in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company recorded a non-cash stock-based compensation expense of approximately $2.8 million, or approximately $0.11 per share after tax. This charge relates to approximately 400,000 stock options granted in May 2000. The board of directors accelerated vesting of those stock options in 2002, and the former chairman, president and chief

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

executive officer and the former senior vice president and secretary exercised those stock options in 2002. This accelerated vesting triggered the modification of these awards such that they were revalued based upon the fair value of the underlying stock at the time of the modification. Absent this modification, these stock option awards would have been forfeited upon the retirement and the resignation of these former executives. Because these awards would not have vested under their original terms, FASB Interpretation No. 44 requires the Company to recognize stock-based compensation expense during the twelve weeks ended October 2, 2005, in an amount equal to the excess fair value of the underlying stock over the option exercise price at the time of the modification.

The $1.25 million gain and the $2.8 million stock-based compensation expense are presented as significant and unusual items, in the accompanying condensed consolidated statements of income for the twelve and forty weeks ended October 2, 2005.

8.	Contingencies

As discussed in Note 7, the Company announced certain management changes on August 11, 2005 following an internal investigation conducted by a special committee of the board of directors. The Company’s results of operations for the twelve and forty weeks ended October 2, 2005 include significant and unusual items that resulted from these management changes that, on a net basis, reduced income from operations, net income and earnings per share as described in Note 7. The Company has notified the Securities and Exchange Commission of the internal investigation.

On August 15, 2005, Andre Andropolis filed a purported class action complaint (the “Andropolis Complaint”) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005 against the Company, its former chief executive officer and former chief financial officer. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the “Baird Complaint”) in the United States District Court for the District of Colorado on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint. Both complaints allege violations of the Securities Exchange Act of 1934 and both complaints allege that the defendants caused the Company’s shares to trade at artificially inflated levels by issuing a series of materially false and misleading statements regarding the Company’s financial statements and business prospects and by concealing improper self dealing by the Company’s former chief executive officer. These complaints seek certification of the class, an award of damages to the class and the payment of attorneys’ fees. The Company has filed a motion to dismiss the Andropolis Complaint that is currently pending before the court. Two groups of plaintiffs and their counsel have applied to the court to be designated as lead plaintiff and lead counsel under the applicable federal statutes. Those applications are pending before the court. The Company has not been served with the Baird Complaint. Neither Mr. Baird nor his counsel has applied to the court to be appointed lead plaintiff or lead counsel.

On August 31, 2005, Elliot Wilster commenced a stockholder’s derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the “Wilster Complaint.”). The action is brought against the Company as a nominal defendant and against the Company’s former chief executive officer, former chief financial officer, then-current board members and the chief concept officer and senior vice president. The Wilster Complaint alleges that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleges that the defendants breached their fiduciary duty, abused their control of the Company, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of the Company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the chief concept officer and senior vice president. The Wilster Complaint seeks monetary damages against the individual defendants, equitable relief (including the imposition of a constructive trust), restitution, and attorneys’ fees. The defendants have filed motions to dismiss that are currently pending before the court.

Although the Company plans to vigorously defend these suits, the Company cannot predict the outcome of these lawsuits or what actions the Securities and Exchange Commission may take as a result of these matters. It is possible that the Company may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provide a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors including, but not limited to, those discussed in our annual report on Form 10-K for the year ended December 26, 2004, and elsewhere in this quarterly report.

Recent Developments

On August 11, 2005, we announced management changes that included the appointment of Dennis B. Mullen as chairman and chief executive officer, and the promotion of Eric Houseman to president and chief operating officer and Todd Brighton to senior vice president and chief development officer. On August 11, 2005, we also announced the retirement of our then current chairman, president and chief executive officer, and the resignation of our then current senior vice president and secretary. These management changes followed an internal investigation conducted by a special committee of the board of directors relating to the use of chartered aircraft and travel and entertainment expenses, including charitable donations. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by the former chairman, president and chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. We notified the Securities and Exchange Commission of the internal investigation. Our results of operations for the twelve and forty weeks ended October 2, 2005, include significant and unusual items that resulted from these management changes that, on a net basis, reduced income from operations, net income and earnings per share as described in Note 7 to the accompanying notes to condensed consolidated financial statements and in our discussion of results of operations, below. In addition, please see Part II, Item 1, for a description of legal proceedings stemming from these events.

General

Red Robin is a casual dining restaurant chain focused on serving an imaginative selection of high-quality gourmet burgers and innovative menu items in a family-friendly environment. We operate company-owned restaurants from facilities that are owned or leased and sell franchises and receive royalties from franchised restaurants. Our objective is to be the leading gourmet burger and casual dining restaurant destination. In managing our operations, we focus on four cornerstones that we believe are essential to the success of our business: Values, People, Burgers and Time. Our restaurants are designed to create a fun and memorable dining experience in a family-friendly atmosphere and provide our guests with an exceptional dining value. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 whom we refer to as tweens, and younger children. All of our menu items are prepared to order in our restaurants. The food items on our menu as of the date of this report ranged in price from $2.99 to $11.79. Our per person average guest check, including beverages, was approximately $10.60 and $10.54, respectively, during the twelve and forty weeks ended October 2, 2005, compared to $10.48 and $10.31 for the twelve and forty weeks ended October 3, 2004.

We are pursuing a disciplined growth strategy that includes the addition of company-owned and franchised restaurants. Our restaurant expansion strategy focuses primarily on further penetrating existing markets with a cluster strategy and selectively entering into new markets. In 2005, we intend to open approximately 60% of our new company-owned restaurants in existing markets and to open approximately 40% of our restaurants in new markets. We believe that our site selection strategy is critical to our success and we devote substantial time and effort to evaluating each site. Our site selection criteria focus on identifying markets, trade areas and other specific sites that exhibit the greatest density of desirable demographic characteristics, heavy retail traffic and high visibility. Our prototype restaurant is a free-standing building with approximately 6,350 square feet, approximately 200 seats and a patio. Our average cash investment for the free-standing restaurants we opened during the forty weeks ended October 2, 2005, was $2.4 million, excluding land and pre-opening costs.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended October 2, 2005	Forty Weeks Ended October 2, 2005
Company-owned:
Beginning of period	148	137
Opened during period	4	15

End of period	152	152

Franchised:
Beginning of period	126	118
Opened during period	1	10
Closed during period	—	(1)

End of period	127	127

Total number of Red Robin® restaurants	279	279

Since October 2, 2005 and through November 4, 2005, we opened eight additional company-owned restaurants and our franchisees opened five additional restaurants, bringing our total system restaurant count as of November 4, 2005, to 292 Red Robin® restaurants located in 33 states and two Canadian provinces. That total includes 160 company-owned restaurants and 132 franchised restaurants. During the remainder of 2005, we expect to open an additional three company-owned restaurants and we anticipate that our franchisees will open two to four additional restaurants.

We reflect restaurants as “comparable restaurants” in the first period following five full quarters of operation. Our company-owned comparable restaurant sales increased 2.1% and 4.3% for the twelve and forty weeks ended October 2, 2005, compared to the twelve and forty weeks ended October 3, 2004, respectively. Average weekly sales for comparable company-owned restaurants for the twelve weeks ended October 2, 2005 and October 3, 2004 were $63,467 and $62,184, respectively, and $63,976 and $61,352, respectively, for the forty weeks ended October 2, 2005 and October 3, 2004. Average weekly sales for non-comparable company-owned restaurants for the twelve weeks ended October 2, 2005 and October 3, 2004 were $58,655 and $58,245, respectively, and $59,543 and $57,671, respectively, for the forty weeks ended October 2, 2005 and October 3, 2004.

Historically, we have experienced variability in the amount of pre-opening costs both in aggregate dollars and as a percentage of total revenues. We typically incur the majority of our pre-opening costs within the six weeks prior to the date the restaurant opens, with the most significant portion of pre-opening costs associated with a given restaurant within the two weeks prior to the date the restaurant opens. In addition, cost of sales, labor and operating costs associated with a newly opened restaurants are typically higher than the average for our restaurants that have been open for more than four to six months, both in aggregate dollars and as a percentage of restaurant revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, cost of sales, labor and operating costs until such time as a larger base of restaurants in operation mitigates the impact of our growth.

Results of Operations

The following table sets forth certain unaudited information for the twelve and forty weeks ended October 2, 2005 and October 3, 2004, expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues. This information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Revenues:
Restaurant	97.2%	97.1%	97.1%	97.0%
Franchise royalties and fees	2.8	2.9	2.8	2.9
Rent revenue	0.1	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	22.8	23.4	23.4	23.7
Labor	33.8	33.1	33.7	33.9
Operating	15.1	14.1	15.0	14.5
Occupancy	6.5	6.4	6.4	6.4

Total restaurant operating costs	78.2	77.0	78.4	78.5
Depreciation and amortization	5.4	5.4	5.2	5.2
General and administrative	6.9	7.3	7.5	8.1
Significant and unusual items, net	1.4	—	0.4	—
Pre-opening costs	1.2	1.2	1.1	1.2
Income from operations	9.1	11.4	9.6	9.3
Interest expense, net	0.6	0.5	0.6	0.6
Other	0.0	0.0	0.0	(0.1)
Income before income taxes	8.5	10.9	9.0	8.8
Provision for income taxes	2.8	3.7	3.1	3.0
Net income	5.7%	7.2%	5.9%	5.8%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Third Quarter 2005 (Twelve Weeks) compared to Third Quarter 2004 (Twelve Weeks)

Revenues

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $15.6 million, or 16.3%, to $111.0 million, compared to $95.4 million a year ago. A total of $13.7 million of this increase was attributable to our 30 non-comparable restaurants. Comparable restaurant revenues increased by $1.9 million, or 2.1%, compared to a year ago, driven by a 1.2% increase in the average guest check and a 0.9% increase in guest counts. We expect that restaurant revenues will continue to grow during the remainder of 2005 due to the anticipated addition of 11 new restaurants during the fourth quarter of 2005 and the non-comparable restaurants opened since the end of the third quarter of 2004.

As previously disclosed, during the current fiscal year we changed the manner in which we report costs relating to complimentary team member meals. This change has no effect on net income. Historically, we reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. During the second quarter we determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein have been restated to reflect this change in reporting. For the twelve weeks ended October 3, 2004, restaurant revenues decreased by $1.3 million, or 1.4%, and restaurant labor and general and administrative costs decreased by $1.3 million and $48,700, respectively.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased by $345,800, or 12.3%, to $3.2 million, compared to $2.8 million a year ago. Franchise royalties increased by $376,900, or

13.7%, to $3.1 million, from $2.7 million due primarily to the 12 restaurants opened by our franchisees since the end of third quarter 2004. Our franchisees reported that comparable sales for U.S. and Canadian restaurants increased 1.8% and 4.1%, respectively. Franchise fees decreased by $31,100, to $32,200, from $63,300 a year ago, due primarily to the fact that one franchise restaurant was opened in third quarter 2005, compared to three in third quarter 2004.

Costs and Expenses

Cost of sales. Cost of sales, which is comprised of food and beverage expenses, increased by $3.0 million, or 13.4%, to $25.3 million, from $22.3 million, due primarily to more restaurants being operated during third quarter 2005. The components of cost of sales are variable and generally increase with sales volume. The principal commodity categories for our restaurants include hamburger, poultry, canned and dry goods and fresh produce. Compared to a year ago, our commodity costs during third quarter 2005 improved in several categories, particularly with regard to hamburger, meats, fresh produce and canned goods. Cost of sales as a percentage of restaurant revenues improved 0.6%, due primarily to these lower commodity costs as well as menu mix changes and purchasing initiatives designed to reduce food and beverage costs. We expect cost of sales as a percentage of restaurant revenues during the fourth quarter of 2005 will remain mostly unchanged compared to the third quarter of 2005. We expect to continue to benefit from lower commodity prices, but we cannot be certain what impact higher fuel surcharges, and potentially higher produce costs that may result from hurricane Wilma, may have on our overall costs of sales, however these factors could negatively impact cost of sales during the remainder of 2005 and into 2006.

Labor. Labor costs, which include restaurant hourly wages, hourly floor supervisory wages and management salaries, bonuses, taxes and benefits for restaurant team members, increased by $5.9 million, or 18.8%, to $37.5 million, from $31.6 million. This increase was due primarily to more restaurants being operated in third quarter 2005. Labor as a percentage of restaurant revenues increased 0.7%, as a result of the impact of higher hourly and salaried labor costs. Our hourly and salaried wages have increased as a percentage of restaurant revenues due to the staffing of additional restaurant managers in anticipation of our new restaurants as well as higher hourly wages paid in response to minimum wage increases. We expect to see an increase in labor as a percentage of restaurant revenues during the fourth quarter of 2005 and into 2006, compared to the third quarter of 2005, due primarily to higher labor costs as a percentage of restaurant revenues for the 11 new restaurants we expect to open in the fourth quarter of 2005, as well as the impact of higher hourly and salaried wages at our comparable restaurants.

Operating. Operating costs, which include restaurant supplies, services and maintenance, marketing costs, utilities, and other related costs, increased by $3.2 million, or 23.9%, to $16.7 million, from $13.5 million, due primarily to more restaurants being operated in third quarter 2005. Historically, our operating costs have generally increased with sales volume but declined as a percentage of restaurant revenues. However, during third quarter 2005, our operating costs as a percentage of restaurant revenues increased 0.9%. The increase in operating costs as a percentage of restaurant revenues reflected higher energy costs as well as higher costs for certain supplies driven by rising materials and transportation costs, including fuel surcharges. We expect higher energy costs to continue through the remainder of 2005 and into 2006. Operating costs as a percentage of restaurant revenues could also increase during the remainder of 2005 and into 2006, as a result of higher fuel surcharges and raw material costs related primarily to petroleum based products that comprise various restaurant supplies.

Occupancy. Occupancy costs, which include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general insurance and other property costs, increased by $1.1 million, or 18.8%, to $7.2 million, from $6.1 million, due primarily to more restaurants being operated in third quarter 2005. Our occupancy costs generally increase with sales volume but decline as a percentage of restaurant revenues. Occupancy expense as a percentage of restaurant revenues for the third quarter of 2005 was comparable to the third quarter of 2004.

Depreciation and amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of franchise rights and liquor licenses. Depreciation and amortization increased by $886,200, or 16.8%, to $6.2 million, from $5.3 million, due primarily to more restaurants being operated in third quarter 2005. Depreciation and amortization expense as a percentage of total revenues was unchanged.

General and administrative. General and administrative costs include all corporate and administrative functions that support existing operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses and related employee benefits, travel, information systems, training, office rent, professional and consulting fees and marketing costs. General and administrative costs increased by $813,000, or 11.3%, to $8.0 million, from $7.2 million. This increase was primarily due to additional headcount, salaries and related costs attributable to operating more company-owned restaurants, higher marketing costs for various media initiatives and higher costs related to legal matters described in Part II, Item 1 – Legal Proceedings. During the remainder of 2005 and into 2006, we plan to continue to add resources to the corporate support and field supervision activities of our operations commensurate with the planned openings of 11 new restaurants in the fourth quarter of 2005 and to support our long-term growth strategy. Generally, we expect general and administrative expenses to increase from quarter to quarter during the remainder of 2005 and into 2006, but to decline as a percentage of total revenues over time.

Significant and unusual items, net. On August 11, 2005, we announced the retirement of our then current chairman, president and chief executive officer, and the resignation of our then current senior vice president and secretary. These management changes followed an internal investigation commenced during the second quarter of 2005 by a special committee of the board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chairman, president and chief executive officer since 2001 that were inconsistent with company policies or that lacked sufficient documentation. On August 18, 2005, our former chairman, president and chief executive officer entered into a Restitution Agreement with us, and on August 19, 2005, we received $1.25 million as reimbursement for these expenses.

In addition, in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, we recorded a non-cash stock-based compensation expense of $2.8 million. This expense relates to approximately 400,000 stock options the board of directors granted to our former chairman, president and chief executive officer and former senior vice president and secretary in May 2000. The board of directors accelerated vesting of those stock options in 2002, and our former chairman, president and chief executive officer and former senior vice president and secretary exercised these options in 2002. This accelerated vesting triggered the modification of these awards such that they were revalued based upon the fair value of the underlying stock at the time of the modification. Absent this modification, these stock option awards would have been forfeited upon the retirement of our former chairman, president and chief executive officer and the resignation of our former senior vice president and secretary. Because under their original terms these awards would not have vested until after these individuals ceased to be employed by us, FASB Interpretation No. 44 requires us to recognize stock-based compensation expense in the period of departure in an amount equal to the excess fair value of the underlying stock over the option exercise price at the time of the modification.

Pre-opening costs. Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force, travel, the cost of food and beverages used in training, marketing costs and other direct costs related to the opening of new restaurants. Pre-opening costs increased $165,200, or 13.8%, to $1.4 million, compared to $1.2 million a year ago. Pre-opening costs for the twelve weeks ended October 2, 2005, included $821,800 for the four restaurants we opened during the quarter, $288,500 related to restaurants we have or will open in the fourth quarter, and $253,400 of non-cash rent costs. Pre-opening costs for the twelve weeks ended October 3, 2004, included $935,400 for the five restaurants we opened during the quarter, $66,500 related to restaurants we opened in the fourth quarter of 2004, and $196,500 of non-cash rent costs. Excluding non-cash rent costs, which have averaged $50,000 per leased restaurant, pre-opening costs for the four restaurants we opened during the twelve weeks ended October 2, 2005 averaged $205,500, compared to an average of $199,900 for the five restaurants we opened during the twelve weeks ended October 3, 2004. Our average pre-opening cost for the four restaurants we opened during the third quarter of 2005 were approximately $11,000 higher than the average for the 15 restaurants we opened during the forty weeks ended October 3, 2004, due primarily to our opening three restaurants in new markets during the third quarter of 2005. We generally incur higher pre-opening costs, particularly for wages and travel, when we open restaurants in new markets, compared to established markets. We expect pre-opening costs for the fourth quarter of 2005 will increase as a result of expenses related to restaurants we expect to open during the remainder of 2005 and early 2006. We also expect pre-opening expenses to increase throughout in 2006 as we continue to execute our restaurant unit growth strategy.

Interest expense, net. Interest expense, net, increased by $154,400, or 28.7%, to $692,100, from $537,700, due to a $105,400 increase in interest expense and a $49,000 reduction in interest income. Interest expense increased because we had more variable rate borrowings outstanding and our variable interest rates were higher during third quarter 2005 than a year ago. The reduction in interest income was due primarily to the repayment of notes from stockholders/officers during fourth quarter 2004 and the first half of 2005. There are no remaining notes from current or former stockholders/officers as of October 2, 2005. We anticipate interest expense will continue to increase as we continue to fund our restaurant unit growth with additional borrowings at potentially higher interest rates.

Other. Other expense was $37,600 in third quarter 2005, compared to other income of $28,100 a year ago.

Provision for income taxes. The provision for income taxes decreased by $398,900, or 11.1%, to $3.2 million, from $3.6 million, due primarily to lower pre-tax earnings. We adjusted our estimated effective income tax rate during the twelve weeks ended October 2, 2005, as a result of the impact of the significant and unusual stock-based compensation expense that lowered our projection of full-year income before income taxes. We expect our effective tax rate for full year 2005 will be approximately 34.0%. However, our actual effective tax rate for 2005 may be different than our current estimate due to actual revenues, income before income taxes and tax credits achieved.

Forty Weeks ended October 2, 2005 compared to Forty Weeks ended October 3, 2004

Revenues

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $62.2 million, or 21.0%, to $358.8 million, compared to $296.6 million a year ago. A total of $50.2 million of this increase was attributable to the non-comparable restaurants. Comparable restaurant revenues increased by $12.0 million, or 4.3%, compared to a year ago, driven by a 2.3% increase in the average guest check and a 2.0% increase in guest counts. We expect that restaurant revenues will continue to grow during the remainder of 2005 due to the anticipated addition of 11 new restaurants during the fourth quarter of 2005 and the 22 restaurants opened since the end of third quarter 2004.

As previously disclosed, during the current fiscal year we changed the manner in which we report costs relating to complimentary team member meals. This change has no effect on net income. Historically, we reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. During the second quarter we determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein have been restated to reflect this change in reporting. For the forty weeks ended October 3, 2004, restaurant revenues decreased by $4.3 million, or 1.4%, and restaurant labor and general and administrative costs decreased by $4.1 million and $175,400, respectively.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased by $1.5 million, or 16.9%, to $10.4 million, compared to $8.9 million a year ago. Franchise royalties increased $1.6 million, or 19.3%, to $10.1 million, from $8.5 million, due primarily to the 12 new restaurants opened by our franchises since the end of third quarter 2004. Our franchises reported that comparable sales for U.S. and Canadian restaurants increased 4.4% and 4.8%, respectively. Franchise fees decreased $123,000, or 26.4%, to $342,300, from $465,300 a year ago, due primarily to the fact that ten franchise restaurants were opened in the forty weeks ended October 2, 2005, compared to 15 in the forty weeks ended October 3, 2004.

Costs and Expenses

Cost of sales. Cost of sales, which is comprised of food and beverage expenses, increased by $13.5 million, or 19.1%, to $83.9 million, from $70.4 million, due primarily to more restaurants being operated in the forty weeks ended October 2, 2005. The components of cost of sales are variable and generally increase with sales volume. The principal commodity categories for our restaurants include hamburger, poultry, canned and dry goods and fresh produce. Compared to a year ago, our commodity costs during the forty weeks ended October 2, 2005, improved in several categories, particularly with regard to hamburger, meats, fresh produce and canned goods. Cost of sales as a percentage of restaurant revenues improved 0.3%, which was due primarily to lower commodity costs as well as menu mix changes and purchasing initiatives designed to reduce food and beverage costs. We expect cost of sales as a percentage of restaurant revenues during the fourth quarter of 2005 will remain mostly unchanged compared to the third quarter of 2005. We expect to continue to benefit from lower commodity prices, but we cannot be certain what impact higher fuel surcharges, and potentially higher produce costs that may result from hurricane Wilma, may have on our overall costs of sales, however these factors could negatively impact cost of sales during the remainder of 2005 and into 2006.

Labor. Labor costs, which include restaurant hourly wages, hourly floor supervisory wages and management salaries, bonuses, taxes and benefits for restaurant team members, increased by $20.6 million, or 20.5%, to $121.0 million, from $100.4 million. This increase was due primarily to more restaurants being operated in the forty weeks ended October 2, 2005. Labor as a percentage of restaurant revenues improved 0.2%, primarily due to lower hourly and salaried labor costs in the early part of the forty weeks ended October 2, 2005, compared to a year ago. However, our hourly and salaried wages have increased as a percentage of restaurant revenues during the second and third quarters of 2005 compared to a year ago, due to the staffing of additional restaurant managers in anticipation of our new restaurants as well as higher hourly wages paid in response to minimum wage increases. We expect to see an increase in labor as a percentage of restaurant revenues during the fourth quarter of 2005 and into 2006, compared to the third quarter of 2005, due primarily to higher labor costs as a percentage of restaurant revenues for the 11 new restaurants we expect to open in the fourth quarter of 2005, as well as the impact of higher hourly and salaried wages at our comparable restaurants.

Operating. Operating costs, which include restaurant supplies, services and maintenance, marketing costs, utilities, and other related costs, increased by $10.5 million, or 24.4%, to $53.7 million, from $43.1 million, due primarily to more restaurants being operated in the forty weeks ended October 2, 2005. Historically, our operating costs have generally increased with sales volume but declined as a percentage of restaurant revenues. However, during the forty weeks ended October 2, 2005, our operating costs as a percentage of restaurant revenues increased 0.4%, due primarily to higher costs for certain supplies driven by rising materials and transportation costs, including fuel surcharges. We expect higher energy costs to continue through the remainder of 2005 and into 2006. Operating costs as a percentage of restaurant revenues could also increase during the remainder of 2005 and into 2006, as a result of higher fuel surcharges and raw material costs related primarily to petroleum based products that comprise various restaurant supplies.

Occupancy. Occupancy costs, which include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general insurance and other property costs, increased by $3.8 million, or 20.3%, to $22.8 million, from $19.0 million, due primarily to more restaurants being operated in the forty weeks ended October 2, 2005. Our occupancy costs typically increase with sales volume but we expect them to decline as a percentage of restaurant revenues over time. Occupancy expense was unchanged as a percentage of restaurant revenues.

Depreciation and amortization. Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of franchise rights and liquor licenses. Depreciation and amortization increased by $3.4 million, or 21.4%, to $19.4 million, from $16.0 million, due primarily to more restaurants being operated in the forty weeks ended October 2, 2005. Depreciation and amortization expense was unchanged as a percentage of total revenues.

General and administrative. General and administrative costs include all corporate and administrative functions that support existing operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses and related employee benefits, travel, information systems, training, office rent, professional and consulting fees and marketing costs. General and administrative costs increased by $2.8 million, or 11.4%, to $27.5 million, from $24.7 million. This increase was primarily due to additional headcount, salaries and related costs attributable to operating more company-owned restaurants. In addition, we incurred higher legal costs as a result of the matters described in Part II, Item 1 – Legal Proceedings. These increases were offset by reductions in marketing costs. During the remainder of 2005 and into 2006, we plan to continue to add resources to the corporate support and field supervision activities of our operations commensurate with the planned openings of 11 new restaurants in the fourth quarter of 2005 and to support our long-term growth strategy. Generally, we expect general and administrative expenses to increase from quarter to quarter during the remainder of 2005 and into 2006, but to decline as a percentage of total revenues over time.

Significant and unusual items, net. On August 11, 2005, we announced the retirement of our then current chairman, president and chief executive officer, and the resignation of our then current senior vice president and secretary. These management changes followed an internal investigation commenced during the second quarter of 2005 by a special committee of the board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chairman, president and chief executive officer since 2001 that were inconsistent with company policies or that lacked sufficient documentation. On August 18, 2005, our former chairman, president and chief executive officer entered into a Restitution Agreement with us, and on August 19, 2005, we received $1.25 million as reimbursement for these expenses.

In addition, in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, we recorded a non-cash stock-based compensation expense of $2.8 million. This expense relates to approximately 400,000 stock options the board of directors granted to our former chairman, president and chief executive officer and former senior vice president and secretary in May 2000. The board of directors accelerated vesting of those stock options in 2002, and our former chairman, president and chief executive officer and former senior vice president and secretary exercised these options in 2002. This accelerated vesting triggered the modification of these awards such that they were revalued based upon the fair value of the underlying stock at the time of the modification. Absent this modification, these stock option awards would have been forfeited upon the retirement of our former chairman, president and chief executive officer and the resignation of our former senior vice president and secretary. Because under their original terms these awards would not have vested until after these individuals ceased to be employed by us, FASB Interpretation No. 44 requires us to recognize stock-based compensation expense in the period of departure in an amount equal to the excess fair value of the underlying stock over the option exercise price at the time of the modification.

Pre-opening costs. Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force, travel, the cost of food and beverages used in training, marketing costs and other direct costs related to the opening of new restaurants. Pre-opening costs increased $401,600, or 10.6%, to $4.2 million, from $3.8 million a year ago. Pre-opening costs for the forty weeks ended October 2, 2005, included $2.9 million for the 15 restaurants we opened during the forty weeks ended October 2, 2005, $515,500 related to restaurants we have or will open in the fourth quarter, and $747,500 of non-cash rent costs. Pre-opening costs for the forty weeks ended October 3, 2004, included $2.7 million for the 15 restaurants we opened during the forty weeks ended October 3, 2004, $373,900 related to restaurants we opened in the fourth quarter of 2004, and $675,300 of non-cash rent costs. Excluding non-cash rent costs, pre-opening costs for the 15 restaurants we opened during the forty weeks ended October 2, 2005, averaged $194,100, compared to an average of $186,000 for the 15 restaurants we opened in the forty weeks ended October 3, 2004. We expect pre-opening costs for the fourth quarter of 2005 will increase as a result of expenses related to restaurants we expect to open during the remainder of 2005 and early 2006. We also expect pre-opening expenses to increase throughout in 2006 as we continue to execute our restaurant unit growth strategy.

Interest expense, net. Interest expense, net, increased by $434,800, or 24.5%, to $2.2 million, from $1.8 million, due to a $315,000 increase in interest expense and a $119,900 decrease in interest income. Interest expense increased because we had more variable rate borrowings outstanding and our variable interest rates were higher in the forty weeks ended October 2, 2005, compared to a year ago. The reduction in interest income was due primarily to the repayment of notes from stockholders/officers during the fourth quarter of 2004 and the first half of 2005. There are no remaining notes from current or former stockholders/officers as of October 2, 2005. We anticipate interest expense will continue to increase as we continue to fund our restaurant unit growth with additional borrowings at potentially higher interest rates.

Other. Other expense was $101,100 in the forty weeks ended October 2, 2005, compared to other income of $196,700 a year ago. During the forty weeks ended October 3, 2004, we sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $256,900.

Provision for income taxes. The provision for income taxes increased by $2.2 million, or 24.3%, to $11.4 million, from $9.1 million, due primarily to increased pre-tax earnings. Our effective income tax rate for the forty weeks ended October 2, 2005 was 34.2%, compared to 34.1% in the forty weeks ended October 3, 2004. We expect our effective tax rate for full year 2005 will be approximately 34.0%. However, our actual effective tax rate for 2005 may be different than our current estimate due to actual revenues, income before income taxes and tax credits achieved.

Liquidity and Capital Resources

Cash and cash equivalents were $3.2 million as of October 2, 2005, compared to $5.0 million at the end of fiscal 2004. We attempt to keep only enough cash on hand to satisfy our working capital requirements, which can vary substantially as a result of seasonality, construction and other corporate needs. All available cash in excess of our estimated working capital needs is generally used to repay borrowings under our revolving credit agreement. The changes in cash and cash equivalents for the periods presented were as follows (in thousands):

	Forty Weeks Ended
	October 2, 2005	October 3, 2004
Cash provided by operating activities	$52,162	$42,931
Cash used by investing activities	(60,740)	(49,051)
Cash provided by financing activities	6,800	5,725

Decrease in cash and cash equivalents	$(1,778)	$(395)

As previously disclosed, during the current fiscal year management determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. Our financial statements for the forty weeks ended October 3, 2004 have been restated from amounts previously reported to reduce cash flows from operating activities and to increase cash flows from investing activities by $3.9 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items. This change has no effect on net income or the amount of cash and cash equivalents reported.

Operating Activities

Cash provided by operating activities during the forty weeks ended October 2, 2005 increased $9.2 million, or 21.5%, to $52.2 million, compared to $42.9 million a year ago. The increase was attributable primarily to the 21% growth in cash flows from restaurant operations. In addition, cash provided by operating activities for the forty weeks ended October 2, 2005, included $1.25 million paid by our former chairman, president and chief executive officer pursuant to a restitution agreement that we entered into with him.

Investing Activities

Cash used in investing activities during the forty weeks ended October 2, 2005 increased $11.7 million, or 23.8%, to $60.7 million, compared to $49.1 million a year ago. Our investing activities consist primarily of purchases of property and equipment related to the construction of restaurants as well as remodels and capital improvements of our existing restaurants. Cash provided by investing activities generally relates to proceeds generated from the sale of real estate, property and equipment.

Proceeds from Investing Activities. There were no proceeds from investing activities during the forty weeks ended October 2, 2005. Proceeds of $1.1 million were generated during the forty weeks ended October 3, 2004 as a result of the sale of a parcel of land.

Capital Expenditures. In the forty weeks ended October 2, 2005, we invested $61.1 million for construction of restaurants, remodels, capital improvements and various corporate initiatives, compared to $50.2 million a year ago.

During the remainder of 2005, we expect to spend $23.0 million to $24.5 million on costs related to the construction of new restaurants that we expect will open in the fourth quarter of 2005 and early 2006. We anticipate that we will also spend $1.5 million to $2.5 million on restaurant remodels and capital improvements of our existing restaurants and $350,000 to $400,000 on corporate initiatives, including information systems and computer equipment. For the remainder of 2005, we expect that our net cash used in investing activities will exceed our net cash provided by operating activities and, as a result, we anticipate that we will make additional borrowings under our revolving credit agreement.

Financing Activities

Cash provided by financing activities during the forty weeks ended October 2, 2005 increased $1.1 million, or 18.8%, to $6.8 million, from $5.7 million a year ago. Our financing activities consist primarily of borrowings used to fund restaurant construction and other corporate needs in excess of cash provided by operations and other proceeds, including sales of common stock resulting primarily from the exercise of stock options. Cash used in financing activities is primarily related to the repayment of borrowings. During the remainder of 2005, we expect our primary source of cash provided by financing activities will be obtained from additional borrowings under our revolving credit agreement.

Borrowings. We maintain a revolving credit agreement with a maximum borrowing capacity of $85.0 million, which expires on May 19, 2006. This agreement is in place to fund the construction and acquisition of new restaurants, to refinance existing indebtedness and for general corporate purposes, including working capital. The revolving credit agreement is secured by a first priority pledge of all of the outstanding capital stock of our subsidiaries and a first priority lien on substantially all of our tangible and intangible assets. We are currently in compliance with all covenants related to the revolving credit agreement. Our borrowing activity in the forty weeks ended October 2, 2005 was as follows (in thousands):

	Borrowings	Payments	Total
Revolving credit agreement	$11,933	$(10,959)	$974
New capital lease obligations incurred for building and equipment purchases	3,350	—	3,350
Repayments of capital leases and collateralized notes payable	—	(3,142)	(3,142)

Total	$15,283	$(14,101)	$1,182

Debt outstanding during the forty weeks ended October 2, 2005 had stated interest rates ranging from 2.1% to 13.4% and maturities ranging from 2005 through 2025. As of October 2, 2005, borrowings outstanding under our revolving credit agreement bore interest at approximately 5.8%, excluding the effect of our cash flow hedge. Borrowings under our revolving credit agreement, as well as certain other existing borrowings, are subject to variable rates of interest as discussed further in “Quantitative and Qualitative Disclosures About Market Risk.” We anticipate that interest rates related to our variable rate borrowings will continue to increase during the remainder of 2005 and into 2006, and that higher interest rates, combined with our anticipated increase in variable rate borrowings during the remainder of 2005 and into 2006, will result in higher interest costs.

An irrevocable letter of credit issued under our revolving credit agreement in the amount of approximately $3.6 million is being maintained to back our self-insured workers’ compensation program and reduces the amount of borrowings available on our revolving credit agreement.

Our total committed borrowing capacity, capacity used and unused borrowing capacity as of October 2, 2005 were as follows (in thousands):

	Committed Capacity	Capacity Used (1)	Unused Capacity
Revolving credit agreement	$85,000	$36,035	$48,965

(1)	Capacity used includes all borrowings outstanding under our amended revolving credit facility, as well as a $3.6 million irrevocable letter of credit being maintained to back our self-insured workers’ compensation program.

The revolving credit agreement requires that capital expenditures, as defined, will not exceed specified amounts for each fiscal year. To the extent we do not exceed the annual limitations specified in our revolving credit agreement, any unused amount up to $10.0 million in any fiscal year will be carried forward to the following fiscal year and will increase the limit in the succeeding year by such carry-forward amount. We carried-forward $9.4 million from 2004, and amended our agreement on August 19, 2005 to further increase the 2005 annual limitation on capital expenditures from $84.4 million to $100.0 million. For 2006, the capital expenditures limitation through the May 19, 2006 expiration of our amended revolving credit agreement is $75.0 million.

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

As of October 2, 2005, we had $6.3 million outstanding under various real estate and equipment loans with GE Capital. These loans bear interest at the 30-day commercial paper rate plus 3.0% to 3.5%, mature from 2008 to 2016, and are secured by buildings, equipment and improvements on certain properties. In addition, we had $10.2 million outstanding under various real estate and equipment loans with other lenders. These loans bear interest at rates ranging from 2.1% to 13.4% and mature from 2006 to 2025. The GE Capital loans, together with certain of our other loans, require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum EBITDA ratio and a maximum funded indebtedness ratio. As of October 2, 2005, we were in compliance with all of these financial ratios.

Proceeds from the Repayment of Officer Notes. During the forty weeks ended October 2, 2005, our former chief executive officer repaid a total of $4.2 million, consisting of $3.6 million of principal on three outstanding notes and $622,700 of accrued interest thereon. These notes were originally issued in 2000, 2001 and 2002. These proceeds were used for general corporate purposes and helped reduce borrowings under our revolving credit agreement. There are no remaining notes from current or former stockholders/officers.

Purchase of Treasury Stock. During September 2005, we repurchased 11,517 shares of common stock for $83,498, or $7.25 per share, in accordance with a right of repurchase agreement related to stock options that were early exercised by a former executive during 2002. These 11,517 shares are being held, at cost, as treasury stock until such time as they are reissued or retired, at the discretion of the board of directors.

Proceeds from the Issuance of Stock. During the forty weeks ended October 2, 2005, we received proceeds of $5.0 million from the exercise of stock options and $432,200 from sales of common stock related to our employee stock purchase plan. These proceeds were used for general corporate purposes and helped reduce borrowings under our revolving credit agreement.

Capital Resources. We anticipate that cash flows from operations and funds available from our existing revolving credit agreement, together with cash on hand, will provide sufficient funds to finance our expansion plans and corporate initiatives through the remaining term of our revolving credit agreement, which expires on May 19, 2006. As of October 2, 2005, all borrowings under the revolving credit agreement have been classified as current because they are scheduled to mature within one year. Based on current market conditions and our financial condition and expected cash flows, we believe we will be able to restructure our debt financing prior to May 19, 2006. There can be no guarantee that financing will be available on acceptable terms, or at all, and our failure to restructure our debt when needed would negatively impact our growth plans and our financial condition and results of operations. Debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Inflation

The primary inflationary factors affecting our operations are food, labor costs and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants and, to a lesser extent, commodity prices for certain foods we purchase at market rates. Uncertainties related to higher costs, including energy costs, commodity prices, wages and construction materials make it difficult to predict what impact, if any, inflation may have during the remainder of 2005 and into 2006.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the forty weeks ended October 2, 2005 or October 3, 2004.

We completed our most recent goodwill impairment test in December 2004 and determined that there were no impairment losses related to goodwill. We completed our most recent property and equipment impairment tests in October 2005 and determined that there were no impairment losses related to property and equipment.

Lease Accounting. We are obligated under various lease agreements for certain land, restaurant facilities and office space. For operating leases, we recognize rent expense on a straight-line basis over the expected lease term. Capital leases are recorded as an asset and a liability at an amount equal to the present value of the future minimum lease payments during the lease term.

Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations have been reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we will exercise such option periods due to the fact that we would incur an economic penalty for not doing so. The lease term commences on the date when we become legally obligated for the rent payments, which generally coincides with the time when the landlord delivers the property for us to develop and we waive contract contingencies. Historically, there were two methods in use for recognizing rent costs during a period of construction: the capitalization method and the expense method. In October 2005, new authoritative guidance was issued which will require rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This guidance becomes effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. We use the expense method, whereby all rent costs recognized during construction periods are expensed immediately as pre-opening expenses, and as a result, the new guidance will not have any impact on our consolidated financial statements. Using the expense method results in substantially higher current period costs compared to using the capitalization method because the construction period for our free-standing restaurants is typically 130-150 days, and as a result, the amount of rent costs that we recognize during construction periods is significant. Other companies in our industry may presently account for rent costs recognized during the construction period using the capitalization method and, as a result, our financial statements may not necessarily be comparable to other companies in our industry.

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

Insurance/Self-Insurance Liabilities. We are self-insured for certain losses related to group health insurance, general liability and workers’ compensation and we maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial based estimates, and is closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. We have historically expensed rent costs incurred during the construction period. Accordingly, Staff Position FAS 13-1 is not expected to have any impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are evaluating the impact the adoption of FIN 47 may have on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require us to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. This statement becomes effective for annual periods beginning after June 15, 2005, with early adoption permitted. We have decided to adopt SFAS 123R in the first quarter of 2006. Adoption of the expensing requirements will reduce our future reported earnings in a manner similar to that described in Note 2 to the accompanying notes to condensed consolidated financial statements. In addition, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We are currently evaluating the specific impacts of adoption, including the effective tax rate impact, underlying assumptions and what type of stock-based awards may be granted in the future. We expect to continue to calculate the estimated fair value of stock-based awards using the Black-Scholes multiple option-pricing model, where appropriate.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 become effective for annual periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have any impact on our consolidated financial statements.

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

Further instances of deficiencies in or ineffectiveness of our internal controls over financial reporting could have a material adverse effect on our business, financial condition and results of operations

We maintain a system of internal controls over financial reporting that is reviewed and monitored by our management and our audit committee. Based on the results of the recent investigation conducted by a special committee of the board of directors into the use of chartered aircraft and travel and entertainment expenses, our management concluded that there were deficiencies in our system of internal controls that existed during the forty weeks ended October 2, 2005, and in prior periods. These deficiencies are discussed in detail in “Item 4. Controls and Procedures.”

Management has implemented remedial measures to correct these deficiencies. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If the internal controls put in place by management are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission, we may be forced to restate our financial statements and take other actions which could require significant financial and managerial resources, as well as be subject to fines and other government enforcement actions. Investors also could lose confidence in our reported financial information which could have a negative effect on our stock price.

Complaints, litigation, and governmental investigations could have a material adverse affect on our business, financial condition and results of operations

On August 11, 2005, we announced certain management changes discussed in detail above, under “Recent Developments.” These management changes followed an internal investigation conducted by a special committee of our board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. We notified the Securities and Exchange Commission of the internal investigation conducted by the special committee. Subsequent to our announcement, we were named in a purported class action suit and a shareholder derivative suit.

Although we plan to vigorously defend these suits, we cannot predict the outcome of these lawsuits or what actions the Securities and Exchange Commission may take as a result of these matters. It is possible that we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on our financial condition and results of operations. It is possible that we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on our financial condition and results of operations. We plan to vigorously defend these suits and to cooperate fully with any potential Securities and Exchange Commission investigation. These actions may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to litigation, investigation and compliance activities.

The successful management of our restaurant operations and growth may suffer because our current senior management team has a limited history of working together

Our success depends, in large part, upon the services of our senior management team. Our chief executive officer and chief financial officer have served in their current capacities, for less than six months. We cannot assure you that these executives will fully integrate themselves into our business or that they will manage our growth effectively. Our failure to assimilate these new executives, the failure of these new executives to perform effectively, or the loss of either of these new executives or other key executives could adversely affect our business, financial condition and results of operations. Our future performance will further depend on our ability to motivate and retain these and other key officers and team members.

Forward-Looking Statements

Certain information contained in this Form 10-Q includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. Such statements speak only as of the date hereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:

•	our ability to achieve and manage our planned expansion;

•	our ability to raise capital in the future and to restructure our existing debt financing prior to its stated maturity in May 2006;

•	the impact and costs of litigation and investigations;

•	the ability of our franchisees to open and manage new restaurants;

•	our franchisees’ adherence to our practices, policies and procedures;

•	changes in the availability and costs of food;

•	changes in energy costs;

•	changes in the cost and availability of building materials and restaurant supplies;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors;

•	the assimilation of our new chief executive officer and chief financial officer, and the continued service of key management personnel;

•	the concentration of our restaurants in the Western United States;

•	our ability to protect our name and logo and certain proprietary information;

•	changes in consumer preferences, general economic conditions or consumer discretionary spending;

•	health concerns about our food products and food preparation;

•	business interruption caused by fire, flood or other catastrophes;

•	our ability to attract, motivate and retain qualified team members;

•	the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages;

•	the effect of competition in the restaurant industry;

•	cost and availability of capital;

•	additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements;

•	the effectiveness of our internal controls over financial reporting;

•	future changes in financial accounting standards; and

•	other risk factors described from time to time in SEC reports filed by Red Robin.

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

We are exposed to market risk from changes in interest rates on certain borrowings. As of October 2, 2005, we had $28.7 million of borrowings subject to variable interest rates. A hypothetical 1.0% increase in interest rates applied to these borrowings would result in an increase of interest costs of $287,000 on an annualized basis. We maintain a variable-to-fixed interest rate swap agreement with a notional amount of $10.0 million which allows us to pay interest at a fixed rate of 2.98% plus our LIBOR margin rate of 2.00% to 2.75%, and receive variable rate interest based on the 1-month LIBOR, reset at the end of each calendar month, plus our LIBOR margin rate of 2.00% to 2.75%. This swap agreement expires in January 2006, at which time our exposure to market risk from changes in interest rates on borrowings will increase by $10.0 million. We may or may not enter into interest rate swap agreements in the future.

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

Our management conducted an evaluation, under the supervision and with the participation of our current chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation, management concluded that our disclosure controls and procedures were effective. In arriving at this conclusion, management considered the results of the investigation conducted by a special committee of the board of directors, as described below. We identified certain deficiencies discussed in further detail below, and it is management’s opinion that the combination of these deficiencies resulted in a significant deficiency that existed during the forty weeks ended October 2, 2005, and in prior periods. However, management has implemented remedial measures, as further described below, to correct these deficiencies.

Deficiencies Related to the Design and Operation of Certain Company-Level Controls

•	Non-compliance by the former chief executive officer and former chief financial officer with existing policies and procedures for non-commercial aircraft usage and travel and entertainment expenses;

•	Unauthorized usage of non-commercial aircraft by the former chief executive officer; and

•	Unauthorized charitable donations of Company funds and services by the former chief executive officer.

Deficiencies Related to the Design and Operation of Certain Accounting Procedures

•	Lack of clear procedures for ensuring appropriate dissemination of the non-commercial aircraft usage policy;

•	Inadequate supervisory oversight of accounting personnel responsible for processing payment requests by our former chief executive officer related to travel and entertainment expenditures, including non-commercial aircraft usage and charitable donations;

•	Inadequate reporting and disclosure controls with regards to the identification of senior executive fringe benefit compensation; and

•	Lack of a charitable donations policy, which resulted in unauthorized charitable donations of Company funds and services by the former chief executive officer.

In consultation with our board of directors and other advisors, we have implemented certain remediation measures to correct the internal control deficiencies noted above. The remediation activities include:

Design and Operation of Certain Company-Level Controls

Completed as of the filing date of this report:

•	The special committee conducted an internal investigation relating to use of chartered aircraft and travel and entertainment expenses, including charitable donations. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. On August 10, 2005, this individual retired from his positions. In addition, on August 10, 2005, our former chief financial officer resigned as senior vice president and secretary. Following the retirement of the former chief executive officer and the resignation of the former chief financial officer, our board of directors elected Dennis B. Mullen as chairman of the board and chief executive officer, appointed Eric C. Houseman as president and chief operating officer, and appointed Katherine L. Scherping, our current chief financial officer, to the position of secretary.

•	We have accelerated our planned implementation of an internal audit function that will report directly to the audit committee of the board of directors. We intend to engage a professional services firm during November 2005. Representatives of this firm will report directly to the audit committee of the board of directors, and we anticipate that they will begin providing internal audit services to us in early 2006.

Design and Operation of Certain Accounting Procedures

Completed as of the filing date of this report:

•	We have established new travel and entertainment expense authorization procedures for our executive officers;

•	We have implemented training and education for charter aircraft vendor invoice and travel and entertainment expense processing with requirements to obtain appropriate documentation and approval; and

•	We have adopted a defined charitable donations policy requiring proper authorization, review and accounting oversight by persons at the appropriate levels.

Changes in Internal Controls over Financial Reporting

There have been no changes to our internal controls over financial reporting during the twelve weeks ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On August 11, 2005, we announced certain management changes that followed an internal investigation conducted by a special committee of the board of directors relating to use of chartered aircraft and travel and entertainment expenses, including charitable donations. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chairman, president and chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. We notified the Securities and Exchange Commission of the internal investigation. Our results of operations for the twelve and forty weeks ended October 2, 2005, include significant and unusual items that resulted from these management changes that, on a net basis, reduced income from operations, net income and earnings per share as described in Note 7 to the accompanying notes to condensed consolidated financial statements and in Part I, Item 2., of this quarterly report.

On August 15, 2005, Andre Andropolis filed a purported class action complaint (the “Andropolis Complaint”) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers our common stock during the putative class period of November 8, 2004 through August 11, 2005 against us, our former chief executive officer and former chief financial officer. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the “Baird Complaint”) in the United States District Court for the District of Colorado on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint. Both complaints allege violations of the Securities Exchange Act of 1934 and both complaints allege that the defendants caused our shares to trade at artificially inflated levels by issuing a series of materially false and misleading statements regarding our financial statements and business prospects and by concealing improper self dealing by our former chief executive officer. These complaints seek certification of the class, an award of damages to the class and the payment of attorneys’ fees. We have filed a motion to dismiss the Andropolis Complaint that is currently pending before the court. Two groups of plaintiffs and their counsel have applied to the court to be designated as lead plaintiff and lead counsel under the applicable federal statutes. Those applications are pending before the court. We have not been served with the Baird Complaint. Neither Mr. Baird nor his counsel has applied to the court to be appointed lead plaintiff or lead counsel.

On August 31, 2005, Elliot Wilster commenced a stockholder’s derivative suit on behalf of our company in the United States District Court for the District of Colorado (the “Wilster Complaint.”). The action is brought against us as a nominal defendant and against our former chief executive officer, former chief financial officer, then-current board members and the chief concept officer and senior vice president. The Wilster Complaint alleges that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleges that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of our company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the chief concept officer and senior vice president. The Wilster Complaint seeks monetary damages against the individual defendants, equitable relief (including the imposition of a constructive trust), restitution, and attorneys’ fees. The defendants have filed motions to dismiss that are currently pending before the court.

Although we plan to vigorously defend these suits, we cannot predict the outcome of these lawsuits or what actions the Securities and Exchange Commission may take as a result of these matters. It is possible that we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on our financial condition and results of operations.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on the Company’s financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 11, 2005 – August 7, 2005	0		—	0	0
August 8, 2005 – September 4, 2005	11,517	(1)	$7.25	0	0
September 5, 2005 – October 2, 2005	0		—	0	0

Total	11,517			0	0

(1) In April 2002, our board of directors approved the early exercise of options to purchase up to 775,862 shares of common stock held by certain executive officers under our 2000 Management Performance Common Stock Option Plan and the exercise of options to purchase an additional 146,552 shares of our common stock related to fully vested options held by certain executive officers under our 1990 and 1996 Stock Option Plans. Shares issued upon early exercise of options are subject to a right of repurchase by us at the lower of fair value or issuance price until vested. On September 1, 2005, we repurchased 11,517 shares of common stock related to unvested early exercise options for $83,498, or $7.25 per share, in accordance with our right of repurchase. These shares are being held as treasury stock until such time as they are reissued or retired, at the discretion of our board of directors.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Retirement and General Release Agreement between the Company and Michael J. Snyder, dated August 10, 2005. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 8-K as filed with the SEC on August 11, 2005.

10.2*	Resignation and General Release Agreement between the Company and James P. McCloskey, dated August 10, 2005. Incorporated by reference to Exhibit 10.2 filed as an exhibit to our Form 8-K as filed with the SEC on August 11, 2005.

10.3*	Restitution Agreement, dated as of August 18, 2005, among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc. and Michael Snyder. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 10-Q as filed with the SEC on August 19, 2005.

10.4*	Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of August 19, 2005, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Documentation Agent. Incorporated by reference to Exhibit 10.2 filed as an exhibit to our Form 10-Q as filed with the SEC on August 19, 2005.

10.5*	Dennis B. Mullen Nonqualified Stock Option Agreement, dated August 25, 2005. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 8-K as filed with the SEC on August 31, 2005.

10.6*	Dennis B. Mullen, Employment Agreement, dated September 7, 2005. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2005.

10.7*	Eric C. Houseman Nonqualified Stock Option Agreement, dated September 1, 2005. Incorporated by reference to Exhibit 10.2 filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2005.

10.8*	Todd A. Brighton Nonqualified Stock Option Agreement, dated September 1, 2005. Incorporated by reference to Exhibit 10.3 filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2005.

10.9*	Michael E. Woods Nonqualified Stock Option Agreement, dated September 1, 2005. Incorporated by reference to Exhibit 10.4 filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2005.

10.10*	Robert J. Merullo Nonqualified Stock Option Agreement, dated September 1, 2005. Incorporated by reference to Exhibit 10.5 filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2005.

10.11	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement.

10.12	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement.

10.13	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Director Stock Option Agreement.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

*	Exhibits previously filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

November 4, 2005	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer