Form 10-K
period 2005-12-25
RED ROBIN GOURMET BURGERS INC
filed 2006-02-23
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-49916

RED ROBIN GOURMET BURGERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1573084
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
6312 S Fiddler’s Green Circle, Suite 200N
Greenwood Village, CO	80111
(Address of Principal Executive Offices)	(Zip Code)

(303) 846-6000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter on The NASDAQ National Market) was $845.2 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 16,507,234 shares of common stock outstanding as of February 21, 2006.

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2006 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.
TABLE OF CONTENTS

PART I

ITEM 1.                Business

Overview

Red Robin® Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. Unless otherwise provided in this annual report on Form 10-K, references to “Red Robin,” “we”, “us” and “our” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. In fiscal 2005, we generated total revenues of $486.0 million. As of the end of our fiscal year on December 25, 2005, the Red Robin Gourmet Burger system included 299 restaurants, of which 163 were company-owned and 136 were franchisee-operated. As of December 25, 2005, there were Red Robin restaurants in 33 states and two Canadian provinces.

History

The first Red Robin® restaurant was opened in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 1996, the Company began implementing a number of strategic initiatives, including strengthening our gourmet burger concept, recruiting a new management team, upgrading management information systems, streamlining operations and improving guest service. In 2000, we completed a series of financing transactions that helped position our company for growth. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, to facilitate a reorganization of the company. The reorganization was consummated in August 2001, and since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock of Red Robin International, Inc., and our other operating subsidiaries through which our company-owned restaurants are operated. We completed an initial public offering of our common stock in July 2002. Since 1979, we have also franchised our concept. As of December 25, 2005, we had 27 franchisees who operate 136 restaurants. Our franchisees are independent organizations to whom we provide support. See “Restaurant Franchises and Licensing Arrangements”.

Business Strategy

Our objective is to be the most respected restaurant company in the world for the way we treat our team members, guests and shareholders. To achieve our objective, we have developed the following strategies to profitably grow the business and build an infrastructure that will enable us to support that growth and deliver a high-quality and imaginative dining experience to our guests.

•     New Company Restaurant Growth. Red Robin is pursuing a disciplined growth strategy focusing on the addition of company-owned restaurants. We opened 26 new company-owned restaurants in 2005. Of these restaurants, approximately 60% were opened in existing markets while approximately 40% were opened in new markets. In fiscal 2006, we plan to open 30 - 32 new company-owned restaurants. We expect approximately 60% of these new restaurants will be located in new markets.

We will continue to focus on further penetrating existing markets. We believe this strategy enables us to gain operating efficiencies, increase brand awareness and enhance convenience and ease of access for our guests, all of which we believe leads to significant repeat business and increased profitability. Strategically placing multiple restaurants in key trade areas enables Red Robin to reduce costs associated with regional supervision of restaurant operations, reduces training costs for managers hired for new restaurants in the area and leverages expenditures spent on local marketing. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified team members is enhanced in markets in which the brand is well known.

We will also continue to selectively enter into new markets to expand our footprint and increase our presence as a national restaurant company. As we continue to expand into new markets, we will evaluate and plan for new development and operating cost structures that may not follow our experiences when opening restaurants in existing markets. Such factors include costs related to site development and working with new developers and contractors, increased costs for pre-opening and team member training as well as strategic marketing activities to build brand recognition in areas where we may not be well-known.

•     Comparable Restaurant Growth. In addition to new company restaurant growth, we will continue to focus on comparable restaurant sales driven by increases in guest counts and increases in the average guest check. We aim to increase guest counts by continuing our focus on maintaining our loyal guests through the price-to-value relationship we establish and time-efficient lunch and dinner experiences we provide. We generally introduce price increases only as a means of offsetting rising costs and protecting restaurant operating margins. We will be taking an approximate 1% price increase in the first quarter of 2006 to offset the portion of 2005 costs increases that we have identified as recurring.

•     Managing Restaurant Operating Costs. We are focused on managing our restaurant operating costs including food and other commodities, labor and benefits, restaurant supplies, utilities and other operating costs. Typically, our newly opened restaurants initially experience higher operating costs in both dollars and percentage of revenues when compared to our restaurants open three years or more. Accordingly, sales volume, timing of openings and initial operating margins of our new restaurants, particularly in new markets, have had, and are expected to continue to have, an impact on our overall profitability until our restaurant operating base is large enough to mitigate the impact of these opening costs and inefficiencies.

•     Developing Our Infrastructure to Support Growth. To support our planned growth and increase overall profitability, we will strategically invest in infrastructure projects that will enable us to maximize the efficiencies of our centralized corporate support functions and improve guest service in our restaurants. Our strategic projects will include both short- and long-term objectives to meet the needs of our growing restaurant base and will potentially include projects that may initially increase costs and offset leverage in our general and administrative, marketing, franchise development and restaurant operating costs.

•     Build awareness of the “Red Robin® America’s Gourmet Burgers and Spirits” brand. We believe that the Red Robin name has achieved substantial brand equity among guests and has become well known within our existing markets for our signature menu items. We intend to continue to focus our marketing and advertising activities at the local restaurant marketing level. In particular, as we expand to new markets, we will continue to spend our time and funds to promote store openings, support local communities and to place advertising in local media outlets.

Restaurant Concept

Red Robin’s menu features its signature product, the gourmet burger, which the Company makes from premium quality beef, chicken, veggie patties, pot roast, pork, fish or turkey and serves in a variety of recipes. Red Robin offers a wide selection of toppings for its gourmet burgers, including fresh guacamole, honey mustard sauce, grilled pineapple, crispy onion straws, sautéed mushrooms and a choice of seven different cheeses, and even a fried egg. In addition to gourmet burgers, which accounted for approximately 50% of our total food sales in 2005, Red Robin serves an array of other food items that are designed to appeal to a broad range of guests. These items include a variety of appetizers, salads, soups, pastas, seafood, other entrees, desserts and the Company’s signature Mad Mixology® alcoholic and non-alcoholic specialty beverages. All our gourmet burgers are served with our all-you-can-eat Bottomless Steak FriesTM.

Red Robin’s restaurants are designed to create a fun and memorable dining experience in an exciting, high-energy, family-friendly atmosphere. The Company’s concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 to whom Red Robin refers to as “tweens,” and younger children. In 2004, an independent study reported that the percentage of our guests under the age of 18 was 30% compared to an average of 19% for other casual-dining restaurants. This group represents one of the largest growing age segments in the United States.

We believe in giving our guests the “gift of time.” All of Red Robin’s menu items are designed to be delivered to guests in a time-efficient manner. Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute experience at dinner.

We also strive to provide our guests with exceptional dining value. The Company has a per person average check of approximately $10.53, including beverages. We believe this price-to-value relationship differentiates us from our competitors, many of whom have significantly higher average guest checks, and it allows us to appeal to a broad base of consumers with a wide range of income levels. This low average guest check, combined with the swift service and fun-filled atmosphere contributes to an industry leading guest frequency rate.

Red Robin was founded on four core values: Honor, Integrity, Continually Seeking Knowledge and Having Fun. These core values are the foundation for every Red Robin decision, from creating our gourmet burgers to hiring energetic team members and even to deciding new restaurant locations. They also are the foundation for how we treat our team members, guests and communities. These core values can be found embroidered on the sleeve of every team member’s shirt, which serves as a constant reminder of what makes our company unique and special. Red Robin also has an unparalleled and extraordinary approach to guest service known as Unbridled Acts. There are thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members.

Restaurant Expansion and Site Selection

Restaurant Expansion

Red Robin is pursuing a disciplined growth strategy that includes the addition of company-owned and franchised restaurants. We opened 26 new company-owned restaurants in 2005. Our franchisees opened 19 new restaurants. In fiscal 2006, we plan to open 30 - 32 new company-owned Red Robin® restaurants and we expect our franchisees will open an additional 15 - 17 new restaurants.

We may seek to selectively acquire existing restaurants from our franchisees who are seeking an exit strategy. There can be no assurance that we will be successful in any franchise acquisition.

Site Selection

Red Robin believes that site selection is critical to its success and devotes substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic and a highly visible site. Approved sites generally have a population of at least 70,000 people within a three-mile radius and at least 100,000 people within a five-mile radius. Sites generally require a strong daytime and evening population, adequate parking and a visible and easy entrance and exit. In addition, Red Robin typically selects locations with a demographic profile that have a household income average of $70,000 and have a high population of females and families.

In order to maximize our market penetration potential, Red Robin has developed a flexible physical site format that allows us to operate in a range of real estate venues located near high activity areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. Our prototype restaurant is a free-standing building with approximately 6,350 square feet, approximately 213 seats and patio seating. Based on this prototype, our average cash investment for a restaurant is approximately $2.4 million, excluding land and pre-opening costs. We typically operate our restaurants under operating leases for land on which we build our restaurants.

Operations

Restaurant Management

Our restaurant operations are divided into three distinct geographic regions which are overseen by a regional vice president of operations who reports directly to our president and chief operating officer. In general, we staff each geographic region with five to nine regional operations directors, one to three regional recruiters, a regional training manager and one to three regional kitchen managers. Our regional directors oversee five to eight company-owned restaurants each, which we believe enables them to support the general managers and achieve sales and cash flow targets for each restaurant within their region. In certain instances, regional operations directors invest a limited portion of their time on franchised operations in their respective regions.

Our typical restaurant management team consists of a general manager, an assistant general manager, a kitchen manager and one or two assistant managers. Most of our restaurants employ approximately 85 hourly team members, many of whom work part-time. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of team members, as well as operating results. The kitchen manager is responsible for product quality, daily production, shift execution, food costs and kitchen labor costs.

Training

We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants. Each restaurant has eight to ten certified trainers who provide classroom and on-the-job instruction for new team members who must be certified for their positions by passing a series of tests. These trainers participate in an eight-hour training seminar which provides them with knowledge and tactics to enable them to effectively coach our team members to meet our high standards.

Restaurant managers are required to complete an eight-week training program in an existing restaurant that includes guest service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they spend one additional training week with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for future restaurant openings. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Once a year, we hold a leadership conference in which certain of our managers receive additional training on financial management, food preparation, hospitality and other relevant topics.

Personnel in a new restaurant complete a robust training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. Prior to opening a new restaurant, our dedicated training and opening team travels to the location to prepare for an intensive seven-day training program for all team members hired for the new restaurant opening. Part of the training team stays on-site during the first week of operation and an additional team of training support arrives for on-site support during the second and third weeks. We believe this additional investment in our new restaurants is important because it helps us provide our guests with a consistent quality dining experience from day one. We also support our franchise openings with corporate training teams. After a restaurant has been opened and is operating smoothly, the management team and our certified trainers supervise the training of new team members.

Food Preparation, Quality Control and Purchasing

Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. We inspect specific qualified manufacturers and growers. Our purchasing team and restaurant managers are certified in a comprehensive safety and sanitations course by the National Restaurant Association. Minimum cook temperature requirements and quality assurance checks ensure the safety and quality of both burgers and other ingredients we use in our restaurants.

To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing team generally negotiates fixed price agreements with terms of between one month and one year or monthly commodity pricing formulas. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s management team determines the restaurant’s daily usage requirements for food ingredients, products and supplies, and accordingly, orders from approved local suppliers and our national master distributor. The management team inspects all deliveries to ensure that the items received meet our quality specifications and negotiated prices. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

Restaurant Franchise and Licensing Arrangements

As of December 25, 2005, we had 27 franchisees that operate 136 restaurants in 24 states and two Canadian provinces, and we had 21 exclusive franchise area development arrangements with these franchisees. Our two largest franchisees are Red Robin Restaurants of Canada, Ltd., with 18 restaurants throughout Alberta and British Columbia, Canada, and Top Robin Ventures, Inc., with 18 restaurants in Southern California. In 2005, our franchisees opened 19 new restaurants and we expect our franchisees to open 15 - 17 additional new restaurants in 2006. We are not actively seeking new franchisees.

Our typical franchise arrangement consists of an area development agreement and a separate franchise agreement for each restaurant. Our current form of area development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, usually over a five-year period. Individual franchise agreements relate to the operation of each restaurant opened and typically have a term of 20 years with a renewal option for an additional ten years if the franchisee satisfies certain conditions. Our standard franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our recipes, systems, manuals, processes and related items.

Under our current form of area development agreement, at the time we enter into such agreements, we collect a $10,000 area development fee for each restaurant the franchisee agrees to develop. When a franchisee opens a new restaurant, we collect an additional franchise fee of $25,000. We may charge lower area development fees and franchise fees for existing franchisees. We recognize area development fees and franchise fees as income when we have performed all of our material obligations and initial services, which is generally upon the opening of the restaurant. Until earned, we account for these fees as deferred income, an accrued liability. Our current form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted restaurant sales. However, we have had other negotiated arrangements where certain franchisees pay royalty fees ranging from 3.0% to 3.5%.

Franchise Compliance Assurance

We have instituted a comprehensive system to ensure the selection of quality franchisees and compliance with our systems and standards, both during the development and operation of franchise restaurants.

•       Selection process. We generally select franchisees who are experienced, well capitalized, multi-unit restaurant operators or that have demonstrated the ability to raise capital and rapidly grow a multi-unit retail or service organization. During the selection process, we conduct comprehensive background, financial and reference checks on all candidates and we obtain references from the candidates as well as through industry sources, such as suppliers, executives, managers or other business associates.

•       Development and operations. After we sign a franchise agreement, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with Red Robin systems and procedures. During the development phase, we assist the franchisee in the selection of restaurant sites and the development of prototype and building plans, including all changes that local municipalities and developers require. After construction is completed, we review the building for compliance with our standards and provide trainers to assist in the opening of the restaurant. We advise the franchisee on menu, management training, and equipment and food purchases. At least once a year, we review all menu items and descriptions to ensure compliance with our requirements and standards. We require all suppliers of ground beef, if different from ours, to pay for and pass an annual inspection performed by third party auditors. Finally, on an ongoing basis, we conduct brand equity reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Reviews are conducted by seasoned operations teams, last approximately two to three days, and focus on seven key areas including health, safety, brand foundation, and execution proficiency.

To continuously improve our operations, we maintain a franchise marketing advisory council, a franchise business advisory council and a food and beverage committee. The councils provide input and feedback to us regarding operations and consist of three franchisee representatives and three members of our senior management. The food and beverage committee, which is also comprised of three franchisee representatives and three members of our senior management team, helps determine which items we select for menu testing and which items will be featured in future promotions. In addition, several times each year we solicit feedback and insights on specific topics from the broad group of franchisees and then get together with them to discuss and share their views. These gatherings are an effort to attain a high level of franchisee buy-in and to assure the system is evolving in a positive direction through the exchange of best practices.

Management Information Systems

We have centralized financial and accounting systems for company-owned restaurants, which we believe are important in analyzing and improving profit margins and accumulating marketing information for analysis. Our restaurants use computerized management information systems, which are designed to report daily, weekly and period-to-date information including sales, inventory and labor data. Specifically, we use Menulink, a Windows-based product, to perform our restaurant-level bookkeeping, electronic ordering and food cost and management functions. Our Radiant Systems (formally Aloha Technologies) point-of-sale system facilitates the supply of data to Menulink and also assists with labor scheduling and credit card authorizations. Our Scheduling Team Members and Reporting System (NuSTaRs) helps our managers schedule the optimal amount of team members at any time.

We utilize a customized food and beverage analysis program that determines the optimal food and beverage costs for each restaurant and provides additional tools and reports to help us identify opportunities, such as waste management, which we believe afford us lower than industry average food and beverage costs. We also utilize a labor program to determine the optimal staffing needs of each restaurant based on its actual guest flow and demand.

We employ several additional operational tools. For example, each week every general manager performs a “systems check” that tracks and measures our guests’ experiences based upon key criteria. This “systems check” evaluates our speed of service, food preparation times, seating utilization measures and guest feedback. Our regional operations directors utilize these and other reports to determine which restaurants in their region may need additional support to address any problems.

Marketing and Advertising

We build brand awareness through our marketing and advertising programs and activities. These activities are funded primarily by contractual contributions from all company and franchised restaurants based on a percentage of sales. During 2005, we spent an aggregate of 2.6% of restaurant sales on marketing efforts. Of this amount, we spent less than 1.0% of restaurant sales on media initiatives such as television commercials, radio advertisements and free-standing inserts in newspapers and other print media. We expect to continue investing a similar percentage of restaurant sales in marketing efforts in the future, primarily in connection with driving existing restaurant sales and new restaurant openings.

We accomplish these objectives through four major marketing initiatives.

In-restaurant marketing

We spend a significant portion of our marketing funds communicating with our guests while they are in our restaurants. The core of our strategy revolves around keeping our menu items fresh, with innovative gourmet burgers and other offerings that we feature along with our core gourmet burgers and entrees on table merchandising and other printed materials throughout our restaurants.

New restaurant openings

We use new restaurant openings as opportunities to reach out to the local community and they are often covered by local media. We employ a variety of marketing techniques in connection with our new restaurant openings, including community “Sneak Preview” parties, with invitations to media personalities, community leaders and local businesses. In addition, in an effort to practice our core values, we typically tie our new restaurant openings to fundraising for a local charitable or public service organization such as the local fire and police departments.

Local restaurant marketing

We reach out to schools, churches, charities, and community organizations to build brand awareness within the communities that we serve. In addition, we have an opportunity to build guest loyalty on a local level through the Red Robin eClub which is accessed through our corporate website, www.redrobin.com. Through the eClub, we frequently communicate with our loyal guests and cost-effectively inform them of new menu items, events and promotions.

Advertising

Although our restaurant concept has not been historically media driven, we do spend a limited amount of our marketing dollars on media vehicles in select markets to build brand awareness. This includes radio, free-standing newspaper inserts, outdoor billboards, and on-screen cinema advertising.

Team Members

As of December 25, 2005, we had 16,545 employees, whom we refer to as team members, consisting of 16,344 team members at company-owned restaurants and 201 team members at our corporate headquarters and our regional offices. During our higher volume summer months, we experience an increase in the number of hourly team members in our restaurants of approximately 10.0%. None of our team members are covered by any collective bargaining agreement. We consider our team member relations to be good.

In 2004, we were proud to be a recipient of Nation’s Restaurant News’ 2004 People and Performance Awards, sponsored by Coca-Cola®. This award honors multi-unit food service operators for excellence in recruiting, retention and recognition of hourly and management team members. We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance and stock options for corporate team members, and general managers and above. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement, as well as significant performance-based incentives tied to sales, profitability, certain qualitative measures and length of service.

Executive Officers

The following table sets forth information about our executive officers:

Name	Age	Position
Executive Officers:
Dennis B. Mullen	62	Chairman of the Board and Chief Executive Officer
Eric C. Houseman	38	President and Chief Operating Officer
Katherine L. Scherping	46	Chief Financial Officer
Todd A. Brighton	48	Senior Vice President and Chief Development Officer
Annita M. Menogan	51	Vice President, Chief Legal Officer and Secretary
Robert J. Merullo	51	Senior Vice President and Chief Concept Officer
Michael E. Woods	56	Senior Vice President and Chief Knowledge Officer

Dennis B. Mullen.   Mr. Mullen was appointed Chief Executive Officer and Chairman of Red Robin in August 2005. Prior to August 2005, Mr. Mullen served as a Director for Red Robin beginning in December 2002. Since January 2004, Mr. Mullen has served as the Chairman of the Board and a trustee of the Janus Investment Fund, Janus Adviser Series and Janus Aspen Series, and as a director of Janus World Funds PLC (a Dublin, Ireland based non-US fund). Mr. Mullen has more than 30 years experience as a corporate executive in the restaurant industry and has served as Chief Executive Officer for several restaurant chains, including Cork n’ Cleaver Restaurants of Denver, Colorado; Pedro Verde’s Mexican Restaurants, Inc. of Boulder, Colorado; Garcia’s Restaurants, Inc. of Phoenix, Arizona and BCNW, a franchise of Boston Chicken, Inc. in Seattle, Washington.

Eric C. Houseman.   Mr. Houseman joined Red Robin in 1993. He was appointed President and Chief Operating Officer of Red Robin in August 2005. He previously served as Vice President of Operations from March 2000 until August 2005, Director of Operations—Oregon/Washington from January 2000 to March 2000, Senior Regional Operations Director from September 1998 to January 2000, and General Manager from January 1995 to September 1998.

Katherine L. Scherping.   Ms. Scherping joined Red Robin as Chief Financial Officer in June 2005. From August 2004 until her employment with Red Robin, Ms. Scherping was the Controller for Policy Studies in Denver, Colorado. From August 2002 until June 2003, she served as Chief Financial Officer and Treasurer of Tanning Technology Corporation in Denver, Colorado. From April 1999 until August 2002,

Ms. Scherping served as Director of Finance and Treasurer of Tanning Technology Corporation. Ms. Scherping has over 23 years experience serving in various finance and accounting roles. Ms. Scherping is a Certified Public Accountant.

Todd A. Brighton.   Mr. Brighton joined Red Robin in April 2001 as Vice President of Development. He was appointed Senior Vice President and Chief Development Officer in August 2005. From August 1999 until his employment with Red Robin, Mr. Brighton worked for RTM Restaurant Group in Atlanta, Georgia as Director of Real Estate.

Annita M. Menogan.   Ms. Menogan joined Red Robin in January 2006, and serves as Vice President, Chief Legal Officer and Secretary. From August 1999 to September 2005, Ms. Menogan was employed by Coors Brewing Company, serving most recently as Vice President, Secretary and Deputy General Counsel of Adolph Coors Company and of Molson Coors Brewing Company, following the merger with Molson Inc. in February 2005. Ms. Menogan was engaged in the private practice of law from 1983 to 1999.

Robert J. Merullo.   Mr. Merullo joined Red Robin in April 2000 as Senior Vice President of Restaurant Operations and in November 2005 he was named Senior Vice President and Chief Concept Officer. He was Director of Operations for The Snyder Group Company from November 1987 to April 2000.

Michael E. Woods.   Mr. Woods joined Red Robin in January 1997 as Vice President of Franchise Development and was appointed Senior Vice President in January 1999 and Chief Knowledge Officer in November 2005. Mr. Woods also served as Vice President of Design & Construction from February 2000 to April 2001. From 1992 to June 1999, Mr. Woods also served The Snyder Group Company as Director of Corporate Development.

Competition

The restaurant industry is highly competitive. We compete on the basis of the taste, quality, price of food offered, guest service, ambiance, location and overall dining experience. We believe that our guest demographics, our gourmet burger concept, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and when compared to us, may have substantially greater financial, marketing, and other resources than do we. We also compete with many other restaurant and retail establishments for site locations and team members.

Seasonality

Our restaurant sales are subject to seasonal fluctuations and are typically higher during the summer months and winter holiday season because of factors such as warmer weather, school holidays and the holiday shopping season.

Trademarks

Our registered trademarks and service marks include, among others, the marks “Red Robin® ”, “America’s Gourmet Burgers & Spirits®”, “Mad Mixology®” and our logo. We have registered these marks with the United States Patent and Trademark Office and the Canadian Intellectual Property Office. In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing requirements and regulations for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals, including restaurant, alcoholic beverage and retail licensing. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws include minimum wage requirements, overtime, child-labor regulations, unemployment tax rates, workers’ compensation rates, citizenship requirements, pay practices and sales taxes. In addition, the federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment, and we may be required to design or modify our restaurants to make reasonable accommodations for disabled persons.

Available Information

We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission (SEC) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

Forward-Looking Statements

From time-to-time the Company makes oral and written statements that reflect the Company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements relate to, among other things:

•       business objectives and strategic plans;

•       operating strategies;

•       our ability to open and operate additional restaurants profitably and the timing of such openings;

•       restaurant and franchise acquisitions;

•       anticipated price increases;

•       expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

•       estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

•       anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

•       future capital expenditures;

•       our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2006;

•       the sufficiency of the supply of commodities and labor pool to carry on our business;

•       success of advertising and marketing activities;

•       the absence of any material adverse impact arising out of the formal SEC investigation or any current litigation in which we are involved;

•       nonpayment of dividends;

•       impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

•       expectations regarding competition and our competitive advantages;

•       impact of our trademarks, service marks, and other proprietary rights; and

•       effectiveness of our internal control over financial reporting.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; regional mall and lifestyle center traffic trends; increased competition in the casual dining restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers, team members, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; costs and effects of the SEC investigation; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

ITEM 1A.        RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks described below before deciding to invest in our common stock. The occurrence of any of the following risks could materially harm our business, financial condition, results of operations or cash flows. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. When determining whether to invest in our common stock, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

Risks related to our business

Our ability to open and operate new restaurants in order to expand our restaurant base is subject to factors beyond our control.

Our growth strategy depends in large part on our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•       timely development of new restaurants;

•       our ability to identify, and secure an adequate supply of available and suitable restaurant sites;

•       competition for restaurant sites;

•       negotiation of favorable lease and construction terms;

•       availability and retention of qualified operating personnel, especially managers;

•       the availability of construction materials and labor;

•       management of construction and development costs of new restaurants;

•       securing required governmental approvals and permits in a timely manner, or at all;

•       cost and availability of capital;

•       competition in our markets and general economic conditions that may influence consumer spending or choice.

Our focus on restaurant expansion primarily through further penetrating existing markets, could cause sales in some of our existing restaurants to decline.

Our areas of highest concentration are Arizona, California, Colorado, Ohio, Oregon, Virginia and Washington. In accordance with our expansion strategy, we intend to open approximately 40% of our new restaurants in 2006 in our existing markets. Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance and guest counts for restaurants near the area in which a new restaurant opens may decline due to the opening of new restaurants.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

Some of our new restaurants will be located in areas where we have little or no meaningful experience and where there is the lack of market awareness of the Red Robin® brand. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets.

New restaurants, once opened, may not be profitable, if at all, for several months.

We anticipate that our new restaurants will generally take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train a sufficient number of team members, operating costs, which are often materially greater during the first several months of operation than thereafter, pre-opening costs and other factors. Further, some, or all of our new restaurants may not attain anticipated operating results or results similar to those of our existing restaurants. We have experienced delays in opening some of our restaurants and may experience delays in the future. In addition, restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

Our existing systems and procedures may be inadequate to support our growth plans.

We face the risk that our existing systems and procedures, restaurant management systems, financial controls, information and accounting systems, management resources and human resources will be inadequate to support our planned expansion of company-owned and franchised restaurants. Our expansion may strain our infrastructure and other resources, which could slow our restaurant development or cause other problems. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on our infrastructure and other resources. Any failure by us to continue to improve our infrastructure or to manage other factors necessary for us to achieve our expansion objectives could have a material adverse effect on our operating results.

The acquisition of existing restaurants from our franchisees may have unanticipated consequences that could harm our business and financial condition.

We may seek to selectively acquire existing restaurants from our franchisees who are seeking an exit strategy. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•       material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as we integrate the franchisee’s operations into our operations;

•       risks associated with entering into markets or conducting operations where we have no or limited prior experience; and

•       the diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants from our franchisees, which may be accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business, results of operations and financial condition.

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

Changes in our operating plans, acceleration of our expansion plans, franchise acquisition opportunities, lower than anticipated sales, increased expenses or other events, including those described in this section, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans as well as our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock. Additional debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Approximately 63% of our company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

As of December 25, 2005, we operated a total of 102 company-owned restaurants in the Western United States, primarily in the states of Arizona, California, Colorado, Nevada, Oregon and Washington. As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the Western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

Our operations are susceptible to the cost of and changes in food availability which could adversely affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. Chicken represented approximately 18.5% and hamburger represented approximately 11.7% of our food purchases in 2005. We enter into annual contracts with our beef and chicken suppliers. Our contracts for chicken are fixed price contracts. Our contracts for beef are generally based on current market prices plus a processing fee. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a “value-priced” product, we may not be able to pass along price increases to our guests.

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy team members. Qualified individuals needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high team member turnover in existing restaurants, which could harm our business. Additionally, competition for qualified team members could require us to pay higher wages to attract sufficient team members, which could result in higher labor costs. Most of our team members are paid on an hourly basis. These team members are paid in accordance with applicable minimum wage regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

Price increases may impact guest visits

We have announced a 1% price increase in the first quarter of fiscal 2006 on selected menu items in order to offset increased operating expenses we believe will be recurring. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that this or other future price increases will not deter guests from visiting our restaurants or affect their purchasing decisions.

Our operating results may fluctuate significantly due to unexpected circumstances, increases in costs, seasonality and other factors.

Our quarterly and annual results may fluctuate or be impacted negatively by:  increases in energy costs, which may affect operating costs, costs of food, supplies and maintenance; changes in borrowings and interest rates; changes in customer discretionary spending and shopping locales; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill and losses on restaurant closures; unanticipated expenses from natural disasters and repairs to damaged or lost property.

Moreover, our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season of each fiscal year. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

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

Our restaurants are primarily located near high activity areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. Our success also depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. If the number of visitors to these centers decline due to any of these factors or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded.

Under our current form of area development agreement, franchisees must develop a predetermined number of restaurants in their area according to a schedule that lasts for the term of their development agreement. Franchisees may not have access to the financial or management resources that they need to open the restaurants required by their development schedules, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. From time to time in the past, we have agreed to extend or modify development schedules for certain area developers, and we may do so in the future. Any of these problems could slow our growth and reduce our franchise revenues.

Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If any franchisee experienced difficulty in obtaining adequate financing, the lack of adequate availability of such financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

Our franchisees could take actions that could harm our business.

Franchisees are independent contractors and are not our employees. We provide training and support to franchisees; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued services and performance of Dennis B. Mullen, our chief executive officer; Eric Houseman, our president and chief operating officer; Katherine L. Scherping, our chief financial officer and the rest of our executive team. Our future performance will depend on our ability to motivate and retain these and other key officers. Competition for these executives is intense. The loss of the services of members of our executive team or the inability to attract additional qualified personnel as needed could materially harm our business.

Our senior management team has a limited history of working together.

Our success depends, in large part, upon the services of our senior management team. Certain of our senior executives have been with the Company or in their present roles for less than nine months. These executives have limited or no previous experience with us or in those roles and there is no assurance that they will fully integrate themselves into our business or that they will manage our growth effectively. Our failure to assimilate these new executives, the failure of these new executives to perform effectively, or the loss of any of these new executives, could adversely affect our business, financial condition, and results of operations. We do not carry key person life insurance on any of our executive officers.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, in 2006, we have adopted the change that requires us to record compensation expense in the statement of operations for employee stock options using the fair value method. See Note 1 to our Consolidated Financial Statements for further discussion. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

Our future success depends on our ability to protect our proprietary information.

Our business prospects will depend in part on our ability to develop favorable consumer recognition of the Red Robin® name and logo. Although Red Robin®, America’s Gourmet Burgers & Spirits® and Mad Mixology® are federally registered trademarks with the United States Patent and Trademark Office and in Canada, our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how, and we employ various methods to protect our concepts and recipes. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Moreover, we may face claims of infringement that could interfere with our use of our proprietary know-how, concepts, recipes or trade secrets. Defending against such claims may be costly and, if we are unsuccessful, we may be prevented from continuing to use such proprietary information in the future and/or be forced to pay damages. We do not maintain confidentiality and non-competition agreements with all of our executives, key personnel or suppliers. In the event competitors independently develop or otherwise obtain access to our know-how, concepts, recipes or trade secrets, the appeal of our restaurants could be reduced and our business could be harmed. We franchise our system to various franchisees. While we try to ensure that the quality of our brand and compliance with our operating standards, and the confidentiality thereof are maintained by all of our franchisees, we cannot assure that our franchisees will avoid actions that adversely affect the reputation of Red Robin or the value of our proprietary information.

Risks related to the restaurant industry

Health concerns relating to the consumption of beef, chicken or other food products could affect consumer preferences and could negatively impact our results of operations.

Like other restaurant chains, consumer preferences could be affected by health concerns about the avian influenza, also known as bird flu, or the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. This negative publicity may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the negative publicity by changing our concept or our menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a concept change and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

We are subject to extensive government regulation that may adversely hinder or impact our ability to govern various aspects of our business including our ability to expand and develop our restaurants.

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

Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor regulations and sales taxes. Additional government-imposed increases in minimum wages, overtime pay,  paid leaves of absence and mandated health benefits, such as those to be imposed by recently enacted legislation in California, increased tax reporting and tax payment requirements for team members who receive tips, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

We are also subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Many state franchise laws impose restrictions on the franchise agreement, including limitations on non-competition provisions and the termination or non-renewal of a franchise. Some states require that franchise materials be registered before franchises can be offered or sold in the state.

A significant increase in litigation could have a material adverse effect on our results of operations, financial condition and business prospects.

As a member of the restaurant industry, we are sometimes the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees.

In addition, our failure to comply with the various federal and state labor laws governing our relationship with our team members including requirements pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor requirements and sales taxes, may have a material adverse effect on our business or operations. The possibility of a material adverse effect on our business relating labor-related litigation is even more pronounced given the high concentration of team members employed in the western United States, as this region, and California in particular, has a substantial amount of legislative and judicial activity pertaining to labor-related issues. Further, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to such claims from time to time. See “Item 3. Legal Proceedings.”

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

Risks related to our company

An unfavorable finding in the ongoing SEC investigation of the Company or either of the purported securities class action lawsuits could have a material adverse effect on us.

As previously disclosed, we are the subject of a formal SEC investigation into the use of chartered aircraft and travel and entertainment expenses by our former chairman, chief executive officer and president. We completed an internal investigation regarding these same matters in August 2005 and at such time notified the SEC as to the results of such investigation. Since such time, we have cooperated and intend to continue to cooperate with the SEC in order to bring the investigation of the Company to a conclusion as promptly as possible. In addition, as previously disclosed, we are the defendant in two purported securities class action lawsuits. We are unable to predict the ultimate focus or outcome of the SEC investigation or the securities class actions, or when the investigation and the securities class actions will be completed. Any unfavorable finding from the SEC as a result of the investigation or in either of the securities class actions could have a material adverse effect on our reputation, business, results of operations, financial position and cash flows. See “Item 3. Legal Proceedings.”

The costs of the SEC investigation and the purported securities class action lawsuits may result in significant additional expenses.

The costs of the formal SEC investigation and the costs of defending the purported securities class action lawsuits are expected to be significant and may be material to our results of operations. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to cooperate with the SEC investigation and to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to activities relating to the SEC investigation and the securities class actions. See “Item 3. Legal Proceedings.”

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The NASDAQ National Market rules, has required an increased amount of management attention. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risks related to internal controls.

Public companies in the United States are required to review their internal controls as set forth in the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission, we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions.

Our stock price may be volatile.

The recent market for our equity securities has been extremely volatile. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

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

ITEM 1B.       Unresolved Staff Comments

None

ITEM 2.                Properties

We currently lease the real estate for a majority of our company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to just over 20 years. These leases generally contain renewal options which permit us to renew the leases at defined contractual rates or prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. We record a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance and property tax costs.

We own real estate for 31 company-owned restaurants located in Arizona (3); Arkansas (2); California (2); Colorado (3); Georgia (1); Illinois (1); Maryland (1); Missouri (1); North Carolina (4);

Ohio (4); Pennsylvania (3); Virginia (4); and Washington (2). In addition, we own one property in Florida and a second property in Texas, both of which we lease to others.

Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 30, 2011. We lease small regional offices of less than 3,500 square feet in various locations including Seattle, Washington and Tustin, California under leases expiring between December 2007 and December 2010.

ITEM 3.                Legal Proceedings

On August 11, 2005, we announced certain management changes that followed an internal investigation conducted by a special committee of the board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chairman, president and chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. We notified the SEC of the internal investigation. Our results of operations for fiscal 2005 include significant and unusual items that resulted from these management changes that, on a net basis, reduced income from operations, net income and earnings per share.

On February 1, 2006, we received a notification of a formal order of investigation from the SEC. The SEC investigation relates to the above-mentioned internal investigation. The SEC indicated in its order that there has been no determination made by the SEC as to whether we have in any way violated the law. We have cooperated with the SEC, and intend to continue to cooperate fully with the SEC in its formal investigation.

On August 15, 2005, Andre Andropolis filed a purported class action complaint (the “Andropolis Complaint”) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of our common stock during the putative class period of November 8, 2004 through August 11, 2005 against us, our former chief executive officer and former chief financial officer. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the “Baird Complaint”) in the United States District Court for the District of Colorado on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint. Both complaints allege that the company and defendants Michael J. Snyder and James P. McCloskey violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10(b)(5) adopted pursuant to the Exchange Act by disseminating false and misleading financial reports on behalf of the company, by withholding adverse financial information on behalf of the company from the class, and the individual defendants were control persons who caused the company to engage in such acts for their own benefit. The plaintiffs further allege that, because of the actions of our former chief executive officer and former chief financial officer, our stock price became inflated between November 8, 2004 and August 11, 2005, and on August 12, 2005, our stock price fell sharply following their departures from their positions with the company. The class has not been certified and no discovery has occurred. Lead counsel and lead plaintiff have been appointed and have received an extension to February 28, 2006 to file a consolidated complaint

On August 31, 2005, Elliot Wilster commenced a stockholder’s derivative suit on behalf of our company in the United States District Court for the District of Colorado (the “Wilster Complaint”). The action is brought against us as a nominal defendant and against our former chief executive officer, former chief financial officer, then-current board members and the chief concept officer and senior vice president. The Wilster Complaint alleges that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleges that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of our company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the chief concept officer and senior vice president. The Wilster Complaint seeks monetary damages against the individual defendants, equitable relief (including the imposition of a constructive trust), restitution, and attorneys’ fees. The defendants have filed motions to dismiss that are currently pending before the court.

The Andropolis and Baird cases have been consolidated for pretrial purposes with the Wilster action.

In January 2006, we were served with a purported class action lawsuit, Huggett v. Red Robin International, Inc., in the Superior Court of the State of California, related to an alleged failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The complaint states claims for damages, including punitive and exemplary damages, and injunctive relief. The Company has filed an answer to the Huggett complaint and has removed the case to the United States District Court for the Central District of California.

Although we plan to vigorously defend these suits, we cannot predict the outcome of these lawsuits or what actions the SEC may take as a result of these matters. It is possible that we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on our financial condition and results of operations.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, has had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on the Company’s financial position and results of operations.

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

	Sales Price
	High	Low
2005
4th Quarter	$57.47	$42.21
3rd Quarter	61.86	40.34
2nd Quarter	62.91	47.85
1st Quarter	54.19	43.72
2004
4th Quarter	$54.30	$41.69
3rd Quarter	44.94	29.00
2nd Quarter	29.38	26.21
1st Quarter	32.37	26.06

As of February 20, 2006, there were approximately 201 registered owners of our common stock.

Dividends

We did not declare or pay any cash dividends on our common stock during 2005 or 2004. We currently anticipate that we will retain any future earnings for the operation and expansion of our business. In addition, our revolving credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

We did not repurchase any of our registered securities during the fourth quarter of 2005. The Company currently has no programs which have been approved by stockholders pursuant to which we would repurchase any of our equity securities. In addition, repurchases of Company stock are specifically restricted under the terms of our amended credit agreement. On September 1, 2005, the Company repurchased 11,517 shares of common stock related to unvested early exercise options for $83,498, or $7.25 per share, in accordance with its right of repurchase. These shares are being held by the Company as treasury stock until such time as they are reissued or retired, at the discretion of the board of directors.

ITEM 6.                Selected Financial Data

The table below contains selected consolidated financial and operating data. The statement of income, cash flow and balance sheet data for each year has been derived from our consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
Restaurant revenue(1)	$471,860	$391,317	$314,371	$261,633	$211,791
Franchise royalties and fees	13,850	11,769	9,320	8,565	9,002
Rent revenue	313	300	409	327	520
Total revenues	486,023	403,386	324,100	270,525	221,313
Costs and expenses:
Restaurant operating costs:
Cost of sales	109,419	93,280	75,067	61,009	50,850
Labor(1)	160,142	131,379	108,365	90,145	71,682
Operating	71,929	57,158	48,085	40,428	33,195
Occupancy	29,669	25,242	21,248	17,830	14,034
Restaurant closures and impairment	—	—	—	1,393	36
Depreciation and amortization(2)	26,115	21,070	16,395	13,198	10,786
General and administrative(1)	32,015	28,452	21,990	20,239	16,784
Franchise development	4,651	4,046	2,848	3,256	3,704
Pre-opening costs	6,250	5,143	3,891	2,265	1,354
Significant and unusual items, net	1,543	—	—	—	—
Other	—	—	—	(795)	—
Total costs and expenses	441,733	365,770	297,889	248,968	202,425
Income from operations	44,290	37,616	26,211	21,557	18,888
Other (income) expense:
Interest expense, net(3)	2,969	2,384	2,633	5,371	7,104
Gain on sale of property	—	(257)	—	—	—
Loss on extinguishment of debt	—	—	258	4,336	—
Other	77	89	(14)	106	190
Total other expenses	3,046	2,216	2,877	9,813	7,294
Income before income taxes	41,244	35,400	23,334	11,744	11,594
Provision for income taxes	13,858	12,019	7,888	3,857	3,779
Net income	$27,386	$23,381	$15,446	$7,887	$7,815
Earnings per share
Basic	$1.68	$1.46	$1.02	$0.64	$0.77
Diluted	$1.64	$1.43	$1.00	$0.62	$0.76
Shares used in computing earnings per share
Basic	16,292	16,022	15,182	12,278	10,085
Diluted	16,656	16,406	15,465	12,660	10,236

	Fiscal Year Ended
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$3,340	$4,980	$4,871	$4,797	$18,992
Total assets(2)(3)	334,421	264,501	214,382	173,774	157,786
Long-term debt, including current portion(3)	58,524	47,743	37,628	39,980	80,088
Total stockholders’ equity(3)	$204,859	$161,733	$132,386	$98,022	$46,388
Cash Flow Data:
Net cash provided by operating activities(4)	$65,433	$54,374	$38,981	$27,342	$27,664
Net cash used in investing activities(4)	(83,490)	(68,404)	(52,831)	(43,252)	(18,285)
Net cash provided by financing activities	16,417	14,139	13,924	1,715	1,296
Selected Operating Data:
Average annual comparable restaurant sales volumes	$3,288	$3,210	$2,994	$2,938	$3,020
Company-owned restaurants open at end of period	163	137	115	96	77
Franchised restaurants open at end of period	136	118	103	98	105
Comparable restaurant sales increase	3.9%	7.5%	4.1%	1.8%	1.8%

(1)          During fiscal 2005, we changed the manner in which we report costs relating to complimentary team member meals. This change has no effect on net income. Historically, we reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. During the second quarter of 2005, we determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All prior year amounts have been restated to reflect this reporting change. For the year ended December 26, 2004, restaurant revenues decreased by $5.7 million, and restaurant labor and general and administrative costs decreased by $5.4 million and $0.3 million, respectively. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001 restaurant revenues decreased by $4.5 million, $3.9 million and $3.2 million, respectively, and restaurant labor decreased by $4.5 million,  $3.9 million and $3.2 million, respectively.

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

(4)          During 2005, the Company began to report the non-cash additions to property and equipment as Supplemental Disclosures to Cash Flows (see Note 7 of the Notes to Consolidated Financial Statements). All prior year amounts have been restated to reflect this reporting change. This change resulted in a decrease in cash flow from operating activities and a decrease in cash used in investing of $1.1 million, $1.1 million and $2.9 million        in 2004, 2003 and 2002, respectively, from what had been previously reported. In 2001, this change resulted in an increase in cash flow from operating activities and an increase in cash used in investing of $157,000 from what had been previously reported. There was no impact on net income. These amounts will be reported as future cash outflows when the accrued purchases are paid.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

All comparisons under this heading among 2005, 2004, and 2003 refer to the 52-week periods ending December 25, 2005, December 26, 2004 and December 28, 2003, respectively, unless otherwise indicated. Our discussions for the year ending December 31, 2006 refer to a 53-week period.

As of December 25, 2005, we owned and operated, or franchised 299 Red Robin Gourmet Burger casual dining restaurants in 33 states and Canada, of which 163 are company-owned and the remaining 136 of which operate under franchise agreements. In fiscal 2006, we plan to open 30—32 new company-owned Red Robin Gourmet Burger restaurants and we believe our franchisees will open an additional 15 - 17 new restaurants.

Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

The casual dining restaurant industry has become more complex and challenging in recent years. Challenges include increased competition among casual dining restaurant chains for the guest’s discretionary dining dollars, increasing labor and benefit costs, increased energy and petroleum-based product prices, changes in the economy and increasing real-estate and development costs to build new restaurants. In light of these complexities and challenges, management is pursuing a disciplined growth strategy that includes the addition of company-owned restaurants and increased sales at existing restaurants. In addition, management is focused on managing restaurant operating costs and building our corporate infrastructure to facilitate our long-term growth expectations.

The following summarizes the most significant events occurring or affecting us in 2005:

•        Company-Owned Restaurant Sales.   We increased our company-operated restaurant revenues 20.6% over 2004 which reflects increases in both comparable restaurant sales as well as increased revenues from the opening of 26 new company-owned restaurants in 2005. We consider restaurants as comparable in the first period following five full quarters of operations.

•        Amended Line of Credit Financing.   In December 2005, the Company entered into an amended credit agreement to obtain extensions of credit and commitments aggregating $200 million over the next five years. The credit agreement also allows the Company an option to increase the credit facility, subject to lender participation, by up to an additional $40 million, or an aggregate of $240 million, in the future. This credit agreement provides the Company with the flexibility to fund the capital needs of our growing business, and at substantially more favorable rates than under our former facility.

•        Management Changes.   During 2005 and early 2006, we made changes and additions to our senior executive team including the appointment of a new chief executive officer, chief financial officer, chief legal officer and the promotion of other executives to more senior management positions. In August 2005, we announced the retirement of our then chairman, president and chief executive officer and the resignation of our then senior vice president and former chief financial officer. These management changes followed an internal investigation conducted by a special committee of the board of directors relating to the use of chartered aircraft and travel and entertainment activities. Net expenses related to this management change of $1.5 million are reported separately in our consolidated financial statements and results as significant and unusual items.

•        Reduced Commodity Food Costs.   We have generally experienced an improvement in the prices for several categories including hamburger, meats, fresh produce and canned goods. We expect to continue to benefit from lower commodity prices with offsetting increases in higher fuel surcharges and delivery costs.

•        Increased Labor and Benefits.   As we have increased our company-owned restaurants during 2005, we continue to see increases in labor and related costs, both on an absolute basis and as a percentage of restaurant revenue. The increases include higher hourly and management salaries, and increased health and workers’ compensation costs related to our self-insured benefit programs.

Unit Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the years indicated.

	2005	2004	2003
Company-owned:
Beginning of period	137	115	96
Opened during period	26	22	18
Acquired or assumed from franchisees	—	—	1
End of period	163	137	115
Franchised:
Beginning of period	118	103	98
Opened during period	19	17	10
Sold or transferred to company-owned	—	—	(1)
Closed during period	(1)	(2)	(4)
End of period	136	118	103
Total number of Red Robin® restaurants	299	255	218

Since December 25, 2005 and through February 15, 2006, we have opened 2 additional company-owned restaurants and our franchisees have opened 2 additional franchise restaurants. We expect to open a total of 30 - 32 company-owned restaurants during 2006. We anticipate that our franchisees will open a total of 15 - 17 restaurants during 2006.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2005	2004	2003
Revenues:
Restaurant	97.1%	97.0%	97.0%
Franchise royalties and fees	2.8	2.9	2.9
Rent revenue	0.1	0.1	0.1
Total revenues	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	23.2	23.8	23.9
Labor	33.9	33.6	34.5
Operating	15.2	14.6	15.3
Occupancy	6.3	6.5	6.8
Total restaurant operating costs	78.6	78.5	80.5
Depreciation and amortization	5.4	5.2	5.1
General and administrative	6.6	7.1	6.8
Franchise development	1.0	1.0	0.9
Pre-opening costs	1.3	1.3	1.2
Significant and unusual items, net	0.3	—	—
Income from operations	9.1	9.3	8.1
Other (income) expense:
Interest expense	0.6	0.7	0.9
Interest income	—	(0.1)	(0.1)
Gain on sale of property	—	(0.1)	—
Loss on extinguishment of debt	—	—	0.1
Total other expenses	0.6	0.5	0.9
Income before income taxes	8.5	8.7	7.1
Provision for income taxes	(2.9)	(3.0)	(2.4)
Net income	5.6%	5.7%	4.7%

Certain  percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
Restaurant revenue	$471,860	$391,317	20.6%	$314,371	24.5%
Franchise royalties and fees	13,850	11,769	17.7%	9,320	26.3%
Rent revenue	313	300	4.3%	409	(26.7)%
Total revenues	$486,023	$403,386	20.5%	$324,100	24.5%
Average weekly sales volumes:
Comparable restaurants	$63,236	$61,732	2.4%	$57,583	7.2%
Non-comparable restaurants	$58,770	$56,161	4.6%	$55,641	0.9%

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $80.5 million, or 20.6% from 2004. Of this increase, $36.8 million was attributable to our 26 new restaurants opened during 2005, $29.5 million in additional revenues from non-comparable restaurants opened in 2004 and 2003, and $14.3 million from a 3.9% increase in comparable restaurant sales. The increase in comparable restaurant sales was driven by a 2.0% increase in guest counts and a 1.9% increase in the average guest check.

Average weekly sales represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurants average weekly sales volumes include those restaurants that are in the comparable base during each period. At the end of 2005, there were 125 comparable restaurants compared to 104 restaurants in 2004. Non-comparable restaurants included in the average weekly sales calculation include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of 2005, there were 53 non-comparable restaurants versus 40 in 2004. Fluctuations in average weekly sales volumes in comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The increase in average comparable weekly sales in 2005 was primarily the result of the increase in same store sales growth partially offset by a higher weighting of the 22 less mature restaurants entering the comparable base in 2005. The performance of these newer restaurants entering the comparable base reflects the historical ramp up of our restaurants during the early years of operations. The increase in non-comparable average weekly sales is due to the higher average performance of the 2005 class of new restaurants compared to the 2004 and 2003 class of new restaurants. Based on our historical experience, we expect that non-comparable restaurants will operate at approximately 90% to 95% of comparable restaurant sales volumes, and increase their performance over time after they enter the comparable base.

Growth in restaurant revenue is expected to continue as we open a planned 30 - 32 new restaurants in 2006. In addition, we will be taking an approximate 1% price increase of which we expect to realize 50% to 70% of this increase in actual revenue increases. The 24.5% growth in restaurant revenues in 2004 over 2003 was driven by $31.8 million of revenues from the 22 new restaurants opened in 2004, $23.3 million from other non-comparable restaurants opened in 2003 and 2002 and $21.8 million from a comparable restaurant sales increase of 7.5%.

As previously disclosed, during the current fiscal year we changed the manner in which we report costs relating to team member complimentary meals. This change has no effect on net income. Historically, we reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. During the second quarter of 2005, we determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein have been restated to reflect this change in reporting. For the year ended December 26, 2004, restaurant revenues decreased by $5.7 million, and restaurant labor and general and administrative costs decreased by $5.4 million and $240,000, respectively. For the year ended December 28, 2003, restaurant revenues decreased by $4.5 million and restaurant labor decreased by $4.5 million.

Franchise royalties and fees which consist primarily of royalty income and initial franchise fees, increased in 2005 due primarily to the 19 restaurants opened by our franchisees during 2005. Our franchisees reported that comparable sales for U.S. and Canadian restaurants increased 3.6% and 5.3%, respectively. Franchise royalties and fees for 2004 increased due to 17 additional franchise restaurants opened during 2004 compared to 2003.

Costs and Expenses

Cost of Sales

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
Cost of sales.	$109,419	$93,280	17.3%	$75,067	24.3%
As a percent of restaurant revenue	23.2%	23.8%	(0.6)%	23.9%	(0.1)%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. As a percentage of restaurant revenues, cost of sales improved 0.6%, due primarily to lower commodity costs as well as menu mix changes to lower costs items and purchasing initiatives designed to reduce food and beverage costs. These benefits were partially offset by higher freight and delivery charges. We expect cost of sales as a percentage of restaurant revenues to improve slightly in 2006, as a result of our price increase. Any expected benefit in commodity prices, however, will most likely be offset by higher freight and delivery charges.

In 2004, cost of sales as a percentage of restaurant revenue decreased to 23.8% compared to 2003, primarily due to higher commodity costs offset by menu price increases.

Labor

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
Labor	$160,142	$131,379	21.9%	$108,365	21.2%
As a percent of restaurant revenues	33.9%	33.6%	0.3%	34.5%	(0.9)%

Labor costs include restaurant hourly wages, fixed management salaries, bonuses, taxes and benefits for restaurant team members. Labor as a percentage of restaurant revenue increased 0.3%, as a result of increases related to hourly and salaried labor costs for higher salaries and headcounts at our new and comparable restaurant locations, offset by lower incentive bonuses. The increase in headcounts is due to the staffing of additional restaurant managers in some of our new restaurants in new markets while higher salaries are the result of higher hourly wages paid in response to minimum wage increases imposed under various state laws. We also experienced an increase in the cost of employee benefits including workers’ compensation and group health benefits, which are self-insured programs. We expect to see an increase in labor as a percentage of restaurant revenues during 2006, compared to 2005, to continue at this higher trend due to minimum wage increases and higher insurance costs, as well as due to a heavier weighting on our labor costs from our less efficient new restaurants.

In 2004, labor cost increased primarily due to more restaurants operating in 2004 than in 2003. Labor costs as a percent of restaurant revenue improved 0.9% due to improvement in controllable labor costs and workers’ compensation costs partially offset by increased bonus costs.

Operating

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
Operating	$71,929	$57,158	25.8%	$48,085	18.9%
As a percent of restaurant revenues	15.2%	14.6%	0.6%	15.3%	(0.7)%

Operating costs include variable costs such as restaurant supplies, advertising and energy costs, and fixed costs such as service repairs and maintenance costs. The increase in operating costs as a percentage of restaurant revenues reflects higher energy, supplies and repairs and maintenance expenses. The higher energy costs were experienced through increased rates charged to our restaurants for natural gas and oil-based utilities. Supplies expense also reflects higher petroleum-based materials costs, fuel surcharges and transportation costs that added to our base supply costs in 2005. We expect that supply costs will normalize in 2006 and that utility costs will moderate as we exit the cold weather months and we see the impact of the recent reductions in natural gas prices.

In 2004, operating costs as a percentage of restaurant revenue improved 0.7% due to leverage from our increased comparable restaurant sales, partially offset by cost pressures in certain supplies and energy-related items, such as plastic wrap, fuels and utilities.

Occupancy

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
Occupancy	$29,669	$25,242	17.5%	$21,248	18.8%
As a percent of restaurant revenues	6.3%	6.5%	(0.2)%	6.8%	(0.3)%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. Our occupancy costs generally increase with sales volume but decline as a percentage of restaurant revenues as we leverage our fixed costs. Occupancy costs increased in 2005 primarily due to $3.5 million of expenses related to our 26 new restaurants opened during the year. In addition, we also realized modest increases in insurance and percentage rents. Occupancy expense as a percentage of restaurant revenue improved in 2005 due to the leverage provided by the increase in restaurant revenues.

Occupancy costs as a percent of restaurant revenue improved in 2004 primarily due to our increase comparable restaurant sales and the increase in the percentage of free-standing restaurants which generally have lower occupancy costs than in-line restaurants.

Depreciation and Amortization

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
Depreciation and amortization	$26,115	$21,070	23.9%	$16,395	28.5%
As a percent of total revenues	5.4%	5.2%	0.2%	5.1%	0.1%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of franchise rights and liquor licenses. Depreciation and amortization expense as a percentage of total revenues has increased in 2005 and 2004 primarily due to the addition of 26 new restaurants in 2005 and a full year of depreciation related to the 22 restaurants opened in 2004.

In 2004, depreciation and amortization increased primarily due to the addition of 22 new restaurants in 2004 and a full year of depreciation related to the 18 restaurants opened in 2003. The increase in depreciation and amortization as a percentage of total revenues is primarily the result of newer restaurants having a higher depreciable costs basis than older restaurants.

General and Administrative

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
General and administrative	$32,015	$28,452	12.5%	$21,990	29.4%
As a percent of total revenues	6.6%	7.1%	(0.5)%	6.8%	0.3%

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses and related employee benefits, travel, information systems, training, office rent, professional and consulting fees and marketing costs. General and administrative costs increased in 2005 primarily due to a $4.3 million increase for additional headcount, salaries and related costs attributable to supporting our growing restaurant operations. We also recorded a $1.1 million increase in legal fees related, in part, to the matters described in Part I, Item 3—Legal Proceedings. These increases were partially offset by a $1.2 million decrease in marketing expenses. During 2006, we plan to continue to add resources to the corporate support and field supervision activities commensurate with the planned openings of 30 - 32 new restaurants in 2006 and to build infrastructure to facilitate our long-term growth strategy. Generally, we expect general and administrative expenses to increase from quarter to quarter during 2006, in particular due to increases in legal fees, but to decline as a percentage of total revenues over time.

Our 2004 general and administrative expenses increased primarily due to a $4.3 million increase for additional headcount, higher salaries and related costs attributable to operating more company-owned restaurants. In 2004, we also incurred approximately $823,000 of costs to comply with the Section 404 internal control requirements of the Sarbanes-Oxley Act. These costs were primarily related to professional services and additional independent auditor fees.

Franchise Development

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
Franchise development	$4,651	$4,046	15.0%	$2,848	42.1%
As a percent of total revenues	1.0%	1.0%	—%	0.9%	0.1%

Franchise development costs include the costs of our franchise and operations support teams including salaries and benefits, travel and training expenses. In addition, costs of our annual leadership conference are also included. Franchise development expenses increased in 2005 primarily due to an increase in expenses related to our leadership conference offset by efficiencies and leveraged expenses of our franchise team to support the opening of 19 franchise restaurants. We anticipate that franchise development cost will continue to be leveraged against increased revenues in 2006 as our franchisees begin to provide additional resources to new restaurants openings and training. Franchise development expenses as a percentage of total revenues remained unchanged for 2005 compared to 2004.

Franchise development expenses in 2004 increased primarily due to the substantially increased size of our franchise development and support teams during the second half of 2003 in order to support 2004 franchisee restaurant openings and the growing franchise restaurant base. Our franchisees opened 17 restaurants during 2004 compared to 10 in 2003.

Pre-opening Costs

(In thousands, except percentages)	2005	2004	2005-2004 Percent Change	2003	2004-2003 Percent Change
Pre-opening costs	$6,250	$5,143	21.5%	$3,891	32.2%
As a percent of total revenues	1.3%	1.3%	—%	1.2%	0.1%
Average per restaurant pre-opening costs	$240	$234	2.6%	$216	8.3%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for 2005, 2004 and 2003 reflect the opening of 26, 22 and 18 new restaurants respectively. Although average per restaurant pre-opening costs remained relatively flat in 2005 from 2004, we generally incur higher pre-opening costs, particularly for wages and travel, when we open restaurants in new markets, compared to our established markets. We expect that pre-opening costs will continue to increase in 2006 as we open a planned 30-32 new restaurants, including many in new markets.

Significant and Unusual Items, Net

On August 11, 2005, we announced the retirement of our then current chairman, president and chief executive officer, and the resignation of our then current senior vice president and former chief financial officer. These management changes followed an internal investigation commenced during the third quarter of 2005 by a special committee of the board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by our former chairman, president and chief executive officer since 2001 that were inconsistent with company policies or that lacked sufficient documentation. On August 18, 2005, our former chairman, president and chief executive officer entered into a Restitution Agreement with us, and on August 19, 2005, we received $1.25 million as reimbursement for these expenses.

In addition, in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, we recorded a non-cash stock-based compensation expense of $2.8 million. This expense relates to approximately 400,000 stock options the board of directors granted to our former chairman, president and chief executive officer and our former senior vice president and former chief financial officer in May 2000. The board of directors accelerated vesting of those stock options in 2002, and our former chairman, president and chief executive officer and former senior vice president and former chief financial officer exercised these options in 2002. This accelerated vesting triggered the modification of these awards such that they were revalued based upon the fair value of the underlying stock at the time of the modification. Absent this modification, these stock option awards would have been forfeited upon the retirement of our former chairman, president and chief executive officer and the resignation of our former senior vice president and former chief financial officer. Because under their original terms portions of these awards would not have vested until after these individuals ceased to be employed by us, FASB Interpretation No. 44 requires us to recognize stock-based compensation expense in the period of departure in an amount equal to the excess fair value of the underlying stock over the option exercise price at the time of the modification.

Interest Expense

Interest expense in 2005, 2004 and 2003 was $3.1 million, $2.7 million and $3.0 million respectively. Interest expense in 2005 was higher due to higher borrowings outstanding under our revolving credit facility and a slightly higher average interest rate of 6.9% versus 6.3% in 2004. This increase was partially offset by higher capitalized interest incurred in the construction of our new restaurants during 2005. Interest expense declined in 2004 due to the early payoff of various real estate and equipment loans during 2003 that bore significantly higher interest rates than borrowings under our revolving credit facility. In late 2005, we amended our revolving credit facility to lower the effective interest rates. However, we believe interest expense will continue to increase as we continue to fund our restaurant unit growth with additional borrowings.

Interest Income

We have historically recognized interest income from outstanding promissory notes from certain shareholders/officers. These notes were paid in full during 2005 and we expect interest income to be immaterial in future periods.

Loss on Extinguishment of Debt

During 2003, we incurred $258,000 of charges related to debt extinguishment, which included a $186,000 non-cash write-off of capitalized debt issuance costs. There were no similar charges in 2005 and 2004.

Provision for Income Taxes

The provision for income taxes increased $1.8 million, or 15.3%, to $13.9 million in 2005, from $12.0 million in 2004. The increase was due primarily to increased pre-tax earnings. Our effective income tax rate was 33.6% for 2005, 34.0% for 2004 and 33.8% for 2003.

Liquidity and Capital Resources

General.   Cash and cash equivalents decreased $1.6 million to $3.3 million at December 25, 2005 from $4.9 million at the beginning of the fiscal year, primarily due to the Company’s development and construction of new restaurants, which were partially offset by cash flows provided by operating activities, net borrowings under the revolving credit agreement, as well as proceeds from the exercise of team member stock options and stock purchases. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants and to reduce borrowings under the revolving credit agreement.

Financial Condition.   The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.

Credit Facility.   Effective December 2005, the Company amended its credit agreement to provide for an aggregate amount of $200 million to fund the construction and acquisition of new restaurants, to refinance existing indebtedness, to potentially acquire franchise restaurants, and for general corporate purposes, including working capital. In addition, the Company has the option to increase the credit facility, subject to lender approval, by up to an additional $40.0 million. This agreement replaces our prior facility which was set to mature in May 2006.

Our credit facility is currently comprised of a $200 million revolving credit facility maturing on December 14, 2010. Borrowings under the amended credit agreement bear interest at one of the following rates as selected by the Company:  An Alternative Base Rate (ABR), which is based on the Prime Rate plus 0.00% to 0.25% or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 0.625% to 1.25%. In addition to the ABR and LIBOR loans, the agreement provides for a swing-line loan sub-facility which allows the Company to borrow up to $7.5 million. The credit facility also requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets and certain real property assets to secure our respective obligations under the credit facility. As long as the Company meets a certain financial leverage ratio, the Company will not be required to mortgage or encumber real property assets acquired in the future. Additionally, certain of our real and personal property secure other indebtedness of the Company. At December 25, 2005, we had $42.3 million of borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $3.6 million.

Covenants.   We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of December 25, 2005, we were in compliance with all debt covenants.

Total debt outstanding increased to $58.5 million at December 25, 2005 from $47.7 million at December 26, 2004, due to additional borrowings to construct new restaurants and acquire other assets, offset by payments made on capital lease obligations.

Contractual Obligations.   The following table summarizes the amounts of payments due under specified contractual obligations as of December 25, 2005 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$48,460	$1,056	$2,016	$44,116	$1,272
Capital lease obligations(2)	16,272	2,608	2,464	2,422	8,778
Operating lease obligations(3)	245,699	17,321	34,565	35,051	158,762
Purchase obligations(4)	33,191	3,247	21,673	1,191	7,080
Other non current liabilities(5)	5,275	—	1,897	901	2,477

(1)          Long-term debt obligations represent borrowings under our revolving credit agreement and other collateralized notes payable, excluding interest which is based on variable rates.

(2)          Capital lease obligations include interest of $6.2 million.

(3)          Operating lease obligations represent future minimum lease commitments payable for land, buildings and equipment used in our operations. This table excludes contingent rents, including amounts which are determined as a percentage of adjusted sales in excess of specified levels.

(4)          Purchase obligations include commitments for the construction of new restaurants and other capital improvement projects and lease commitments for company-owned restaurants where leases have been executed but construction has not begun.

(5)          Other non current liabilities include executive deferred compensation, accrued restaurant bonuses for long-term incentive plans, franchise deposits and vendor deposits.

Capital Expenditures.   Capital expenditures, including capital lease obligations, were $86.8 million, $70.7 million and $54.8 million in 2005, 2004 and 2003, respectively. Cash flows used for additions to property and equipment were $83.8 million, $69.5 million and $53.7 million in 2005, 2004 and 2003, respectively. Fiscal 2005, compared with fiscal 2004, includes higher expenditures for new restaurants as well as increases in facility improvements. The increase in cash flows utilized in 2004 compared with 2003 is primarily due to expenditures for new restaurant construction and remodeling as well as the exercise of three capital lease purchase options.

In fiscal year 2006, capital expenditures are expected to be $100 million to $105 million. We plan to open approximately 30-32 new company-owned restaurants and plan to continue our investment in restaurant remodels and capital improvements as well as expanding our corporate infrastructure to support our growth model.

Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition, we may use capital in the acquisition of franchise restaurants. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and the revolving bank credit facility. Additional potential sources of liquidity to a lesser extent include the issuance of company stock under our stock option and employee stock purchase plans. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditures and working capital requirements.

Inflation

The primary inflationary factors affecting our operations are food, labor costs energy costs and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants and, to a lesser extent, commodity prices for certain foods we purchase at market rates. Uncertainties related to higher costs, including energy costs, commodity prices, wages and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2006.

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

Critical Accounting Policies and Estimates

We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgement. Information regarding the Company’s other significant accounting policies are disclosed in Note 1 of our consolidated financial statements.

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

Impairment of Long-Lived Assets.   Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets and amortized intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the years ended December 25, 2005, December 26, 2004 or December 28, 2003.

Goodwill.   We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2005 and determined that there were no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At December 25, 2005, goodwill recorded in the consolidated balance sheet totaled $25.7 million.

Lease Accounting.   Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations are reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we will exercise such option periods due to the fact that we would incur an economic penalty for not doing so. The lease term commences on the date when we become legally obligated for the rent payments which generally coincides with the time when the landlord delivers the property for us to develop and we waive contract contingencies. All rent costs recognized during construction periods are expensed immediately as pre-opening expenses.

Judgments made by management for its lease obligations include the probable term for each lease which affects the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Insurance/Self-Insurance Liabilities.   The Company is self-insured for a portion of  losses related to group health insurance, general liability and workers’ compensation. We maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial based estimates, and is closely monitored and adjusted when warranted by changing circumstances.  In addition, our history of self-insured experience is short and our significant rate of growth could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

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

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF No. 05-6”). EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of the acquisition. EITF No. 05-6 became effective for the Company’s fiscal quarter beginning July 11, 2005. The adoption of EITF No. 05-6 did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require us to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. This statement becomes effective for annual periods beginning after June 15, 2005, with early adoption permitted. Adoption of the expensing requirements will reduce our future reported earnings in a manner similar to that described in Note 1 to the accompanying notes to consolidated financial statements. In addition, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We adopted the provisions of SFAS 123R in the first quarter of 2006 and expect the impact on fiscal 2006 to be approximately $0.18 per diluted share.

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

Under our revolving credit agreement, amended in December 2005, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.625% to 1.25%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement are subject to quarterly adjustment based on our then current leverage ratio, as defined by the agreement.

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

We are party to a variable-to-fixed interest rate swap agreement which expired on January 30, 2006. The agreement was designated as a cash flow hedge under which we paid interest on $10.0 million of notional amount at a fixed rate and received interest on $10.0 million of notional amount at a variable rate. The variable rate interest received by us was initially based on the 1-month LIBOR rate determined two banking days prior to the effective date. Thereafter, the interest rate reset according to the then current 1-month LIBOR rate determined two banking days prior to the first day of each monthly calculation period. This hedge is highly effective as defined by SFAS 133, and there were no gains or losses recognized in earnings during 2004 or 2003. At the end of 2005, the unrealized loss, net of taxes, on derivative instruments designated and qualifying as cash flow hedging instruments that are reported in accumulated other comprehensive income was approximately $9,000.

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of December 25, 2005, we had $38.5 million of borrowings subject to variable interest rates, and a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $385,000 on an annualized basis.

Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to foreign currency risk.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price purchase commitments. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

ITEM 8.                Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”) as of December 25, 2005 and December 26, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years ended December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the three years ended December 25, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 22, 2006

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 25, 2005	December 26, 2004
Assets:
Current Assets:
Cash and cash equivalents	$3,340	$4,980
Accounts receivable, net	3,589	2,345
Inventories	6,485	5,422
Prepaid expenses and other current assets	5,340	4,401
Income tax refund receivable	1,516	1,779
Deferred tax asset	2,046	1,605
Restricted current assets—marketing funds	1,548	1,145
Total current assets	23,864	21,677
Property and equipment, net	270,279	205,304
Deferred tax asset	4,129	1,468
Goodwill	25,720	25,720
Intangible assets, net	7,372	7,584
Other assets, net	3,057	2,748
Total assets	$334,421	$264,501
Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$5,675	$4,409
Construction related payables	8,340	5,350
Accrued payroll and payroll related liabilities	17,459	14,637
Unredeemed gift certificates	7,273	5,646
Accrued liabilities	10,137	7,241
Accrued liabilities—marketing funds	1,548	1,145
Current portion of long-term debt and capital lease obligations	2,861	3,148
Total current liabilities	53,293	41,576
Deferred rent	15,331	13,378
Long-term debt and capital lease obligations	55,663	44,595
Other non-current liabilities	5,275	3,219
Total liabilities	129,562	102,768
Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,474,224 and 16,146,486 shares issued and outstanding	16	16
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	—
Paid-in capital	137,294	125,685
Deferred stock compensation	—	(50)
Receivables from stockholders/officers	—	(4,155)
Accumulated other comprehensive income, net of tax	9	—
Retained earnings	67,623	40,237
Total stockholders’ equity	204,859	161,733
Total liabilities and stockholders’ equity	$334,421	$264,501

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Revenues:
Restaurant revenue	$471,860	$391,317	$314,371
Franchise royalties and fees	13,850	11,769	9,320
Rent revenue	313	300	409
Total revenues	486,023	403,386	324,100
Costs and expenses:
Restaurant operating costs:
Cost of sales	109,419	93,280	75,067
Labor	160,142	131,379	108,365
Operating	71,929	57,158	48,085
Occupancy	29,669	25,242	21,248
Depreciation and amortization	26,115	21,070	16,395
General and administrative expenses	32,015	28,452	21,990
Franchise development	4,651	4,046	2,848
Pre-opening costs	6,250	5,143	3,891
Significant and unusual items, net	1,543	—	—
Total costs and expenses	441,733	365,770	297,889
Income from operations	44,290	37,616	26,211
Other (income) expense:
Interest expense	3,109	2,706	2,974
Interest income	(140)	(322)	(341)
Gain on sale of property	—	(257)	—
Loss on extinguishment of debt	—	—	258
Other	77	89	(14)
Total other expenses	3,046	2,216	2,877
Income before income taxes	41,244	35,400	23,334
Provision for income taxes	13,858	12,019	7,888
Net income	$27,386	$23,381	$15,446
Earnings per share:
Basic	$1.68	$1.46	$1.02
Diluted	$1.64	$1.43	$1.00
Weighted average shares outstanding:
Basic	16,292	16,022	15,182
Diluted	16,656	16,406	15,465

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Paid-in	Deferred	Receivables From Stockholders/	Accumulated Other Comprehensive Income/(Loss),	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Officers	net of tax	Earnings	Total
Balance, December 29, 2002	15,108	$15	—	$—	$103,142	$(209)	$(6,252)	$(84)	$1,410	$98,022
Amortization of deferred compensation	—	—	—	—	—	79	—	—	—	79
Shares issued upon offering, net of offering costs of $1,912	750	1	—	—	17,962	—	—	—	—	17,963
Interest on notes from stockholders/officers	—	—	—	—	—	—	(299)	—	—	(299)
Repayment of stockholders/officers notes and related interest	—	—	—	—	—	—	119	—	—	119
Options exercised for common stock	103	—	—	—	597	—	—	—	—	597
Tax benefit on exercise of stock options	—	—	—	—	385	—	—	—	—	385
Common stock issued through employee stock purchase plan	9	—	—	—	98	—	—	—	—	98
Net income	—	—	—	—	—	—	—	—	15,446	15,446
Unrealized loss on cash flow hedge	—	—	—	—	—	—	—	(24)	—	(24)
Comprehensive income										15,422
Balance, December 28, 2003	15,970	16	—	—	122,184	(130)	(6,432)	(108)	16,856	132,386
Amortization of deferred compensation	—	—	—	—	—	80	—	—	—	80
Interest on notes from stockholders/officers	—	—	—	—	—	—	(303)	—	—	(303)
Repayment of stockholders/officers notes and related interest	—	—	—	—	—	—	2,580	—	—	2,580
Options exercised for common stock	161	—	—	—	1,434	—	—	—	—	1,434
Tax benefit on exercise of stock options	—	—	—	—	1,771	—	—	—	—	1,771
Common stock issued through employee stock purchase plan	15	—	—	—	296	—	—	—	—	296
Net income	—	—	—	—	—	—	—	—	23,381	23,381
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	108	—	108
Comprehensive income										23,489
Balance, December 26, 2004	16,146	16	—	—	125,685	(50)	(4,155)	—	40,237	161,733
Amortization of deferred compensation	—	—	—	—	—	50	—	—	—	50
Interest on notes from stockholders/officers	—	—	—	—	—	—	(68)	—	—	(68)
Repayment of stockholders/officers notes and related interest	—	—	—	—	—	—	4,223	—	—	4,223
Acquisition of treasury stock	—	—	11	(83)	—	—	—	—	—	(83)
Options exercised for common stock	325	—	—	—	5,758	—	—	—	—	5,758
Tax benefit on exercise of stock options	—	—	—	—	2,580	—	—	—	—	2,580
Non-cash stock compensation	—	—	—	—	2,839	—	—	—	—	2,839
Common stock issued through employee stock purchase plan	14	—	—	—	432	—	—	—	—	432
Net income	—	—	—	—	—	—	—	—	27,386	27,386
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	9	—	9
Comprehensive income										27,395
Balance, December 25, 2005	16,485	$16	11	$(83)	$137,294	$—	$—	$9	$67,623	$204,859

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Cash Flows From Operating Activities:
Net income	$27,386	$23,381	$15,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,115	21,070	16,395
Provision (benefit) for deferred income taxes	(3,102)	3,532	3,245
Income tax benefit on exercise of stock options	2,580	1,771	385
Amortization of debt issuance costs	519	546	493
Write-off of unamortized debt issuance costs	—	—	186
Stock-based compensation	2,890	80	80
Provision for doubtful accounts, net of charge-offs	—	7	10
Non-cash portion of gain on insurance settlement	(336)	—	—
Gain on sale of property and equipment	—	(257)	(43)
Accrued interest on stockholders/officers notes, net	555	(44)	(259)
Changes in operating assets and liabilities:
Accounts receivable	(1,244)	(1,206)	486
Inventories	(1,063)	(1,065)	(1,068)
Prepaid expenses and other current assets	(708)	(424)	(859)
Income tax refund receivable	263	(607)	(1,017)
Other assets	(1,050)	(457)	(1,650)
Trade accounts payable and accrued liabilities	10,675	6,709	6,086
Deferred rent	1,953	1,338	1,065
Net cash provided by operating activities	65,433	54,374	38,981
Cash Flows From Investing Activities:
Purchases of property and equipment	(83,825)	(69,505)	(53,691)
Proceeds from insurance settlement	335	—	—
Proceeds from sales of real estate, property and equipment	—	1,101	860
Net cash used in investing activities	(83,490)	(68,404)	(52,831)
Cash Flows From Financing Activities:
Borrowings of long-term debt	62,288	22,948	38,000
Payments of long-term debt and capital leases	(54,857)	(12,861)	(42,057)
Proceeds from exercise of stock options and employee stock purchase plan	6,190	1,731	695
Repayment of stockholders/officers note	3,600	2,321	79
Debt issuance costs	(721)	—	(756)
Purchase of treasury stock	(83)	—	—
Proceeds from sale of common stock, net of offering costs	—	—	17,963
Net cash provided by financing activities	16,417	14,139	13,924
Net increase (decrease) in cash and cash equivalents	$(1,640)	$109	$74
Cash and cash equivalents, beginning of period	4,980	4,871	4,797
Cash and cash equivalents, end of period	$3,340	$4,980	$4,871

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Summary of Significant Accounting Policies

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At December 25, 2005, the Company operated 163 company-owned restaurants located in 20 states. The Company also sells franchises, of which there were 136 restaurants in 24 states and two Canadian provinces as of December 25, 2005. The Company operates its business as one reportable segment.

Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal years 2005, 2004 and 2003 include 52 weeks. The 2006 fiscal year will be 53 weeks ending December 31, 2006.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents—The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable—Accounts receivables consist primarily of trade receivables due from franchisees for royalties. The allowance for doubtful accounts as of December 25, 2005 and December 26, 2004 was approximately $31,000 and $16,000 respectively.

Inventories—Inventories consist of food, beverages and supplies valued at the lower of cost (first-in, first-out method) or market. As of December 25, 2005 and December 26, 2004, food and beverage inventories were $3.1 million and $2.3 million, respectively, and supplies inventories were $3.4 million and $3.1 million, respectively.

Restricted Current Assets-Marketing Funds—Restricted current assets, which are comprised primarily of cash, are restricted solely for use by the Company’s cooperative marketing fund programs and have been segregated from the Company’s assets. Certain franchisees and Company restaurants contribute between 0.25% and 0.5% of adjusted sales to one or more marketing funds to be used for future advertising in accordance with the terms of each program. A liability related to the restricted current assets is recorded when the funds are received.

Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled approximately $724,000 in 2005, $435,000 in 2004 and $339,000 in 2003.

The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years

The Company capitalizes certain overhead related to the development and construction of its new restaurants. Capitalized overhead for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 were $2.7 million, $1.8 million and $1.4 million, respectively. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed.

Goodwill and Intangible Assets—Goodwill represents the excess of fair value over the net assets of the business acquired. Beginning with the adoption of Statement of Financial Accounting Standards (SFAS) 142 in 2002, the price paid over the net fair value of the tangible net assets and identifiable intangible assets of acquired businesses, or goodwill, is no longer amortized. Franchise rights are amortized over their estimated useful life of 20 years, using the straight-line method. Liquor licenses are amortized over their respective useful lives, generally ranging from one to five years. The recoverability of goodwill and other intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. Goodwill is tested for impairment on an annual basis; amortized intangible assets are reviewed when indicators of impairment are present. There have been no impairment losses related to goodwill and other intangible assets during the years presented in the accompanying financial statements. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including property and equipment, for impairment when indicators of impairment are present. This assessment is performed on a restaurant-by-restaurant basis and the Company will recognize an impairment loss when it concludes that the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available.

Other Assets—Other assets consist primarily of trust assets related to the employee deferred compensation plan, unamortized debt issuance costs and various deposits. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis over the term of the Company’s revolving credit facility. Debt issuance costs as of December 25, 2005 and December 26, 2004 were $1.1 million and $853,000, respectively.

Advertising—Advertising costs are expensed as incurred. Advertising costs were $12.3 million, $10.9 million, and $10.1 million in 2005, 2004 and 2003, respectively, and are included in restaurant operating expenses and general and administrative expenses in the consolidated statements of income.

Rent—Rent expense for the Company’s leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is included in pre-opening costs. Tenant incentives used to fund leasehold improvement are recorded in deferred rent and amortized as reductions of lease rent expenses ratably over the term of the lease.

Additionally, certain of the Company’s operating lease agreements contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable.

Self-Insurance Programs—The Company utilizes a self-insurance plan for health, general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Accrued liabilities and accrued payroll and payroll-related liabilities include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims.

Pre-opening Costs—Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant, travel expenses, wages, benefits for the training and opening teams, and food, beverage and other restaurant opening costs incurred prior to a restaurant opening for business.

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

Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2005, 2004 and 2003, a total of 202,000, 7,000 and 9,000 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2005	2004	2003
Net income	$27,386	$23,381	$15,446
Basic weighted average shares outstanding	16,292	16,022	15,182
Dilutive effect of stock options	364	384	283
Diluted weighted average shares outstanding	16,656	16,406	15,465
Earnings per share:
Basic	$1.68	$1.46	$1.02
Diluted	$1.64	$1.43	$1.00

Derivatives—The Company follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met.

Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity for 2005, 2004 and 2003 consisted of the unrealized gain or loss, net of tax, on the Company’s cash flow hedge.

Employee Stock Compensation Plans—The Company follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, in accounting for its stock based compensation to employees whereby any intrinsic value as determined on the measurement date results in compensation. Accordingly, compensation expense of $2.9 million was recognized during 2005, and $79,600 was recognized during each of 2004 and 2003, for options granted with intrinsic value on the date of grant. Refer to Note 11, Significant and Unusual Items, for additional information concerning the 2005 compensation expense. No compensation expense is recognized in the Company’s financial statements for employee stock options granted at a price equal to or greater than the market price of the Company’s common stock on the date of grant. If under SFAS 123, Accounting for Stock Based Compensation, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	2005	2004	2003
Net income, as reported	$27,386	$23,381	$15,446
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	1,919	53	53
Deduct: Stock-based employee compensation costs, net of tax benefit	2,745	2,328	1,072
Pro forma net income	$26,560	$21,106	$14,427
Basic earnings per share:
As reported	$1.68	$1.46	$1.02
Pro forma	$1.63	$1.32	$0.95
Diluted earnings per share:
As reported	$1.64	$1.43	$1.00
Pro forma	$1.59	$1.29	$0.93

For the pro forma disclosures, the estimated fair values of the options were amortized on a straight-line basis over their vesting period of up to five years. Refer to Note 14, Stock Incentive Plans, for information regarding the assumptions used by the Company in valuing its stock options.

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

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$42,329	$42,329	$31,500	$31,500
Collateralized notes and capital leases	16,195	17,260	16,243	17,995

Basis of Presentation—During the current fiscal year the Company changed the manner in which it reports costs relating to complimentary team member meals. This change has no effect on net income. Historically, the Company reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. The Company has now determined that the complimentary portion of team member meals should not have been recognized as revenues and costs and expenses. This change results in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein have been restated to reflect this change in reporting. For the fiscal year ended December 26, 2004, restaurant revenues decreased by $5.7 million, or 1.4%, and restaurant labor and general and administrative costs decreased by $5.4 million and $240,000, respectively. For the fiscal year ended December 28, 2003, restaurant revenues decreased by $4.5 million, or 1.4%, and restaurant labor decreased by $4.5 million.

During the current fiscal year the Company determined that acquisitions of property and equipment on account, which were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. This change has no effect on net income or the amount of cash and cash equivalents reported. The Company’s financial statements for each of  the fiscal years ended December 26, 2004 and December 28, 2003 have been restated from amounts previously reported to reduce cash flows from operating activities and to increase cash flows from investing activities by $1.1 million. Purchases of property and equipment acquired on account have now been presented as supplemental disclosure of non-cash items.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In addition, disclosures regarding changes in financial statement reporting are discussed above.

2.   Recent Accounting Pronouncements

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

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or

Acquired in a Business Combination (“EITF No. 05-6”). EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of the acquisition. EITF No. 05-6 became effective for the Company’s fiscal quarter beginning July 11, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term “conditional” as used in SFAS 143, Accounting for Asset Retirement Obligations. This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. This statement becomes effective for annual periods beginning after June 15, 2005, with early adoption permitted. Adoption of the expensing requirements will reduce future reported earnings in a manner similar to that described in Note 1 to the accompanying notes to consolidated financial statements. In addition, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The Company adopted the provisions of SFAS 123R in the first quarter of 2006 and expects the impact on fiscal 2006 to be material.

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

3.   Property and Equipment

Property and equipment consist of the following at December 25, 2005 and December 26, 2004 (in thousands):

	2005	2004
Land	$30,672	$22,113
Buildings	61,585	36,273
Leasehold improvements	174,421	139,727
Furniture, fixtures and equipment	99,315	83,575
Restaurant property leased to others	6,132	6,132
Construction in progress	16,999	14,184
	389,124	302,004
Accumulated depreciation and amortization	(118,845)	(96,700)
Property and equipment, net	$270,279	$205,304

Depreciation and amortization expense on property and equipment, including assets under capital lease, was $25.2 million in 2005, $20.3 million in 2004 and $15.7 million in 2003.

During 2004, the Company sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $257,000.

4.   Goodwill and Intangible Assets

As of December 25, 2005 and December 26, 2004, goodwill was $25.7 million. The following table presents intangible assets subject to amortization as of December 25, 2005 and December 26, 2004 (in thousands):

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$8,600	$(2,191)	$6,409	$8,600	$(1,688)	$6,912
Liquor licenses	2,580	(1,617)	963	1,868	(1,196)	672
	$11,180	$(3,808)	$7,372	$10,468	$(2,884)	$7,584

The aggregate amortization expense related to intangible assets subject to amortization for 2005 was $924,000. The estimated aggregate amortization expense for the years ended December 31, 2006, December 30, 2007, December 28, 2008, December 27, 2009, December 26, 2010 is $791,000, $667,000, $633,000, $559,000 and $463,000, respectively.

5.   Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities

Accrued payroll and payroll related liabilities consist of the following at December 25, 2005 and December 26, 2004 (in thousands):

	2005	2004
Payroll	$4,537	$3,672
Corporate and restaurants bonuses	3,136	3,609
Workers compensation	3,679	2,394
Federal and state taxes	2,760	2,214
Other	3,347	2,748
	$17,459	$14,637

Accrued liabilities consist of the following at December 25, 2005 and December 26, 2004 (in thousands):

	2005	2004
State and city sales taxes	$2,508	$2,124
Utilities	1,140	981
Real estate and personal property taxes	1,485	872
State income taxes payable	978	—
General liability	956	106
Percentage rents	537	570
Other	2,533	2,588
	$10,137	$7,241

6.   Borrowings

Borrowings at December 25, 2005 and December 26, 2004 are summarized below (in thousands):

	2005	2004
Revolving credit agreement	$42,329	$31,500
Capital lease obligations, 8.58% average interest rate	10,064	7,106
Collateralized notes payable, 7.63% average interest rate	6,131	9,137
	58,524	47,743
Current portion	(2,861)	(3,148)
Long-term debt	$55,663	$44,595

Maturities of long-term debt and capital lease obligations as of December 25, 2005 are as follows (in thousands):

2006	$2,861
2007	1,619
2008	1,424
2009	1,430
2010	43,921
Thereafter	7,269
$58,524

On December 14, 2005, the Company amended its revolving credit agreement to increase its maximum borrowing capacity to $200.0 million and to extend the term of the agreement through

December 14, 2010. The credit agreement also allows the Company an option to increase the credit facility, subject to lender participation, by up to an additional $40.0 million in the future. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. Borrowings under the amended revolving credit agreement bear interest at one of the following rates as selected by the Company:  an Alternate Base Rate (ABR), which is based on the Prime Rate plus 0.00% to 0.25% or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 0.625% to 1.25%. In addition to the ABR and LIBOR loans, the agreement provides for a swing-line loan sub facility which allows the Company to borrow up to $7.5 million.

The Company maintains an outstanding letter of credit to back the Company’s self-insured workers’ compensation program. This letter of credit reduces the amount of future borrowings available under the revolving credit agreement. The letter of credit outstanding was $3.6 million, $2.7 million and $2.0 million at December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

The Company is exposed to interest rate volatility with regard to variable rate debt under the revolving credit agreement. To reduce exposure to rising interest rates, in December 2002, the Company entered into an interest rate swap agreement that effectively converted $10.0 million of the variable rate loan borrowings to a fixed rate basis through January 2006. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the borrowings. There was no hedge ineffectiveness in the 2005, 2004 or 2003. Accordingly, changes in fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure the respective obligations under the credit facility. Additionally, certain of the Company’s real and personal property secure other indebtedness of the Company.

The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of December 25, 2005, the Company was in compliance with all debt covenants.

7.   Supplemental Disclosures to Consolidated Statements of Cash Flows

	2005	2004	2003
	(In thousands)
Income taxes paid	$13,170	$7,424	$5,281
Interest paid, net of amounts capitalized	2,697	2,207	2,599
Purchases of property and equipment on account	2,990	1,147	1,063
Capital lease obligations incurred for real estate and equipment purchases	3,350	28	1,705
Tenant improvement allowance paid directly by landlord to general contractor	—	1,383	—

8.   Income Taxes

The provision for income taxes consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$13,219	$6,425	$3,340
State	3,732	2,130	1,300
Deferred:
Federal	(1,932)	3,686	3,335
State	(1,161)	(222)	(87)
	$13,858	$12,019	$7,888

The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2005	2004	2003
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income taxes	4.5	4.5	3.5
General business and other tax credits	(6.4)	(5.6)	(5.4)
Other	0.5	0.1	0.7
Effective tax rate	33.6%	34.0%	33.8%

The Company’s total deferred tax assets and liabilities at December 25, 2005 and December 26, 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets	$14,144	$12,910
Deferred tax liabilities	(7,969)	(9,837)
Deferred tax assets, net	$6,175	$3,073

The Company’s federal and state deferred taxes at December 25, 2005 and December 26, 2004 are as follows (in thousands):

	2005	2004
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$2,379	$1,775
General business and other tax credits	361	487
Net operating losses—state	22	44
Other, net	674	351
Supplies inventory	(1,390)	(1,052)
Current deferred tax asset, net	2,046	1,605
Non-current deferred tax assets and liabilities, net:
Deferred rent	4,769	5,435
General business and other tax credits	1,637	1,915
Alternative minimum tax credits	1,241	1,425
Accrued compensation and related costs	1,509	1,165
Other, net	1,552	271
Net operating losses—state	—	42
Property and equipment	(4,877)	(6,941)
Franchise rights	(1,702)	(1,844)
Non-current deferred tax asset, net	4,129	1,468
	$6,175	$3,073

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

As of December 25, 2005, the Company has state net operating losses totaling $0.3 million available to reduce future taxes which expire through 2012. Additionally, the Company has federal alternative minimum tax credits of $1.2 million available with no expiration date. The Company also has general business and other tax credits totaling $2.0 million available to offset future taxes which expire through 2023.

9.   Commitments and Contingencies

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

	2005	2004	2003
Minimum rent	$17,723	$16,287	$14,065
Percentage rent	1,554	1,445	993
Equipment rent under operating leases	513	453	449
	$19,790	$18,185	$15,507

The Company leases certain of its owned land, buildings and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at December 25, 2005 and December 26, 2004 was $6.1 million and related accumulated depreciation was $2.6 million and $2.5 million, respectively.

Future minimum lease commitments and minimum rental income under all leases as of December 26, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2006	$2,608	$17,321	$245
2007	1,239	17,191	245
2008	1,224	17,374	182
2009	1,208	17,495	25
2010	1,214	17,556	—
Thereafter	8,779	158,762	—
Total	16,272	$245,699	$697
Less amount representing interest at 3.8% to 13.4%	(6,208)
Present value of future minimum lease payments	10,064
Less current portion	(1,805)
Long-term capital lease obligations	$8,259

As of December 25, 2005 and December 26, 2004, property and equipment included $16.2 million and $10.2 million of assets under capital lease, respectively, and $3.6 million and $2.5 million of related accumulated depreciation, respectively.

Contingencies—On August 11, 2005, the Company announced certain management changes that followed an internal investigation conducted by a special committee of the board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by the former chairman, president and chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. The Company notified the SEC of the internal investigation. The results of operations for 2005 include significant and unusual items that resulted from these management changes that, on a net basis, reduced income from operations, net income and earnings per share.

On February 1, 2006, the Company received a notification of a formal order of investigation from the SEC. The SEC investigation relates to the above-mentioned internal investigation. The SEC indicated in its order that there has been no determination made by the SEC as to whether the Company has in any way violated the law. The Company has cooperated with the SEC, and intends to continue to cooperate fully with the SEC in its formal investigation.

On August 15, 2005, Andre Andropolis filed a purported class action complaint (the “Andropolis Complaint”) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005 against the Company, the former chief executive officer and former chief financial officer. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the “Baird Complaint”) in the United States District Court for the District of Colorado on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint. Both complaints allege that the Company and defendants Michael J. Snyder and James P. McCloskey violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10(b)(5) adopted pursuant to the Exchange Act by disseminating false and misleading financial reports on behalf of the Company, by withholding adverse financial information on behalf of the Company from the class, and the individual defendants were control persons who caused the Company to engage in such acts for their own benefit. The plaintiffs further allege that, because of the actions of the former chief executive officer and chief financial officer, the Company’s stock price became inflated between November 8, 2004 and August 11, 2005, and on August 12, 2005, the Company’s stock price fell sharply following their departures from their positions with the Company. The class has not been certified and no discovery has occurred. Lead counsel and lead plaintiff have been appointed and have received an extension to February 28, 2006 to file a consolidated complaint.

On August 31, 2005, Elliot Wilster commenced a stockholder’s derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the “Wilster Complaint.”). The action is brought against the Company as a nominal defendant and against the former chief executive officer, former chief financial officer, then-current board members and the chief concept officer and senior vice president. The Wilster Complaint alleges that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleges that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of the Company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the former chief concept officer and senior vice president. The Wilster Complaint seeks monetary damages against the individual defendants, equitable relief (including the imposition of a constructive trust), restitution, and attorneys’ fees. The defendants have filed motions to dismiss that are currently pending before the court.

The Andropolis and Baird cases have been consolidated for pretrial purposes with the Wilster action.

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc., in the Superior Court of the State of California, related to an alleged failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The complaint states claims for damages, including punitive and exemplary damages, and injunctive relief. The Company has filed an answer to the Huggett complaint and has removed the case to the United States District Court for the Central District of California.

Although the Company plans to vigorously defend these suits, it cannot predict the outcome of these lawsuits or what actions the SEC may take as a result of these matters. It is possible that the Company may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on its financial condition and results of operations. Because none of the amounts above are probable or estimable, the Company has not recorded any loss reserves related to these matters.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies.  These include claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, none of these types of litigation, all of which are generally covered by insurance policies, has had a material effect on the Company, and as of the date of this filing, the Company is not a party to any litigation that it believes would have a material adverse effect on its business or financial condition. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on the Company’s financial position and results of operations.

10.   Franchise Operations

Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2005	2004	2003
Franchise royalties and fees
Royalty income	$13,246	$11,216	$9,003
Franchise fees	604	553	317
Total franchise royalties and fees	13,850	11,769	9,320
Franchise development costs
Payroll and employee benefit costs	1,841	1,792	1,231
General and administrative	2,810	2,254	1,617
Total franchise development costs	4,651	4,046	2,848
Operating income from franchise operations	$9,199	$7,723	$6,472

The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant’s adjusted sales. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $0.9 million and $1.1 million as of December 25, 2005 and December 26, 2004, respectively. Area franchise fees are dependent upon the number of restaurants in the territory as well as the Company’s obligations under the area franchise agreement. Consequently, as the Company’s obligations are met, area franchise fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the franchisee’s reported adjusted sales.

11.   Significant and Unusual Items

On August 11, 2005, the Company announced the retirement of its then current chairman, president and chief executive officer, and the resignation of its then current senior vice president and former chief financial officer. These management changes followed an internal investigation commenced during the second quarter of 2005 by a special committee of the Company’s board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses by the former chairman, president and chief executive officer since 2001 that were inconsistent with Company policies or that lacked sufficient documentation. On August 18, 2005, the former chairman, president and chief executive officer and the Company entered into a Restitution Agreement, and on August 19, 2005, the former chairman, president and chief executive officer reimbursed the Company received $1.25 million as reimbursement for these expenses. As a result, the Company recognized a pre-tax gain of $1.25 million.

In addition, in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a non-cash stock-based compensation expense of approximately $2.8 million. This charge relates to approximately 400,000 stock options granted in May 2000. The board of directors accelerated vesting of those stock options in 2002, and the former chairman, president and chief executive officer and the former senior vice president and secretary exercised those stock options in 2002. This accelerated vesting triggered the modification of these awards such that they were revalued based upon the fair value of the underlying stock at the time of the modification. Absent this modification, these stock option awards would have been forfeited upon the retirement and the resignation of these former executives. Because these awards would not have vested under their original terms, FASB Interpretation No. 44 requires the Company to recognize stock-based compensation expense during fiscal 2005, in an amount equal to the excess fair value of the underlying stock over the option exercise price at the time of the modification.

The $1.25 million gain and the $2.8 million stock-based compensation expense are presented net, as significant and unusual items, in the accompanying condensed consolidated statements of income for the year ended December 25, 2005.

12.   Related Parties

In fiscal 2002, the Company’s board of directors approved the issuance of full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum, to certain officers who exercised approximately 922,414 shares of early exercised and fully vested options. These officer notes were recorded as a reduction of stockholders’ equity and interest income of $62,000, $260,000 and $258,000 were recognized in 2005, 2004 and 2003, respectively. Repayments of these notes and accrued interest were made in the amounts of $4.2 million, $2.6 million and $119,000 in 2005, 2004 and 2003, respectively. At December 25, 2005, all officer notes were repaid in full.

The Company’s former chief executive officer had two $300,000 notes payable to the Company which were issued in June 2000 and May 2001 in connection with his employment agreement. These notes bore interest at 6.62% and 5.07%, respectively, and the principal and related interest receivable was recorded as a reduction of stockholders’ equity. During 2005, 2004 and 2003 the Company recognized interest income of $6,000, $43,000 and $41,000, respectively, on these notes. During February 2005, the Company’s chief executive officer repaid these notes in full, including $171,000 of interest accrued thereon.

The Company’s former chief executive officer and its senior vice president and chief concept officer own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), which operates Red Robin® restaurants under a franchise agreement. The Company recognized royalty income from Mach Robin in the amounts of $1.0 million, $925,000 and $913,000 during 2005, 2004 and 2003, respectively. Prior to January 2004, an entity controlled by Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (RRRC), which operated Red Robin® restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $959,000, $909,000 and $853,000 during 2005, 2004 and 2003, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its subsidiaries.

A relative of the Company’s former chief executive officer operates an indoor plant maintenance supplier that the Company used until mid-2005. The Company paid this supplier $357,000, $349,000 and $273,000 in 2005, 2004 and 2003, respectively. As of December 25, 2005, the Company is no longer using this indoor plant maintenance supplier.

A member of the Company’s board of directors is a partner of a law firm the Company previously used for representation on various matters, including SEC filings, acquisitions, financings and other general corporate matters. The Company paid this firm $338,000, $273,000, and $393,000 in 2005, 2004 and 2003, respectively. As of December 25, 2005, the Company is no longer utilizing the services of this law firm, other than for de minimus transitionary matters.

The vice chairman of a privately held transportation and relocation service provider that the Company used for relocation services is a member of the Company’s board of directors. Red Robin paid this company $51,000, $162,000 and $80,000 in 2005, 2004 and 2003, respectively. The Company is no longer using this service provider for relocation services.

The Company has operating leases on two restaurants from an entity in which a principal of a franchisee has an ownership interest. Rent and other related payments under these leases in 2005, 2004 and 2003 were $644,000, $638,000 and $548,000, respectively.

Certain legal costs have been advanced to certain directors and former executives under indemnification agreements in connection with the SEC investigation and related costs.

Pursuant to a registration rights agreement, the Company agreed to bear substantially all expenses, other than underwriting discounts and commissions, of the selling stockholders in connection with the Company’s secondary offering that were completed in November 2003. In connection with this offering, the Company also agreed to reimburse the selling stockholders for a portion of the underwriting discounts and commissions otherwise payable by them. At that time, two members of the Company’s board of directors were affiliated with two of the selling stockholders. The Company paid the expenses of the registration and sale of 1,268,801 shares of the Company’s common stock held by these selling stockholders and reimbursed them for underwriting discounts and commissions in the amount of $84,000.

13.   Stockholders’ Equity

During September 2005, the Company repurchased 11,517 shares of common stock for $83,498, or $7.25 per share, in accordance with a right of repurchase agreement related to stock options that were early exercised by a former executive during 2002. These 11,517 shares are being held, at cost, as treasury stock until such time as they are reissued or retired, at the discretion of the board of directors.

In August 2004, Red Robin completed a secondary offering of 1,937,543 shares of common stock, all of which were held by selling stockholders, at a price of $32.36 per share. The Company did not receive any proceeds from this offering. Fees related to this offering, which were borne by the Company, totaled $200,000 and were recorded in general and administrative expenses.

In November 2003, Red Robin completed a secondary offering of 3,458,673 shares of common stock, of which it sold 750,000 shares, at a price of $26.50 per share. The remaining 2,708,673 shares were offered by selling stockholders. The Company received proceeds of $18.0 million from the offering, net of $1.0 million of underwriting fees and commissions and $868,000 of other offering costs. In December 2003, the Company’s underwriters exercised their over-allotment option with respect to 518,801 additional shares offered by selling stockholders. The Company received no proceeds from the over-allotment exercise.

In June 2003, stockholders approved an amendment to the Company’s certificate of incorporation to reduce the authorized number of shares of common stock, $0.001 par value per share, from 50 million shares to 30 million shares and to reduce the authorized number of shares of preferred stock, $0.001 par value per share, from 5 million shares to 3 million shares.

14.   Stock Incentive Plans

The Company has four stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan).

As of December 25, 2005, there are no remaining options authorized for grant under the 1996, 2000 or 2002 Stock Plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 25, 2005, options to acquire a total of 488,270 of the Company’s common stock remain outstanding under these plans of which 283,974 were fully vested. Options granted under these plans expire within ten years from the date of grant.

In 2004, stockholders approved the 2004 Stock Plan, which authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2004 Stock Plan include officers or employees of the Company or any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2004 Stock Plan is equal to 2,697,613 shares. Vesting of the awards under the 2004 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2004 Stock Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change in control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Any shares subject to awards under the 1996 Stock Plan, the 2000 Stock Plan, the 2002 Stock Plan and the 2004 Stock Plan that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2004 Stock Plan. The 2004 Stock Plan terminates on April 12, 2014, if not sooner terminated by the Company’s board of directors. As of December 25, 2005, options to acquire a total of 622,093 shares of the Company’s common stock were outstanding under the 2004 Stock Plan at a price equal to the fair market value on the respective dates of grant. There have been no other awards granted under the 2004 Stock Plan.

The table below summarizes the status of the Company’s stock based compensation plans (in thousands, except per share data):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,136	$20.88	834	$13.39	478	$7.23
Awards granted	548	50.25	557	28.65	520	17.57
Awards forfeited	(249)	30.78	(93)	21.10	(62)	5.83
Awards exercised	(325)	17.72	(162)	8.87	(102)	13.43
Outstanding, end of year	1,110	$34.11	1,136	$20.88	834	$13.39

The following table summarizes information about stock options outstanding at December 25, 2005 (in thousands, except per share data and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 5.80 – $ 7.25	108	3.54	$6.14	108	$6.14
$12.55 – $17.52	173	7.09	15.06	112	14.95
$21.99 – $33.54	300	8.19	27.57	113	27.45
$44.80 – $48.27	251	9.50	45.92	28	45.55
$51.75 – $60.98	278	9.35	53.24	12	55.16
	1,110	8.15	$34.11	373	$19.81

The weighted average fair values of options at their grant date during 2005, 2004 and 2003, where the exercise price equaled the market price on the grant date were $18.16, $12.08 and $8.19, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	2005	2004	2003
Risk-free interest rate	4.0%	3.4%	3.1%
Expected years until exercise	5.5	5.5	5.5
Expected stock volatility	32.3%	41.0%	47.8%
Dividend yield	0.0%	0.0%	0.0%

During September 2002, the Company’s board of directors approved accelerated vesting of 694,827 stock options that were originally granted in May 2000. Under the original terms of the agreement these options became exercisable at the earlier of (i) April 15, 2007, provided that the grantee was still an employee of the Company or its subsidiaries on such date or (ii) when specific vesting provisions were met. As of December 25, 2005, these options would not have vested under the terms of the original agreement. At December 25, 2005, a total of 248,275 of these stock options were outstanding, including 203,448 held by key team members. If one or more of these team members were to leave the Company before vesting occurs under the terms of the original agreement the Company would have to recognize stock compensation cost in its consolidated financial statements. Compensation expense related to options that were subject to accelerated vesting was immaterial in 2004 and 2003. Please see Note 11 for a discussion of expense recognized in 2005. In 2006, the Company has adopted the provisions of FAS 123R and will expense the unvested options as appropriate over the remaining vesting periods.

15.   Employee Benefit Programs

Employee Deferred Compensation Plan—In January 2003, the Company adopted a deferred compensation plan that permits key employee and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of bonuses and commissions each plan year. At December 25, 2005 and December 26, 2004, a liability for participant contributions and investment income thereon of $1.7 million and $1.1 million, respectively, is included in other non-current liabilities. To fund this plan the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on the related team members. The cash surrender value of these policies at December 25, 2005 and December 26, 2004, of $1.5 million and $967,000 is included in other assets, net.

Employee Stock Purchase Plan—In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 38,562 shares under this plan, including 14,211 shares that were issued in 2005. A total of 261,438 shares remain available for future issuance.

Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (401K Plan) which covers substantially all of its eligible team members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. There were no employer contributions during 2005, 2004 and 2003.  In 2006, the board of directors has authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant.

16.   Quarterly Results of Operations (unaudited)

The following tables summarize the unaudited consolidated quarterly financial information for 2005 and 2004 (in thousands, except per share data):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2005 (52 weeks)
Total revenues	$141,209	$114,104	$114,212	$116,498	$486,023
Income from operations	13,038	12,072	10,406	8,774	44,290
Net income	7,963	7,423	6,467	5,533	27,386
Basic earnings per share	$0.49	$0.46	$0.40	$0.34	$1.68
Diluted earnings per share	$0.48	$0.45	$0.39	$0.33	$1.64

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2004 (52 weeks)
Total revenues	$115,034	$92,473	$98,312	$97,567	$403,386
Income from operations	8,174	9,010	11,209	9,223	37,616
Net income	4,910	5,679	7,091	5,701	23,381
Basic earnings per share	$0.31	$0.35	$0.44	$0.35	$1.46
Diluted earnings per share	$0.30	$0.35	$0.43	$0.34	$1.43

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that, as of December 25, 2005, the Company’s internal control over financial reporting is effective.

Assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Red Robin Gourmet Burgers, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company has maintained effective internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2005 of the Company and our report dated February 22, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 22, 2006

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees including our chief executive officer, chief financial officer and all of the finance team. The full text of our code of ethics can be found on the investor relations page of our website at www.redrobin.com.

Information regarding directors appearing under the caption “Directors and Nominees” in our 2006 Proxy Statement to be filed with the Securities and Exchange Commission (the “2006 Proxy Statement”) is hereby incorporated by reference. Information regarding audit committee financial experts appearing under the caption “Committees of the Board of Directors” in our 2006 Proxy Statement is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Securities Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement is hereby incorporated by reference.

Information regarding our executive officers is included in Item 1 of Part I of this report.

There have been no material changes to the procedures described in our 2005 Definitive Proxy Statement by which security holders may recommend nominees for election to our Board of Directors.

ITEM 11.         Executive Compensation

Information regarding executive compensation appearing under the captions “Director Compensation” and “Executive Compensation” in our 2006 Proxy Statement, excluding the compensation committee report, is hereby incorporated by reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership of Certain Persons” in our 2006 Proxy Statement is hereby incorporated by reference.

ITEM 13.         Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appearing under the caption “Certain Relationships and Related Transactions” and/or “Compensation Committee Interlocks and Insider Participation” in our 2006 Proxy Statement is hereby incorporated by reference.

ITEM 14.         Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Registered Independent Public Accounting Firm” in our 2006 Proxy Statement is hereby incorporated by reference.

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
(3.1)

Amended and Restated Certificate of Incorporation dated July 18, 2002. Incorporated by reference to Exhibit 3.1 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044)

(3.2)

Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 12, 2003. Incorporated by reference to Exhibit 3.1 filed as an exhibit to our Form 10-Q for the quarterly period ended October 5, 2003, dated November 11, 2003.

(3.3)

Amended and Restated Bylaws dated July 13, 2002. Incorporated by reference to Exhibit 3.2 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).
(10.1)*

Red Robin Gourmet Burgers, Inc. 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

(10.2)*

Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

(10.3)*

Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

(10.4)*

Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

(10.5)

Retirement and General Release Agreement between the Company and Michael J. Snyder, dated August 10, 2005. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 8-K as filed with the SEC on August 11, 2005.

(10.6)

Resignation and General Release Agreement between the Company and James P. McCloskey, dated August 10, 2005. Incorporated by reference to Exhibit 10.2 filed as an exhibit to our Form 8-K as filed with the SEC on August 11, 2005.

(10.7)*

Employment Agreement, dated January 7, 1997, by and between Mike Woods and Red Robin International, Inc. Incorporated by reference to Exhibit 10.11 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

(10.8)	Summary of Compensation Arrangements for Non Employee Directors, effective October 1, 2005. Incorporated by reference to Exhibit 99.2 to our Form 8-K Current Report dated November 17, 2005.
(10.9)

Restitution Agreement, dated as of August 18, 2005, among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc. and Michael Snyder. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 10-Q as filed with the SEC on August 19, 2005.

(10.9)

Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and executive officers. Incorporated by reference to Exhibit 10.20 filed as an exhibit to Amendment No. 3 of our Registration Statement on Form S-1 dated July 12, 2002 (Registration No. 333-87044).

(10.10)

Master Loan Agreement, dated November 3, 2000, by and between Red Robin and General Electric Capital Business Asset Funding Corporation. Incorporated by reference to Exhibit 10.21 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

(10.11)*	Dennis B. Mullen option agreement, dated August 25, 2005. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed August 25, 2005.
(10.12)*	Employment Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated September 7, 2005. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed September 8, 2005
(10.13)

First Amendment to Employment Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated November 17, 2005. Incorporated by reference to Exhibit 99.1 to our Form 8-K Current Report filed November 11, 2005.

(10.14)

Amended and Restated Credit Agreement, dated as of December 14, 2005, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, Bank of America, N.A. and KeyBank National Association, as Documentation Agents, and Wachovia Capital Markets, LLC, as Lead Arranger. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report dated December 14, 2005.

(10.15)

Amended and Restated Security Agreement, dated as of December 14, 2005, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report dated December 14, 2005

(10.16)*

Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 filed as an exhibit to our annual report on Form 10-K, dated March 12, 2004.

(10.17)*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan.
(10.18)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Form 10-Q dated November 4, 2005.

(10.19)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Form 10-Q dated November 4, 2005.
(20.20)	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Director’s Stock Option Agreement. Incorporated by reference to Exhibit 10.13 to our Form 10-Q dated November 4, 2005.
(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Form 10-K dated April 6, 2005.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(  )           Exhibits previously filed in the Company’s periodic filings as specifically noted.

*                    Executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC.
(Registrant)
February 23, 2006	By:	/s/ DENNIS B. MULLEN
(Date)		Dennis B. Mullen
(Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DENNIS B. MULLEN	Chairman of the Board and Chief Executive	February 23, 2006
Dennis B. Mullen	Officer (Principal Executive Officer)
/s/ KATHERINE L. SCHERPING	Chief Financial Officer (Principal	February 23, 2006
Katherine L. Scherping	Financial and Accounting Officer)
/s/ BENJAMIN D. GRAEBEL	Director	February 23, 2006
Benjamin D. Graebel
/s/ EDWARD T. HARVEY	Director	February 23, 2006
Edward T. Harvey
/s/ TAYLOR SIMONTON	Director	February 23, 2006
Taylor Simonton
/s/ GARY J. SINGER	Director	February 23, 2006
Gary J. Singer
/s/ JAMES T. ROTHE	Director	February 23, 2006
James T. Rothe
/s/ RICHARD J. HOWELL	Director	February 23, 2006
Richard J. Howell