Form 10-Q
period 2006-04-16
RED ROBIN GOURMET BURGERS INC
filed 2006-05-19
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 16, 2006

or

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2006
Common Stock, $0.001 par value per share	16,529,275 shares

PART I — FINANCIAL INFORMATION

Item 1.                                    Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	April 16, 2006	December 25, 2005
Assets:
Current Assets:
Cash and cash equivalents	$7,117	$3,340
Accounts receivable, net	3,179	3,589
Inventories	6,751	6,485
Prepaid expenses and other current assets	3,274	5,340
Income tax refund receivable	1,516	1,516
Deferred tax asset	2,356	2,046
Restricted current assets—marketing funds	1,692	1,548
Total current assets	25,885	23,864
Property and equipment, net	290,675	270,279
Deferred tax asset	4,576	4,129
Goodwill and intangible assets, net	33,098	33,092
Other assets, net	3,295	3,057
Total assets	$357,529	$334,421

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$6,835	$5,675
Construction related payables	12,433	8,340
Accrued payroll and payroll related liabilities	19,921	17,459
Unredeemed gift certificates	4,784	7,273
Accrued liabilities	15,400	10,137
Accrued liabilities—marketing funds	1,692	1,548
Current portion of long-term debt and capital lease obligations	1,520	2,861
Total current liabilities	62,585	53,293
Deferred rent	15,946	15,331
Long-term debt and capital lease obligations	58,471	55,663
Other non-current liabilities	5,424	5,275
Total liabilities	142,426	129,562

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,516,642 and 16,474,224 shares issued and outstanding	16	16
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	140,192	137,294
Accumulated other comprehensive income, net of tax	—	9
Retained earnings	74,978	67,623
Total stockholders’ equity	215,103	204,859
Total liabilities and stockholders’ equity	$357,529	$334,421

See notes to condensed consolidated financial statements.

 RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Sixteen Weeks Ended
	April 16, 2006	April 17, 2005

Revenues:
Restaurant revenue	$165,651	$136,983
Franchise royalties and fees	4,796	4,077
Rent revenue	86	149
Total revenues	170,533	141,209

Costs and expenses:
Restaurant operating costs:
Cost of sales	38,095	32,480
Labor (includes $277 and $0 of stock-based compensation expense, respectively)	57,540	45,901
Operating	25,333	20,609
Occupancy	10,073	8,851
Depreciation and amortization	9,122	7,286
General and administrative (includes $1,640 and $0 of stock-based compensation expense, respectively)	15,847	11,225
Pre-opening costs	2,243	1,819
Total costs and expenses	158,253	128,171

Income from operations	12,280	13,038
Other expense:
Interest expense, net	1,070	814
Other	35	46
Total other expenses	1,105	860

Income before income taxes	11,175	12,178
Provision for income taxes	3,820	4,215
Net income	$7,355	$7,963
Earnings per share (see Note 2):
Basic	$0.45	$0.49
Diluted	$0.44	$0.48
Weighted average shares outstanding:
Basic	16,498	16,157
Diluted	16,712	16,592

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 16, 2006	April 17, 2005
Cash Flows From Operating Activities:
Net income	$7,355	$7,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,122	7,286
Stock-based compensation expense	1,917	12
Income tax benefit from exercise of stock options	—	486
Other, net	(838)	301
Changes in operating assets and liabilities	9,220	6,629
Cash provided by operating activities	26,776	22,677

Cash Flows From Investing Activities:
Contributions to marketing fund	(94)	—
Purchases of property and equipment	(25,135)	(21,561)
Cash used in investing activities	(25,229)	(21,561)

Cash Flows From Financing Activities:
Borrowings of long-term debt	4,069	5,842
Proceeds from exercise of stock options and employee stock purchase plan	734	982
Excess tax benefit related to exercise of stock options	182	—
Debt issuance costs	(153)	—
Payments of long-term debt and capital lease obligations	(2,602)	(6,913)
Repayment of stockholders/officers notes	—	600
Cash provided by financing activities	2,230	511

Net change in cash and cash equivalents	3,777	1,627
Cash and cash equivalents, beginning of period	3,340	4,980
Cash and cash equivalents, end of period	$7,117	$6,607

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1,831	$304
Interest paid, net of amounts capitalized	766	657

Supplemental Disclosure of Non-Cash Items:
Purchases of property and equipment on account	$4,093	$2,072

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At April 16, 2006, the Company operated 172 company-owned restaurants located in 21 states. The Company also sells franchises, of which there were 139 restaurants in 25 states and two Canadian provinces as of April 16, 2006. The Company operates its business as one reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of these financial statements pertain to impairment of long-lived assets, fixed asset lives, impairment of goodwill, estimated useful lives of other intangible assets, bonuses, self-insurance liabilities, stock-based compensation expense and income taxes. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 25, 2005.

As previously disclosed, during the prior fiscal year period ended July 10, 2005, the Company changed the manner in which it reported costs relating to complimentary team member meals. This change had no effect on net income. Historically, before the period ended July, 10, 2005, the Company reported the complimentary portion of team member meals as restaurant revenues, with a corresponding expense reported in restaurant labor and general and administrative costs. The Company determined that the complimentary portion of team member meals should not have been recognized as revenues or costs and expenses. This change resulted in a decrease in restaurant revenues and a corresponding decrease in restaurant labor and general and administrative costs. All amounts presented herein for the sixteen weeks ended April 17, 2005, have been restated to reflect this change in reporting. For the sixteen weeks ended April 17, 2005, restaurant revenues decreased by $1.9 million, or 1.4%, and restaurant labor and general and administrative costs decreased by $1.8 million and $73,000, respectively.

As previously disclosed, during the period ended July 10, 2005, the Company determined that acquisitions of property and equipment on account, which before the period ended July 10, 2005, were previously reported as a component of changes in operating assets and liabilities and purchases of property and equipment, should not have been reported in the statements of cash flows. This change had no effect on net income or the amount of cash and cash equivalents reported. The Company’s financial statements for the sixteen weeks ended April 17, 2005 have been restated from amounts previously reported in its Form 10-Q for the period ended April 17, 2005, to reduce cash flows from operating activities and to increase cash flows from investing activities by $2.1 million. Purchases of property and equipment acquired on account are now presented as supplemental disclosure of non-cash items.

The Company’s quarter which ended April 16, 2006 is referred to as first quarter 2006 or the sixteen weeks ended April 16, 2006, and its quarter which ended April 17, 2005 is referred to as first quarter 2005 or the sixteen weeks ended April 17, 2005. For fiscal year 2006 and 2005, the first quarters included sixteen weeks and the second, third and fourth quarters will each include twelve weeks, except for the fourth quarter of 2006 which will include thirteen weeks.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In addition, disclosures regarding changes in financial statement reporting are included in “Basis of Presentation,” above and in “Stock-Based Compensation” below.

Stock–Based Compensation

Effective December 26, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS 123R), a revision of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock–based compensation expense for the first quarter of fiscal 2006 includes compensation expense for allstock–based compensation awards granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock–based compensation expense for all stock–based compensation awards granted after December 26, 2005 is based on the grant–date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a graded vesting basis over the requisite service period of the award, which is generally the weighted option vesting term of three years. Prior to the adoption of SFAS 123R, the Company recognized stock–based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share–based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed ConsolidatedFinancial Statements for a further discussion on stock–based compensation.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF 05-6). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF 05-6 further requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of the acquisition. EITF No. 05-6 became effective for the Company’s fiscal quarter beginning July 11, 2005. The adoption of EITF 05-6 did not have a material effect on our consolidated financial statements.

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

2.                       Stock-Based Compensation

The Company has four stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan).

As of April 16, 2006, there are no remaining options authorized for grant under the 1996, 2000 or 2002 Stock Plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. Options granted under these plans expire within ten years from the date of grant.

In 2004, stockholders approved the 2004 Stock Plan, which authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2004 Stock Plan include officers or employees of the Company or any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2004 Stock Plan is equal to 2,697,613 shares. Vesting of the awards under the 2004 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2004 Stock Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change in control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Any shares subject to awards under the 1996 Stock Plan, the 2000 Stock Plan, the 2002 Stock Plan and the 2004 Stock Plan that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2004 Stock Plan. The 2004 Stock Plan terminates on April 12, 2014, if not sooner terminated by the Company’s board of directors. There have been no other types of awards granted under the 2004 Stock Plan.

Effective December 26, 2005, the beginning of the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not retrospectively adjusted prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted after December 26, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a graded vesting basis over the requisite service period of the award, which is generally the weighted option vesting term of three years. The Company estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience during the preceding four fiscal years.

Prior to December 26, 2005, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

For the prior year’s disclosure under SFAS 123, for the sixteen weeks ended April 17, 2005, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share reflected the following pro forma amounts (in thousands, except per share data):

Sixteen Weeks Ended April 17, 2005
Net income, as reported	$7,963
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	8
Deduct: Stock-based employee compensation costs based on fair value method, net of tax benefit	(657)
Pro forma net income	$7,314

Basic earnings per share:
As reported	$0.49
Pro forma	$0.45

Diluted earnings per share:
As reported	$0.48
Pro forma	$0.44

At April 16, 2006, total compensation expense related to all stock-based payment awards made to our employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) was $1.9 million for the sixteen weeks ended April 16, 2006. Prior to December 26, 2005, the Company accounted for those awards under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

The impact on our results of operations of recording share based compensation for the sixteen weeks ended April 16, 2006, in accordance with the implementation of SFAS 123R, is as follows (in thousands, except per share data):

Sixteen Weeks Ended April 16, 2006
Impact on income before income taxes:
Restaurant operating costs - labor	$277
General and administration expenses	1,640
Total stock-based compensation expense	$1,917

Impact on net income per share:
Basic	$0.08
Diluted	$0.08

The table below summarizes the status of the Company’s stock based compensation plans:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, as of December 25, 2005	1,110	$34.11
Awards granted	324	41.78
Awards forfeited or expired	(43)	42.53
Awards exercised	(36)	12.97
Outstanding, as of April 16, 2006	1,355	$36.24	8.39	$12,726

Exercisable as of April 16, 2006	460	$25.94	7.07	$8,669
Vested and expected to vest as of April 16, 2006	1,232	$35.57	0.85	$12,352

The weighted-average fair value of options at their grant date during the sixteen weeks ended April 16, 2006 and April 17, 2005, where the exercise price equaled the market price on the grant date was $11.39 and $18.97, respectively. The total intrinsic value of options exercised during the sixteen weeks ended April 16, 2006 and April 17, 2005 was $1.0 million and $1.3 million, respectively. As of April 16, 2006, there was $7.4 million of total unrecognized compensation cost, excluding estimated forfeitures, related to nonvested options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

The estimated fair value of each option grant is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	Sixteen Weeks Ended
	April 16, 2006	April 17, 2005
Risk-free interest rate	4.7%	4.2%
Expected years until exercise	3.0	5.5
Expected stock volatility	35.7%	31.4%
Dividend yield	0.0%	0.0%

The risk-free interest rate was based on the rate for zero coupon U.S. Government issues with a remaining term similar to the expected life.

The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

The expected stock price volatility represents an average of the Company’s historical volatility measured over a period approximating the expected life.

The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.

3.                       Borrowings

Borrowings at April 16, 2006 and December 25, 2005 are summarized below (in thousands):

	April 16, 2006	December 25, 2005
Revolving credit agreement	$44,000	$42,329
Capital lease obligations	10,203	10,064
Collateralized notes payable	5,788	6,131
	59,991	58,524
Current portion	(1,520)	(2,861)
Long-term debt	$58,471	$55,663

As of April 16, 2006 and December 25, 2005, borrowings under the revolving credit agreement bore interest at approximately 5.4%.

The Company maintains an outstanding letter of credit to back the Company’s self-insured workers’ compensation program. This letter of credit reduces the amount of future borrowings available under the revolving credit agreement. The amount outstanding under this letter of credit was $3.6 million at April 16, 2006 and December 25, 2005.

4.                       Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the sixteen weeks ended April 16, 2006, respectively, a total of 821,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. During the sixteen weeks ended April 17, 2005, a total of 252,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 16, 2006	April 17, 2005
Net income	$7,355	$7,963
Basic weighted-average shares outstanding	16,498	16,157
Dilutive effect of stock options	214	435
Diluted weighted-average shares outstanding	16,712	16,592

Earnings per share:
Basic	$0.45	$0.49
Diluted	$0.44	$0.48

5.                       Related Party Transactions

The Company’s former chief executive officer and its senior vice president and chief concept officer own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), and an entity that directly or indirectly owns or controls 100% of Red Robin Restaurants of Canada, Ltd. (RRRC), which operate Red Robin® restaurants under franchise agreements in the U.S. and Canada, respectively. The Company recognized royalty income from Mach Robin in the amounts of $338,000 and

$281,000 during the sixteen weeks ended April 16, 2006 and April 17, 2005, respectively. The Company recognized royalty income from RRRC of $333,000 and $282,000 during the sixteen weeks ended April 16, 2006 and April 17, 2005, respectively.

For further related party information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2005.

6.                       Other Comprehensive Income

Comprehensive income consisted of (in thousands):

	Sixteen Weeks Ended
	April 16, 2006	April 17, 2005
Net income	$7,355	$7,963
Unrealized gain on cash flow hedge, net of tax	—	23
Total comprehensive income	$7,355	$7,986

The interest rate swap agreement the Company had entered into in December 2002, to reduce exposure to rising interest rates, expired January 2006.

7.                       Contingencies

 On August 11, 2005, the Company announced certain management changes that followed an internal investigation conducted by a special committee of the board of directors relating to use of chartered aircraft and travel and entertainment expenses. The special committee, which retained independent counsel to conduct the investigation, identified various expenses incurred since 2001 by the person who formerly served as chairman, president and chief executive officer that were inconsistent with Company policies or that lacked sufficient documentation. The Company notified the SEC of the internal investigation.

On February 1, 2006, the Company received a notification of a formal order of investigation from the SEC. The SEC investigation relates to the above-mentioned internal investigation. The SEC indicated in its order that there has been no determination made by the SEC as to whether the Company has in any way violated the law. The Company has cooperated with the SEC and intends to continue to cooperate fully with the SEC in its formal investigation.

On August 15, 2005, Andre Andropolis filed a purported class action complaint (the “Andropolis Complaint”) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005 against the Company, the former chief executive officer and former chief financial officer. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the “Baird Complaint”) in the United States District Court for the District of Colorado on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint. Both complaints allege that the Company and the Company’s former chief executive officer and former chief financial officer violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10(b)(5) adopted pursuant to the Exchange Act by disseminating false and misleading financial reports on behalf of the Company, by withholding adverse financial information on behalf of the Company from the class and the individual defendants were control persons who caused the Company to engage in such former acts for their own benefit. The plaintiffs further allege that, because of the actions of the former chief executive officer and chief financial officer, the Company’s stock price became inflated between November 8, 2004 and August 11, 2005, and on August 12, 2005, the Company’s stock price fell sharply following their departures from their positions with the Company. The class has not been certified and no discovery has occurred. Lead counsel and lead plaintiff have been appointed.

On February 28, 2006, the Lead Plaintiff (City of Philadelphia Board of Pensions and Retirement) filed a consolidated complaint. In addition to the allegations in the initial Andropolis Complaint against the Company and the Company’s former chief executive officer and former chief financial officer, the consolidated compliant alleges that the Company and the Company’s current chief executive officer and current chief financial officer violated Sections 10(b) and 20(a) of the Exchange Act in connection with the Company’s announcement on January 10, 2006 that it was lowering its guidance for the quarter ended December 25, 2005, alleges claims against the Company’s former controller and alleges violations of Section 14(a) of the Exchange Act. The consolidated complaint seeks damages on behalf of a putative class of purchasers of the

Company’s common stock during the putative class period of August 13, 2004 and January 9, 2006 (inclusive). All defendants have filed motions to dismiss the consolidated complaint that are currently pending before the court.

On August 31, 2005, Elliot Wilster commenced a stockholder’s derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the “Wilster Complaint.”). The action is brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the senior vice president and chief concept officer. The Wilster Complaint alleges that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleges that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of the Company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the senior vice president and chief concept officer. The Wilster Complaint seeks monetary damages against the individual defendants, equitable relief (including the imposition of a constructive trust), restitution and attorneys’ fees. On December 15, 2005, Wilster filed an Amended stockholder derivative complaint (the “Amended Wilster Complaint”) that added the Company’s former chief financial officer as a defendant. All defendants have file motions to dismiss the Amended Wilster Complaint that are currently pending before the court.

The Andropolis and Baird cases have been consolidated for pretrial purposes with the Wilster action.

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc. This lawsuit is filed in the Superior Court of the State of California and alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The complaint states claims for damages, including punitive and exemplary damages and injunctive relief. The Company has filed an answer to the Huggett complaint and has removed the case to the United States District Court for the Central District of California. On March 13, 2006, Huggett filed a motion to remand the case to the California state court.

Although we plan to vigorously defend these suits, we cannot predict the outcome of these lawsuits or what actions the SEC may take. It is possible that we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on our financial condition and results of operations.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on the Company’s financial position and results of operations.

8.                       Announced Acquisition of Red Robin Franchised Restaurants

On March 7, 2006, the Company announced that it had signed a non-binding letter of intent to acquire the assets of 13 Red Robin® franchised restaurants in the state of Washington for a cash purchase price of approximately $42 million, less any assumed indebtedness and purchase price adjustments. The 13 franchised restaurants are owned by various entities commonly managed under the name Great Western Dining. Based on information provided by the franchisee, the 13 restaurants generated $55 million in revenue in 2005. The closing of the acquisition is subject to completion of due diligence and a definitive acquisition agreement, among other customary closing conditions. The Company currently expects the acquisition, if completed, to close in the third quarter of 2006. The Company anticipates funding the purchase by utilizing its existing credit facility.

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.

Overview

All comparisons under this heading between 2006 and 2005 refer to the sixteen-week periods ending April 16, 2006 and April 17, 2005, respectively, unless otherwise indicated.

As of April 16, 2006, we owned and operated, or franchised 311 Red Robin® Gourmet Burger casual dining restaurants in 35 states and Canada, of which 172 are company-owned and of which the remaining 139 operate under franchise agreements. In fiscal 2006, we plan to open a total of 30 - 32 new company-owned Red Robin Gourmet Burger restaurants and we believe our franchisees will open 15 - 17 new restaurants.

Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

The casual dining restaurant industry has become more complex and challenging in recent years. Challenges include increased competition among casual dining restaurant chains for the guest’s discretionary dining dollars, increasing labor and benefit costs, increased energy and petroleum-based product prices, changes in the economy and increasing real-estate and construction costs to build new restaurants. In light of these complexities and challenges, management is pursuing a disciplined growth strategy that includes the addition of company-owned restaurants and programs to increase sales at existing restaurants. In addition, management is focused on managing restaurant operating and development costs and building our corporate infrastructure to facilitate our long-term growth expectations.

The following summarizes the most significant events occurring during the first fiscal quarter of 2006:

•                  Announced Acquisitions. On March 7, 2006, the Company announced that it had signed a non-binding letter of intent to acquire the assets of 13 Red Robin franchised restaurants in the state of Washington for a cash purchase price of approximately $42 million, less any assumed indebtedness and purchase price adjustments. The 13 franchised Red Robin restaurants are owned by various entities commonly managed under the name Great Western Dining. Based on information provided by the franchisee, the 13 restaurants generated $55 million in revenue in 2005. The closing of the acquisition is subject to completion of due diligence and a definitive acquisition agreement, among other customary closing conditions. We currently expect the acquisition, if completed, to close in the third quarter of 2006. We anticipate funding the purchase utilizing our existing credit facility.

•                  Company-Owned Restaurant Sales.   We increased our company-owned restaurant revenues 20.9% over 2005 which reflects increases in both comparable restaurant sales of 4.8% over the prior year as well as increased revenues from the opening of new company-owned restaurants in 2005 and 2006. We consider restaurants as comparable in the first period following five full quarters of operations.

•                  Reduced Commodity Food Costs.   We have generally experienced an improvement in the prices for several food cost categories including hamburger, meats, fresh produce and canned goods. We expect to continue to benefit from lower commodity prices with offsetting increases in higher fuel surcharges and delivery costs.

•                  Increased Labor and Benefits.   As we have increased our company-owned restaurants during 2005 and 2006, we continue to see increases in labor and related costs, both on an absolute basis and as a percentage of restaurant revenue. The increases include stock-based compensation, higher hourly and management salaries, higher incentive bonuses and increased health and workers’ compensation costs related to our self-insured benefit programs.

•                  Adoption of SFAS No. 123R.  At the beginning of the first quarter 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS 123R), a revision of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123), using the modified prospective transition method and therefore has not restated results for prior periods. For the quarter ended April 16, 2006, we recognized total pre-tax stock-based compensation expense of $1.9 million, of which $277,000 and $1.6 million were recognized in labor and general and administrative expenses, respectively.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the period indicated.

Sixteen Weeks Ended April 16, 2006
Company-owned:
Beginning of period	163
Opened during period	9
End of period	172

Franchised:
Beginning of period	136
Opened during period	3
End of period	139

Total number of Red Robin® restaurants	311

Since April 16, 2006 and through May 18, 2006, we have opened 3 additional company-owned restaurants and our franchisees have opened 1 new restaurant. We expect to open an additional 18–20 company-owned restaurants during the remainder of 2006. We anticipate that our franchisees will open an additional 11 - 13 restaurants during the remainder of 2006.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues.

This information has been prepared on a basis consistent with the audited 2005 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year. The 2006 results include the impact of stock-based compensation expense.

	Sixteen Weeks Ended
	April 16, 2006	April 17, 2005
Revenues:
Restaurant	97.1%	97.0%
Franchise royalties and fees	2.8	2.9
Rent revenue	0.1	0.1
Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.0	23.7
Labor (includes 0.2% and 0% of stock-based compensation expense, respectively)	34.7	33.5
Operating	15.3	15.0
Occupancy	6.1	6.5
Total restaurant operating costs	79.1	78.7
Depreciation and amortization	5.3	5.2
General and administrative (includes 1.0% and 0% of stock-based compensation expense, respectively)	9.3	7.9
Pre-opening costs	1.3	1.3
Income from operations	7.2	9.2
Interest expense, net	0.7	0.6
Other	—	—
Income before income taxes	6.5	8.6
Provision for income taxes	2.2	3.0
Net income	4.3%	5.6%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Sixteen Weeks Ended		2006-2005
(In thousands, except percentages)	April 16, 2006	April 17, 2005	Percent Change
Restaurant revenue	$165,651	$136,983	20.9%
Franchise royalties and fees	4,796	4,077	17.6%
Rent revenue	86	149	(42.3)%
Total revenues	$170,533	$141,209	20.8%
Average weekly sales volumes:
Comparable restaurants	$65,345	$63,867	2.3%
Non-comparable restaurants	$56,916	$58,319	(2.4)%

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $28.7 million, or 20.9% compared to the first quarter 2005. Of this increase, $3.0 million was attributable to new company-owned restaurants opened during 2006, $19.9 million in additional revenues from non-comparable restaurants opened in 2005 and 2004, and $5.8 million from a 4.8% increase in comparable restaurant sales. The increase in comparable restaurant sales was driven by a 4.1% increase in guest counts and a 0.7% increase in the average guest check.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurants average weekly sales volumes include those restaurants that are in the comparable base during each period presented. At the end of the sixteen-week period ended April 16, 2006, there were 130 comparable restaurants compared to 110 restaurants at the end of the sixteen weeks ended April 17, 2005. Non-comparable restaurants included in the average weekly sales calculation include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the first quarter 2006, there were 42 non-comparable restaurants versus 35 at the end of the first quarter 2005. The increase in comparable average weekly sales during the first quarter 2006 was primarily the result of the increase in same store sales growth partially offset by a higher weighting of the 15 less mature restaurants entering the comparable base in the first quarter 2006. The performance of these newer restaurants entering the comparable base reflects the historical ramp up of our restaurants during the early years of operations. The decrease in the non-comparable restaurants’ average weekly sales volumes in 2006 compared to 2005 is primarily attributed to the heavier weighting in 2006 of the number of operating weeks from new restaurants recently opened in new markets.  Typically a restaurant in a new market does not have the brand recognition of a restaurant that opens in an existing market, and therefore the sales volumes for a restaurant in a new market ramp up more slowly.

In late March 2006, we implemented an approximate 1% price increase of which we expect to realize 50 to 70 basis points in actual revenue increases during 2006. The impact of this price increase in the first quarter 2006 was nominal due to the fact that the price increase was implemented close the end of the quarter.

Franchise royalties and fees which consist primarily of royalty income and initial franchise fees, increased 17.6% over the same period last year due primarily to the 19 restaurants opened by our franchisees during 2005. Our franchisees reported that comparable sales for U.S. and Canadian restaurants increased 3.9% and 10.3%, respectively.

Costs and Expenses

Cost of Sales

	Sixteen Weeks Ended		2006-2005
(In thousands, except percentages)	April 16, 2006	April 17, 2005	Percent Change
Cost of sales.	$38,095	$32,480	17.3%
As a percent of restaurant revenue	23.0%	23.7%	(0.7)%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. As a percentage of restaurant revenues, cost of sales improved 0.7%, due primarily to lower commodity costs as well as menu mix changes to lower costs items and purchasing initiatives designed to reduce food and beverage costs. These benefits were partially offset by higher freight and delivery charges. We expect cost of sales as a percentage of restaurant revenues to improve slightly during 2006, as a result of our price increase. Any expected benefit in commodity prices, however, will most likely be offset by higher freight and delivery charges.

Labor

	Sixteen Weeks Ended		2006-2005
(In thousands, except percentages)	April 16, 2006	April 17, 2005	Percent Change
Labor	$57,540	$45,901	25.4%
As a percent of restaurant revenue	34.7%	33.5%	1.2%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. Labor as a percentage of restaurant revenue increased 1.2%, as a result of increases related to hourly wages and salaried labor costs, incentive bonuses and headcounts at our new and comparable restaurant locations. We also experienced an increase in the cost of employee benefits including $277,000, or 0.2% of restaurant revenue, related to the recognition of stock-based compensation expense due to the adoption of SFAS 123R. Newer restaurants, which are generally less efficient than their older counterparts, have also put pressure on our operating margins.

Operating

	Sixteen Weeks Ended		2006-2005
(In thousands, except percentages)	April 16, 2006	April 17, 2005	Percent Change
Operating	$25,333	$20,609	22.9%
As a percent of restaurant revenue	15.3%	15.0%	0.3%

Operating costs include variable costs such as restaurant supplies, advertising and energy costs, and fixed costs such as service repairs and maintenance costs. The increase in operating costs as a percentage of restaurant revenues reflects higher energy and supplies. The higher energy costs were experienced through increased rates charged to our restaurants for natural gas and oil-based utilities. Supplies expense also reflects higher petroleum-based materials costs, fuel surcharges and transportation costs that began an increasing trend in our base supply costs in 2005.

Occupancy

	Sixteen Weeks Ended		2006-2005
(In thousands, except percentages)	April 16, 2006	April 17, 2005	Percent Change
Occupancy	$10,073	$8,851	13.8%
As a percent of restaurant revenue	6.1%	6.5%	(0.4)%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. Our occupancy costs generally increase as the number of company-owned restaurants increases but decline as a percentage of restaurant revenues as we leverage our fixed costs. Occupancy costs increased in 2006 primarily due to $1.2 million of expenses related to new restaurants opened during the prior year. In addition, we also realized modest increases in insurance and percentage rents.

Depreciation and Amortization

	Sixteen Weeks Ended		2006-2005
(In thousands, except percentages)	April 16, 2006	April 17, 2005	Percent Change
Depreciation and amortization	$9,122	$7,286	25.2%
As a percent of total revenues	5.3%	5.2%	0.1%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of franchise rights and liquor licenses. Depreciation and amortization expense as a percentage of total revenues has increased primarily due to the increase in the per restaurant costs capitalized for restaurants opened in the last year.

General and Administrative

	Sixteen Weeks Ended		2006-2005
(In thousands, except percentages)	April 16, 2006	April 17, 2005	Percent Change
General and administrative	$15,847	$11,225	41.2%
As a percent of total revenues	9.3%	7.9%	1.4%

General and administrative costs include all corporate and administrative functions that support existing operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, professional and consulting fees and marketing costs. In the first quarter of each year, these amounts also include expenses related to our annual leadership conference. General and administrative costs increased in 2006 primarily due to a $1.6 million expense, or 1.0% of total revenue, for the recognition of stock-based compensation in accordance with SFAS 123R, an increase of approximately $470,000 for legal and other professional fees, or 0.3% of total revenue. The remaining increase as a percent of total revenue is attributable to additional headcount, salaries and related costs attributable to supporting our growing restaurant operations.

Pre-opening Costs

	Sixteen Weeks Ended		2006-2005
(In thousands, except percentages)	April 16, 2006	April 17, 2005	Percent Change
Pre-opening costs	$2,243	$1,819	23.3%
As a percent of total revenues	1.3%	1.3%	—%
Average per restaurant pre-opening costs	$249	$227	9.7%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial hourly work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for sixteen weeks ended April 16, 2006 and April 17, 2005 reflect the opening of 9 and 8 new restaurants respectively. We generally incur higher pre-opening costs, particularly for travel, when we open restaurants in new markets, compared to our established markets.

Interest Expense, net

Interest expense for the sixteen weeks ended April 16, 2006 and April 17, 2005 was $1,070,000 and $814,000, respectively. Interest expense in 2006 was higher due to higher borrowings outstanding under our revolving credit facility and a slightly higher average interest rate of 6.8% versus 6.5% in 2005. In late 2005, we amended our revolving credit facility which includes more favorable interest terms. However, we believe interest expense will increase in 2006 as we continue to fund our restaurant unit growth and the proposed acquisition of the 13 franchised restaurants with additional borrowings.

Provision for Income Taxes

The provision for income taxes decreased $395,000, or 9.4%, to $3.8 million in 2006, from $4.2 million in 2005. The decrease was due primarily to decreased pre-tax earnings. Our effective income tax rate for the first quarter 2006 was 34.2% compared to 34.6% for the first quarter 2005.

Liquidity and Capital Resources

General.   Cash and cash equivalents increased $3.8 million to $7.1 million during the first quarter 2006, compared to $3.3 million at the end of fiscal 2005. This increase was due primarily higher cash flows provided by operating activities and net borrowings under the revolving credit agreement, as well as the anticipation of approximately $1.3 million of tax payments made shortly after quarter end . We continue to reinvest these available cash flows from operations to develop new restaurants or enhance existing restaurants.

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

Credit Facility.   Our credit facility is currently comprised of a $200 million revolving credit facility maturing on December 14, 2010. Borrowings under the amended credit agreement bear interest at one of the following rates as selected by the Company:  an Alternative Base Rate (ABR), which is based on the Prime Rate plus 0.00% to 0.25% or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 0.625% to 1.25%. In addition to the ABR and LIBOR loans, the agreement provides for a swing-line loan sub-facility which allows the Company to borrow up to $7.5 million. The credit facility also requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets and certain real property assets to secure our respective obligations under the credit facility. As long as the Company meets a certain financial leverage ratio, the Company will not be required to mortgage or encumber real property assets acquired in the future. Additionally, certain of our real and personal property secure other indebtedness of the Company. At April 16, 2006, we had $44.0 million of borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $3.6 million.

Covenants.   We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of April 16, 2006, we were in compliance with all debt covenants.

Total debt outstanding increased to $60.0 million at April 16, 2006 from $58.5 million at December 25, 2005, due to additional borrowings to construct new restaurants and acquire other assets, offset by payments made on capital lease obligations.

Capital Expenditures.   Capital expenditures, including capital lease obligations, were $25.1 million and $21.6 million for the first quarter 2006 and 2005, respectively. First quarter 2006, compared with first quarter 2005, includes higher expenditures for new restaurants as well as increases in facility improvements.

During fiscal year 2006, we expect capital expenditures to be $100 million to $105 million, excluding capital expenditures for the proposed acquisition of 13 franchised restaurants. We plan to open approximately 30-32 new company-owned restaurants and plan to continue our investment in restaurant remodels and capital improvements as well as expanding our corporate infrastructure to support our growth model.

Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition, we will use capital to acquire franchise restaurants. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and the revolving bank credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditures and working capital requirements. In addition, our planned acquisition of 13 franchisee-owned restaurants during 2006 is expected to be funded from our revolving bank credit facility.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants and, to a lesser extent, commodity prices for certain foods we purchase at market rates. Uncertainties related to fluctuating costs, including energy costs, commodity prices, wages and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2006.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Estimates

We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding the Company’s other significant accounting policies are disclosed in Note 1 of our consolidated financial statements.

Stock-Based Compensation Expense. Effective December 26, 2005, the beginning of the first quarter of fiscal 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation using the Black-Scholes option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Property and Equipment.   Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life for owned assets and the shorter of the estimated useful life or the term of the underlying lease for leased assets. Changes in circumstances, such as changes to our business model or changes in our capital strategy, can result in the actual useful lives differing from our estimates. In those cases where management determines that the useful life of property and equipment should be shortened, we would depreciate the net book value over its revised remaining useful life thereby increasing depreciation and amortization expense. Factors such as changes in the planned use of fixtures or closing of facilities could also result in shortened useful lives.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the sixteen weeks ended April 16, 2006 and April 17, 2005.

Goodwill.   We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2005 and determined that there were no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At April 16, 2006, goodwill recorded in the consolidated balance sheet totaled $25.7 million.

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

Judgments made by management for its lease obligations include the probable term for each lease that affects the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF 05-6). EITF 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF 05-6 further requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of the acquisition. EITF No. 05-6 became effective for the Company’s fiscal quarter beginning July 11, 2005. The adoption of EITF 05-6 did not have a material effect on our consolidated financial statements.

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

Forward-Looking Statements

From time-to-time the Company makes oral and written statements that reflect the Company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements relate to, among other things:

•       business objectives, strategic plans and our growth strategy;

•       operating strategies;

•       our ability to open and operate additional restaurants profitably and the timing of such openings;

•       restaurant and franchise acquisitions, including the timing of the previously announced potential acquisition of 13 franchised restaurants;

•       anticipated revenues due to first quarter price increases;

•       expected future revenues and earnings, comparable and non-comparable restaurant sales volumes, results of operations, and future restaurant growth (both company-owned and franchised);

•       estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

•       anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, fuel surcharges and delivery costs and labor, supply and energy costs;

•       future capital expenditures;

•       our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2006;

•       the sufficiency of the supply of commodities and labor pool to carry on our business;

•       use of interest rate swaps and caps to manage exposure to interest rate changes related to our borrowings;

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

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; inability to consummate acquisitions of existing restaurants from our franchisees; regional mall and lifestyle center traffic trends; increased competition in the casual dining restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; costs and effects of the SEC investigation; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

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

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we may use interest rate swaps and caps to manage our net exposure to interest rate changes related to our borrowings. The interest rate swap agreement the Company had entered into in December 2002, to reduce exposure to rising interest rates, expired January 2006. As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Our variable rate based loans with GE Capital bear interest at the 30-day commercial paper rate plus a fixed percentage of 3.0% to 3.5%.

As of April 16, 2006, we had $49.8 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $498,000 on an annualized basis.

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

Item 4.                                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Red Robin Gourmet Burgers, Inc. (Management), including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. As a result, the Company’s CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 16, 2006. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 16, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                    Legal Proceedings

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc. This lawsuit is filed in the Superior Court of the State of California and alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The complaint states claims for damages, including punitive and exemplary damages, and injunctive relief. The Company has filed an answer to the Huggett complaint and has removed the case to the United States District Court for the Central District of California. On March 13, 2006, Huggett filed a motion to remand the case to the California state court.

On February 1, 2006, the Company received a notification of a formal order of investigation from the SEC. The SEC investigation relates to the above-mentioned internal investigation. The SEC indicated in its order that there has been no determination made by the SEC as to whether the Company has in any way violated the law. The Company has cooperated with the SEC and intends to continue to cooperate fully with the SEC in its formal investigation.

On February 28, 2006, the Lead Plaintiff (City of Philadelphia Board of Pensions and Retirement) filed a consolidated complaint in the Andropolis litigation. In addition to the allegations in the initial Andropolis Complaint against the Company and the Company’s former chief executive officer and former chief financial officer, the consolidated compliant alleges that the Company and the Company’s current chief executive officer and current chief financial officer violated Sections 10(b) and 20(a) of the Exchange Act in connection with the Company’s announcement on January 10, 2006 that it was lowering its guidance for the quarter ended December 25, 2005. The consolidated complaint also alleges claims against the Company’s former controller, and alleges violations of Section 14(a) of the Exchange Act. The consolidated complaint seeks damages on behalf of a putative class of purchasers of the Company’s common stock during the putative class period of August 13, 2004 and January 9, 2006 (inclusive). All defendants have filed motions to dismiss the consolidated complaint that are currently pending before the court.

Item 1A.                           Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2006 and incorporated herein by reference.  There have been no material changes in our Risk Factors disclosed in our 2005 Annual Report on Form 10-K.

Item 6.                                    Exhibits

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

Red Robin Gourmet Burgers, Inc.

May 19, 2006	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer