Form 10-Q
period 2006-07-09
RED ROBIN GOURMET BURGERS INC
filed 2006-08-11
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 9, 2006

or

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $0.001 par value per share	16,553,730 shares

PART I — FINANCIAL INFORMATION

Item 1.                                    Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	July 9, 2006	December 25, 2005
Assets:
Current Assets:
Cash and cash equivalents	$5,609	$3,340
Accounts receivable, net	2,958	3,589
Inventories	6,981	6,485
Prepaid expenses and other current assets	3,537	5,340
Income tax refund receivable	—	1,516
Deferred tax asset	2,571	2,046
Restricted current assets—marketing funds	900	1,548
Total current assets	22,556	23,864
Property and equipment, net	310,661	270,279
Deferred tax asset	4,884	4,129
Goodwill and intangible assets, net	32,904	33,092
Other assets, net	3,186	3,057
Total assets	$374,191	$334,421

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$5,652	$5,675
Construction related payables	16,976	8,340
Accrued payroll and payroll related liabilities	21,661	17,459
Unredeemed gift certificates	4,680	7,273
Accrued liabilities	12,045	10,137
Accrued liabilities—marketing funds	900	1,548
Current portion of long-term debt and capital lease obligations	1,562	2,861
Total current liabilities	63,476	53,293
Deferred rent	16,570	15,331
Long-term debt and capital lease obligations	64,271	55,663
Other non-current liabilities	5,456	5,275
Total liabilities	149,773	129,562

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,534,127 and 16,474,224 shares issued and outstanding, respectively	17	16
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	142,312	137,294
Accumulated other comprehensive income, net of tax	—	9
Retained earnings	82,172	67,623
Total stockholders’ equity	224,418	204,859
Total liabilities and stockholders’ equity	$374,191	$334,421

See notes to condensed consolidated financial statements.

 RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005

Revenues:
Restaurant revenue	$132,071	$110,832	$297,722	$247,815
Franchise royalties and fees	3,751	3,210	8,547	7,287
Rent revenue	38	62	124	211
Total revenues	135,860	114,104	306,393	255,313

Costs and expenses:
Restaurant operating costs:
Cost of sales	29,781	26,113	67,876	58,593
Labor (includes $201, $0, $478 and $0 of stock-based compensation expense, respectively)	45,649	37,567	103,189	83,468
Operating	20,177	16,318	45,510	36,927
Occupancy	7,858	6,789	17,931	15,640
Depreciation and amortization	7,381	5,957	16,503	13,243
General and administrative (includes $1,168, $59, $2,808 and $72 of stock-based compensation expense, respectively)	11,382	8,296	27,229	19,520
Pre-opening costs	1,912	992	4,155	2,812
Total costs and expenses	124,140	102,032	282,393	230,203

Income from operations	11,720	12,072	24,000	25,110
Other expense (income):
Interest expense, net	937	704	2,007	1,519
Other	(19)	18	16	63
Total other expenses	918	722	2,023	1,582

Income before income taxes	10,802	11,350	21,977	23,528
Provision for income taxes	3,608	3,927	7,428	8,142
Net income	$7,194	$7,423	$14,549	$15,386
Earnings per share:
Basic	$0.44	$0.46	$0.88	$0.95
Diluted	$0.43	$0.45	$0.87	$0.93
Weighted average shares outstanding:
Basic	16,522	16,255	16,509	16,199
Diluted	16,727	16,679	16,719	16,619

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-eight Weeks Ended
	July 9, 2006	July 10, 2005
Cash Flows From Operating Activities:
Net income	$14,549	$15,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,503	13,243
Stock-based compensation expense	3,286	72
Income tax benefit from exercise of stock options	—	1,791
Other, net	(990)	865
Changes in operating assets and liabilities	9,201	6,034
Cash provided by operating activities	42,549	37,391

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	(707)	(145)
Purchases of property and equipment	(47,747)	(39,377)
Cash used in investing activities	(48,454)	(39,522)

Cash Flows From Financing Activities:
Borrowings of long-term debt	12,638	9,301
Payments of long-term debt	(4,491)	(8,842)
Repayment of stockholders/officers notes	—	3,600
Proceeds from exercise of stock options and employee stock purchase plan	1,067	2,901
Excess tax benefit related to exercise of stock options	242	—
Debt issuance costs	(446)	—
Payments of other debt and capital lease obligations	(836)	(2,779)
Cash provided by financing activities	8,174	4,181

Net change in cash and cash equivalents	2,269	2,050
Cash and cash equivalents, beginning of period	3,340	4,980
Cash and cash equivalents, end of period	$5,609	$7,030

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$5,974	$5,696
Interest paid, net of amounts capitalized	1,710	1,330

Supplemental Disclosure of Non-Cash Items:
Purchases of property and equipment on account	$8,636	$1,760

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At July 9, 2006, the Company operated 180 company-owned restaurants located in 22 states. The Company also sells franchises, of which there were 142 restaurants in 25 states and two Canadian provinces as of July 9, 2006. The Company operates its business as one reportable segment.

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

The Company’s quarter which ended July 9, 2006, is referred to as second quarter 2006, or the twelve weeks ended July 9, 2006; the first quarter ended April 16, 2006, is referred to as first quarter 2006, or the sixteen weeks ended April 16, 2006; and, together the first and second quarters of 2006 are referred to as the twenty-eight weeks ended July 9, 2006. The Company’s quarter which ended July 10, 2005, is referred to as second quarter 2005, or the twelve weeks ended July 10, 2005; the first quarter ended April 17, 2005, is referred to as first quarter 2005, or the sixteen weeks ended April 17, 2005; and, together the first and second quarters of 2005 are referred to as the twenty-eight weeks ended July 10, 2005.

Reclassifications

Certain reclassifications have been made to prior year amounts in the Condensed Consolidated Statements of Cash Flows to conform to the current year presentation of changes in marketing fund restricted cash.

Stock—Based Compensation

Effective December 26, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS 123R), a revision of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123), using the modified prospective transition method and therefore has not retrospectively adjusted results for prior periods. Under this transition method, stock-based compensation expense for fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 26, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a graded vesting basis over the requisite service period of the award, which is generally the weighted option vesting term of three years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board’s (FASB) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of the new guidance on all of our open tax positions and it is not expected to have a material impact on earnings, financial condition or cash flows.

In March 2006, the FASB Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in the consolidated financial statements.

2.                       Stock-Based Compensation

The Company has four stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan).

As of July 9, 2006, there are no remaining options authorized for grant under the 1996, 2000 or 2002 Stock Plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. Options granted under these plans expire within ten years from the date of grant.

In 2004, stockholders approved the 2004 Stock Plan which authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2004 Stock Plan include officers or employees of the Company or any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2004 Stock Plan is equal to 2,697,613 shares. Vesting of the awards under the 2004 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2004 Stock Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change in control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Any shares subject to awards under the 1996 Stock Plan, the 2000 Stock Plan, the 2002 Stock Plan and the 2004 Stock Plan that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2004 Stock Plan. The 2004 Stock Plan terminates on April 12, 2014, if not sooner terminated by the Company’s board of directors. Options are the only types of awards currently outstanding under the 2004 Stock Plan.

Effective December 26, 2005, the beginning of the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and, therefore, has not retrospectively adjusted prior periods’ results. Under this transition method, stock-based compensation expense in fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted after December 26, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a graded vesting basis over the requisite service period of the award, which is generally the weighted option vesting term of three years. The Company estimated the forfeiture rate based on its historical experience during the preceding four fiscal years.

Prior to December 26, 2005, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

For the prior year’s disclosure under SFAS 123, for the twelve and twenty-eight weeks ended July 10, 2005, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share reflected the following pro forma amounts (in thousands, except per share data):

	Twelve Weeks Ended July 10, 2005	Twenty-eight Weeks Ended July 10, 2005
Net income, as reported	$7,423	$15,386
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	39	47
Deduct: Stock-based employee compensation costs based on fair value method, net of tax benefit	(739)	(1,396)
Pro forma net income	$6,723	$14,037

Basic earnings per share:
As reported	$0.46	$0.95
Pro forma	$0.41	$0.87

Diluted earnings per share:
As reported	$0.45	$0.93
Pro forma	$0.40	$0.84

At July 9, 2006, the Company recognized total compensation expense related to all stock-based payment awards made to our employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) of $1.4 million and $3.3 million for the twelve and twenty-eight weeks ended July 9, 2006, respectively.  Stock-based compensation capitalized as part of fixed assets was $122,000 and $151,000 for the twelve and twenty-eight weeks ended July 9, 2006.  Prior to December 26, 2005, the Company accounted for those awards under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

The table below summarizes the status of the Company’s stock based compensation plans:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, as of December 25, 2005	1,110	$34.11
Awards granted	324	41.78
Awards forfeited or expired	(43)	42.53
Awards exercised	(36)	12.97
Outstanding, as of April 16, 2006	1,355	$36.24	8.39	$12,726

Awards granted	73	42.49
Awards forfeited or expired	(19)	41.05
Awards exercised	(18)	18.91
Outstanding, as of July 9, 2006	1,391	$36.72	8.27	$12,263

Exercisable as of July 9, 2006	514	$27.89	7.05	$8,886
Vested and expected to vest as of July 9, 2006	1,278	$36.15	8.19	$11,973

The weighted-average Black-Scholes fair value of options at their grant date during the twelve and twenty-eight weeks ended July 9, 2006 and July 10, 2005, where the exercise price equaled the market price on the grant date was $10.36, $11.20, $18.80 and $18.67, respectively. The total intrinsic value of options exercised during the twelve weeks ended July 9, 2006 and July 10, 2005 was $1.1 million and $3.7 million, respectively. For the twenty-eight weeks ended July 9, 2006 and July 10, 2005, the total intrinsic value of options exercised was $2.1 million and $5.0 million, respectively.  As of July 9, 2006, there was $8.4 million of total unrecognized compensation cost, excluding estimated forfeitures, related to nonvested options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

The estimated fair value of each option grant is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
Risk-free interest rate	5.1%	3.8%	4.8%	4.0%
Expected years until exercise	3.0	5.5	3.0	5.5
Expected stock volatility	38.2%	30.3%	36.2%	31.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

3.                       Borrowings

Borrowings at July 9, 2006 and December 25, 2005 are summarized below (in thousands):

	July 9, 2006	December 25, 2005
Revolving credit agreement	$50,211	$42,329
Capital lease obligations	10,102	10,064
Collateralized notes payable	5,520	6,131
	65,833	58,524
Current portion	(1,562)	(2,861)
Long-term debt	$64,271	$55,663

As of July 9, 2006 and December 25, 2005, borrowings under the revolving credit agreement bore interest at approximately 5.9% and 5.4%, respectively.  Subsequent to July 9, 2006, the Company borrowed approximately $33.5 million in connection with the acquisition of 11 franchised Red Robin® restaurants in the state of Washington on July 10, 2006.  See the discussion in Note 8.

The Company maintains an outstanding letter of credit to back the Company’s self-insured workers’ compensation program. This letter of credit reduces the amount of future borrowings available under the revolving credit agreement. The amount outstanding under this letter of credit was $3.6 million at July 9, 2006 and December 25, 2005.

4.                       Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and twenty-eight weeks ended July 9, 2006, respectively, approximately 847,000 and 741,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. During the twelve and twenty-eight weeks ended July 10, 2005, a total of 27,000 and 124,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
Net income	$7,194	$7,423	$14,549	$15,386
Basic weighted-average shares outstanding	16,522	16,255	16,509	16,199
Dilutive effect of stock options	205	424	210	420
Diluted weighted-average shares outstanding	16,727	16,679	16,719	16,619

Earnings per share:
Basic	$0.44	$0.46	$0.88	$0.95
Diluted	$0.43	$0.45	$0.87	$0.93

5.                       Related Party Transactions

The Company’s former chief executive officer (who owns approximately 8% of the Company’s outstanding common stock) and the Company’s chief concept officer own 31.0% and 7.0%, respectively, of Mach Robin, LLC (Mach Robin), and an entity that directly or indirectly owns or controls 100% of Red Robin Restaurants of Canada, Ltd. (RRRC).  Mach and RRRC operate Red Robin® restaurants under franchise agreements in the U.S. and Canada, respectively. The Company recognized royalty income from Mach Robin in the amounts of $255,000 and $593,000 during the twelve and twenty-eight weeks ended July 9, 2006, and $226,000 and $507,000 during the same periods ended July 10, 2005.  The Company recognized royalty income from RRRC of $273,000 and $606,000 during the twelve and twenty-eight weeks ended July 9, 2006, and $213,000 and $496,000 during the same period ended July 10, 2005.

In August 2006, the Board of Directors of the Company voted to terminate the informal unpaid consulting agreement with the Company’s former chief executive officer, into which the Company entered with him upon his retirement from the Company in August 2005.  No consulting services were requested from or provided by him at any time under the arrangement.

For further related party information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2005.

6.                       Other Comprehensive Income

Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
Net income	$7,194	$7,423	$14,549	$15,386
Unrealized gain on cash flow hedge, net of tax	—	4	—	27
Total comprehensive income	7,194	7,427	14,549	15,413

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

On February 1, 2006, the Company received a notice from the SEC that the SEC had issued a formal order of investigation related to the above-mentioned internal investigation. The SEC indicated in its order that it had not determined whether the Company has violated the law in any way. The Company has cooperated with the SEC and intends to continue to cooperate fully with the SEC in its formal investigation.

On August 15, 2005, Andre Andropolis filed a purported class action complaint against the Company, the former chief executive officer and former chief financial officer (the “Andropolis Complaint”) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint (the “Baird Complaint”) in the United States District Court for the District of Colorado. Both complaints allege that the Company and the Company’s former chief executive officer and former chief financial officer violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10(b)(5) adopted pursuant to the Exchange Act by disseminating false and misleading financial reports on behalf of the Company, by withholding adverse financial information on behalf of the Company from the class and the individual defendants were control persons who caused the Company to engage in such former acts for their own benefit. The plaintiffs further allege that, because of the actions of the former chief executive officer and chief financial officer, the Company’s stock price became inflated between November 8, 2004 and August 11, 2005, and on August 12, 2005, the Company’s stock price fell sharply following their departures from their positions with the Company. The class has not been certified and no discovery has occurred. Lead counsel and lead plaintiff, City of Philadelphia Board of Pensions and Retirement, (the Lead Plaintiff), have been appointed for both of these class actions.  We refer below to these class actions collectively as “Andropolis”.

On February 28, 2006, the Lead Plaintiff filed a consolidated complaint. In addition to the allegations in the initial Andropolis Complaint against the Company and the Company’s former chief executive officer and former chief financial officer, the consolidated complaint alleges that the Company and the Company’s current chief executive officer and current chief financial officer violated Sections 10(b) and 20(a) of the Exchange Act in connection with the Company’s announcement on January 10, 2006 that it was lowering its guidance for the quarter ended December 25, 2005, alleges claims against the Company’s former controller and alleges violations of Section 14(a) of the Exchange Act. The consolidated complaint seeks damages on behalf of a putative class of purchasers of the Company’s common stock during the putative class period of August 13, 2004 and January 9, 2006 (inclusive). All defendants have filed motions to dismiss the consolidated complaint that are currently pending before the court.

On August 31, 2005, Elliot Wilster commenced a stockholder’s derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the “Wilster Complaint.”). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s current senior vice president and chief concept officer. The Wilster Complaint alleged that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleged that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of the Company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the senior vice president and chief concept officer. The Wilster Complaint sought monetary damages against the individual defendants, equitable relief, restitution and attorneys’ fees. On December 15, 2005, Wilster filed an amended stockholder derivative complaint (the “Amended Wilster Complaint”) that added the Company’s former chief financial officer as a defendant.  On August 3, 2006, the Court in the Wilster case granted the Company’s motion to dismiss all claims against all defendants for failure to plead demand futility.  The Court ruled that the Wilster plaintiff failed to allege particularized facts to show that a majority of the Board lacks independence or is interested in the challenged transactions and activity such that a pre-litigation demand on the Board was futile.

The Wilster case had been consolidated for pretrial purposes with the Andropolis case.  There have been no other material developments in Andropolis.

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California.  The Huggett lawsuit alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The complaint states claims for damages, including punitive and exemplary damages and injunctive relief. The Company has filed an answer to the Huggett complaint and has removed the case to the United States District Court for the Central District of California. On March 13, 2006, Huggett filed a motion to remand the case to the California state court.  On June 9, 2006, the Court denied the motion to remand.

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

8.                       Acquisition of Red Robin Franchised Restaurants

On July 10, 2006, the Company closed on the acquisition of 11 of 13 franchised Red Robin® restaurants in the state of Washington. The franchised restaurants were owned by various entities (the Sellers) affiliated with Great Western Dining, the former manager of the restaurants.   The total purchase price for the acquisition of the 13 restaurants was approximately $42 million, plus the assumption of approximately $1.4 million of negative working capital.  Of this amount, approximately $33.5 million was paid to the Sellers at the first closing, of which $0.8 million was paid into escrow as security for the Sellers’ indemnification obligations, plus the assumption of approximately $1.2 million of negative net working capital.

Effective July 10, 2006, the Company also assumed management of the remaining two restaurant locations owned by the Washington franchisees under a management services agreement. The Company expects to close on the remaining two restaurants assuming finalization of acceptable lease terms with the landlords of each of those properties. The financial results for all 13 restaurants will be reflected in the Company’s financial results beginning July 10, 2006. At the closing for the final two restaurants, the Company will pay approximately $8.2 million to the Sellers of which an additional $0.2 million will be deposited in escrow.

The purchase price was paid in cash, funded through borrowings under the Company’s existing credit facility.  Amounts to be paid with respect to the second closing will not be borrowed under the credit facility until the time of the second closing.

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.

Overview

All comparisons under this heading between 2006 and 2005 refer to the twelve-week and twenty-eight-week periods ending July 9, 2006 and July 10, 2005, respectively, unless otherwise indicated.

As of July 9, 2006, there were 322 Red Robin® Gourmet Burger casual dining restaurants in 35 states and Canada, of which 180 are company-owned and of which the remaining 142 operate under franchise agreements. In fiscal 2006, we plan to open a total of 30 - 32 new company-owned Red Robin Gourmet Burger restaurants excluding acquisitions and we believe our franchisees will open approximately 15 - 17 new restaurants.

Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

Our challenges include increased competition among casual dining restaurant chains for the guest’s discretionary dining dollars, increasing labor and benefit costs, increased energy and petroleum-based product prices, and increasing real-estate and new restaurant construction costs. In light of these complexities and challenges, management is pursuing a disciplined growth strategy that includes the addition of company-owned restaurants and programs to increase sales at existing restaurants. In addition, management is focused on managing restaurant operating and development costs and building our corporate infrastructure to facilitate our long-term growth expectations.

The following summarizes the most significant events occurring during fiscal 2006:

•              Franchise Acquisitions.  On July 10, 2006, the Company closed on the acquisition of 11of 13 franchised Red Robin® restaurants in the state of Washington. The franchised restaurants were owned by various entities affiliated with Great Western Dining, the former manager of the restaurants. Effective July 10, 2006, the Company also assumed management of the remaining two restaurant locations owned by the Washington franchisees under a management services agreement. The Company expects to close on the remaining two restaurants assuming finalization of acceptable lease terms with the landlords of each of those properties.

•              Company-Owned Restaurant Sales.   We increased our company-owned restaurant revenues 19.2% over the second quarter of 2005 and 20.1% on a year to date basis, which reflects increases in both comparable restaurant sales of 3.3% and 4.1%, respectively, over the prior year as well as increased revenues from the opening of new company-owned restaurants in 2005 and 2006. We consider restaurants as comparable in the first period following five full quarters of operations.

•              Reduced Commodity Food Costs.   We have generally experienced an improvement in the prices for several food cost categories including hamburger, meats, dairy, fresh produce and canned goods. We expect to continue to benefit from lower commodity prices compared to prior years with offsetting increases in higher fuel surcharges and delivery costs.

•              Increased Labor and Benefits Costs.   As we have increased the number of company-owned restaurants during 2005 and 2006, we continue to see increases in labor and related costs, both on an absolute basis and as a percentage of restaurant revenue. The increases include stock-based compensation, higher hourly and management salaries, higher incentive bonuses and increased health and workers’ compensation costs related to our self-insured benefit programs.

•              Adoption of SFAS No. 123R.  In the first quarter 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS 123R), a revision of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123), using the modified prospective transition method and therefore has not retrospectively adjusted results for prior periods. For the quarter ended July 9, 2006, we recognized total pre-tax stock-based compensation expense of $1.4 million, of which $201,000 and $1.2 million were recognized in labor and general and administrative expenses, respectively.  We recognized total stock-base compensation expense of $3.3 million for the twenty-eight weeks ended July 9, 2006, of which $478,000 and $2.8 million were recognized in labor and general and administrative expenses, respectively.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the period indicated.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
Company-owned:
Beginning of period	172	145	163	137
Opened during period	8	3	17	11
End of period	180	148	180	148

Franchised:
Beginning of period	139	123	136	118
Opened during period	3	4	6	9
Closed during period	—	(1)	—	(1)
End of period	142	126	142	126

Total number of Red Robin® restaurants	322	274	322	274

Since July 9, 2006 and through August 11, 2006, we have opened 2 additional company-owned restaurants and our franchisees have opened 2 additional restaurants. We expect to open an additional 11—13 company-owned restaurants, not including the restaurants acquired on July 10, 2006, during the remainder of 2006. We anticipate that our franchisees will open approximately 9 - 11 restaurants during the remainder of 2006.

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
Revenues:
Restaurant	97.2%	97.1%	97.2%	97.1%
Franchise royalties and fees	2.8	2.8	2.8	2.9
Rent revenue	0.0	0.1	0.0	0.1
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	22.5	23.6	22.8	23.6
Labor (includes 0.2%, 0%, 0.2% and 0% of stock-based compensation expense, respectively)	34.6	33.9	34.7	33.7
Operating	15.3	14.7	15.3	14.9
Occupancy	5.9	6.1	6.0	6.3
Total restaurant operating costs	78.3	78.3	78.8	78.5
Depreciation and amortization	5.4	5.2	5.4	5.2

General and administrative (includes 0.9%, 0%, 0.9% and 0% of stock-based compensation expense, respectively)	8.4	7.3	8.9	7.6
Pre-opening costs	1.4	0.9	1.4	1.1
Income from operations	8.6	10.6	7.8	9.8
Interest expense, net	0.7	0.6	0.7	0.6
Other	—	—	—	—
Income before income taxes	7.9	9.9	7.1	9.2
Provision for income taxes	2.7	3.4	2.4	3.2
Net income	5.3%	6.5%	4.7%	6.0%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2006	July 10, 2005	Percent Change	July 9, 2006	July 10, 2005	Percent Change
Restaurant revenue	$132,071	$110,832	19.2%	$297,722	$247,815	20.1%
Franchise royalties and fees	3,751	3,210	16.9%	8,547	7,287	17.3%
Rent revenue	38	62	(38.7)%	124	211	(41.2)%
Total revenues	$135,860	$114,104	19.1%	$306,393	$255,313	20.0%
Average weekly sales volumes:
Comparable restaurants	$65,404	$64,655	1.2%	$65,371	$64,213	1.8%
Non-comparable restaurants	$58,330	$61,828	(5.7)%	$57,544	$59,895	(3.9)%

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $21.2 million, or 19.2%, compared to the second quarter 2005.  Of this increase, $10.1 million was attributable to new company-owned restaurants opened during 2006, $8.2 million in additional revenues from non-comparable restaurants opened in 2005 and 2004, and $2.9 million from a 3.3% increase in comparable restaurant sales. The increase in comparable restaurant sales was driven by a 0.9% increase in guest counts and a 2.4% increase in the average guest check.

For the twenty-eight weeks ended July 9, 2006, restaurant revenues increased by $49.9 million, or 20.1%, compared to the same period in fiscal 2005.  Of this increase, $13.2 million was attributable to new company-owned restaurants opened during 2006, $28.1 million in additional revenues from non-comparable restaurants opened in 2005 and 2004, and $8.7 million from a 4.1% increase in comparable restaurant sales. The increase in comparable restaurant sales was driven by a 2.7% increase in guest counts and a 1.4% increase in the average guest check.  The increase in average guest checks for both the twelve and twenty-eight weeks ended July 9, 2006, is attributable to an approximate 1% and 1.5% price increase implemented in March 2006 and June 2005, respectively.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurants average weekly sales volumes include those restaurants that are in the comparable base during each period presented. At the end of the twenty-eight weeks ended July 9, 2006, there were 137 comparable restaurants compared to 115 restaurants at the end of the twenty-eight weeks ended July 10, 2005. Non-comparable restaurants included in the average weekly sales calculation include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the second quarter 2006, there were 43 non-comparable restaurants versus 33 at the end of the second quarter 2005. The increase in comparable average weekly sales during the second quarter 2006 was primarily the result of the increase in same store sales growth partially offset by a higher weighting of the seven less mature restaurants entering the comparable base in the second quarter 2006. Similarly, the increase in comparable average weekly sales during the twenty-eight weeks ended July 9, 2006 was primarily the result of the increase in same stores sales growth partially offset by a higher weighting of the 12 less mature restaurants entering the comparable base during 2006.  The performance of these newer restaurants entering the comparable base reflects the historical ramp up of our restaurants during the early years of operations. The decrease in the non-comparable restaurants’ average weekly sales volumes in 2006 compared to 2005 is primarily attributed to the heavier weighting in 2006 of the number of operating weeks from new restaurants recently opened in new markets.  Typically, a restaurant in a new market does not have the brand recognition of a restaurant that opens in an existing market, and therefore the sales volumes for a restaurant in a new market ramp up more slowly.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased by 16.9% and 17.3% for the twelve and twenty-eight weeks ended July 9, 2006, respectively, over the same periods last year.   This increase is due primarily to the 19 restaurants opened by our franchisees during 2005. For the twelve weeks ended July 9, 2006, our franchisees reported that comparable sales for U.S. and Canadian restaurants increased 2.6% and 9.0%, respectively.  Comparable sales for U.S. and Canadian franchise restaurants for the twenty-eight weeks ended July 9, 2006 increased 3.3% and 9.7%, respectively over the prior year.

Costs and Expenses

Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2006	July 10, 2005	Percent Change	July 9, 2006	July 10, 2005	Percent Change
Cost of sales	$29,781	$26,113	14.0%	$67,876	$58,593	15.8%
As a percent of restaurant revenue	22.5%	23.6%	(1.1)%	22.8%	23.6%	(0.8)%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. As a percentage of restaurant revenues, cost of sales improved 1.1% and 0.8%, for the twelve and twenty-eight weeks ended July 9, 2006, respectively, due primarily to lower commodity costs, menu mix changes to lower costs items and purchasing initiatives designed to reduce food and beverage costs, as well as the leverage from price increases implemented since June 2005.  These benefits were partially offset by higher freight and delivery charges.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2006	July 10, 2005	Percent Change	July 9, 2006	July 10, 2005	Percent Change
Labor	$45,649	$37,567	21.5%	$103,189	$83,468	23.6%
As a percent of restaurant revenue	34.6%	33.9%	0.7%	34.7%	33.7%	1.0%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. Labor as a percentage of restaurant revenue increased 0.7% and 1.0% for the twelve and twenty-eight weeks ended July 9, 2006, respectively.  These increases were the result of increases in salaried labor costs, incentive bonuses and benefits (including stock-based compensation costs).

Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2006	July 10, 2005	Percent Change	July 9, 2006	July 10, 2005	Percent Change
Operating	$20,177	$16,318	23.6%	$45,510	$36,927	23.2%
As a percent of restaurant revenue	15.3%	14.7%	0.6%	15.3%	14.9%	0.4%

Operating costs include variable costs such as restaurant supplies, advertising and energy costs, and fixed costs such as service repairs and maintenance costs.  Operating costs as a percent of restaurant revenue increased 0.6% and 0.4% for the twelve and twenty-eight weeks ended July 9, 2006, respectively.  The increases were the result of higher energy, maintenance and supplies expense.  The higher energy costs were experienced through increased rates charged to our restaurants for natural gas and oil-based utilities. Maintenance expense reflects an increase in repairs and maintenance costs that arise as needed.  Supplies expense also reflects higher petroleum-based materials costs, fuel surcharges and transportation costs that began an increasing trend in our base supply costs in 2005.

Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2006	July 10, 2005	Percent Change	July 9, 2006	July 10, 2005	Percent Change
Occupancy	$7,858	$6,789	15.7%	$17,931	$15,640	14.6%
As a percent of restaurant revenue	5.9%	6.1%	(0.2)%	6.0%	6.3%	(0.3)%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. Our occupancy costs generally increase as the number of company-owned restaurants increases but decline as a percentage of restaurant revenues as we leverage our fixed costs.  Occupancy expense as a percent of restaurant revenue improved over the prior year periods due to the leverage provided by the increase in restaurant sales.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2006	July 10, 2005	Percent Change	July 9, 2006	July 10, 2005	Percent Change
Depreciation and amortization	$7,381	$5,957	23.9%	$16,503	$13,243	24.6%
As a percent of total revenues	5.4%	5.2%	0.2%	5.4%	5.2%	0.2%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of franchise rights and liquor licenses. Depreciation and amortization expense as a percentage of total revenues has increased primarily due to the increase in the per restaurant costs capitalized for restaurants opened in the last year as well as corporate asset additions.

General and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2006	July 10, 2005	Percent Change	July 9, 2006	July 10, 2005	Percent Change
General and administrative	$11,382	$8,296	37.2%	$27,229	$19,520	39.5%
As a percent of total revenues	8.4%	7.3%	1.1%	8.9%	7.6%	1.3%

General and administrative costs include all corporate and administrative functions that support existing operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, professional and consulting fees and marketing costs.  For the twelve weeks ended July 9, 2006, the 1.1% increase as a percent of total revenues is due primarily to:

•                  0.9% increase in stock-based compensation expense,

•                  0.4% increase in marketing activities,

•                  0.3% increase in legal fees,

•                  (0.3%) decrease due to leverage from headcount, salaries and related costs, and

•                  (0.2%) other.

For the twenty-eight weeks ended July 9, 2006, the 1.3% increase as a percent of total revenues is due primarily to:

•              0.9% increase in stock-based compensation expense,

•              0.3% increase in marketing costs, and a

•              0.1% increase in legal fees.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2006	July 10, 2005	Percent Change	July 9, 2006	July 10, 2005	Percent Change
Pre-opening costs	$1,912	$992	92.7%	$4,155	$2,812	47.8%
As a percent of total revenues	1.4%	0.9%	0.5%	1.4%	1.1%	0.3%
Average per restaurant pre-opening costs	$239	$219	9.1%	$235	$211	11.4%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial hourly work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the twelve weeks ended July 9, 2006 and July 10, 2005 reflect the opening of eight and three new restaurants respectively. For the twenty-eight weeks ended July 9, 2006 and July 10, 2005, pre-opening costs reflect the opening of 17 and 11 new restaurants respectively.  In addition, these amounts include the costs incurred during the periods presented for restaurants under construction.  The increases in our average pre-opening costs per restaurant reflects an increase in lease costs incurred prior to opening.  These increased lease costs are driven by the number of restaurants built on purchased land versus restaurants built on lease land.  Our 2006 new restaurants are weighted more heavily to leased land than our 2005 new restaurants openings.

Interest Expense, net

Interest expense was $937,000 and $704,000 for the twelve weeks ended July 9, 2006 and July 10, 2005, respectively and $2.0 million and $1.5 million for the twenty-eight weeks ended July 9, 2006 and July 10, 2005, respectively.  Interest expense in 2006 was higher due to higher borrowings outstanding under our revolving credit facility and a slightly higher average interest rate of 6.9% versus 6.8% in 2005. In late 2005, we amended our revolving credit facility to include more favorable interest terms. However, we believe interest expense will increase in 2006 as we continue to fund our restaurant unit growth and finance the acquisition of the 13 franchised restaurants with additional borrowings.

Provision for Income Taxes

The provision for income taxes for the second quarter decreased $319,000, or 8.1%, to $3.6 million in 2006, from $3.9 million in 2005. The provision for income taxes for the twenty-eight week period ended July 9, 2006 and the same period 2005 were $7.4 million and $8.1 million, respectively.  These decreases were due primarily to decreased pre-tax earnings and higher income tax credits in 2006. Our effective income tax rate for the second quarter 2006 was 33.4% compared to 34.6% for the second quarter 2005.  The effective tax rate for the twenty-eight weeks ended July 9, 2006 and July 10, 2005 was 33.8% and 34.6%, respectively.

Liquidity and Capital Resources

General.   Cash and cash equivalents increased $2.3 million to $5.6 million during the first twenty-eight weeks of fiscal 2006, compared to $3.3 million at the end of fiscal 2005. This increase was due primarily to higher cash flows provided by operating activities and net borrowings under the revolving credit agreement.  We continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

Financial Condition.   The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories.  Vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.

Credit Facility.   Our credit facility is currently comprised of a $200 million revolving credit facility maturing on December 14, 2010. Borrowings under the amended credit agreement bear interest at one of the following rates as selected by the Company:  an Alternative Base Rate (ABR), which is based on the Prime Rate plus 0.00% to 0.25% or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 0.625% to 1.25%. In addition to the ABR and LIBOR loans, the agreement provides for a swing-line loan sub-facility which allows the Company to borrow up to $7.5 million. The credit facility also requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets and certain real property assets to secure our respective obligations under the credit facility. As long as the Company meets a certain financial leverage ratio, the Company will not be required to mortgage or encumber real property assets acquired in the future. Additionally, certain of our real and personal property secure other indebtedness of the Company. At July 9, 2006, we had $50.2 million of borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $3.6 million.

Covenants.   We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of July 9, 2006, we were in compliance with all debt covenants.

Total debt outstanding increased to $65.8 million at July 9, 2006 from $58.5 million at December 25, 2005, due to additional borrowings to construct new restaurants and acquire other assets, offset by payments made on capital lease obligations.  For the acquisition of the 11 franchisee-owned restaurants on July 10, 2006, the Company borrowed approximately $33.5 million under our existing revolving bank credit facility.  Amounts to be paid with respect to the acquisition of the two remaining restaurants will be borrowed under the credit facility at the time of the subsequent closing.

Capital Expenditures.   Cash paid for capital expenditures, including capital lease obligations, were $47.7 million and $39.4 million for the twenty-eight weeks ended July 9, 2006 and July 10, 2005, respectively.  The twenty-eight weeks ended July 9, 2006, compared with the same period 2005, includes higher expenditures for new restaurants as well as increases in facility improvements.

During fiscal year 2006, we expect capital expenditures to be $100 million to $105 million, excluding capital expenditures for the acquisition of 13 franchised restaurants. We plan to open approximately 30-32 new company-owned restaurants and plan to continue our investment in restaurant remodels and capital improvements as well as expanding our corporate infrastructure to support our growth model.

Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition, we may use capital to acquire franchise restaurants. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and the revolving bank credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditures and working capital requirements. In addition, our acquisition of 11 franchisee-owned restaurants on July 10, 2006 was funded primarily from our revolving bank credit facility.   Our anticipated acquisition of the two remaining restaurants will be funded through borrowing under the revolving credit facility.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to higher energy costs, higher costs for certain supplies and petroleum based products, and higher costs for materials and labor related to construction of our new restaurants. Uncertainties related to fluctuating costs, including energy costs, commodity prices, wages and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2006.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the twenty-eight weeks ended July 9, 2006 and July 10, 2005.

Goodwill.   We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2005 and determined that there were no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At July 9, 2006, goodwill recorded in the consolidated balance sheet totaled $25.7 million.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board’s (FASB) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing the impact of the new guidance on all of our open tax positions and it is not expected to have a material impact on earnings.

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

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate:, “assume”, “believe”, “estimates”, “expects,” “intend”, “plan”,  ”project,” “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following: our ability to consummate the acquisition of the remaining two restaurants from our franchisee in Washington; finalization of purchase price and purchase accounting adjustments related to the acquisition of the  Washington franchised restaurants; our ability to integrate the acquired restaurants and operate them as expected; our ability to achieve and manage our planned expansion; lack of market awareness in new markets; the concentration of our restaurants in the Western United States; changes in consumer preferences, general economic conditions or consumer discretionary spending; effectiveness of our management strategies, initiatives and decisions; changes in availability of capital or credit facility borrowings; changes in the availability and costs of food; increases in energy costs; changes in the cost and availability of building materials and restaurant supplies; our ability to reduce construction costs in our buildings; potential increases in labor expense due to pending minimum wage legislation in some states; costs of legal fees related to defending purported class actions and other lawsuits and legal matters; the costs associated with pending litigation and investigations including diversion of management time and attention and any expense related to settlement of such matters; our quarterly operating results due to seasonality and other factors; the effect of increased competition in the casual dining market; the continued service of key management personnel; our ability to protect our name and logo and other proprietary information; our ability to attract, motivate and retain qualified team members; the ability of our franchisees to open and manage new restaurants; our franchisees’ adherence to our practices, policies and procedures;  additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2005 filed with the SEC.

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

As of July 9, 2006, we had $55.7 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $557,000 on an annualized basis.

Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

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

Item 4.                                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Red Robin Gourmet Burgers, Inc. (Management), including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. As a result, the Company’s CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended July 9, 2006. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 9, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                    Legal Proceedings

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California.  The Huggett lawsuit alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The complaint states claims for damages, including punitive and exemplary damages, and injunctive relief. The Company has filed an answer to the Huggett complaint and has removed the case to the United States District Court for the Central District of California. On March 13, 2006, Huggett filed a motion to remand the case to the California state court.  On June 9, 2006, the Court denied the motion to remand.

On August 31, 2005, Elliot Wilster commenced a stockholder’s derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the “Wilster Complaint.”). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s current senior vice president and chief concept officer. The Wilster Complaint alleged that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleged that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of the Company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the senior vice president and chief concept officer. The Wilster Complaint sought monetary damages against the individual defendants, equitable relief, restitution and attorneys’ fees. On December 15, 2005, Wilster filed an amended stockholder derivative complaint (the “Amended Wilster Complaint”) that added the Company’s former chief financial officer as a defendant.  On August 3, 2006, the Court in the Wilster case granted the Company’s motion to dismiss all claims against all defendants for failure to plead demand futility.  The Court ruled that the Wilster plaintiff failed to allege particularized facts to show that a majority of the Board lacks independence or is interested in the challenged transactions and activity such that a pre-litigation demand on the Board was futile.

The Wilster case had been consolidated for pretrial purposes with the Andropolis case.  There have been no other material developments in Andropolis.

See Note 7 Contingencies, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding certain legal proceedings to which the Company is a party.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of stockholders held on June 1, 2006.

	Number of Shares
Description of Matter	Voted For	Votes Withheld	Abstentions

1. Election of Class I Directors

James T. Rothe	15,415,328	630,443	0

J. Taylor Simonton	15,440,342	605,429	0

Richard J. Howell	15,441,059	630,712	0

2. Ratification of Appointment of Independent Registered Public Accounting Firm	15,967,280	57,696	20,793

There were no broker non-votes on any proposals.

Directors whose terms continued following the meeting are Dennis Mullen, Benjamin Graebel, Edward Harvey and Gary Singer.

Item 6.                                    Exhibits

Exhibit Number	Description

10.1	Asset Purchase Agreement dated July 1, 2006 between Red Robin International, Inc., South Sound Red Robin, Inc., Zanner-Hubert, Inc., Northwest Robins, LLC and Washington Robins, LLC

10.2	Management Services Agreement dated July 10, 2006 between Red Robin International, Inc., South Sound Red Robin, Inc. and Northwest Robins, LLC

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

August 11, 2006	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer