Form 10-Q
period 2006-10-01
RED ROBIN GOURMET BURGERS INC
filed 2006-11-03
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, $0.001 par value per share	16,596,519 shares

PART I — FINANCIAL INFORMATION

Item 1.                                    Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 1, 2006	December 25, 2005
Assets:
Current Assets:
Cash and cash equivalents	$4,186	$3,340
Accounts receivable, net	2,725	3,589
Inventories	7,718	6,485
Prepaid expenses and other current assets	4,271	5,340
Income tax receivable	—	1,516
Deferred tax asset	2,765	2,046
Restricted current assets—marketing funds	735	1,548
Total current assets	22,400	23,864
Property and equipment, net	340,325	270,279
Deferred tax asset	5,178	4,129
Goodwill and intangible assets, net	58,436	33,092
Other assets, net	3,244	3,057
Total assets	$429,583	$334,421

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$6,679	$5,675
Construction related payables	20,969	8,340
Accrued payroll and payroll related liabilities	21,892	17,459
Unredeemed gift certificates	5,225	7,273
Accrued liabilities	12,987	10,137
Accrued liabilities—marketing funds	735	1,548
Current portion of long-term debt and capital lease obligations	1,553	2,861
Total current liabilities	70,040	53,293
Deferred rent	17,484	15,331
Long-term debt and capital lease obligations	103,448	55,663
Other non-current liabilities	5,479	5,275
Total liabilities	196,451	129,562

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,578,814 and 16,474,224 shares issued and outstanding, respectively	17	16
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	145,034	137,294
Accumulated other comprehensive income, net of tax	—	9
Retained earnings	88,164	67,623
Total stockholders’ equity	233,132	204,859
Total liabilities and stockholders’ equity	$429,583	$334,421

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Revenues:
Restaurant revenue	$145,316	$110,993	$443,038	$358,808
Franchise royalties and fees	3,210	3,158	11,757	10,445
Rent revenue	37	61	161	272
Total revenues	148,563	114,212	454,956	369,525

Costs and expenses:
Restaurant operating costs:
Cost of sales	32,725	25,316	100,601	83,910
Labor (includes $197, $0, $675 and $0 of stock-based compensation expense, respectively)	49,302	37,521	152,491	120,989
Operating	23,520	16,726	69,030	53,653
Occupancy	9,514	7,199	27,445	22,839
Depreciation and amortization	8,399	6,150	24,902	19,393
General and administrative (includes $1,088, $25, $3,895 and $97 of stock-based compensation expense, respectively)	10,900	7,987	38,129	27,506
Pre-opening costs	2,488	1,364	6,643	4,175
Significant and unusual items, net (includes $0, $2,793, $0 and $2,793 of stock-based compensation expense, respectively)	1,434	1,543	1,434	1,543
Total costs and expenses	138,282	103,806	420,675	334,008

Income from operations	10,281	10,406	34,281	35,517
Other expense (income):
Interest expense, net	1,636	692	3,643	2,211
Other	(36)	38	(20)	101
Total other expenses	1,600	730	3,623	2,312

Income before income taxes	8,681	9,676	30,658	33,205
Provision for income taxes	2,689	3,209	10,117	11,352
Net income	$5,992	$6,467	$20,541	$21,853
Earnings per share:
Basic	$0.36	$0.40	$1.24	$1.35
Diluted	$0.36	$0.39	$1.23	$1.31
Weighted average shares outstanding:
Basic	16,556	16,350	16,523	16,244
Diluted	16,751	16,685	16,729	16,639

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 1,	October 2,
	2006	2005
Cash Flows From Operating Activities:
Net income	$20,541	$21,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,902	19,393
Stock-based compensation expense	4,570	2,890
Income tax benefit from exercise of stock options	—	2,014
Other, net	(1,443)	653
Changes in operating assets and liabilities net of effects of acquistion	11,777	5,561
Cash provided by operating activities	60,347	52,364

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	(855)	(202)
Acquisition of franchise restaurants	(34,127)	—
Purchases of property and equipment	(73,013)	(61,075)
Proceeds from insurance settlement	—	335
Cash used in investing activities	(107,995)	(60,942)

Cash Flows From Financing Activities:
Borrowings of long-term debt	52,180	11,933
Payments of long-term debt	(4,491)	(10,959)
Repayment of stockholders/officers notes	—	3,600
Proceeds from exercise of stock options and employee stock purchase plan	2,015	5,451
Excess tax benefit related to exercise of stock options	445	—
Purchase of treasury stock	—	(83)
Debt issuance costs	(446)	—
Payments of other debt and capital lease obligations	(1,209)	(3,142)
Cash provided by financing activities	48,494	6,800

Net change in cash and cash equivalents	846	(1,778)
Cash and cash equivalents, beginning of period	3,340	4,980
Cash and cash equivalents, end of period	$4,186	$3,202

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$10,745	$8,689
Interest paid, net of amounts capitalized	3,082	1,981

Supplemental Disclosure of Non-Cash Items:
Purchases of property and equipment on account	$12,629	$7,760
Capital lease obligations incurred for building and equipment purchases	—	3,350

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At October 1, 2006, the Company operated 199 company-owned restaurants located in 24 states. The Company also sells franchises, of which there were 133 restaurants in 24 states and two Canadian provinces as of October 1, 2006. The Company operates its business as one reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. In addition, the financial statements include the financial results of the Managed Restaurants as described in Note 2. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of these financial statements pertain to impairment of long-lived assets, fixed asset lives, impairment of goodwill, estimated useful lives of other intangible assets, bonuses, self-insurance liabilities, stock-based compensation expense, fair value of assets acquired in a business combination and income taxes. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 26, 2005 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 26, 2005.

The Company’s quarter which ended October 1, 2006, is referred to as third quarter 2006, or the twelve weeks ended October 1, 2006; the first quarter ended April 16, 2006, is referred to as first quarter 2006, or the sixteen weeks ended April 16, 2006; and, together the first, second and third quarters of 2006 are referred to as the forty weeks ended October 1, 2006 or the year to date 2006. The Company’s quarter which ended October 2, 2005, is referred to as third quarter 2005, or the twelve weeks ended October 2, 2005; the first quarter ended April 17, 2005, is referred to as first quarter 2005, or the sixteen weeks ended April 17, 2005; and, together the first, second and third quarters of 2005 are referred to as the forty weeks ended October 2, 2005 or the year to date 2005.

Reclassifications

Certain reclassifications have been made to prior year amounts in the Condensed Consolidated Statements of Cash Flows to conform to the current year presentation of changes in marketing fund restricted cash.

Stock—Based Compensation

Effective December 26, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS 123R), a revision of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123), using the modified prospective transition method and therefore has not retrospectively adjusted results for prior periods. Under this transition method, stock-based compensation expense for fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 26, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a graded vesting basis over the requisite service period of the award, which is generally the weighted option vesting term of three years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). The Company has applied the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment, in its adoption of SFAS 123R. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board’s (FASB) issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning December 31, 2008. The Company is evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

In March 2006, the FASB Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for the Company’s fiscal year beginning January 1, 2007. The Company presents sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in the consolidated financial statements.

2.                       Acquisition of Red Robin Franchised Restaurants

On July 10, 2006, the Company completed its acquisition of 11 of 13 franchised Red Robin® restaurants in the state of Washington. The franchised restaurants were owned by various entities affiliated with Great Western Dining, the former manager of the restaurants. The cash purchase price was funded through borrowings under the Company’s existing credit facility.

The acquisition of the 11 restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Based on a purchase price of $34.1 million, net of the $1.4 million charge relating to EITF Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1), and the Company’s estimates of the fair value of net assets acquired, $13.4 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes.

The preliminary purchase price allocation is subject to revision after a more detailed analysis is completed including final determination of working capital adjustments. Any change in the fair value of the net assets will change the amount of purchase price allocable to goodwill. The Company does not expect any adjustments to be significant.

The purchase price for the 11 restaurants acquired on July 10, 2006 has been preliminarily allocated as follows:

Current assets	$723
Property and equipment, net	7,721
Goodwill	13,386
Intangible assets	12,891
Other assets	39
Current liabilities	(2,067)
Reacquired franchise rights settlement loss	1,434
Estimated total purchase price	$34,127

Of the $12.9 million of intangible assets, $8.7 million was assigned to reacquired franchise rights with a weighted average useful life of approximately 19 years and $4.2 million was assigned to lease rights with a weighted average useful life of approximately 17 years.

As a result of the acquisition of the 11 restaurants, the Company incurred a charge of $1.4 million and recorded an intangible asset relating to reacquired franchise rights of $8.7 million in accordance with EITF 04-1. EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable. This charge reflects the lower royalty rates applicable to the Acquired Restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements.

Goodwill

A preliminary estimate of $13.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. Any change in the fair value of the net assets of the Acquired Restaurants will change the amount of the purchase price allocable to goodwill.

Managed Restaurants

Effective July 10, 2006, the Company also assumed management of the remaining two restaurant locations (Managed Restaurants) owned by the Washington franchisees under a management services agreement. The financial results for all 13 restaurants (Acquired Restaurants) have been reflected in the Company’s financial results beginning July 10, 2006.

The Managed Restaurants have been consolidated in accordance with FIN 46 (Revised December 2003) – Consolidation of Variable Interest Entities (FIN 46R). Under the terms of the management agreement, the Company has assumed all operating responsibilities of these restaurants in exchange for a management fee equal to all the revenues from these Managed Restaurants. Management had determined that the Company is the primary beneficiary of the operations of the Managed Restaurants and therefore has consolidated their results of operations with the Company’s results since July 10, 2006. The Company intends to acquire the two managed restaurants at which point the purchase price will be allocated to assets.

Pro Forma Results

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the 11 restaurants and the consolidation of the two Managed Restaurants occurred at the beginning of each period presented as required by SFAS 141. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results.

	Twelve Weeks Ended	Forty Weeks Ended
(In thousands, except per share data)	October 2, 2005	October 1, 2006	October 2, 2005
Revenue	$126,506	$484,492	$410,630
Net income	6,225	22,236	23,145
Basic EPS	0.38	1.35	1.42
Diluted EPS	0.37	1.33	1.39

3.                       Stock-Based Compensation

The Company has four stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan).

As of October 1, 2006, there are no remaining options authorized for grant under the 1996, 2000 or 2002 Stock Plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. Options granted under these plans expire within ten years from the date of grant.

In 2004, stockholders approved the 2004 Stock Plan which authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2004 Stock Plan include officers or employees of the Company or any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2004 Stock Plan is equal to 2,697,613 shares. Vesting of the awards under the 2004 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2004 Stock Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change in control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, stock appreciation rights and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Any shares subject to awards under the 1996 Stock Plan, the 2000 Stock Plan, the 2002 Stock Plan and the 2004 Stock Plan that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2004 Stock Plan. The 2004 Stock Plan terminates on April 12, 2014, if not sooner terminated by the Company’s board of directors. Options are the only types of equity or equity-linked awards currently outstanding under the 2004 Stock Plan.

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

During the third quarter of 2005, in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), the Company recorded a non-cash stock-based compensation expense of $2.8 million. This expense related to approximately 400,000 stock options the board of directors granted to our former chairman, president and chief executive officer and former senior vice president and chief financial officer in May 2000. The board of directors accelerated vesting of those stock options in 2002, and our former chairman, president and chief executive officer and former chief financial officer exercised these options in 2002. This accelerated vesting triggered the modification of these awards such that they were revalued based upon the fair value of the underlying stock at the time of the modification. Because under their original terms these awards would not have vested until after these individuals ceased to be employed by the Company, FIN 44 required the Company to recognize stock-based compensation expense in the period of departure in an amount equal to the excess fair value of the underlying stock over the option exercise price at the time of the modification.

For the prior year’s disclosure under SFAS 123, for the twelve and forty weeks ended October 2, 2005, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share reflected the following pro forma amounts (in thousands, except per share data):

	Twelve Weeks Ended October 2, 2005	Forty Weeks Ended October 2, 2005
Net income, as reported	$6,467	$21,853
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	1,883	1,902
Deduct: Stock-based employee compensation costs based on fair value method, net of tax benefit	(413)	(1,812)
Pro forma net income	$7,937	$21,943

Basic earnings per share:
As reported	$0.40	$1.35
Pro forma	$0.49	$1.35

Diluted earnings per share:
As reported	$0.39	$1.31
Pro forma	$0.48	$1.32

At October 1, 2006, the Company recognized total compensation expense related to all stock-based payment awards made to our employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (ESPP) of $1.3 million and $4.6 million for the twelve and forty weeks ended October 1, 2006, respectively. Stock-based compensation capitalized as part of fixed assets was $120,000 and $393,000 for the twelve and forty weeks ended October 1, 2006. Prior to December 26, 2005, the Company accounted for those awards under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

The table below summarizes the status of the Company’s stock based compensation plans:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, as of July 9, 2006	1,391	$36.72
Awards granted	42	38.10
Awards forfeited or expired	(22)	44.19
Awards exercised	(37)	17.77
Outstanding, as of October 1, 2006	1,374	$37.15	8.13	$11,037

Outstanding, as of December 25, 2005	1,110	$34.11
Awards granted	439	41.54
Awards forfeited or expired	(84)	42.46
Awards exercised	(91)	16.06
Outstanding, as of October 1, 2006	1,374	$37.15	8.13	$11,362

Exercisable as of October 1, 2006	555	$30.08	7.07	$8,493
Vested and expected to vest as of October 1, 2006	1,275	$36.69	8.06	$11,117

The estimated fair value of each option grant is calculated using the Black-Scholes multiple option-pricing model. The assumptions used in the model and resulting data are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
Assumptions	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Risk-free interest rate	4.7%	4.1%	4.8%	4.0%
Weighted average expected years until exercise	2.7	4.8	2.5	5.2
Expected stock volatility	37.1%	34.4%	36.3%	32.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted-average Black-Scholes fair value per share at date of grant	$10.69	$17.06	$11.15	$18.16
Total intrinsic value of options exercised (in thousands)	$917	$3,875	$3,062	$8,915

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

As of October 1, 2006, there was $7.3 million of total unrecognized compensation cost, excluding estimated forfeitures, related to nonvested options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

4.                       Borrowings

Borrowings at October 1, 2006 and December 25, 2005 are summarized below (in thousands):

	October 1, 2006	December 25, 2005
Revolving credit agreement	$89,753	$42,329
Capital lease obligations	9,996	10,064
Collateralized notes payable	5,252	6,131
	105,001	58,524
Current portion	(1,553)	(2,861)
Long-term debt	$103,448	$55,663

As of October 1, 2006 and December 25, 2005, borrowings under the revolving credit agreement bore interest at approximately 6.4% and 5.8%, respectively. During the third quarter, the Company borrowed approximately $33.5 million in connection with the acquisition of 11 franchised Red Robin® restaurants in the state of Washington on July 10, 2006. See the discussion of this acquisition in Note 2.

The Company maintains an outstanding letter of credit to back the Company’s self-insured workers’ compensation program. This letter of credit reduces the amount of future borrowings available under the revolving credit agreement. The amount outstanding under this letter of credit was $3.6 million at October 1, 2006 and December 25, 2005.

5.                       Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 1, 2006, respectively, approximately 896,000 and 794,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. During the twelve and forty weeks ended October 2, 2005, a total of 307,000 and 179,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$5,992	$6,467	$20,541	$21,853
Basic weighted-average shares outstanding	16,556	16,350	16,523	16,244
Dilutive effect of stock options	195	335	206	395
Diluted weighted-average shares outstanding	16,751	16,685	16,729	16,639

Earnings per share:
Basic	$0.36	$0.40	$1.24	$1.35
Diluted	$0.36	$0.39	$1.23	$1.31

6.                       Related Party Transactions

The Company’s senior vice president and chief concept officer owns 7.0% of Mach Robin, LLC (Mach Robin), and an entity that directly or indirectly owns or controls 100% of Red Robin Restaurants of Canada, Ltd. (RRRC). Mach Robin and RRRC operate Red Robin® restaurants under franchise agreements in the U.S. and Canada, respectively. The Company recognized royalty income from Mach Robin in the amounts of $246,000 and $838,000 during the twelve and forty weeks ended October 1, 2006, and $252,000 and $759,000 during the same periods ended October 2, 2005. The Company recognized royalty income from RRRC of $284,000 and $890,000 during the twelve and forty weeks ended October 1, 2006, and $236,000 and $732,000 during the same period ended October 2, 2005.

In August 2006, the Board of Directors of the Company voted to terminate the informal unpaid consulting agreement with the Company’s former chairman, president and chief executive officer, which the Company entered into in August 2005. No consulting services were requested from or provided by him at any time under the agreement.

For further related party transaction information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2005.

7.                       Other Comprehensive Income

Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$5,992	$6,467	$20,541	$21,853
Unrealized gain (loss) on cash flow hedge, net of tax	—	(5)	—	23
Total comprehensive income	$5,992	$6,462	$20,541	21,876

The interest rate swap agreement the Company had entered into in December 2002, to reduce exposure to rising interest rates, expired January 2006.

8.                       Contingencies

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

On August 15, 2005, Andre Andropolis filed a purported class action complaint against the Company, the former chief executive officer and former chief financial officer (the Andropolis Complaint) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the Baird Complaint) on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint in the United States District Court for the District of Colorado. Both complaints allege that the Company and the Company’s former chief executive officer and former chief financial officer violated Sections 10(b) (including Rule 10b-5) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) by disseminating false and misleading financial reports on behalf of the Company and by withholding adverse financial information on behalf of the Company from the class, and that the individual defendants were control persons who caused the Company to engage in such acts. The plaintiffs further allege that, because of the actions of the former chief executive officer and former chief financial officer, the Company’s stock price became inflated between November 8, 2004 and August 11, 2005, and on August 12, 2005, the Company’s stock price fell sharply following the disclosure of the investigation. The class has not been certified and no discovery has occurred. Lead plaintiff, City of Philadelphia Board of Pensions and Retirement (the Lead Plaintiff) and Lead Counsel have been appointed for both of these class actions. We refer below to these class actions collectively as “Andropolis”.

On February 28, 2006, the Lead Plaintiff filed a consolidated complaint. In addition to the allegations in the initial Andropolis Complaint against the Company and the Company’s former chief executive officer and former chief financial officer, the consolidated complaint alleges that the Company and the Company’s current chief executive officer and current chief financial officer violated Sections 10(b) and 20(a) of the Exchange Act in connection with the Company’s announcement on January 10, 2006 that it was lowering its guidance for the quarter ended December 25, 2005, alleges claims against the Company’s former controller and alleges violations of Section 14(a) of the Exchange Act. The consolidated complaint seeks damages on behalf of a putative class of purchasers of the Company’s common stock during the putative class period of August 13, 2004 to January 9, 2006 (inclusive). All defendants have filed motions to dismiss the consolidated complaint that are currently pending before the court.

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s current senior vice president and chief concept officer. The Wilster Complaint alleged that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleged that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of the Company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the senior vice president and chief concept officer. The Wilster Complaint sought monetary damages against the individual defendants, equitable relief, restitution and attorneys’ fees. On December 15, 2005, Wilster filed an amended stockholder derivative complaint (the Amended Wilster Complaint) that added the Company’s former chief financial officer as a defendant. On August 3, 2006, the Court in the Wilster case granted the Company’s motion to dismiss all claims against all defendants for failure to plead demand futility. The Court ruled that the Wilster plaintiff failed to allege particularized facts to show that a majority of the Board lacked independence or was interested in the challenged transactions and activity such that a pre-litigation demand on the Board was futile. The plaintiff has appealed this ruling to the United States Court of Appeals for the Tenth Circuit. All defendants, including the Company, have filed a Motion to Dismiss this appeal as untimely.

The Wilster case had been consolidated for pretrial purposes with the Andropolis case. There have been no other material developments in the Andropolis case.

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California. The Huggett lawsuit alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The Huggett complaint states claims for damages, including punitive and exemplary damages and injunctive relief. The Company filed an answer to the Huggett complaint and removed the case to the United States District Court for the Central District of California. On March 13, 2006, Huggett filed a motion to remand the case to the California state court. On June 9, 2006, the Court denied the motion to remand.

Although the Company plans to vigorously defend these suits, the Company cannot predict the outcome of these lawsuits or what actions the SEC may take. It is possible that the Company may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

9.                       Significant and Unusual Items

As discussed in Note 2 above, the Company incurred a charge of $1.4 million relating to reacquired franchise rights in accordance with EITF 04-1. This charge reflects the lower royalty rates applicable to the Acquired Restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements. This charge is presented as a significant and unusual item in the accompanying condensed consolidated statements of income for the twelve and forty weeks ended October 1, 2006.

On August 11, 2005, the Company announced the retirement of its then current chairman, president and chief executive officer, and the resignation of its then current senior vice president and chief financial officer. These management changes followed an internal investigation commenced during the second quarter of 2005 by a special committee of the Company’s board of directors relating to use of chartered aircraft and travel and entertainment expenses. On August 19, 2005, the former chairman, president and chief executive officer reimbursed the Company $1.25 million for these expenses. As a result, the Company recognized a pre-tax gain of $1.25 million.

In addition, in accordance with FIN 44, the Company recorded a non-cash stock-based compensation expense of approximately $2.8 million in the third quarter 2005. This charge relates to approximately 400,000 stock options granted in May 2000. The board of directors accelerated vesting of those stock options in 2002, and the former chairman, president and chief executive officer and the former senior vice president and chief financial officer exercised those stock options in 2002. This accelerated vesting triggered the modification of these awards such that they were revalued based upon the fair value of the underlying stock at the time of the modification. Absent this modification, these stock option awards would have been forfeited upon the retirement and the resignation of these former executives. Because these awards would not have vested under their original terms, FIN 44 requires the Company to recognize stock-based compensation expense during the twelve weeks ended October 2, 2005, in an amount equal to the excess fair value of the underlying stock over the option exercise price at the time of the modification.

The $1.25 million gain and the $2.8 million stock-based compensation expense are presented as a net charge of $1.5 million significant and unusual items, in the accompanying condensed consolidated statements of income for the twelve and forty weeks ended October 2, 2005.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.

Overview

All comparisons under this heading between 2006 and 2005 refer to the twelve-week and forty-week periods ending October 1, 2006 and October 2, 2005, respectively, unless otherwise indicated.

As of October 1, 2006, there were 332 Red Robin® casual dining restaurants in 37 states and Canada. 199 of these restaurants were company-owned, two are managed by the Company under a management agreement with a franchisee (Managed Restaurants) and the remaining 133 were operated under franchise agreements.

Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants as well as revenue from rent.

Our challenges include increased competition among casual dining restaurant chains for the guest’s discretionary dining dollars, increasing labor and benefit costs, increased energy and petroleum-based product prices, and increasing real-estate and new restaurant construction costs. In light of these complexities and challenges, management is pursuing a disciplined growth strategy that includes the addition of company-owned restaurants as well as programs to increase sales at existing restaurants. In addition, management is focused on managing restaurant operating and development costs and building our corporate infrastructure to facilitate our long-term growth expectations.

The following summarizes the most significant events occurring during fiscal 2006:

•              Franchise Acquisitions.  On July 10, 2006, we completed the acquisition of 11 of 13 franchised Red Robin® restaurants in the state of Washington. The franchised restaurants were owned by various entities affiliated with Great Western Dining, the former manager of the restaurants. Effective July 10, 2006, we also assumed management of the remaining two restaurant locations owned by the Washington franchisees under a management services agreement. The 13 restaurants collectively are referred to as the Acquired Restaurants and have been included in our results of operations beginning July 10, 2006.

•              Company-Owned Restaurant Sales.  Our company-owned comparable restaurants sales have increased 0.8% and 3.1% for the twelve and forty weeks ended October 2, 2006. We consider restaurants as comparable in the first period following five full quarters of operations. These increases reflect increases in the average guest check of 1.4% for both the twelve and forty weeks ended October 1, 2006, offset by a decrease in guest counts of 0.6% and an increase in guest counts of 1.7% for the twelve and forty weeks ended October 1, 2006, respectively. We are experiencing the dilution from less mature restaurants entering the comparable base. Newer restaurants generally take at least three years to generate average sales volumes equivalent to historical comparable restaurants. By the end of fiscal 2006, approximately 41% of our company-owned restaurants will have been opened less than three years. As these less mature restaurants enter the comparable base, our comparable restaurant sales volume could continue to be negatively affected.

•              New Restaurant Openings.  Contributing to restaurant revenue growth has been the revenue from our non-comparable restaurants. Since October 2, 2005, we have opened 36 company-owned restaurants. We have been challenged with restaurant openings in new markets where we do not have strong brand awareness. Approximately 61% of our non-comparable restaurant operating weeks in the third and fourth quarter of 2006 are coming from restaurants in new markets. We have developed and will continue to develop brand building initiatives designed to improve brand awareness in new markets.

.•           Reduced Commodity Food Costs.  We have generally experienced an improvement in the prices for several food cost categories including hamburger, meats, dairy, fresh produce and canned goods since the third quarter 2005. In addition, we introduced a new menu that was engineered to drive sales of higher margin menu items.

•              Increased Labor and Benefits Costs.  We continue to see increases in labor and related costs, both on an absolute basis and as a percentage of restaurant revenue. The increases include stock-based compensation, higher hourly and management salaries and related benefits.

•              Adoption of SFAS No. 123R.  In the first quarter 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, (SFAS 123R), a revision of SFAS 123, Accounting for Stock-Based Compensation, using the modified prospective transition method and therefore has not retrospectively adjusted results for prior periods. For the quarter ended October 1, 2006, we recognized total pre-tax stock-based compensation expense of $1.3 million, of which $197,000 and $1.1 million were recognized in restaurant labor and general and administrative expenses, respectively. We recognized total stock-base compensation expense of $4.6 million for the forty weeks ended October 1, 2006, of which $675,000 and $3.9 million were recognized in restaurant labor and general and administrative expenses, respectively.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Company-owned:
Beginning of period	180	148	163	137
Opened during period	8	4	25	15
Acquired Restaurants*	11	—	11	—
End of period	199	152	199	152

Franchised:
Beginning of period	142	126	136	118
Opened during period	2	1	8	10
Sold or closed during period	(11)	—	(11)	(1)
End of period	133	127	133	127

Total number of Red Robin® restaurants	332	279	332	279

* Does not include the two Managed Restaurants.

Since October 1, 2006 and through November 1, 2006, we have opened four additional company-owned restaurants and our franchisees have opened four additional restaurants. We expect to open an additional three company-owned restaurants in the fourth quarter of 2006. We anticipate that our franchisees will open an additional three to four restaurants in the fourth quarter of 2006.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues:
Restaurant	97.8%	97.1%	97.4%	97.1%
Franchise royalties and fees	2.2	2.8	2.6	2.8
Rent revenue	0.0	0.1	0.0	0.1
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	22.5	22.8	22.7	23.4
Labor (includes 0.1%, 0%, 0.2% and 0% of stock-based compensation expense, respectively)	33.9	33.8	34.4	33.7
Operating	16.2	15.1	15.6	15.0
Occupancy	6.5	6.5	6.2	6.4
Total restaurant operating costs	79.1	78.2	78.9	78.4
Depreciation and amortization	5.7	5.4	5.5	5.2
General and administrative (includes 0.7%, 0%, 0.9% and 0% of stock-based compensation expense, respectively)	7.3	7.0	8.4	7.4
Pre-opening costs	1.7	1.2	1.5	1.1
Significant and unusual items, net (includes 0%, 2.4%, 0% and 0.8% of stock-based compensation expense, respectively)	1.0	1.4	0.3	0.4
Income from operations	6.9	9.1	7.5	9.6
Interest expense, net	1.1	0.6	0.8	0.6
Other	—	—	—	—
Income before income taxes	5.8	8.5	6.7	9.0
Provision for income taxes	1.8	2.8	2.2	3.1
Net income	4.0%	5.7%	4.5%	5.9%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Restaurant revenue	$145,316	$110,993	30.9%	$443,038	$358,808	23.5%
Franchise royalties and fees	3,210	3,158	1.6%	11,757	10,445	12.6%
Rent revenue	37	61	(39.3)%	161	272	(40.8)%
Total revenues	$148,563	$114,212	30.1%	$454,956	$369,525	23.1%
Average weekly sales volumes:
Comparable restaurants	$62,767	$63,467	(1.1)%	$64,542	$63,976	0.9%
Non-comparable restaurants	$54,705	$58,665	(6.7)%	$56,673	$59,543	(4.8)%
Acquired Restaurants	$85,565	$—	—%	$85,565	$—	—%

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $34.3 million, or 30.9%, compared to the third quarter 2005. Of this increase, $14.4 million was attributable to new company-owned restaurants opened during 2006, $13.3 million to revenues from the Acquired Restaurants, $6.2 million to additional revenues from non-comparable restaurants opened in 2005, and $0.4 million to a 0.8% increase in comparable restaurant sales over the prior year. The increase in comparable restaurant sales was driven by a 1.4% increase in the average guest check partially offset by a 0.6% decrease in guest counts.

For the forty weeks ended October 1, 2006, restaurant revenues increased by $84.2 million, or 23.5%, compared to the same period in fiscal 2005. Of this increase, $27.5 million was attributable to new company-owned restaurants opened during 2006, $13.3 million to revenues from the Acquired Restaurants, $34.2 million to additional revenues from non-comparable restaurants opened in 2005, and $9.2 million to a 3.1% increase in comparable restaurant sales. The increase in comparable restaurant sales was driven by a 1.7% increase in guest counts and a 1.4% increase in the average guest check. The increase in average guest check for both the twelve and forty weeks ended October 1, 2006, is primarily attributable to an approximate 1.0% and 1.5% price increase implemented in March 2006 and June 2005, respectively.

The decrease in comparable average weekly sales volume during the third quarter 2006 was primarily the result of the a higher weighting of the eight less mature restaurants entering the comparable base in the third quarter 2006 offset by an increase in same store sales growth. The increase in comparable average weekly sales volume during the forty weeks ended October 1, 2006 was primarily the result of the increase in same stores sales growth partially offset by a higher weighting of the 20 less mature restaurants entering the comparable base during 2006. The performance of these newer restaurants entering the comparable base reflects the historical ramp up of our restaurants during the early years of operations. The decrease in the non-comparable restaurants’ average weekly sales volumes in 2006 compared to 2005 is primarily attributed to the heavier weighting in 2006 of the number of operating weeks from new restaurants recently opened in new markets. Typically, a restaurant in a new market does not have the brand recognition of a restaurant that opens in an existing market, and therefore the sales volumes for a restaurant in a new market ramp up more slowly.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased by 1.6% and 12.6% for the twelve and forty weeks ended October 1, 2006, respectively, over the same periods last year. The 1.6% increase for the twelve weeks ended October 1, 2006 was driven by a 2.6% increase in existing franchise royalty income; a 13.6% increase for franchise restaurants opened in 2006; partially offset by a $453,000 decrease from royalties earned in 2005 from the Acquired Restaurants. For the twelve weeks ended October 1, 2006, our franchisees reported that comparable sales for U.S. and Canadian restaurants increased 2.0% and 12.1% respectively. The 12.6% increase for the forty weeks ended October 1, 2006 was driven by a 7% increase in existing franchise restaurants; a 12% increase for franchise restaurants opened in 2006; partially offset by a $453,000 decrease from royalties earned in 2005 from the Acquired Restaurants. Comparable sales for U.S. and Canadian franchise restaurants for the forty weeks ended October 1, 2006 increased 3.0% and 8.9%, respectively over the prior year.

Costs and Expenses

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Cost of sales	$32,725	$25,316	29.3%	$100,601	$83,910	19.9%
As a percent of restaurant revenue	22.5%	22.8%	(0.3)%	22.7%	23.4%	(0.7)%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. As a percentage of restaurant revenues, cost of sales improved 0.3% and 0.7%, for the twelve and forty weeks ended October 1, 2006, respectively, due primarily to lower commodity costs and menu mix changes to lower cost items, as well as the leverage from price increases implemented since June 2005.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Labor	$49,302	$37,521	31.4%	$152,491	$120,989	26.0%
As a percent of restaurant revenue	33.9%	33.8%	0.1%	34.4%	33.7%	0.7%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. Labor as a percentage of restaurant revenue increased 0.1% and 0.7% for the twelve and forty weeks ended October 1, 2006, respectively. These increases were the result of increases in salaried labor costs, incentive bonuses and benefit costs (including stock-based compensation costs) partially offset by improved workers compensation and health insurance cost trends. For the twelve weeks ended October 1, 2006, higher salaries and wages and stock compensation contributed a 0.8% increase as a percentage of restaurant revenue primarily offset by a 0.8% decrease in benefit costs. For the forty weeks ended October 1, 2006, higher wages and stock compensation expense contributed 0.5% and 0.2%, respectively to the increases.

Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Operating	$23,520	$16,726	40.6%	$69,030	$53,653	28.7%
As a percent of restaurant revenue	16.2%	15.1%	1.1%	15.6%	15.0%	0.6%

Operating costs include variable costs such as restaurant supplies, advertising and energy costs, and fixed costs such as service repairs and maintenance costs. Operating costs as a percent of restaurant revenue increased 1.1% and 0.6% for the twelve and forty weeks ended October 1, 2006, respectively. For the twelve weeks ended October 1, 2006, higher utility, supplies and maintenance expenses contributed 0.5%, 0.2% and 0.2%, respectively to the higher total operating costs. For the forty weeks ended October 1, 2006, utility, supplies and maintenance expenses contribute 0.3%, 0.1% and 0.1%, respectively to the higher total operating costs.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Occupancy	$9,514	$7,199	32.2%	$27,445	$22,839	20.2%
As a percent of restaurant revenue	6.5%	6.5%	—%	6.2%	6.4%	(0.2)%

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

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Depreciation and amortization	$8,399	$6,150	36.6%	$24,902	$19,393	28.4%
As a percent of total revenues	5.7%	5.4%	0.3%	5.5%	5.2%	0.3%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense as a percentage of total revenues has increased primarily due to increased depreciation and amortization for tangible and intangible assets related to the Acquired Restaurants as well as the increase in per restaurant costs capitalized for restaurants opened in 2006 and 2005.

General and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
General and administrative	$10,900	$7,987	36.5%	$38,129	$27,506	38.6%
As a percent of total revenues	7.3%	7.0%	0.3%	8.4%	7.4%	1.0%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, professional and consulting fees and marketing costs. General and administrative expenses as a percentage of total revenues increased from 7.0% in the 2005 quarter to 7.3% in the 2006 quarter and increased from 7.4% in the 2005 year to date period to 8.4% in the 2006 year to date period. Stock-based compensation related to adoption of SFAS 123R contributed 0.7% in the 2006 quarter, and 0.9% in the 2006 year to date period. The increase in both periods was partially offset by the absorption of general and administrative costs over a larger revenue base.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Pre-opening costs	$2,488	$1,364	82.4%	$6,643	$4,175	59.1%
As a percent of total revenues	1.7%	1.2%	0.5%	1.5%	1.1%	0.4%
Average per restaurant pre-opening costs	$265	$229	15.7%	$250	$215	16.8%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial hourly work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the twelve weeks ended October 1, 2006 and October 2, 2005 reflect the opening of eight and four new restaurants respectively. For the forty weeks ended October 1, 2006 and October 2, 2005, pre-opening costs reflect the opening of 25 and 15 new restaurants respectively. In addition, these amounts include approximately $368,000 and $449,000 for restaurants that will be opened or have been opened in the fourth quarter of 2006 and 2005, respectively. Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented. The increases in our average pre-opening costs per restaurant reflects an increase in lease costs incurred prior to opening. These increased lease costs are driven by the number of restaurants built on leased land versus restaurants built on purchased land. Our 2006 new restaurants are weighted more heavily to leased land than our 2005 restaurant openings.

Significant and Unusual Items

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2006	October 2, 2005	Percent Change	October 1, 2006	October 2, 2005	Percent Change
Significant and unusual items	$1,434	$1,543	(7.1)%	$1,434	$1,543	(7.1)%
As a percent of total revenues	1.0%	1.4%	(0.4)%	0.3%	0.4%	(0.1)%

In the third quarter 2006, we incurred a charge of $1.4 million for 11 of the 13 Acquired Restaurants in accordance with EITF 04-1 which requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. If a contract includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss be recorded. This charge reflects the lower royalty rates applicable to the Acquired Restaurants compared to a standard royalty rates we would receive under our current royalty agreements.

On August 18, 2005, our former chairman, president and chief executive officer entered into a Restitution Agreement with us, and on August 19, 2005, we received $1.25 million as reimbursement from him for various expenses that were found to be inconsistent with company policies or that lacked sufficient documentation. In addition, in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, we recorded a non-cash stock-based compensation expense of $2.8 million for stock options previously granted to and exercised by our former chairman, president and chief executive officer and former senior vice president and chief financial officer. The third quarter 2005 reflects a net $1.5 million charge for these two significant and unusual items.

Interest Expense, net

Interest expense was $1.6 million and $0.7 million for the twelve weeks ended October 1, 2006 and October 2, 2005, respectively and $3.6 million and $2.2 million for the forty weeks ended October 1, 2006 and October 2, 2005, respectively. Interest expense in 2006 was higher due to higher borrowings outstanding under our revolving credit facility and a slightly higher average interest rate of 7.1% versus 7.0% in 2005. The acquisition of the 11 Acquired Restaurants was funded through borrowings under our revolving credit facility.

Provision for Income Taxes

The effective income tax rate for the third quarter 2006 was 31.0% compared to 33.2% for the third quarter 2005. The effective tax rate for the forty weeks ended October 1, 2006 and October 2, 2005 was 33.0% and 34.2%, respectively. All periods of 2006 were favorably impacted by higher hourly employment tax credits.

Liquidity and Capital Resources

General.   Cash and cash equivalents increased $846,000 to $4.2 million during the first forty weeks of fiscal 2006, compared to $3.3 million at the end of fiscal 2005. This increase was due primarily to higher cash flows provided by operating activities and net borrowings under the revolving credit facility offset by our cash purchase of the 11 franchised-owned restaurants on July 10, 2006. We continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

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

Credit Facility.   We currently maintain a $200 million revolving credit facility that matures on December 14, 2010. Borrowings under the amended credit agreement bear interest at one of the following rates as selected by the Company: an Alternative Base Rate (ABR), which is based on the Prime Rate plus 0.00% to 0.25% or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 0.625% to 1.25%. In addition to the ABR and LIBOR loans, the agreement provides for a swing-line loan sub-facility which allows the Company to borrow up to $7.5 million. The credit facility also requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens on substantially all personal property assets and certain real property assets to secure our respective obligations under the credit facility. As long as the Company meets a certain financial leverage ratio, the Company will not be required to mortgage or encumber real property assets acquired in the future. Additionally, certain of our real and personal property secure other indebtedness of the Company. At October 1, 2006, we had $89.8 million of outstanding borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $3.6 million.

Covenants.   We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of October 1, 2006, we were in compliance with all debt covenants.

Total debt outstanding increased to $105.0 million at October 1, 2006 from $58.5 million at December 25, 2005, due to additional borrowings to construct new restaurants, fund the purchase of the Acquired Restaurants and acquire other assets, offset by payments made on capital lease obligations. For the acquisition of the 11 franchisee-owned restaurants on July 10, 2006, the Company borrowed approximately $33.5 million under our existing revolving credit facility.

Capital Expenditures.   Cash paid for capital expenditures, including capital lease obligations, was $73.0 million and $61.1 million for the forty weeks ended October 1, 2006 and October 2, 2005, respectively. The increased capital expenditures in 2006 reflects higher expenditures for new restaurants as well as increases in facility improvements.

During fiscal year 2006, we expect capital expenditures to total $100 million to $105 million, excluding capital expenditures for the purchase of the Acquired Restaurants. We plan to open another three new company-owned restaurants in 2006 and plan to continue our investment in restaurant remodels and capital improvements as well as expanding our corporate infrastructure to support our growth model.

Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and the revolving bank credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditures and working capital requirements. In addition, our acquisition of 11 franchisee-owned restaurants on July 10, 2006 was funded primarily from our revolving credit facility. Our anticipated acquisition of the two Managed Restaurants will be funded through borrowings under the revolving credit facility.

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

Off Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases), we do not have any off balance sheet arrangements.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the forty weeks ended October 1, 2006 and October 2, 2005.

Goodwill.   We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2005 and determined that there were no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At October 1, 2006, goodwill recorded in the consolidated balance sheet totaled $38.5 million.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board’s (FASB) issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for our fiscal year beginning December 31, 2008. We are evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for our fiscal year beginning January 1, 2007. We are assessing the impact the new guidance will have on our consolidated financial statements.

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for our fiscal year beginning January 1, 2007. We present company sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate:, “assume”, “believe”, “estimates”, “expects,” “intend”, “plan”, “project,” “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following: our ability to consummate the acquisition of the remaining two restaurants from our franchisee in the state of Washington; our ability to integrate the acquired restaurants and operate them as expected; finalization of purchase price and purchase price accounting adjustments related to the acquisition of the Washington franchised restaurants; our ability to achieve and manage our planned expansion; lack of brand awareness in new markets; our ability to open restaurants and operate them as expected; changes in the cost and availability of building materials and restaurant supplies; our ability to reduce construction costs in our building; the concentration of our restaurants in the Western United States; changes in consumer preferences, general economic conditions or consumer discretionary spending; effectiveness of our management strategies, initiatives and decisions; changes in availability of capital or credit facility borrowings; changes in the availability and costs of food; increases in energy costs; potential increases in labor expense due to pending minimum wage legislation in some states; costs of legal fees related to defending class actions and other lawsuits and legal matters; our quarterly operating results due to seasonality and other factors; the effect of increased competition in the casual dining market; the continued service of key management personnel; our ability to protect our name and logo and other proprietary information; our ability to attract, motivate and retain qualified team members; the costs associated with pending litigation and investigations including diversion of management time and attention and any expense related to settlement of such matters; the ability of our franchisees to open and manage new restaurants; our franchisees’ adherence to our practices, policies and procedures; additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2005 filed with the SEC.

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

Under our revolving credit agreement, amended in December 2005, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.625% to 1.25%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.

Our objective in managing exposure to interest rate changes is to lower overall borrowing costs and to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we may use interest rate swaps and caps to manage our net exposure to interest rate changes related to our borrowings. The interest rate swap agreement the Company had entered into in December 2002, to reduce exposure to rising interest rates, expired January 2006. As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

As of October 1, 2006, we had $95.0 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $950,000 on an annualized basis.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended October 1, 2006. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                    Legal Proceedings

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s current senior vice president and chief concept officer. The Wilster Complaint alleged that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleged that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of the Company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the senior vice president and chief concept officer. The Wilster Complaint sought monetary damages against the individual defendants, equitable relief, restitution and attorneys’ fees. On December 15, 2005, Wilster filed an amended stockholder derivative complaint (the Amended Wilster Complaint) that added the Company’s former chief financial officer as a defendant. On August 3, 2006, the Court in the Wilster case granted the Company’s motion to dismiss all claims against all defendants for failure to plead demand futility. The Court ruled that the Wilster plaintiff failed to allege particularized facts to show that a majority of the Board lacks independence or is interested in the challenged transactions and activity such that a pre-litigation demand on the Board was futile. The plaintiff has appealed this ruling to the United States Court of Appeals for the Tenth Circuit. All defendants, including the Company, have filed a Motion to Dismiss this appeal as untimely.

The Wilster case had been consolidated for pretrial purposes with the Andropolis case. There have been no other material developments in the Andropolis case.

See Note 8 Contingencies, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding certain legal proceedings to which the Company is a party.

Item 1A.                           Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2006. There have been no material changes in our Risk Factors disclosed in our 2005 Annual Report on Form 10-K.

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

Red Robin Gourmet Burgers, Inc.

November 3, 2006	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer