Form 10-K
period 2006-12-31
RED ROBIN GOURMET BURGERS INC
filed 2007-02-28
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter on The NASDAQ National Market) was $610.1 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 16,614,393 shares of common stock outstanding as of February 26, 2007.

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2007 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.
TABLE OF CONTENTS

PART I

ITEM 1.                Business

Overview

Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. Unless otherwise provided in this annual report on Form 10-K, references to “Red Robin,” “we”, “us”, “our” and “the Company” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. In fiscal 2006, Red Robin Gourmet Burgers, Inc. generated total revenues of $618.7 million. As of the end of our fiscal year on December 31, 2006, the system included 347 restaurants, of which 208 were company-owned and 139 were franchisee-operated. As of December 31, 2006, there were Red Robin® restaurants in 38 states and two Canadian provinces.

History

The first Red Robin® restaurant was opened in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. In 1996, the Company began implementing a number of strategic initiatives, including strengthening our gourmet burger concept, recruiting a new management team, upgrading management information systems, streamlining operations and improving guest service. In 2000, we completed a series of financing transactions that helped position our company for growth. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, to facilitate a reorganization of the company. The reorganization was consummated in August 2001, and since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock of Red Robin International, Inc., and our other operating subsidiaries through which our company-owned restaurants are operated. We completed an initial public offering of our common stock in July 2002. Since 1979, we have also franchised our concept. As of December 31, 2006, we had 26 franchisees operating 139 restaurants. Our franchisees are independent organizations to whom we provide support. See “Restaurant Franchises and Licensing Arrangements” for additional information about our franchise program.

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

•       New Restaurant Growth. We are pursuing a disciplined growth strategy focusing on the addition of company-owned restaurants in both new and existing markets. We opened 32 new company-owned restaurants in 2006 and 26 in 2005. We have taken a measured approach to new unit growth in 2007 and reduced our planned openings from 2006 levels as we focus on implementing our operational and marketing strategies to quickly grow and stabilize revenues in new restaurants and build brand awareness in our new markets. In fiscal 2007, we plan to open between 24 and 27 new company-owned restaurants.  We expect approximately 60% of these new restaurants will be located in new markets. Total non-comparable operating weeks in 2007 will be made up of approximately 60% in new markets. New and existing markets are defined using several criteria including proximity and the number of restaurants already open in the market and the age of those restaurants.

New restaurant openings (NROs), whether in new or existing markets, present specific challenges. Generally, new restaurants open with higher sales volumes than the average sales volumes of comparable restaurants (honeymoon period) but level off at a revenue volume lower than the average level of comparable restaurant sales. While new restaurants generally achieve a level of profitability within several months, they can take up to three years or more to achieve the average unit sales volumes and profitability of comparable restaurants. We are focused on implementing operational and marketing strategies that accelerate or normalize profits and sales volumes of new restaurants more quickly than our historical experience. See “Operations—Training” for more information on our training programs to be implemented in 2007. In addition, we believe our new market restaurants will benefit from the national media strategy we are implementing in fiscal 2007 as discussed further below.

Existing Markets.   We will continue to further expand our presence in existing markets. We believe this enables us to gain operating efficiencies, to increase brand awareness and to provide more dining locations for our guests to choose from, all of which we believe leads to significant repeat business and increased profitability. Strategically placing multiple restaurants in key trade areas enables Red Robin to reduce costs associated with regional supervision of restaurant operations, reduces training costs for managers and leverages expenditures on local marketing. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified team members is enhanced in markets in which the brand is well known.

Development agreements with our franchise partners, which preclude us from building in certain defined territories, may limit our expansion in markets with existing locations, and therefore, limit our growth in those markets. In 2006, we reacquired a territory in an existing market in Washington State through the acquisition of 13 restaurants from one of our franchise partners. In January 2007, we announced our intent to acquire the assets of 17 franchised Red Robin® restaurants in the state of California. The territory covered by the proposed California acquisition generally encompasses the area of Los Angeles County north of Interstate 10, the California counties of San Luis Obispo, Santa Barbara, Ventura, Fresno, Kings, Tulare and Kern, as well as a portion of Riverside County. As opportunities arise, we may pursue additional franchise acquisitions to acquire franchise restaurants and development rights in strategic existing markets.

New Markets.   New markets present new operational challenges as we expand into markets where we have less brand recognition, lower concentration of trained team members and generally higher operating costs. We will continue to selectively enter new markets to increase our presence as a national restaurant company. As we continue to expand into new markets, we will evaluate and plan for new development and operating cost structures that may not follow our experiences when opening restaurants in existing markets. Such factors include costs related to site development and working with new developers and contractors, increased costs for pre-opening and team member training as well as strategic marketing activities to build brand recognition in areas where we may not be well-known. As these restaurants begin to operate in new markets, performance may be less predictable than our experiences in existing markets.

•       Comparable Restaurant Growth. We aim to increase comparable restaurant revenues by attracting new guests and maintaining our already loyal guests by offering gourmet quality burgers, superior guest service and a strong price-to-value relationship. Because of our recent growth, with the inclusion of less mature restaurants, we are experiencing slower growth in our average unit volumes for comparable restaurants. As discussed above, our new restaurants generally achieve average unit sales volumes of comparable restaurants in three or more years; however, these restaurants enter our comparable restaurant base after only five full quarters of operations. As of December 31, 2006, approximately 41% of our restaurants (excluding acquired restaurants in 2006) have been opened less than three years. As these less mature restaurants enter the comparable restaurant base, our comparable restaurant sales volumes could continue to be negatively affected. We expect our national media strategy will help the growth of our comparable restaurant revenue by improving our guest counts in 2007.

•       Build awareness of the “Red Robin America’s Gourmet Burgers and Spirits®” brand. We believe that the Red Robin name has achieved substantial brand equity among guests and has become well known for our signature menu items within our existing markets. In 2007, we will expand our marketing activities through a national media strategy that will include cable television and internet advertising. We believe a national media campaign will increase revenue, expand our presence as a national restaurant company and provide support for our efforts to enter new markets where our brand has less recognition. We also intend to continue to support our marketing and advertising activities at the local restaurant marketing level. We will continue to promote restaurant openings, support local communities and to place advertising in local media outlets.

•       Managing Restaurant Operating Costs. We are focused on managing our restaurant operating costs including food and other commodities, labor and benefits, restaurant supplies, utilities and other operating costs. Typically, our less mature restaurants initially experience higher operating costs in both dollars and percentage of revenues when compared to restaurants open three years or more. Accordingly, sales volume, timing of openings and initial operating margins of our less mature restaurants, particularly in new markets, have had an impact on our overall profitability until the number of more mature restaurants is large enough to mitigate the impact of less mature restaurant performance. In addition, macroeconomic and external factors, such as increases in state minimum wage requirements and weather related commodity price increases, will continue to put pressure on our costs.  We are pursuing strategies to mitigate the impact of these external factors, including future price increases.

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

Restaurant Concept

Our menu features our signature product, the gourmet burger, which we make from premium quality beef, chicken, veggie patties, pot roast, pork, fish or turkey and serve in a variety of recipes. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, honey mustard sauce, grilled pineapple, crispy onion straws, sautéed mushrooms, a choice of seven different cheeses, and even a fried egg. In addition to gourmet burgers, which accounted for approximately 50% of our total food sales in 2006, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers, salads, soups, pastas, seafood, other entrees, desserts and the Company’s signature Mad Mixology® alcoholic and non-alcoholic specialty beverages. All of our gourmet burgers are served with our all-you-can-eat Bottomless Steak Fries®.

Red Robin® restaurants are designed to create a fun and memorable dining experience in an exciting, high-energy, family-friendly atmosphere. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 to whom Red Robin refers to as “tweens,” and younger children.

We believe in giving our guests the “gift of time.” All of Red Robin’s menu items are designed to be delivered to guests in a time-efficient manner. Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute dining experience at dinner.

We also strive to provide our guests with exceptional dining value. We have a per person average check of approximately $10.70, including beverages. We believe this price-to-value relationship differentiates us from our competitors, many of whom have significantly higher average guest checks, and it allows us to appeal to a broad base of consumers with a wide range of income levels. This low average guest check, combined with the swift service and fun-filled atmosphere which management believes contributes to an industry-leading guest frequency rate.

Red Robin was founded on four core values: Honor, Integrity, Continually Seeking Knowledge and Having Fun. These core values are the foundation for every Red Robin decision, from creating our gourmet burgers to hiring energetic team members and even to deciding new restaurant locations. They also are the foundation for how we treat our team members, guests and communities. These core values can be found embroidered on the sleeve of every team member’s shirt, which serve as a constant reminder of what makes our company unique and special. Red Robin also has an unparalleled and extraordinary approach to guest service known as Unbridled Acts®. We have catalogued thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members.  Many of our Unbridled Acts® can be found on our website, www.redrobin.com.

Restaurant Site Selection

Red Robin believes that site selection is critical to its success and thus, devotes substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic and a highly visible site. Approved sites generally have a population of at least 70,000 people within a three-mile radius and at least 100,000 people within a five-mile radius. Sites generally require a strong daytime and evening population, adequate parking and a visible and easy entrance and exit. In addition, Red Robin typically selects locations with a demographic profile that includes a household income average of $70,000 or greater and have a high population of families.

In order to maximize our market penetration potential, Red Robin has developed a flexible physical site format that allows us to operate in a range of real estate venues located near high activity areas, such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. Our current prototype restaurant is a free-standing building with approximately 6,350 square feet, approximately 213 seats and patio seating. Based on this prototype, our average cash investment for a restaurant is approximately $2.4 million, excluding land and pre-opening costs. We typically operate our restaurants under operating leases for land on which we build our restaurants. In 2006, we began designing what may become a new prototype restaurant that reduces the square footage to approximately 5,600 and substantially reduces the costs to build but retains the seating capacity and, therefore, has the same sales volume potential as the current building. This new smaller design will be tested in limited markets during 2007.

Operations

Restaurant Management

Our restaurant operations are divided into four distinct geographic regions, each of which is overseen by a regional vice president of operations who reports directly to our vice president of operations. In general, we staff each geographic region with five to nine regional operations directors, one to three regional recruiters, a regional training manager and one to three regional kitchen managers. Our regional directors oversee five to eight company-owned restaurants each, which we believe enables them to support the general managers and achieve sales and cash flow targets for each restaurant within their region. In certain instances, regional operations directors invest a limited portion of their time on franchised operations in their respective regions.

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

Training

Team members in a new restaurant complete a robust training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. In 2007, we will focus our training in new restaurants, particularly restaurants opened in new markets, on key proficiencies that will improve initial and sustained efficiencies. These training initiatives include re-defining and strengthening our hourly team member training during new restaurant openings. We have increased the number of trainers that we send to each opening and have enhanced our manager training curriculum to better prepare new managers for the challenging environment a new restaurant creates so they can confidently execute our processes, systems and values.

Prior to opening a new restaurant, our training and opening team travels to the location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team stays on-site during the first week of operation and an additional team of training support arrives for on-site support during the second and third weeks.

We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants. Each restaurant has eight to ten certified trainers who provide classroom and on-the-job instruction for new team members who must be certified for their positions by passing a series of tests. These trainers participate in a training seminar that provides them with knowledge and tactics to enable them to effectively coach our team members to meet our high standards.

Restaurant managers are required to complete an intensive training program in an existing restaurant that includes guest service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain additional training with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for future restaurant openings. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference in which certain of our managers receive additional training on food preparation, hospitality and other relevant topics on a rotating basis.

We have recently developed a leadership selection process to improve our selection and retention of team members that will thrive and prosper in the Red Robin culture. We try to identify our leadership teams 12 months ahead of our new restaurant openings, especially those in new markets.

Food Preparation, Quality Control and Purchasing

Our “honest-to-goodness” food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. We inspect specific qualified manufacturers and growers. Our purchasing team and restaurant managers are certified in a comprehensive safety and sanitations course by the National Restaurant Association. Minimum cook temperature requirements and quality assurance checks ensure the safety and quality of burgers and other ingredients we use in our restaurants.

To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing team generally negotiates fixed price agreements with terms between one month and one year or monthly commodity pricing formulas. Chicken represented approximately 17.6% and hamburger represented approximately 12.1% of our food purchases in 2006. We enter into annual contracts with our beef and chicken suppliers. Our contracts for chicken are fixed price contracts. Our contracts for beef are generally based on current market prices plus a processing fee. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s management team determines the restaurant’s daily usage requirements for food ingredients, products and supplies, and, accordingly, orders from approved local suppliers and our national master distributor. The management team inspects all deliveries to ensure that the items received meet our quality specifications and negotiated prices. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

Restaurant Franchise and Licensing Arrangements

As of December 31, 2006, we had 26 franchisees operating 139 restaurants in 24 states and two Canadian provinces, and we had 18 exclusive franchise area development arrangements with these franchisees. In 2006, our franchisees opened 16 new restaurants and we expect our franchisees to open between 15 and 17 new restaurants in 2007. Our two largest franchisees are Ansara Restaurant Group with 19 restaurants and Red Robin Restaurants of Canada, Ltd., which is owned by an affiliate of Mach Robin, LLC, also a Red Robin franchisee, with 18 restaurants throughout Alberta and British Columbia, Canada. We are not actively seeking new franchisees.

Our typical franchise arrangement consists of an area development agreement and a separate franchise agreement for each restaurant. Our current form of area development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, usually over a five-year period. Individual franchise agreements relate to the operation of each restaurant opened and typically have a term of 20 years with a renewal option for an additional ten years if the franchisee satisfies certain conditions. Our current form of franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our recipes, systems, manuals, processes and related items.

Under our current form of area development agreement, at the time we enter into such agreements, we collect a $10,000 area development fee for each restaurant the franchisee agrees to develop. When a franchisee opens a new restaurant, we collect an additional franchise fee of $25,000. Under earlier forms of area development agreements with certain of our franchisees, these fees may be lower. We recognize area development fees and franchise fees as income when we have performed all of our material obligations and initial services, which is generally upon the opening of the restaurant. Until earned, we account for these fees as deferred income, an accrued liability. Our current form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted restaurant sales. However, certain franchisees pay royalty fees ranging from 3.0% to 3.5% under agreements we negotiated with those franchisees in prior years.

Franchise Compliance Assurance

We actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with Red Robin systems and procedures. During the development phase, we assist the franchisee in the selection of restaurant sites and provide them with our prototype building plans, which they adapt to their site, including all changes that local municipalities and developers require. After construction is completed, we review the building for compliance with our standards and provide trainers to assist in the opening of the restaurant. We advise the franchisee on menu, management training, and equipment and food purchases. At least once a year, we review all menu items and descriptions to ensure compliance with our requirements and standards. We require all suppliers of ground beef, if different from ours, to pay for and pass an annual inspection performed by third party auditors. Finally, on an ongoing basis, we conduct brand equity reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Reviews are conducted by seasoned operations teams, last approximately two to three days, and focus on seven key areas including health, safety, brand foundation, and execution proficiency.

To continuously improve our operations, we maintain a franchise marketing advisory council, a franchise business advisory council and a food and beverage committee. The councils advise us on issues of concern to our franchisees, and the food and beverage committee helps determine which items we select for menu testing and which items will be featured in future promotions. The councils and the committee are each comprised of three franchisees and three members of Red Robin’s management team. In addition, several times each year we solicit feedback and insights on specific topics from the broad group of franchisees and then get together with them to discuss their views. These gatherings are an effort to attain a high level of franchisee buy-in and to assure the system is evolving in a positive direction through the exchange of best practices.

Management Information Systems

We have centralized financial and accounting systems for company-owned restaurants, which we believe are important in analyzing and improving profit margins and accumulating marketing information for analysis. Our restaurants use computerized management information systems, which are designed to report daily, weekly and period-to-date information including sales, inventory and labor data. Specifically, we use Menulink, a Windows-based product, to perform our restaurant-level bookkeeping, electronic ordering and food cost and management functions. Our Radiant Systems (formally Aloha Technologies) point-of-sale system facilitates the supply of data to Menulink and also assists with labor scheduling and credit card authorizations. Our internally developed Scheduling Team Members and Reporting System (NuSTaRs) helps our managers schedule the optimal amount of team members at any time.

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

Marketing and Advertising

We build brand awareness through our marketing, public relations and advertising programs and initiatives. These initiatives are funded primarily by contractual contributions from all company and franchised restaurants based on a percentage of sales. During 2006, we spent an aggregate of 2.7% of restaurant sales on marketing efforts.

We use in-restaurant merchandising materials that feature new food and beverage items several times a year to communicate with our guests. The core of our strategy revolves around keeping our menu items fresh, with innovative gourmet burgers and other offerings.

Public relations and local restaurant marketing are integral components to our marketing strategy. We are heavily involved with local schools and organizations in the communities where our restaurants are located to support events and programs that help build brand awareness at the grassroots level. Additionally, we garner media coverage with new restaurant opening announcements, charity partnerships and community activities such as Special Olympics Tip-a-Cop programs. The Tip-a-Cop event involves members of local law enforcement who trade in their handcuffs and badges for serving aprons at Red Robin® restaurants as part of the annual Law Enforcement Torch Run campaign. During the Tip-A-Cop fundraiser, law enforcement representatives collect tips from restaurant guests, which are used to benefit Special Olympics. The Tip-a-Cop program raised over $400,000 system wide for Special Olympics in 2006 from events held in Washington, Oregon, Nevada, and Colorado.

In 2006, we launched a national “Kid’s Recipe Contest in Search for the Next Gourmet Burger.”  We received over 16,000 recipe entries in this inaugural year. The top 50 burger recipes will be featured in a cookbook we will produce and sell in our restaurants in the summer of 2007. Proceeds from the sales of these cookbooks will go to benefit the National Center for Exploited and Missing Children. The winning burger, the Spicy Asian Burger, will be featured in our restaurants during our summer promotion, as well.

Another tool we use to communicate to our guests is the Red Robin “eClub.” The eClub is an on-line membership where our guests register their email addresses and provide their birthday information. In 2006, our eClub membership exceeded more than 700,000 members. Guests who sign-up for the eClub receive a special ‘Welcome’ offer and a yearly free ‘Birthday’ burger offer. In addition, we communicate to our eClub members several times a year by sending promotional messages to their email accounts. These messages include announcements of new menu items and “enter-to-win” contests. We have one of the lowest email opt-out rates and highest click through rates in the restaurant industry.

We conducted extensive independent guest research in 2005 and 2006 to determine more about our loyal guests’ and potential guests’ perception of our brand and our competitors. The research results showed that we have high guest loyalty, retaining four guests for every one we lose; our loyal guests recognize and appreciate our key brand attributes of gourmet burgers, food quality, “gift of time” and value. According to the research, our focus on our gourmet burgers is our strength and we continue to lead our advertising message with our core burgers, which our research shows creates variety and excitement for our guests.

The research also showed that the Red Robin brand is viable and strong in existing markets. We believe one of the keys to growing our business is to increase brand awareness in new markets. As a result of the feedback from our research, in 2007 the Company is implementing a national media strategy, including cable television advertising and internet advertising, to expand its presence on a national basis and to help grow brand awareness and improve guest traffic across the country.

Team Members

As of December 31, 2006, we had 21,535 employees, whom we refer to as team members, consisting of 21,293 team members at company-owned restaurants and 242 team members at our corporate headquarters and our regional offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance, and stock options for corporate team members and general managers and above. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement, as well as significant performance-based incentives tied to sales, profitability, certain qualitative measures and length of service.

Executive Officers

The following table sets forth information about our executive officers:

Name	Age	Position
Dennis B. Mullen	63	Chairman of the Board and Chief Executive Officer
Eric C. Houseman	39	President and Chief Operating Officer
Katherine L. Scherping	47	Senior Vice President and Chief Financial Officer
Todd A. Brighton	49	Senior Vice President and Chief Development Officer
Annita M. Menogan	52	Senior Vice President, Chief Legal Officer and Secretary
Michael E. Woods	57	Senior Vice President and Chief Knowledge Officer

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

Katherine L. Scherping.   Ms. Scherping joined Red Robin as Vice President and Chief Financial Officer in June 2005 and was promoted to Senior Vice President in 2007. From August 2004 until her employment with Red Robin, Ms. Scherping was the Controller for Policy Studies in Denver, Colorado. From August 2002 until June 2003, she served as Chief Financial Officer and Treasurer of Tanning Technology Corporation in Denver, Colorado. From April 1999 until August 2002, Ms. Scherping served as Director of Finance and Treasurer of Tanning Technology Corporation. Ms. Scherping has over 24 years experience serving in various finance and accounting roles. Ms. Scherping is a Certified Public Accountant.

Todd A. Brighton.   Mr. Brighton joined Red Robin in April 2001 as Vice President of Development. He was appointed Senior Vice President and Chief Development Officer in August 2005. From August 1999 until his employment with Red Robin, Mr. Brighton worked for RTM Restaurant Group in Atlanta, Georgia as Director of Real Estate.

Annita M. Menogan.   Ms. Menogan joined Red Robin in January 2006 as Vice President, Chief Legal Officer and Secretary and was promoted to Senior Vice President in 2007. From August 1999 to September 2005, Ms. Menogan was employed by Coors Brewing Company, serving most recently as Vice President, Secretary and Deputy General Counsel of Adolph Coors Company and of Molson Coors Brewing Company, following the merger with Molson Inc. in February 2005. Ms. Menogan was engaged in the private practice of law from 1983 to 1999.

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

Trademarks

Our registered trademarks and service marks include, among others, the marks “Red Robin®”, “America’s Gourmet Burgers & Spirits®”, “Mad Mixology®” and our logo. We have registered these marks with the United States Patent and Trademark Office and the Canadian Intellectual Property Office. In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing requirements and regulations for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws include minimum wage requirements, overtime, child-labor regulations, unemployment tax rates, workers’ compensation rates, citizenship requirements, pay practices and sales taxes.

Available Information

We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission (SEC) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

Forward-Looking Statements

From time-to-time the Company makes oral and written statements that reflect the Company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements relate to, among other things:

•       business objectives and strategic plans, including our long-term growth strategy;

•       operating strategies;

•       our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number of new restaurants and the timing of such openings;

•       restaurant and franchise acquisitions, including the acquisition of the 17 Red Robin franchised restaurants in California;

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

•       future capital expenditures and the anticipated amounts of such capital expenditures;

•       our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2007;

•       the sufficiency of the supply of commodities and labor pool to carry on our business;

•       success of advertising and marketing activities and the planned national media campaign, including the anticipated effect on revenue and guest counts;

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

Risks related to our business

Our ability to open and profitably operate new restaurants in order to expand our restaurant base is subject to factors beyond our control.

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

•       securing required governmental approvals and permits and in a timely manner;

•       cost and availability of capital to fund restaurant expansion and operation;

•       availability and retention of qualified operating personnel, especially managers;

•       competition in our markets and general economic conditions that may influence consumer spending or choice;

•       attract and retain guests; and

•       operate at acceptable margins.

Less mature restaurants, once opened, may vary in profitability and levels of operating revenue for three years or more.

Less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants open three years or more. Although new restaurants generally reach and maintain at least a minimal level of profitability within months of opening, less mature restaurants will generally take three years or more to reach normalized operating levels due to inefficiencies typically associated with new restaurants. These include operating costs, which are often materially greater during the first several months of operation. Further, some, or all of our less mature restaurants may not attain operating results similar to those of our existing restaurants.

Our expansion into new markets may present increased risks due to lack of familiarity with our brand in new areas and our lack of familiarity with the market.

Some of our new restaurants will be located in areas where there is a lack of market awareness of the Red Robin® brand and where we have little or no meaningful experience. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets.

Expansion into new geographic markets negatively impacts our ability to leverage costs, resources and operating efficiencies for new restaurants.

As we expand into new markets and geographic territories, our operating costs structures and practices may not follow our experience in existing markets. For example, we will need to work with new developers; fewer restaurants in a given area limit our ability to effectively utilize regional supervision of restaurants; development and operating costs may increase due to geographic distances between restaurants that increase purchasing, pre-opening, labor and transportation costs; and we may incur more marketing expense to build brand recognition in areas where we are not well known. In addition, performance of restaurants in new markets may be more unpredictable.

Our continuing focus on restaurant expansion through further penetrating existing markets could cause sales in some of our existing restaurants to decline.

Our areas of highest concentration are Arizona, California, Colorado, Ohio, Oregon, Virginia and Washington. In accordance with our expansion strategy, we intend to open approximately 40% of our new restaurants in 2007 in our existing markets. Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance and guest counts for existing restaurants near the area in which a new restaurant opens may decline due to the opening of the new restaurant.

A greater concentration of less mature restaurants in our comparable restaurant base and a larger percentage of operating weeks from new restaurants will impact profitability.

Due to our new restaurant growth strategy, we have an increasing number of new and less mature restaurants that have operations less than three years old and which are entering our comparable restaurant base after five full quarters of operations. Because these restaurants generally are less profitable and operate at average sales volumes below our comparable restaurants for approximately three years, our profitability will continue to be impacted until the performance of these restaurants is normalized.

Our initiative to address normalizing new restaurant operations may not be effective, if at all, for several quarters.

We have undertaken an initiative to redefine our systems and training practices when opening a new restaurant, which we believe will ultimately support our planned expansion. This initiative is designed to reduce or eliminate the length of time for new restaurants to reach normal levels of units sales volumes and profitability. Because these initiatives have only recently been implemented, we may not see results from this initiative for several quarters, if ever, and consequently, we will not know if it is successful for some time.

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

Our proposed national advertising campaign may not be effective, if at all, for several quarters.

We announced that we will kick off a national advertising campaign which will include cable television as well as internet advertising in April 2007, in part to address the lack of brand awareness in new markets where we have or intend to open restaurants, including franchised restaurants. We have not utilized national marketing efforts in the past, and therefore are unable to predict whether the campaign will be successful. We cannot provide assurance that our campaign will be effective, and if successful, positive results may not be apparent for several quarters. In addition, many of our competitors have successfully used national marketing strategies in the past and we may not be able to successfully compete against those established programs.

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

In addition to our 2006 acquisition and our announced planned 2007 acquisition of franchised restaurants, we may seek to selectively acquire existing restaurants from our franchisees who are seeking an exit strategy. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•       proposed acquisitions may not be completed, if at all, on a timely basis or upon terms most beneficial to the Company;

•       the inability to integrate the acquired restaurants into our operations and operate them as expected

•       there may be material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as we integrate the franchisee’s operations into our operations;

•       risks associated with entering into markets or conducting operations where we have no or limited experience;

•       the diversion of management’s attention from other business concerns during the acquisition process;

•       any acquisition, depending upon whether accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business, results of operations and financial condition; and

•       we may be required to spend additional capital to upgrade or align the physical assets or software with our current standards and systems.

Our ability to utilize our revolving credit agreement and our ability to raise capital in the future may be limited, which could adversely impact our business.

Our revolving credit agreement contains a number of restrictive covenants that limit our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. Our revolving credit agreement also requires us to comply with specified financial ratios and tests. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Our recent acquisition in 2006 and our planned 2007 acquisition will reduce available capital under the credit agreement.

Changes in our operating plans, acceleration of our expansion plans, franchise acquisition opportunities, lower than anticipated sales, increased expenses or other events, including those described in this section, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock. Additional debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Approximately 49% of our company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

As of December 31, 2006, a total of 102 company-owned restaurants or 49% of all Company-owned restaurants were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon and Washington). As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the Western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

Our operations are susceptible to the changes in cost and availability of food which could adversely affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increased costs associated with these suppliers, or may even necessitate negotiations with alternate suppliers. We cannot predict whether we will be able to anticipate and react to changing food costs by negotiating more favorable contract terms with suppliers or by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a “value-priced” product, we may not be able to pass along price increases to our guests.

Our operating results may fluctuate significantly due to unexpected circumstances, increases in costs, seasonality and other factors.

Our quarterly and annual results may fluctuate or be impacted negatively by:  increases in energy costs, costs of food, supplies and maintenance; changes in borrowings and interest rates; changes in customer discretionary spending habits and shopping locales; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill, and losses on restaurant closures; unanticipated expenses from natural disasters and repairs to damaged or lost property.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy team members. Qualified individuals needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high team member turnover in existing restaurants, which could harm our business. Additionally, competition for qualified team members could require us to pay higher wages to attract sufficient team members, which could result in higher labor costs. Most of our team members are paid on an hourly basis. These team members are paid in accordance with applicable wage and hour regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

Price increases may impact guest visits.

We have announced that we intend to take a 0.9% price increase on selected menu items early in the second quarter of fiscal 2007 in order to offset increased operating expenses we believe will be recurring. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that this or other future price increases will not deter guests from visiting our restaurants or affect their purchasing decisions.

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations.

Our restaurants feature burgers, salads, soups, appetizers, other entrees, such as carnitas fajitas and pasta, desserts and our signature Mad Mixology® alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse affect on our future profitability. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. While burger consumption in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes.

A decline in visitors to any of the regional malls, lifestyle centers, big box shopping centers and entertainment centers near our restaurants could negatively affect our restaurant sales.

Our restaurants are primarily located near high activity areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. Our success also depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. If the number of visitors to these centers declines due to any of these factors or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.

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

Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate these restaurants according to our standards.

Our future success depends on our ability to protect our intellectual property.

Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin Gourmet Burgers® name and logo. Although we have registered trademarks for Red Robin®, America’s Gourmet Burgers & Spirits® and Mad Mixology®, among others, with the United States Patent and Trademark Office and in Canada, our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. We also franchise our system to various franchisees. While we try to ensure that the quality of our brand and compliance with our operating standards, and the confidentiality thereof are maintained by all of our franchisees, we cannot assure that our franchisees will avoid actions that adversely affect the reputation of Red Robin or the value of our proprietary information. Consequently, our business could be adversely impacted and less profitable if we are unable to successfully defend and protect our intellectual property.

Risks related to the restaurant industry

Health concerns relating to the consumption of beef, chicken or other food products could affect consumer preferences and could negatively impact our results of operations.

Consumer preferences could be affected by health concerns about the avian influenza, also known as bird flu,  the consumption of beef, the key ingredient in many of our menu items, or negative publicity or publication of government or industry findings concerning food quality, illness and injury. Further, consumers may react negatively to reports concerning our food products or health or other concerns or operating issues stemming from one or more of our restaurants. Such negative publicity, whether or not valid, may adversely affect demand for our food and could result in decreased guest traffic to our restaurants. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business and adversely affect our profitability.

We are subject to extensive government regulation that may adversely hinder or impact our ability to govern various aspects of our business including our ability to expand and develop our restaurants.

Our business is subject to various federal, state and local government regulations, including those relating to the food safety, alcoholic beverage control and public health and safety. Difficulties or failures in obtaining or maintaining the required licenses and approvals could delay the opening or affect the continued operation and profitability of one or more restaurants in a particular area.

We are also subject to “dram shop” statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Failure to comply with alcoholic beverage control or dram shop regulations could subject the company to liability and could adversely affect our business.

Various federal and state employment laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor regulations and sales taxes. Additional government-imposed increases in federal and state minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for team members who receive tips, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

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

In addition, any failure by us to comply with the various federal and state labor laws governing our relationship with our team members including requirements pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor requirements and sales taxes, may have a material adverse effect on our business or operations. We have been subject to such claims from time to time. We currently are subject to certain purported class action lawsuits that allege failure to comply with California wage and hour regulations, more particularly described in “Item 3. Legal Proceedings”. The possibility of a material adverse effect on our business relating to employment litigation is even more pronounced given the high concentration of team members employed in the western United States, as this region, and California in particular, has a substantial amount of legislative and judicial activity pertaining to employment-related issues. Further, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

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

Risks related to our company

An unfavorable finding in the SEC’s ongoing investigation of the Company or an adverse judgment in either of the purported securities class action lawsuits could have a material adverse effect on us.

As previously disclosed, we are the subject of a formal SEC investigation into the use of chartered aircraft and travel and entertainment expenses by the person who was our former chairman, chief executive officer and president. We completed an internal investigation regarding these same matters in August 2005 and at such time notified the SEC as to the results of such investigation. Since such time, we have cooperated and intend to continue to cooperate with the SEC in order to bring the investigation of the Company to a conclusion as promptly as possible. In addition, as previously disclosed, we are the defendant in two purported securities class action lawsuits. We are unable to predict the ultimate focus or outcome of the SEC investigation or the securities class actions, or when the investigation and the securities class actions will be completed. Any unfavorable finding from the SEC as a result of the investigation or an adverse judgment in either of the securities class actions could have a material adverse effect on our reputation, business, results of operations, financial position and cash flows. See “Item 3. Legal Proceedings.”

The costs of the SEC investigation and the purported securities class action lawsuits may result in significant additional expenses.

The costs of the formal SEC investigation and the costs of defending the purported securities class action lawsuits have been significant and may, in the future, be material to our results of operations. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to cooperate with the SEC investigation have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to activities relating to the SEC investigation and the securities class actions. See “Item 3. Legal Proceedings.”

Our stock price may be volatile.

The recent market for our equity securities has been extremely volatile. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•       actual or anticipated variations in our quarterly results of operations;

•       changes in market valuations of companies in our industry;

•       changes in investor expectations of future financial performance or changes in estimates of securities analysts;

•       fluctuations in stock market prices and volumes;

•       our issuances of common stock or other securities in the future; and

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

We own real estate for 32 company-owned restaurants located in Arizona (3); Arkansas (2); California (2); Colorado (3); Georgia (1); Illinois (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (4); Pennsylvania (3); Virginia (4); and Washington (2). In addition, we own one property in Florida and a second property in Texas, both of which we lease to others.

Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 30, 2011. We lease small regional offices of less than 3,500 square feet in Seattle, Washington and Tustin, California under leases expiring December 2010.

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

On February 1, 2006, we received a notice from the SEC that the SEC had issued a formal order of investigation related to the above-mentioned internal investigation. The SEC indicated in its order that it had not determined whether we had violated the law in any way. We have cooperated with the SEC and we intend to continue to cooperate fully with the SEC in its formal investigation.

On August 15, 2005, Andre Andropolis filed a purported class action complaint against us, the former chief executive officer and former chief financial officer (the Andropolis Complaint) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of our common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the Baird Complaint) on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint in the United States District Court for the District of Colorado. Both complaints allege that the Company and our former chief executive officer and former chief financial officer violated Sections 10(b) (including Rule 10b-5) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) by disseminating false and misleading financial reports on behalf of the Company and by withholding adverse financial information on behalf of the Company from the class, and that the individual defendants were control persons who caused the Company to engage in such acts. The plaintiffs further allege that, because of the actions of the former chief executive officer and former chief financial officer, our stock price became inflated between November 8, 2004 and August 11, 2005, and on August 12, 2005, our stock price fell sharply following the disclosure of the investigation. The class has not been certified and no discovery has occurred. Lead plaintiff, City of Philadelphia Board of Pensions and Retirement (the Lead Plaintiff) and Lead Counsel have been appointed for both of these class actions. We refer below to these class actions collectively as “Andropolis”.

On February 28, 2006, the Lead Plaintiff filed a consolidated complaint. In addition to the allegations in the initial Andropolis Complaint against us and our former chief executive officer and former chief financial officer, the consolidated complaint alleges that the Company and our current chief executive officer and current chief financial officer violated Sections 10(b) and 20(a) of the Exchange Act in connection with our announcement on January 10, 2006 that the Company was lowering its guidance for the quarter ended December 25, 2005, alleges claims against our former controller and alleges violations of Section 14(a) of the Exchange Act. The consolidated complaint seeks damages on behalf of a putative class of purchasers of our common stock during the putative class period of August 13, 2004 to January 9, 2006 (inclusive).

On January 2, 2007, the court granted the defendants’ motions to dismiss all claims with prejudice. Final judgment was entered on January 17, 2007 and plaintiffs filed a Notice of Appeal on February 14, 2007.

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of our company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against us as a nominal defendant and against the former chief executive officer, then-current board members and our current senior vice president and chief concept officer. The Wilster Complaint alleged that several of the individual defendants improperly profited from their sales of Company stock while they knew proprietary, non-public information regarding the former chief executive officer’s alleged abuse of his corporate position. The Wilster Complaint also alleged that the defendants breached their fiduciary duty, abused their control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched at the expense of and to the detriment of the company by failing to act on the former chief executive officer’s alleged abuse of his corporate position and by waiving a conflict of interest resulting from proposed franchise development involving the former chief executive officer and the senior vice president and chief concept officer. The Wilster Complaint sought monetary damages against the individual defendants, equitable relief, restitution and attorneys’ fees. On December 15, 2005, Wilster filed an amended stockholder derivative complaint (the Amended Wilster Complaint) that added the former chief financial officer as a defendant. On August 3, 2006, the Court in the Wilster case granted our motion to dismiss all claims against all defendants for failure to plead demand futility. The Court ruled that the Wilster plaintiff failed to allege particularized facts to show that a majority of the Board lacked independence or was interested in the challenged transactions and activity such that a pre-litigation demand on the Board was futile. The plaintiff has appealed this ruling to the United States Court of Appeals for the Tenth Circuit.

The Wilster case had been consolidated for pretrial purposes with the Andropolis case.

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California. The Huggett lawsuit alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and the provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The Huggett complaint states claims for damages, including punitive and exemplary damages and injunctive relief. The Company filed an answer to the Huggett complaint and removed the case to the United States District Court for the Central District of California. On March 13, 2006, Huggett filed a motion to remand the case to the California state court. On June 9, 2006, the Court denied the motion to remand.

In December 2006, we were served with two additional purported class action lawsuits alleging claims similar to the Huggett matter. William Harper v. Red Robin International, Inc. was filed in the Superior Court of California alleging failure by us to provide its employees meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc. was filed the same day as the Harper case and served on us. In the Hill case, a former employee alleges failure to comply with

California wage and hour regulations including failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks. The Company filed its answer to the complaint and the case was removed to the United States District Court for the Central District of California.

The Company filed a notice of related case with the Court in the Huggett case because the class described in the Harper case is the same.

We believe these suits to be without merit. Although we plan to vigorously defend these suits, we cannot predict the outcome of these lawsuits or what actions the SEC may take. It is possible that we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on our financial condition and results of operations.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on our financial position and results of operations.

See Note 10, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding certain legal proceedings to which we are a party.

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

	Sales Price
	High	Low
2006
4th Quarter	$49.14	$32.42
3rd Quarter	50.85	33.93
2nd Quarter	48.20	38.50
1st Quarter	53.29	35.29
2005
4th Quarter	$57.47	$42.21
3rd Quarter	61.86	40.34
2nd Quarter	62.91	47.85
1st Quarter	54.19	43.72

As of February 23, 2007, there were approximately 191 registered owners of our common stock.

Dividends

We did not declare or pay any cash dividends on our common stock during 2006 or 2005. We currently anticipate that we will retain any future earnings for the operation and expansion of our business. In addition, our revolving credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

We did not repurchase any of our registered securities during the fourth quarter of 2006. The Company currently has no programs which have been approved by stockholders pursuant to which we would repurchase any of our equity securities. In addition, repurchases of Company stock are specifically restricted under the terms of our revolving credit agreement.

Performance Graph

The following graph compares the yearly percentage in cumulative total shareholders return on Common Stock of the Company since July 19, 2002, the date the Company became public, with the cumulative total return over the same period for (i) the Russell 3000 Index, and (ii) a peer group (Peer Group) consisting of the restaurant companies appearing in the S&P Small Cap 600 index with the Company. The Peer Group is composed of the following fourteen restaurant companies: California Pizza Kitchen Inc., CEC Entertainments, CKE Restaurants Inc., Ihop Corp., Jack In The Box Inc., Landrys Restaurants Inc., OCharleys Inc., PF Chang China Bistro Inc., Panera Bread Company, Rare Hospitality

International Inc., Papa Johns International Inc., Sonic Corp., Steak N Shake Company, and Triarc Companies Inc.

Pursuant to rules of the Securities and Exchange Commission (“SEC”), the comparison assumes $100 was invested on 7/19/02 in the Company’s Common Stock and in each of the indices.

Also pursuant to SEC rules, the returns of each of the companies in the Peer Group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historic stock price is not indicative of future stock price performance.

This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.”

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
And A Peer Group

		Fiscal Years
	7/19/2002	2002	2003	2004	2005	2006
Red Robin Gourmet Burgers, Inc.	$100.00	$104.26	$249.35	$437.56	$417.02	$293.37
Russell 3000	100.00	104.04	136.35	152.64	161.98	187.44
Peer Group	100.00	95.83	129.91	166.94	174.63	193.70

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

	Fiscal Year Ended(1)
	2006(2)	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
Restaurant revenue	$603,391	$471,860	$391,317	$314,371	$261,633
Franchise royalties and fees	15,131	13,850	11,769	9,320	8,565
Rent revenue	199	313	300	409	327
Total revenues	618,721	486,023	403,386	324,100	270,525
Costs and expenses:
Restaurant operating costs:
Cost of sales	136,470	109,419	93,280	75,067	61,009
Labor(3)	206,572	160,142	131,379	108,365	90,145
Operating	94,733	71,929	57,158	48,085	40,428
Occupancy	37,593	29,669	25,242	21,248	17,830
Restaurant closures and impairment	—	—	—	—	1,393
Depreciation and amortization	33,874	26,115	21,070	16,395	13,198
General and administrative(3)	46,420	32,015	28,452	21,990	20,239
Franchise development	4,985	4,651	4,046	2,848	3,256
Pre-opening costs	8,491	6,250	5,143	3,891	2,265
Reacquired franchise costs	1,735	—	—	—	—
Significant and unusual items, net	—	1,543	—	—	—
Other	—	—	—	—	(795)
Total costs and expenses	570,873	441,733	365,770	297,889	248,968
Income from operations	47,848	44,290	37,616	26,211	21,557
Other (income) expense:
Interest expense, net(4)	5,567	2,969	2,384	2,633	5,371
Gain on sale of property	—	—	(257)	—	—
Loss on extinguishment of debt	—	—	—	258	4,336
Other	(18)	77	89	(14)	106
Total other expenses	5,549	3,046	2,216	2,877	9,813
Income before income taxes	42,299	41,244	35,400	23,334	11,744
Provision for income taxes	12,937	13,858	12,019	7,888	3,857
Net income	$29,362	$27,386	$23,381	$15,446	$7,887
Earnings per share
Basic	$1.78	$1.68	$1.46	$1.02	$0.64
Diluted(5)	$1.75	$1.64	$1.43	$1.00	$0.62
Shares used in computing earnings per share
Basic	16,538	16,292	16,022	15,182	12,278
Diluted	16,736	16,656	16,406	15,465	12,660

	Fiscal Year Ended(1)
	2006(2)	2005	2004	2003	2002
	(in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$2,762	$3,340	$4,980	$4,871	$4,797
Total assets	450,598	334,421	264,501	214,382	173,774
Long-term debt, including current portion(4)	113,971	58,524	47,743	37,628	39,980
Total stockholders’ equity(4)	243,533	204,859	161,733	132,386	98,022
Cash Flow Data:
Net cash provided by operating activities	$78,525	$65,274	$54,374	$38,981	$27,342
Net cash used in investing activities	(136,863)	(83,331)	(68,404)	(52,831)	(43,252)
Net cash provided by financing activities	57,760	16,417	14,139	13,924	1,715
Selected Operating Data:
Average annual comparable restaurant sales volumes(6)	$3,314	$3,288	$3,210	$2,994	$2,938
Company-owned restaurants open at end of period	208	163	137	115	96
Franchised restaurants open at end of period	139	136	118	103	98
Comparable restaurant sales increase(6)	2.4%	3.9%	7.5%	4.1%	1.8%

(1)          2006 was a 53-week fiscal year. 2002 through 2005 were 52-week fiscal years.

(2)          Fiscal year 2006 reflects the acquisition of 13 franchised restaurants in the state of Washington. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

(3)          Fiscal year 2006 include charges of $894,000 and $4.9 million in restaurant labor costs and general and administrative costs, respectively, due to the change in stock option expensing requirements upon the adoption of SFAS 123R.

(4)          In November 2003, we received proceeds of $18.0 million from a secondary offering of common stock. These proceeds were used to repay $18.0 million of borrowings outstanding under our revolving credit agreement.

(5)          Fiscal year 2006 earnings per diluted share includes approximately $0.11 per share related to an additional week.

(6)          Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2006 were calculated on a 53-week basis.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our discussions for the year ending December 31, 2006 refer to a 53-week period with the fifty-third week falling in the fourth quarter. The fiscal years ending December 25, 2005 and December 26, 2004 included 52 weeks.

As of December 31, 2006, we owned and operated, or franchised 347 Red Robin® restaurants in 38 states and Canada, of which 208 are company-owned and the remaining 139 of which operate under franchise agreements. In fiscal 2007, we plan to open between 24 and 27 new company-owned Red Robin Gourmet Burger restaurants and we believe our franchisees will open between 15 and 17 new restaurants. In addition, we plan to acquire the assets of 17 Red Robin franchised restaurants in the state of California.

Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

The casual dining restaurant industry has become more complex and challenging in recent years. Challenges include increased competition among casual dining restaurant chains for the guest’s discretionary dining dollars, increasing labor and benefit costs, increased energy and petroleum-based product prices, changes in the economy and increasing real-estate and development costs to build new restaurants. In light of these complexities and challenges, management has pursued a disciplined growth strategy that focuses on adding company-owned restaurants and increasing sales at existing restaurants. In addition, management is focused on managing restaurant operating costs and building our corporate infrastructure to facilitate our long-term growth expectations.

The following summarizes the most significant events occurring or affecting us in 2006:

•       Impact of Fifty-third Week. In fiscal 2006, the fifty-third week added $14.4 million to restaurant sales and $0.11 to diluted earnings per share in our Consolidated Statements of Income. For the purposes of comparison, the calculation of the comparable restaurant sales increases presented for 2006 was made on a 53 week fiscal year basis by including the first week of the 2006 fiscal year in the comparable restaurant performance for 2005. The calculation of average weekly sales presented for 2006 was calculated on a 53-week basis, but the 2005 and 2004 average weekly sales statistics have not been modified from previous disclosures.

•       Franchise Acquisition. We acquired 13 franchised Red Robin® restaurants in the state of Washington for $42.5 million. The cash purchase price was funded through borrowings under the Company’s existing credit facility. The franchised restaurants were owned by various entities affiliated with Great Western Dining, the former manager of the restaurants. The 13 restaurants collectively are referred to as the Acquired Restaurants and have been included in our results of operations beginning July 10, 2006. We incurred a charge of $1.7 million related to the reacquisition of the existing franchise and development agreements of the Acquired Restaurants. This charge is reported as “Reacquired franchise costs” in the Consolidated Statements of Income.

•       Comparable Restaurant Sales. On a comparable-basis of 53 weeks for fiscal 2006 and 2005, the increase in comparable restaurants sales was 2.4%. This increase reflects an increase in the average guest check of 1.9% and an increase in guest counts of 0.5% over 2005. Average weekly sales volumes for comparable restaurants increased 0.8% from $63,236 in 2005 to $63,729 in 2006.

•       New Restaurant Openings. In fiscal 2006, we opened 32 company-owned restaurants, many of which were opened in new markets. Approximately 60% of total non-comparable restaurant operating weeks were in new markets in 2006 compared to 42% in 2005. New markets present operational challenges as we expand into markets where we have less brand recognition, a lower concentration of trained team members and generally higher operating costs. As such, average unit volumes of these restaurants are less than those non-comparable restaurants opened in existing markets, where we have an established guest base and higher brand recognition. In 2006, our non-comparable restaurant volumes declined 5.0% from 2005 levels.

•       Adoption of SFAS No. 123(R). In the first quarter of 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, (SFAS 123(R), a revision of SFAS 123, Accounting for Stock-Based Compensation, using the modified prospective transition method and, therefore we have not retrospectively adjusted results for prior periods. For the fiscal year ended December 31, 2006, we recognized total pre-tax stock-based compensation expense of $5.8 million, of which $894,000 and $4.9 million were recognized in restaurant labor and general and administrative expenses, respectively.

Unit Data and Comparable Restaurant Sales

The following table details data pertaining to the number of restaurant units for both company-owned and franchise locations for the years indicated.

	2006	2005	2004
Company-owned:
Beginning of period	163	137	115
Opened during period	32	26	22
Acquired or assumed from franchisees	13	—	—
End of period	208	163	137
Franchised:
Beginning of period	136	118	103
Opened during period	16	19	17
Sold to company-owned	(13)	—	—
Closed during period	—	(1)	(2)
End of period	139	136	118
Total number of Red Robin® restaurants	347	299	255

Between December 31, 2006 and February 26, 2007, we opened 6 additional company-owned restaurants and our franchisees have opened 3 additional franchise restaurants. We also closed one company-owned restaurant and one franchised restaurant since December 31, 2006, both due to lease expirations. We expect to open between 24 and 27 company-owned restaurants during 2007. We anticipate that our franchisees will open between 15 and 17 restaurants during 2007.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2006	2005	2004
	(53 Weeks)
Revenues:
Restaurant	97.5%	97.1%	97.0%
Franchise royalties and fees	2.5	2.8	2.9
Rent revenue	—	0.1	0.1
Total revenues	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	22.6	23.2	23.8
Labor (includes 0.1%, 0% and 0% of stock-based compensation expense, respectively)	34.2	33.9	33.6
Operating	15.7	15.2	14.6
Occupancy	6.2	6.3	6.5
Total restaurant operating costs	78.7	78.6	78.5
Depreciation and amortization	5.5	5.4	5.2
General and administrative (includes 0.8%, 0.0% and 0% of stock-based compensation expense, respectively)	7.6	6.6	7.1
Franchise development	0.8	1.0	1.0
Pre-opening costs	1.4	1.3	1.3
Reacquired franchise costs	0.3	—	—
Significant and unusual items, net (includes 0%, 0.6% and 0% of stock-based compensation expense, respectively)	—	0.3	—
Income from operations	7.7	9.1	9.3
Other (income) expense:
Interest expense	0.9	0.6	0.7
Interest income	—	—	(0.1)
Gain on sale of property	—	—	(0.1)
Total other expenses	0.9	0.6	0.5
Income before income taxes	6.8	8.5	8.7
Provision for income taxes	(2.1)	(2.9)	(3.0)
Net income	4.7%	5.6%	5.7%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
Restaurant revenue	$603,391	$471,860	27.9%	$391,317	20.6%
Franchise royalties and fees	15,131	13,850	9.2%	11,769	17.7%
Rent revenue	199	313	(36.4)%	300	4.3%
Total revenues	$618,721	$486,023	27.3%	$403,386	20.5%
Average weekly sales volumes:
Comparable restaurants	$63,729	$63,236	0.8%	$61,732	2.4%
Non-comparable restaurants	$55,806	$58,770	(5.0)%	$56,161	4.6%
Acquired Restaurants	$83,798	$—	—%	$—	—%

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $131.5 million, or 27.9% from 2005. The inclusion of the fifty-third week in 2006 contributed $14.4 million of revenue. Adjusting for this extra week, the 24.8% increase is driven by the growth in the number of non-comparable restaurants, the Acquired Restaurants, and a 2.4% increase in comparable restaurant revenues from 2005. The increase in comparable restaurant revenues was driven by a 0.5% increase in guest counts and a 1.9% increase in the average check. The revenue growth in 2005 over 2004 was attributable to the opening of 26 new restaurants in 2005 and a 3.9% increase in comparable restaurant revenues over 2004.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base during each period. At the end of 2006, there were 148 comparable restaurants compared to 125 comparable restaurants in 2005. Non-comparable restaurants included in the average weekly sales volumes calculation include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of 2006, there were 47 non-comparable restaurants versus 53 in 2005. Fluctuations in average weekly sales volumes in comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The increase in average comparable weekly sales in 2006 was primarily the result of the increase in same store sales growth partially offset by a higher weighting of the 23 less mature restaurants entering the comparable base in 2006. The performance of these newer restaurants entering the comparable base reflects the historical ramp up of our restaurants during the early years of operations. We believe this lower average performance is due to the opening of our new restaurants in a larger ratio of new markets where we have a lower concentration of restaurants, established guests and little or no brand awareness. Approximately 60% of total non-comparable restaurant operating weeks in 2006 were in new markets compared to 42% in 2005.

Growth in restaurant revenue is expected to continue as we open between 24 and 27 new restaurants in 2007 and realize a full year of revenue from our Acquired Restaurants. In addition, we will be effecting an approximate 0.9% price increase early in the second quarter of 2007 of which we expect to realize 50% to 70% of this price increase in actual revenue increases. In addition, we believe our national media campaign scheduled to begin in 2007 will increase revenue by improving our guest counts.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased in 2006 due primarily to the 16 restaurants opened by our franchisees during the year and the 19 restaurants opened in 2005, offset by the reduction in franchise fees from the Acquired Restaurants for the last half of the year. Our franchisees reported that comparable sales for U.S. and Canadian restaurants increased 2.5% and 7.9%, respectively. Franchise royalties and fees for 2005 increased due to 19 franchise restaurants opened during 2005 compared to 17 opened in 2004.

Costs and Expenses

Cost of Sales

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
Cost of sales	$136,470	$109,419	24.7%	$93,280	17.3%
As a percent of restaurant revenue	22.6%	23.2%	(0.6)%	23.8%	(0.6)%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. As a percentage of restaurant revenues, cost of sales improved 0.6%, due primarily to lower commodity costs and menu mix changes to lower costs items, as well as the leverage from price increases implemented since June 2005. The recent extreme weather in the produce growing states has put pressure on our produce costs in the first quarter of 2007, however, we expect nominal increases in our food costs through 2007.

In 2005, cost of sales as a percentage of restaurant revenue decreased to 23.2% compared to 2004, primarily due to lower commodity costs as well as menu mix changes to lower costs items and purchasing initiatives designed to reduce food and beverage costs

Labor

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
Labor	$206,572	$160,142	29.0%	$131,379	21.9%
As a percent of restaurant revenues	34.2%	33.9%	0.3%	33.6%	0.3%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. Labor as a percentage of restaurant revenue increased as a result of increases related to hourly and salaried labor costs as a percentage of revenue in our non-comparable restaurants as well as approximately $894,000 of stock compensation expense related to our adoption of SFAS 123R. The increase reflects the higher weighting of labor costs from our less efficient non-comparable restaurants opened in 2006 and 2005. We expect to see an increase in labor as a percentage of restaurant revenues during 2007, compared to 2006, to continue due to state minimum wage increases, as well as due to the continued weighting on our labor costs from our less efficient new restaurants.

In 2005, labor costs increased 0.3% primarily due to higher salaries and wages, and higher benefit costs from our self-insured programs.

Operating

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
Operating	$94,733	$71,929	31.7%	$57,158	25.8%
As a percent of restaurant revenues	15.7%	15.2%	0.5%	14.6%	0.6%

Operating costs include variable costs such as restaurant supplies, advertising and energy costs, and fixed costs such as service repairs and maintenance costs. The increase in operating costs as a percentage of restaurant revenues in 2006 reflects higher energy expenses. The higher energy costs were driven by increased rates charged to our restaurants as well as increased usage which resulted from severe weather in our northwest and southwest operations. Supplies expense also reflects higher petroleum-based materials costs, fuel surcharges and transportation costs that began to increase our base supply costs in 2005. We expect to see the impact of energy costs to lessen in 2007. Incremental costs of our national advertising campaign is expected to increase operating costs as a percentage of restaurant revenue.

In 2005, operating costs as a percentage of restaurant revenue increased primarily due to higher energy, supplies, and repairs and maintenance expenses. Our higher energy costs resulted from increases in rates charged to our restaurants for natural gas and oil-based utilities. Supplies expense also reflected higher petroleum-based materials costs, fuel surcharges and transportation costs that added to our base supply costs in 2005.

Occupancy

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
Occupancy	$37,593	$29,669	26.7%	$25,242	17.5%
As a percent of restaurant revenues	6.2%	6.3%	(0.1)%	6.5%	(0.2)%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. Our occupancy costs generally increase with sales volume but decline as a percentage of restaurant revenues as we leverage our fixed costs. As a percentage of restaurant revenues, occupancy costs were comparable to 2005 with modest decreases in insurance and taxes somewhat offset by a modest increase in percentage rent.

Occupancy costs as a percentage of restaurant revenue improved in 2005 in comparison to 2004 as lease costs declined as a percentage of revenue offset by modest increases in insurance and percentage rents.

Depreciation and Amortization

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
Depreciation and amortization	$33,874	$26,115	29.7%	$21,070	23.9%
As a percent of total revenues	5.5%	5.4%	0.1%	5.2%	0.2%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and liquor licenses. Depreciation and amortization expense as a percentage of total revenues increased in 2006 primarily due to the increased depreciation and amortization for tangible and intangible assets related to the Acquired Restaurants as well as the increase in per restaurant costs capitalized for restaurants opened in 2006 and 2005.

In 2005, depreciation and amortization increased over 2004 primarily due to the addition of 26 new restaurants in 2005 and a full year of depreciation related to the 22 restaurants opened in 2004. The increase in depreciation and amortization as a percentage of total revenues was primarily the result of newer restaurants having a higher depreciable costs basis than older restaurants.

General and Administrative

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
General and administrative	$46,420	$32,015	45.0%	$28,452	12.5%
As a percent of total revenues	7.6%	6.6%	1.0%	7.1%	(0.5)%

General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, professional and consulting fees and marketing costs. General and administrative costs as a percentage of total revenues increased in 2006 primarily due to stock-based compensation expense related to our adoption of SFAS 123R. Total stock compensation expense was $4.9 million or 0.8% of total revenues. Higher headcount and increased salaries made up the remaining difference from 2005. During 2007, we plan to add resources to the corporate support and field supervision activities commensurate with the planned openings of between 24 and 27 new restaurants in 2007 and to build infrastructure to facilitate our long-term growth strategy. Generally, we expect general and administrative expenses to increase from quarter to quarter during 2007 but to decline as a percentage of total revenues over time.

Our 2005 general and administrative expenses as a percentage of total revenue increased over 2004 primarily due to a $4.3 million increase for additional headcount, higher salaries and related costs attributable to operating additional company-owned restaurants. In 2005, we also recorded a $1.1 million increase in legal fees related, in part, to the matters described in Part I, Item 3—Legal Proceedings. These increases were partially offset by a $1.2 million decrease in marketing expenses.

Franchise Development

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
Franchise development	$4,985	$4,651	7.2%	$4,046	15.0%
As a percent of total revenues	0.8%	1.0%	(0.2)%	1.0%	—%

Franchise development costs include the costs of our franchise and operations support teams including salaries and benefits, travel and training expenses, and costs associated with our annual leadership conference. Franchise development expenses increased in 2006 primarily due to an increase in expenses related to our leadership conference, offset by efficiencies and leveraged expenses of our franchise team to support the opening of 16 franchise restaurants. We anticipate that franchise development cost will continue to be leveraged against increased revenues in 2007 as our franchisees begin to provide additional resources to their new restaurant openings and training. Franchise development expenses as a percentage of total revenues decreased slightly for 2006 compared to 2005.

Franchise development expenses in 2005 increased over 2004 primarily due to an increase in expenses related to our leadership conference offset by efficiencies and leveraged expenses of our franchise team to support the opening of 19 franchise restaurants. Our franchisees opened 19 restaurants during 2005 compared to 17 in 2004.

Pre-opening Costs

(In thousands, except percentages)	2006	2005	2006-2005 Percent Change	2004	2005-2004 Percent Change
Pre-opening costs	$8,491	$6,250	35.9%	$5,143	21.5%
As a percent of total revenues	1.4%	1.3%	0.1%	1.3%	—%
Average per restaurant pre-opening costs	$251	$240	4.6%	$234	2.6%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for 2006, 2005 and 2004 reflect the opening of 32, 26 and 22 new restaurants respectively. Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented. The increases in our average pre-opening costs per restaurant reflects an increase in lease costs incurred prior to opening. These increased lease costs are driven by the number of restaurants built on leased land versus restaurants built on purchased land. Our 2006 new restaurants are weighted more heavily to leased land than our 2005 restaurant openings. We expect that pre-opening costs will continue to increase in 2007 as we open between 24 and 27 new restaurants, including many in new markets. In addition, higher pre-opening costs per restaurant will reflect costs to implement our new restaurant training initiatives.

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

In the third quarter of 2005, in accordance with the Financial Accounting Standards Board’s (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44), we recorded a non-cash stock-based compensation expense of $2.8 million. This expense relates to previously modified and exercised stock options of our former chairman, president and chief executive officer and former senior vice president and former chief financial officer.

Interest Expense

Interest expense in 2006, 2005 and 2004 was $5.8 million, $3.1 million and $2.7 million, respectively. Interest expense in 2006 was higher due to higher borrowings outstanding under our revolving credit facility and a slightly higher average interest rate of 7.3% versus 6.9% in 2005. This increase was partially offset by higher capitalized interest incurred in the construction of our new restaurants during 2006. In late 2005, we amended our revolving credit facility to lower the effective interest rates. However, we believe interest expense will continue to increase as we continue to fund our restaurant unit growth and our potential acquisition of the 17 restaurants in California with additional borrowings.

Provision for Income Taxes

The provision for income taxes decreased $1.0 million, or 7.0%, to $12.9 million in 2006, from $13.9 million in 2005. The decrease was primarily due to more favorable tax credits and state apportionment factors resulting from a shift in our income to states with lower tax rates. Our effective income tax rate was 30.6% for 2006, 33.6% for 2005 and 34.0% for 2004. We anticipate that out 2007 effective tax rate will be approximately 32%.

Liquidity and Capital Resources

General.   Cash and cash equivalents decreased $0.5 million to $2.8 million at December 31, 2006 from $3.3 million at the beginning of the fiscal year, primarily due to the Company’s development and construction of new restaurants and acquisition of the Washington restaurants. Cash inflows were provided from operating activities, net borrowings under the revolving credit agreement, and to a lesser extent proceeds from the exercise of team member stock options and stock purchases. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants and to reduce borrowings under our revolving credit agreement.

Financial Condition.   The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.

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

Our credit facility is currently comprised of a $200 million revolving credit facility maturing on December 14, 2010. Borrowings under the amended credit agreement bear interest at one of the following rates as selected by the Company:  an Alternative Base Rate (ABR), which is based on the Prime Rate plus 0.00% to 0.25% or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 0.625% to 1.25%. In addition to the ABR and LIBOR loans, the agreement provides for a swing-line loan sub-facility which allows the Company to borrow up to $7.5 million. The credit facility also requires us to pay the lender an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets and certain real property assets to secure our obligations under the credit facility. As long as the Company meets a certain financial leverage ratio, the Company will not be required to mortgage or encumber real property assets acquired in the future. Additionally, certain of our real and personal property secure other indebtedness of the Company. At December 31, 2006, we had $99.0 million of borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $4.6 million.

Covenants.   We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of December 31, 2006, we were in compliance with all debt covenants.

Total debt outstanding increased to $114.0 million at December 31, 2006 from $58.5 million at December 25, 2005, due to additional borrowings to construct new restaurants, finance our franchise acquisition, and acquire other assets, offset by payments made on capital lease obligations.

Contractual Obligations.   The following table summarizes the amounts of payments due under specified contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$110,222	$1,556	$2,321	$105,064	$1,281
Capital lease obligations(2)	15,768	1,314	2,594	2,503	9,357
Operating lease obligations(3)	368,402	24,517	49,729	48,075	246,081
Purchase obligations(4)	23,334	4,457	18,887	—	—
Other non current liabilities(5)	5,783	—	2,230	1,392	2,161

(1)          Long-term debt obligations represent borrowings under our revolving credit agreement and other collateralized notes payable, including interest of $26.6 million.

(2)          Capital lease obligations include interest of $5.9 million.

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

Capital Expenditures.   Capital expenditures, including capital lease obligations, were $95.6 million, $86.8 million and $70.7 million in 2006, 2005 and 2004, respectively. Fiscal 2006, compared with fiscal 2005, includes higher expenditures for new restaurants as well as increases in facility improvements. The increase in cash flows utilized in 2005 compared with 2004 was primarily due to expenditures for new restaurant construction and remodeling.

In fiscal year 2007, capital expenditures are expected to be approximately $85 million to $95 million. In addition to the construction of 24 to 27 new restaurants, we will continue our investment in restaurant remodels and capital improvements as well as expanding our corporate infrastructure to support our growth model. We have also announced plans to acquire 17 franchise owned restaurants with an estimated purchase price of approximately $50.5 million. We will fund the acquisition of these restaurants using borrowings from our existing credit facility.

Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition, we may use capital in the acquisition of franchise restaurants. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Additional potential sources of liquidity to a lesser extent include the issuance of company stock under our stock option and employee stock purchase plans. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditures and working capital requirements for at least the next twelve months.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants and, to a lesser extent, commodity prices for certain foods we purchase at market rates. Uncertainties related to higher costs, including energy costs, commodity prices, wages such as the potential federal minimum wage increase, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2007.

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

Critical Accounting Policies and Estimates

We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgment. Information regarding the Company’s other significant accounting policies is disclosed in Note 1 of our consolidated financial statements.

Stock-Based Compensation Expense.   Effective December 26, 2005, the beginning of the first quarter of fiscal year 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Therefore, we have not retrospectively adjusted prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation using the Black-Scholes option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option, net of our expectation of forfeitures. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective and judgmental assumptions, including volatility, interest rates, and expected option life. If any of the assumptions used in the model or our assumption of forfeiture rates change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the fiscal years ended December 31, 2006, December 25, 2005 or December 26, 2004.

Goodwill.   We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2006 and determined that there were no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At December 31, 2006, goodwill recorded in the consolidated balance sheet totaled $43.5 million.

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

Judgments made by management with respect to the Company’s lease obligations include the probable term for each lease that affects the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Insurance/Self-Insurance Liabilities.   The Company is self-insured for a portion of losses related to group health insurance, general liability and workers’ compensation. We maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial based estimates, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of self-insured experience is short and our significant rate of growth could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than those reported under these programs.

Off Balance Sheet Arrangements

Except for operating leases (primarily restaurant leases) entered into the normal course of business we do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for our fiscal year beginning December 31, 2008. We are evaluating the impact the adoption of SFAS 157 will have on our consolidated financial statements.

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

In March 2006, the FASB issued EITF Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for our fiscal year beginning January 1, 2007. We present company sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

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

As of December 31, 2006, we had $104.1 million of borrowings subject to variable interest rates, and a 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuating $1.0 million on an annualized basis.

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
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and December 25, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on December 26, 2005 in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 2007

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2006	December 25, 2005
Assets:
Current Assets:
Cash and cash equivalents	$2,762	$3,340
Accounts receivable, net	3,305	3,589
Inventories	8,486	6,485
Prepaid expenses and other current assets	5,885	5,340
Income tax receivable	5,862	1,516
Deferred tax asset	2,156	2,046
Restricted current assets—marketing funds	827	1,548
Total current assets	29,283	23,864
Property and equipment, net	351,736	270,279
Deferred tax asset	—	4,129
Goodwill	43,496	25,720
Intangible assets, net	22,772	7,372
Other assets, net	3,311	3,057
Total assets	$450,598	$334,421
Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$6,312	$5,675
Construction related payables	17,839	8,340
Accrued payroll and payroll related liabilities	19,144	17,459
Unredeemed gift certificates	9,374	7,273
Accrued liabilities	15,036	10,137
Accrued liabilities—marketing funds	827	1,548
Current portion of long-term debt and capital lease obligations	1,630	2,861
Total current liabilities	70,162	53,293
Deferred rent	18,076	15,331
Long-term debt and capital lease obligations	112,341	55,663
Other non-current liabilities	6,486	5,275
Total liabilities	207,065	129,562
Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,589,248 and 16,474,224 shares issued and outstanding	17	16
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	146,614	137,294
Accumulated other comprehensive income, net of tax	—	9
Retained earnings	96,985	67,623
Total stockholders’ equity	243,533	204,859
Total liabilities and stockholders’ equity	$450,598	$334,421

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Revenues:
Restaurant revenue	$603,391	$471,860	$391,317
Franchise royalties and fees	15,131	13,850	11,769
Rent revenue	199	313	300
Total revenues	618,721	486,023	403,386
Costs and expenses:
Restaurant operating costs:
Cost of sales	136,470	109,419	93,280
Labor (includes $894, $0 and $0 of stock-based compensation expense, respectively)	206,572	160,142	131,379
Operating	94,733	71,929	57,158
Occupancy	37,593	29,669	25,242
Depreciation and amortization	33,874	26,115	21,070
General and administrative expenses (includes $4,882, $97 and $0 of stock-based compensation expense, respectively)	46,420	32,015	28,452
Franchise development	4,985	4,651	4,046
Pre-opening costs	8,491	6,250	5,143
Reacquired franchise costs	1,735	—	—
Significant and unusual items, net (includes $0, $2,793 and $0 of stock-based compensation expense, respectively)	—	1,543	—
Total costs and expenses	570,873	441,733	365,770
Income from operations	47,848	44,290	37,616
Other (income) expense:
Interest expense	5,759	3,109	2,706
Interest income	(192)	(140)	(322)
Gain on sale of property	—	—	(257)
Other	(18)	77	89
Total other expenses	5,549	3,046	2,216
Income before income taxes	42,299	41,244	35,400
Provision for income taxes	12,937	13,858	12,019
Net income	$29,362	$27,386	$23,381
Earnings per share:
Basic	$1.78	$1.68	$1.46
Diluted	$1.75	$1.64	$1.43
Weighted average shares outstanding:
Basic	16,538	16,292	16,022
Diluted	16,736	16,656	16,406

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

								Accumulated
							Receivables	Other
							From	Comprehensive
	Common Stock		Treasury Stock		Paid-in	Deferred	Stockholders/	Income/(Loss),	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Officers	net of tax	Earnings	Total
Balance, December 28, 2003	15,970	$ 16	—	$ —	$ 122,184	$ (130)	$ (6,432)	$ (108)	$ 16,856	$ 132,386
Amortization of deferred compensation	—	—	—	—	—	80	—	—	—	80
Interest on notes from stockholders/officers	—	—	—	—	—	—	(303)	—	—	(303)
Repayment of stockholders/officers notes and related interest	—	—	—	—	—	—	2,580	—	—	2,580
Options exercised for common stock	161	—	—	—	1,434	—	—	—	—	1,434
Tax benefit on exercise of stock options	—	—	—	—	1,771	—	—	—	—	1,771
Common stock issued through employee stock purchase plan	15	—	—	—	296	—	—	—	—	296
Net income	—	—	—	—	—	—	—	—	23,381	23,381
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	108	—	108
Comprehensive income										23,489
Balance, December 26, 2004	16,146	16	—	—	125,685	(50)	(4,155)	—	40,237	161,733
Amortization of deferred compensation	—	—	—	—	—	50	—	—	—	50
Interest on notes from stockholders/officers	—	—	—	—	—	—	(68)	—	—	(68)
Repayment of stockholders/officers notes and related interest	—	—	—	—	—	—	4,223	—	—	4,223
Acquisition of treasury stock	—	—	11	(83)	—	—	—	—	—	(83)
Options exercised for common stock	325	—	—	—	5,758	—	—	—	—	5,758
Tax benefit on exercise of stock options	—	—	—	—	2,580	—	—	—	—	2,580
Non-cash stock compensation	—	—	—	—	2,839	—	—	—	—	2,839
Common stock issued through employee stock purchase plan	14	—	—	—	432	—	—	—	—	432
Net income	—	—	—	—	—	—	—	—	27,386	27,386
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	9	—	9
Comprehensive income										27,395
Balance, December 25, 2005	16,485	16	11	(83)	137,294	—	—	9	67,623	204,859
Options exercised for common stock	101	1	—	—	1,657	—	—	—	—	1,658
Tax benefit on exercise of stock options	—	—	—	—	817	—	—	—	—	817
Non-cash stock compensation	—	—	—	—	6,297	—	—	—	—	6,297
Common stock issued through employee stock purchase plan	14	—	—	—	549	—	—	—	—	549
Net income	—	—	—	—	—	—	—	—	29,362	29,362
Realized loss on cash flow hedge	—	—	—	—	—	—	—	(9)	—	(9)
Comprehensive income										29,353
Balance, December 31, 2006	16,600	$ 17	11	$ (83)	$ 146,614	$ —	$ —	$ —	$ 96,985	$ 243,533

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Cash Flows From Operating Activities:
Net income	$29,362	$27,386	$23,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,874	26,115	21,070
Provision (benefit) for deferred income taxes	4,722	(3,102)	3,532
Income tax benefit on exercise of stock options	—	2,580	1,771
Amortization of debt issuance costs	306	519	546
Stock-based compensation	5,776	2,890	80
Provision for doubtful accounts, net of charge-offs	—	—	7
Non-cash portion of gain on insurance settlement	—	(336)	—
Gain on sale of property and equipment	—	—	(257)
Accrued interest on stockholders/officers notes, net	—	555	(44)
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	284	(1,244)	(1,206)
Inventories	(1,395)	(1,063)	(1,065)
Prepaid expenses and other current assets	1,114	(867)	(716)
Income tax refund receivable	(5,867)	263	(607)
Other assets	(121)	(1,050)	(457)
Trade accounts payable and accrued liabilities	7,725	10,675	6,709
Deferred rent	2,745	1,953	1,338
Net cash provided by operating activities	78,525	65,274	54,082
Cash Flows From Investing Activities:
Purchases of property and equipment	(95,365)	(83,825)	(69,505)
Acquisition of franchise restaurants, net of cash acquired	(40,745)	—	—
Changes in marketing fund restricted cash	(753)	159	292
Proceeds from insurance settlement	—	335	—
Proceeds from sales of real estate, property and equipment	—	—	1,101
Net cash used in investing activities	(136,863)	(83,331)	(68,112)
Cash Flows From Financing Activities:
Borrowings of long-term debt	73,180	62,288	22,948
Payments of long-term debt and capital leases	(17,997)	(54,857)	(12,861)
Proceeds from exercise of stock options and employee stock purchase plan	2,207	6,190	1,731
Excess tax benefit related to exercise of stock options	817	—	—
Repayment of stockholders/officers note	—	3,600	2,321
Debt issuance costs	(447)	(721)	—
Purchase of treasury stock	—	(83)	—
Net cash provided by financing activities	57,760	16,417	14,139
Net increase (decrease) in cash and cash equivalents	$(578)	$(1,640)	$109
Cash and cash equivalents, beginning of year	3,340	4,980	4,871
Cash and cash equivalents, end of year	$2,762	$3,340	$4,980

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Summary of Significant Accounting Policies

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At December 31, 2006, the Company operated 208 company-owned restaurants located in 25 states. The Company also sells franchises, of which there were 139 restaurants in 24 states and two Canadian provinces as of December 31, 2006. The Company operates its business as one reportable segment.

Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2006 includes 53 weeks and fiscal years 2005 and 2004 include 52 weeks. The 2007 fiscal year will be 52 weeks ending December 30, 2007.

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

Cash Equivalents—The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction.

Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties. The allowance for doubtful accounts as of December 31, 2006 and December 25, 2005 was approximately $112,000 and $31,000 respectively.

Inventories—Inventories consist of food, beverages and supplies valued at the lower of cost (first-in, first-out method) or market. As of December 31, 2006 and December 25, 2005, food and beverage inventories were $3.4 million and $3.1 million, respectively, and supplies inventories were $5.1 million and $3.4 million, respectively.

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

Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled approximately $575,000 in 2006, $724,000 in 2005 and $435,000 in 2004.

The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years

The Company capitalizes certain overhead related to the development and construction of its new restaurants. Capitalized overhead for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 were $3.6 million, $2.7 million and $1.8 million, respectively. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No such expense has been incurred in any of the fiscal years presented.

Goodwill and Intangible Assets—Goodwill represents the excess of fair value over the net assets of the business acquired. Beginning with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Business Combinations, (SFAS 142), in 2002, the price paid over the net fair value of the tangible net assets and identifiable intangible assets of acquired businesses, or goodwill, is no longer amortized. Franchise rights are amortized over the remaining acquired franchise right contract life using the straight-line method. Acquired lease rights are amortized over the remaining underlying lease term. Liquor licenses are amortized over their respective useful lives, generally ranging from one to five years. The recoverability of goodwill and other intangible assets is evaluated annually, at a minimum, or on an interim basis if events or circumstances indicate a possible inability to realize the carrying amount. Goodwill is tested for impairment on an annual basis; amortized intangible assets are reviewed when indicators of impairment are present. There have been no impairment losses related to goodwill and other intangible assets during the years presented in the accompanying financial statements. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including property and equipment, and amortized intangible assets for impairment when indicators of impairment are present. This assessment is performed on a restaurant-by-restaurant basis and the Company will recognize an impairment loss when it concludes that the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows or appraisals, if available. No impairment has been incurred in any of the fiscal years presented.

Other Assets—Other assets consist primarily of assets related to the employee deferred compensation plan, unamortized debt issuance costs and various deposits. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis over the term of the Company’s revolving credit facility. Debt issuance costs as of December 31, 2006 and December 25, 2005 were $1.2 million and $1.1 million, respectively.

Revenue Recognition—Revenues consist of sales from restaurant operations, franchise royalties and fees, and rental income. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. The Company recognizes a liability upon the sale of gift cards and recognizes revenue when these gift cards are redeemed in the restaurants.

The Company typically grants franchise rights to private operators for a term of 20 years, with the right to extend the term for an additional ten years if various conditions are satisfied. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant’s adjusted sales. Franchise fee revenue from individual sales are recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $0.9 million as of December 31, 2006 and December 25, 2005. Area franchise fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the franchisee’s reported adjusted sales.

Advertising—Advertising costs are expensed as incurred. Advertising costs were $16.1 million, $12.3 million, and $10.9 million in 2006, 2005 and 2004, respectively, and are included in restaurant operating expenses and general and administrative expenses in the consolidated statements of income.

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

Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2006, 2005 and 2004, a total of 821,000, 202,000 and 7,000 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2006	2005	2004
Net income	$29,362	$27,386	$23,381
Basic weighted average shares outstanding	16,538	16,292	16,022
Dilutive effect of stock options	198	364	384
Diluted weighted average shares outstanding	16,736	16,656	16,406
Earnings per share:
Basic	$1.78	$1.68	$1.46
Diluted	$1.75	$1.64	$1.43

Derivatives—The Company follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, which requires derivative instruments to be recorded in the balance sheet at their fair value with changes in fair value being recognized in earnings unless specific hedge accounting criteria are met.

Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity for 2005 and 2004 consisted of the unrealized gain or loss, net of tax, on the Company’s cash flow hedge which expired in January 2006.

Employee Stock Compensation Plans—Effective December 26, 2005, the beginning of the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payments, (SFAS 123R), using the modified prospective transition method and, therefore, has not retrospectively adjusted prior years’ results. Under this transition method, stock-based compensation expense in fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted after December 26, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a graded vesting basis over the requisite service period of the award, which is generally the weighted option vesting term of three years. The Company estimated the forfeiture rate based on its historical experience during the preceding four fiscal years.

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

For the prior years’ disclosure under SFAS 123, for the fiscal years ended December 25, 2005 and December 26, 2004, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share reflected the following pro forma amounts (in thousands, except per share data):

	2005	2004
Net income, as reported	$27,386	$23,381
Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	1,919	53
Deduct: Stock-based employee compensation costs, net of tax benefit	2,745	2,328
Pro forma net income	$26,560	$21,106
Basic earnings per share:
As reported	$1.68	$1.46
Pro forma	$1.63	$1.32
Diluted earnings per share:
As reported	$1.64	$1.43
Pro forma	$1.59	$1.29

For the pro forma disclosures, the estimated fair values of the options were amortized on a straight-line basis over their vesting period of up to five years. Refer to Note 15, Stock Incentive Plans, for information regarding the assumptions used by the Company in valuing its stock options.

The Company recognized total compensation expense related to all stock-based payment awards made to our employees and directors, including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (ESPP) of $5.8 million for the fiscal year ended December 31, 2006. Stock-based compensation capitalized as part of fixed assets was $521,000 for fiscal 2006. Prior to December 26, 2005, the Company accounted for those awards under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

Fair Value of Financial Instruments—The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of the Company’s revolving credit agreement approximates its carrying amount, as the applicable interest rates approximate market rates. The fair values of the Company’s collateralized notes and capital leases have been estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. The carrying amounts and related estimated fair values for the Company’s debt is as follows (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit agreement	$99,000	$99,000	$42,329	$42,329
Collateralized notes and capital leases	14,971	15,824	16,195	17,260

2.   Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board’s (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning December 29, 2008. The Company is evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.

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

3.   Acquisition of Red Robin Franchised Restaurants

On July 10, 2006, the Company acquired 11 of 13 franchised Red Robin® restaurants in the state of Washington. The final two restaurants were managed by the Company under a management services agreement until they were purchased on November 21, 2006 and December 25, 2006, respectively. The financial results for all 13 restaurants (Acquired Restaurants) have been reflected in the Company’s financial results beginning July 10, 2006. The franchised restaurants were owned by various entities affiliated with Great Western Dining, the former manager of the restaurants. The cash purchase price was funded through borrowings under the Company’s existing credit facility.

Until their purchase on November 21, 2006 and December 25, 2006, respectively, the final two restaurants were consolidated in accordance with FIN 46 (Revised December 2003)—Consolidation of Variable Interest Entities (FIN 46(R)). Under the terms of the management agreement, the Company assumed all operating responsibilities of these restaurants in exchange for a management fee equal to all the revenues from these two restaurants. Management determined that the Company was the primary beneficiary of the operations of these two restaurants and, therefore, consolidated their results of operations with the Company’s results as of July 10, 2006.

The acquisition of the 13 restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations. Based on a purchase price of $40.8 million, net of the $1.7 million charge relating to EITF Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1), and the Company’s estimates of the fair value of net assets acquired, $17.8 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes.

The purchase price for the 13 restaurants has been allocated as follows:

Current assets	$819
Property and equipment	8,288
Goodwill	17,776
Intangible assets	15,929
Other assets	39
Current liabilities	(2,078)
$40,773

Of the $15.9 million of intangible assets, $10.2 million was assigned to reacquired franchise rights with a weighted average useful life of approximately 19 years and $5.7 million was assigned to lease rights with a weighted average useful life of approximately 17 years.

As a result of the acquisition, the Company incurred a charge of $1.7 million and recorded an intangible asset relating to reacquired franchise rights of $10.2 million in accordance with EITF 04-1. EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable. This charge reflects the lower royalty rates applicable to certain of the Acquired Restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements.

Goodwill

Of the $40.8 million purchase price, $17.8 million has been allocated to goodwill. For tax purposes, goodwill is deductible. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Pro Forma Results (unaudited)

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the 13 restaurants occurred at the beginning of the last two fiscal years as required by SFAS 141. Pro forma net income for 2006 excludes the nonrecurring $1.7 million charge, net of tax, related to the reacquired franchise rights. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results.

	Years Ended
(In thousands, except per share data)	December 31, 2006	December 25, 2005
Revenue	$648,257	$539,171
Net income	32,043	30,006
Basic EPS	1.94	1.84
Diluted EPS	1.91	1.80

4.   Property and Equipment

Property and equipment consist of the following at December 31, 2006 and December 25, 2005 (in thousands):

	2006	2005
Land	$33,562	$30,672
Buildings	67,412	61,585
Leasehold improvements	243,185	174,421
Furniture, fixtures and equipment	125,676	99,315
Restaurant property leased to others	6,132	6,132
Construction in progress	23,998	16,999
	499,965	389,124
Accumulated depreciation and amortization	(148,229)	(118,845)
Property and equipment, net	$351,736	$270,279

Depreciation and amortization expense on property and equipment, including assets under capital lease, was $32.5 million in 2006, $25.2 million in 2005 and $20.3 million in 2004.

During 2004, the Company sold a parcel of land for $1.1 million, resulting in a pre-tax gain of $257,000.

5.   Goodwill and Intangible Assets

As of December 31, 2006 and December 25, 2005, goodwill was $43.5 million and $25.7 million, respectively. The $17.8 million increase is attributable to the goodwill generated by the acquisition of the Acquired Restaurants described in Note 3. The following table presents intangible assets subject to amortization as of December 31, 2006 and December 25, 2005 (in thousands):

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$18,766	$(2,947)	$15,819	$8,600	$(2,191)	$6,409
Leasehold interests	5,763	(125)	5,638	—	—	—
Liquor licenses	3,445	(2,130)	1,315	2,580	(1,617)	963
	$27,974	$(5,202)	$22,772	$11,180	$(3,808)	$7,372

The aggregate amortization expense related to intangible assets subject to amortization for 2006 was $1.4 million. The estimated aggregate amortization expense for the years ended December 30, 2007, December 28, 2008, December 27, 2009, December 26, 2010 and December 25, 2011 is $1.9 million, $1.8 million, $1.7 million, $1.6 million and $1.5 million, respectively.

6.  Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities

Accrued payroll and payroll related liabilities consist of the following at December 31, 2006 and December 25, 2005 (in thousands):

	2006	2005
Payroll	$2,887	$4,537
Corporate and restaurants bonuses	5,338	3,136
Workers compensation	4,555	3,679
Federal and state taxes	1,497	2,760
Other	4,867	3,347
	$19,144	$17,459

Accrued liabilities consist of the following at December 31, 2006 and December 25, 2005 (in thousands):

	2006	2005
State and city sales taxes	$4,734	$2,508
Utilities	1,504	1,140
Real estate and personal property taxes	1,480	1,485
State income taxes payable	501	978
General liability	1,785	956
Percentage rents	836	537
Interest	1,195	20
Other	3,001	2,513
	$15,036	$10,137

7.   Borrowings

Borrowings at December 31, 2006 and December 25, 2005 are summarized below (in thousands):

	2006	2005
Revolving credit agreement	$99,000	$42,329
Capital lease obligations, 8.58% average interest rate	9,895	10,064
Collateralized notes payable, 8.74% average interest rate	5,076	6,131
	113,971	58,524
Current portion	(1,630)	(2,861)
Long-term debt	$112,341	$55,663

Maturities of long-term debt and capital lease obligations as of December 31, 2006 are as follows (in thousands):

2007	$1,630
2008	1,446
2009	1,454
2010	100,616
2011	867
Thereafter	7,958
$113,971

On December 14, 2005, the Company amended its revolving credit agreement to increase its maximum borrowing capacity to $200.0 million and to extend the term of the agreement through December 14, 2010. The credit agreement also allows the Company an option to increase the credit facility, subject to lender participation, by up to $40.0 million. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. Borrowings under the amended revolving credit agreement bear interest at one of the following rates as selected by the Company:  an Alternate Base Rate (ABR), which is based on the Prime Rate plus 0.00% to 0.25% or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 0.625% to 1.25% (6.34% and 5.41% at December 31, 2006 and December 25, 2005, respectively). In addition to the ABR and LIBOR loans, the agreement provides for a swing-line loan sub facility which allows the Company to borrow up to $7.5 million.

The Company maintains an outstanding letter of credit to back the Company’s self-insured workers’ compensation program. This letter of credit reduces the amount of future borrowings available under the revolving credit agreement. The letter of credit outstanding was $4.6 million, $3.6 million and $2.7 million at December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

The Company entered into an interest rate swap agreement that effectively converted $10.0 million of the variable rate loan borrowings to a fixed rate basis through January 2006, which is when the interest rate swap agreement expired. The agreements had been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the borrowings. There was no hedge ineffectiveness in 2006, 2005 or 2004. Accordingly, changes in fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure the respective obligations under the credit facility. Additionally, certain of the Company’s real and personal property secure other indebtedness of the Company.

The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of December 31, 2006, the Company was in compliance with all debt covenants.

8.   Supplemental Disclosures to Consolidated Statements of Cash Flows

	2006	2005	2004
	(In thousands)
Income taxes paid	$12,075	$13,170	$7,424
Interest paid, net of amounts capitalized	4,224	2,697	2,207
Purchases of property and equipment on account	9,500	2,990	1,147
Capital lease obligations incurred for real estate and equipment purchases	264	3,350	28
Tenant improvement allowance paid directly by landlord to general contractor	—	—	1,383

9.   Income Taxes

The provision for income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$6,078	$13,219	$6,425
State	2,137	3,732	2,130
Deferred:
Federal	4,757	(1,932)	3,686
State	(35)	(1,161)	(222)
	$12,937	$13,858	$12,019

The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2006	2005	2004
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.6	4.5	4.5
General business and other tax credits	(7.8)	(6.4)	(5.6)
Other	0.8	0.5	0.1
Effective tax rate	30.6%	33.6%	34.0%

The Company’s total deferred tax assets and liabilities at December 31, 2006 and December 25, 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets	$18,223	$14,144
Deferred tax liabilities	(16,770)	(7,969)
Deferred tax assets, net	$1,453	$6,175

The Company’s federal and state deferred taxes at December 3, 1 2006 and December 25, 2005 are as follows (in thousands):

	2006	2005
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$3,006	$2,379
General business and other tax credits	361	361
Other, net	827	696
Supplies inventory	(2,038)	(1,390)
Current deferred tax asset, net	2,156	2,046
Non-current deferred tax assets and liabilities, net:
Deferred rent	6,081	4,769
Stock-based compensation	2,385	—
General business and other tax credits	1,318	1,637
Alternative minimum tax credits	1,241	1,241
Accrued compensation and related costs	1,604	1,509
Other, net	1,401	1,552
Property and equipment	(13,082)	(4,877)
Franchise rights	(1,651)	(1,702)
Non-current deferred tax asset (liability), net	(703)	4,129
	$1,453	$6,175

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

The Company has federal alternative minimum tax credits of $1.2 million available with no expiration date. The Company also has general business and other tax credits totaling $1.7 million available to offset future taxes which expire through 2023.

10.   Commitments and Contingencies

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

	2006	2005	2004
Minimum rent	$22,667	$17,723	$16,287
Percentage rent	2,745	1,554	1,445
Equipment rent under operating leases	587	513	453
	$25,999	$19,790	$18,185

The Company leases certain of its owned land, buildings and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at December 31, 2006 and December 25, 2005 was $6.1 million and related accumulated depreciation was $2.8 million and $2.6 million, respectively.

Future minimum lease commitments and minimum rental income under all leases as of December 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2007	$1,314	$24,517	$95
2008	1,300	24,932	32
2009	1,293	24,797	—
2010	1,297	24,791	—
2011	1,206	23,284	—
Thereafter	9,358	246,081	—
Total	15,768	$368,402	$127
Less amount representing interest at 3.6% to 13.4%	(5,873)
Present value of future minimum lease payments	9,895
Less current portion	(508)
Long-term capital lease obligations	$9,387

As of December 31, 2006 and December 25, 2005, property and equipment included $17.2 million and $16.2 million of assets under capital lease, respectively, and $4.8 million and $3.6 million of related accumulated depreciation, respectively.

Tax Contingencies—At any one time, tax returns filed in previous years are subject to audit by various taxing authorities. As a result of these audits and negotiations, additional tax assessments may be proposed. At December 31, 2006 and December 25, 2005, the Company had immaterial accrued liabilities related to tax contingencies for issues raised by various taxing authorities.

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

On January 2, 2007, the Court granted the defendants’ motions to dismiss all claims with prejudice. Final judgment was entered on January 17, 2007 and plaintiffs filed a Notice of Appeal on February 14, 2007.

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

In December 2006, the Company was served with two additional purported class action lawsuits alleging claims similar to the Huggett matter. William Harper v. Red Robin International, Inc. was filed in the Superior Court of California alleging failure by the Company to provide meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc. was filed the same day as the Harper case and served on the Company. In the Hill case, a former employee alleges failure to comply with California wage and hour regulations including failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks. An answer was filed and the case was removed to the United States District Court for the Central District of California.

The Company filed a notice of related case with the Court in the Huggett case stating that the purported class of plaintiffs were the same and that the case should be consolidated.

The Company believes these suits to be without merit. Although the Company plans to vigorously defend these suits, the Company cannot predict the outcome of these lawsuits or what actions the SEC may take. It is possible that the Company may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

11.   Franchise Operations

Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2006	2005	2004
Franchise royalties and fees
Royalty income	$14,540	$13,246	$11,216
Franchise fees	591	604	553
Total franchise royalties and fees	15,131	13,850	11,769
Franchise development costs
Payroll and employee benefit costs	1,609	1,841	1,792
General and administrative	3,376	2,810	2,254
Total franchise development costs	4,985	4,651	4,046
Operating income from franchise operations	$10,146	$9,199	$7,723

The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant’s adjusted sales. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $0.9 million as of December 31, 2006 and December 25, 2005. Area franchise fees are dependent upon the number of restaurants in the territory as well as the Company’s obligations under the area franchise agreement. Consequently, as the Company’s obligations are met, area franchise fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the franchisee’s reported adjusted sales.

12.   Significant and Unusual Items

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

In the third quarter of 2005, in accordance with FIN 44, the Company recorded a non-cash stock-based compensation expense of approximately $2.8 million. This charge relates to previously modified and exercised of the former chairman, president and chief executive officer and the former senior vice president and chief financial officer.  The $1.25 million gain and the $2.8 million stock-based compensation expense are presented as a net charge of $1.5 million of significant and unusual items, in the accompanying condensed consolidated statements of income for the fiscal year ended December 25, 2005.

13.   Related Parties

In fiscal 2002, the Company’s board of directors approved the issuance of full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum, to certain officers who exercised approximately 922,414 shares of early exercised and fully vested options. These officer notes were recorded as a reduction of stockholders’ equity and interest income of $62,000 and $260,000 were recognized in 2005 and 2004, respectively. Repayments of these notes and accrued interest were made in the amounts of $4.2 million and $2.6 million in 2005 and 2004, respectively. All officer notes were repaid in full during fiscal 2005.

The Company’s former chief executive officer had two $300,000 notes payable to the Company which were issued in June 2000 and May 2001 in connection with his employment agreement. These notes bore interest at 6.62% and 5.07%, respectively, and the principal and related interest receivable was recorded as a reduction of stockholders’ equity. During 2005 and 2004 the Company recognized interest income of $6,000 and $43,000, respectively, on these notes. During February 2005, the Company’s chief executive officer repaid these notes in full, including $171,000 of interest accrued thereon.

The Company’s former chief concept officer owns 7.0% of Mach Robin, LLC (Mach Robin), and related entities, which operates Red Robin® restaurants under a franchise agreement. In addition, the Company’s former chief executive officer and beneficial owner of more than 5% of the Company’s common stock, owned approximately 31% of Mach Robin and related entities, which he sold in December 2006. The Company recognized royalty income from Mach Robin in the amounts of $1.1 million, $1.0 million and $925,000 during 2006, 2005 and 2004, respectively. Prior to January 2004, an entity affiliated with Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (RRRC), which operated Red Robin® restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $1.2 million, $959,000 and $909,000 during 2006, 2005 and 2004, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company rejected its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its affiliates.

As of December 25, 2005, the Company ceased using an indoor plant maintenance supplier which was operated by a relative of the Company’s former chief executive officer. The Company paid this supplier $0, $357,000 and $349,000 in 2006, 2005, and 2004, respectively.

A member of the Company’s board of directors is a partner of a law firm the Company previously used for representation on various matters, including SEC filings, acquisitions, financings and other general corporate matters. As of December 25, 2005, the Company ceased utilizing the services of this law firm, other than for de minimus transitionary matters. The Company paid this firm $0, $338,000 and $273,000 in 2006, 2005, and 2004, respectively.

The vice chairman of a privately held transportation and relocation service provider that the Company used for relocation services is a member of the Company’s board of directors. The Company ceased using this service provider for relocation services in 2005. Red Robin paid this company $0, $51,000 and $162,000 in 2006, 2005 and 2004, respectively.

The Company has operating leases on two restaurants from an entity in which a principal of a franchisee has an ownership interest. Rent and other related payments under these leases in 2006, 2005 and 2004 were $615,000, $644,000 and $638,000, respectively.

Certain legal costs have been advanced to certain directors and former executives under indemnification agreements in connection with the SEC investigation and related costs.

14.   Stockholders’ Equity

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

In August 2004, Red Robin completed a secondary offering of 1,937,543 shares of common stock, all of which were held by selling stockholders, at a price of $32.36 per share. The Company did not receive any proceeds from this offering. Fees related to this offering, which were borne by the Company, totaled $200,000 and were recorded as general and administrative expenses.

15.   Stock Incentive Plans

The Company has four stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan).

As of December 31, 2006, there are no remaining options authorized for grant under the 1996, 2000 or 2002 Stock Plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 31, 2006, options to acquire a total of 377,633 of the Company’s common stock remain outstanding under these plans of which 303,134 were fully vested. Options granted under these plans expire within ten years from the date of grant.

In 2004, stockholders approved the 2004 Stock Plan, which authorizes stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2004 Stock Plan include officers or employees of the Company or any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2004 Stock Plan is equal to 2,697,613 shares. Vesting of the awards under the 2004 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2004 Stock Plan may, at the discretion of the plan administrator, become fully vested, exercisable, and/or payable, as applicable, upon a change in control event if the award will not be assumed or substituted for or otherwise continued after the event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Any shares subject to awards under the 1996 Stock Plan, the 2000 Stock Plan, the 2002 Stock Plan and the 2004 Stock Plan that are not paid or exercised before they expire or are terminated will become available for other award grants under the 2004 Stock Plan. The 2004 Stock Plan terminates on April 12, 2014, if not sooner terminated by the Company’s board of directors. As of December 31, 2006, options to acquire a total of 976,063 shares of the Company’s common stock were outstanding under the 2004 Stock Plan at a price equal to the fair market value on the respective dates of grant. There have been no other awards granted under the 2004 Stock Plan.

The table below summarizes the status of the Company’s stock based compensation plans (in thousands, except per share data):

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,110	$34.11	1,136	$20.88	834	$13.39
Awards granted	460	41.70	548	50.25	557	28.65
Awards forfeited	(115)	42.37	(249)	30.78	(93)	21.10
Awards exercised	(101)	16.37	(325)	17.72	(162)	8.87
Outstanding, end of year	1,354	$37.30	1,110	$34.11	1,136	$20.88

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	1,354	$37.30	7.92	$10,387
Vested and expected to vest as of December 31, 2006(1)	1,271	$36.91	7.86	$10,244
Exercisable as of December 31, 2006	616	$31.08	6.96	$8,544

(1)          The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The following table summarizes information about stock options outstanding at December 31, 2006 (in thousands, except per share data and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 5.80–$ 7.25	75	2.92	$6.25	75	$6.25
$ 7.26–$29.73	368	6.75	22.65	282	21.48
$29.74–$42.31	389	9.18	40.63	23	39.08
$42.32–$47.87	263	8.66	45.89	121	45.84
$47.88–$60.98	259	8.37	53.26	115	53.46
	1,354	7.92	$37.30	616	$31.08

The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model were as follows:

	2006	2005	2004
Risk-free interest rate	4.8%	4.0%	3.4%
Expected years until exercise	2.6	5.5	5.5
Expected stock volatility	36.3%	32.3%	41.0%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$11.21	$18.16	$12.08
Total intrinsic value of options exercised (in thousands)	$3,285	$10,427	$4,707

The risk-free interest rate was based on the rate for zero coupon U.S. Government issues with a remaining term similar to the expected life. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends and team member exercise patterns. The expected stock price volatility represents an average of the Company’s historical volatility measured over a period approximating the expected life. The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.

As of December 31, 2006, there was $6.1 million of total unrecognized compensation cost, excluding estimated forfeitures, related to nonvested options granted under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

16.   Employee Benefit Programs

Employee Deferred Compensation Plan—In January 2003, the Company adopted a deferred compensation plan that permits key employee and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of bonuses and commissions each plan year. At December 31, 2006 and December 25, 2005, a liability for participant contributions and investment income thereon of $1.9 million and $1.7 million, respectively, is included in other non-current liabilities. To fund this plan the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on the related team members. The cash surrender value of these policies at December 31, 2006 and December 25, 2005, of $1.8 million and $1.5 million is included in other assets, net.

Employee Stock Purchase Plan—In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 52,547 shares under this plan, including 13,985 shares that were issued in 2006. A total of 247,453 shares remain available for future issuance. In accordance with SFAS 123(R), the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 4.0% risk-free interest rate; 0.5 year expected life; expected volatility of 36.3%; and a 0%

dividend yield. The weighted-average fair value per share at grant date was $5.88. In 2006 the Company recognized $89,000 of compensation expense related to this plan.

Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (401K Plan) which covers substantially all of its eligible team members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. There were no employer contributions during 2005 and 2004. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant.

17. Subsequent Event

On January 31, 2007, the Company announced that it has signed a non-binding letter of intent to acquire the assets of 17 Red Robin franchised restaurants in the state of California for a cash purchase price of approximately $47.5 million, subject to purchase price adjustments, and less any assumed indebtedness. The letter of intent also provides for up to an additional $3 million purchase price earn-out to be paid in 2008 upon the acquired restaurants achieving certain 2007 sales targets.

The 17 franchised Red Robins are owned by Top Robin Ventures, Inc. and Morite of California. The territory covered by these entities’ exclusivity rights generally encompasses the area of Los Angeles County north of Interstate 10, the California counties of San Luis Obispo, Santa Barbara, Ventura, Fresno, Kings, Tulare and Kern, as well as a portion of Riverside County. The Company currently expects the acquisition, if completed, to close in the second quarter of 2007. The Company anticipates funding the purchase through borrowings under its credit facility. The closing of the acquisition is subject to completion of due diligence satisfactory to the Company, necessary licensing approvals, lease consents and transfers, and negotiating a definitive acquisition agreement, as well as other customary closing conditions.

18.  Quarterly Results of Operations (unaudited)

The following tables summarize the unaudited consolidated quarterly financial information for 2006 and 2005 (in thousands, except per share data):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (1) (12 weeks)	Q4 (1) (13 weeks)	2006 (53 weeks)
Total revenues	$170,533	$135,860	$148,563	$163,765	$618,721
Income from operations	12,280	11,720	10,281	13,567	47,848
Net income	7,355	7,194	5,992	8,821	29,362
Basic earnings per share	$0.45	$0.44	$0.36	$0.53	$1.78
Diluted earnings per share	$0.44	$0.43	$0.36	$0.53	$1.75

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2005 (52 weeks)
Total revenues	$141,209	$114,104	$114,212	$116,498	$486,023
Income from operations	13,038	12,072	10,406	8,774	44,290
Net income	7,963	7,423	6,467	5,533	27,386
Basic earnings per share	$0.49	$0.46	$0.40	$0.34	$1.68
Diluted earnings per share	$0.48	$0.45	$0.39	$0.33	$1.64

(1)          Includes the results of operations of the 13 franchised restaurants acquired in 2006.

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

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Red Robin Gourmet Burgers, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption on December 26, 2005 of Statement of Financial Accounting Standard No. 123(R), Share Based Payments.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 2007

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all of the finance team. The full text of our code of ethics can be found on the investor relations page of our website at www.redrobin.com.

Certain information required by Item 401 of Regulation S-K appearing under the caption “Directors and Nominees” in our 2007 Proxy Statement to be filed with the Securities and Exchange Commission (the “2007 Proxy Statement”) is hereby incorporated by reference. The information required by Item 407(d)(4) and (d)(5) of Regulation S-K appearing under the caption “Audit Committee” in the section entitled “Board Membership and Director Independence” in our 2007 Proxy Statement is hereby incorporated by reference. The information required by Item 405 of Regulation S-K appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement is hereby incorporated by reference.

Information regarding our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.

There have been no material changes to the procedures described in our 2005 Definitive Proxy Statement by which security holders may recommend nominees for election to our Board of Directors.

ITEM 11.         Executive Compensation

The information required by Item 402 of Regulation S-K appearing under the captions “Director Compensation” and “Compensation of Executive Officers” in our 2007 Proxy Statement, is hereby incorporated by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K appearing under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2007 Proxy Statement is hereby incorporated by reference, excluding the Compensation Committee Report.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K appearing under the caption “Stock Ownership of Certain Persons” in our 2007 Proxy Statement is hereby incorporated by reference.

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

Information required by Item 404 and Item 407(a) of Regulation S-K appearing under the caption “Certain Relationships and Related Transactions” and “Board Membership and Director Independence”, respectively, in our 2007 Proxy Statement is hereby incorporated by reference.

ITEM 14.         Principal Accounting Fees and Services

Information regarding principal accounting fees and services appearing under the caption “Registered Independent Public Accounting Firm” in our 2007 Proxy Statement is hereby incorporated by reference.

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
(10.13)*

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

(10.15)

Amended and Restated Security Agreement, dated as of December 14, 2005, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report dated December 14, 2005.

(10.16)*

Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 filed as an exhibit to our annual report on Form 10-K, dated March 12, 2004.

(10.17)*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K dated April 6, 2005.

(10.18)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Form 10-Q dated November 4, 2005.
(10.19)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Form 10-Q dated November 4, 2005.
(10.20)

Asset Purchase Agreement dated July 1, 2006 between Red Robin International, Inc., South
Sound Red Robin, Inc., Zanner-Hubert, Inc., Northwest Robins, LLC and Washington Robins, LLC. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2006.

(10.21)

Management Services Agreement dated July 10, 2006 between Red Robin International, Inc.,
South Sound Red Robin, Inc. and Northwest Robins, LLC. Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 11, 2006.

(10.22)	Amendment to Asset Purchase Agreement dated November 21, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed November 28, 2006.
(10.23)	Consulting Agreement between Red Robin International, Inc. and Robert J. Merullo, dated November 28, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed November 29, 2006.
(20.20)	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Director’s Stock Option Agreement. Incorporated by reference to Exhibit 10.13 to our Form 10-Q dated November 4, 2005.
(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Form 10-K dated April 6, 2005.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(   )        Exhibits previously filed in the Company’s periodic filings as specifically noted.

*                    Executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC.
(Registrant)
February 28, 2007	By:	/s/ DENNIS B. MULLEN
(Date)		Dennis B. Mullen
(Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DENNIS B. MULLEN	Chairman of the Board and Chief Executive	February 28, 2007
Dennis B. Mullen	Officer (Principal Executive Officer)
/s/ KATHERINE L. SCHERPING	Chief Financial Officer (Principal	February 28, 2007
Katherine L. Scherping	Financial and Accounting Officer)
/s/ BENJAMIN D. GRAEBEL	Director	February 28, 2007
Benjamin D. Graebel
/s/ EDWARD T. HARVEY	Director	February 28, 2007
Edward T. Harvey
/s/ TAYLOR SIMONTON	Director	February 28, 2007
Taylor Simonton
/s/ GARY J. SINGER	Director	February 28, 2007
Gary J. Singer
/s/ JAMES T. ROTHE	Director	February 28, 2007
James T. Rothe
/s/ RICHARD J. HOWELL	Director	February 28, 2007
Richard J. Howell