Form 10-Q
period 2007-04-22
RED ROBIN GOURMET BURGERS INC
filed 2007-06-01
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 22, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2007
Common Stock, $0.001 par value per share	16,738,493 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	April 22, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$7,094	$2,762
Accounts receivable, net	3,746	3,305
Inventories	8,627	8,486
Prepaid expenses and other current assets	8,049	5,885
Income tax receivable	4,316	5,862
Deferred tax asset	2,156	2,156
Restricted current assets—marketing funds	3,354	827
Total current assets	37,342	29,283
Property and equipment, net	369,304	351,736
Goodwill	43,517	43,496
Intangible assets, net	22,241	22,772
Other assets, net	3,362	3,311
Total assets	$475,766	$450,598

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$11,647	$6,312
Construction related payables	19,101	17,839
Accrued payroll and payroll related liabilities	20,350	19,144
Unredeemed gift certificates	6,465	9,374
Accrued liabilities	17,639	15,036
Accrued liabilities—marketing funds	3,354	827
Current portion of long-term debt and capital lease obligations	1,636	1,630
Total current liabilities	80,192	70,162
Deferred rent	18,928	18,076
Long-term debt and capital lease obligations	117,807	112,341
Other non-current liabilities	4,897	6,486
Total liabilities	221,824	207,065

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,629,996 and 16,589,248 shares issued and outstanding, respectively	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	149,634	146,614
Retained earnings	104,374	96,985
Total stockholders’ equity	253,942	243,533
Total liabilities and stockholders’ equity	$475,766	$450,598

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
 (Unaudited)

	Sixteen Weeks Ended
	April 22, 2007	April 16, 2006

Revenues:
Restaurant revenue	$207,057	$165,651
Franchise and royalty fees	5,218	4,796
Rent revenue	50	86
Total revenues	212,325	170,533

Costs and expenses:
Restaurant operating costs:
Cost of sales	47,035	38,095
Labor	71,002	57,540
Operating	34,056	25,333
Occupancy	13,253	10,073
Depreciation and amortization	12,289	9,122
General and administrative	18,933	15,847
Pre-opening costs	2,479	2,243
Total costs and expenses	199,047	158,253

Income from operations	13,278	12,280
Other expense:
Interest expense, net	2,299	1,070
Other	4	35
Total other expenses	2,303	1,105

Income before income taxes	10,975	11,175
Provision for income taxes	3,512	3,820
Net income	$7,463	$7,355
Earnings per share:
Basic	$0.45	$0.45
Diluted	$0.44	$0.44
Weighted average shares outstanding:
Basic	16,609	16,498
Diluted	16,775	16,712

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 22,	April 16,
	2007	2006
Cash Flows From Operating Activities:
Net income	$7,463	$7,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,289	9,122
Stock-based compensation expense	1,768	1,917
Other, net	92	(838)
Changes in operating assets and liabilities	4,675	9,220
Cash provided by operating activities	26,287	26,776

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	(749)	(94)
Purchases of property and equipment	(27,737)	(25,135)
Cash used in investing activities	(28,486)	(25,229)

Cash Flows From Financing Activities:
Borrowings of long-term debt	16,000	6,427
Payments of long-term debt	(10,365)	(4,491)
Proceeds from exercise of stock options and employee stock purchase plan	845	734
Excess tax benefit related to exercise of stock options	213	182
Debt issuance costs	—	(153)
Payments of capital lease obligations	(162)	(469)
Cash provided by financing activities	6,531	2,230

Net change in cash and cash equivalents	4,332	3,777
Cash and cash equivalents, beginning of period	2,762	3,340
Cash and cash equivalents, end of period	$7,094	$7,117

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$891	$1,831
Interest paid, net of amounts capitalized	3,316	766

Supplemental Disclosure of Non-Cash Items:
Purchases of property and equipment on account	$1,262	$4,093

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At April 22, 2007, the Company operated 216 company-owned restaurants located in 26 states. The Company also sells franchises, of which there were 147 restaurants in 24 states and two Canadian provinces as of April 22, 2007. The Company operates its business as one reportable segment.

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

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The Company’s quarter which ended April 22, 2007, is referred to as first quarter 2007, or the sixteen weeks ended April 22, 2007; the first quarter ended April 16, 2006, is referred to as first quarter 2006, or the sixteen weeks ended April 16, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board’s (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is evaluating the impact the adoption of SFAS 159 will have on its consolidated financial statements.

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

2.                       Acquisition of Red Robin Franchised Restaurants

Pending California Franchise Acquisition

On January 31, 2007, the Company announced its intention to acquire the assets of 17 Red Robin® franchised restaurants in the state of California from Top Robin Ventures and Morite of California for a cash price of approximately $47.5 million, excluding the consideration referenced below.  The Company expects to fund the acquisition through its credit facility.  The parties signed an asset purchase agreement on May 24, 2007 and the transaction is expected to close, if completed, in the second quarter 2007.  In addition, there is an eighteenth restaurant currently under construction in Fresno, California that will also be part of the transaction.  The Company will pay the seller consideration for all out-of-pocket construction costs related to the new restaurant, which is expected to open in July.  The agreement provides for up to an additional $3 million purchase price earn-out to be paid to the sellers assuming all 18 of the acquired restaurant achieve certain 2007 sales targets.

The territory covered by these entities’ exclusivity rights generally encompasses the area of Los Angeles County north of Interstate 10, the California counties of San Luis Obispo, Santa Barbara, Ventura, Fresno, Kings, Tulare and Kern, as well as a portion of Riverside County. The closing of the acquisition is subject to necessary licensing approvals and lease consents and transfers, as well as other customary closing conditions.

Washington Franchise Acquisition

In July 2006, the Company acquired 13 franchised Red Robin® restaurants in the state of Washington. Two of the restaurants were managed by the Company under a management services agreement until they were purchased on November 21, 2006 and December 25, 2006, respectively.

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

The purchase price for the 13 restaurants has been allocated as follows (in thousands):

Current assets	$819
Property and equipment	8,288
Goodwill	17,776
Intangible assets	15,929
Other assets	39
Current liabilities	(2,078)
$40,773

Pro Forma Results (unaudited)

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the 13 restaurants occurred at the beginning of the period presented as required by SFAS 141. Pro forma net income for 2006 excludes the nonrecurring $1.7 million pre-tax charge, related to the reacquired franchise rights. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

Sixteen Weeks Ended
(In thousands, except per share data)	April 16, 2006
Revenue	$187,624
Net income	8,410
Basic EPS	0.51
Diluted EPS	0.50

3.                       Stock-Based Compensation

During the first quarter 2007, the Company issued approximately 503,000 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $11.33 per share and a weighted average exercise price of $38.83 per share.  The Company also granted to its chief executive officer 97,000 shares of non-vested common stock with a weighted average grant date fair value of $41.54 which vest in installments on the anniversaries of the grants.  Compensation expense is recognized over the remaining weighted average vesting period which is approximately 2.2 years.

Stock-based compensation, including options and non-vested shares, was $1.8 million for the sixteen weeks ended April 22, 2007, of which $285,000 and $1.5 million were recognized in restaurant labor and general and administrative expenses, respectively.  For the sixteen weeks ended April 16, 2006, $1.9 million of stock-based compensation expense was recognized, of which $277,000 and $1.6 million were recognized in restaurant labor and general and administrative expenses, respectively.  For the sixteen weeks ended April 22, 2007, $194,000 of stock-based compensation was recognized as capitalized development and is included in property and equipment in the consolidated balance sheet. During the first quarter 2007, approximately 33,000 options to purchase common shares were exercised and approximately 55,000 options were forfeited.

4.        Borrowings

Borrowings at April 22, 2007 and December 31, 2006 are summarized below (in thousands):

	April 22, 2007	December 31, 2006
Revolving credit agreement	$105,000	$99,000
Capital lease obligations	9,733	9,895
Collateralized notes payable	4,710	5,076
	119,443	113,971
Current portion	(1,636)	(1,630)
Long-term debt	$117,807	$112,341

As of April 22, 2007 and December 31, 2006, borrowings under the revolving credit agreement bore interest at approximately 6.2% and 6.3%, respectively.

The Company maintains outstanding letters of credit primarily to back the Company’s self-insured workers’ compensation program. These letters of credit reduce the amount of future borrowings available under the revolving credit agreement. The amount outstanding under these letters of credit was $4.5 million and $4.6 million at April 22, 2007 and December 31, 2006, respectively.

5.        Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48).  As a result of the implementation of FIN 48, the Company recognized an increase of approximately $74,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of April 22, 2007, the Company had approximately $384,000 of unrecognized tax benefits, all of which if recognized, would favorably affect the Company’s effective tax rate.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income.

The Company is open to federal and state tax audits until the applicable statute of limitations expire.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003.  For the majority of states where the Company has a significant presence, it is no longer subject to tax examination by tax authorities for tax years before 2003.

6.                       Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the sixteen weeks ended April 22, 2007, respectively, approximately 1.1 million stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. During the sixteen weeks ended April 16, 2006, a total of 821,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 22, 2007	April 16, 2006
Net income	$7,463	$7,355
Basic weighted-average shares outstanding	16,609	16,498
Dilutive effect of stock options	166	214
Diluted weighted-average shares outstanding	16,775	16,712

Earnings per share:
Basic	$0.45	$0.45
Diluted	$0.44	$0.44

7.                       Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in other operating expenses and are expensed as incurred. Such costs amounted to $4.0 million and $2.8 million for the sixteen weeks ended April 22, 2007 and April 16, 2006, respectively.

Under the Company’s franchise agreements, both the Company and the franchise partners must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs  The Company’s portion of costs incurred by the Marketing Funds are recorded as operating expense on the Company’s financial statements.  Restricted assets represent contributed funds held for future use.

8.                       Related Party Transactions

The Company’s former chief concept officer owns 7.0% of Mach Robin, LLC (Mach Robin), and an entity that directly or indirectly owns or controls 100% of Red Robin Restaurants of Canada, Ltd. (RRRC). Mach Robin and RRRC operate Red Robin® restaurants under franchise agreements in the U.S. and Canada, respectively. The Company recognized royalty income from Mach Robin in the amount of $338,000 during the sixteen weeks ended April 16, 2006. The Company recognized royalty income from RRRC of $333,000 during the sixteen weeks ended April 16, 2006.

For further related party transaction information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

9.                       Contingencies

On February 1, 2006, the Company received a notice from the SEC that the SEC had issued a formal order of investigation related to a 2005 internal investigation regarding the former chairman, president and chief executive officer. The SEC indicated in its order that it had not determined whether the Company has violated the law in any way. The Company has cooperated with the SEC and intends to continue to cooperate fully with the SEC in its formal investigation.

On August 15, 2005, Andre Andropolis filed a purported class action complaint (the Andropolis Complaint) against the Company, the former chief executive officer and former chief financial officer in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the Baird Complaint) on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint in the United States District Court for the District of Colorado. The Andropolis and Baird complaints were consolidated by the Court and are referred to together as “Andropolis”.

On January 2, 2007, the Court granted the defendants’ motions to dismiss all claims with prejudice. Final judgment was entered on January 17, 2007 and plaintiffs filed a Notice of Appeal on February 14, 2007.  After a mediation, the parties to the Andropolis matter reached an agreement to resolve the litigation, subject to approval by the Court.  The proposed settlement involves a $1.5 million payment, covered by insurance, to the class and its counsel. The agreement was preliminarily approved by the Court on May 31, 2007. The parties will provide notice to the class and payment to those members who timely submit a claim pursuant to terms of the settlement agreement filed with the Court.  After the bar date to submit a claim, the Court will hold a hearing on final approval of the settlement. The hearing for final approval is scheduled for September 28, 2007.

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s current senior vice president and chief concept officer. On August 3, 2006, the Court in the Wilster case granted the Company’s motion to dismiss all claims against all defendants for failure to plead demand futility.  The plaintiff appealed this ruling to the United States Court of Appeals for the Tenth Circuit. After a mediation, the parties to the Wilster matter reached an agreement to resolve the litigation, subject to approval by the Court.  The proposed settlement involves an agreement to adopt certain corporate governance measures and a $250,000 payment, covered by insurance, to plaintiff’s counsel.

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

The Company believes the ongoing suits to be without merit. Although the Company plans to vigorously defend these suits, the Company cannot predict the outcome of these lawsuits or what actions the SEC may take. It is possible that the Company may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance, which could have a material adverse effect on the Company’s financial condition and results of operations.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on the Company’s financial position and results of operations.

10.                Subsequent Event

In May 2007, the Company, through its subsidiary Red Robin International, Inc., received bank commitments for a new $300 million credit facility, which will amend and replace the existing $200 million credit facility.  The amended credit facility will be comprised of a $150 million term loan, and a $150 million revolving line of credit.  The amended credit agreement will also allow, subject to lender participation, the Company to increase the revolving credit facility by up to an additional $100 million in the future.  The term of the agreement is for five years, with the option at the Company’s request and lenders’ participation, for up to two additional years to be added to the maturity on the revolving line of credit.  The amended credit agreement will provide for more favorable borrowing rates, will also allow the Company the ability to repurchase its stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.

Overview

All comparisons under this heading between 2007 and 2006 refer to the sixteen-week periods ending April 22, 2007 and April 16, 2006, respectively, unless otherwise indicated.

As of April 22, 2007, there were 363 Red Robin® casual dining restaurants in 39 states and Canada. 216 of these restaurants were company-owned and 147 were operated under franchise agreements.

Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants as well as revenue from rent.

Our challenges include increased competition among casual dining restaurant chains for the guest’s discretionary dining dollars, increasing wage and salary costs, increasing food and commodity prices, increased energy and petroleum-based product prices, and costs to increase the Company’s brand awareness in new markets. In light of these complexities and challenges, management has pursued a disciplined growth strategy that focuses on adding company-owned restaurants and increasing sales at existing restaurants. In addition, management is focused on managing restaurant operating costs and building our corporate infrastructure to facilitate our long-term growth expectations.

The following summarizes the operational and financial highlights of the first fiscal quarter 2007:

•        New Restaurant Openings. During the first quarter of 2007, we opened nine company-owned restaurants, six of which were opened in new markets. For the first quarter 2007, approximately 63% of total non-comparable restaurant operating weeks were in new markets compared to 56% in the first sixteen weeks of 2006. New markets present operational challenges as we expand into markets where we have less brand recognition, a lower concentration of trained team members and generally higher operating costs. As such, average unit volumes of these restaurants are less than those non-comparable restaurants opened in existing markets, where we have established a guest base and higher brand awareness.  In the first quarter 2007, our non-comparable restaurant volumes declined 5.2% from the first quarter 2006.

•       Comparable Restaurant Sales. Average weekly sales volumes for comparable restaurants declined 3.3% over the first quarter 2006.  The average comparable weekly sales volume includes those restaurants that are in the comparable base at the end of each period presented.  The decrease in average comparable weekly sales in the first quarter 2007 was primarily the result of less mature restaurants entering the comparable base at a lower initial sales volume.  The lower average sales volumes for these less mature restaurants demonstrate the historical ramp up of our restaurants during the early years of operations.  As our less mature restaurants enter the comparable restaurant base, the average weekly sales volume could be negatively affected until these restaurants reach normalized volumes, historically in the third year of operation.  In addition to the new restaurants entering our comparable restaurant base, we saw a 0.5% decrease in the average weekly sales of the 151 comparable restaurants that have been in the comparable restaurant base throughout all periods presented.  This decrease was driven by a decrease in guest counts of 3.6% partially offset by an increase in the average guest check of 3.1%.

•        Launch of National Media Advertising Campaign.  In April 2007, we launched our first national media advertising campaign on cable television and the internet.  We believe a national media campaign will increase revenue in both new and existing markets, expand our presence as a national restaurant company and provide support for our efforts to enter new markets where our brand has less recognition.  We expect our sales will be positively impacted by this media campaign beginning in the second quarter of 2007.  Because we have not utilized national marketing efforts in the past, we are closely monitoring restaurant results but we are unable to predict whether the campaign will be successful.  The costs of our national advertising campaign increased restaurant operating costs by approximately $937,000 as we increased our contribution to a national marketing fund into which our franchise partners also contribute.  The increased advertising expenditures will continue throughout the remainder of 2007.

•       Managing Restaurant Operating Costs. For the sixteen weeks ended April 22, 2007, total restaurant operating costs represented 80% of restaurant revenues as compared to 79% for the sixteen weeks ended April 16, 2006.  Restaurant operating costs represent food and beverage expenses, labor and benefit expenses, occupancy expenses and other operating costs such as supplies, repairs and maintenance and utility expenses.

•       New Restaurant Training Initiatives.  Our focus on the performance of new restaurants has led to the development of a number of programs designed to normalize new restaurant performance faster.  As part of our first quarter 2007 restaurant openings, we initiated new training programs which are focused on accelerating and measuring the proficiencies of each hourly team member.  We have also added additional modules to our manager training programs to better prepare new managers for the challenging environment a new restaurant creates.  In support of this initiative, we have raised our average pre-opening costs per restaurant.  In addition, we have observed higher labor costs soon after the openings.  We believe adding more trainers for each opening will result in near term pressure on our profit margins in exchange for faster normalization of restaurant revenues.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Sixteen Weeks Ended
	April 22,	April 16,
	2007	2006
Company-owned:
Beginning of period	208	163
Opened during period	9	9
Closed during period	(1)	—
End of period	216	172

Franchised:
Beginning of period	139	136
Opened during period	9	3
Closed during period	(1)	—
End of period	147	139

Total number of Red Robin® restaurants	363	311

Since April 22, 2007 and through May 22, 2007, we have opened four additional company-owned restaurants and our franchisees have opened one additional restaurant. We expect to open between 24 and 27 company-owned restaurants during fiscal 2007. We anticipate that our franchisees will open between 15 and 17 restaurants during fiscal 2007.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues.

This information has been prepared on a basis consistent with the audited 2006 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 22, 2007	April 16, 2006
Revenues:
Restaurant	97.5%	97.1%
Franchise royalties and fees	2.5	2.8
Rent revenue	0.0	0.1
Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	22.7	23.0
Labor (includes 0.1% and 0.2% of stock-based compensation expense, respectively)	34.3	34.7
Operating	16.4	15.3
Occupancy	6.4	6.1
Total restaurant operating costs	79.8	79.1
Depreciation and amortization	5.8	5.3
General and administrative (includes 0.7% and 1.0% of stock-based compensation expense, respectively)	8.9	9.3
Pre-opening costs	1.2	1.3
Income from operations	6.3	7.2
Interest expense, net	1.1	0.7
Other	—	—
Income before income taxes	5.2	6.5
Provision for income taxes	1.7	2.2
Net income	3.5%	4.3%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Sixteen Weeks Ended
(In thousands, except percentages and sales volumes)	April 22, 2007	April 16, 2006	Percent Change
Restaurant revenue	$207,057	$165,651	25.0%
Franchise royalties and fees	5,218	4,796	8.8%
Rent revenue	50	86	(41.9)%
Total revenues	$212,325	$170,533	24.5%
Average weekly sales volumes:
Comparable restaurants	$63,169	$65,345	(3.3)%
Non-comparable restaurants	$53,979	$56,916	(5.2)%
Acquired Restaurants	$82,514	$—	—%

Restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $41.4 million, or 25.0% from the first quarter 2006.  Of this increase, $17.1 million was attributable to restaurant revenues from the 13 restaurants acquired in July 2006 (the Acquired Restaurants), $14.1 million was attributable to comparable restaurant revenue, $6.1 million was attributable to nine new company-owned restaurants opened during the first quarter 2007, and  $4.1 million to additional revenues from 43 non-comparable restaurants opened during 2006 and 2005.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the first quarter 2007, there were 151 comparable restaurants compared to 130 comparable restaurants at the end of the first quarter 2006. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the first quarter 2007, there were 52 non-comparable restaurants versus 42 at the end of the first quarter 2006. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The decrease in average comparable weekly sales in the first quarter 2007 was primarily the result of the higher weighting of the 22 less mature restaurants entering the comparable base since the first quarter of 2006 which lowered the average unit sales volume, as well as lower guest counts partially offset by higher average guest checks. The performance of these newer restaurants entering the comparable base reflects the historical ramp up of our restaurants during the early years of operations. We also believe the lower average non-comparable weekly sales volume is due to the opening of our new restaurants in a larger ratio of new markets where we have a lower concentration of restaurants and established guests and little or no brand awareness. Approximately 63% of total non-comparable restaurant operating weeks in the first quarter 2007 were in new markets compared to 56% in the first quarter 2006.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 8.8% over the same period last year due primarily to the 22 restaurants opened by our franchisees since the first quarter 2006, offset by the $594,000 reduction in franchise royalties from the Acquired Restaurants. Our franchisees reported that comparable sales for U.S. restaurants decreased 1.9% and Canadian restaurants increased 3.3% in the first quarter of 2007.

Cost and Expenses

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2007	April 16, 2006	Percent Change
Cost of sales	$47,035	$38,095	23.5%
As a percent of restaurant revenue	22.7%	23.0%	(0.3)%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. As a percentage of restaurant revenues, cost of sales improved 0.3% for the sixteen weeks ended April 22, 2007, due primarily to lower commodity costs and menu mix changes to lower cost items, as well as the leverage from price increases implemented since April 2006.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2007	April 16, 2006	Percent Change
Labor	$71,002	$57,540	23.4%
As a percent of restaurant revenue	34.3%	34.7%	(0.4)%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members.  Labor as a percentage of restaurant revenue for the sixteen weeks ended April 22, 2007 decreased 0.4% as a percentage of restaurant revenue from the first quarter of 2006.  Lower costs related to our self-insured health and workers’ compensation benefits represented 0.9% of this decrease.  We continue to see reduced expense for both current and previous years’ health and workers’ compensation claims activity.  We also realized a 0.7% decrease related to reduced bonus expenses due to lower restaurant sales volumes.  Offsetting these reductions was a 1.2% increase for both hourly and salaried restaurant compensation as a percentage of restaurant revenue due to minimum wage increases and higher training labor for new restaurants opened in the first quarter of 2007.

Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2007	April 16, 2006	Percent Change
Operating	$34,056	$25,333	34.4%
As a percent of restaurant revenue	16.4%	15.3%	1.1%

Operating costs include variable costs such as restaurant supplies, advertising and energy costs, and fixed costs such as service repairs and maintenance costs.  Operating costs as a percent of restaurant revenue increased 1.1% for the sixteen weeks ended April 22, 2007. For the sixteen weeks ended April 22, 2007, higher utility, supplies and maintenance expenses contributed 0.3%, 0.1% and 0.3%, respectively to the higher total operating costs as a percentage of restaurant revenue.  In addition, increases in advertising expense increased operating costs 0.3% as a percentage of restaurant revenue as contributions to the national advertising fund began in April 2007.

Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2007	April 16, 2006	Percent Change
Occupancy	$13,253	$10,073	31.6%
As a percent of restaurant revenue	6.4%	6.1%	0.3%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs.  Occupancy expense as a percent of restaurant revenue increased over the prior year period due to lower average restaurant sales volumes as well as higher occupancy expenses from the Acquired Restaurants.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2007	April 16, 2006	Percent Change
Depreciation and amortization	$12,289	$9,122	34.7%
As a percent of total revenues	5.8%	5.3%	0.5%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense as a percentage of total revenues increased primarily due to increased depreciation and amortization for tangible and intangible assets related to the Acquired Restaurants.

General and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2007	April 16, 2006	Percent Change
General and administrative	$18,933	$15,847	19.5%
As a percent of total revenues	8.9%	9.3%	(0.4)%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, professional and consulting fees and marketing costs. General and administrative expenses as a percentage of total revenues decreased from 9.3% in the 2006 quarter to 8.9% in the 2007 quarter.  The decrease in general and administrative expense as a percentage of total revenues is due to a 0.4% reduction in administrative bonuses, a 0.3% decrease in stock compensation expense offset by small increases in other various general and administrative categories.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2007	April 16, 2006	Percent Change
Pre-opening costs	$2,479	$2,243	10.5%
As a percent of total revenues	1.2%	1.3%	(0.1)%
Average per restaurant pre-opening costs	$278	$249	11.6%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial hourly work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the sixteen weeks ended April 22, 2007 and April 16, 2006 reflect the opening of nine new restaurants in each period presented. In addition, these amounts include approximately $547,000 and $55,000, respectively, for restaurants that will be opened or have been opened in the second quarter 2007 and 2006. Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented. The increase in the average per restaurant pre-opening costs reflects higher training expenses for our new training programs.  This increased training is designed to focus on accelerating the development of proficiencies of each hourly team member to improve productivity and normalize operations of our new restaurants sooner.

Interest Expense, net

Interest expense was $2.3 million and $1.1 million for the sixteen weeks ended April 22, 2007 and April 16, 2006, respectively.  Interest expense in 2007 was higher due to higher borrowings outstanding under our revolving credit facility slightly offset by a lower average interest rate of 6.7% versus 6.8% in 2006.

Provision for Income Taxes

The effective income tax rate for the first quarter 2007 was 32.0% compared to 34.2% for the first quarter 2006.  This decrease is due to more favorable tax credits as disclosed in our 2006 Annual Report of Form 10-K.

Liquidity and Capital Resources

General.   Cash and cash equivalents increased approximately $4.3 million to $7.1 million during the sixteen weeks ended April 22, 2007, compared to $2.8 million at the end of fiscal 2006. This increase was due primarily to higher cash flows provided by operating activities and net borrowings under the revolving credit facility. We continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

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

Credit Facility.   We currently maintain a $200 million revolving credit facility that matures on December 14, 2010. Borrowings under this credit agreement bear interest at one of the following rates as selected by the Company: an Alternative Base Rate (ABR), which is based on the Prime Rate plus 0.00% to 0.25% or a London Interbank Offered Rate (LIBOR), which is based on the relevant one, two, three or six month LIBOR, at the Company’s discretion, plus 0.625% to 1.25%. In addition to the ABR and LIBOR loans, the agreement provides for a swing-line loan sub-facility which allows the Company to borrow up to $7.5 million. At April 22, 2007, we had $105.0 million of outstanding borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $4.5 million.

In May 2007, we received bank commitments for a new $300 million credit facility, which will amend and replace the existing $200 million credit facility.  The amended credit facility will be comprised of a $150 million term loan, and a $150 million revolving line of credit.  The amended credit agreement will also allow, subject to lender participation, the Company to increase the revolving credit facility by up to an additional $100 million in the future.  The term of the agreement is for five years, with the option at the Company’s request and lenders’ participation, for up to two additional years to be added to the maturity on the revolving line of credit.  The amended credit agreement will provide for more favorable borrowing rates, and will also allow us the ability to repurchase our stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and for working capital and general corporate requirements.

Covenants.   We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of April 22, 2007, we were in compliance with all debt covenants.

Total debt outstanding increased to $119.4 million at April 22, 2007 from $114.0 million at December 31, 2006, due to additional borrowings to construct new restaurants and acquire other assets, offset by payments made on capital lease obligations.

Capital Expenditures.   Cash paid for capital expenditures, including capital lease obligations, was $27.7 million and $25.1 million for the sixteen weeks ended April 22, 2007 and April 16, 2006, respectively. The increased capital expenditures in 2007 reflect higher expenditures for new restaurants as well as increases in facility improvements.

During fiscal year 2007, we expect capital expenditures to total $75 million to $85 million. We plan to open between 24 and 27 new company-owned restaurants in 2007, and we plan to continue our investment in restaurant remodels and capital improvements and expand our corporate infrastructure to support our growth model.

Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants, including our previously announced acquisition of 18 franchised restaurants owned by Top Robin Ventures, Inc. and Morite of California. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and the revolving bank credit facility as amended in May 2007. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditures and working capital requirements for at least the next twelve months.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants and, to a lesser extent, commodity prices for certain foods we purchase at market rates. Uncertainties related to higher costs, including energy costs, commodity prices, wages such as the federal minimum wage increase, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2007.

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

Off Balance Sheet Arrangements

Except for operating leases (primarily restaurant ground leases), we do not have any off balance sheet arrangements.

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

Stock-Based Compensation Expense. Under the fair value recognition provisions of the Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation, we recognize stock-based compensation using the Black-Scholes option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the sixteen weeks ended April 22, 2007 and April 16, 2006.

Goodwill.   We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2006 and determined that there were no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At April 22, 2007, goodwill recorded in the consolidated balance sheet totaled $43.5 million.

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

Insurance/Self-Insurance Liabilities.   The Company is self-insured for a portion of losses related to group health insurance, general liability and workers’ compensation. We maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial based estimates, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of self-insured experience is short and our significant rate of growth could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes in our estimates may produce materially different amounts of expense than that reported historically under these programs.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board’s (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this interpretation will have on our financial position.

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

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “assume”, “believe”, “estimates”, “expects,” “intend”, “plan”, “project,” “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:  our ability to consummate the acquisition of the restaurants from our franchisees in California; our ability to integrate the acquired restaurants and operate them as expected; finalization of purchase price and purchase price accounting adjustments related to the acquisition of the California franchised restaurants; our ability to achieve and manage our planned expansion, including both in new markets and existing markets; lack of awareness of our brand in new markets; higher percentage of operating weeks from non-comparable restaurants; concentration of less mature restaurants in the comp restaurant base; effectiveness of our initiative to normalize new restaurant operations; ability to attract, motivate and retain qualified team members, particularly in new markets; the effectiveness of our new national advertising strategy; the ability of our franchisees to open and manage new restaurants; effectiveness of our management strategies and decisions; the concentration of our restaurants in the Western United States; changes in the availability and costs of food; changes in labor costs; changes in energy costs; changes in availability of capital or credit facility borrowings and our ability to close the new amended credit facility; changes in the cost and availability of building materials and restaurant supplies; potential fluctuation in our quarterly operating results due to seasonality and other factors; the effect of increased competition in the casual dining market; the continued service of key management personnel; changes in consumer preferences, general economic conditions or consumer discretionary spending; health concerns about our food products and food preparation;  our ability to protect our name and logo and other proprietary information; the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages; the costs associated with pending litigation and investigations including diversion of management time and attention and any expense related to settlement of such matters; approval by the Court of the settlement terms for certain pending litigation; our franchisees’ adherence to our practices, policies and procedures;  additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2006 filed with the SEC.

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

As of April 22, 2007, we had $109.7 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.1 million on an annualized basis.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 22, 2007. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 22, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

On August 15, 2005, Andre Andropolis filed a purported class action complaint against the Company, the former chief executive officer and former chief financial officer (the Andropolis Complaint) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the Baird Complaint) on behalf of himself and the same class of stockholders as defined in the Andropolis Complaint in the United States District Court for the District of Colorado. These actions are more fully described in our Annual Report on Form 10-K filed February 28, 2007. On January 2, 2007, the Court granted the defendants’ motions to dismiss all claims with prejudice. Final judgment was entered on January 17, 2007 and plaintiffs filed a Notice of Appeal on February 14, 2007. After a mediation the parties to the Andropolis matter reached an agreement to settle, subject to approval by the Court. The proposed settlement involves a payment of $1.5 million, covered by insurance, to the putative class and its counsel.  The agreement was preliminarily approved by the Court on May 31, 2007. The parties will provide notice to the class and payment to those members who timely submit a claim pursuant to the terms of the settlement agreement filed with the Court.  After the bar date to submit a claim, the Court will hold a hearing on final approval of the settlement. The hearing for final approval is scheduled for September 28, 2007.

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s current senior vice president and chief concept officer. This action is more fully described in our Annual Report on Form 10-K filed February 28, 2007. On August 3, 2006, the Court in the Wilster case granted the Company’s motion to dismiss all claims against all defendants for failure to plead demand futility. The plaintiff has appealed this ruling to the United States Court of Appeals for the Tenth Circuit. The parties have reached an agreement to settle. The proposed settlement involves payment of $250,000 to plaintiff’s counsel, also covered by insurance and the adoption by the Company of certain corporate governance measures. The proposed settlement is subject to court approval. The Company expects that the Wilster settlement will be filed in late May or early June.

See Note 9 Contingencies, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding certain legal proceedings to which the Company is a party.

Item 1A.                 Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007. There have been no material changes in our Risk Factors disclosed in our 2006 Annual Report on Form 10-K.

Item 6.                          Exhibits

Exhibit Number	Description

10.1	Asset Purchase Agreement dated May 24, 2007 among Red Robin International, Inc., Top Robin Ventures, Inc. and Morite of California.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

June 1, 2007	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer