Form 10-Q
period 2007-07-15
RED ROBIN GOURMET BURGERS INC
filed 2007-08-17
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2007
Common Stock, $0.001 par value per share	16,765,891 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	July 15, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$16,564	$2,762
Accounts receivable, net	5,977	3,305
Inventories	9,996	8,486
Prepaid expenses and other current assets	3,818	5,885
Income tax receivable	31	5,862
Deferred tax asset	2,156	2,156
Restricted current assets—marketing funds	2,854	827
Total current assets	41,396	29,283
Property and equipment, net	385,682	351,736
Goodwill	54,728	43,496
Intangible assets, net	41,517	22,772
Other assets, net	4,116	3,311
Total assets	$527,439	$450,598

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$11,009	$6,312
Construction related payables	15,195	17,839
Accrued payroll and payroll related liabilities	23,144	19,144
Unredeemed gift certificates	6,416	9,374
Accrued liabilities	18,628	15,036
Accrued liabilities—marketing funds	2,854	827
Current portion of long-term debt and capital lease obligations	12,836	1,630
Total current liabilities	90,082	70,162
Deferred rent	19,522	18,076
Long-term debt and capital lease obligations	151,223	112,341
Other non-current liabilities	4,965	6,486
Total liabilities	265,792	207,065

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,754,392 and 16,589,248 shares issued and outstanding, respectively	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	152,414	146,614
Retained earnings	109,299	96,985
Total stockholders’ equity	261,647	243,533
Total liabilities and stockholders’ equity	$527,439	$450,598

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006

Revenues:
Restaurant revenue	$174,865	$132,071	$381,922	$297,722
Franchise royalties and fees	3,709	3,751	8,927	8,547
Rent revenue	38	38	88	124
Total revenues	178,612	135,860	390,937	306,393

Costs and expenses:
Restaurant operating costs:
Cost of sales	40,699	29,781	87,734	67,876
Labor	60,181	45,649	131,183	103,189
Operating	28,699	20,177	62,755	45,510
Occupancy	10,343	7,858	23,596	17,931
Depreciation and amortization	9,870	7,381	22,159	16,503
General and administrative	14,043	11,382	32,976	27,229
Pre-opening costs	2,600	1,912	5,079	4,155
Legal settlement	1,653	—	1,653	—
Reacquired franchise costs	1,612	—	1,612	—
Total costs and expenses	169,700	124,140	368,747	282,393

Income from operations	8,912	11,720	22,190	24,000
Other expense (income):
Interest expense, net	1,918	937	4,217	2,007
Other	15	(19)	19	16
Total other expenses	1,933	918	4,236	2,023

Income before income taxes	6,979	10,802	17,954	21,977
Provision for income taxes	2,054	3,608	5,566	7,428
Net income	$4,925	$7,194	$12,388	$14,549
Earnings per share:
Basic	$0.30	$0.44	$0.75	$0.88
Diluted	$0.29	$0.43	$0.74	$0.87
Weighted average shares outstanding:
Basic	16,640	16,522	16,622	16,509
Diluted	16,814	16,727	16,792	16,719

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	July 15, 2007	July 9, 2006
Cash Flows From Operating Activities:
Net income	$12,388	$14,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,159	16,503
Stock-based compensation expense	3,569	3,286
Other, net	161	(990)
Changes in operating assets and liabilities	15,065	9,201
Cash provided by operating activities	53,342	42,549

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	(2,176)	(707)
Acquisition of franchise restaurants, net of cash acquired of $35	(42,623)	—
Purchases of property and equipment	(46,142)	(47,747)
Cash used in investing activities	(90,941)	(48,454)

Cash Flows From Financing Activities:
Borrowings of long-term debt	166,000	12,638
Payments of long-term debt	(115,626)	(4,491)
Proceeds from exercise of stock options and employee stock purchase plan	1,499	1,067
Excess tax benefit related to exercise of stock options	408	242
Debt issuance costs	(594)	(446)
Payments of other debt and capital lease obligations	(286)	(836)
Cash provided by financing activities	51,401	8,174

Net change in cash and cash equivalents	13,802	2,269
Cash and cash equivalents, beginning of period	2,762	3,340
Cash and cash equivalents, end of period	$16,564	$5,609

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$4,125	$5,974
Interest paid, net of amounts capitalized	4,685	1,710

Supplemental Disclosure of Non-Cash Items:
Increases (decreases) of property and equipment on account	$(2,644)	$8,636

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At July 15, 2007, the Company operated 240 company-owned restaurants located in 26 states. The Company also sells franchises, of which there were 133 restaurants in 24 states and two Canadian provinces as of July 15, 2007. The Company operates its business as one reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, fixed asset lives, recoverability of goodwill, estimated useful lives of other intangible assets, bonuses, self-insurance liabilities, stock-based compensation expense, legal contingencies, fair value of assets acquired in a business combination and income taxes. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The Company’s quarter which ended July 15, 2007, is referred to as second quarter 2007, or the twelve weeks ended July 15, 2007; the first quarter ended April 22, 2007, is referred to as first quarter 2007, or the sixteen weeks ended April 22, 2007; and, together the first and second quarters of 2007 are referred to as the twenty-eight weeks ended July 15, 2007. The Company’s quarter which ended July 9, 2006, is referred to as second quarter 2006, or the twelve weeks ended July 9, 2006; the first quarter ended April 16, 2006, is referred to as first quarter 2006, or the sixteen weeks ended April 16, 2006; and, together the first and second quarters of 2006 are referred to as the twenty-eight weeks ended July 9, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board’s (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is evaluating the impact of the adoption of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning December 31, 2008. The Company is evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.

2.                       Acquisition of Red Robin Franchised Restaurants

California Franchise Acquisition

On June 18, 2007, the Company acquired the assets of 15 of 17 Red Robin® franchised restaurants owned by Top Robin Ventures, Inc. and Morite of California, in the state of California, for a cash price of approximately $44.3 million, including approximately $1.5 million of the contingent consideration referenced below.  The Company funded the acquisition through borrowings under its credit facility.  Also on June 18, 2007, the Company assumed management of the two of the remaining existing restaurants under management services agreements.  On July 16, 2007, the Company acquired for additional consideration one of the two remaining restaurants that operated under a management agreement and an eighteenth restaurant, which had been under construction in Fresno, California. The Fresno restaurant opened on July 16, 2007.  See Note 10 Subsequent Events, below. The purchase agreement includes an earn-out arrangement under which the purchase price to be paid to the sellers may be increased by up to $3 million if the 18 restaurants achieve certain aggregate 2007 sales targets.  As of July 15, 2007, approximately $1.5 million of this contingent consideration has been earned by the sellers and is included in the total purchase price referenced above for the 15 restaurants.

The acquired territory covered by the selling entities’ exclusivity rights generally encompasses the area of Los Angeles County north of Interstate 10, the California counties of San Luis Obispo, Santa Barbara, Ventura, Fresno, Kings, Tulare and Kern, as well as a portion of Riverside County.

The acquisition of the 15 restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). Based on a purchase price of $44.3 million, net of the $1.6 million charge relating to Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1), and the Company’s estimates of the fair value of net assets acquired, $11.3 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes but is amortizable and deductible for tax purposes.  The preliminary purchase price allocation is subject to revision after a more detailed analysis is completed including final determination of contingent consideration. Any change in the fair value of the net assets will change the amount of purchase price allocable to goodwill. The Company does not expect any adjustments to be significant.

The purchase price for the 15 restaurants has been allocated as follows (in thousands):

Current assets	$1,200
Property and equipment	10,801
Goodwill	11,348
Intangible assets	18,788
Other assets	902
Current liabilities	(381)
Net assets acquired	$42,658
Reacquired franchise costs	1,612
Total purchase price	$44,270

Of the $18.8 million of intangible assets, $14.3 million was assigned to reacquired franchise rights with a weighted average life of approximately 21 years and $4.5 million was assigned to leasehold interests with a weighted average life of approximately 17 years.

As a result of the acquisition of the 15 restaurants, the Company incurred a charge of $1.6 million and recorded an intangible asset relating to reacquired franchise rights of $14.3 million in accordance with EITF 04-1. EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable. This charge primarily reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements.

Managed Restaurants

Effective June 18, 2007, the Company also assumed management of the two remaining existing restaurant locations owned by the California franchisees under management services agreements.   One of these restaurants was managed under a management service agreement which provided that the Company manage the restaurant’s operations in return for a monthly fixed management fee of approximately $25,000 which is recorded in restaurant revenues.  Because the Company is not the primary beneficiary of this restaurant’s operations, in accordance with FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities (FIN 46R), the financial results for this restaurant have not been consolidated in the results of operations of the Company.  On July 16, 2007, the Company acquired the assets of this restaurant as described in Note 10 and all operating results will be consolidated from that date forward.

Under the terms of the management services agreement for the second restaurant, the Company has assumed all operating responsibilities of this restaurant in exchange for a management fee equal to all the revenues from this restaurant.  In accordance with FIN 46R, management had determined that the Company is the primary beneficiary of the operations of this restaurant and therefore has consolidated its results of operations with the Company’s results since June 18, 2007, the date of the management service agreement. The Company intends to acquire this restaurant pending the resolution of certain lease arrangements by the sellers at which point the purchase price will be allocated to assets.

The financial results of the 15 restaurants whose assets were acquired on June 18, 2007 and the consolidated managed restaurant (2007 Acquired Restaurants) have been reflected in the Company’s financial results beginning June 18, 2007.

Washington Franchise Acquisition

After July 9, 2006, the Company acquired 13 franchised Red Robin® restaurants in the state of Washington. Two of the restaurants were managed by the Company under a management services agreement until they were purchased on November 21, 2006 and December 25, 2006, respectively.

The acquisition of the 13 restaurants was accounted for using the purchase method as defined in SFAS 141. Based on a purchase price of $40.8 million, net of the $1.7 million charge relating to EITF 04-1, and the Company’s estimates of the fair value of net assets acquired, $17.8 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes.

The purchase price for the 13 restaurants has been allocated as follows (in thousands):

Current assets	$819
Property and equipment	8,288
Goodwill	17,776
Intangible assets	15,929
Other assets	39
Current liabilities	(2,078)
Net assets acquired	$40,773
Reacquired franchise costs	1,735
Total purchase price	$42,508

Pro Forma Results (unaudited)

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the California and Washington franchise restaurants occurred at the beginning of the period presented as required by SFAS 141. Pro forma net income for 2007 excludes the nonrecurring $1.6 million pre-tax charge related to the reacquired franchise rights of the California franchise acquisition as well as the nonrecurring $1.7 million pre-tax charge related to a legal settlement, while the pro forma net income for 2006 excludes the nonrecurring $1.7 million pre-tax charge, related to the reacquired franchise rights of the Washington franchise acquisition. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
(In thousands, except per share data)	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
Revenue	$186,795	$160,307	$415,133	$363,762
Net income	6,549	8,236	14,346	17,362
Basic EPS	0.39	0.50	0.86	1.05
Diluted EPS	0.39	0.49	0.85	1.04

3.                       Stock-Based Compensation

At the Company’s annual meeting of stockholders, which occurred during the second quarter 2007, the stockholders approved the 2007 Performance Incentive Plan (2007 Stock Plan) which authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is equal to 1,000,000 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event.  However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon occurrence of a change in control, no award will vest unless such officers’ employment with the Company is terminated by the Company without cause during the two-year period following such change in control event.  Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 3, 2017, unless terminated earlier by the Company’s board of directors.

The Company has four other stock based compensation plans with outstanding award grants: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan).  No further grants can be made under these plans.

During the twelve weeks ended July 15, 2007, the Company issued approximately 79,000 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $10.54 per share and a weighted average exercise price of $41.36 per share.  For the twenty-eight weeks ended July 15, 2007, the Company issued approximately 582,000 options with a weighted average grant date fair value of $11.22 per share and a weighted average exercise price of $39.17 per share.   During the first quarter of 2007, the Company also granted to its chief executive officer a total of 97,000 shares of non-vested common stock with a weighted average grant date fair value of $41.54 which vest in installments on the anniversaries of the grants.  Compensation expense is recognized over the remaining weighted average vesting period which is approximately 1.4 years (approximately 2.0 years for the non-vested common stock granted to the chief executive officer).

Stock-based compensation, including options and non-vested shares, is recognized as follows (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
Restaurant labor	$263	$201	$548	$478
General and administrative	1,537	1,168	3,021	2,808
Total stock-based compensation expense	$1,800	1,369	3,569	3,286

For the twelve and twenty-eight weeks ended July 15, 2007, $130,000 and $324,000 of stock-based compensation was recognized as capitalized development and is included in property and equipment in the condensed consolidated balance sheet, respectively. During the quarter ended July 15, 2007, approximately 19,000 options to purchase common shares were exercised and approximately 40,000 options were forfeited.  During the twenty-eight weeks ended July 15, 2007, approximately 52,000 options to purchase common shares were exercised and approximately 95,000 options were forfeited.

4.        Borrowings

Borrowings at July 15, 2007 and December 31, 2006 are summarized below (in thousands):

	July 15, 2007	December 31, 2006
Term loan	$150,000	$—
Revolving credit agreement	—	99,000
Capital lease obligations	9,634	9,895
Collateralized notes payable	4,425	5,076
	164,059	113,971
Current portion	(12,836)	(1,630)
Long-term debt	$151,223	$112,341

On June 15, 2007, the Company amended and restated its existing credit facility to provide a more flexible capital structure and facilitate its growth plans.  The amended credit agreement provides for more favorable borrowing rates, allows the Company the ability to repurchase shares of  its capital stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements.  The amended credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012 and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the London Interbank Offered Rate (LIBOR) plus 0.75%.  The amended credit agreement also allows, subject to lender participation, the Company to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, the Company may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement.  The amended credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  The Company’s obligations under the amended credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company.  Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

The Company borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund the acquisition of the California franchisee restaurants as described in Note 2.  At July 15, 2007, the Company had no borrowings under the revolving credit facility and had letters of credit outstanding of $4.5 million.  Loan origination costs associated with the amended credit facility and the net outstanding balance of costs related to the original credit facility are $1.7 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of July 15, 2007.

The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of July 15, 2007, the Company was in compliance with all debt covenants.

5.        Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48).  As a result of the implementation of FIN 48, the Company recognized an increase of approximately $74,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of July 15, 2007, the Company had approximately $384,000 of unrecognized tax benefits, all of which if recognized, would favorably affect the Company’s effective tax rate.

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

6.        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and twenty-eight weeks ended July 15, 2007, respectively, approximately 1.4 million and 1.3 million stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. During the twelve and twenty-eight weeks ended July 9, 2006, respectively, a total of 847,000 and 741,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
Net income	$4,925	$7,194	$12,388	$14,549
Basic weighted-average shares outstanding	16,640	16,522	16,622	16,509
Dilutive effect of stock options	174	205	170	210
Diluted weighted-average shares outstanding	16,814	16,727	16,792	16,719

Earnings per share:
Basic	$0.30	$0.44	$0.75	$0.88
Diluted	$0.29	$0.43	$0.74	$0.87

7.                       Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in other operating expenses and are expensed as incurred. Such costs amounted to $3.8 million and $7.9 million for the twelve and twenty-eight weeks ended July 15, 2007, respectively and $2.2 million and $5.0 million for the twelve and twenty-eight weeks ended July 9, 2006, respectively.

Under the Company’s franchise agreements, both the Company and the franchise partners must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs.  The Company’s portion of costs incurred by the Marketing Funds are recorded as operating expense on the Company’s financial statements.  Restricted assets represent contributed funds held for future use.

8.                       Related Party Transactions

The Company’s former chief concept officer owns 7.0% of Mach Robin, LLC (Mach Robin), and an entity that directly or indirectly owns or controls 100% of Red Robin Restaurants of Canada, Ltd. (RRRC). Mach Robin and RRRC operate Red Robin® restaurants under franchise agreements in the U.S. and Canada, respectively. The Company recognized royalty income from Mach Robin in the amount of $225,000 and $593,000 during the twelve and twenty-eight weeks ended July 9, 2006. The Company recognized royalty income from RRRC of $273,000 and $606,000 during the twelve and twenty-eight weeks ended July 9, 2006.

For further related party transaction information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

9.                       Contingencies

On February 1, 2006, the Company received a notice from the SEC that the SEC had issued a formal order of investigation related to a 2005 internal Company investigation regarding the Company’s former chairman, president and chief executive officer. On June 4, 2007, the staff of the Denver Regional Office of the SEC notified the Company that the investigation has been terminated as to Red Robin and no enforcement action has been recommended to the Commission.

On August 15, 2005, Andre Andropolis filed a purported class action complaint against the Company, the former chief executive officer and former chief financial officer (the Andropolis Complaint) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the Baird Complaint). These actions are more fully described in our Annual Report on Form 10-K filed February 28, 2007.  After mediation, the parties to the Andropolis matter reached an agreement to settle, which was preliminarily approved by the Court on May 31, 2007. The settlement involves a payment of $1.5 million, covered by insurance, to the putative class and its counsel.  The hearing for final approval is scheduled for September 28, 2007.

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s former senior vice president and chief concept officer. This action is more fully described in our Annual Report on Form 10-K filed February 28, 2007. On August 3, 2006, the Court in the Wilster case granted the Company’s motion to dismiss all claims against all defendants for failure to plead demand futility. The plaintiff appealed this ruling to the United States Court of Appeals for the Tenth Circuit. The parties have reached an agreement to settle and executed a memorandum of understanding. The proposed settlement involves payment of $250,000 to plaintiff’s counsel, also covered by insurance and the adoption by the Company of certain corporate governance measures. The proposed settlement is subject to court approval.

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California. The Huggett lawsuit alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The Huggett complaint states claims for damages, including punitive and exemplary damages and injunctive relief. The Company filed an answer to the Huggett complaint and removed the case to the United States District Court for the Central District of California. On March 13, 2006, Huggett filed a motion to remand the case to the California state court. On June 9, 2006, the Court denied the motion to remand. On April 16, 2007, the parties attempted an unsuccessful effort to mediate the claim.  On May 29, 2007, Huggett filed a motion to certify the putative class and the Company filed its reply on July 27, 2007. A hearing on the motion is scheduled on September 10, 2007. However, the putative class in the Huggett matter is the same as the putative class in the Harper case described below, which is pending before the same judge as the Huggett matter.  As described below, the parties have reached a tentative settlement in the Harper matter, which is subject to court approval.  The Company expects that approval by the Court of the settlement in the Harper matter will resolve the Huggett class claims as well.

In December 2006, the Company was served with two additional purported class action lawsuits alleging violations of California’s wage and hour laws. William Harper v. Red Robin International, Inc. was filed in the Superior Court of California alleging failure by the Company to provide meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc. was filed the same day as the Harper case. In the Hill case, a former employee alleges failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks. The Company filed answers in both cases and removed them to the United States District Court for the Central District of California. The Company then filed notices of related cases with the Court in the Huggett case stating that the two new cases should be heard by the same judge as the Huggett matter.

On August 7, 2007, the parties to the Harper and Hill cases entered into memoranda of understanding to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The Company has admitted no liability in connection with the settlement. In connection with the settlement, the Company has recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability.  This amount is an estimate subject to adjustment based on actual claims filed. The settlements are subject to court approval.

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

10.                Subsequent Events

On July 16, 2007, the Company acquired the assets of one of the remaining two existing franchised restaurants owned by Top Robin Ventures, Inc. and acquired and opened a new restaurant that had been under construction in Fresno, California. These restaurants were part of the acquisition of certain franchised Red Robin restaurants in the State of California, discussed in Note 2 above. The existing restaurant had been operated by the Company since the original closing on June 18, 2007 under a management services agreement. The Company paid consideration for the existing restaurant of $3.3 million. The consideration paid for the new restaurant was approximately $1.3 million, which was comprised of reimbursement for construction and related costs, including costs of opening the restaurant.  The purchase price was paid in cash.  The last additional restaurant continues to be operated by the Company under a management services agreement.

On August 8, 2007, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $50 million worth of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares have been repurchased under the plan.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.

Overview

All comparisons under this heading between 2007 and 2006 refer to the twelve and twenty-eight week periods ending July 15, 2007 and July 9, 2006, respectively, unless otherwise indicated.

As of July 15, 2007, there were 373 Red Robin® casual dining restaurants in 39 states and Canada. Of these restaurants, 240 were company-owned, two were managed by the Company under management agreements with the franchisee and the remaining 133 were operated under franchise agreements.

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

The following summarizes the operational and financial highlights during the first twenty-eight weeks of fiscal 2007:

•        Franchise Acquisitions. We acquired 15 franchised Red Robin® restaurants in the state of California for $44.3 million. The cash purchase price was funded through borrowings under the Company’s recently amended credit facility. Effective June 18, 2007, we also assumed management of two additional existing restaurant locations, (Managed Restaurants), owned by the California franchisees under management services agreements.  The 15 acquired restaurants and one of the Managed Restaurants collectively are referred to as the 2007 Acquired Restaurants and have been included in our results of operations beginning June 18, 2007. The remaining managed restaurant and one restaurant under construction by the California franchisee are not consolidated in our results of operations as of and for the periods ended July 15, 2007.  Management fee income has been recorded for the unconsolidated managed restaurant.  We incurred a charge of $1.6 million related to the reacquisition of the existing franchise and development agreements of the 2007 Acquired Restaurants. This charge is reported as “Reacquired franchise costs” in the Consolidated Statements of Income.

The 13 franchised Red Robin® restaurants in the state of Washington acquired after July 9, 2006 are collectively referred to as the 2006 Acquired Restaurants, and the combination of the 2007 Acquired Restaurants and the 2006 Acquired Restaurants are referred to as the Acquired Restaurants.

•        Launch of National Media Advertising Campaign.  In April and May 2007, we launched our first national media advertising campaign on cable television and the internet.  We believe a national media campaign will increase revenue in both new and existing markets, expand our presence as a national restaurant company and provide support for our efforts to enter new markets where our brand has less recognition.  We believe our sales were positively impacted by this media campaign in the second quarter of 2007; however, because we have not utilized national marketing efforts in the past, we are unable to predict whether the campaign will be successful in the long run.  The costs of our national advertising campaign increased restaurant operating costs by approximately $874,000 and $1.8 million for the twelve and twenty-eight weeks ended July 15, 2007 as we increased our contribution to a national marketing fund into which our franchise partners also contribute.  The increased national advertising campaign expenditures will continue throughout the remainder of 2007.

•        New Restaurant Training Initiatives.  Our focus on the performance of new restaurants has led to the development of a number of programs designed to normalize new restaurant performance faster.  As part of our first quarter 2007 restaurant openings, we initiated new training programs which are focused on accelerating and measuring the proficiencies of each hourly team member.  We have also added additional modules to our manager training programs to better prepare new managers for the challenging environment a new restaurant creates.  In support of this initiative, we have raised our average pre-opening costs per restaurant.  In addition, we have observed higher labor and travel costs soon after the openings.  We believe adding more trainers for each opening will result in near term pressure on our profit margins in exchange for higher retention of opening sales volumes and faster normalization of profits.

•        New Restaurant Openings. During the second quarter of 2007, we opened nine company-owned restaurants, six of which were opened in new markets. For the twenty-eight weeks ended July 15, 2007, approximately 61% of total non-comparable restaurant operating weeks were in new markets compared to 56% in the first twenty-eight weeks of 2006. New markets present operational challenges as we expand into markets where we have less brand recognition, a lower concentration of trained team members and generally higher operating costs.  In the second quarter 2007, our non-comparable restaurant average weekly sales volumes increased 2.8% from the second quarter 2006 and 5.6% from the first quarter 2007.  We believe this improved performance can be attributed primarily to the national media advertising campaign and new restaurant training initiatives discussed above.

•        Comparable Restaurant Sales.  For the twelve and twenty-eight weeks ended July 15, 2007, the 162 restaurants in our current comparable base experienced a 3.1% and 1.1% respective increase in sales for these same restaurants last year.  Increases in the average guest check contributed 2.4% and 2.8% of the increases for the twelve and twenty-eight weeks ended July 15, 2007.  For the twelve weeks ended July 15, 2007, guest counts increased 0.7% over the prior year, and for the twenty-eight weeks ended July 15, 2007, guest counts decreased 1.7%.  The comparable restaurant average weekly sales volumes are impacted by both the year over year sales growth of the restaurants in the comparable base and the growing number of less mature restaurants comprising our comparable restaurant base.  Historically, our less mature restaurants operate at a lower average weekly sales volume during the early years of operation.  As these restaurants enter the comparable restaurant base, the average weekly sales volumes could be negatively impacted until these restaurants reach normalized volumes, historically in the third year of operation.

•       Managing Restaurant Operating Costs. For the twelve and twenty-eight weeks ended July 15, 2007, total restaurant operating costs represented 80% of restaurant revenues as compared to 78% and 79% for the twelve and twenty-eight weeks ended July 9, 2006.  Restaurant operating costs represent food and beverage expenses, labor and benefit expenses, occupancy expenses and other operating costs such as supplies, repairs and maintenance and utility expenses. Our operating costs are impacted by the initiatives discussed above to improve performance and maintain sales growth in our new and existing restaurants.  In addition, we continue to see increasing inflationary pressures on operating costs including minimum wage increases, commodity food price increases and energy price increases.  We expect that these upward price pressures will continue for the remainder of 2007 and 2008.  In response to these costs pressures, we will implement an approximate 2.9% price increase in September 2007 which we believe will maintain our restaurant profitability.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
Company-owned:
Beginning of period	216	172	208	163
Opened during period	9	8	18	17
Acquired during period	15	—	15	—
Closed during period	—	—	(1)	—
End of period	240	180	240	180

Franchised:
Beginning of period	147	139	139	136
Opened during period	2	3	11	6
Sold or closed during period	(16)	—	(17)	—
End of period	133	142	133	142

Total number of Red Robin® restaurants	373	322	373	322

*                    Does not include the two Managed Restaurants.

Since July 15, 2007 and through August 14, 2007, we have opened five additional company-owned restaurants. We expect to open 25 to 26 company-owned restaurants during fiscal 2007. We anticipate that our franchisees will open between 14 and 15 restaurants during fiscal 2007.

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2007	July 9, 2006	July 15, 2007	July 9, 2006
Revenues:
Restaurant	97.9%	97.2%	97.7%	97.2%
Franchise royalties and fees	2.1	2.8	2.3	2.8
Rent revenue	0.0	0.0	0.0	0.0
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.3	22.5	23.0	22.8
Labor (includes 0.2%, 0.2%, 0.1% and 0.2% of stock-based compensation expense, respectively)	34.4	34.6	34.3	34.7
Operating	16.4	15.3	16.4	15.3
Occupancy	5.9	5.9	6.2	6.0
Total restaurant operating costs	80.0	78.3	79.9	78.8
Depreciation and amortization	5.5	5.4	5.7	5.4

General and administrative (includes 0.9%, 0.9%, 0.8% and 0.9% of stock-based compensation expense, respectively)	7.9	8.4	8.4	8.9
Pre-opening costs	1.5	1.4	1.3	1.4
Legal settlement	0.9	—	0.4	—
Reacquired franchise costs	0.9	—	0.4	—
Income from operations	5.0	8.6	5.7	7.8
Interest expense, net	1.1	0.7	1.1	0.7
Other	—	—	—	—
Income before income taxes	3.9	7.9	4.6	7.1
Provision for income taxes	1.1	2.7	1.4	2.4
Net income	2.8%	5.3%	3.2%	4.7%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2007	July 9, 2006	Percent Change	July 15, 2007	July 9, 2006	Percent Change
Restaurant revenue	$174,865	$132,071	32.4%	$381,922	$297,722	28.3%
Franchise royalties and fees	3,709	3,751	(1.1)%	8,927	8,547	4.4%
Rent revenue	38	38	—	88	124	(29.0)%
Total revenues	$178,612	$135,860	31.5%	$390,937	$306,393	27.6%
Average weekly sales volumes:
Comparable restaurants	$65,553	$65,404	0.2%	$64,232	$65,371	(1.7)%
Non-comparable restaurants	59,979	58,330	2.8%	56,483	57,544	(1.8)%
2006 Acquired Restaurants	85,599	—	—	83,836	—	—
2007 Acquired Restaurants	66,506	—	—	66,506	—	—

For the twelve weeks ended July 15, 2007 restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $42.8 million, or 32.4% from the second quarter 2006.  Of this increase, $19.6 million was attributable to comparable restaurant revenue, $13.2 million was attributable to restaurant revenues from the 2006 Acquired Restaurants, $4.6 million was attributable to nine new company-owned restaurants opened during the second quarter 2007, $4.2 million was attributable to the 2007 Acquired Restaurants, and $1.2 million to additional revenues from 41 non-comparable restaurants opened during 2006 and 2007.

For the twenty-eight weeks ended July 15, 2007, restaurant revenues increased by $84.2 million, or 28.3%, compared to the same period in fiscal 2006.  Of this increase, $35.9 million was attributable to comparable restaurant revenue, $30.3 million was attributable to restaurant revenues from the 2006 Acquired Restaurants, $18.0 million was attributable to 18 new company-owned restaurants opened during 2007, $4.2 million was attributable to the 2007 Acquired Restaurants, and a $4.2 million decrease in revenue from 43 non-comparable restaurants opened during 2006 and 2005.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the second quarter 2007, there were 162 comparable restaurants compared to 137 comparable restaurants at the end of the second quarter 2006. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the second quarter 2007, there were 50 non-comparable restaurants versus 43 at the end of the second quarter 2006. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 0.2% increase in average comparable weekly sales in the second quarter 2007 was primarily the result of higher guest counts and average guest checks, offset by the 26 less mature restaurants entering the comparable restaurant base since the end of the second quarter of 2006.   The 1.7% decrease in average comparable weekly sales volumes for the twenty-eight weeks ended July 15, 2007 was primarily the result of decreased guest counts and less mature restaurants entering the comparable base offset by a higher average guest check.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 1.1% for the twelve weeks ended July 15, 2007 over the same period last year while it increased 4.4% for the twenty-eight weeks ended July 15, 2007 over the same period last year.   The quarter over quarter decrease is attributable to the $435,000 reduction in franchise royalties from the 2006 Acquired Restaurants. The year over year increase in franchise royalties and fees is due primarily to the 21 restaurants opened by our franchisees since the second quarter 2006, offset by the $1.0 million reduction in franchise royalties from the 2006 Acquired Restaurants. Our franchisees reported that comparable sales increased 0.2% for U.S. restaurants and 5.0% for Canadian restaurants in the second quarter of 2007.  For the twenty-eight weeks ended July 15, 2007 and July 9, 2006, our franchisees reported comparable sales U.S. restaurants decreased 1.0% and Canadian restaurants increased 4.1%

Cost and Expenses

Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2007	July 9, 2006	Percent Change	July 15, 2007	July 9, 2006	Percent Change
Cost of sales	$40,699	$29,781	36.7%	$87,734	$67,876	29.3%
As a percent of restaurant revenue	23.3%	22.5%	0.8%	23.0%	22.8%	0.2%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the twelve and twenty-eight weeks ended July 15, 2007, cost of sales increased as a percentage of restaurant revenues due primarily to higher commodity costs, including proteins and dairy products offset by lower poultry costs and leverage from price increases implemented since April 2006.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2007	July 9, 2006	Percent Change	July 15, 2007	July 9, 2006	Percent Change
Labor	$60,181	$45,649	31.8%	$131,183	$103,189	27.1%
As a percent of restaurant revenue	34.4%	34.6%	(0.2)%	34.3%	34.7%	(0.4)%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members.  For the twelve and twenty-eight weeks ended July 15, 2007, labor decreased as a percentage of restaurant revenue due to lower costs related to our self-insured health and workers’ compensation benefits and reduced bonus expense.  Offsetting these reductions were increases for restaurant wages and compensation due to minimum wage increases and higher labor costs for restaurants opened during the twelve and twenty-eight weeks ending July 15, 2007.

Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2007	July 9, 2006	Percent Change	July 15, 2007	July 9, 2006	Percent Change
Operating	$28,699	$20,177	42.2%	$62,755	$45,510	37.9%
As a percent of restaurant revenue	16.4%	15.3%	1.1%	16.4%	15.3%	1.1%

Operating costs include variable costs such as restaurant supplies, advertising and energy costs, and fixed costs such as service repairs and maintenance costs.  For the twelve and twenty-eight weeks ended July 15, 2007, operating costs increased as a percentage of restaurant revenue due primarily to increased advertising expense as contributions to the national advertising fund began in April 2007.  Also contributing to higher costs were higher utility, travel, maintenance and supplies expenses.

Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2007	July 9, 2006	Percent Change	July 15, 2007	July 9, 2006	Percent Change
Occupancy	$10,343	$7,858	31.6%	$23,596	$17,931	31.6%
As a percent of restaurant revenue	5.9%	5.9%	—%	6.2%	6.0%	0.2%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs.  As a percentage of restaurant revenue, occupancy costs remained flat for the twelve weeks ended July 15, 2007 compared to prior year as higher occupancy expenses related to acquired restaurants were offset by leverage from fixed charges.  For the twenty-eight weeks ended July 15, 2007, occupancy costs as a percentage of restaurant revenue, increased over the prior year period due to higher occupancy expenses related to the Acquired Restaurants and lower average restaurant sales volumes.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2007	July 9, 2006	Percent Change	July 15, 2007	July 9, 2006	Percent Change
Depreciation and amortization	$9,870	$7,381	33.7%	$22,159	$16,503	34.3%
As a percent of total revenues	5.5%	5.4%	0.1%	5.7%	5.4%	0.3%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  For the twelve and twenty-eight weeks ended July 15, 2007, depreciation and amortization expense as a percentage of total revenues increased due to increased depreciation and amortization for tangible and intangible assets related to the Acquired Restaurants.

General and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2007	July 9, 2006	Percent Change	July 15, 2007	July 9, 2006	Percent Change
General and administrative	$14,043	$11,382	23.4%	$32,976	$27,229	21.1%
As a percent of total revenues	7.9%	8.4%	(0.5)%	8.4%	8.9%	(0.5)%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, professional and consulting fees and marketing costs. For the twelve and twenty-eight weeks ended July 15, 2007, general and administrative costs decreased as a percentage of total revenues due to leverage from higher revenues, reductions in local store marketing and reductions in administrative bonuses.  These reductions were partially offset by increased costs for professional services and consulting fees and for costs associated with the integration of the 2007 Acquired Restaurants.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2007	July 9, 2006	Percent Change	July 15, 2007	July 9, 2006	Percent Change
Pre-opening costs	$2,600	$1,912	36.0%	$5,079	$4,155	22.2%
As a percent of total revenues	1.5%	1.4%	0.1%	1.3%	1.4%	(0.1)%
Average per restaurant pre-opening costs	$287	$239	20.1%	$281	$235	19.6%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial hourly work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants.  Pre-opening costs for the twelve weeks ended July 15, 2007 and July 9, 2006 reflect the opening of nine and eight new restaurants in each period presented, respectively. In addition, these amounts include approximately $623,000 and $79,000, respectively, for restaurants that will be opened or have been opened in the third quarter 2007 and 2006. Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented. The increase in the average per restaurant pre-opening costs reflects higher training expenses for our new training programs.  This increased training is designed to focus on accelerating the development of proficiencies of each hourly team member to improve productivity and normalize operations of our new restaurants sooner than what we had experienced in the performance of restaurants opened prior to 2007.

Legal Settlement

For the twelve and twenty-eight weeks ended July 15, we recorded a $1.7 million charge related to the agreement to settle several legal proceedings against us in the state of California. See Note 9 Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding these proceedings and the related charge.

 Reacquired Franchise Costs

As a result of the acquisition of the 2007 Acquired Restaurants, we incurred a charge of $1.6 million, for the twelve and twenty-eight weeks ended July 15, 2007, relating to reacquired franchise rights of $14.3 million in accordance with Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. The $1.6 million charge reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements.  See Note 2 Acquisition of Red Robin Franchised Restaurants, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition and related charge.

Interest Expense, net

Interest expense was $1.9 million and $937,000 for the twelve weeks ended July 15, 2007 and July 9, 2006, respectively and $4.2 million and $2.0 million for the twenty-eight weeks end ended July 15, 2007 and July 9, 2006, respectively.  Interest expense in 2007 was higher due to higher borrowings outstanding under our revolving credit facility slightly offset by a lower average interest rate of 6.3% versus 6.9% in 2006.

Provision for Income Taxes

The effective income tax rate for the second quarter 2007 was 29.4% compared to 33.4% for the second quarter 2006.  The effective tax rate for the twenty-eight weeks ended July 15, 2007 and July 9, 2006 was 31.0% and 33.8%, respectively.  This decrease is due the favorable effects of tax credits.

Liquidity and Capital Resources

General.   Cash and cash equivalents increased approximately $13.8 million to $16.6 million during the twenty-eight weeks ended July 15, 2007, compared to $2.8 million at the end of fiscal 2006.  This increase was due primarily to retained net proceeds from our $150 million term loan, net of amounts to acquire the 15 California franchise restaurants, the July 16, 2007 acquisition of one of the two existing franchised restaurants owned by Top Robin Ventures, Inc. and the new restaurant that had been under construction in Fresno, California for $4.6 million, as well as cash flows provided by operating activities. We continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

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

Credit Facility.   On June 15, 2007, we amended and restated our existing credit facility to provide a more flexible capital structure and facilitate our growth plans.  The amended credit agreement provides for more favorable borrowing rates, allows us the ability to repurchase shares of our capital stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements.  The amended credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012 and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the London Interbank Offered Rate (LIBOR) plus 0.75%.  The amended credit agreement also allows us, subject to lender participation, to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement.  The amended credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  Our obligations under the amended credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company.  Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

We borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund the acquisition of the California franchisee restaurants as described in Note 2 in the accompanying Notes to Condensed Consolidated Financial Statements; we also retained the net proceeds of the term loan to fund the acquisition of the two restaurants on July 16, 2007 and for working capital and general corporate purposes.  At July 15, 2007, we had no borrowings under the revolving credit facility and had letters of credit outstanding of $4.5 million.  Loan origination costs associated with the amended credit facility and the net outstanding balance of costs related to the original credit facility are $1.7 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of July 15, 2007.

Covenants.   We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of July 15, 2007, we were in compliance with all debt covenants.

Debt Outstanding.   Total debt outstanding increased to $164.1 million at July 15, 2007 from $114.0 million at December 31, 2006.  Current maturies of long-term debt increased $11.2 million and long-term debt, net of current maturities, increased $38.9 million due to borrowings under the amended credit facility.  The increase in the current portion of debt reflects required loan repayments under our term loan borrowing beginning in 2007.

Capital Expenditures.   Cash paid for capital expenditures, including capital lease obligations, was $46.1 million and $47.7 million for the twenty-eight weeks ended July 15, 2007 and July 9, 2006, respectively. These capital expenditures reflect ongoing construction of new restaurants as well as expenditures for facility improvements and infrastructure needs.

During fiscal year 2007, we expect capital expenditures to total $75 million to $85 million. We plan to open 25 to 26 new company-owned restaurants in 2007, and we plan to continue our investment in restaurant remodels and capital improvements and expand our corporate infrastructure to support our growth model.

Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for growing infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants.  Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and the revolving bank credit facility as amended in June 2007. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditures and working capital requirements for at least the next twelve months.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to increased labor costs, higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants and commodity prices for certain foods we purchase at market rates. Uncertainties related to higher costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2007.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the twenty-eight weeks ended July 15, 2007 and July 9, 2006.

Goodwill.   We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2006 and determined that there were no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At July 15, 2007, goodwill recorded in the consolidated balance sheet totaled $54.7 million.

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

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “believe”, “estimates”, “expects,” “intend”, “plan”, “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:  our ability to integrate the acquired restaurants and operate them as expected; finalization of purchase price and purchase price accounting adjustments related to the acquisition of the California franchised restaurants; our ability to achieve and manage our planned expansion, including both in new markets and existing markets; lack of awareness of our brand in new markets; higher percentage of operating weeks from non-comparable restaurants; concentration of less mature restaurants in the comparable restaurant base; effectiveness of our initiative to normalize new restaurant operations; the effectiveness of our new national advertising strategy; the ability to attract, motivate and retain qualified team members, particularly in new markets; the ability of our franchisees to open and manage new restaurants; effectiveness of our management strategies and decisions; the concentration of our restaurants in the Western United States; changes in the availability and costs of food; changes in labor costs; changes in energy costs; changes in availability of capital or credit facility borrowings; changes in the cost and availability of building materials and restaurant supplies; potential fluctuation in our quarterly operating results due to seasonality and other factors; the effect of increased competition in the casual dining market; the continued service of key management personnel; changes in consumer preferences, general economic conditions or consumer discretionary spending; health concerns about our food products and food preparation;  our ability to protect our name and logo and other proprietary information; the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages; the costs associated with pending litigation and any expense related to settlement of such matters; approval by the Court of the settlement terms for certain pending litigation; our franchisees’ adherence to our practices, policies and procedures;  additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2006 filed with the SEC.

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

Under our revolving credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of July 15, 2007, we had $154.4 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.5 million on an annualized basis.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended July 15, 2007. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 15, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

On February 1, 2006, the Company received a notice from the SEC that the SEC had issued a formal order of investigation related to a 2005 internal Company investigation regarding the Company’s former chairman, president and chief executive officer. On June 4, 2007, the staff of the Denver Regional Office of the SEC notified the Company that the investigation has been terminated as to Red Robin and no enforcement action has been recommended to the Commission.

On August 15, 2005, Andre Andropolis filed a purported class action complaint against the Company, the former chief executive officer and former chief financial officer (the Andropolis Complaint) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the Baird Complaint). The Andropolis and Baird complaints were consolidated by the Court and are referred to together as “Andropolis”.  On January 2, 2007, the Court granted the defendants’ motions to dismiss all claims with prejudice. Final judgment was entered on January 17, 2007, which plaintiffs appealed. These actions are more fully described in our Annual Report on Form 10-K filed February 28, 2007.  After mediation, the parties to the Andropolis matter reached an agreement to settle, which was preliminarily approved by the Court on May 31, 2007. The settlement involves a payment of $1.5 million, covered by insurance, to the putative class and its counsel.  The hearing for final approval is scheduled for September 28, 2007.

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s former senior vice president and chief concept officer. This action is more fully described in our Annual Report on Form 10-K filed February 28, 2007. On August 3, 2006, the Court in the Wilster case granted the Company’s motion to dismiss all claims against all defendants for failure to plead demand futility. The plaintiff appealed this ruling to the United States Court of Appeals for the Tenth Circuit. The parties have reached an agreement to settle and executed a memorandum of understanding. The proposed settlement involves payment of $250,000 to plaintiff’s counsel, also covered by insurance and the adoption by the Company of certain corporate governance measures. The proposed settlement is subject to court approval.

In January 2006, the Company was served with a purported class action lawsuit, Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California. The Huggett lawsuit alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. The Huggett complaint states claims for damages, including punitive and exemplary damages and injunctive relief. The Company filed an answer to the Huggett complaint and removed the case to the United States District Court for the Central District of California. On March 13, 2006, Huggett filed a motion to remand the case to the California state court. On June 9, 2006, the Court denied the motion to remand. On April 16, 2007, the parties attempted an unsuccessful effort to mediate the claim.  On May 29, 2007, Huggett filed a motion to certify the putative class and the Company filed its reply on July 27, 2007. A hearing on the motion is scheduled for September 10, 2007. However, the putative class in the Huggett matter is the same as the putative class in the Harper case described below, which is pending before the same judge as the Huggett matter.  As described below, the parties have reached a tentative settlement in the Harper matter, which is subject to court approval.  The Company expects that approval by the Court of the settlement in the Harper matter will resolve the Huggett class claims as well.

In December 2006, the Company was served with two additional purported class action lawsuits alleging violations of California’s wage and hour laws. William Harper v. Red Robin International, Inc. was filed in the Superior Court of California alleging failure by the Company to provide meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc. was filed the same day as the Harper case. In the Hill case, a former employee alleges failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks. The Company filed answers in both cases and removed them to the United States District Court for the Central District of California.  The Company then filed notices of related cases with the Court in the Huggett case stating that the two new cases should be heard by the same judge as the Huggett matter.

On August 7, 2007, the parties to the Harper and Hill cases entered into memoranda of understanding to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The Company has admitted no liability in connection with the settlement. In connection with the settlement, the Company has recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability.  This amount is an estimate subject to adjustment based on actual claims filed. The settlements are subject to court approval.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of stockholders held on May 31, 2007.

	Number of Shares
Description of Matter	Voted For	Votes Withheld	Abstentions

1. Election of Class II Directors

Edward T. Harvey Jr.	15,330,838	36,788	0

Gary J. Singer	15,163,674	203,952	0

2. Adoption of the Company’s 2007 Performance Incentive Plan	12,008,593	1,973,174	6,705

3. Ratification of Appointment of Independent Registered Public Accounting Firm	15,354,944	5,338	7,343

•        There were 1,379,148 broker non-votes on proposal 2.

•        Directors whose terms continued following the meeting are Dennis B. Mullen, Benjamin Graebel, Edward T. Harvey Jr., Gary J. Singer, Richard Howell, J. Taylor Simonton and James T. Rothe.

Item 5.  Other Information

On August 15, 2007, the Company’s Board of Directors appointed Pattye L. Moore to the Board.  The Board appointed Ms. Moore based on her extensive background and leadership experience in the restaurant industry. Ms. Moore previously served as a director of Sonic Corp. from January 2000 to January 2006, and served as its president from January 2002 to October 2004.  She also serves on the boards of directors of ONEOK, Inc., a publicly-held diversified energy company and the fifth largest gas distribution company in the United States, and of Quik-Trip Corporation, a privately-held gas and convenience store retailer.  Ms. Moore is the sole owner of Pattye Moore & Associates, LLC, which has provided marketing and strategic consulting services to the Company since 2004, including in connection with the Company’s recent national media strategy. No payments by the Company to Ms. Moore have exceeded $120,000 in any fiscal year in which she has provided services.  Ms. Moore will discontinue her consulting services to the Company upon joining the Board.  As a director, Ms. Moore is entitled to participate in the Company’s 2007 Performance Incentive Plan, and was granted 5,000 options on August 15, 2007 priced at the close of business on such date. The options vest monthly in equal increments over 24 months.

There were no arrangements or understandings between Ms. Moore and any person pursuant to which she was elected a director. Ms. Moore will not immediately be appointed to any Board committees.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement, dated June 15, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 21, 2007)

10.2	Amended and Restated Security Agreement, dated June 15, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 21, 2007)

10.3	2007 Performance Incentive Plan (incorporated by reference to Annex A to Schedule 14A Proxy Statement filed April 26, 2007)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

August 17, 2007	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer