Form 10-Q
period 2007-10-07
RED ROBIN GOURMET BURGERS INC
filed 2007-11-09
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Common Stock, $0.001 par value per share	16,785,677 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	October 7, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$9,702	$2,762
Accounts receivable, net	6,093	3,305
Inventories	10,161	8,486
Prepaid expenses and other current assets	6,361	5,885
Income tax receivable	31	5,862
Deferred tax asset	2,156	2,156
Restricted current assets—marketing funds	2,434	827
Total current assets	36,938	29,283
Property and equipment, net	394,121	351,736
Goodwill	55,611	43,496
Intangible assets, net	41,799	22,772
Other assets, net	4,814	3,311
Total assets	$533,283	$450,598

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$10,463	$6,312
Construction related payables	16,560	17,839
Accrued payroll and payroll related liabilities	25,568	19,144
Unredeemed gift certificates	6,442	9,374
Accrued liabilities	16,734	15,036
Accrued liabilities—marketing funds	2,434	827
Current portion of long-term debt and capital lease obligations	11,805	1,630
Total current liabilities	90,006	70,162
Deferred rent	20,985	18,076
Long-term debt and capital lease obligations	144,885	112,341
Other non-current liabilities	5,172	6,486
Total liabilities	261,048	207,065

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,774,176 and 16,589,248 shares issued and outstanding, respectively	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	154,829	146,614
Retained earnings	117,472	96,985
Total stockholders’ equity	272,235	243,533
Total liabilities and stockholders’ equity	$533,283	$450,598

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006

Revenues:
Restaurant revenue	$185,239	$145,316	$567,161	$443,038
Franchise royalties and fees	3,422	3,210	12,349	11,757
Rent revenue	37	37	125	161
Total revenues	188,698	148,563	579,635	454,956

Costs and expenses:
Restaurant operating costs:
Cost of sales	42,345	32,725	130,079	100,601
Labor	63,272	49,302	194,455	152,491
Operating	30,589	23,520	93,344	69,030
Occupancy	11,347	9,514	34,943	27,445
Depreciation and amortization	10,660	8,399	32,819	24,902
General and administrative	14,786	10,900	47,762	38,129
Pre-opening costs	1,105	2,488	6,184	6,643
Legal settlement	—	—	1,653	—
Reacquired franchise costs	209	1,434	1,821	1,434
Total costs and expenses	174,313	138,282	543,060	420,675

Income from operations	14,385	10,281	36,575	34,281
Other expense (income):
Interest expense, net	2,545	1,636	6,762	3,643
Other	(4)	(36)	15	(20)
Total other expenses	2,541	1,600	6,777	3,623

Income before income taxes	11,844	8,681	29,798	30,658
Provision for income taxes	3,671	2,689	9,237	10,117
Net income	$8,173	$5,992	$20,561	$20,541
Earnings per share:
Basic	$0.49	$0.36	$1.24	$1.24
Diluted	$0.49	$0.36	$1.22	$1.23
Weighted average shares outstanding:
Basic	16,666	16,556	16,635	16,523
Diluted	16,843	16,751	16,806	16,729

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 7, 2007	October 1, 2006
Cash Flows From Operating Activities:
Net income	$20,561	$20,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,819	24,902
Stock-based compensation expense	5,321	4,570
Other, net	310	(1,443)
Changes in operating assets and liabilities	12,355	11,777
Cash provided by operating activities	71,366	60,347

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	(420)	(855)
Acquisition of franchise restaurants, net of cash acquired of $273 and $0, respectively	(48,963)	(34,127)
Purchases of property and equipment	(59,614)	(73,013)
Cash used in investing activities	(108,997)	(107,995)

Cash Flows From Financing Activities:
Borrowings of long-term debt	166,000	52,180
Payments of long-term debt	(118,569)	(4,491)
Proceeds from exercise of stock options and employee stock purchase plan	1,873	2,015
Excess tax benefit related to exercise of stock options	573	445
Debt issuance costs	(594)	(446)
Payments of other debt and capital lease obligations	(4,712)	(1,209)
Cash provided by financing activities	44,571	48,494

Net change in cash and cash equivalents	6,940	846
Cash and cash equivalents, beginning of period	2,762	3,340
Cash and cash equivalents, end of period	$9,702	$4,186

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$9,614	$10,745
Interest paid, net of amounts capitalized	7,362	3,082

Supplemental Disclosure of Non-Cash Items:
Increases (decreases) of property and equipment purchased on account	$(1,279)	$12,629
Accrued purchase price of franchise restaurants	643	—

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At October 7, 2007, the Company operated 246 company-owned restaurants in 27 states. The Company sells franchises, of which there were 134 restaurants in 24 states and two Canadian provinces as of October 7, 2007. Red Robin operates its business as one reportable segment.

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

The Company’s quarter which ended October 7, 2007, is referred to as third quarter 2007, or the twelve weeks ended October 7, 2007; the first quarter ended April 22, 2007, is referred to as first quarter 2007, or the sixteen weeks ended April 22, 2007; the second quarter ended July 15, 2007, is referred to as second quarter 2007, or the twelve weeks ended July 15, 2007; and, together the first, second and third quarters of 2007 are referred to as the forty weeks ended October 7, 2007. The Company’s quarter which ended October 1, 2006, is referred to as third quarter 2006, or the twelve weeks ended October 1, 2006; the first quarter ended April 16, 2006, is referred to as first quarter 2006, or the sixteen weeks ended April 16, 2006; the second quarter ended July 9, 2006, is referred to as second quarter 2006, or the twenty-eight weeks ended July 9, 2006; and, together the first, second and third quarters of 2006 are referred to as the forty weeks ended October 1, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board’s (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company has determined that it will not elect the option to measure eligible financial instruments at fair value allowable under SFAS 159, and therefore, the Company believes that this interpretation will not have a material impact, if any, on its financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company’s fiscal year beginning December 31, 2008. The Company has evaluated the impact of adopting SFAS 157 and believes that it will not have a material impact, if any, on its consolidated financial statements.

2.       Acquisition of Red Robin Franchised Restaurants

California Franchise Acquisition

On June 18, 2007 and July 16, 2007, the Company acquired the assets of 17 Red Robin® franchised restaurants owned by Top Robin Ventures, Inc. and Morite of California, in the state of California, for a cash price of approximately $49.8 million, including the contingent consideration referenced below. The Company funded the acquisition through borrowings under its credit facility. Also on June 18, 2007, the Company assumed management of two existing restaurants under management services agreements, one of which was subsequently acquired on July 16, 2007. The purchase agreement includes an earn-out arrangement under which the purchase price to be paid to the sellers may be increased by up to $3 million if the 18 restaurants, including the managed restaurant, achieve certain aggregate 2007 sales targets. As of October 7, 2007, approximately $2.2 million of this contingent consideration has been earned by the sellers and is included in the total purchase price referenced above for the 17 restaurants.

The acquired territory covered by the selling entities’ exclusivity rights generally encompasses the area of Los Angeles County north of Interstate 10, the California counties of San Luis Obispo, Santa Barbara, Ventura, Fresno, Kings, Tulare and Kern, as well as a portion of Riverside County.

The acquisition of the 17 restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). Based on a purchase price of $49.8 million, net of the $1.8 million charge relating to Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1), and the Company’s estimates of the fair value of net assets acquired, $12.3 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes but is amortizable and deductible for tax purposes. The preliminary purchase price allocation is subject to revision after a more detailed analysis is completed including final determination of contingent consideration. Any change in the fair value of the net assets will change the amount of purchase price allocable to goodwill. The Company does not expect any adjustments to be significant.

The purchase price for the 17 restaurants has been allocated as follows (in thousands):

Current assets	$1,235
Property and equipment	14,105
Goodwill	12,268
Intangible assets	19,779
Other assets	970
Current liabilities	(411)
Net assets acquired	$47,946
Reacquired franchise costs	1,821
Total purchase price	$49,767

Of the $19.8 million of intangible assets, $15.0 million was assigned to reacquired franchise rights with a weighted average life of approximately 21 years and $4.8 million was assigned to leasehold interests with a weighted average life of approximately 17 years.

As a result of the acquisition of the 17 restaurants, the Company incurred a total year-to-date charge of $1.8 million and recorded an intangible asset relating to reacquired franchise rights of $15.0 million in accordance with EITF 04-1. EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable. This charge primarily reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company’s current franchise royalty agreements.

Managed Restaurants

Effective June 18, 2007, the Company also assumed management of the two remaining existing restaurant locations owned by the California franchisees under management services agreements. One of these restaurants was managed under a management service agreement which provided that the Company manage the restaurant’s operations in return for a monthly fixed management fee of approximately $25,000 which is recorded in restaurant revenues. Because the Company was not the primary beneficiary of this restaurant’s operations, in accordance with FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities (FIN 46R), the financial results for this restaurant were not consolidated in the results of operations of the Company while under management. On July 16, 2007, the Company acquired the assets of this restaurant and all operating results have been consolidated from that date forward.

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

Pro Forma Results

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the California franchise restaurants occurred at the beginning of the period presented as required by SFAS 141. Pro forma net income for the forty weeks ended October 7, 2007 excludes the nonrecurring $1.8 million pre-tax charge related to the reacquired franchise costs of the California franchise acquisition as well as the nonrecurring $1.7 million pre-tax charge related to a legal settlement. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Twelve Weeks Ended	Forty Weeks Ended
(In thousands, except per share data)	October 1, 2006	October 7, 2007	October 1, 2006
Revenue	$161,276	$605,496	$497,502
Net income	7,450	22,777	23,536
Basic EPS	0.45	1.37	1.42
Diluted EPS	0.44	1.36	1.41

3.       Stock-Based Compensation

At the Company’s annual meeting of stockholders, which occurred during the second quarter 2007, the stockholders approved the 2007 Performance Incentive Plan (2007 Stock Plan) which authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 1,000,000 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon occurrence of a change in control, no award will vest unless such officers’ employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 3, 2017, unless terminated earlier by the Company’s board of directors.

The Company has four other stock-based compensation plans with outstanding award grants: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans.

During the twelve weeks ended October 7, 2007, the Company issued approximately 37,000 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $11.36 per share and a weighted average exercise price of $39.95 per share. For the forty weeks ended October 7, 2007, the Company issued approximately 624,000 options with a weighted average grant date fair value of $11.24 per share and a weighted average exercise price of $39.23 per share. During the first quarter of 2007, the Company also granted to its chief executive officer a total of 97,000 shares of non-vested common stock with a weighted average grant date fair value of $41.54 which vest in installments on the anniversaries of the grants. Compensation expense is recognized over the remaining weighted average vesting period which is approximately 1.4 years (approximately 1.8 years for the non-vested common stock granted to the chief executive officer).

Stock-based compensation, including options and non-vested shares, is recognized as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Restaurant labor	$270	$197	$818	$675
General and administrative	1,483	1,088	4,504	3,895
Total stock-based compensation expense	$1,753	$1,285	$5,322	$4,570

For the twelve and forty weeks ended October 7, 2007, $125,000 and $449,000 of stock-based compensation was recognized as capitalized development and is included in property and equipment in the condensed consolidated balance sheet, respectively. During the quarter ended October 7, 2007, approximately 20,000 options to purchase common shares were exercised and approximately 32,000 options were forfeited. During the forty weeks ended October 7, 2007, approximately 71,000 options to purchase common shares were exercised and approximately 127,000 options were forfeited.

4.       Borrowings

Borrowings at October 7, 2007 and December 31, 2006 are summarized below (in thousands):

	October 7, 2007	December 31, 2006
Term loan	$147,188	$—
Revolving credit agreement	—	99,000
Capital lease obligations	9,502	9,895
Collateralized notes payable	—	5,076
	156,690	113,971
Current portion	(11,805)	(1,630)
Long-term debt	$144,885	$112,341

On June 15, 2007, the Company amended and restated its existing credit facility to provide a more flexible capital structure and facilitate its growth plans. The amended credit agreement provides for more favorable borrowing rates, allows the Company the ability to repurchase shares of its capital stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements. The amended credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the London Interbank Offered Rate (LIBOR) plus 0.75%. The amended credit agreement also allows, subject to lender participation, the Company to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, the Company may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The amended credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. The Company’s obligations under the amended credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

The Company borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund the acquisition of the California franchisee restaurants as described in Note 2. During the third quarter 2007, the Company paid its outstanding collateralized notes payable to other lenders with funds provided through the term loan facility. At October 7, 2007, the Company had no borrowings under the revolving credit facility and had letters of credit outstanding of $4.5 million. Loan origination costs associated with the various amendments to the credit facility and the net outstanding balance of costs related to the original credit facility are $1.6 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of October 7, 2007.

The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of October 7, 2007, the Company was in compliance with all debt covenants.

5.       Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48). As a result of the implementation of FIN 48, the Company recognized an increase of approximately $74,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of October 7, 2007, the Company had approximately $384,000 of unrecognized tax benefits, all of which if recognized, would favorably affect the Company’s effective tax rate.

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

6.       Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 7, 2007, approximately 1.3 million stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. During the twelve and forty weeks ended October 1, 2006, respectively, a total of 896,000 and 794,000 stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Net income	$8,173	$5,992	$20,561	$20,541
Basic weighted-average shares outstanding	16,666	16,556	16,635	16,523
Dilutive effect of stock options	177	195	171	206
Diluted weighted-average shares outstanding	16,843	16,751	16,806	16,729

Earnings per share:
Basic	$0.49	$0.36	$1.24	$1.24
Diluted	$0.49	$0.36	$1.22	$1.23

7.                       Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in other operating expenses and expensed as incurred. Such costs amounted to $4.1 million and $12.0 million for the twelve and forty weeks ended October 7, 2007, respectively and $2.5 million and $7.5 million for the twelve and forty weeks ended October 1, 2006, respectively.

Under the Company’s franchise agreements, both the Company and the franchise partners must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs. The Company’s portion of costs incurred by the Marketing Funds is recorded as operating and general and administrative expenses on the Company’s financial statements. Restricted assets represent contributed funds held for future use.

8.                       Related Party Transactions

The Company’s former chief concept officer owns 7.0% of Mach Robin, LLC (Mach Robin) and of an entity that directly or indirectly owns or controls 100% of Red Robin Restaurants of Canada, Ltd. (RRRC). Mach Robin and RRRC operate Red Robin® restaurants under franchise agreements in the U.S. and Canada, respectively. The Company recognized royalty income from Mach Robin in the amount of $246,000 and $838,000 during the twelve and forty weeks ended October 1, 2006. The Company recognized royalty income from RRRC of $284,000 and $890,000 during the twelve and forty weeks ended October 1, 2006.

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

On August 15, 2005, Andre Andropolis filed a purported class action complaint against the Company, the former chief executive officer and former chief financial officer (the Andropolis Complaint) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the Baird Complaint). The Andropolis and Baird complaints were consolidated by the Court and are referred to together as “Andropolis”. These actions are more fully described in our Annual Report on Form 10-K filed February 28, 2007. After mediation, the parties to the Andropolis matter reached an agreement to settle, which was preliminarily approved by the Court on May 31, 2007. The settlement involves a payment of $1.5 million, covered by insurance, to the putative class and its counsel. The judge granted final approval of the settlement on September 28, 2007.

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

In January 2006, the Company was served with a purported class action lawsuit, Matthew Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California and subsequently removed to federal district court in Orange County, California. The Huggett lawsuit alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. This action is more fully described in our Annual Report on Form 10-K filed February 28, 2007, and subsequent quarterly reports on Form 10-Q filed August 17, 2007 and June 1, 2007, respectively. The putative class in the Huggett matter is the same as the putative class in the Harper case described below, which is pending before the same judge as the Huggett matter. As described below, the parties have reached a tentative settlement in the Harper matter, in which Huggett has joined, which is subject to court approval.

In December 2006, the Company was served with two additional purported class action lawsuits alleging violations of California’s wage and hour laws. William Harper v. Red Robin International, Inc. was filed in the Superior Court of California alleging failure by the Company to provide meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc. was filed the same day as the Harper case. In the Hill case, a former employee alleges failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks. Both cases were removed to federal district court in Orange County, California. These actions are more fully described in our Annual Report on Form 10-K filed February 28, 2007, and subsequent quarterly reports on Form 10-Q filed August 17, 2007 and June 1, 2007, respectively.

On August 7, 2007, the parties to the Harper and Hill cases entered into memoranda of understanding to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The Company has admitted no liability in connection with the settlement and has recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability. This amount is an estimate subject to adjustment based on actual claims filed. The settlements are subject to court approval. After the Harper matter was tentatively settled, Huggett joined in the settlement with no additional money being added to the Harper settlement. The Harper and Huggett cases were consolidated. On October 22, 2007, the court granted preliminary approval of the Harper/Huggett settlement. There is a hearing set for preliminary approval in the Hill matter on November 19, 2007.

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

Overview

All comparisons under this heading between 2007 and 2006 refer to the twelve and forty week periods ending October 7, 2007 and October 1, 2006, respectively, unless otherwise indicated.

As of October 7, 2007, there were 380 Red Robin® casual dining restaurants in 40 states and Canada. Of these restaurants, 246 were company-owned and 134 were operated under franchise agreements including one restaurant that was managed by the Company under a management agreement with a franchisee.

Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants as well as revenue from rent.

Our challenges include increased competition among casual dining restaurant chains for the guest’s discretionary dining dollars, increasing wage and salary costs, increasing food and commodity prices, increased energy and petroleum-based product prices, and costs to increase the Company’s brand awareness in new markets. In light of these complexities and challenges, management has pursued a disciplined growth strategy that focuses on adding company-owned restaurants and increasing sales at existing restaurants. In addition, management is focused on managing restaurant operating costs, building our corporate infrastructure and building brand awareness to facilitate our long-term growth expectations.

The following summarizes the operational and financial highlights during the first forty weeks of fiscal 2007:

•        Franchise Acquisitions. We acquired 17 franchised Red Robin® restaurants in the state of California for $49.8 million. The cash purchase price was funded through borrowings under the Company’s recently amended credit facility. Effective June 18, 2007, we also assumed management of an additional existing restaurant location, (Managed Restaurant), owned by the California franchisees under a management services agreement. The 17 acquired restaurants are referred to collectively as the 2007 Acquired Restaurants. The 15 restaurants that were acquired on June 18, 2007 and the two restaurants that were acquired on July 16, 2007, one of the managed restaurants and the restaurant that had been previously under construction, have been included in our results of operations since their respective acquisition dates. We incurred a charge of $1.8 million related to the reacquisition of the existing franchise and development agreements of the 2007 Acquired Restaurants. This charge is reported as “Reacquired franchise costs” in the Consolidated Statements of Income.

The 13 franchised Red Robin® restaurants in the state of Washington acquired in the third quarter 2006 are collectively referred to as the 2006 Acquired Restaurants, and the combination of the 2007 Acquired Restaurants and the 2006 Acquired Restaurants are referred to as the Acquired Restaurants.

•        Launch of National Media Advertising Campaign. In April 2007, we launched our first national media advertising campaign on cable television and on the internet in May 2007. We believe a national media campaign will increase revenue in both new and existing markets, expand our presence as a national restaurant company and provide support for our efforts to enter new markets where our brand has less recognition. We believe our sales were positively impacted by this media campaign in the second and third quarters of 2007; however, because we have not utilized national marketing efforts in the past, we are unable to predict whether the campaign will be successful in the long run. The costs of our national advertising campaign increased expense by approximately $2.9 million and $6.2 million for the twelve and forty weeks ended October 7, 2007, respectively, as we increased our contribution to a national marketing fund into which our franchise partners also contribute.

•        New Restaurant Training Initiatives. Our focus on the performance of new restaurants has led to the development of a number of programs designed to normalize new restaurant performance faster. As part of our first quarter 2007 restaurant openings, we initiated new training programs which are focused on accelerating and measuring the proficiencies of each hourly team member. We have also added additional modules to our manager training programs to better prepare new managers for the challenging environment a new restaurant creates. In support of this initiative, we have incurred higher average pre-opening costs per restaurant. In addition, we have observed higher labor and travel costs soon after the openings. We believe adding more trainers for each opening will result in near term pressure on our profit margins in exchange for higher retention of opening sales volumes and faster normalization of profits.

•        New Restaurant Openings. During the third quarter of 2007, we opened five company-owned restaurants, three of which were opened in new markets. For the forty weeks ended October 7, 2007, approximately 62% of total non-comparable restaurant operating weeks were from units operating in new markets compared to 60% in the first forty weeks of 2006. New markets present operational challenges as we expand into markets where we have less brand recognition, a lower concentration of trained team members and generally higher operating costs. In the third quarter 2007, our non-comparable restaurant average weekly sales volumes increased 8.4% from the third quarter 2006 and decreased 1.1% from the second quarter 2007. We believe the national media advertising campaign and new restaurant training initiatives discussed above have had a positive impact on our new restaurant operations.

•        Comparable Restaurant Sales. For the twelve and forty weeks ended October 7, 2007, the 184 restaurants in our current comparable base experienced a 4.8% and 2.3% increase in sales, respectively, for these same restaurants last year. Increases in the average guest check contributed 3.7% and 3.1% of the increases for the twelve and forty weeks ended October 7, 2007. For the twelve weeks ended October 7, 2007, guest counts increased 1.1% over the prior year, and for the forty weeks ended October 7, 2007, guest counts decreased 0.8%. The comparable restaurant average weekly sales volumes are impacted by both the year over year sales growth of the restaurants in the comparable base and the growing number of less mature restaurants comprising our comparable restaurant base. Historically, our less mature restaurants operate at a lower average weekly sales volume during the early years of operation. As these restaurants enter the comparable restaurant base, the average weekly sales volumes could be negatively impacted until these restaurants reach normalized volumes, historically in the third year of operation.

•       Managing Restaurant Operating Costs. For the twelve and forty weeks ended October 7, 2007, total restaurant operating costs represented 80% of restaurant revenues as compared to 79% for the twelve and forty weeks ended October 1, 2006. Restaurant operating costs represent food and beverage expenses, labor and benefit expenses, occupancy expenses and other operating costs such as marketing, supplies, repairs and maintenance and utility expenses. Our operating costs are impacted by the initiatives discussed above to improve performance and maintain sales growth in our new and existing restaurants. In addition, we continue to see increasing inflationary pressures on operating costs including minimum wage increases, commodity food price increases and energy price increases. We expect that these upward price pressures will continue for the remainder of 2007 and 2008. In response to these cost pressures, we implemented an approximate 3.0% price increase in late August 2007 which we believe will maintain our restaurant profitability.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Company-owned:
Beginning of period	240	180	208	163
Opened during period	5	8	23	25
Acquired during period*	1	11	16	11
Closed during period	—	—	(1)	—
End of period	246	199	246	199

Franchised:
Beginning of period	133	142	139	136
Opened during period	2	2	13	8
Sold or closed during period	(1)	(11)	(18)	(11)
End of period	134	133	134	133

Total number of Red Robin® restaurants	380	332	380	332

*                    Does not include the one Managed Restaurant, nor two restaurants from the 2006 Acquired Restaurants that were managed by the Company until their acquisition during the fourth quarter 2006.

We expect to open 26 company-owned restaurants during fiscal 2007. We anticipate that our franchisees will open 14 restaurants during fiscal 2007.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2007	October 1, 2006	October 7, 2007	October 1, 2006
Revenues:
Restaurant	98.2%	97.8%	97.9%	97.4%
Franchise royalties and fees	1.8	2.2	2.1	2.6
Rent revenue	0.0	0.0	0.0	0.0
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	22.9	22.5	22.9	22.7
Labor (includes 0.1%, 0.1%, 0.1% and 0.2% of stock-based compensation expense, respectively)	34.2	33.9	34.3	34.4
Operating	16.5	16.2	16.5	15.6
Occupancy	6.1	6.5	6.2	6.2
Total restaurant operating costs	79.7	79.1	79.9	78.9
Depreciation and amortization	5.6	5.7	5.7	5.5

General and administrative (includes 0.8%, 0.7%, 0.8% and 0.9% of stock-based compensation expense, respectively)	7.8	7.3	8.2	8.4
Pre-opening costs	0.6	1.7	1.1	1.5
Legal settlement	—	—	0.3	—
Reacquired franchise costs	0.1	1.0	0.3	0.3
Income from operations	7.6	6.9	6.3	7.5
Interest expense, net	1.3	1.1	1.2	0.8
Other	—	—	—	—
Income before income taxes	6.3	5.8	5.1	6.7
Provision for income taxes	1.9	1.8	1.6	2.2
Net income	4.3%	4.0%	3.5%	4.5%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands, except percentages)	October 7, 2007	October 1, 2006	Percent Change	October 7, 2007	October 1, 2006	Percent Change
Restaurant revenue	$185,239	$145,316	27.5%	$567,161	$443,038	28.0%
Franchise royalties and fees	3,422	3,210	6.6%	12,349	11,757	5.0%
Rent revenue	37	37	—	125	161	(22.4)%
Total revenues	$188,698	$148,563	27.0%	$579,635	$454,956	27.4%
Average weekly sales volumes:
Comparable restaurants	$64,909	$62,767	3.4%	$64,459	$64,542	(0.1)%
Non-comparable restaurants	59,299	54,705	8.4%	57,306	56,673	1.1%
2006 Acquired Restaurants (*)	—	85,565	—	83,836	85,565	N/A
2007 Acquired Restaurants	63,870	—	—	64,652	—	—

(*)  At the beginning of the third quarter 2007, the 2006 Acquired Restaurants entered into the comparable restaurant population and their average weekly sales volumes, from that time forward, are now included in the comparable restaurant category. The average weekly sales volumes for the 2006 Acquired Restaurants for the forty weeks ended October 7, 2007 represents their average weekly sales for the twenty-eight weeks through the second quarter 2006 when they were still part of the non-comparable restaurant category.

For the twelve weeks ended October 7, 2007 restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $39.9 million, or 27.5% from the third quarter 2006. Of this increase, $20.2 million was attributable to comparable restaurant revenue, $4.0 million was attributable to five new company-owned restaurants opened during the third quarter 2007, $12.9 million was attributable to the 2007 Acquired Restaurants, and $2.8 million to additional revenues from 46 non-comparable restaurants opened during 2006 and 2007.

For the forty weeks ended October 7, 2007, restaurant revenues increased by $124.1 million, or 28.0%, compared to the same period in fiscal 2006. Of this increase, $69.2 million was attributable to comparable restaurant revenue, $17.0 million was attributable to restaurant revenues from the 2006 Acquired Restaurants, $34.9 million was attributable to 23 new company-owned restaurants opened during 2007, and $17.3 million was attributable to the 2007 Acquired Restaurants, offset by a $14.3 million decrease in revenue from 43 non-comparable restaurants opened during 2006 and 2005.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the third quarter 2007, there were 184 comparable restaurants compared to 145 comparable restaurants at the end of the third quarter 2006. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the third quarter 2007, there were 46 non-comparable restaurants versus 43 at the end of the third quarter 2006. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 3.4% increase in average comparable restaurant weekly sales in the third quarter 2007 was primarily the result of the higher guest counts and average guest checks in addition to the 2006 Acquired Restaurants entering into the comparable base, offset by the effect of 27 less mature restaurants entering the comparable restaurant base since the end of the third quarter of 2006. The 0.1% decrease in average comparable restaurant weekly sales volumes for the forty weeks ended October 7, 2007 was primarily the result of less mature restaurants entering the comparable base and decreased guest counts offset by a higher average guest check.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 6.6% for the twelve weeks ended October 7, 2007 over the same period last year and increased 5.0% for the forty weeks ended October 7, 2007 over the same period last year. The year over year increase in franchise royalties and fees for the quarter and year to date periods ended October 7, 2006 is primarily attributable to the 21 restaurants opened by our franchisees since the third quarter 2006, partially offset by the respective $398,000 and $2.3 million reduction in franchise royalties from the 2006 and 2007 Acquired Restaurants. Our franchisees reported that comparable sales increased 2.4% for U.S. restaurants and 3.9% for Canadian restaurants in the third quarter of 2007. For the forty weeks ended October 7, 2007 and October 1, 2006, our franchisees reported that comparable sales U.S. restaurants were flat and Canadian restaurants increased 4.0%.

Cost and Expenses

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2007	October 1, 2006	Percent Change	October 7, 2007	October 1, 2006	Percent Change
Cost of sales	$42,345	$32,725	29.4%	$130,079	$100,601	29.3%
As a percent of restaurant revenue	22.9%	22.5%	0.4%	22.9%	22.7%	0.2%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. For the twelve and forty weeks ended October 7, 2007, cost of sales increased as a percentage of restaurant revenues due primarily to higher commodity costs, including proteins and dairy products offset by lower poultry costs and leverage from price increases implemented since October 2006.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2007	October 1, 2006	Percent Change	October 7, 2007	October 1, 2006	Percent Change
Labor	$63,272	$49,302	28.3%	$194,455	$152,491	27.5%
As a percent of restaurant revenue	34.2%	33.9%	0.3%	34.3%	34.4%	(0.1)%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. For the twelve weeks ended October 7, 2007, labor costs as a percentage of restaurant revenue increased over prior year due to a significant decrease in group health insurance expense in the third fiscal quarter 2006. This increase over prior year was partially offset by leverage from higher revenues on our fixed wages and hourly labor reductions. For the forty weeks ended October 7, 2007, labor decreased as a percentage of restaurant revenue due to decreased expense for workers’ compensation benefits and reduced bonus expense offset by increases for restaurant wages and compensation due to minimum wage increases.

Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2007	October 1, 2006	Percent Change	October 7, 2007	October 1, 2006	Percent Change
Operating	$30,589	$23,520	30.1%	$93,344	$69,030	35.2%
As a percent of restaurant revenue	16.5%	16.2%	0.3%	16.5%	15.6%	0.9%

Operating costs include variable costs such as restaurant supplies, advertising and energy costs, and fixed costs such as service repairs and maintenance costs. For the twelve weeks ended October 7, 2007, operating costs increased as a percentage of restaurant revenue due primarily to increased contributions to the national advertising fund partially offset by decreased maintenance and supplies expenses. For the forty weeks ended October 7, 2007, the increase in operating costs as a percentage of restaurant revenues is due to increased contributions to the national advertising fund as well as higher utility expenses.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2007	October 1, 2006	Percent Change	October 7, 2007	October 1, 2006	Percent Change
Occupancy	$11,347	$9,514	19.3%	$34,943	$27,445	27.3%
As a percent of restaurant revenue	6.1%	6.5%	(0.4)%	6.2%	6.2%	—%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. As a percentage of restaurant revenue, occupancy costs for the twelve weeks ended October 7, 2007 improved over prior year due to lower general insurance expense. For the forty weeks ended October 7, 2007, occupancy costs as a percentage of restaurant revenue remained flat over the prior year period due to higher fixed rents related to new and acquired restaurants offset by lower general insurance expenses.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2007	October 1, 2006	Percent Change	October 7, 2007	October 1, 2006	Percent Change
Depreciation and amortization	$10,660	$8,399	26.9%	$32,819	$24,902	31.8%
As a percent of total revenues	5.6%	5.7%	(0.1)%	5.7%	5.5%	0.2%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense for the twelve weeks ended October 7, 2007 as a percentage of total revenue improved over the prior year period due to the leverage provided by the increase in restaurant sales, offset by increased depreciation and amortization for tangible and intangible assets related to the 2007 Acquired Restaurants. For the forty weeks ended October 7, 2007, depreciation and amortization expense as a percentage of total revenues increased due to increased depreciation and amortization for tangible and intangible assets related to the Acquired Restaurants.

General and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2007	October 1, 2006	Percent Change	October 7, 2007	October 1, 2006	Percent Change
General and administrative	$14,786	$10,900	35.7%	$47,762	$38,129	25.3%
As a percent of total revenues	7.8%	7.3%	0.5%	8.2%	8.4%	(0.2)%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, professional and consulting fees and marketing costs. For the twelve weeks ended October 7, 2007, general and administrative costs increased as a percentage of total revenues due to increases in our national advertising campaign expenses and administrative bonuses. This increase was partially offset by leverage from fixed costs such as compensation expenses. General and administrative costs decreased as a percentage of total revenues for the forty weeks ended October 7, 2007 compared to the prior year period due to leverage from fixed costs such as compensation expense including stock-based compensation. These reductions were partially offset by increased costs for professional services and consulting fees, increased advertising expense for our national advertising campaign and for costs associated with the integration of the 2007 Acquired Restaurants.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2007	October 1, 2006	Percent Change	October 7, 2007	October 1, 2006	Percent Change
Pre-opening costs	$1,105	$2,488	(55.6)%	$6,184	$6,643	(6.9)%
As a percent of total revenues	0.6%	1.7%	(1.1)%	1.1%	1.5%	(0.4)%
Average per restaurant pre-opening costs	$269	$265	1.5%	$281	$250	12.4%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the twelve weeks ended October 7, 2007 and October 1, 2006 reflect the opening of five and eight new restaurants in each period presented, respectively. In addition, these amounts include approximately $342,000 and $368,000, respectively, for restaurants that will be opened or have been opened in the fourth quarter 2007 and 2006. Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented. The increase in the average per restaurant pre-opening costs reflects higher training expenses for our new training programs. This increased training is designed to focus on accelerating the development of proficiencies of each hourly team member to improve productivity and normalize operations of our new restaurants sooner than what we had experienced in the performance of restaurants opened prior to 2007.

Legal Settlement

During the second quarter 2007, we recorded a $1.7 million charge related to the agreement to settle several legal proceedings against us in the state of California. See Note 9 Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding these proceedings and the related charge.

Reacquired Franchise Costs

As a result of the acquisition of the 2007 Acquired Restaurants, we incurred a total charge of $209,000 and $1.8 million during the twelve and forty weeks ended October 7, 2007, respectively, relating to reacquired franchise rights of approximately $15.0 million in accordance with Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. The $1.8 million charge reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements. See Note 2 Acquisition of Red Robin Franchised Restaurants, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition and related charge.

Interest Expense, net

Interest expense was $2.5 million and $1.6 million for the twelve weeks ended October 7, 2007 and October 1, 2006, respectively and $6.8 million and $3.6 million for the forty weeks end ended October 7, 2007 and October 1, 2006, respectively. Interest expense in 2007 was higher due to higher borrowings outstanding under our term loan and revolving credit facilities slightly offset by a lower average interest rate of 6.5% versus 7.1% in 2006.

Provision for Income Taxes

The effective income tax rate was 31.0% for the third quarter 2007 and the third quarter 2006. The effective tax rate for the forty weeks ended October 7, 2007 and October 1, 2006 was 31.0% and 33.0%, respectively. This decrease from 2006 is due the favorable effects of tax credits.

Liquidity and Capital Resources

General.   Cash and cash equivalents increased approximately $6.9 million to $9.7 million during the forty weeks ended October 7, 2007, compared to $2.8 million at the end of fiscal 2006. This increase was due primarily to retained proceeds from our $150 million term loan, net of amounts used to pay off our revolving credit facility and to acquire the 17 California franchise restaurants, as well as cash flows provided by operating activities. We continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants.

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

Credit Facility.   On June 15, 2007, we amended and restated our existing credit facility to provide a more flexible capital structure and facilitate our growth plans. The amended credit agreement provides for more favorable borrowing rates, allows us the ability to repurchase shares of our capital stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements. The amended credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the London Interbank Offered Rate (LIBOR) plus 0.75%. The amended credit agreement also allows us, subject to lender participation, to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The amended credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the amended credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

We borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund the acquisition of the California franchised restaurants as described in Note 2 in the accompanying Notes to Condensed Consolidated Financial Statements; we also retained the net proceeds of the term loan to fund the acquisition of the two restaurants on July 16, 2007 and for working capital and general corporate purposes. According to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments beginning September 30, 2007 and ending on the maturity date of the term loan. At October 7, 2007, we had no borrowings under the revolving credit facility and had letters of credit outstanding of $4.5 million. Loan origination costs associated with the amended credit facility and the net outstanding balance of costs related to the original and subsequent amendment to the credit facility are $1.6 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of October 7, 2007.

Covenants.   We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of October 7, 2007, we were in compliance with all debt covenants.

Debt Outstanding.   Total debt outstanding increased to $156.7 million at October 7, 2007 from $114.0 million at December 31, 2006. Current maturities of long-term debt increased $10.2 million and long-term debt, net of current maturities, increased $32.5 million due to borrowings under the amended credit facility. The increase in the current portion of debt reflects required loan repayments under our term loan borrowing beginning in 2007. During the third quarter 2007, we paid our outstanding collateralized notes payable balance of $4.3 million with funds provided through the term loan facility.

Capital Expenditures.   Cash paid for capital expenditures, including capital lease obligations, was $59.6 million and $73.0 million for the forty weeks ended October 7, 2007 and October 1, 2006, respectively. These capital expenditures reflect ongoing construction of new restaurants as well as expenditures for facility improvements and infrastructure needs.

During fiscal year 2007, we expect capital expenditures to total approximately $75 million. We plan to open 26 new company-owned restaurants in 2007, and we plan to continue our investment in restaurant remodels and capital improvements and expand our corporate infrastructure to support our growth model.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the forty weeks ended October 7, 2007 and October 1, 2006.

Goodwill.   We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2006 and determined that there were no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At October 7, 2007, goodwill recorded in the consolidated balance sheet totaled $55.6 million.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board’s (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have determined that we will not elect the option to measure eligible financial instruments at fair value allowable under SFAS 159, and therefore, we believe that this interpretation will not have a material impact, if any, on our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for our fiscal year beginning December 31, 2008. We have evaluated the impact of adopting SFAS 157 and believe that it will not have a material impact, if any, on our consolidated financial statements.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our revolving credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the revolving credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of October 7, 2007, we had $154.1 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.5 million on an annualized basis.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended October 7, 2007. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 7, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

On August 15, 2005, Andre Andropolis filed a purported class action complaint against the Company, the former chief executive officer and former chief financial officer (the Andropolis Complaint) in the United States District Court for the District of Colorado on behalf of himself and all other purchasers of the Company’s common stock during the putative class period of November 8, 2004 through August 11, 2005. On September 30, 2005, Mark Baird filed a similar purported class action complaint (the Baird Complaint). The Andropolis and Baird complaints were consolidated by the Court and are referred to together as “Andropolis”. These actions are more fully described in our Annual Report on Form 10-K filed February 28, 2007. After mediation, the parties to the Andropolis matter reached an agreement to settle. The settlement involves a payment of $1.5 million, covered by insurance, to the putative class and its counsel. The judge granted final approval of the settlement on September 28, 2007.

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

In January 2006, the Company was served with a purported class action lawsuit, Matthew Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California and subsequently removed to federal district court in Orange County, California. The Huggett lawsuit alleges failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. This action is more fully described in our Annual Report on Form 10-K filed February 28, 2007, and subsequent quarterly reports on Form 10-Q filed August 17, 2007 and June 1, 2007, respectively. The putative class in the Huggett matter is the same as the putative class in the Harper case described below, which is pending before the same judge as the Huggett matter. As described below, the parties have reached a tentative settlement in the Harper matter, in which Huggett has joined, which is subject to court approval.

In December 2006, the Company was served with two additional purported class action lawsuits alleging violations of California’s wage and hour laws. William Harper v. Red Robin International, Inc. was filed in the Superior Court of California alleging failure by the Company to provide meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc. was filed the same day as the Harper case. In the Hill case, a former employee alleges failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks. Both cases were removed to federal district court in Orange County, California. These actions are more fully described in our Annual Report on Form 10-K filed February 28, 2007, and subsequent quarterly reports on Form 10-Q filed August 17, 2007 and June 1, 2007, respectively.

On August 7, 2007, the parties to the Harper and Hill cases entered into memoranda of understanding to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The Company has admitted no liability in connection with the settlement and has recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability. This amount is an estimate subject to adjustment based on actual claims filed. The settlements are subject to court approval. After the Harper matter was tentatively settled, Huggett joined in the settlement with no additional money being added to the Harper settlement. The Harper and Huggett cases were consolidated. On October 22, 2007, the court granted preliminary approval of the Harper/Huggett settlement. There is a hearing set for preliminary approval in the Hill matter on November 19, 2007.

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

Red Robin Gourmet Burgers, Inc.

November 9, 2007	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer