Form 10-K
period 2007-12-30
RED ROBIN GOURMET BURGERS INC
filed 2008-02-28
CIK 1171759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-49916

RED ROBIN GOURMET BURGERS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1573084 (I.R.S. Employer Identification No.)
6312 S Fiddler's Green Circle, Suite 200N Greenwood Village, CO (Address of Principal Executive Offices)	80111 (Zip Code)
(303) 846-6000 (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ National Market) was $608.0 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

          There were 16,814,058 shares of common stock outstanding as of February 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2008 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.
TABLE OF CONTENTS

PART I

ITEM 1.    Business

Overview

        Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. Unless otherwise provided in this annual report on Form 10-K, references to "Red Robin," "we", "us", "our" and "the Company" refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. In fiscal 2007, Red Robin Gourmet Burgers, Inc. generated total revenues of $763.5 million. As of the end of our fiscal year on December 30, 2007, the system included 384 restaurants, of which 249 were company-owned, 135 were operated under franchise agreements including one restaurant that was managed by the Company under a management agreement with the franchisee. As of December 30, 2007, there were Red Robin® restaurants in 40 states and two Canadian provinces.

History

        We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, to facilitate a reorganization of the company. The reorganization was consummated in August 2001, and since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock of Red Robin International, Inc., and our other operating subsidiaries through which we operate our company-owned restaurants. As of December 30, 2007, we had 24 franchisees operating 134 restaurants. Our franchisees are independent organizations to whom we provide support. See "Restaurant Franchises and Licensing Arrangements" for additional information about our franchise program.

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

•
New Restaurant Growth.    We are pursuing a disciplined growth strategy focusing on the addition of company-owned restaurants in both new and existing markets. We opened 26 new company-owned restaurants in 2007 and 32 in 2006. We took a measured approach to new unit growth in 2007 and reduced our planned openings from 2006 levels as we focused on implementing our operational and marketing strategies to quickly grow and stabilize revenues in new restaurants and build brand awareness in our new markets. In fiscal 2008, we plan to open between 30 and 33 new company-owned restaurants, and we expect approximately 50% of our new restaurant operating weeks to come from restaurants opening in existing markets. New and existing markets are defined using several criteria including proximity to and the number of restaurants already open in the market and the age of those restaurants.

New restaurant openings (NROs), whether in new or existing markets, present specific challenges. Generally, new restaurants open with higher sales volumes than the average sales volumes of comparable restaurants (honeymoon period) but level off at a revenue volume lower than the average level of comparable restaurant sales. While new restaurants generally achieve a level of profitability within several months, they can take up to three years or more to achieve the average unit sales volumes and profitability of comparable restaurants. We continue to focus on operational and marketing strategies which are intended to accelerate or normalize profits and sales volumes of new restaurants more quickly than our historical experience. See "Operations—Training" for more information on our training programs that were implemented in 2007. In addition, we believe our new restaurants have benefited and will continue to benefit from a national media strategy initiated in 2007 which we are expanding in fiscal 2008 as discussed further below.

        Existing Markets.    We will continue to further expand our brand presence in existing markets. We believe this enables us to gain operating efficiencies, to increase brand awareness and to provide more dining locations for our guests to choose from, all of which we believe leads to significant repeat business and increased profitability. Strategically placing multiple restaurants in key trade areas enables Red Robin to reduce costs associated with regional supervision of restaurant operations, reduce training costs for managers and leverage expenditures on local marketing. We also believe this approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing markets. In addition, our ability to hire qualified team members is enhanced in markets in which the brand is well known.

        New Markets.    New markets present operational challenges as we expand into markets where we have less brand recognition, lower concentration of trained team members and generally higher operating costs. We will continue to selectively enter new markets to increase brand awareness as a national restaurant company. As we continue to expand into new markets, we will evaluate and plan for new development and operating cost structures that may not follow our experiences when opening restaurants in existing markets. Such factors include costs related to site development and working with new developers and contractors, increased costs for pre-opening and team member training and travel, less leverage from management oversight, as well as strategic marketing activities to build brand recognition in areas where we may not be well-known. As these restaurants begin to operate in new markets, performance may be less predictable than our experiences in existing markets.

•
Comparable Restaurant Growth.    We aim to increase comparable restaurant revenues by attracting new guests and retaining our already loyal guests by offering gourmet quality burgers, superior guest service and a strong price-to-value relationship. Because of our recent expansion and with the inclusion of less mature restaurants, we are experiencing slower growth in our average unit volumes for comparable restaurants. As discussed above, our new restaurants generally achieve average unit sales volumes of comparable restaurants in three or more years; however, these restaurants enter our comparable restaurant base after only five full quarters of operations. As of December 30, 2007 approximately 34% of our restaurants (excluding restaurants acquired in 2007 and 2006) have been opened less than three years. As these less mature restaurants enter the comparable restaurant base, our comparable restaurant sales volumes could continue to be negatively affected. We expect the continuation of our national media strategy will help build awareness of our brand and in turn the growth of our comparable restaurant revenue by improving our guest counts in 2008.

•
Build awareness of the "Red Robin America's Gourmet Burgers & Spirits®" brand.    We believe that the Red Robin name has achieved substantial brand equity among guests and has become well known for our signature menu items within our existing markets. In 2008, we will increase our marketing activities through expansion of our national media campaign from 11 to 24 weeks for broader coverage throughout the year. Expanded media will continue to include cable television and internet advertising with the addition of some syndicated network advertising. We believe our national media campaign will increase revenue, expand our brand awareness as a national restaurant company and provide support for our efforts to enter new markets where our brand has less recognition. We also intend to continue to support our marketing and advertising activities at the local restaurant marketing level. We will continue to promote restaurant openings, support local communities and to place advertising in local media outlets.

  According to third-party research that we commissioned to measure the effectiveness of our expanded brand-building efforts, the national marketing initiatives that we launched in 2007, particularly our first-ever national television advertising, are having a measurable, positive impact on both incremental revenue and traffic at our restaurants. The benefit has been especially impactful at our restaurants in less-developed and new Red Robin markets where our brand is not well-known. We believe that national marketing initiatives contributed to stronger restaurant guest count performance for Red Robin versus the industry as a whole in 2007.

•
Managing Restaurant Operating Costs.    We are focused on managing our restaurant operating costs including food and other commodities, labor and benefits, restaurant supplies, utilities and other operating costs. Typically, our less mature restaurants initially experience higher operating costs in both dollars and percentage of revenues when compared to restaurants open three years or more. Accordingly, sales volume, timing of openings and initial operating margins of our less mature restaurants, particularly in new markets, have had and may continue to have an impact on our overall profitability until the number of more mature restaurants is large enough to mitigate the impact of less mature restaurant performance. In addition, macroeconomic and external factors, such as increases in state minimum wage requirements and commodity price increases, will continue to put pressure on our costs. We are pursuing strategies to mitigate the impact of these external factors, including possible future price increases.

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

Restaurant Concept

        Our menu features our signature product, the gourmet burger, which we make from premium quality beef, chicken, veggie patties, pork, fish or turkey and serve in a variety of recipes. We offer a wide selection of toppings for our gourmet burgers, including fresh guacamole, barbeque sauce, grilled pineapple, crispy onion straws, sautéed mushrooms, a choice of seven different cheeses, and even a fried egg. In addition to gourmet burgers, which accounted for approximately 52% of our total food sales in 2007, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers, salads, soups, pastas, seafood, other entrees, desserts and the Company's signature Mad Mixology® alcoholic and non-alcoholic specialty beverages. All of our gourmet burgers are served with our all-you-can-eat Bottomless Steak Fries®.

        Red Robin® restaurants are designed to create a fun and memorable dining experience in an exciting, high-energy, family-friendly atmosphere. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 to whom Red Robin refers as "tweens," and younger children.

        We believe in giving our guests the "gift of time." All of Red Robin's menu items are designed to be delivered to guests in a time-efficient manner. Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute dining experience at dinner.

        We also strive to provide our guests with exceptional dining value. We have a per person average check of approximately $11.15, including beverages. We believe this price-to-value relationship differentiates us from our competitors, many of whom have significantly higher average guest checks, and it allows us to appeal to a broad base of consumers with a wide range of income levels. A low average guest check, combined with swift service and a kid-and family-friendly atmosphere further differentiates us from other casual dining restaurants and contributes to an industry -leading guest frequency rate for Red Robin.

        Red Robin was founded on four core values: Honor, Integrity, Continually Seeking Knowledge and Having Fun. These core values are the foundation for every Red Robin decision, from creating our gourmet burgers to hiring energetic team members and even to deciding new restaurant locations. They also are the foundation for how we treat our team members, guests and communities. These core values can be found embroidered on the sleeve of every team member's shirt, which serve as a constant reminder of what makes our company unique and special. Red Robin also has an unparalleled and extraordinary approach to guest service known as Unbridled Acts®. We have catalogued thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members. Many of our Unbridled Acts® can be found on our website, www.redrobin.com.

Restaurant Site Selection

        Red Robin believes that site selection is critical to its success and thus devotes substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic and a highly visible site. Approved sites generally have a population of at least 70,000 people within a three-mile radius and at least 100,000 people within a five-mile radius. Sites generally require a strong daytime and evening population, adequate parking and a visible and easy entrance and exit. In addition, Red Robin typically selects locations with a demographic profile that includes a household income average of $70,000 or greater and that has a high population of families.

        In order to maximize our market penetration potential, Red Robin has developed a flexible physical site format that allows us to operate in a range of real estate venues located near high activity areas, such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. Our current prototype restaurant is a free-standing building with approximately 6,350 square feet, approximately 213 seats and patio seating. Based on this prototype, our 2007 average cash investment for a restaurant was approximately $2.3 million, excluding land and pre-opening costs. We typically operate our restaurants under operating leases for land on which we build our restaurants. In 2007, we began designing a new prototype restaurant that reduces the square footage to approximately 5,600 and substantially reduces the costs to build but retains the seating capacity and, therefore, has the same sales volume potential as the current building. In 2007, approximately 20% of our construction was of this prototype design and we expect that about 75% of 2008 development will be the new smaller prototype design.

Operations

  Restaurant Management

        Our restaurant operations are overseen by three vice presidents and a Food & Beverage vice president who report directly to our president and chief operating officer. There are three directors of operations who report to each of the vice presidents and five Food & Beverage directors who report to the Food & Beverage vice president. The Food & Beverage directors each oversee approximately 50 Red Robin locations and are responsible for executing short- and long-term initiatives related to quality, safety and sanitation, throughput and food and beverage costs.

        Reporting to our directors of operations are regional operations directors who each oversee five to eight company-owned restaurants, which we believe enables them to support the general managers and achieve sales and cash flow targets for each restaurant within their region. In certain instances, regional operations directors invest a limited portion of their time on franchised operations in their respective regions.

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

        We have recently developed a leadership selection process to improve our selection and retention of team members who will thrive and prosper in the Red Robin culture. We try to identify our leadership teams 12 months ahead of our new restaurant openings, especially those in new markets.

  Training

        Team members in a new restaurant complete a robust training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. In 2008, we will continue to focus our training in new restaurants on key proficiencies that will improve initial and sustained efficiencies. In 2007 we implemented significant changes to our training in new restaurants. These training initiatives included re-defining and strengthening our hourly team member training during new restaurant openings. We have increased the number of trainers that we send to each opening and have enhanced our manager training curriculum to better prepare new managers for the challenging environment a new restaurant creates so they can confidently execute our processes, systems and values.

        Prior to opening a new restaurant, our training and opening team travels to the location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team stays on-site during the first week of operation and an additional team of training support arrives for on-site support during the second and third weeks.

        We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants. Each restaurant has a core group of certified trainers who provide classroom and on-the-job instruction for new team members who must be certified for their positions by passing a series of tests. These trainers participate in a train-the-trainer seminar that provides them with knowledge and tactics to enable them to effectively coach our team members to meet our high standards.

        Restaurant managers are required to complete an intensive training program in an existing certified training restaurant that includes guest service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain ongoing training with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available and prepared for future restaurant openings. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference during which our general managers receive additional training on leadership, food safety, management systems, hospitality and other relevant topics on a rotating basis.

Food Preparation, Quality Control and Purchasing

        Our "honest-to-goodness" food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. We inspect specific qualified manufacturers and growers. Our purchasing team and restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association. Minimum cook temperature requirements and quality assurance checks ensure the safety and quality of burgers and other ingredients we use in our restaurants.

        To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing team generally negotiates fixed price agreements with terms between one month and one year or monthly commodity pricing formulas. We enter into annual contracts with our beef and chicken suppliers. Our contracts for chicken are fixed price contracts. Our contracts for beef are generally based on current market prices plus a processing fee. Beginning in 2008, we have entered into fixed price contracts for hamburger. Chicken represented approximately 16.5% and hamburger represented approximately 12.2% of our food costs in 2007. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products and supplies, and, accordingly, orders from approved local suppliers and our national master distributor. The management team inspects all deliveries to ensure that the items received meet our quality specifications and negotiated prices. We have identified competitively priced, high quality alternative manufacturers, suppliers, growers and distributors that are available should the need arise.

Restaurant Franchise and Licensing Arrangements

        As of December 30, 2007, we had 24 franchisees operating 134 restaurants in 24 states and two Canadian provinces, and we had 15 exclusive franchise area development arrangements with these franchisees. In 2007, our franchisees opened 14 new restaurants and we expect our franchisees to open between 9 and 11 new restaurants in 2008. Our two largest franchisees are Ansara Restaurant Group, Inc. with 19 restaurants and Red Robin Restaurants of Canada, Ltd., which is owned by an affiliate of Mach Robin, LLC, also a Red Robin franchisee, with 18 restaurants throughout Alberta and British Columbia, Canada. We are not actively seeking new franchisees.

        Our typical franchise arrangement consists of an area development agreement and a separate franchise agreement for each restaurant. Our current form of area development agreement grants exclusive rights to a franchisee to develop a minimum number of restaurants in a defined area, usually over a five-year period. Individual franchise agreements relate to the operation of each restaurant opened and typically have a term of 20 years, but grant the franchisee the option to extend the term for an additional ten years if the franchisee satisfies certain conditions. Our current form of franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our recipes, systems, manuals, processes and related items.

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

  Franchise Compliance Assurance

        We actively work with and monitor our franchisees to ensure successful franchise operations, as well as compliance with Red Robin systems and procedures. During the development phase, we assist the franchisee in the selection of restaurant sites and provide them with our prototype building plans, which they adapt to their site, including all changes that local municipalities and developers require. After construction is completed, we review the building for compliance with our standards and provide trainers to assist in the opening of the restaurant. We advise the franchisee on all menu items, management training, and equipment and food purchases. At least once a year, we review all menu items and descriptions to ensure compliance with our requirements and standards. We require all suppliers of ground beef, if different from our suppliers, to pay for and pass an annual inspection performed by independent food safety auditors. Finally, on an ongoing basis, we conduct brand equity reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels. Reviews are conducted by our seasoned operations teams, last approximately two to three days, and focus on seven key areas including health, safety, brand foundation, and execution proficiency.

        To continuously improve our operations, we maintain a franchise marketing advisory council, a franchise business advisory council, and a food and beverage committee. The councils advise us on issues of concern to our franchisees, and the food and beverage committee helps us determine which items we select for menu testing and which items we will feature in future promotions. The councils and the committee are each comprised of three franchisees and three members of Red Robin's management team. In addition, several times each year we solicit feedback and insights on specific topics from the broad group of franchisees and meet with them to discuss their views. These gatherings are an effort to attain a high level of franchisee buy-in and to assure the system is evolving in a positive direction through the exchange of best practices.

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

        We employ several additional operational tools. For example, each week every general manager performs a "systems check" that tracks and measures our guests' experiences based upon key criteria. This "systems check" evaluates our speed of service, food preparation times, seating utilization measures and guest feedback. Our regional operations directors utilize these and other reports to determine which restaurants in their region may need additional support to address any problems.

Marketing and Advertising

        We build brand equity and awareness mainly through national and regional marketing and public relations initiatives. These programs are funded primarily by contractual contributions from all company and franchised restaurants based on a percentage of sales. During 2007, we spent an aggregate of 3.2% of restaurant sales on marketing efforts. In 2008, we plan to spend an aggregate of 3.7% of restaurant sales on marketing efforts.

        Our main driver of awareness in 2007 was our advertising on national cable television. We ran eleven weeks of TV using two creative commercials under our 'Department of Deliciousness' campaign. Based on our updated Awareness and Usage study which was conducted by a third party research firm, we drove significantly higher total brand awareness in all markets, with the biggest gains in our less-developed Red Robin markets. Red Robin has a strong national Internet program to reach our target consumers to drive brand understanding and guests to the Company's website. We launched a traffic-driving online promotion during summer 2007 called "The Deal-liciousness Three of a Kind Instant Win Sweepstakes". This promotion ran during the 100 days of summer on well-visited websites like Food Network, POGO, TheWeather Channel and BravoTV.com. Consumers could play a game to win a $10 coupon to Red Robin.

        Given the results of the 2007 national cable campaign, Red Robin plans to continue national advertising in 2008 with 24 total weeks, an increase of 118% over 2007. We will run new commercials under the 'Department of Deliciousness' campaign in 2008. We have added two more marketing vehicles in 2008 including a syndicated buy on network television and online video advertising. We also plan to continue with other initiatives, like our Internet plan and Gift Card initiatives, that drove positive results and strong return on investments in 2007.

        We use in-restaurant merchandising materials to feature new food and beverage items several times a year to provide our guests with innovative and fun offerings. We feature our core gourmet burgers and other favorites during other windows in the year to continue to reinforce our freshness, quality and unique offerings. Our strategy continues to focus on providing our guests with new, craveable, gourmet burgers and other products that keep them coming back for more.

        Public relations and local restaurant marketing are integral components to our marketing strategy. We are heavily involved with local schools and organizations in the communities where our restaurants are located to support events and programs that help build traffic and brand relevance at the grassroots level. Additionally, we garner media coverage with new restaurant opening announcements, charity partnerships and community activities such as Special Olympics Tip-a-Cop programs. The Tip-a-Cop event involves members of local law enforcement who trade in their badges for serving aprons at Red Robin® restaurants as part of the annual Law Enforcement Torch Run campaign. During the Tip-A-Cop fundraiser, law enforcement representatives collect tips from restaurant guests, which are used to benefit Special Olympics. The Tip-a-Cop program raised over $200,000 system wide for Special Olympics in 2007 from events held in Washington, Oregon, Nevada, and Colorado.

        In 2007, for the second year we ran our national "The Next Gourmet Burger Kids' Recipe Contest." We launched this program in 2006 with great success. Our top 2006 winner was featured with her Spicy Asian Burger in many news stories across the country. She was also on programs including USA's Character Fantasy and TBS's Movie and a Makeover. The top 50 burger recipes were featured in a cookbook that was available for sale via our website and in our restaurants in the summer of 2007. The cookbook also included important safety tips for families. Proceeds of $42,400 from the sales of these cookbooks went to benefit the National Center for Missing and Exploited Children. Our 2008 winning burger, the Au Brie Burger a la Francais, also received great national attention (as did our top 10 winners in their local markets). As in 2007, the 2008 winning burger will be featured in our restaurants nationally in the summer and cookbooks featuring the top 50 winners from 2007 will be available via our website with proceeds again benefiting the National Center for Missing and Exploited Children.

        Another tool we use to communicate to our guests is the Red Robin "eClub." The eClub is an on-line membership where our guests register their email addresses and provide their birthday information. In 2007, our eClub membership exceeded more than a million members. Guests who sign up for the eClub receive a special 'Welcome' offer and a yearly free 'Birthday' burger offer. In addition, we communicate to our eClub members several times a year by sending promotional messages to their email accounts. These messages include announcements of new menu items and "enter-to-win" contests. According to our eClub agency, we have one of the lowest email opt-out rates and highest click through rates in the restaurant industry. Our online summer sweepstakes was successful in driving consumers to our website to join our eClub.

        For the last three years, we have conducted extensive independent guest research to learn more about our business drivers and our current and potential guests. We continue to monitor key brand attributes and to understand the attitude towards and usage of both the Red Robin brand as well as our competitors. The research results continue to show that we have the highest guest loyalty among our competitive set, retaining five guests for every one we lose. Our loyal guests recognize and appreciate our key brand attributes of gourmet burgers, food quality, a fun place for families and "gift of time". According to the research, our focus on our gourmet burgers is our strength and we continue to focus on our equity of craveable, gourmet burgers in our advertising. The latest research showed improved total brand awareness in all markets with brand awareness in new markets growing to a similar level of brand awareness in existing markets.

Team Members

        As of December 30, 2007, we had 25,285 employees, whom we refer to as team members, consisting of 25,006 team members at company-owned restaurants and 279 team members at our corporate headquarters and our regional offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

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

Executive Officers

        The following table sets forth information about our executive officers:

Name	Age	Position
Dennis B. Mullen	64	Chairman of the Board and Chief Executive Officer
Eric C. Houseman	40	President and Chief Operating Officer
Katherine L. Scherping	48	Senior Vice President and Chief Financial Officer
Todd A. Brighton	50	Senior Vice President and Chief Development Officer
Susan Lintonsmith	43	Senior Vice President and Chief Marketing Officer
Annita M. Menogan	53	Senior Vice President, Chief Legal Officer and Secretary
Michael E. Woods	58	Senior Vice President and Chief Knowledge Officer

        Dennis B. Mullen.    Mr. Mullen was appointed Chief Executive Officer and Chairman of the Board of Red Robin in August 2005. Prior to August 2005, Mr. Mullen served as a Director for Red Robin beginning in December 2002. Mr. Mullen currently serves as a trustee of the Janus Investment Fund (since 1971, chairman from 2004 to December 2007), Janus Aspen Series (since 1993, chairman since 2004), Janus Adviser Series (since 2000, chairman since 2004) and Janus Capital Funds PLC, a Dublin, Ireland based non-U.S. fund (since 2004). Mr. Mullen has more than 30 years experience as a corporate executive in the restaurant industry and has served as Chief Executive Officer for several restaurant chains, including Cork n' Cleaver Restaurants of Denver, Colorado; Pedro Verde's Mexican Restaurants, Inc. of Boulder, Colorado; Garcia's Restaurants, Inc. of Phoenix, Arizona and BCNW, a franchise of Boston Chicken, Inc. in Seattle, Washington.

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

        Katherine L. Scherping.    Ms. Scherping joined Red Robin as Vice President and Chief Financial Officer in June 2005 and was promoted to Senior Vice President in 2007. From August 2004 until her employment with Red Robin, Ms. Scherping was the Controller for Policy Studies, Inc. in Denver, Colorado. From August 2002 until June 2003, she served as Chief Financial Officer and Treasurer of Tanning Technology Corporation in Denver, Colorado. From April 1999 until August 2002, Ms. Scherping served as Director of Finance and Treasurer of Tanning Technology Corporation. Ms. Scherping has over 25 years experience serving in various finance and accounting roles. Ms. Scherping is a Certified Public Accountant.

        Todd A. Brighton.    Mr. Brighton joined Red Robin in April 2001 as Vice President of Development. He was appointed Senior Vice President and Chief Development Officer in August 2005. From August 1999 until his employment with Red Robin, Mr. Brighton worked for RTM Restaurant Group in Atlanta, Georgia as Director of Real Estate.

        Susan Lintonsmith.    Ms. Lintonsmith joined Red Robin as Senior Vice President and Chief Marketing Officer in April 2007. In this position, Ms. Lintonsmith is responsible for leading the development and execution of Red Robin's brand, marketing and communications strategies. She oversees the company's internal marketing team and several outside agencies. Before joining Red Robin, Ms. Lintonsmith was Vice President and General Manager for WhiteWave Foods' Horizon Organic dairy brand from June 2005 to March 2007. Previous to WhiteWave, she served as Vice President of Global Marketing with Western Union from January 2002 to May 2005. Ms. Lintonsmith also spent over five years with the Coca-Cola Company in brand management, promotions and field marketing and over seven years with Pizza Hut Inc., last as Director of Marketing, New Products and Concepts.

        Annita M. Menogan.    Ms. Menogan joined Red Robin in January 2006 as Vice President, Chief Legal Officer and Secretary and was promoted to Senior Vice President in 2007. From August 1999 to September 2005, Ms. Menogan was employed by Coors Brewing Company as Assistant General Counsel, and served as Vice President, Secretary and Deputy General Counsel of Adolph Coors Company and of Molson Coors Brewing Company, following the merger with Molson Inc. in February 2005. Ms. Menogan was engaged in the private practice of law from 1983 to 1999.

        Michael E. Woods.    Mr. Woods joined Red Robin in January 1997 as Vice President of Franchise Development and was appointed Senior Vice President in January 1999 and Chief Knowledge Officer in November 2005. Mr. Woods also served as Vice President of Design & Construction from February 2000 to April 2001. From 1992 to June 1999, Mr. Woods also served The Snyder Group Company as Director of Corporate Development. The Company has announced that Mr. Woods will leave the employment of the Company in April 2008 and will serve as a consultant for the Company under an agreement until October 2009. Pursuant to his current employment agreement with the Company, Mr. Woods is entitled to receive one year's salary at his current rate paid monthly following termination.

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

Trademarks

        Our registered trademarks and service marks include the marks "Red Robin®", "America's Gourmet Burgers & Spirits®", "Mad Mixology®" and our logo. We have registered these marks with the United States Patent and Trademark Office and the Canadian Intellectual Property Office. In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept.

Government Regulation

        Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing requirements and regulations for the sale of alcoholic beverages and food. To date, we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals. The development and construction of new restaurants is subject also to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor regulations and sales taxes.

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

Forward-Looking Statements

        From time-to-time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," "Legal Proceedings," "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements relate to, among other things:

  •
  business objectives and strategic plans, including our long-term growth strategy;

  •
  operating strategies;

  •
  our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number of new restaurants and the timing of such openings;

  •
  restaurant and franchise acquisitions, including the acquisition of Red Robin franchised restaurants in New Jersey, Indiana, Minnesota and Wisconsin;

  •
  anticipated price increases and their impact on our revenue and profit;

  •
  expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

  •
  estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

  •
  anticipated restaurant operating costs, including commodity prices, labor and energy costs and selling, general and administrative expenses;

  •
  future capital expenditures and the anticipated amounts of such capital expenditures;

  •
  our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2008;

  •
  the sufficiency of the supply of commodities and labor pool to carry on our business;

  •
  success of our increased advertising and marketing activities, including the national media campaign, including the effect on revenue and guest counts;

  •
  the absence of any material adverse impact arising out of any current litigation in which we are involved;

  •
  impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

  •
  expectations regarding competition and our competitive advantages;

  •
  impact of our trademarks, service marks, and other proprietary rights; and

  •
  effectiveness of our internal controls over financial reporting.

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

  •
  attract and retain guests; and

  •
  operate at acceptable margins.

New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for three years or more.

        Less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants open three years or more. Although new restaurants generally reach and maintain at least a minimal level of profitability within months of opening, less mature restaurants have generally taken three years or more to reach normalized operating levels due to inefficiencies typically associated with new restaurants. These include operating costs, which are often materially greater during the first several months of operation. Further, some, or all of our less mature restaurants may not attain operating results similar to those of our existing restaurants.

A greater concentration of less mature restaurants in our comparable restaurant base and a larger percentage of operating weeks from new restaurants will impact profitability.

        Due to our new restaurant growth strategy, we have an increasing number of new and less mature restaurants that have operations less than three years old and which are entering our comparable restaurant base after five full quarters of operations. Because these restaurants generally are less profitable and operate at average sales volumes below our comparable restaurants, our profitability will continue to be impacted until the performance of these restaurants is normalized.

Our expansion into new markets may present increased risks due to lack of guest familiarity with our brand in new areas and our lack of familiarity with the new market.

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

Expansion into new geographic markets negatively impacts our ability to leverage costs, inventory, resources and operating efficiencies for new restaurants.

        As we expand into new markets and geographic territories, our operating cost structures and practices may not follow our experience in existing markets. For example, we will need to work with new developers. Fewer restaurants in a given area limit our ability to effectively utilize regional supervision of restaurants; and to encourage food distributors to hold sufficient inventory which may lead to spot shortages; development and operating costs may increase due to geographic distances between restaurants that increase purchasing, pre-opening, labor and transportation costs; and we may incur more marketing expense to build brand recognition in areas where we are not well known. In addition, performance of restaurants in new markets may be more unpredictable.

Our continuing focus on restaurant expansion through further penetrating existing markets could cause sales in some of our existing restaurants to decline.

        Our areas of highest concentration are Arizona, California, Colorado, Ohio, Oregon, Virginia and Washington. In accordance with our expansion strategy, we expect that approximately 50% of our new restaurants operating weeks in 2008 will be from restaurants opened in our existing markets. Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance and guest counts for existing restaurants near the area in which a new restaurant opens may decline due to the opening of the new restaurant.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded.

        Under our current form of area development agreement, franchisees must develop a predetermined number of restaurants in their area according to a schedule that lasts for the term of their development agreement. Franchisees may not have access to management resources that they need to open the restaurants required by their development schedules, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. From time to time in the past, we have agreed to extend or modify development schedules for certain area developers, and we may do so in the future. Any of these problems could slow our growth and reduce our franchise revenues.

        Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If our franchisees experience difficulty in obtaining adequate financing, the lack of adequate availability of such financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

The acquisition of existing restaurants from our franchisees may have unanticipated consequences that could harm our business and financial condition.

        In addition to our previous acquisitions and announced planned 2008 acquisitions of franchised restaurants, we may in the future continue to selectively acquire existing restaurants from our franchisees who are seeking an exit strategy. In order to complete any proposed acquisition, we would need to, among other things, evaluate the suitability of the proposed acquisition, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

  •
  that proposed acquisitions may not be completed, if at all, on a timely basis or upon terms most beneficial to the Company;

  •
  the inability to integrate the acquired restaurants into our operations and operate them as expected;

  •
  material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as we integrate the franchisee's operations into our operations;

  •
  risks associated with entering into markets or conducting operations where we have no or limited experience or brand recognition;

  •
  the diversion of management's attention from other business concerns during the acquisition process;

  •
  that an acquisition, depending upon whether accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business, results of operations and financial condition; and

  •
  potential need to spend additional capital to upgrade or align the physical assets or software with our current standards and systems.

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

        Our current credit agreement contains a number of restrictive covenants that limit our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. Our revolving credit agreement also requires us to comply with specified financial ratios and tests. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Our recent acquisition in 2007 and our planned 2008 acquisitions will reduce available capital under the credit agreement.

Our initiative to address normalizing new restaurant operations may not continue to have a positive impact on our new restaurant operations.

        In 2007, we undertook development of a number of programs designed to normalize new restaurant performance faster. These programs include systems and training practices when opening a new restaurant designed to decrease the length of time for new restaurants to reach levels of unit sales volumes and profitability similar to more mature restaurants. While we believe that these programs had a positive impact on our new restaurant operations in 2007 by facilitating increases in the average unit volumes of the restaurants and improved profit over restaurants opened in prior years, we cannot predict whether this initiative will continue to generate positive results.

The expansion of our national advertising campaign may not produce expected results or be effective.

        In 2007, we began a national advertising campaign on cable television and the internet, in part to address the lack of brand awareness in new markets where we have or intend to open restaurants, including franchised restaurants. In 2008, we will be expanding the campaign from 11 to 24 weeks with additional media coverage. See Item 1. Business—"Marketing and Advertising". Although we believe the campaign had a positive effect on our restaurant sales in 2007, we cannot provide assurance that the expanded campaign will produce positive results in line with the increased investment. In addition, many of our competitors have successfully used national marketing strategies in the past and we may not be able to successfully compete against those established programs.

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

        Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increased costs associated with these suppliers, or may even necessitate negotiations with alternate suppliers. We cannot predict whether we will be able to anticipate and react to changing food costs by negotiating more favorable contract terms with suppliers or by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a "value-priced" product, we may not be able to pass along food cost increases to our guests in the form of menu price increases.

Our operating results may fluctuate significantly due to unexpected circumstances, increases in costs, seasonality and other factors.

        Our quarterly and annual results may fluctuate or be impacted negatively by: increases in energy costs, costs of food, supplies, maintenance and labor and benefits; changes in borrowings and interest rates; changes in customer discretionary spending habits and shopping locales; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill, and losses on restaurant closures; unanticipated expenses from natural disasters and repairs to damaged or lost property.

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

Price increases may impact guest visits.

        From time to time, we may announce that we intend to take price increases on selected menu items in order to offset increased operating expenses that we believe would be recurring. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that any future price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

Approximately 56% of our company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

        As of December 30, 2007, a total of 140 company-owned restaurants or 56% of all Company-owned restaurants were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon and Washington). As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the Western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.

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

Changes in consumer preferences could negatively impact our results of operations.

        The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our restaurants feature burgers, salads, soups, appetizers, other entrees, such as carnitas fajitas and pasta, desserts and our signature Mad Mixology® alcoholic and non-alcoholic beverages in a family-friendly atmosphere. While burger consumption in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Our continued success depends, in part, upon the popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability.

        In addition, consumer concerns about the economy, including the rise in consumer prices, joblessness and the housing market, may negatively affect consumer discretionary spending. This, in turn, could result in fewer sales or guest visits and have a material adverse effect on our business.

A decline in visitors to any of the regional malls, lifestyle centers, big box shopping centers and entertainment centers near our restaurants, or in discretionary consumer spending could negatively affect our restaurant sales.

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

        Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin America's Gourmet Burgers & Spirits® name and logo. Although we have registered trademarks for Red Robin®, America's Gourmet Burgers & Spirits® and Mad Mixology®, among others, with the United States Patent and Trademark Office and in Canada, our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Consequently, our business could be adversely impacted and less profitable if we are unable to successfully defend and protect our intellectual property.

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

        We are also subject to "dram shop" statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Failure to comply with alcoholic beverage control or dram shop regulations could subject the company to liability and could adversely affect our business.

        Various federal and state employment laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor regulations and sales taxes. Additional government-imposed increases in federal and state minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for team members who receive tips, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

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

        In addition, any failure by us to comply with the various federal and state labor laws governing our relationship with our team members including requirements pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor requirements and sales taxes, may have a material adverse effect on our business or operations. We have been subject to such claims from time to time. The possibility of a material adverse effect on our business relating to employment litigation is even more pronounced given the high concentration of team members employed in the western United States, as this region, and California in particular, has a substantial amount of legislative and judicial activity pertaining to employment-related issues. Further, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

Our success depends on our ability to compete effectively in the restaurant industry.

        Competition in the restaurant industry is increasingly intense. We compete on the basis of the taste, quality, and price of food offered, guest service, ambiance and overall dining experience. We believe that our operating concept, attractive dining value, quality of food and guest service enable us to differentiate ourselves from our competitors. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets, to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. Many of our competitors are well established in the casual dining market segment and some of our competitors have substantially greater financial, marketing and other resources than do we. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position.

Risks Related to Our Company

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

  •
  our issuances or repurchases of common stock or other securities in the future; and

  •
  the addition or departure of key personnel.

        The stock market is subject to significant price and volume fluctuations. Fluctuations or decreases in the trading price of our common stock may adversely affect stockholders' ability to trade their shares.

ITEM 1B.    Unresolved Staff Comments

        None

ITEM 2.    Properties

        We currently lease the real estate for a majority of our company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to just over 20 years. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. We record a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance and property tax costs.

        We own real estate for 32 company-owned restaurants located in Arizona (3); Arkansas (2); California (2); Colorado (3); Georgia (1); Illinois (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (4); Pennsylvania (3); Virginia (4); and Washington (2). In addition, we own one property in Florida which is held for sale and a second property in Texas which we lease to others.

        Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 30, 2011. We lease small regional offices of less than 3,500 square feet in Seattle, Washington and Tustin, California under leases expiring in December 2010.

ITEM 3.    Legal Proceedings

        On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company's former senior vice president and chief concept officer. The parties executed a settlement agreement on November 19, 2007. The proposed settlement involves the Company paying $250,000 to plaintiff's counsel, which is covered by the Company's insurance, and the adoption by the Company of certain corporate governance measures. The settlement is subject to court approval. A hearing has not yet been scheduled.

        In January 2006, the Company was served with a purported class action lawsuit, Matthew Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California and subsequently removed to federal district court in Orange County, California. The Huggett lawsuit alleged failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. In December 2006, the Company was served with two additional purported class action lawsuits alleging violations of California's wage and hour laws. William Harper v. Red Robin International, Inc. alleged failure by the Company to provide meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc., alleged failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks.

        The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. The Harper and Huggett cases were consolidated and on October 22, 2007, the court granted preliminary approval of the Harper/Huggett settlement. The class has begun to receive notice of the settlement, and claims are currently being processed. A hearing on the final settlement approval was set for March 2008. However, on February 12, 2008, former legal counsel for Huggett filed an objection to the settlement. A motion for final approval of the settlement, supplemental briefs and motions for attorneys' fees are due by May 9, 2008 and a hearing on the fairness and final approval, and former counsel's objection, is scheduled for May 19, 2008.

        The Company has also entered into a settlement agreement in the Hill matter, which was preliminarily approved on November 19, 2007. The class has received notice of the settlement, and claims are currently being processed. A hearing on the final settlement approval is set for April 14, 2008.

        The Company has admitted no liability in connection with these settlements and has recorded a charge of $1.7 million for the year ended December 30, 2007 for the estimated payments, costs and administrative expenses of the settlement liability. This amount is an estimate subject to adjustment based on actual claims filed.

        In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from "slip and fall" accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on our financial position and results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on The NASDAQ National Market under the symbol RRGB. The table below sets forth the high and low per share sales prices for our common stock as reported by The NASDAQ National Market for the indicated periods.

	Sales Price
	High	Low
2007
4th Quarter	$44.30	$32.35
3rd Quarter	44.50	34.86
2nd Quarter	44.60	38.06
1st Quarter	43.25	33.05
2006
4th Quarter	$49.14	$32.42
3rd Quarter	50.85	33.93
2nd Quarter	48.20	38.50
1st Quarter	53.29	35.29

        As of February 25, 2008, there were approximately 189 registered owners of our common stock.

Dividends

        We did not declare or pay any cash dividends on our common stock during 2007 or 2006. We currently anticipate that we will retain any future earnings for the operation and expansion of our business. In addition, our credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

        Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

        We did not repurchase any of our registered securities during the fourth quarter of 2007. The Company's board of directors has authorized the repurchase of up to $50 million of our equity securities. No repurchases of our equity securities has been made to date. The Company amended and restated its existing credit facility during fiscal 2007 which allows the Company the ability to repurchase shares of its capital stock within certain limits.

Performance Graph

        The following graph compares the yearly percentage in cumulative total shareholders return on Common Stock of the Company since December 30, 2002, with the cumulative total return over the same period for (i) the Russell 3000 Index, (ii) a former peer group that we used in 2006 (2006 Peer Group) consisting of restaurant companies that appeared in the S&P Small Cap 600 index with the Company and (iii) a new peer group (2007 Peer Group). The 2006 Peer Group consisted of the following 14 restaurant companies: California Pizza Kitchen Inc., CEC Entertainments, CKE Restaurants Inc., Ihop Corp., Jack In The Box Inc., Landry's Restaurants Inc., O'Charley's Inc., PF

Chang China Bistro Inc., Panera Bread Company, Rare Hospitality International Inc., Papa Johns International Inc., Sonic Corp., Steak N Shake Company, and Triarc Companies Inc. The 2007 Peer Group consists of companies that we believe better reflect and are comparable to the casual dining segment in which the Company operates. The 2007 Peer Group is composed of the following restaurant companies: BJ's Restaurants Inc., Brinker International Inc., Buffalo Wild Wings Inc., California Pizza Kitchen Inc., Cheesecake Factory Inc., Landry's Restaurants Inc., McCormick & Company Inc., Morton's Restaurant Group Inc., O'Charley's Inc., PF Chang China Bistro Inc., Ruby Tuesday Inc., Ruth's Chris Steak House Inc. and Texas Roadhouse Inc.

        Pursuant to rules of the Securities and Exchange Commission ("SEC"), the comparison assumes $100 was invested on December 30, 2002 in the Company's Common Stock and in each of the indices.

        Also pursuant to SEC rules, the returns of each of the companies in the Peer Groups are weighted according to the respective company's stock market capitalization at the beginning of each period for which a return is indicated. Historic stock price is not indicative of future stock price performance.

        This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended."

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index, An Old Peer Group and A New Peer Group

		Fiscal Years
	12/30/2002	2003	2004	2005	2006	2007
Red Robin Gourmet Burgers, Inc.	$100.00	$239.17	$419.70	$400.00	$281.40	$251.10
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
2006 Peer Group	100.00	135.52	174.78	184.23	201.49	148.76
2007 Peer Group	100.00	123.03	138.23	137.37	142.53	109.64

ITEM 6.    Selected Financial Data

        The table below contains selected consolidated financial and operating data. The statement of income, cash flow and balance sheet data for each year has been derived from our consolidated financial statements. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended(1)
	2007(2)	2006(3)	2005	2004	2003
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
Restaurant revenue	$747,530	$603,391	$471,860	$391,317	$314,371
Franchise royalties and fees	15,792	15,131	13,850	11,769	9,320
Rent revenue	150	199	313	300	409

Total revenues	763,472	618,721	486,023	403,386	324,100
Costs and expenses:
Restaurant operating costs:
Cost of sales	171,236	136,470	109,419	93,280	75,067
Labor(4)	254,279	206,572	160,142	131,379	108,365
Operating	122,686	94,733	71,929	57,158	48,085
Occupancy	46,340	37,593	29,669	25,242	21,248
Depreciation and amortization	43,659	33,874	26,115	21,070	16,395
General and administrative(4)	57,695	46,420	32,015	28,452	21,990
Franchise development	4,069	4,985	4,651	4,046	2,848
Pre-opening costs	7,463	8,491	6,250	5,143	3,891
Reacquired franchise costs	1,821	1,735	—	—	—
Legal settlement	1,653	—	—	—	—
Significant and unusual items, net	—	—	1,543	—	—

Total costs and expenses	710,901	570,873	441,733	365,770	297,889

Income from operations	52,571	47,848	44,290	37,616	26,211
Other (income) expense:
Interest expense, net	9,231	5,567	2,969	2,384	2,633
Gain on sale of property	—	—	—	(257)	—
Loss on extinguishment of debt	—	—	—	—	258
Other	42	(18)	77	89	(14)

Total other expenses	9,273	5,549	3,046	2,216	2,877

Income before income taxes	43,298	42,299	41,244	35,400	23,334
Provision for income taxes	12,647	12,937	13,858	12,019	7,888

Net income	$30,651	$29,362	$27,386	$23,381	$15,446

Earnings per share
Basic	$1.84	$1.78	$1.68	$1.46	$1.02

Diluted(6)	$1.82	$1.75	$1.64	$1.43	$1.00

Shares used in computing earnings per share
Basic	16,647	16,538	16,292	16,022	15,182

Diluted	16,817	16,736	16,656	16,406	15,465

Balance Sheet Data:
Cash and cash equivalents	$12,914	$2,762	$3,340	$4,980	$4,871
Total assets	548,789	450,598	334,421	264,501	214,382
Long-term debt, including current portion(5)	153,746	113,971	58,524	47,743	37,628
Total stockholders' equity(5)	284,442	243,533	204,859	161,733	132,386
Cash Flow Data:
Net cash provided by operating activities	$93,558	$78,525	$65,274	$54,374	$38,981
Net cash used in investing activities	(125,195)	(136,863)	(83,331)	(68,404)	(52,831)
Net cash provided by financing activities	41,789	57,760	16,417	14,139	13,924
Selected Operating Data:
Average annual comparable restaurant sales volumes(7)	$3,330	$3,314	$3,288	$3,210	$2,994
Company-owned restaurants open at end of period	249	208	163	137	115
Franchised restaurants open at end of period	135	139	136	118	103
Comparable restaurant sales increase(7)	2.4%	2.4%	3.9%	7.5%	4.1%

(1)
2006 was a 53-week fiscal year. 2007 and 2003 through 2005 were 52-week fiscal years.

(2)
Fiscal year 2007 reflects the acquisition of 17 franchised restaurants in the state of California. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

(3)
Fiscal year 2006 reflects the acquisition of 13 franchised restaurants in the state of Washington. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

(4)
Fiscal year 2007 include charges of $1.1 million and $5.8 million in restaurant labor costs and general and administrative costs, respectively, due to the change in stock option expensing requirements upon the adoption of SFAS 123R in fiscal 2006. Fiscal year 2006 include charges of $894,000 and $4.9 million in restaurant labor costs and general and administrative costs, respectively, due to the change in stock option expensing requirements upon the adoption of SFAS 123R.

(5)
In November 2003, we received proceeds of $18.0 million from a secondary offering of common stock. These proceeds were used to repay $18.0 million of borrowings outstanding under our credit agreement.

(6)
Fiscal year 2006 earnings per basic and diluted share includes approximately $0.11 per share related to an additional week.

(7)
Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2006 were calculated on a 53-week basis.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our discussions for the fiscal years ending December 30, 2007 and December 25, 2005 refer to a 52-week period. Our discussion for the fiscal year ending December 31, 2006 refers to a 53-week period with the fifty-third week falling in the fourth quarter.

        As of December 30, 2007, we owned and operated, or franchised 384 Red Robin® restaurants in 40 states and Canada, of which 249 were company-owned and 135 were operated under franchise agreements including one franchise-owned restaurant managed by the Company under a management agreement. In fiscal 2008, we plan to open between 30 and 33 new company-owned Red Robin Gourmet Burger restaurants and we believe our franchisees will open between 9 and 11 new restaurants.

        Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

        The casual dining restaurant industry has become more complex and challenging in recent years. Challenges include increased competition among casual dining restaurant chains for the guest's discretionary dining dollars, increasing labor and benefit costs, increased food costs, increased energy and petroleum-based product prices, changes in the economy and increasing real-estate and development costs to build new restaurants. In light of these complexities and challenges, management has pursued a disciplined growth strategy that focuses on adding company-owned restaurants and increasing sales at existing restaurants. In addition, management is focused on managing restaurant operating costs, investment costs and building our corporate infrastructure to facilitate our long-term growth expectations.

        The following summarizes the most significant events occurring or affecting us in 2007:

  •
  Franchise Acquisitions.  We acquired 17 franchised Red Robin® restaurants in the state of California for $50.4 million. The cash purchase price was funded through borrowings under the Company's credit facility. As part of this acquisition, we also assumed management of an additional existing restaurant location (Managed Restaurant), under a management services agreement. The 17 acquired restaurants are referred to collectively as the 2007 Acquired Restaurants. These 18 restaurants have been included in our results of operations since their respective acquisition or take-over dates. In addition, a charge of $1.8 million related to the reacquisition of the existing franchise and development agreements of the 2007 Acquired Restaurants is reported as "Reacquired franchise costs" in the Consolidated Statements of Income. These 2007 Acquired Restaurants, when combined with the 13 franchised Red Robin® restaurants we acquired in the third quarter 2006 (2006 Acquired Restaurants) are collectively referred to as the Acquired Restaurants. In January 2008, we announced our intent to acquire 11 franchised restaurants in Wisconsin and Minnesota, three in Indiana and one in New Jersey from our franchise partners in those states. We expect to close these acquisitions in the second quarter of 2008.

  •
  Launch of National Media Advertising Campaign.  We launched our first national media advertising campaign on cable television in April 2007 and on the internet in May 2007. We believe this national media campaign increased revenue in the second and third quarters of 2007 in both new and existing markets, expanded brand awareness as a national restaurant company and provided support for our efforts to enter new markets where our brand has less recognition.

    The system-wide cost of this national campaign was approximately $11.5 million with approximately $6.5 million contributed by the Company to a national advertising fund into which our franchise partners also contributed. The $6.5 million was contributed by our restaurants through a 1.0% contribution of restaurant revenue beginning in March 2007. Approximately 0.5% of this amount was diverted from historical marketing expenditures such as local area advertising and radio advertising. The remaining 0.5%, or $3.3 million, was incremental expenditure over 2006 and 2005 levels. In 2008, we plan to increase our contributions to the national advertising fund to 1.5% of restaurant revenue from both the Company and franchise-owned restaurants. This will increase the national advertising campaign expenditure to approximately $18 million to $19 million.

  •
  New Restaurant Training Initiatives.  Our focus on the performance of new restaurants led to the development of a number of programs designed to normalize new restaurant performance faster. As part of our first quarter 2007 restaurant openings, we initiated new training programs that focus on accelerating and measuring the proficiencies of each hourly team member. We also added additional modules to our manager training programs to better prepare new managers for the challenging environment a new restaurant creates. In support of this initiative, we incurred higher average pre-opening costs per restaurant in 2007 as compared to 2006 and 2005. In addition, we incurred higher labor and travel costs soon after the openings to support these new initiatives. We believe adding more trainers and more seasoned managers for each opening continuing in 2008 will result in near term pressure on our profit margins in exchange for higher retention of opening sales volumes and faster normalization of profits.

  •
  New Restaurant Openings.  During fiscal 2007, we opened 26 company-owned restaurants. For the 52 weeks ended December 30, 2007, approximately 62% of total non-comparable restaurant operating weeks were from units operating in new markets compared to 61% in the 53 weeks of 2006 and 42% in the 52 weeks of 2005. New markets present operational challenges as we expand into markets where we have less brand recognition, a lower concentration of trained team members and generally higher operating costs. In 2007, our non-comparable restaurant average weekly sales volumes increased 1.5% from 2006 and decreased 3.6% from 2005. Based on market studies we commissioned, we believe the national media advertising campaign and new restaurant training initiatives discussed above had a positive impact on our new restaurant sales results and brand awareness.

  •
  Comparable Restaurant Sales.  For the 52 weeks ended December 30, 2007, the 192 restaurants in our current comparable base experienced a 2.4% increase in sales for these same restaurants over last year. Increases in the average guest check contributed 3.4% of the increase which was partially offset by a 1.0% decrease in guest counts. The comparable restaurant average weekly sales volumes are impacted by both the year over year sales growth of the restaurants in the comparable base and the growing number of less mature restaurants comprising our comparable restaurant base. Historically, our less mature restaurants operate at a lower average weekly sales volume during the early years of operation. As these restaurants enter the comparable restaurant base, the average weekly sales volumes for comparable restaurants could be negatively impacted until these less mature restaurants reach normalized volumes, which has taken an average of three years of operation.

  •
  Managing Restaurant Operating Costs.  For the 52 weeks ended December 30, 2007, total restaurant operating costs represented 79.5% of restaurant revenues as compared to 78.7% for the 53 weeks ended December 31, 2006 and 78.6% for the 52 weeks ended December 25, 2005. Restaurant operating costs represent food and beverage expenses, labor and benefit expenses, occupancy expenses and other operating costs such as marketing, supplies, repairs and maintenance and utility expenses. Our operating costs are impacted by the initiatives discussed above to improve performance and maintain sales growth in our new and existing restaurants. In addition, we continue to see increasing inflationary pressures on operating costs including minimum wage increases, commodity food price increases and energy price increases. We expect that these upward price pressures will continue through 2008. In response to these cost pressures, we implemented a price increase of approximately 3.0% in late August 2007 which we believe will help offset some of these cost pressures and we have an additional price increase of 0.5% planned for late March 2008.

Unit Data and Comparable Restaurant Sales

        The following table details data pertaining to the number of restaurant for both company-owned and franchise locations for the years indicated.

	2007	2006	2005
Company-owned:
Beginning of period	208	163	137
Opened during period	26	32	26
Acquired from franchisees	16	13	—
Closed during period	(1)	—	—

End of period	249	208	163
Franchised:
Beginning of period	139	136	118
Opened during period	14	16	19
Sold or closed during period	(18)	(13)	(1)

End of period	135	139	136
Total number of Red Robin® restaurants	384	347	299

        Between December 30, 2007 and February 25, 2008, we opened six additional company-owned restaurants and our franchisees opened one additional franchise restaurants. We expect to open between 30 and 33 company-owned restaurants during 2008. We anticipate that our franchisees will open between 9 and 11 restaurants during 2008.

Results of Operations

        Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2007	2006	2005
	(53 Weeks)
Revenues:
Restaurant	97.9%	97.5%	97.1%
Franchise royalties and fees	2.1	2.5	2.8
Rent revenue	—	—	0.1

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	22.9	22.6	23.2
Labor (includes 0.1%, 0.1% and 0% of stock-based compensation expense, respectively)	34.0	34.2	33.9
Operating	16.4	15.7	15.2
Occupancy	6.2	6.2	6.3

Total restaurant operating costs	79.5	78.7	78.6
Depreciation and amortization	5.7	5.5	5.4
General and administrative (includes 0.8%, 0.8% and 0% of stock-based compensation expense, respectively)	7.6	7.6	6.6
Franchise development	0.5	0.8	1.0
Pre-opening costs	1.0	1.4	1.3
Reacquired franchise costs	0.2	0.3	—
Legal settlement	0.2	—	—
Significant and unusual items, net (includes 0%, 0% and 0.6% of stock-based compensation expense, respectively)	—	—	0.3

Income from operations	6.9	7.7	9.1

Other (income) expense:
Interest expense	1.2	0.9	0.6
Interest income	—	—	—

Total other expenses	1.2	0.9	0.6
Income before income taxes	5.7	6.8	8.5
Provision for income taxes	(1.7)	(2.1)	(2.9)

Net income	4.0%	4.7%	5.6%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

(In thousands, except percentages)	2007	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
Restaurant revenue	$747,530	$603,391	23.9%	$471,860	27.9%
Franchise royalties and fees	15,792	15,131	4.4%	13,850	9.2%
Rent revenue	150	199	(24.6)%	313	(36.4)%

Total revenues	$763,472	$618,721	23.4%	$486,023	27.3%
Average weekly sales volumes:
Comparable restaurants	$64,047	$63,729	0.5%	$63,236	0.8%
Non-comparable restaurants	$56,635	$55,806	1.5%	$58,770	(5.0)%
2006 Acquired Restaurants(1)	$83,836	$83,798	—%	$—	—%
2007 Acquired Restaurants(2)	$64,783	$—	—%	$—	—%

(1)
At the beginning of the third quarter 2007, the 2006 Acquired Restaurants entered into the comparable restaurant population. From that time forward, we have included their average weekly sales volumes in the comparable restaurant category. The average weekly sales volumes for the 2006 Acquired Restaurants for the 52 weeks ended December 30, 2007 represents their average weekly sales for the 28 weeks through the second quarter 2007 when they were still part of the 2006 Acquired Restaurant category. The average weekly sales volumes for the 53 weeks ended December 31, 2006 represents their performance for the 25 weeks from the date of their acquisition through the fiscal year end.

(2)
Represents the average weekly sales volumes for the 28 weeks since their acquisition in 2007.

        Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $144.1 million, or 23.9%, from fiscal 2006. Of this increase, $68.9 million was attributable to increased revenue from our comparable restaurants, $29.5 million was attributable to restaurant revenues from the 2006 Acquired Restaurants, $51.2 million was attributable to the 26 new company-owned restaurants opened during 2007, and $30.3 million was attributable to the 2007 Acquired Restaurants, offset by a $35.8 million decrease in revenue from 43 non-comparable restaurants opened during 2006 and 2005. The revenue growth in 2006 over 2005 was attributable to the growth in the number of non-comparable restaurants, the 2006 Acquired Restaurants, and a 2.4% increase in comparable restaurant revenues from 2005. The increase in comparable restaurant revenues in 2006 was driven by a 0.5% increase in guest counts and a 1.9% increase in the average check.

        Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of fiscal 2007, there were 192 comparable restaurants compared to 148 comparable restaurants at the end of 2006. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of fiscal 2007, there were 41 non-comparable restaurants versus 47 at the end of fiscal 2006. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 0.5% increase in average comparable restaurant weekly sales in fiscal 2007 was primarily the result of the 2006 Acquired Restaurants entering into the comparable base during the last half of the year and by higher average guest checks, partially offset by decreased guest counts in addition to 28 less mature restaurants entering the comparable restaurant base since the end of fiscal 2006.

        Growth in restaurant revenue is expected to continue as we intend to open between 30 and 33 new restaurants in 2008 as well as realize a full year of revenue from our 2007 Acquired Restaurants. We also expect that our expanded national media campaign will result in increased restaurant revenue.

        Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 4.4% from 2006. The year over year increase in franchise royalties and fees is primarily attributable to the 14 restaurants opened by our franchisees in 2007, partially offset by the respective $1.0 million and $780,000 reduction in franchise royalties from the 2006 and 2007 Acquired Restaurants. Our franchisees reported that comparable sales increased 2.5% for U.S. restaurants and 7.7% for Canadian restaurants in the year ended December 30, 2007. Franchise royalties and fees for 2006 increased due primarily to the 16 franchised restaurants opened during 2006 and the 19 restaurants opened in 2005, offset by the reduction in franchise fees from the 2006 Acquired Restaurants for the last half of the year.

Costs and Expenses

Cost of Sales

(In thousands, except percentages)	2007	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
Cost of sales	$171,236	$136,470	25.5%	$109,419	24.7%
As a percent of restaurant revenues	22.9%	22.6%	0.3%	23.2%	(0.6)%

        Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. As a percentage of restaurant revenues, cost of sales increased as a percentage of restaurant revenues due primarily to higher commodity costs, including proteins and dairy products offset by lower poultry costs and leverage from price increases implemented since October 2006. We expect to see continued increases in our food costs in 2008.

        In 2006, cost of sales as a percentage of restaurant revenues decreased to 22.6% compared to 2005, primarily due to lower commodity costs, menu mix changes to lower costs items, and leverage from price increases implemented in 2005.

Labor

(In thousands, except percentages)	2007	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
Labor	$254,279	$206,572	23.1%	$160,142	29.0%
As a percent of restaurant revenues	34.0%	34.2%	(0.2)%	33.9%	0.3%

        Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. Labor as a percentage of restaurant revenue for 2007 decreased as a percentage of restaurant revenue over the prior year due to decreased expense for workers' compensation benefits (0.25%) and reduced bonus expense (0.20%) partially offset by increases for hourly wages due primarily to minimum wage increases (0.30%). We expect to see an increase in labor as a percentage of restaurant revenues during 2008, compared to 2007, primarily due to state minimum wage increases.

        In 2006, labor costs as a percentage of restaurant revenues increased 0.3% primarily due to increases related to hourly and salaried labor costs as a percentage of revenue in our non-comparable restaurants as well as approximately $894,000 of stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123R) in fiscal 2006.

Operating

(In thousands, except percentages)	2006	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
Operating	$122,686	$94,733	29.5%	$71,929	31.7%
As a percent of restaurant revenues	16.4%	15.7%	0.7%	15.2%	0.5%

        Operating costs include variable costs such as restaurant supplies, advertising, including our national advertising fund contributions, energy costs, and fixed costs such as service repairs and maintenance costs. The increase in operating costs as a percentage of restaurant revenues is due to contributions of 1.0% of restaurant revenues made to the national advertising fund beginning in April 2007 offset by a 0.5% of restaurant revenue reduction of historical marketing expense for local advertising such as radio. Incremental costs of our national advertising campaign are expected to increase operating costs as a percentage of restaurant revenue in 2008 as we increase our contribution of revenue to national advertising from 1.0% to 1.5%.

        In 2006, operating costs as a percentage of restaurant revenue increased primarily due to higher energy expenses. The higher energy costs were driven by increased rates charged to our restaurants as well as increased usage which resulted from severe weather in our northwest and southwest operations during 2006. Supplies expense also reflects higher petroleum-based materials costs, fuel surcharges and transportation costs that began to increase our base supply costs in 2005.

Occupancy

(In thousands, except percentages)	2007	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
Occupancy	$46,340	$37,593	23.3%	$29,669	26.7%
As a percent of restaurant revenues	6.2%	6.2%	—%	6.3%	(0.1)%

        Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. Our occupancy costs generally increase with sales volume but decline as a percentage of restaurant revenues as we leverage our fixed costs. As a percentage of restaurant revenues, occupancy costs remained flat over 2006 as higher fixed rents and higher real estate and property taxes (0.2%) were offset by decreases for general insurance (0.2%).

        Occupancy costs as a percentage of restaurant revenue for 2006 were comparable to 2005 with modest decreases in insurance and taxes somewhat offset by increases in percentage rent.

Depreciation and Amortization

(In thousands, except percentages)	2007	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
Depreciation and amortization	$43,659	$33,874	28.9%	$26,115	29.7%
As a percent of total revenues	5.7%	5.5%	0.2%	5.4%	0.1%

        Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and liquor licenses. Depreciation and amortization expense as a percentage of total revenues increased in 2007 due to increased depreciation and amortization for tangible and intangible assets related to the Acquired Restaurants.

        In 2006, depreciation and amortization increased over 2005 primarily due to the increased depreciation and amortization for tangible and intangible assets related to the 2006 Acquired Restaurants as well as the increase in per restaurant costs capitalized for restaurants opened in 2006 and 2005.

General and Administrative

(In thousands, except percentages)	2007	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
General and administrative	$57,695	$46,420	24.3%	$32,015	45.0%
As a percent of total revenues	7.6%	7.6%	—%	6.6%	1.0%

        General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, professional and consulting fees and marketing costs. General and administrative costs as a percentage of total revenues for 2007 remained flat compared to 2006 primarily due to decreased non-advertising related marketing expenses (0.10%) and leverage from fixed costs such as salaries and compensation expense (0.10%) offset by increased professional and consulting fees (0.20%). Generally, we expect general and administrative expenses to increase from quarter to quarter during 2008 but to decline as a percentage of total revenues.

        Our 2006 general and administrative expenses as a percentage of total revenue increased over 2005 primarily due to stock-based compensation expense related to our adoption of SFAS 123R. Total stock compensation expense was $4.9 million or 0.8% of total revenues. Higher headcount and increased salaries made up the remaining difference from 2005.

Franchise Development

(In thousands, except percentages)	2007	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
Franchise development	$4,069	$4,985	(18.4)%	$4,651	7.2%
As a percent of total revenues	0.5%	0.8%	(0.3)%	1.0%	(0.2)%

        Franchise development costs include the costs of our franchise and operations support teams including salaries and benefits, travel and training expenses, and costs associated with our annual leadership conference. Franchise development expenses decreased in 2007 primarily due to reduced headcount and leveraged expenses of our franchise team to support the opening of 14 franchise restaurants partially offset by an increase in expenses related to our leadership conference. We anticipate that franchise development cost will continue to be leveraged against increased revenues in 2008.

        Franchise development expenses in 2006 increased over 2005 primarily due to an increase in expenses related to our leadership conference partially offset by efficiencies and leveraged expenses of our franchise team to support the opening of 16 franchise restaurants.

Pre-opening Costs

(In thousands, except percentages)	2007	2006	2007-2006 Percent Change	2005	2006-2005 Percent Change
Pre-opening costs	$7,463	$8,491	(12.1)%	$6,250	35.9%
As a percent of total revenues	1.0%	1.4%	(0.4)%	1.3%	0.1%
Average per restaurant pre-opening costs	$280	$251	11.6%	$240	4.6%

        Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for 2007, 2006 and 2005 reflect the opening of 26, 32 and 26 new restaurants, respectively. Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented. The increase in the average per restaurant pre-opening costs reflects higher training expenses for our new training programs. This increased training is designed to accelerate the development of proficiencies of each hourly team member to improve productivity and normalize operations of our new restaurants sooner than what we had experienced in the performance of restaurants opened prior to 2007. We expect that pre-opening costs will continue to increase in 2008 as we open between 30 and 33 new restaurants, including many in new markets.

        The increases in our 2006 average pre-opening costs per restaurant over 2005 reflects an increase in lease costs incurred prior to opening. These increased lease costs are driven by the number of restaurants built on leased land versus restaurants built on purchased land. Our 2006 new restaurants are weighted more heavily to leased land than our 2005 restaurant openings.

Reacquired Franchise Costs

        As a result of the acquisition of the 2007 Acquired Restaurants, we incurred a total charge of $1.8 million during the year ended December 30, 2007, relating to reacquired franchise rights of approximately $15.0 million in accordance with Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1). For the 2006 Acquired Restaurants, we incurred a total charge of $1.7 million for the year ended December 31, 2006 relating to reacquired franchise rights of approximately $10.2 million. EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. The $1.8 million and $1.7 million charge for 2007 and 2006, respectively, reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company's current royalty agreements. See Note 3, Acquisition of Red Robin Franchised Restaurants, in the Notes to Consolidated Financial Statements for additional information regarding the acquisition and related charge.

Legal Settlement

        During 2007, we recorded a $1.7 million charge related to the agreement to settle several legal proceedings against us in the state of California. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information regarding these proceedings and the related charge.

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

        In the third quarter of 2005, in accordance with the Financial Accounting Standards Board's (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (FIN 44), we recorded a non-cash stock-based compensation expense of $2.8 million. This expense relates to previously modified and exercised stock options of our former chairman, president and chief executive officer and former senior vice president and former chief financial officer.

Interest Expense

        Interest expense in 2007, 2006 and 2005 was $9.6 million, $5.8 million and $3.1 million, respectively. Interest expense in 2007 was higher due to higher outstanding borrowings under our credit facility partially offset by a lower average interest rate of 6.7% versus 7.3% in 2006. Interest expense in 2006 was higher than in 2005 due to higher borrowings outstanding under our credit facility and a higher average interest rate of 7.3% versus 6.9% in 2005. This increase was partially offset by higher capitalized interest incurred in the construction of our new restaurants during 2006. We believe interest expense will decrease in 2008 due to a combination of an expected lower average interest rates and a pay down on our credit facility through scheduled amortization payments due under our term loan credit facility.

Provision for Income Taxes

        The provision for income taxes decreased $290,000, or 2.2%, to $12.6 million in 2007, from $12.9 million in 2006. The decrease was primarily due to more favorable tax credits and state apportionment factors resulting from a shift in our income to states with lower tax rates. Our effective income tax rate was 29.2% for 2007, 30.6% for 2006 and 33.6% for 2005. We anticipate that our 2008 effective tax rate will be approximately 30%.

Liquidity and Capital Resources

        General.    Cash and cash equivalents increased $10.2 million to $12.9 million at December 30, 2007 from $2.8 million at the beginning of the fiscal year. Net cash inflows were provided from operating activities, net borrowings under our credit agreement, and to a lesser extent proceeds from the exercise of team member stock options and stock purchases. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants and to reduce borrowings under our credit agreement. Cash outflows resulted from the purchase of the 2007 Acquired Restaurants and construction of 26 new restaurants.

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

        Credit Facility.    On June 15, 2007, we amended and restated our existing credit facility to provide a more flexible capital structure and facilitate our growth plans. The amended credit agreement provides for more favorable borrowing rates, allows us the ability to repurchase shares of our capital stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements. The amended credit facility is comprised of (i) a $150 million credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00% depending on the Company's leverage ratio. The amended credit agreement also allows us, subject to lender participation, to increase the credit facility by up to an additional $100 million in the future. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The amended credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the amended credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company and most real properties that we own. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

        We borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund the acquisition of the 2007 Acquired Restaurants as described in Note 3, Acquisition of Red Robin Franchised Restaurants, in the accompanying Notes to Consolidated Financial Statements; we also retained the net proceeds of the term loan to fund the acquisition of the two restaurants on July 16, 2007 and for working capital and general corporate purposes. We are required to repay the principal amount of the term loan in consecutive quarterly installments that began September 30, 2007 and end on the maturity date of the term loan. At December 30, 2007, we had $144.4 million of borrowings under the credit facility and had letters of credit outstanding of $5.6 million. Loan origination costs associated with the amended credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $1.5 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 30, 2007.

        Covenants.    We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of December 30, 2007, we were in compliance with all debt covenants.

        Debt Outstanding.    Total debt outstanding increased to $153.7 million at December 30, 2007 from $114.0 million at December 31, 2006, due to additional borrowings to construct new restaurants, finance our franchise acquisition, and acquire other assets, offset by payments made on capital lease obligations. During the third quarter 2007, we paid our outstanding collateralized notes payable balance of $4.3 million with funds provided through the term loan facility.

        Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 30, 2007 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$149,984	$11,250	$33,750	$104,984	$—
Capital lease obligations(2)	14,427	1,306	2,577	2,329	8,215
Operating lease obligations(3)	463,844	32,334	64,933	60,838	305,739
Purchase obligations(4)	16,387	2,176	14,211	—	—
Other non current liabilities(5)	4,492	—	1,416	584	2,492
Uncertain tax positions(6)	107	107	—	—	—

(1)
Long-term debt obligations represent borrowings under our credit agreement including interest of $8.5 million based on a 5.91% average interest rate. Outstanding letters of credit of approximately $5.6 million are included in the 3-5 year total.

(2)
Capital lease obligations include interest of $5.1 million.

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

(6)
The total liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, at December 30, 2007 was approximately $374,000. The Company is not able to reasonably estimate the timing of future payments relating to $267,000 of non-current unrecognized tax benefits.

        Capital Expenditures.    Capital expenditures, including capital lease obligations, were $82.8 million, $95.6 million and $86.8 million in 2007, 2006 and 2005, respectively. Fiscal 2007, compared with fiscal 2006, includes higher expenditures for new restaurants as well as increases in facility improvements. The increase in cash flows utilized in 2006 compared with 2005 was primarily due to expenditures for new restaurant construction and remodeling.

        In fiscal year 2008, capital expenditures are expected to be approximately $85 million to $95 million. In addition to the construction of 30 to 33 new restaurants, we will continue our investment in restaurant remodels and capital improvements as well as expanding our corporate infrastructure to support our growth model. We have also announced plans to acquire 13 franchisee owned restaurants with an estimated purchase price of approximately $29.0 million. We will fund the acquisition of these restaurants using borrowings from our existing credit facility.

        Future Liquidity.    We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for growing infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants including the 13 restaurants discussed above. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and the revolving bank credit facility as amended in June 2007. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditures and working capital requirements for at least the next twelve months.

Inflation

        The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to increased labor costs, higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants and commodity prices for certain foods we purchase at market rates. Uncertainties related to higher costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2008.

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

Critical Accounting Policies and Estimates

        We have identified the following as the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of our consolidated financial statements.

        Stock-Based Compensation Expense.    Under the fair value recognition provisions of the SFAS 123R, we recognize stock-based compensation using the Black-Scholes option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

        Our accounting policies regarding property and equipment include judgments by management regarding the estimated useful lives of these assets, the expected lease term for assets related to properties under lease and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. As discussed further below, these judgments may also impact management's need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

        Impairment of Long-Lived Assets.    Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets and amortized intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management's estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

        Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during fiscal 2007, 2006 or 2005.

        Goodwill.    We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2007 and determined that there was no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At December 30, 2007, goodwill recorded in the consolidated balance sheet totaled $56.3 million.

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

        Insurance/Self-Insurance Liabilities.    The Company is self-insured for a portion of losses related to group health insurance, general liability and workers' compensation. We maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial based estimates, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of self-insured experience is short and our significant rate of growth could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes in our estimates may produce materially different amounts of expense than that reported historically under these programs.

Off Balance Sheet Arrangements

        Except for operating leases (primarily restaurant leases) entered into the normal course of business, we do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 30, 2007, we did not have any minority interests. The adoption of SFAS 160 will not impact our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have determined that we will not elect the option to measure eligible financial instruments at fair value allowable under SFAS 159, and therefore, we believe that this interpretation will not have a material impact, if any, on our financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for our fiscal year beginning December 31, 2007. We have evaluated the impact of adopting

SFAS 157 and believe that it will not have a material impact, if any, on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of December 30, 2007, we had $154.1 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.5 million on an annualized basis.

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
Greenwood Village, Colorado

        We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on December 26, 2005 in accordance with the Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 2008

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 30, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$12,914	$2,762
Accounts receivable, net	4,751	3,305
Inventories	10,367	8,486
Prepaid expenses and other current assets	9,246	5,885
Income tax receivable	4,760	5,862
Deferred tax asset	3,159	2,156
Restricted current assets—marketing funds	2,095	827

Total current assets	47,292	29,283

Property and equipment, net	399,270	351,736
Goodwill	56,299	43,496
Intangible assets, net	41,059	22,772
Other assets, net	4,869	3,311

Total assets	$548,789	$450,598

Liabilities and Stockholders' Equity:
Current Liabilities:
Trade accounts payable	$9,263	$6,312
Construction related payables	13,416	17,839
Accrued payroll and payroll related liabilities	29,146	19,144
Unredeemed gift certificates	10,789	9,374
Accrued liabilities	19,404	15,036
Accrued liabilities—marketing funds	2,095	827
Current portion of term loan notes payable	11,250	—
Current portion of long-term debt and capital lease obligations	558	1,630

Total current liabilities	95,921	70,162

Deferred rent	21,728	18,076
Long-term portion of term loan notes payable	133,125	—
Other long-term debt and capital lease obligations	8,813	112,341
Other non-current liabilities	4,760	6,486

Total liabilities	264,347	207,065

Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,793,057 and 16,589,248 shares issued and outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	156,928	146,614
Retained earnings	127,580	96,985

Total stockholders' equity	284,442	243,533

Total liabilities and stockholders' equity	$548,789	$450,598

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Revenues:
Restaurant revenue	$747,530	$603,391	$471,860
Franchise royalties and fees	15,792	15,131	13,850
Rent revenue	150	199	313

Total revenues	763,472	618,721	486,023

Costs and expenses:
Restaurant operating costs:
Cost of sales	171,236	136,470	109,419
Labor (includes $1,080, $894 and $0 of stock-based compensation expense, respectively)	254,279	206,572	160,142
Operating	122,686	94,733	71,929
Occupancy	46,340	37,593	29,669
Depreciation and amortization	43,659	33,874	26,115
General and administrative expenses (includes $5,791, $4,882 and $97 of stock-based compensation expense, respectively)	57,695	46,420	32,015
Franchise development	4,069	4,985	4,651
Pre-opening costs	7,463	8,491	6,250
Reacquired franchise costs	1,821	1,735	—
Legal settlement	1,653	—	—
Significant and unusual items, net (includes $0, $0 and $2,793 of stock-based compensation expense, respectively)	—	—	1,543

Total costs and expenses	710,901	570,873	441,733

Income from operations	52,571	47,848	44,290
Other (income) expense:
Interest expense	9,629	5,759	3,109
Interest income	(398)	(192)	(140)
Other	42	(18)	77

Total other expenses	9,273	5,549	3,046

Income before income taxes	43,298	42,299	41,244
Provision for income taxes	12,647	12,937	13,858

Net income	$30,651	$29,362	$27,386

Earnings per share:
Basic	$1.84	$1.78	$1.68

Diluted	$1.82	$1.75	$1.64

Weighted average shares outstanding:
Basic	16,647	16,538	16,292

Diluted	16,817	16,736	16,656

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated Other Comprehensive Income/(Loss), net of tax
	Common Stock		Treasury Stock			Receivables From Stockholders/ Officers
					Paid-in Capital			Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance, December 26, 2004	16,146	$16	—	$—	$125,635	$(4,155)	$—	$40,237	$161,733
Interest on notes from stockholders/officers	—	—	—	—	—	(68)	—	—	(68)
Repayment of stockholders/officers notes and related interest	—	—	—	—	—	4,223	—	—	4,223
Acquisition of treasury stock	—	—	11	(83)	—	—	—	—	(83)
Options exercised for common stock	325	—	—	—	5,758	—	—	—	5,758
Tax benefit on exercise of stock options	—	—	—	—	2,580	—	—	—	2,580
Non-cash stock compensation	—	—	—	—	2,889	—	—	—	2,889
Common stock issued through employee stock purchase plan	14	—	—	—	432	—	—	—	432
Net income	—	—	—	—	—	—	—	27,386	27,386
Unrealized gain on cash flow hedge	—	—	—	—	—	—	9	—	9

Comprehensive income									27,395

Balance, December 25, 2005	16,485	16	11	(83)	137,294	—	9	67,623	204,859
Options exercised for common stock	101	1	—	—	1,657	—	—	—	1,658
Tax benefit on exercise of stock options	—	—	—	—	817	—	—	—	817
Non-cash stock compensation	—	—	—	—	6,297	—	—	—	6,297
Common stock issued through employee stock purchase plan	14	—	—	—	549	—	—	—	549
Net income	—	—	—	—	—	—	—	29,362	29,362
Realized loss on cash flow hedge	—	—	—	—	—	—	(9)	—	(9)

Comprehensive income									29,353

Balance, December 31, 2006	16,600	17	11	(83)	146,614	—	—	96,985	243,533
FIN 48 adjustment	—	—	—	—	—	—	—	(56)	(56)
Options exercised for common stock	91	—	—	—	1,747	—	—	—	1,747
Tax benefit on exercise of stock options	—	—	—	—	640	—	—	—	640
Non-cash stock compensation	—	—	—	—	7,429	—	—	—	7,429
Issuance of restricted stock	97	—	—	—	—	—	—	—	—
Common stock issued through employee stock purchase plan	17	—	—	—	498	—	—	—	498
Net income	—	—	—	—	—	—	—	30,651	30,651

Comprehensive income									30,651

Balance, December 30, 2007	16,805	$17	11	$(83)	$156,928	$—	$—	$127,580	$284,442

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Cash Flows From Operating Activities:
Net income	$30,651	$29,362	$27,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,659	33,874	26,115
Provision (benefit) for deferred income taxes	(1,872)	4,722	(3,102)
Income tax benefit on exercise of stock options	—	—	2,580
Amortization of debt issuance costs	387	306	519
Stock-based compensation	6,871	5,776	2,890
Non-cash portion of gain on insurance settlement	—	—	(336)
Accrued interest on stockholders/officers notes, net	—	—	555
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(1,444)	284	(1,244)
Inventories	(1,018)	(1,395)	(1,063)
Prepaid expenses and other current assets	(4,920)	1,114	(867)
Income tax refund receivable	2,083	(5,867)	263
Other assets	(1,649)	(121)	(1,050)
Trade accounts payable and accrued liabilities	17,158	7,725	10,675
Deferred rent	3,652	2,745	1,953

Net cash provided by operating activities	93,558	78,525	65,274

Cash Flows From Investing Activities:
Purchases of property and equipment	(77,798)	(95,365)	(83,825)
Acquisition of franchise restaurants, net of cash acquired	(47,854)	(40,745)	—
Changes in marketing fund restricted cash	457	(753)	159
Proceeds from insurance settlement	—	—	335

Net cash used in investing activities	(125,195)	(136,863)	(83,331)

Cash Flows From Financing Activities:
Borrowings of long-term debt	166,000	73,180	62,288
Payments of long-term debt and capital leases	(126,225)	(17,997)	(54,857)
Proceeds from exercise of stock options and employee stock purchase plan	2,245	2,207	6,190
Excess tax benefit related to exercise of stock options	363	817	—
Repayment of stockholders/officers note	—	—	3,600
Debt issuance costs	(594)	(447)	(721)
Purchase of treasury stock	—	—	(83)

Net cash provided by financing activities	41,789	57,760	16,417

Net increase (decrease) in cash and cash equivalents	$10,152	$(578)	$(1,640)
Cash and cash equivalents, beginning of year	2,762	3,340	4,980

Cash and cash equivalents, end of year	$12,914	$2,762	$3,340

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

        Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At December 30, 2007, the Company operated 249 company-owned restaurants located in 27 states. The Company also sells franchises, of which there were 135 restaurants including one franchise-owned restaurant operated by the Company under a management agreement with a franchisee, in 24 states and two Canadian provinces as of December 30, 2007. The Company operates its business as one reportable segment.

        Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2007 includes 52 weeks, fiscal year 2006 includes 53 weeks and fiscal year 2005 includes 52 weeks. The 2008 fiscal year will be 52 weeks ending December 28, 2008.

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

        Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties. The allowance for doubtful accounts as of December 30, 2007 and December 31, 2006 was approximately $261,000 and $112,000 respectively.

        Inventories—Inventories consist of food, beverages and supplies valued at the lower of cost (first-in, first-out method) or market. As of December 30, 2007 and December 31, 2006, food and beverage inventories were $4.1 million and $3.4 million, respectively, and supplies inventories were $6.3 million and $5.1 million, respectively.

        Restricted Current Assets-Marketing Funds—Restricted current assets are restricted solely for use by the Company's cooperative marketing fund programs and have been segregated from the Company's assets. All U.S. franchisees and Company restaurants contribute 2.0% of adjusted sales to one or more marketing funds to be used for future advertising in accordance with the terms of each program. A liability related to the restricted current assets is recorded when the funds are received.

        Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled approximately $477,000 in 2007, $575,000 in 2006 and $724,000 in 2005.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years

        The Company capitalizes certain overhead related to the development and construction of its new restaurants. Capitalized overhead for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 were $3.7 million, $3.6 million and $2.7 million, respectively. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No such expense has been incurred in any of the fiscal years presented.

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

        Other Assets—Other assets consist primarily of assets related to the employee deferred compensation plan, unamortized debt issuance costs and various deposits. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's credit facility. Debt issuance costs as of December 30, 2007 and December 31, 2006 were $1.5 million and $1.2 million, respectively.

        Revenue Recognition—Revenues consist of sales from restaurant operations, franchise royalties and fees, and rental income. Revenues from restaurant sales are recognized when payment is tendered at

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the point of sale. The Company recognizes a liability upon the sale of gift cards and recognizes revenue when these gift cards are redeemed in the restaurants.

        The Company typically grants franchise rights to independent contractors for a term of 20 years, with the right to extend the term for an additional ten years if they satisfy various conditions. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant's adjusted sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $0.8 million and $0.9 million as of December 30, 2007 and December 31, 2006, respectively. Area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the franchisee's reported adjusted sales.

        Advertising—Advertising costs are expensed as incurred. Advertising costs were $23.6 million, $16.1 million, and $12.3 million in 2007, 2006 and 2005, respectively, and are included in restaurant operating expenses and general and administrative expenses in the consolidated statements of income.

        Under the Company's franchise agreements, both the Company and the franchise partners must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs. The Company's portion of costs incurred by the Marketing Funds is recorded as operating and general and administrative expenses in the Company's financial statements. Restricted assets represent contributed funds held for future use.

        Rent—Rent expense for the Company's leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is included in pre-opening costs. Tenant incentives used to fund leasehold improvement are recorded in deferred rent and amortized as reductions of lease rent expenses ratably over the term of the lease.

        Additionally, certain of the Company's operating lease agreements contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable.

        Self-Insurance Programs—The Company utilizes a self-insurance plan for health, general liability and workers' compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay. Accrued liabilities and accrued payroll and payroll-related liabilities include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims.

        Pre-opening Costs—Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant, travel expenses, wages, benefits for the

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

training and opening teams, and food, beverage and other restaurant opening costs incurred prior to a restaurant opening for business.

        Income Taxes—Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences and operating loss and tax credit carryforwards. Measurement of the Company's current and deferred tax liabilities and assets is based on provisions of enacted tax laws.

        Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2007, 2006 and 2005, a total of 1.3 million, 821,000 and 202,000 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

        The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2007	2006	2005
Net income	$30,651	$29,362	$27,386

Basic weighted average shares outstanding	16,647	16,538	16,292
Dilutive effect of stock options	170	198	364

Diluted weighted average shares outstanding	16,817	16,736	16,656

Earnings per share:
Basic	$1.84	$1.78	$1.68

Diluted	$1.82	$1.75	$1.64

        Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive loss as presented in the consolidated statements of stockholders' equity for 2006 consisted of the unrealized loss, net of tax, on the Company's cash flow hedge which expired in January 2006.

        Employee Stock Compensation Plans—Effective December 26, 2005, the beginning of the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123R), using the modified prospective transition method and, therefore, has not retrospectively adjusted prior years' results. Under this transition method, stock-based compensation expense in fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

after December 26, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a graded vesting basis over the requisite service period of the award, which is generally the weighted option vesting term of three years. The Company estimated the forfeiture rate based on its historical experience during the preceding four fiscal years.

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

        For the prior years' disclosure under SFAS 123, for the fiscal year ended December 25, 2005, the Company determined compensation costs based on the fair value at the date of grant for its stock options, net income and earnings per share reflected the following pro forma amounts (in thousands, except per share data):

2005
Net income, as reported	$27,386

Add: Stock-based employee compensation costs included in reported net income, net of tax benefit	1,919
Deduct: Stock-based employee compensation costs, net of tax benefit	2,745

Pro forma net income	$26,560

Basic earnings per share:
As reported	$1.68

Pro forma	$1.63

Diluted earnings per share:
As reported	$1.64

Pro forma	$1.59

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        For the pro forma disclosures, the estimated fair values of the options were amortized on a straight-line basis over their vesting period of up to five years. Refer to Note 15, Stock Incentive Plans, for information regarding the assumptions used by the Company in valuing its stock options.

        The Company recognized total compensation expense related to all stock-based payment awards made to our employees and directors, including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (ESPP) of $6.9 million and $5.8 million for the fiscal years ended December 30, 2007 and December 31, 2006, respectively. Stock-based compensation capitalized as part of fixed assets was $558,000 and $521,000 for fiscal 2007 and 2006, respectively.

        Fair Value of Financial Instruments—The following disclosure of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's credit agreement and term loan facility approximates their carrying amount, as the applicable interest rates approximate market rates. The fair values of the Company's collateralized notes and capital leases have been estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt. The carrying amounts and related estimated fair values for the Company's debt are as follows (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan facility	$144,375	$144,375	$—	$—
Credit agreement	—	—	99,000	99,000
Collateralized notes and capital leases	9,371	10,002	14,971	15,824

2. Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS 141R will change the Company's accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 30, 2007, the Company did not have any minority interests. The adoption of SFAS 160 will not impact the Company's consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recent Accounting Pronouncements (Continued)

        In February 2007, the Financial Accounting Standards Board's (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company has determined that it will not elect the option to measure eligible financial instruments at fair value allowable under SFAS 159, and therefore, the Company believes that this interpretation will not have a material impact, if any, on its financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company's fiscal year beginning December 31, 2007. The Company has evaluated the impact of adopting SFAS 157 and believes that it will not have a material impact, if any, on its consolidated financial statements.

3. Acquisition of Red Robin Franchised Restaurants

California Franchise Acquisition

        On June 18, 2007 and July 16, 2007, the Company acquired the assets of 17 Red Robin® franchised restaurants owned by Top Robin Ventures, Inc. and Morite of California, in the state of California, for a cash price of approximately $48.6 million, net of the $1.8 million charge related to reacquired franchise rights, and including the contingent consideration discussed below. The Company funded the acquisition through borrowings under its credit facility. Also on June 18, 2007, the Company assumed management of an existing restaurant under a management services agreement as discussed below. The purchase agreement included an earn-out arrangement under which the purchase price paid to the sellers would be increased by up to $3 million if the 18 restaurants, including the managed restaurant, achieved certain aggregate 2007 sales targets. As of December 30, 2007, $2.8 million of this contingent consideration was earned by the sellers and is included in the total purchase price discussed above.

        The acquired territory covered by the selling entities' exclusivity rights generally encompasses the area of Los Angeles County north of Interstate 10, the California counties of San Luis Obispo, Santa Barbara, Ventura, Fresno, Kings, Tulare and Kern, as well as a portion of Riverside County.

        The acquisition of the 17 restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). Based on a purchase price of $48.6 million, net of the $1.8 million charge related to Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1), and the Company's estimates of the fair value of net assets acquired, $13.0 million of goodwill was generated by the acquisition, which is not amortizable for book purposes but is amortizable and deductible for tax purposes.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of Red Robin Franchised Restaurants (Continued)

        The purchase price for the 17 restaurants has been allocated as follows (in thousands):

Current assets	$1,235
Property and equipment	14,105
Goodwill	12,950
Intangible assets	19,779
Other assets	970
Current liabilities	(411)

Net assets acquired	48,628
Reacquired franchise costs	1,821

Total purchase price	$50,449

        Of the $19.8 million of intangible assets, $15.0 million was assigned to reacquired franchise rights with a weighted average life of approximately 21 years and $4.8 million was assigned to leasehold interests with a weighted average life of approximately 17 years.

        As a result of the acquisition of the 17 restaurants, the Company incurred a total charge of $1.8 million and recorded an intangible asset relating to reacquired franchise rights of $15.0 million in accordance with EITF 04-1. EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer's trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable under market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable. This charge primarily reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company's current franchise royalty agreements.

Managed Restaurant

        Effective June 18, 2007, the Company assumed management of an existing restaurant location owned by the California franchisees under a management services agreement. Under the terms of the management services agreement, the Company has assumed all operating responsibilities of this restaurant in exchange for a management fee equal to all the revenues from this restaurant. In accordance with FIN 46R, management had determined that the Company is the primary beneficiary of the operations of this restaurant and therefore has consolidated its results of operations with the Company's results since June 18, 2007, the date of the management service agreement. The Company intends to acquire this restaurant pending the resolution of certain lease arrangements by the sellers at which point the purchase price will be allocated to assets.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of Red Robin Franchised Restaurants (Continued)

Washington Franchise Acquisition

        After July 9, 2006, the Company acquired 13 franchised Red Robin® restaurants in the state of Washington. Two of the restaurants were managed by the Company under a management services agreement until they were purchased on November 21, 2006 and December 25, 2006, respectively.

        The acquisition of the 13 restaurants was accounted for using the purchase method as defined in SFAS 141. Based on a purchase price of $40.8 million, net of the $1.7 million charge relating to EITF 04-1, and the Company's estimates of the fair value of net assets acquired, $17.8 million of goodwill was generated by the acquisitions, which is not amortizable for book purposes.

        The purchase price for the 13 restaurants has been allocated as follows (in thousands):

Current assets	$819
Property and equipment	8,288
Goodwill	17,776
Intangible assets	15,929
Other assets	39
Current liabilities	(2,078)

Net assets acquired	40,773
Reacquired franchise costs	1,735

Total purchase price	$42,508

Pro Forma Results (unaudited)

        The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the California and Washington franchise restaurants occurred at the beginning of the period presented as required by SFAS 141. Pro forma net income for 2007 excludes the nonrecurring $1.8 million pre-tax charge, $1.3 million net of tax, related to the reacquired franchise rights of the California franchise acquisition, while the pro forma net income for 2006 excludes the nonrecurring $1.7 million pre-tax charge, $1.2 million net of tax, related to the reacquired franchise rights of the Washington franchise acquisition. Pro forma net income for 2007 does include the impact of the $1.7 million pre-tax charge related to a legal settlement. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Years Ended
(In thousands, except per share data)	December 30, 2007	December 31, 2006
Revenue	$789,333	$705,829
Net income	31,717	35,171
Basic EPS	1.91	2.13
Diluted EPS	1.89	2.10

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

        Property and equipment consist of the following at December 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Land	$34,146	$33,562
Buildings	67,980	67,412
Leasehold improvements	312,273	243,185
Furniture, fixtures and equipment	145,292	125,676
Restaurant property leased to others	4,561	6,132
Construction in progress	18,345	23,998

	582,597	499,965
Accumulated depreciation and amortization	(183,327)	(148,229)

Property and equipment, net	$399,270	$351,736

        Depreciation and amortization expense on property and equipment, including assets under capital lease, was $40.7 million in 2007, $32.5 million in 2006 and $25.2 million in 2005.

5. Goodwill and Intangible Assets

        The following table presents goodwill as of December 30, 2007 and December 31, 2006 (in thousands).

	2007	2006
Balance at beginning of year	$43,496	$25,720
Acquisitions (See Note 3)	12,803	17,776

Balance at end of year	$56,299	$43,496

        The following table presents intangible assets subject to amortization as of December 30, 2007 and December 31, 2006 (in thousands):

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$33,718	$(4,656)	$29,062	$18,766	$(2,947)	$15,819
Leasehold interests	10,590	(664)	9,926	5,763	(125)	5,638
Liquor licenses	4,876	(2,805)	2,071	3,445	(2,130)	1,315

	$49,184	$(8,125)	$41,059	$27,974	$(5,202)	$22,772

        The aggregate amortization expense related to intangible assets subject to amortization for 2007 was $2.9 million. The estimated aggregate amortization expense for the years ended December 28, 2008, December 27, 2009, December 26, 2010, December 25, 2011 and December 30, 2012 is $3.5 million, $3.3 million, $3.2 million, $3.1 million and $2.8 million, respectively.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities

        Accrued payroll and payroll related liabilities consist of the following at December 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Payroll	$7,017	$2,887
Corporate and restaurants bonuses	7,727	5,338
Workers compensation	4,679	4,555
Accrued vacation	4,035	3,032
Federal and state payroll taxes	3,789	1,497
Other	1,899	1,835

	$29,146	$19,144

        Accrued liabilities consist of the following at December 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
State and city sales taxes	$4,606	$4,734
Real estate, personal property, state income and other taxes payable	2,315	2,353
General liability	1,965	1,785
Legal settlements accrual	1,663	60
Utilities	1,527	1,504
Credit card discounts	1,189	1,057
Percentage rents	710	836
Interest	504	1,195
Other	4,925	1,512

	$19,404	$15,036

7. Borrowings

        Borrowings at December 30, 2007 and December 31, 2006 are summarized below (in thousands):

	2007	2006
Term loan facility, 5.91% average interest rate	$144,375	$—
Credit agreement	—	99,000
Capital lease obligations, 12.56% average interest rate	9,371	9,895
Collateralized notes payable, 8.74% average interest rate	—	5,076

	153,746	113,971
Current portion	(11,808)	(1,630)

Long-term debt	$141,938	$112,341

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowings (Continued)

        Maturities of long-term debt and capital lease obligations as of December 30, 2007 are as follows (in thousands):

2008	$11,808
2009	15,590
2010	19,424
2011	19,392
2012	81,286
Thereafter	6,246

$153,746

        On June 15, 2007, the Company amended and restated its existing credit facility to provide a more flexible capital structure and facilitate its growth plans. The amended credit agreement provides for more favorable borrowing rates, allows the Company the ability to repurchase shares of its capital stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements. The amended credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the London Interbank Offered Rate (LIBOR) plus 0.50% to 1.00% depending on the Company's leverage ratios. The amended credit agreement also allows, subject to lender participation, the Company to increase the credit facility by up to an additional $100 million in the future. As part of the credit agreement, the Company may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The amended credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. The Company's obligations under the amended credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company and certain owned real property.

        The Company borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund the acquisition of the California franchisee restaurants as described in Note 3, Acquisition of Red Robin Franchised Restaurants. During the third quarter 2007, the Company paid its outstanding collateralized notes payable to other lenders with funds provided through the term loan facility. At December 30, 2007, the Company had $144.4 million in borrowings under the credit facility at an interest rate of 5.91% and had letters of credit outstanding of $5.6 million. Loan origination costs associated with the various amendments to the credit facility and the net outstanding balance of costs related to the original credit facility are $1.5 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 30, 2007.

        The Company maintains an outstanding letter of credit to back the Company's self-insured workers' compensation program. This letter of credit reduces the amount of future borrowings available under the credit agreement. The letter of credit outstanding was $5.6 million, $4.6 million and $3.6 million at December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowings (Continued)

        The Company entered into an interest rate swap agreement that effectively converted $10.0 million of the variable rate loan borrowings to a fixed rate basis through January 2006, which is when the interest rate swap agreement expired. The agreements had been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the borrowings. There was no hedge ineffectiveness in 2006 or 2005. Accordingly, changes in fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

        The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure the respective obligations under the credit facility. Additionally, certain of the Company's real and personal property secure other indebtedness of the Company.

        The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of December 30, 2007, the Company was in compliance with all debt covenants.

8. Supplemental Disclosures to Consolidated Statements of Cash Flows

	2007	2006	2005
	(In thousands)
Income taxes paid	$13,227	$12,075	$13,170
Interest paid, net of amounts capitalized	10,108	4,224	2,697
Purchases of property and equipment on account	13,416	9,500	2,990
Accrued purchase price of franchise restaurants	644	—	—
Capital lease obligations incurred for real estate and equipment purchases	—	264	3,350

9. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$13,012	$6,078	$13,219
State	1,507	2,137	3,732
Deferred:
Federal	(1,269)	4,757	(1,932)
State	(603)	(35)	(1,161)

	$12,647	$12,937	$13,858

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2007	2006	2005
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.3	2.6	4.5
General business and other tax credits	(8.6)	(7.8)	(6.4)
Other	0.5	0.8	0.5

Effective tax rate	29.2%	30.6%	33.6%

        The Company's total deferred tax assets and liabilities at December 30, 2007 and December 31, 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets	$23,743	$18,223
Deferred tax liabilities	(20,418)	(16,770)

Deferred tax assets, net	$3,324	$1,453

        The Company's federal and state deferred taxes at December 30, 2007 and December 31, 2006 are as follows (in thousands):

	2007	2006
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$4,409	$3,006
General business and other tax credits	361	361
Other current deferred tax assets	1,513	827
Other current deferred tax liabilities	(510)	—
Supplies inventory	(2,614)	(2,038)

Current deferred tax asset, net	3,159	2,156

Non-current deferred tax assets and liabilities, net:
Deferred rent	7,500	6,081
Stock-based compensation	4,497	2,385
General business and other tax credits	985	1,318
Alternative minimum tax credits	1,262	1,241
Accrued compensation and related costs	813	1,604
Other non current deferred tax assets	2,403	1,401
Other non current deferred tax liabilities	(983)	—
Property and equipment	(14,683)	(13,082)
Franchise rights	(1,629)	(1,651)

Non-current deferred tax asset (liability), net	165	(703)

	$3,324	$1,453

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

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

        The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date and state net operating losses totaling $97,000 available to reduce future taxes which expire through 2012. The Company also has general business and other tax credits totaling $1.3 million available to offset future taxes which expire through 2023.

        On January 1, 2007, Red Robin adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under this interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be able to more likely than not sustain the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $56,000 in the liability for unrecognized tax benefits, which the cumulative effect was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2004 through 2007 tax years.

        The following table summarizes the Company's unrecognized tax benefits (in thousands):

January 1, 2007	$384
Increase due to current year tax positions	78
Settlements	(88)

December 30, 2007	$374

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $374,000. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. In 2007, no penalties were recorded and nominal amounts of interest were recorded on the tax liabilities identified.

10. Commitments and Contingencies

        Leasing Activities—The Company leases land, buildings and equipment used in its operations under operating leases. The Company's operating leases have remaining non-cancelable terms ranging from less than one year to more than 20 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance and property tax costs. Rental expense related to land, building and equipment leases is as follows (in thousands):

	2007	2006	2005
Minimum rent	$28,750	$22,667	$17,723
Percentage rent	3,152	2,745	1,554
Equipment rent under operating leases	821	587	513

	$32,723	$25,999	$19,790

        The Company leases certain of its owned land, buildings and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at December 30, 2007 and December 31, 2006 was $4.6 million and $6.1 million, respectively, and related accumulated depreciation was $1.9 million and $2.8 million, respectively.

        Future minimum lease commitments and minimum rental income under all leases as of December 30, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2008	$1,306	$32,334	$32
2009	1,281	32,445	—
2010	1,296	32,488	—
2011	1,187	30,994	—
2012	1,142	29,844	—
Thereafter	8,215	305,739	—

Total	14,427	$463,844	$32

Less amount representing interest	(5,056)

Present value of future minimum lease payments	9,371
Less current portion	(558)

Long-term capital lease obligations	$8,813

        As of December 30, 2007 and December 31, 2006, property and equipment included $17.4 million and $17.2 million of assets under capital lease, respectively, and $6.0 million and $4.8 million of related accumulated depreciation, respectively.

        Contingencies—On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company's former senior vice president and chief concept officer. The parties have executed a settlement agreement on

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

November 19, 2007. The proposed settlement involves the Company paying of $250,000 to plaintiff's counsel, which is also covered by the Company's insurance, and the adoption by the Company of certain corporate governance measures. The settlement is subject to court approval. A hearing date has not yet been scheduled.

        In January 2006, the Company was served with a purported class action lawsuit, Matthew Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California and subsequently removed to federal district court in Orange County, California. The Huggett lawsuit alleged failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. In December 2006, the Company was served with two additional purported class action lawsuits alleging violations of California's wage and hour laws. William Harper v. Red Robin International, Inc. alleged failure by the Company to provide meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc., alleged failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks.

        The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. The Harper and Huggett cases were consolidated and on October 22, 2007, the court granted preliminary approval of the Harper/Huggett settlement. The class has begun to receive notice of the settlement, and claims are currently being processed. A hearing on the final settlement approval was set for March 10, 2008. However, on February 12, 2008, former legal counsel for Huggett filed an objection to the settlement. A motion for final approval of the settlement, supplemental briefs and motions for attorneys' fees are due by May 9, 2008 and a hearing on the fairness and final approval, and former counsel's objection, is scheduled for May 19, 2008.

        The Company has also entered into a settlement agreement in the Hill matter, which was preliminarily approved on November 19, 2007. The class has received notice of the settlement, and claims are currently being processed. A hearing on the final settlement approval is set for April 14, 2008.

        The Company has admitted no liability in connection with these settlements and has recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability. This amount is an estimate subject to adjustment based on actual claims filed.

        In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from "slip and fall" accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on the Company's financial position and results of operations.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Franchise Operations

        Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2007	2006	2005
Franchise royalties and fees
Royalty income	$15,317	$14,540	$13,246
Franchise fees	475	591	604

Total franchise royalties and fees	15,792	15,131	13,850

Franchise development costs
Payroll and employee benefit costs	817	1,609	1,841
General and administrative	3,252	3,376	2,810

Total franchise development costs	4,069	4,985	4,651

Operating income from franchise operations	$11,628	$10,146	$9,199

        The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant's adjusted sales. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $0.8 million and $0.9 million as of December 30, 2007 and December 31, 2006, respectively. Area development fees are dependent upon the number of restaurants in the territory as well as the Company's obligations under the area franchise agreement. Consequently, as the Company's obligations are met, area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the franchisee's reported adjusted sales.

12. Significant and Unusual Items

        On August 11, 2005, the Company announced the retirement of its then current chairman, president and chief executive officer, and the resignation of its then current senior vice president and chief financial officer. These management changes followed an internal investigation commenced during the second quarter of 2005 by a special committee of the Company's board of directors relating to use of chartered aircraft and travel and entertainment expenses. On August 19, 2005, the former chairman, president and chief executive officer reimbursed the Company $1.25 million for these expenses. As a result, the Company recognized a pre-tax gain of $1.25 million.

        In the third quarter of 2005, in accordance with FIN 44, the Company recorded a non-cash stock-based compensation expense of approximately $2.8 million. This charge relates to previously modified and exercised stock options of the former chairman, president and chief executive officer and the former senior vice president and chief financial officer. The $1.25 million gain and the $2.8 million stock-based compensation expense are presented as a net charge of $1.5 million of significant and unusual items, in the accompanying consolidated statements of income for the fiscal year ended December 25, 2005.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Related Parties

        In fiscal 2002, the Company's board of directors approved the issuance of full recourse notes totaling $5.4 million, bearing interest at 4.65% per annum, to certain officers who exercised approximately 922,414 shares of early exercised and fully vested options. These officer notes were recorded as a reduction of stockholders' equity and interest income of $62,000 was recognized in 2005. Repayments of these notes and accrued interest were made in the amounts of $4.2 million in 2005. All officer notes were repaid in full during fiscal 2005.

        The Company's former chief executive officer had two $300,000 notes payable to the Company which were issued in June 2000 and May 2001 in connection with his employment agreement. These notes bore interest at 6.62% and 5.07%, respectively, and the principal and related interest receivable was recorded as a reduction of stockholders' equity. During 2005 the Company recognized interest income of $6,000 on these notes. During February 2005, the Company's chief executive officer repaid these notes in full, including $171,000 of interest accrued thereon.

        The Company's former chief concept officer owns 7.0% of Mach Robin, LLC (Mach Robin), and related entities, which operates Red Robin® restaurants under a franchise agreement. In addition, the Company's former chief executive officer and beneficial owner of more than 5% of the Company's common stock, owned approximately 31% of Mach Robin and related entities, which he sold in December 2006. The Company recognized royalty income from Mach Robin in the amounts of $1.1 million and $1.0 million during 2006 and 2005, respectively. Prior to January 2004, an entity affiliated with Mach Robin had a 40.0% ownership interest in, and a right to share up to 60.0% of the profits of Red Robin Restaurants of Canada, Ltd (RRRC), which operated Red Robin® restaurants in two Canadian provinces under franchise agreements. The Company recognized royalty income from RRRC of $1.2 million and $959,000 during 2006 and 2005, respectively. In January 2004, an entity controlled by Mach Robin acquired the remaining 60% ownership interest in RRRC that it did not already hold after the Company decided not to exercise its right of first refusal. The franchise agreements held by RRRC remain in place and RRRC is now controlled entirely by Mach Robin, or its affiliates.

        As of December 25, 2005, the Company ceased using an indoor plant maintenance supplier which was operated by a relative of the Company's former chief executive officer. The Company paid this supplier $357,000 in 2005.

        A member of the Company's board of directors is a partner of a law firm the Company previously used for representation on various matters, including SEC filings, acquisitions, financings and other general corporate matters. As of December 25, 2005, the Company ceased using the services of this law firm, other than for de minimus transitionary matters. The Company paid this firm $338,000 in 2005.

        The vice chairman of a privately held transportation and relocation service provider that the Company used for relocation services is a member of the Company's board of directors. The Company ceased using this service provider for relocation services in 2005. Red Robin paid this company $51,000 in 2005.

        The Company has operating leases on two restaurants from an entity in which a principal of a franchisee has an ownership interest. Rent and other related payments under these leases in 2006 and 2005 were $615,000 and $644,000, respectively.

        Certain legal costs were advanced to certain directors and former executives under indemnification agreements in connection with the SEC investigation and related costs.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity

        During 2007, the Company's board of directors authorized the repurchase of up to $50 million of our equity securities. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares have been repurchased under the plan.

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

15. Stock Incentive Plans

        At the Company's annual meeting of stockholders, which occurred during the second quarter 2007, the stockholders approved the 2007 Performance Incentive Plan (the 2007 Stock Plan) which authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company's subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 1,000,000 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 3, 2017, unless terminated earlier by the Company's board of directors. As of December 30, 2007, options to acquire a total of 89,150 shares of the Company's common stock remain outstanding under this plan of which none were vested.

        The Company has four other stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 30, 2007, options to acquire a total of 1,668,448 of the Company's common stock remain outstanding under these plans of which 858,552 were fully vested. Options granted under these plans expire within ten years from the date of grant.

        During the first quarter of 2007, the Company also granted to its chief executive officer a total of 97,000 shares of non-vested common stock with a weighted average grant date fair value of $41.54

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

which vest in installments. Compensation expense for the non-vested common stock granted to the chief executive officer is recognized over the remaining weighted average vesting period which is approximately 2.0 years.

        The table below summarizes the status of the Company's stock based compensation plans (in thousands, except per share data):

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,354	$37.30	1,110	$34.11	1,136	$20.88
Awards granted	650	39.22	460	41.70	548	50.25
Awards forfeited	(156)	41.55	(115)	42.37	(249)	30.78
Awards exercised	(90)	19.35	(101)	16.37	(325)	17.72

Outstanding, end of year	1,758	$38.55	1,354	$37.30	1,110	$34.11

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 30, 2007	1,758	$38.55	7.77	$4,401
Vested and expected to vest as of December 30, 2007(1)	1,654	$38.44	7.70	$4,400
Exercisable as of December 30, 2007	867	$36.19	6.75	$4,322

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

        The following table summarizes information about stock options outstanding at December 30, 2007 (in thousands, except per share data and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 5.80-$21.99	164	4.03	$12.07	164	$12.07
$22.00-$38.94	297	7.22	31.02	193	28.42
$38.95-$39.94	437	9.17	39.04	1	39.68
$39.95-$44.80	413	8.43	41.70	181	41.99
$44.81-$60.98	447	7.53	49.87	328	49.60

	1,758	7.77	$38.55	867	$36.19

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

        The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model were as follows:

	2007	2006	2005
Risk-free interest rate	4.5%	4.8%	4.0%
Expected years until exercise	2.6	2.6	5.5
Expected stock volatility	39.7%	36.3%	32.3%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$11.23	$11.21	$18.16
Total intrinsic value of options exercised (in thousands)	$1,843	$3,285	$10,427

        The risk-free interest rate was based on the rate for zero coupon U.S. Government issues with a remaining term similar to the expected life. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends and team member exercise patterns. The expected stock price volatility represents an average of the Company's historical volatility measured over a period approximating the expected life. The dividend yield assumption is based on the Company's history and expectations of dividend payouts.

        As of December 30, 2007, there was $8.9 million of total unrecognized compensation cost, excluding estimated forfeitures, related to nonvested options granted under the Company's stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

16. Employee Benefit Programs

        Employee Deferred Compensation Plan—In January 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of bonuses and commissions each plan year. At December 30, 2007 and December 31, 2006, a liability for participant contributions and investment income thereon of $2.4 million and $1.9 million, respectively, is included in other non-current liabilities. To fund this plan the Company's plan administrator purchases corporate-owned whole-life insurance contracts on the related team members. The cash surrender value of these policies at December 30, 2007 and December 31, 2006, of $2.4 million and $1.8 million, respectively, is included in other assets, net.

        Employee Stock Purchase Plan—In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Programs (Continued)

operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 69,081shares under this plan, including 16,534 shares that were issued in 2007. A total of 230,919 shares remain available for future issuance. For 2007, in accordance with SFAS 123R, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 3.9% risk-free interest rate; 0.5 year expected life; expected volatility of 39.8%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $6.87 For fiscal 2006, the average assumptions used in the model included a 4.0% risk-free interest rate; 0.5 year expected life; expected volatility of 36.3%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $5.88. In 2007 and 2006, the Company recognized $117,000 and $89,000, respectively, of compensation expense related to this plan.

        Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (401K Plan) which covers substantially all of its eligible team members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. There were no employer contributions during 2005. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. In 2007 and 2006, the Company recognized approximately $115,000 and $82,000, respectively, of matching contribution expense.

17. Subsequent Event (Unaudited)

        In January 2008, the Company announced that it had agreed to acquire the assets of 11 existing Red Robin franchised restaurants for a total of $20.9 million. The Company will acquire an additional restaurant that is currently under construction in Eau Claire, Wisconsin upon its opening, which is expected to occur in May, 2008.

        Eight of the existing franchised restaurants are located in Wisconsin and are owned by Dane County Robins, Inc., while the remaining three existing franchised restaurants are located in Minnesota and are owned by Minnesota Robins, Inc. The Company will also acquire the development rights to the territory in Wisconsin that was formerly subject to exclusivity provisions. The combined revenue from these existing 11 franchised restaurants was $31.1 million in 2007.

        The Company also announced in January 2008 that it had agreed to acquire the assets of 3 existing Red Robin franchised restaurants in northern Indiana, and one franchised restaurant located in South Plainfield, New Jersey. The cash purchase price for these acquisitions is expected to be approximately $5.8 million for the Indiana locations, and approximately $2.3 million for the New Jersey restaurant. The combined revenue from these four restaurants was $10.7 million in 2007. In addition to these four existing restaurant locations, the Company also expects to acquire the development rights to the territories formerly subject to exclusivity provisions in their respective franchise agreements. The purchase price for each transaction will be less any assumed indebtedness, and subject to purchase price adjustments.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Event (Unaudited) (Continued)

        The Company currently expects these acquisitions, if completed, to close in the second quarter of fiscal 2008 and to be accretive to earnings. The Company anticipates funding the purchases through borrowings under its credit facility. The closings of these acquisitions are subject to completion of due diligence satisfactory to the Company, necessary licensing approvals, lease consents and transfers, and negotiating a definitive acquisition agreement, among other customary closing conditions.

18. Quarterly Results of Operations (unaudited)

        The following tables summarize the unaudited consolidated quarterly financial information for 2007 and 2006 (in thousands, except per share data):

	Q1 (16 weeks)	Q2(1) (12 weeks)	Q3(2) (12 weeks)	Q4(2) (12 weeks)	2007 (52 weeks)
Total revenues	$212,325	$178,612	$188,698	$183,837	$763,472
Income from operations	$13,278	$8,912	$14,385	$15,996	$52,571
Net income	$7,463	$4,925	$8,173	$10,090	$30,651
Basic earnings per share	$0.45	$0.30	$0.49	$0.60	$1.84
Diluted earnings per share	$0.44	$0.29	$0.49	$0.60	$1.82

	Q1 (16 weeks)	Q2 (12 weeks)	Q3(3) (12 weeks)	Q4(3) (13 weeks)	2006 (53 weeks)
Total revenues	$170,533	$135,860	$148,563	$163,765	$618,721
Income from operations	$12,280	$11,720	$10,281	$13,567	$47,848
Net income	$7,355	$7,194	$5,992	$8,821	$29,362
Basic earnings per share	$0.45	$0.44	$0.36	$0.53	$1.78
Diluted earnings per share	$0.44	$0.43	$0.36	$0.53	$1.75

(1)
Includes the results of operations of the 15 franchised restaurants acquired in June 2007.

(2)
Includes the results of operations of the franchised restaurants acquired in 2007 as well as one franchised restaurant operated by the Company under a management agreement.

(3)
Includes the results of operations of the 13 franchised restaurants acquired in 2006.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Results of Operations (unaudited) (Continued)

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

        There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2007. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our assessment and those criteria, management believes that, as of December 30, 2007, the Company's internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption on December 26, 2005 of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 2008

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

        Certain information required by Item 401 of Regulation S-K appearing under the caption "Directors and Nominees" in our 2008 Proxy Statement to be filed with the Securities and Exchange Commission (the "2008 Proxy Statement") is hereby incorporated by reference. The information required by Item 407(d)(4) and (d)(5) of Regulation S-K appearing under the caption "Audit Committee" in the section entitled "Corporate Governance" in our 2008 Proxy Statement is hereby incorporated by reference. The information required by Item 405 of Regulation S-K appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2008 Proxy Statement is hereby incorporated by reference.

        Information regarding our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.

        There have been no material changes to the procedures described in our 2007 Definitive Proxy Statement by which security holders may recommend nominees for election to our Board of Directors.

ITEM 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K appearing under the caption "Compensation Discussion and Analysis" in our 2008 Proxy Statement, is hereby incorporated by reference.

        The information required by Item 407(e)(4) and (e)(5) of Regulation S-K appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2008 Proxy Statement is hereby incorporated by reference, excluding the Compensation Committee Report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 201(d) and Item 403 of Regulation S-K appearing under the caption "Stock Ownership of Certain Persons" in our 2008 Proxy Statement is hereby incorporated by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by Item 404 and Item 407(a) of Regulation S-K appearing under the caption "Corporate Governance" in our 2008 Proxy Statement is hereby incorporated by reference.

ITEM 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services appearing under the caption "Principal Accountant Fees and Services" in our 2008 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

  (a)
  Exhibits and Financial Statement Schedules

  (1)
  Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this annual report on Form 10-K. See "Index to Financial Statements and Supplemental Data" for more detail.

  (2)
  All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this annual report on Form 10-K.

  (3)
  Index to Exhibits

Exhibit Number	Description
(3.1)	Amended and Restated Certificate of Incorporation dated July 18, 2002. Incorporated by reference to Exhibit 3.1 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 16, 2002 (Registration No. 333-87044)
(3.2)
Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 12, 2003. Incorporated by reference to Exhibit 3.1 filed as an exhibit to our Form 10-Q for the quarterly period ended October 5, 2003, dated November 11, 2003.
(3.3)	Second Amended and Restated Bylaws dated December 7, 2007. Incorporated by reference to Exhibit 3.2 filed as an exhibit to our Form 8-K Current Report as filed with the SEC on December 13, 2007.
(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).
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
(10.5)*
Employment Agreement, dated January 7, 1997, by and between Mike Woods and Red Robin International, Inc. Incorporated by reference to Exhibit 10.11 filed as an exhibit to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

(10.6)
Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 filed as an exhibit to Amendment No. 3 of our Registration Statement on Form S-1 dated July 12, 2002 (Registration No. 333-87044).
(10.7)*	Dennis B. Mullen option agreement, dated August 25, 2005. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed August 31, 2005.
(10.8)*
Amended and Restated Employment Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated April 17, 2007. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed with the SEC on April 19, 2007.
(10.9)*
Restricted Stock Grant Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated February 27, 2007. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed with the SEC on March 5, 2007.
(10.10)*
Restricted Stock Grant Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated April 17, 2007. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed with the SEC on April 19, 2007.
(10.11)
Amended and Restated Credit Agreement, dated as of June 15, 2007, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, Suntrust Bank and KeyBank National Association, as Documentation Agents, and Wachovia Capital Markets, LLC, as Lead Arranger. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed with the SEC on June 21, 2007.
(10.12)
Amended and Restated Security Agreement, dated as of June 15, 2007, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed with the SEC on June 21, 2007.
(10.13)*
Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 filed as an exhibit to our annual report on Form 10-K, dated March 12, 2004.
(10.14)*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K dated April 6, 2005.
(10.15)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Form 10-Q dated November 4, 2005.
(10.16)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Form 10-Q dated November 4, 2005.
(10.17)*	Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan. Incorporated by reference to Annex A of our Definitive Proxy Statement filed with the SEC on April 26, 2007.

10.18	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement.
(10.19)
Asset Purchase Agreement dated July 1, 2006 among Red Robin International, Inc., South Sound Red Robin, Inc., Zanner-Hubert, Inc., Northwest Robins, LLC and Washington Robins, LLC. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2006.
(10.20)
Amendment to Asset Purchase Agreement dated November 21, 2006 among Red Robin International, Inc., South Sound Red Robin, Inc., Zanner-Hubert, Inc., Northwest Robins, LLC and Washington Robins, LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed November 28, 2006.
(10.21)
Asset Purchase Agreement dated May 24, 2007 among Red Robin International, Inc., Top Robin Ventures, Inc. and Morite of California. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on June 1, 2007.
(10.22)	Consulting Agreement between Red Robin International, Inc. and Robert J. Merullo, dated November 28, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed November 29, 2006.
(10.23)	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Director's Stock Option Agreement. Incorporated by reference to Exhibit 10.13 to our Form 10-Q dated November 4, 2005.
(10.24)
Employment and Consulting Agreement dated February 19, 2008 between Red Robin International, Inc. and Michael E. Woods. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed with the SEC on February 21, 2008.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(
)       Exhibits previously filed in the Company's periodic filings as specifically noted.

*
Executive compensation plans and arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 28, 2008 (Date)	By:	/s/ DENNIS B. MULLEN Dennis B. Mullen (Chief Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS B. MULLEN Dennis B. Mullen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ KATHERINE L. SCHERPING Katherine L. Scherping	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008
/s/ BENJAMIN D. GRAEBEL Benjamin D. Graebel	Director	February 28, 2008
/s/ EDWARD T. HARVEY Edward T. Harvey	Director	February 28, 2008
/s/ TAYLOR SIMONTON Taylor Simonton	Director	February 28, 2008
/s/ GARY J. SINGER Gary J. Singer	Director	February 28, 2008
/s/ JAMES T. ROTHE James T. Rothe	Director	February 28, 2008
/s/ RICHARD J. HOWELL Richard J. Howell	Director	February 28, 2008
/s/ PATTYE L. MOORE Pattye L. Moore	Director	February 28, 2008

QuickLinks

RED ROBIN GOURMET BURGERS, INC. TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index, An Old Peer Group and A New Peer Group
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
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
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accounting Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules
SIGNATURES