Form 10-Q
period 2008-04-20
RED ROBIN GOURMET BURGERS INC
filed 2008-05-27
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 21, 2008
Common Stock, $0.001 par value per share	16,838,386 shares

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	April 20, 2008	December 30, 2007
Assets:
Current Assets:
Cash and cash equivalents	$17,028	$12,914
Accounts receivable, net	6,607	4,751
Inventories	10,956	10,367
Prepaid expenses and other current assets	7,831	9,246
Income tax receivable	4,622	4,760
Deferred tax asset	3,159	3,159
Restricted current assets—marketing funds	3,656	2,095
Total current assets	53,859	47,292
Property and equipment, net	403,547	399,270
Goodwill	56,299	56,299
Intangible assets, net	40,119	41,059
Other assets, net	5,554	4,869
Total assets	$559,378	$548,789

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$14,954	$9,263
Construction related payables	7,534	13,416
Accrued payroll and payroll related liabilities	25,450	29,146
Unredeemed gift certificates	8,688	10,789
Accrued liabilities	22,440	19,404
Accrued liabilities—marketing funds	3,656	2,095
Current portion of term loan notes payable	11,250	11,250
Current portion of long-term debt and capital lease obligations	606	558
Total current liabilities	94,578	95,921
Deferred rent	22,769	21,728
Long-term portion of term loan notes payable	130,313	133,125
Other long-term debt and capital lease obligations	11,749	8,813
Other non-current liabilities	4,730	4,760
Total liabilities	264,139	264,347
Commitments and contingencies (See Note 7)

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,851,385 and 16,793,057 shares issued and outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 11,517 shares, at cost	(83)	(83)
Paid-in capital	159,788	156,928
Accumulated other comprehensive income, net of tax	684	—
Retained earnings	134,833	127,580
Total stockholders’ equity	295,239	284,442
Total liabilities and stockholders’ equity	$559,378	$548,789

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	April 20, 2008	April 22, 2007

Revenues:
Restaurant revenue	$250,902	$207,057
Franchise and royalty fees	4,634	5,218
Rent revenue	57	50
Total revenues	255,593	212,325

Costs and expenses:
Restaurant operating costs:
Cost of sales	59,348	47,035
Labor	85,139	71,002
Operating	42,506	34,056
Occupancy	16,002	13,253
Depreciation and amortization	14,849	12,289
General and administrative	22,475	18,933
Pre-opening costs	2,563	2,479
Total costs and expenses	242,882	199,047

Income from operations	12,711	13,278
Other expense:
Interest expense, net	2,296	2,299
Other	13	4
Total other expenses	2,309	2,303

Income before income taxes	10,402	10,975
Provision for income taxes	3,149	3,512
Net income	$7,253	$7,463
Earnings per share:
Basic	$0.43	$0.45
Diluted	$0.43	$0.44
Weighted average shares outstanding:
Basic	16,736	16,609
Diluted	16,946	16,775

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 20, 2008	April 22, 2007
Cash Flows From Operating Activities:
Net income	$7,253	$7,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,849	12,289
Stock-based compensation expense	1,828	1,768
Other, net	82	92
Changes in operating assets and liabilities	3,884	4,675
Cash provided by operating activities	27,896	26,287

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	26	(749)
Acquisition of franchise restaurants, net of cash acquired of $21 and $0, respectively	(1,097)	—
Purchases of property and equipment	(23,627)	(27,737)
Cash used in investing activities	(24,698)	(28,486)

Cash Flows From Financing Activities:
Borrowings of long-term debt	3,000	16,000
Payments of long-term debt	(2,812)	(10,365)
Proceeds from exercise of stock options and employee stock purchase plan	773	845
Excess tax benefit related to exercise of stock options	128	213
Payments of other debt and capital lease obligations	(173)	(162)
Cash provided by financing activities	916	6,531

Net change in cash and cash equivalents	4,114	4,332
Cash and cash equivalents, beginning of period	12,914	2,762
Cash and cash equivalents, end of period	$17,028	$7,094

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$90	$891
Interest paid, net of amounts capitalized	2,273	3,316

Supplemental Disclosure of Non-Cash Items:
Property and equipment purchased on account	$7,534	$1,262
Capital lease obligations incurred for equipment purchases	156	—
Unrealized gain on cash flow hedge, net of tax	684	—

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At April 20, 2008, the Company operated 258 company-owned restaurants located in 27 states. The Company also sold franchises; as of April 20, 2008, there were 135 franchised-owned restaurants including one operated by the Company under a management agreement with a franchisee, in 24 states and two Canadian provinces. The Company currently does not sell new franchises, but grants new territory to current franchisees from time to time. The Company operates its business as one reportable segment.

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

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 30, 2007 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 30, 2007.

The Company’s quarter which ended April 20, 2008, is referred to as first quarter 2008, or the sixteen weeks ended April 20, 2008; the first quarter ended April 22, 2007, is referred to as first quarter 2007, or the sixteen weeks ended April 22, 2007.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board’s (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161).  SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2009. The Company is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R).  SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions on a prospective basis for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141R is not permitted.  Accordingly the Company will record and disclose business combinations under the revised standard beginning December 29, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 30, 2007, the Company did not have any minority interests. The adoption of SFAS 160 will not impact the Company’s consolidated financial statements.

2.       Acquisition of Red Robin Franchised Restaurants

Franchise Acquisitions in 2008

On May 19, 2008, subsequent to the quarter ended April 20, 2008, the Company completed its acquisitions of 15 existing Red Robin® franchised restaurants from three franchise partners for a combined purchase price of $28.6 million, net of working capital adjustments.  The purchase price was paid in cash, funded primarily through borrowings under the Company’s existing credit facility.  In addition, on April 15, 2008, the Company completed the purchase of an entity that owned a restaurant that was under construction in Eau Claire, Wisconsin, and has since been opened by the Company on May 5, 2008.  The Company acquired the outstanding stock of the entity in exchange for $247,000 in cash and the assumption of indebtedness in the amount of approximately $850,000. The acquisition of one existing restaurant in New Jersey was completed on April 28, 2008, and the acquisition of eight existing restaurants in Wisconsin, three restaurants in Minnesota and three restaurants in northern Indiana was completed on May 19, 2008.  In addition to the acquisition of existing restaurants, the Company will gain access to development rights where these restaurants are located – territories that were formerly subject to exclusivity provisions of the former area development agreements.  The purchase price for each transaction, except the New Jersey acquisition, is subject to post-closing purchase price adjustments.  The combined revenue from the 15 existing restaurants was approximately $41.8 million in 2007.  The financial results of all 15 restaurants will be included in the Company’s financial results from their acquisition dates forward.

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

The acquisition of the 17 restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). Based on a purchase price of $48.6 million, net of the $1.8 million charge related to Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1), and the Company’s estimates of the fair value of net assets acquired, $13.0 million of goodwill was generated by the acquisition, which is not amortizable for book purposes but is amortizable and deductible for tax purposes.

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

Pro Forma Results (unaudited)

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the California franchise restaurants occurred at the beginning of the period presented as required by SFAS 141. Pro forma net income for the sixteen weeks ended April 22, 2007 excludes a nonrecurring $1.8 million pre-tax charge, $1.3 million net of tax, related to the reacquired franchise rights of the California franchise acquisition.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

Sixteen Weeks Ended
(In thousands, except per share data)	April 22, 2007
Revenue	$229,457
Net income	9,163
Basic EPS	0.55
Diluted EPS	0.55

3.       Stock-Based Compensation

During the sixteen weeks ended April 20, 2008, the Company issued approximately 478,000 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $9.90 per share and a weighted average exercise price of $35.70 per share. The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the first quarter of fiscal 2008: (a) a risk-free interest rate of 1.8%, (b) an expected option term of 2.8 years, (c) expected stock price volatility of 40.3% and (d) no dividend yield on the Company’s stock. Compensation expense is recognized over the remaining weighted average vesting period which is approximately 1.5 years.  During the first quarter 2008, the Company also granted to its executive management team a total of 25,000 shares of non-vested common stock with a weighted average grant date fair value of $35.89, which is subject to vesting in installments on the anniversaries of the dates of grant.  In the first quarter 2007, the Company had granted to its chief executive officer 97,000 shares of non-vested common stock with a weighted average grant date fair value of $41.54, 22,000 shares of which have already vested and the remaining 75,000 of which is subject to vesting in installments on December 31 of each of 2008, 2009 and 2010.  Compensation expense for the aggregate 122,000 shares of non-vested common stock is recognized over the remaining weighted average vesting period which is approximately 1.9 years.

Stock-based compensation, including options and non-vested shares, is recognized as follows (in thousands):

	Sixteen Weeks Ended
	April 20, 2008	April 22, 2007
Restaurant labor	$355	$205
General and administrative	1,473	1,483
Total stock-based compensation expense	$1,828	$1,768

For the sixteen weeks ended April 20, 2008, $131,000 of stock-based compensation was recognized as capitalized development and is included in property and equipment in the condensed consolidated balance sheet. During the quarter ended April 20, 2008, approximately 24,000 options to purchase common shares were exercised and approximately 50,000 options were forfeited.

4.        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the sixteen weeks ended April 20, 2008, approximately 1.6 million stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.  During the sixteen weeks ended April 22, 2007, a total of 1.1 million stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 20, 2008	April 22, 2007
Net income	$7,253	$7,463
Basic weighted-average shares outstanding	16,736	16,609
Dilutive effect of stock options	210	166
Diluted weighted-average shares outstanding	16,946	16,775

Earnings per share:
Basic	$0.43	$0.45
Diluted	$0.43	$0.44

5.        Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in other operating expenses and expensed as incurred. Such costs amounted to $6.9 million and $4.0 million for the sixteen weeks ended April 20, 2008 and April 22, 2007, respectively.

Under the Company’s franchise agreements, both the Company and the franchise partners must contribute a minimum percentage of revenues to both a cooperative marketing fund and a national advertising fund (the Marketing Funds). These Marketing Funds are used for media production costs, purchases of media, for development and distribution of Red Robin® branded marketing materials, and for administrative costs. The Company’s portion of costs incurred by the Marketing Funds, in excess of contributions made, is recorded as general and administrative expenses on the Company’s financial statements. Restricted assets represent contributed funds held for future use.

6.        Interest Rate Swap and Other Comprehensive Income

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate the Company’s floating interest rate on an aggregate of up to $120 million of debt that is currently or expected to be outstanding under our amended and restated credit facility.  The interest rate swap had an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million.  The agreement was designated as a cash flow hedge under which the Company is required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million. In exchange the Company will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest the Company will receive is based on the 3-month LIBOR rate.

The Company adopted SFAS No. 157, Fair Value Measurements, (SFAS 157) effective December 31, 2007 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS 157 to the consolidated financial statements as of April 20, 2008.  SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

        Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

        Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

        Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

  The interest rate swap discussed above falls into the Level 2 category under the guidance of SFAS 157. The fair market value of the interest rate swap as of April 20, 2008 was $1.1 million, $684,000 net of tax, which is recorded in Other Assets on the Company’s condensed consolidated balance sheet.  As of April 20, 2008, the unrealized gain associated with this cash flow hedging instrument is recorded in Accumulated Other Comprehensive Income, net of tax, on the Company’s condensed consolidated balance sheet.

Comprehensive income consisted of (in thousands):

Sixteen Weeks Ended
April 20, 2008
Net income	$7,253
Unrealized gain on cash flow hedge, net of tax	684
Total comprehensive income	$7,937

The Company will reclassify any gain or loss from Accumulated Other Comprehensive Income, net of tax, on the Company’s condensed consolidated balance sheet to Other Expense (Income) on the Company’s condensed consolidated statements of income when the interest rate swap expires or at the time the Company chooses to terminate the swap.

7.        Contingencies

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s former senior vice president and chief concept officer. The parties executed a settlement agreement on November 19, 2007. The proposed settlement involves the Company paying $250,000 to plaintiff’s counsel, which is covered by the Company’s insurance, and the adoption by the Company of certain corporate governance measures. The settlement is subject to court approval. Preliminary approval was granted on April 1, 2008.  The class has begun to receive notice of the settlement.  A hearing date for final approval has been set for June 6, 2008.

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

The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. The Harper and Huggett cases were consolidated and on October 22, 2007, the court granted preliminary approval of the Harper/Huggett settlement. The class has begun to receive notice of the settlement, and claims are currently being processed. A hearing on the final settlement approval was set for March 10, 2008. However, on
February 12, 2008, former legal counsel for Huggett filed a motion to intervene in the settlement. A hearing on a motion for final approval and fairness of the settlement and former counsel’s objection, was held on may 19, 2008. Following oral argument, the court took all matters under advisment for ruling at a later date.

The Company has also entered into a settlement agreement in the Hill matter, which was preliminarily approved on November 19, 2007. The class has received notice of the settlement, and claims are currently being processed. The court granted final settlement approval on April 14, 2008. Once the claimants have been paid, this matter will be closed.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2008 and 2007 refer to the sixteen week periods ending April 20, 2008 and April 22, 2007, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights during the first sixteen weeks of fiscal 2008:

•  New Restaurant Openings. During the first quarter of 2008, we opened nine company-owned restaurants, and our franchise partners opened one restaurant.  In the first quarter 2008, our non-comparable restaurant average weekly sales volumes increased 2.2% from the first quarter 2007. We believe the national media advertising campaign and new restaurant training initiatives have had a positive impact on our new restaurant operations in all markets.  We expect to open a total of 30 to 32 new company-owned restaurants during 2008.

•  Comparable Restaurant Sales. For the sixteen weeks ended April 20, 2008, the 200 restaurants in our current comparable base experienced a 3.9% increase in sales for these same restaurants last year. This increase was driven by a 4.3% increase in the average guest check partially offset by a 0.4% decrease in guest counts.  However, in the first quarter 2008, our results were negatively impacted by lower restaurant sales in California, Arizona and Nevada – markets that we believe have been disproportionately impacted by nationwide economic challenges.  Excluding the impact from the lower restaurant sales for the 56 restaurants in these three markets, comparable restaurant sales would have been about 210 basis points higher or approximately 6.2%.  We do not anticipate a quick economic turnaround in these markets, and considering that these three markets make up approximately 28% of our comparable restaurant base and contributed over 30% to our restaurant revenue in fiscal 2007, we believe that we will continue to see these markets negatively impacting our fiscal 2008 results.

•  Food Costs. The costs of many basic foods, including corn, wheat, soy beans and oil have increased in the past year.  This has resulted in upward pricing pressures on almost all of our food costs categories including chicken, beef, dairy, steak fries and fry oil, and we expect that pressure to continue through 2008.  We implemented a 0.5% price increase during the first quarter of fiscal 2008 which helped to offset some of these increased costs.  However, given the expectation for continued cost increases, we are planning an approximate 2.7% price increase to be effective in late June to offset the continued pricing pressures.

•  Labor.  Labor costs as a percentage of revenue decreased in the first quarter of 2008 by 40 basis points primarily due to operational initiatives we have put into practice to focus on improving productivity of our controllable labor.   These initiatives as well as our first quarter price increase helped offset approximately 30 basis points of the minimum wage cost increases we experienced early in the year.  We continue to expect that our labor will be favorable compared to the prior year as we continue our focus on controllable labor initiatives and leverage our fixed labor with the planned menu price increase.

•   National Media Advertising Campaign.  In 2008, we expanded our national media advertising campaign which we started in 2007 at 1% of revenue contributions, by starting the campaign earlier in the year, in February 2008, and planning more than double of our on-air time compared to the prior year. This advertising campaign is funded by both company-owned and franchised restaurants contributing 1.5% of their sales to a national advertising fund.  We believe the national media campaign will continue to build brand awareness and equity in both new and existing markets, expand our presence as a national restaurant company and provide support for our efforts to enter new markets where our brand has less recognition. We believe our sales are being positively impacted by this media.  We expect to spend approximately $18.0 to 19.0 million system-wide on the national advertising campaign during 2008.

•   Franchise Acquisitions. On April 15, 2008, we completed the purchase of an entity that owned a restaurant that was under construction in Eau Claire, Wisconsin, and has since been opened by the Company on May 5, 2008.  We acquired the outstanding stock of the entity in exchange for $247,000 in cash and the assumption of indebtedness in the amount of approximately $850,000. The acquisition of one existing restaurant in New Jersey was completed on April 28, 2008, and the acquisition of eight existing restaurants in Wisconsin, three restaurants in Minnesota and three restaurants in northern Indiana was completed on May 19, 2008.  In addition to the acquisition of existing restaurants, we will gain access to development rights where these restaurants are located – territories that were formerly subject to exclusivity provisions of the former area development agreements.  The purchase price for each transaction, except the New Jersey acquisition, is subject to post-closing purchase price adjustments.  The combined revenue from the 15 existing restaurants was approximately $41.8 million in 2007.  The financial results of all 15 restaurants will be included in our financial results from their acquisition dates forward.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Sixteen Weeks Ended
	April 20, 2008	April 22, 2007
Company-owned:
Beginning of period	249	208
Opened during period	9	9
Closed during period	—	(1)
End of period	258	216

Franchised:
Beginning of period	135	139
Opened during period	1	9
Closed during period	(1)	(1)
End of period	135	147

Total number of Red Robin® restaurants	393	363

Since April 20, 2008 and through May 20, 2008, we have opened four additional company-owned restaurants and our franchisees have opened one additional restaurant.  We expect to open a total of 30 to 32 company-owned restaurants during fiscal 2008. We anticipate that our franchisees will open between 9 and 11 restaurants during fiscal 2008.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues.

This information has been prepared on a basis consistent with the audited 2007 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 20, 2008	April 22, 2007
Revenues:
Restaurant	98.2%	97.5%
Franchise royalties and fees	1.8	2.5
Rent revenue	0.0	0.0
Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.7	22.7
Labor (includes 0.1% and 0.1% of stock-based compensation expense, respectively)	33.9	34.3
Operating	16.9	16.4
Occupancy	6.4	6.4
Total restaurant operating costs	80.9	79.8
Depreciation and amortization	5.8	5.8
General and administrative (includes 0.6% and 0.7% of stock-based compensation expense, respectively)	8.8	8.9
Pre-opening costs	1.0	1.2
Income from operations	5.0	6.3
Interest expense, net	0.9	1.1
Other	—	—
Income before income taxes	4.1	5.2
Provision for income taxes	1.2	1.7
Net income	2.8%	3.5%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Sixteen Weeks Ended
(Revenues in thousands, except percentages)	April 20, 2008	April 22, 2007	Percent Change
Restaurant revenue	$250,902	$207,057	21.2%
Franchise royalties and fees	4,634	5,218	(11.2)%
Rent revenue	57	50	14.0%
Total revenues	$255,593	$212,325	20.4%
Average weekly sales volumes:
Comparable restaurants	$64,543	$63,169	2.2%
Non-comparable restaurants	55,165	53,979	2.2%
2006 Acquired Restaurants (1)	—	82,514	—
2007 Acquired Restaurants (2)	61,396	—	—

(1)   2006 Acquired Restaurants refers to the 13 franchised Red Robin® restaurants we acquired during 2006.  At the beginning of the third quarter 2007, the 2006 Acquired Restaurants entered into the comparable restaurant population and their average weekly sales volumes, from that time forward, are now included in the comparable restaurant category.

(2)   2007 Acquired Restaurants refers to 16 franchised Red Robin® restaurants we acquired during 2007 and one restaurant that we operate under a management agreement with a franchisee.

For the sixteen weeks ended April 20, 2008 restaurant revenues, which are comprised almost entirely of food and beverage sales, increased by $43.8 million, or 21.2% from the first quarter 2007. Of this increase, $34.9 million was attributable to comparable restaurant revenue, $5.0 million was attributable to nine new company-owned restaurants opened during the first quarter 2008, and $16.4 million was attributable to the 2007 Acquired Restaurants, offset by a $12.5 million decrease in restaurant revenue due to fewer restaurants in the non-comparable base year over year.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the first quarter 2008, there were 200 comparable restaurants compared to 151 comparable restaurants at the end of the first quarter 2007. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the first quarter 2008, there were 42 non-comparable restaurants versus 52 at the end of the first quarter 2007. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 2.2% increase in average comparable restaurant weekly sales in the first quarter 2008 was primarily the result of the higher average guest checks partially offset by decreased guest counts and the impact of the lower average weekly sales volumes of eight less mature restaurants entering the comparable base in the first quarter 2008.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 11.2% for the sixteen weeks ended April 20, 2008 over the same period last year. The year over year decrease in franchise royalties and fees is primarily attributable to the $588,000 reduction in franchise royalties from the 2007 Acquired Restaurants. Our franchisees reported that comparable sales increased 4.0% for U.S. restaurants and 6.7% for Canadian restaurants in the first quarter of 2008 compared to first quarter 2007.

Cost and Expenses

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2008	April 22, 2007	Percent Change
Cost of sales	$59,348	$47,035	26.2%
As a percent of restaurant revenue	23.7%	22.7%	1.0%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. For the sixteen weeks ended April 20, 2008, cost of sales increased as a percentage of restaurant revenues over prior year due to higher raw material costs in almost every category and a slight shift in the mix of food versus beverage sales, partially offset by our new menu pricing during the first quarter 2008.  We believe that the 2.7% price increase which will be effective in late June 2008 will partially offset the expected continuing challenges from rising food and beverage costs.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2008	April 22, 2007	Percent Change
Labor	$85,139	$71,002	19.9%
As a percent of restaurant revenue	33.9%	34.3%	(0.4)%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. For the sixteen weeks ended April 20, 2008, labor costs as a percentage of restaurant revenue decreased from prior year due primarily to lower controllable labor costs due to our operational initiatives to reduce costs.  We believe labor costs will continue to be favorable over the prior year as we continue our focus on controllable labor and leverage our fixed labor costs with increased menu price.

Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2008	April 22, 2007	Percent Change
Operating	$42,506	$34,056	24.8%
As a percent of restaurant revenue	16.9%	16.4%	0.5%

Operating costs include variable costs such as contributions to the advertising funds, local marketing expenses, restaurant supplies, utility costs, travel costs, and fixed costs such as repairs and maintenance costs. For the sixteen weeks ended April 20, 2008, operating costs increased as a percentage of restaurant revenue due primarily to increased contributions to the national advertising fund, which began in early March 2007 but were in effect for the full first quarter of 2008, partially offset by lower utilities and travel expenses.

Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2008	April 22, 2007	Percent Change
Occupancy	$16,002	$13,253	20.7%
As a percent of restaurant revenue	6.4%	6.4%	—%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. As a percentage of restaurant revenue, occupancy costs for the sixteen weeks ended April 20, 2008 remained flat over the prior year period due to higher fixed rents related to new and acquired restaurants offset by lower general insurance expenses.  We believe occupancy costs as a percentage of restaurant revenue will increase as we integrate our franchise restaurant acquisitions.  Many of the restaurants acquired from franchisees are “build to suit” locations that typically bear a higher occupancy cost as a percentage of restaurant revenue. These costs are partially offset by less depreciation expense because the buildings are not owned.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2008	April 22, 2007	Percent Change
Depreciation and amortization	$14,849	$12,289	20.8%
As a percent of total revenues	5.8%	5.8%	—%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense for the sixteen weeks ended April 20, 2008 as a percentage of total revenue remained flat over the prior year period.  For fiscal 2008, we expect to see some leverage to depreciation and amortization from the 2008 acquisitions as well as from our price increases discussed above.

General and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2008	April 22, 2007	Percent Change
General and administrative	$22,475	$18,933	18.7%
As a percent of total revenues	8.8%	8.9%	(0.1)%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, leadership conference, professional and consulting fees and marketing costs. For the sixteen weeks ended April 20, 2008, general and administrative costs decreased as a percentage of total revenues due to leverage from fixed costs such as compensation expenses partially offset by advertising expense that exceeded contributions from the marketing funds in the quarter and higher training expenses.  With the implementation of the additional price increase in June 2008 and the leverage from the 2008 acquisitions, we expect general and administrative costs as a percentage of total revenues to decrease from the prior year.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2008	April 22, 2007	Percent Change
Pre-opening costs	$2,563	$2,479	3.4%
As a percent of total revenues	1.0%	1.2%	(0.2)%
Average per restaurant pre-opening costs	$294	$278	5.8%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the sixteen weeks ended April 20, 2008 and April 22, 2007, reflect the opening of nine new restaurants in each period presented.  Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented.  For the sixteen weeks ended April 20, 2008, average per restaurant pre-opening costs increased over prior year due to higher occupancy costs driven by higher rents as well as the deferred opening of three of the restaurants.  We expect that pre-opening costs per restaurant will continue remain flat, in total, in 2008 as we open between 30 and 32 new restaurants. We currently expect approximately $280,000 per unit average pre-opening costs during fiscal 2008.

Interest Expense, net

Interest expense was $2.3 million for both the sixteen weeks ended April 20, 2008 and April 22, 2007.  Interest expense in 2008 remained flat over prior year due to higher borrowings outstanding under our term loan and revolving credit facilities offset by a lower average interest rate of 4.9% versus 6.7% in 2007.  We expect to benefit from the interest rate swap that was entered into in mid-March that fixes our interest rate at a favorable rate compared to prior year.

Provision for Income Taxes

The effective income tax rate was 30.3% and 32.0% for the first quarter 2008 and the first quarter 2007, respectively. This decrease from 2007 is due the favorable effects of tax credits.  We anticipate our 2008 effective tax rate to be approximately 30%.

Liquidity and Capital Resources

General.  Cash and cash equivalents increased approximately $4.1 million to $17.0 million during of the sixteen weeks ended April 20, 2008, compared to $12.9 million at the end of fiscal 2007. This increase was due primarily to $27.9 million of cash provided by operating activities exceeding the $23.6 million used for construction of new restaurants as well as expenditures for facility improvements. We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants and paydown debt.

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

Credit Facility.  On June 15, 2007, we amended and restated our existing credit facility to provide a more flexible capital structure and facilitate our growth plans. The amended credit agreement provides for more favorable borrowing rates, allows us the ability to repurchase shares of our capital stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements. The amended credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus 0.875% currently. The amended credit agreement also allows us, subject to lender participation, to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The amended credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the amended credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

According to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments beginning September 30, 2007 and ending on the maturity date of the term loan. At April 20, 2008, we had $141.6 million of borrowings under our term loan, letters of credit outstanding of $5.6 million and $3.0 million of borrowings under a swingline loan. Loan origination costs associated with the amended credit facility and the net outstanding balance of costs related to the original and subsequent amendment to the credit facility are $1.4 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of April 20, 2008. We expect to add up to $10 million to our credit facility by the end of the year which includes our approximate $29 million capital investment in our recently completed acquisitions.

Covenants. We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of April 20, 2008, we were in compliance with all debt covenants.

Debt Outstanding. Total debt outstanding increased to $153.9 million at April 20, 2008 from $153.7 million at December 30, 2007.

Capital Expenditures. Cash paid for capital expenditures, including capital lease obligations, was $23.8 million and $27.9 million for the sixteen weeks ended April 20, 2008 and April 22, 2007, respectively. These capital expenditures reflect ongoing construction of new restaurants as well as expenditures for facility improvements and infrastructure needs.

On May 19, 2008, we completed our acquisitions of 15 existing Red Robin® franchised restaurants from three franchise partners for a combined purchase price of $28.6 million, net of working capital adjustments. The purchase price was paid in cash, funded primarily through borrowings under our existing credit facility.

During fiscal year 2008, we expect capital expenditures to total approximately $80 to $90 million, excluding any 2008 acquisition consideration. We plan to open between 30 and 32 new company-owned restaurants in 2008, and we plan to continue our investment in restaurant remodels and capital improvements and expand our corporate infrastructure to support our growth model.  Excluding the 2008 restaurant acquisitions, we expect all development capital expenditure needs to be self-funded.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to increased commodity prices for certain foods we purchase at market rates including delivery costs subject to fuel surcharges, increased labor costs, higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants. Uncertainties related to higher costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2008.

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

Critical Accounting Policies and Estimates

We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgment. Information regarding the Company’s other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of our consolidated financial statements.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the sixteen weeks ended April 20, 2008 and April 22, 2007.

Goodwill.  We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2007 and determined that there was no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At April 20, 2008, goodwill recorded in the consolidated balance sheet totaled $56.3 million.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board’s (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161).  SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2009. We are currently evaluating the impact SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R).  SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions on a prospective basis for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141R is not permitted.  We are currently evaluating the impact SFAS 161 will have on our consolidated financial statements.

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

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “believe”, “estimates”, “expects,” “intend”, “plan”, “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:  our ability to achieve and manage our planned expansion, including both in new markets and existing markets; our ability to successfully integrate the acquired franchise restaurants; changes in general economic conditions, consumer preferences, or consumer discretionary spending; the concentration of our restaurants in the Western United States and the associated disproportionate impact of macroeconomic factors; the availability and costs of food; changes in labor and energy costs; labor shortages, particularly in new markets; lack of awareness of our brand in new markets; higher percentage of operating weeks from non-comparable restaurants; concentration of less mature restaurants in the comparable restaurant base; effectiveness of our initiative to normalize new restaurant operations; the effectiveness of our national advertising strategy; the ability to attract, motivate and retain qualified team members, particularly in new markets; finalization of purchase price and purchase price accounting adjustments related to the acquisition of the franchised restaurants; the ability of our franchisees to open and manage new restaurants; effectiveness of our management strategies and decisions; changes in availability of capital or credit facility borrowings; changes in the cost and availability of building materials and restaurant supplies; potential fluctuation in our quarterly operating results due to seasonality and other factors; the effect of increased competition in the casual dining market; health concerns about our food products and food preparation;  our ability to protect our name and logo and other proprietary information; the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages; the costs associated with pending litigation and any expense related to settlement of such matters; approval by the Court of the settlement terms for certain pending litigation; our franchisees’ adherence to our practices, policies and procedures;  additional costs associated with compliance, including the Sarbanes-Oxley Act and related regulations and requirements; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2007 filed with the SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of April 20, 2008, we had $24.6 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $246,000 on an annualized basis.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we use an interest rate swap and may use caps to manage our net exposure to interest rate changes related to our borrowings. As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million.  The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate.  This hedge is highly effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and there were no gains or losses recognized in earnings during 2008.  As of April 20, 2008, the $684,000 unrealized gain, net of taxes, on cash flow hedging instrument is reported in accumulated other comprehensive income.

Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price product purchase commitments which may exclude fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 20, 2008. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 20, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s former senior vice president and chief concept officer. The parties executed a settlement agreement on November 19, 2007. The proposed settlement involves the Company paying $250,000 to plaintiff’s counsel, which is covered by the Company’s insurance, and the adoption by the Company of certain corporate governance measures. The settlement is subject to court approval. Preliminary approval was granted on April 1, 2008. The class has begun to receive notice.  A hearing to approve the settlement has been scheduled for June 6, 2008.

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

The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. The Harper and Huggett cases were consolidated and on October 22, 2007, the court granted preliminary approval of the Harper/Huggett settlement. The class has begun to receive notice of the settlement, and claims are currently being processed. A hearing on the final settlement approval was set for March 2008. However, on February 12, 2008, former legal counsel for Huggett filed a motion to intervene in the settlement. A hearing on a motion for final approval and faimess of the settlement and former counsel’s objection, was held on May 19, 2008. Following oral argument, the court took all matters under advisement for ruling at later date.

The Company has also entered into a settlement agreement in the Hill matter, which was preliminarily approved on November 19, 2007. The class has received notice of the settlement, and claims are currently being processed. The Court granted final settlement approval on April 14, 2008. Once the claimants are paid, this matter will be closed.

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

See Note 7, Contingencies, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding certain legal proceedings to which the Company is a party.

Item 1A.      Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008. There have been no material changes in our Risk Factors disclosed in our 2007 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit Number	Description
10.1	Asset Purchase Agreement dated as of April 15, 2008 among Red Robin International, Inc., Dane County Robins, Inc., Minnesota Robins, Inc. and Hennepin County Robins, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

May 23, 2008	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer