Form 10-Q
period 2008-07-13
RED ROBIN GOURMET BURGERS INC
filed 2008-08-15
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2008
Common Stock, $0.001 par value per share	16,894,179 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	July 13, 2008	December 30, 2007
Assets:
Current Assets:
Cash and cash equivalents	$12,409	$12,914
Accounts receivable, net	7,750	4,751
Inventories	12,356	10,367
Prepaid expenses and other current assets	4,814	9,246
Income tax receivable	4,622	4,760
Deferred tax asset	3,159	3,159
Restricted current assets—marketing funds	4,743	2,095
Total current assets	49,853	47,292
Property and equipment, net	424,524	399,270
Goodwill	61,132	56,299
Intangible assets, net	57,106	41,059
Other assets, net	6,393	4,869
Total assets	$599,008	$548,789

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$14,353	$9,263
Construction related payables	13,552	13,416
Accrued payroll and payroll related liabilities	27,008	29,146
Unredeemed gift certificates	7,541	10,789
Accrued liabilities	25,835	19,404
Accrued liabilities—marketing funds	4,743	2,095
Current portion of term loan notes payable	11,250	11,250
Current portion of long-term debt and capital lease obligations	627	558
Total current liabilities	104,909	95,921
Deferred rent	23,679	21,728
Long-term portion of term loan notes payable	127,500	133,125
Other long-term debt and capital lease obligations	82,136	8,813
Other non-current liabilities	5,088	4,760
Total liabilities	343,312	264,347
Commitments and contingencies (See Note 8)

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,894,179 and 16,793,057 shares issued; 15,401,915 and 16,793,057 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,492,280 and 11,517 shares, at cost	(50,125)	(83)
Paid-in capital	161,852	156,928
Accumulated other comprehensive income, net of tax	1,203	—
Retained earnings	142,749	127,580
Total stockholders’ equity	255,696	284,442
Total liabilities and stockholders’ equity	$599,008	$548,789

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007

Revenues:
Restaurant revenue	$202,898	$174,865	$453,800	$381,922
Franchise royalties and fees	3,434	3,709	8,068	8,927
Rent revenue	56	38	113	88
Total revenues	206,388	178,612	461,981	390,937

Costs and expenses:
Restaurant operating costs:
Cost of sales	48,505	40,699	107,853	87,734
Labor	68,956	60,181	154,095	131,183
Operating	34,397	28,699	76,903	62,755
Occupancy	13,216	10,343	29,218	23,596
Depreciation and amortization	11,680	9,870	26,529	22,159
General and administrative	14,454	14,043	36,929	32,976
Pre-opening costs	2,041	2,600	4,604	5,079
Reacquired franchise and other acquisition costs	451	1,612	451	1,612
Legal settlement	—	1,653	—	1,653
Total costs and expenses	193,700	169,700	436,582	368,747

Income from operations	12,688	8,912	25,399	22,190
Other expense (income):
Interest expense, net	1,763	1,918	4,059	4,217
Other	(38)	15	(25)	19
Total other expenses	1,725	1,933	4,034	4,236

Income before income taxes	10,963	6,979	21,365	17,954
Provision for income taxes	3,047	2,054	6,196	5,566
Net income	$7,916	$4,925	$15,169	$12,388
Earnings per share:
Basic	$0.49	$0.30	$0.92	$0.75
Diluted	$0.49	$0.29	$0.91	$0.74
Weighted average shares outstanding:
Basic	16,093	16,640	16,460	16,622
Diluted	16,221	16,814	16,586	16,792

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	July 13, 2008	July 15, 2007
Cash Flows From Operating Activities:
Net income	$15,169	$12,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,529	22,159
Stock-based compensation expense	3,177	3,569
Other, net	152	161
Changes in operating assets and liabilities	7,349	15,065
Cash provided by operating activities	52,376	53,342

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	45	(2,176)
Acquisition of franchise restaurants, net of cash acquired of $55 and $35, respectively	(30,257)	(42,623)
Purchases of property and equipment	(41,765)	(46,142)
Cash used in investing activities	(71,977)	(90,941)

Cash Flows From Financing Activities:
Borrowings of long-term debt	105,900	166,000
Payments of long-term debt	(38,025)	(115,626)
Purchase of treasury stock	(50,042)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,295	1,499
Excess tax benefit related to exercise of stock options	232	408
Debt issuance costs	—	(594)
Payments of other debt and capital lease obligations	(264)	(286)
Cash provided by financing activities	19,096	51,401

Net change in cash and cash equivalents	(505)	13,802
Cash and cash equivalents, beginning of period	12,914	2,762
Cash and cash equivalents, end of period	$12,409	$16,564

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1,364	$4,125
Interest paid, net of amounts capitalized	3,925	4,685

Supplemental Disclosure of Non-Cash Items:
Capital lease obligations incurred for equipment purchases	$156	$—
Unrealized gain on cash flow hedge, net of tax	1,203	—

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At July 13, 2008, the Company operated 281 company-owned restaurants located in 31 states. The Company also sold franchises; as of July 13, 2008, there were 123 franchised-owned restaurants including one operated by the Company under a management agreement with a franchisee, in 21 states and two Canadian provinces. The Company currently does not sell new franchises, but grants new territory to current franchisees from time to time. The Company operates its business as one reportable segment.

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

The Company’s quarter which ended July 13, 2008, is referred to as second quarter 2008, or the twelve weeks ended July 13, 2008; the first quarter ended April 20, 2008, is referred to as first quarter 2008, or the sixteen weeks ended April 20, 2008; and, together the first and second quarters of 2008 are referred to as the twenty-eight weeks ended July 13, 2008. The Company’s quarter which ended July 15, 2007, is referred to as second quarter 2007, or the twelve weeks ended July 15, 2007; the first quarter ended April 22, 2007, is referred to as first quarter 2007, or the sixteen weeks ended April 22, 2007; and, together the first and second quarters of 2007 are referred to as the twenty-eight weeks ended July 15, 2007.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board’s (FASB) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact FSP 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161).  SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2009. The Company is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements.

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

2.                      Acquisition of Red Robin Franchised Restaurants

Franchise Acquisitions in 2008

During the second quarter 2008, the Company completed its acquisitions of 15 existing Red Robin® franchised restaurants from three franchise partners for a combined purchase price of $29.2 million.  The purchase price was paid in cash, funded primarily through borrowings under the Company’s existing credit facility.  In addition, on April 15, 2008, the Company completed the purchase of an entity that owned a Red Robin® franchise restaurant that was under construction in Eau Claire, Wisconsin, and has since been opened by the Company on May 5, 2008.  The Company acquired the outstanding stock of the entity in exchange for $247,000 in cash and the assumption of indebtedness in the amount of approximately $850,000.  In addition to the acquisition of existing restaurants, the Company will gain access to development rights where these restaurants are located — territories that were formerly subject to exclusivity provisions of the former area development agreements.  The purchase price for each transaction, except the acquisition of one of the restaurants in New Jersey, is subject to post-closing purchase price adjustments.  The combined revenue from the 15 existing restaurants was approximately $41.8 million in 2007.  The financial results of all 15 restaurants have been included in the Company’s financial results from their acquisition dates forward.

The acquisition of the 15 existing restaurants and the one restaurant that had been under construction in Eau Claire, Wisconsin, was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). Based on a total purchase price of $29.9 million, net of a $451,000 charge related to the purchase of the restaurants, and the Company’s estimates of the fair value of net assets acquired, $4.8 million of goodwill was generated by the acquisition, which is not amortizable for book purposes but is amortizable and deductible for tax purposes.  The preliminary purchase price allocation is subject to revision after a more detailed analysis is completed including final determination of contingent consideration. Any change in the fair value of the net assets will change the amount of purchase price allocable to goodwill. The Company does not expect any adjustments to be significant.

The purchase price for the 15 restaurants and one restaurant under construction has been allocated as follows (in thousands):

Current assets	$974
Property and equipment	7,440
Goodwill	4,832
Intangible assets	16,398
Other assets	933
Current liabilities	(715)
Net assets acquired	29,862
Franchise acquisition costs	451
Total purchase price	$30,313

Of the $16.4 million of intangible assets, $11.1 million was assigned to franchise rights with a weighted average life of approximately 26 years and $5.3 million was assigned to leasehold interests with a weighted average life of approximately 29 years.

As a result of the acquisition of the 15 restaurants, the Company incurred a total charge of $451,000, of which $402,000 is related to avoided franchise fees.   Because the estimated economic life of the avoided franchise fees was determined to be less than one year, the Company expensed the entire amount associated with the franchise fees.

California Franchise Acquisition

On June 18, 2007 and July 16, 2007, the Company acquired the assets of 17 Red Robin® franchised restaurants owned by Top Robin Ventures, Inc. and Morite of California, in the state of California, for a cash price of approximately $48.6 million, net of the $1.8 million charge related to reacquired franchise rights, and including $2.8 million of contingent consideration earned by the sellers. The Company funded the acquisition through borrowings under its credit facility. Also on June 18, 2007, the Company assumed management of an existing restaurant under a management services agreement as discussed below.

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

Managed Restaurant

Effective June 18, 2007, the Company assumed management of an existing restaurant location owned by the California franchisees under a management services agreement. Under the terms of the management services agreement, the Company has assumed all operating responsibilities of this restaurant in exchange for a management fee equal to all the revenues from this restaurant. In accordance with FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities, management had determined that the Company is the primary beneficiary of the operations of this restaurant and therefore has consolidated its results of operations with the Company’s results since June 18, 2007, the date of the management service agreement.

Pro Forma Results (unaudited)

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the 2008 acquisition of the 15 existing Red Robin® franchised restaurants and the acquisition of the California franchise restaurants occurred at the beginning of the period presented as required by SFAS 141. Pro forma net income for the twelve and twenty-eight weeks ended July 13, 2008 excludes a nonrecurring $451,000 pre-tax charge, $326,000 net of tax, related to the reacquired franchise rights and other acquisition costs associated with the 2008 franchise acquisitions.  Pro forma net income for the twelve and twenty-eight weeks ended July 15, 2007 excludes a nonrecurring $1.6 million pre-tax charge, $1.1 million net of tax, related to the reacquired franchise rights of the California franchise acquisition.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
(In thousands, except per share data)	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Revenue	$209,205	$195,997	$476,990	$436,722
Net income	8,111	5,675	16,045	13,496
Basic EPS	0.50	0.34	0.97	0.81
Diluted EPS	0.50	0.34	0.97	0.80

3.                      Stock-Based Compensation

During the twelve weeks ended July 13, 2008, the Company issued approximately 49,000 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $8.71 per share and a weighted average exercise price of $33.98 per share.  For the twenty-eight weeks ended July 13, 2008, the Company issued approximately 527,000 options with a weighted average grant date fair value of $9.79 per share and a weighted average exercise price of $35.54 per share.  Compensation expense is recognized over the remaining weighted average vesting period which is approximately 1.4 years.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Risk-free interest rate	2.8%	5.0%	1.9%	4.6%
Expected years until exercise	2.2	2.1	2.7	2.6
Expected stock volatility	41.7%	40.3%	40.4%	39.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$8.71	$10.54	$9.79	$11.22

During the first quarter 2008, the Company also granted to its executive management team a total of 25,000 shares of non-vested common stock with a weighted average grant date fair value of $35.89, which is subject to vesting in installments on the anniversaries of the dates of grant.  During the second quarter 2008, the Company granted a total of 3,750 shares of non-vested common stock to members of the Company’s board of directors with an average grant date fair value of $33.26.  This grant of non-vested common stock will vest 100% on the one-year anniversary of the date of grant.  In the first quarter 2007, the Company had granted to its chief executive officer 97,000 shares of non-vested common stock with a weighted average grant date fair value of $41.54, 22,000 shares of which have already vested and the remaining 75,000 of which is subject to vesting in installments on December 31 of each of 2008, 2009 and 2010.  Compensation expense for the aggregate 103,750 shares of non-vested common stock is recognized over the remaining weighted average vesting period which is approximately 2.7 years.

Stock-based compensation, including options and non-vested shares, is recognized as follows (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Restaurant labor	$308	$263	$663	$548
General and administrative	1,041	1,537	2,514	3,021
Total stock-based compensation expense	$1,349	$1,800	3,177	3,569

For the twelve and twenty-eight weeks ended July 13, 2008, $89,000 and $220,000 of stock-based compensation was recognized as capitalized development and is included in property and equipment in the condensed consolidated balance sheet, respectively. During the quarter ended July 13, 2008, approximately 17,000 options to purchase common shares were exercised and approximately 68,000 options were forfeited.  During the twenty-eight weeks ended July 13, 2008, approximately 41,000 options to purchase common shares were exercised and approximately 120,000 options were forfeited.

4.                      Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and twenty-eight weeks ended July 13, 2008, approximately 1.8 million and 1.7 million stock options outstanding, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and twenty-eight weeks ended July 15, 2007, respectively, approximately 1.4 million and 1.3 million stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Net income	$7,916	$4,925	$15,169	$12,388
Basic weighted-average shares outstanding	16,093	16,640	16,460	16,622
Dilutive effect of stock options	128	174	126	170
Diluted weighted-average shares outstanding	16,221	16,814	16,586	16,792

Earnings per share:
Basic	$0.49	$0.30	$0.92	$0.75
Diluted	$0.49	$0.29	$0.91	$0.74

5.                       Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in other operating expenses and expensed as incurred.  Such costs amounted to $5.6 million and $12.5 million for the twelve and twenty-eight weeks ended July 13, 2008, respectively and $3.8 million and $7.9 million for the twelve and twenty-eight weeks ended July 15, 2007, respectively.

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

6.                       Stock Repurchase

In 2007, the Company’s board of directors authorized the repurchase of up to $50 million of the Company’s equity securities.  During the second quarter 2008, the Company purchased a total of 1,480,763 shares of the Company’s common stock for approximately $50.0 million with an average purchase price of $33.76 per share.  In August 2008, the Company’s board of directors authorized an additional repurchase of up to $50.0 million of the Company’s equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010.

7.                       Interest Rate Swap and Other Comprehensive Income

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

The Company adopted SFAS No. 157, Fair Value Measurements, (SFAS 157) effective December 31, 2007 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS 157 to the consolidated financial statements as of July 13, 2008.  SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

  The interest rate swap discussed above falls into the Level 2 category under the guidance of SFAS 157. The fair market value of the interest rate swap as of July 13, 2008 was $2.0 million, $1.2 million net of tax, which is recorded in Other Assets on the Company’s condensed consolidated balance sheet.  As of July 13, 2008, the unrealized gain associated with this cash flow hedging instrument is recorded in Accumulated Other Comprehensive Income, net of tax, on the Company’s condensed consolidated balance sheet.

Comprehensive income consisted of (in thousands):

Twenty-eight Weeks Ended
July 13, 2008
Net income	$15,169
Unrealized gain on cash flow hedge, net of tax	1,203
Total comprehensive income	$16,372

The Company will reclassify any gain or loss from Accumulated Other Comprehensive Income, net of tax, on the Company’s condensed consolidated balance sheet to Other Expense (Income) on the Company’s condensed consolidated statements of income when the interest rate swap expires or at the time the Company chooses to terminate the swap.

8.                       Commitments and Contingencies

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s former senior vice president and chief concept officer. The parties executed a settlement agreement on November 19, 2007. The settlement involved the Company paying $250,000 to plaintiff’s counsel, which was covered by the Company’s insurance, and the adoption by the Company of certain corporate governance measures. The settlement was approved by the Court and dismissal of the suit with prejudice was granted on June 6, 2008.  The time to appeal has expired and this matter is now closed.

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

The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. The Harper and Huggett cases were consolidated and on October 22, 2007, the court granted preliminary approval of the Harper/Huggett settlement. The class has begun to receive notice of the settlement, and claims are currently being processed. A hearing on the final settlement approval was set for March 10, 2008. However, on February 12, 2008, former legal counsel for Huggett filed a motion to intervene in the settlement. A hearing on a motion for final approval and fairness of the settlement and former counsel’s objection was held on May 19, 2008. Following oral argument, the court took all matters under advisement for ruling at a later date.  Final approval and dismissal with prejudice was granted on June 30, 2008.  The court denied all objections.  The court further granted $500,000 in attorneys’ fees to class counsel and none to Huggett’s former counsel.  On July 28, 2008 Huggett’s former counsel filed an appeal in the Ninth Circuit.  The Ninth Circuit has not issued a scheduling order for the appeal to date.

The Company has also entered into a settlement agreement in the Hill matter, which was preliminarily approved on November 19, 2007. The class has received notice of the settlement, and claims are currently being processed. The court granted final settlement approval on April 14, 2008. Once the claimants have been paid, this matter will be closed.

The Company has admitted no liability in connection with these settlements and has recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability. At July 13, 2008, approximately $638,000 related to the Hill matter had been funded to the third party administrator.  The recorded liability is an estimate subject to adjustment based on final actual claims paid to the class.

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2008 and 2007 refer to the twelve and twenty-eight week periods ending July 13, 2008 and July 15, 2007, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights during the first twenty-eight weeks of fiscal 2008:

•        Franchise Acquisitions. We completed the purchase of 15 existing franchise restaurants and one restaurant under construction for approximately $30.3 million.  In addition to the acquisition of these restaurants, we will gain access to development rights where these restaurants are located – territories that were formerly subject to exclusivity provisions of the former area development agreements.  The purchase price for each transaction, except the acquisition of one of the restaurants in New Jersey, is subject to post-closing purchase price adjustments.  The combined revenue from the 15 existing restaurants was approximately $41.8 million in 2007.  The financial results of all 15 restaurants have been included in our financial results from their acquisition dates forward.

•       New Restaurant Openings.  We opened eight and 17 company-owned restaurants during the twelve and twenty-eight weeks ended July 13, 2008.  While our new restaurants have seen a decline from the average weekly sales volumes of a year ago, we are experiencing higher profitability as our initiatives to reduce costs, both pre- and post-opening, and normalize operations faster have been met with success.

•       Comparable Restaurant Sales. For the twenty-eights weeks ended July 13, 2008, the 207 restaurants in our current comparable base experienced a 2.0% increase in sales from these same restaurants last year. This increase was driven by a 4.2% increase in the average guest check partially offset by a 2.2% decrease in guest counts.  However, our results were negatively impacted in the second quarter by a 4.4% decline in guest counts during the period, which we believe is due at least in part to the weakened economy.

•       Food Costs. The costs of many basic foods, including corn, wheat, soy beans and oil have increased in the past year.  This has resulted in upward pricing pressures on almost all of our food costs categories including chicken, beef, dairy, steak fries and fry oil, and we expect that pressure to continue through 2008.  We implemented a 0.5% price increase during the first quarter of fiscal 2008 and a 2.7% price increase in late June 2008 which helped to offset some of these increased costs.

•       Labor.  Labor costs as a percentage of revenue decreased in the first half of 2008 by over 30 basis points primarily due to our price increases and operational initiatives we have put into practice to focus on improving productivity of our controllable labor.   These initiatives as well as our price increases helped offset minimum wage cost increases we are experiencing.  We continue to expect that our labor will be favorable compared to the prior year as we continue our focus on controllable labor initiatives and leverage our fixed labor costs with the menu price increases.

•        National Media Advertising Campaign.  In 2008, we expanded our national media advertising campaign which we started in 2007 by launching the campaign earlier in the year, in February 2008 vs. April in 2007, and planning more than double the number of weeks on-air versus prior year. This advertising campaign is funded by both company-owned and franchised restaurants contributing 1.5% of their sales to a national advertising fund, up from 1.0% in 2007.  We believe the national media campaign has and will continue to build brand awareness and equity in both new and existing markets, and expand our presence as a national restaurant company. We believe our brand health and sales are being positively impacted by this media.

Restaurant Data and Comparable Restaurant Sales

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Company-owned:
Beginning of period	258	216	249	208
Opened during period	8	9	17	18
Acquired during period	15	15	15	15
Closed during period	—	—	—	(1)
End of period	281	240	281	240

Franchised:
Beginning of period	135	147	135	139
Opened during period	3	2	4	11
Sold or closed during period	(15)	(16)	(16)	(17)
End of period	123	133	123	133

Total number of Red Robin® restaurants	404	373	404	373

Since July 13, 2008 and through August 12, 2008, we have opened two additional company-owned restaurants and our franchisees have also opened two additional restaurants.  We expect to open a total of 30 to 32 company-owned restaurants during fiscal 2008. We anticipate that our franchisees will open between 9 and 11 restaurants during fiscal 2008.

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2008	July 15, 2007	July 13, 2008	July 15, 2007
Revenues:
Restaurant	98.3%	97.9%	98.2%	97.7%
Franchise royalties and fees	1.7	2.1	1.8	2.3
Rent revenue	0.0	0.0	0.0	0.0
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.9	23.3	23.8	23.0
Labor (includes 0.2%, 0.2%, 0.1% and 0.1% of stock-based compensation expense, respectively)	34.0	34.4	34.0	34.3
Operating	17.0	16.4	16.9	16.4
Occupancy	6.5	5.9	6.4	6.2
Total restaurant operating costs	81.4	80.0	81.1	79.9
Depreciation and amortization	5.7	5.5	5.7	5.7
General and administrative (includes 0.5%, 0.9%, 0.5% and 0.8% of stock-based compensation expense, respectively)	7.0	7.9	8.0	8.4
Pre-opening costs	1.0	1.5	1.0	1.3
Reacquired franchise and other acquisition costs	0.2	0.9	0.1	0.4
Legal settlement	—	0.9	—	0.4
Income from operations	6.1	5.0	5.5	5.7
Interest expense, net	0.8	1.1	0.9	1.1
Other	—	—	—	—
Income before income taxes	5.3	3.9	4.6	4.6
Provision for income taxes	1.5	1.1	1.3	1.4
Net income	3.8%	2.8%	3.3%	3.2%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2008	July 15, 2007	Percent Change	July 13, 2008	July 15, 2007	Percent Change
Restaurant revenue	$202,898	$174,865	16.0%	$453,800	$381,922	18.8%
Franchise royalties and fees	3,434	3,709	(7.4)%	8,068	8,927	(9.6)%
Rent revenue	56	38	47.4%	113	88	28.4%
Total revenues	$206,388	$178,612	15.6%	$461,981	$390,937	18.2%
Average weekly sales volumes:
Comparable restaurants	$64,842	$65,553	(1.1)%	$64,674	$64,232	0.7%
Non-comparable restaurants	56,233	59,979	(6.2)%	55,633	56,483	(1.5)%
2006 Acquired Restaurants(1)	—	85,599	—	—	83,836	—
2007 Acquired Restaurants(2)	61,254	66,506	(7.9)%	61,335	66,506	(7.8)%
2008 Acquired Restaurants(3)	54,905	—	—	54,905	—	—

(1)          2006 Acquired Restaurants refers to the 13 franchised Red Robin® restaurants we acquired during 2006.  At the beginning of the third quarter 2007, the 2006 Acquired Restaurants entered into the comparable restaurant population and their average weekly sales volumes, from that time forward, are now included in the comparable restaurant category.

(2)          2007 Acquired Restaurants refers to 16 franchised Red Robin® restaurants we acquired during 2007 and one restaurant that we operate under a management agreement with a franchisee.  Beginning in the third quarter of 2008, these restaurants will enter into the comparable restaurant population and their average weekly sales volume, from that time forward, will be included in the comparable restaurant category.

(3)          2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during 2008.

The significant factors contributing to our increase in restaurant revenue for the twelve and twenty-eight weeks ended July 13, 2008 were restaurant openings and acquisitions.  Restaurant sales for the twelve and twenty-eight weeks ended July 13, 2008 for restaurants not in the comparable base contributed $14.2 million and $35.1 million of the increase in revenue, respectively, of which $15.6 million and $28.2 million was attributable to restaurants opened after the second quarter of fiscal 2007.  Restaurant sales for the 2007 and 2008 acquisitions contributed $14.8 million and $31.3 million of the increase in revenue for the twelve and twenty-eight weeks ended July 13, 2008, respectively.  Restaurants sales in the comparable base contributed to a sales decrease of approximately $1.0 million and a sales increase of approximately $5.5 million during the twelve and twenty-eight weeks ended July 13, 2008, respectively.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the second quarter 2008, there were 207 comparable restaurants compared to 162 comparable restaurants at the end of the second quarter 2007. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the second quarter 2008, there were 43 non-comparable restaurants versus 50 at the end of the second quarter 2007. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 1.1% decrease in average comparable restaurant weekly sales in the second quarter 2008 was primarily the result of the 0.4% decrease in comparable restaurant sales combined with the impact of the lower average weekly sales volumes of 45 less mature restaurants entering the comparable base.  The 0.7% increase in average comparable weekly sales volumes for the twenty-eight weeks ended July 13, 2008 was primarily the result of the 2.0% increase in comparable base sales offset by the lower average weekly sales volumes of the 45 less mature restaurants entering the comparable base.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 7.4% and 9.6% for the twelve and twenty-eight weeks ended July 13, 2008, respectively. These decreases are primarily attributable to the $540,000 quarter over quarter and the $1.1 million year over year reductions in franchise royalties from the 2007 and 2008 Acquired Restaurants.  Our franchisees reported that comparable sales decreased 1.5% for U.S. restaurants and increased 4.5% for Canadian restaurants in the second quarter of 2008 compared to second quarter 2007.  For the twenty-eight weeks ended July 13, 2008 and July 15, 2007, our franchisees reported comparable restaurant sales for U.S. restaurants increase 1.6% and Canadian restaurants increased 5.7%.

Cost and Expenses

Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2008	July 15, 2007	Percent Change	July 13, 2008	July 15, 2007	Percent Change
Cost of sales	$48,505	$40,699	19.2%	$107,853	$87,734	22.9%
As a percent of restaurant revenue	23.9%	23.3%	0.6%	23.8%	23.0%	0.8%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. For the twelve and twenty-eight weeks ended July 13, 2008, cost of sales increased as a percentage of restaurant revenues over prior year due to higher raw material costs in almost every category and a slight shift in the mix of food versus beverage sales, partially offset by menu price increases.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2008	July 15, 2007	Percent Change	July 13, 2008	July 15, 2007	Percent Change
Labor	$68,956	$60,181	14.6%	$154,095	$131,183	17.5%
As a percent of restaurant revenue	34.0%	34.4%	(0.4)%	34.0%	34.3%	(0.3)%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. For the twelve and twenty-eight weeks ended July 13, 2008, labor costs as a percentage of restaurant revenue decreased from prior year due primarily to lower controllable labor costs due to our operational initiatives to reduce labor costs and menu price increases offset by increased average wage rates.

Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2008	July 15, 2007	Percent Change	July 13, 2008	July 15, 2007	Percent Change
Operating	$34,397	$28,699	19.9%	$76,903	$62,755	22.5%
As a percent of restaurant revenue	17.0%	16.4%	0.6%	16.9%	16.4%	0.5%

Operating costs include variable costs such as contributions to the advertising funds, local marketing expenses, restaurant supplies, utility costs, travel costs, and fixed costs such as repairs and maintenance costs. For the twelve weeks ended July 13, 2008, operating costs increased as a percentage of restaurant revenue due primarily to a 50 basis point increase in contributions to the national advertising fund and higher utility costs, partially offset by lower travel expenses.  For the twenty-eight weeks ended July 13, 2008, operating costs increased as a percentage of restaurant revenue due primarily to a 70 basis point increase in contributions to the national advertising fund which began in March 2007 partially offset by lower travel expenses.

Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2008	July 15, 2007	Percent Change	July 13, 2008	July 15, 2007	Percent Change
Occupancy	$13,216	$10,343	27.8%	$29,218	$23,596	23.8%
As a percent of restaurant revenue	6.5%	5.9%	0.9%	6.4%	6.2%	0.2%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. As a percentage of restaurant revenue, occupancy costs for the twelve weeks ended July 13, 2008 increased over the prior year periods due to lower revenues on partially fixed costs and higher fixed rents related to new and acquired restaurants.  As a percentage of restaurant revenue, occupancy costs for the twenty-eight weeks ended July 13, 2008 increased over the prior year periods due to higher fixed rents related to new and acquired restaurants and higher landlord-related costs charged through our lease agreements offset by lower general insurance expenses.  We believe occupancy costs as a percentage of restaurant revenue will increase for the remainder of 2008 as we integrate our franchise restaurant acquisitions.  Many of the restaurants acquired from franchisees are “build to suit” locations that typically bear a higher occupancy cost as a percentage of restaurant revenue.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2008	July 15, 2007	Percent Change	July 13, 2008	July 15, 2007	Percent Change
Depreciation and amortization	$11,680	$9,870	18.3%	$26,529	$22,159	19.7%
As a percent of total revenues	5.7%	5.5%	0.2%	5.7%	5.7%	—%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense increased as a percentage of total revenues for the twelve weeks ended July 13, 2008 compared to prior year due primarily to increased depreciation and amortization expense related to acquired restaurants and lower average restaurant sales volumes.  For the twenty-eight weeks ended July 13, 2008, depreciation and amortization expense as a percentage of total revenues remained flat over prior year.

General and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2008	July 15, 2007	Percent Change	July 13, 2008	July 15, 2007	Percent Change
General and administrative	$14,454	$14,043	2.9%	$36,929	$32,976	12.0%
As a percent of total revenues	7.0%	7.9%	(0.9)%	8.0%	8.4%	(0.4)%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, leadership conference, professional and consulting fees and marketing costs. For the twelve and twenty-eight weeks ended July 13, 2008, general and administrative costs decreased as a percentage of total revenues due to lower performance-based bonus accruals in 2008, lower stock-based compensation expense and lower spending for consulting and professional fees.  These decreases were partially offset by the impact of lower restaurant sales on partially fixed costs.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2008	July 15, 2007	Percent Change	July 13, 2008	July 15, 2007	Percent Change
Pre-opening costs	$2,041	$2,600	(21.5)%	$4,604	$5,079	(9.4)%
As a percent of total revenues	1.0%	1.5%	(0.5)%	1.0%	1.3%	(0.3)%
Average per restaurant pre-opening costs	$254	$287	(11.5)%	$275	$281	(2.1)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the twelve weeks ended July 13, 2008 and July 15, 2007, reflect the opening of eight and nine new restaurants, respectively in each period presented.  Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented.  In April 2008, we purchased a restaurant that had been under construction by one of our former franchise partners.  Pre-opening costs to open this restaurant were significantly lower than our typical restaurant opening costs.  Excluding the costs incurred by us to open this restaurant, the average per restaurant pre-opening costs for the twelve and twenty-eight weeks ended July 13, 2008 would have been $267,000 and $282,000 respectively.  For the twelve weeks ended July 13, 2008, the average per restaurant pre-opening costs decreased over prior year due primarily to lower travel costs.  For the twenty-eight weeks ended July 13, 2008, the average pre-opening costs were higher than prior year due to the deferred opening of three restaurants and the associated higher occupancy costs partially offset by lower travel-related costs.

Reacquired Franchise and Other Acquisition Costs

As a result of the acquisition of the 15 restaurants during the second quarter 2008, we incurred a total charge of $451,000, which is primarily related to avoided franchise fees.

As a result of the acquisition of the 2007 Acquired Restaurants, we incurred a charge of $1.6 million, for the twelve and twenty-eight weeks ended July 15, 2007, relating to reacquired franchise rights of $14.3 million in accordance with Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. The $1.6 million charge reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements. See Note 2, Acquisition of Red Robin Franchised Restaurants, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition and related charge.

Legal Settlement

During the twelve and twenty-eight weeks ended July 15, 2007, we recorded a $1.7 million charge related to the agreement to settle several legal proceedings against us in the state of California. See Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding these proceedings and the related charge.

Interest Expense, net

Interest expense was $1.8 million and $1.9 million for the twelve weeks ended July 13, 2008 and July 15, 2007, respectively and $4.1 million and $4.2 million for the twenty-eight weeks ended July 13, 2008 and July 15, 2007, respectively.  Interest expense in 2008 decreased slightly over prior year due to a lower average interest rate of 4.4% versus 6.3% in 2007, partially offset by higher borrowings outstanding under our term loan and revolving credit facilities.  We expect to benefit from the interest rate swap that was entered into in mid-March that fixes our interest rate at a favorable rate compared to prior year.

Provision for Income Taxes

The effective income tax rate was for the second quarter 2008 was 27.8% and compared to 29.4% for the second quarter 2007.  The effective tax rate for the twenty-eight weeks ended July 13, 2008 and July 15, 2007 was 29.0% and 31.0%, respectively. This decrease from 2007 is due the favorable effects of tax credits.  We anticipate our full year 2008 effective tax rate to be approximately 29%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased approximately $0.5 million to $12.4 million during of the twenty-eight weeks ended July 13, 2008, compared to $12.9 million at the end of fiscal 2007. This decrease was due primarily to $50.0 million used for the buy back of approximately 1.5 million shares of our common stock, $41.8 million used for construction of new restaurants and expenditures for facility improvements as well as $30.3 million used for the acquisition of the 15 Red Robin® franchised restaurants during the second quarter 2008.  These uses of cash were partially offset by $52.4 million of cash provided by operating activities.  We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, repurchase stock and pay down debt.

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

Credit Facility.  On June 15, 2007, we amended and restated our existing credit facility to provide a more flexible capital structure and facilitate our growth plans. The amended credit agreement provides for more favorable borrowing rates, allows us the ability to repurchase shares of our capital stock within certain limits and to continue to finance restaurant construction, fund franchise restaurant acquisitions, and to be used for working capital and general corporate requirements. The amended credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus 1.00% currently. The amended credit agreement also allows us, subject to lender participation, to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The amended credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the amended credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

According to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments beginning September 30, 2007 and ending on the maturity date of the term loan. At July 13, 2008, we had $138.7 million of borrowings under our term loan, $73.5 million of borrowing under our revolving credit facility, and letters of credit outstanding of $4.5 million. Loan origination costs associated with the amended credit facility and the net outstanding balance of costs related to the original and subsequent amendment to the credit facility are $1.3 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of July 13, 2008.

Covenants. We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of July 13, 2008, we were in compliance with all debt covenants.

Debt Outstanding. Total debt outstanding increased to $221.5 million at July 13, 2008 from $153.7 million at December 30, 2007.

Capital Expenditures. Cash paid for capital expenditures, including capital lease obligations, was $42.0 million and $46.1 million for the twenty-eight weeks ended July 13, 2008 and July 15, 2007, respectively. These capital expenditures reflect ongoing construction of new restaurants as well as expenditures for facility improvements and infrastructure needs.

On May 19, 2008, we completed our acquisitions of 15 existing Red Robin® franchised restaurants from three franchise partners for a combined purchase price of $29.1 million, net of working capital adjustments. The purchase price was paid in cash, funded primarily through borrowings under our existing credit facility.

During fiscal year 2008, we expect capital expenditures to total approximately $80 to $85 million, including any 2008 acquisition consideration and the completed stock repurchase. We plan to open between 30 and 32 new company-owned restaurants in 2008, and we plan to continue our investment in restaurant remodels and capital improvements and expand our corporate infrastructure to support our growth model.  Excluding the 2008 restaurant acquisitions and stock repurchase, we expect all development capital expenditure needs to be self-funded.

Stock Repurchase. During the second quarter 2008, we purchased a total of 1,480,763 shares of our common stock for approximately $50.0 million with an average purchase price of $33.76 per share.  The funding for the repurchase was provided by borrowings under our credit facility.  In August 2008, the Company’s board of directors authorized an additional repurchase of up to $50.0 million of the Company’s equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010.

Future Liquidity.  We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for growing infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and the revolving bank credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, stock repurchase, capital expenditures and working capital requirements for at least the next twelve months.

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

Critical Accounting Policies and Estimates

We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgment. Information regarding the Company’s other significant accounting policies are disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of our consolidated financial statements.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. There were no asset impairment charges during the twenty-eight weeks ended July 13, 2008 and July 15, 2007.

Goodwill.  We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We completed our most recent goodwill impairment test in December 2007 and determined that there was no impairment losses related to goodwill. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to a write-down of the value of goodwill. At July 13, 2008, goodwill recorded in the consolidated balance sheet totaled $61.1 million.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board’s (FASB) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2009. We are currently evaluating the impact FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161).  SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2009. We are currently evaluating the impact SFAS 161 will have on our consolidated financial statements.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of July 13, 2008, we had $92.3 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $923,000 on an annualized basis.

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

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million.  The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate.  This hedge is highly effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and there were no gains or losses recognized in earnings during 2008.  As of July 13, 2008, the $1.2 million unrealized gain, net of taxes, on cash flow hedging instrument is reported in accumulated other comprehensive income.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended July 13, 2008. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 13, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

On August 31, 2005, Elliot Wilster commenced a stockholder derivative suit on behalf of the Company in the United States District Court for the District of Colorado (the Wilster Complaint). The action was brought against the Company as a nominal defendant and against the former chief executive officer, then-current board members and the Company’s former senior vice president and chief concept officer. The parties executed a settlement agreement on November 19, 2007. The settlement involved the Company paying $250,000 to plaintiff’s counsel, which was covered by the Company’s insurance, and the adoption by the Company of certain corporate governance measures. The settlement was approved by the Court and dismissal of the suit with prejudice was granted on June 6, 2008.  The time to appeal has expired and this matter is now closed.

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

The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. The Harper and Huggett cases were consolidated and on October 22, 2007, the court granted preliminary approval of the Harper/Huggett settlement. The class has begun to receive notice of the settlement, and claims are currently being processed. A hearing on the final settlement approval was set for March 10, 2008. However, on February 12, 2008, former legal counsel for Huggett filed a motion to intervene in the settlement. A hearing on a motion for final approval and fairness of the settlement and former counsel’s objection was held on May 19, 2008. Following oral argument, the court took all matters under advisement for ruling at a later date.  Final approval and dismissal with prejudice was granted on June 30, 2008.  The court denied all objections.  The court further granted $500,000 in attorneys’ fees to class counsel and none to Huggett’s former counsel.  On July 28, 2008 Huggett’s former counsel filed an appeal in the Ninth Circuit.  The Ninth Circuit has not issued a scheduling order for the appeal to date.

The Company has also entered into a settlement agreement in the Hill matter, which was preliminarily approved on November 19, 2007. The class has received notice of the settlement, and claims are currently being processed. The court granted final settlement approval on April 14, 2008. Once the claimants have been paid, this matter will be closed.

The Company has admitted no liability in connection with these settlements and has recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability. At July 13, 2008, approximately $638,000 related to the Hill matter had been funded to the third party administrator.  The recorded liability is an estimate subject to adjustment based on final actual claims paid.

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

See Note 8, Contingencies, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding certain legal proceedings to which the Company is a party.

Item 1A.                 Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008. There have been no material changes in our Risk Factors disclosed in our 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number		Total Number of Shares	Maximum Number of
	of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
June 2 — June 11, 2008	1,480,763	$33.76	1,480,763	—

These purchases were made pursuant to an authorization by the Company’s board of directors in 2007 for the repurchase of up to $50.0 million of the Company’s equity securities.  Under this authorization, repurchases of our common stock could be made from time to time in open market transactions and through privately negotiated transactions.  The timing and number of shares repurchased pursuant to the share repurchase authorization were subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.

During the third quarter of fiscal 2008, the Company’s board of directors authorized an additional repurchase of up to $50.0 million of the Company’s equity securities.  Under this authorization, repurchases of our common stock may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010.  This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  We have not made any purchases to date under this authorization.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of stockholders held on May 29, 2008.

		Number of Shares
Description of Matter		Voted For	Votes Withheld	Abstentions

1.	Election of Class III Directors

	Dennis B. Mullen	13,344,956	2,030,321

	Pattye L. Moore	10,419,860	4,955,417

2.	Adoption of the Company’s Amended and Restated 2007 Performance Incentive Plan	8,217,110	6,379,432	2,384

3.	Ratification of Appointment of Independent Registered Public Accounting Firm	15,353,723	20,944	609

•	There were 776,351 broker non-votes on proposal 2.

•

In addition to the elected directors, directors whose terms continued following the meeting are Edward T. Harvey Jr., Gary J. Singer, Richard Howell, J. Taylor Simonton and James T. Rothe.  The term of Benjamin Graebel expired at this stockholders’ meeting and he did not stand for re-election.

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

Red Robin Gourmet Burgers, Inc.

August 15, 2008	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer