Form 10-Q
period 2008-10-05
RED ROBIN GOURMET BURGERS INC
filed 2008-11-07
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008
Common Stock, $0.001 par value per share	15,461,909 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	October 5, 2008	December 30, 2007
Assets:
Current Assets:
Cash and cash equivalents	$6,033	$12,914
Accounts receivable, net	9,498	4,751
Inventories	12,715	10,367
Prepaid expenses and other current assets	7,450	9,246
Income tax receivable	473	4,760
Deferred tax asset	3,159	3,159
Restricted current assets—marketing funds	4,539	2,095
Total current assets	43,867	47,292
Property and equipment, net	432,151	399,270
Goodwill	61,265	56,299
Intangible assets, net	56,075	41,059
Other assets, net	4,639	4,869
Total assets	$597,997	$548,789

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$13,075	$9,263
Construction related payables	9,737	13,416
Accrued payroll and payroll related liabilities	25,402	29,146
Unredeemed gift certificates	7,436	10,789
Accrued liabilities	20,932	19,404
Accrued liabilities—marketing funds	4,539	2,095
Current portion of term loan notes payable	13,125	11,250
Current portion of long-term debt and capital lease obligations	650	558
Total current liabilities	94,896	95,921
Deferred rent	25,188	21,728
Long-term portion of term loan notes payable	122,763	133,125
Other long-term debt and capital lease obligations	87,464	8,813
Other non-current liabilities	4,180	4,760
Total liabilities	334,491	264,347
Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,954,205 and 16,793,057 shares issued; 15,461,925 and 16,793,057 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,492,280 and 11,517 shares, at cost	(50,125)	(83)
Paid-in capital	164,335	156,928
Accumulated other comprehensive income, net of tax	356	—
Retained earnings	148,923	127,580
Total stockholders’ equity	263,506	284,442
Total liabilities and stockholders’ equity	$597,997	$548,789

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007

Revenues:
Restaurant revenue	$205,286	$185,239	$659,086	$567,161
Franchise royalties and fees	3,299	3,422	11,367	12,349
Rent revenue	53	37	166	125
Total revenues	208,638	188,698	670,619	579,635

Costs and expenses:
Restaurant operating costs:
Cost of sales	48,705	42,345	156,558	130,079
Labor	68,300	63,272	222,395	194,455
Operating	36,236	30,589	113,139	93,344
Occupancy	13,977	11,347	43,195	34,943
Depreciation and amortization	12,248	10,660	38,777	32,819
General and administrative	15,659	14,786	52,588	47,762
Pre-opening costs	2,661	1,105	7,265	6,184
Asset impairment charge	928	—	928	—
Reacquired franchise and other acquisition costs	—	209	451	1,821
Legal settlement	—	—	—	1,653
Total costs and expenses	198,714	174,313	635,296	543,060

Income from operations	9,924	14,385	35,323	36,575
Other expense (income):
Interest expense, net	2,045	2,545	6,104	6,762
Other	7	(4)	(18)	15
Total other expenses	2,052	2,541	6,086	6,777

Income before income taxes	7,872	11,844	29,237	29,798
Provision for income taxes	1,698	3,671	7,894	9,237
Net income	$6,174	$8,173	$21,343	$20,561
Earnings per share:
Basic	$0.40	$0.49	$1.32	$1.24
Diluted	$0.40	$0.49	$1.31	$1.22
Weighted average shares outstanding:
Basic	15,303	16,666	16,113	16,635
Diluted	15,415	16,843	16,251	16,806

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 5, 2008	October 7, 2007
Cash Flows From Operating Activities:
Net income	$21,343	$20,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,777	32,819
Stock-based compensation expense	5,361	5,321
Asset impairment charge	928	—
Other, net	231	310
Changes in operating assets and liabilities, net of effect of acquisitions	219	12,355
Cash provided by operating activities	66,859	71,366

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	81	(420)
Acquisition of franchise restaurants, net of cash acquired of $55 and $35, respectively	(30,389)	(48,963)
Purchases of property and equipment	(65,223)	(59,614)
Cash used in investing activities	(95,531)	(108,997)

Cash Flows From Financing Activities:
Borrowings of long-term debt	135,900	166,000
Payments of long-term debt	(65,387)	(118,569)
Purchase of treasury stock	(50,042)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,456	1,873
Excess tax benefit related to exercise of stock options	278	573
Debt issuance costs	—	(594)
Payments of other debt and capital lease obligations	(414)	(4,712)
Cash provided by financing activities	21,791	44,571

Net change in cash and cash equivalents	(6,881)	6,940
Cash and cash equivalents, beginning of period	12,914	2,762
Cash and cash equivalents, end of period	$6,033	$9,702

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$4,216	$9,614
Interest paid, net of amounts capitalized	5,959	7,362

Supplemental Disclosure of Non-Cash Items:
Capital lease obligations incurred for equipment purchases	$156	$—
Accrued purchase price of franchise restaurants	—	643
Unrealized gain on cash flow hedge, net of tax	356	—

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At October 5, 2008, the Company operated 291 company-owned restaurants located in 31 states. The Company also has franchises.  As of October 5, 2008, there were 126 franchised-owned restaurants in 21 states and two Canadian provinces including one operated by the Company under a management agreement with a franchisee.  The Company currently does not sell new franchises, but does grant new territory to current franchisees from time to time. The Company operates its business as one reportable segment.

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

The Company’s quarter which ended October 5, 2008 is referred to as third quarter 2008, or the twelve weeks ended October 5, 2008; July 13, 2008, is referred to as second quarter 2008, or the twelve weeks ended July 13, 2008; the first quarter ended April 20, 2008, is referred to as first quarter 2008, or the sixteen weeks ended April 20, 2008; and, together the first, second and third quarters of 2008 are referred to as the forty weeks ended October 5, 2008. The Company’s quarter which ended October 7, 2007 is referred to as third quarter 2007, or the twelve weeks ended October 7, 2007; July 15, 2007, is referred to as second quarter 2007, or the twelve weeks ended July 15, 2007; the first quarter ended April 22, 2007, is referred to as first quarter 2007, or the sixteen weeks ended April 22, 2007; and, together the first, second and third quarters of 2007 are referred to as the forty weeks ended October 7, 2007.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board’s (FASB) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other Generally Accepted Accounting Principles (GAAP).  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact FSP 142-3 on its consolidated financial statements.

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

2.                      Acquisition of Red Robin Franchised Restaurants

Franchise Acquisitions in 2008

During the second quarter 2008, the Company completed its acquisitions of 15 existing Red Robin® franchised restaurants from three franchisees for a combined purchase price of $29.3 million.  The purchase price was paid in cash, funded primarily through borrowings under the Company’s existing credit facility.  In addition, on April 15, 2008, the Company completed the purchase of an entity that owned a Red Robin® franchise restaurant that was under construction in Eau Claire, Wisconsin, (Eau Claire) which was then opened by the Company on May 5, 2008.  The Company acquired the outstanding stock of the entity in exchange for $247,000 in cash and the assumption of indebtedness in the amount of approximately $850,000.  In addition to the above-described acquisitions of existing restaurants, the Company gained access to development rights where these restaurants are located — territories that were formerly subject to exclusivity provisions in the former area development agreements with the selling franchisees.  The combined revenue from the 15 existing restaurants was approximately $41.8 million in 2007.  The financial results of all 15 restaurants have been included in the Company’s financial results from their acquisition dates forward.

The acquisition of the 15 existing restaurants and Eau Claire was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). Based on a total purchase price of $30.0 million, net of a $451,000 charge related to the purchase of the restaurants, and the Company’s estimates of the fair value of net assets acquired, $5.0 million of goodwill was generated by the acquisition, which is not amortizable for book purposes but is amortizable and deductible for tax purposes.  The preliminary purchase price allocation is subject to revision after a more detailed analysis is completed.

The purchase price for the 15 restaurants and Eau Claire has been allocated as follows (in thousands):

Current assets	$974
Property and equipment	7,440
Goodwill	4,965
Intangible assets	16,398
Other assets	933
Current liabilities	(715)
Net assets acquired	29,995
Franchise acquisition costs	451
Total purchase price	$30,446

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

Managed Restaurant

Effective June 18, 2007, the Company assumed management of an existing restaurant location owned by California franchisees under a management services agreement. Under the terms of the management services agreement, the Company has assumed all operating responsibilities of this restaurant in exchange for a management fee equal to all the revenues from this restaurant. In accordance with FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities, management had determined that the Company is the primary beneficiary of the operations of this restaurant and therefore has consolidated its results of operations with the Company’s results since June 18, 2007, the date of the management services agreement.

Pro Forma Results (unaudited)

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the 2008 acquisition of the 15 existing Red Robin® franchised restaurants occurred at the beginning of the period presented as required by SFAS 141. Pro forma net income for the forty weeks ended October 5, 2008 excludes a nonrecurring $451,000 pre-tax charge, $329,000 net of tax, related to the reacquired franchise rights and other acquisition costs associated with the 2008 franchise acquisitions.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Twelve Weeks Ended	Forty Weeks Ended
(In thousands, except per share data)	October 7, 2007	October 5, 2008	October 7, 2007
Revenue	$197,892	$685,628	$610,173
Net income	8,625	22,212	20,377
Basic EPS	0.52	1.38	1.22
Diluted EPS	0.51	1.37	1.21

3.                      Restaurant Impairment

During the third quarter of fiscal 2008, the Company determined that two company-owned restaurants were impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144).  The Company recognized a non-cash asset impairment charge of $928,000 related to the impairment of these two restaurants.  The Company reviewed each location’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment.   The carrying amount of assets attributable to each location was compared to its fair value as determined by management with the assistance of a third-party valuation firm.  The impairment charge represents the excess of the locations’ carrying amount over their fair value.

4.                      Stock-Based Compensation

During the twelve weeks ended October 5, 2008, the Company issued approximately 19,000 options to purchase shares of its common stock to eligible employees with a weighted average grant date fair value of $7.52 per share and a weighted average exercise price of $25.98 per share.  For the forty weeks ended October 5, 2008, the Company issued approximately 547,000 options with a weighted average grant date fair value of $9.71 per share and a weighted average exercise price of $35.20 per share.  Compensation expense is recognized over the remaining weighted average vesting period which is approximately 2.1 years.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007
Risk-free interest rate	2.3%	4.1%	1.9%	4.6%
Expected years until exercise	2.7	2.5	2.7	2.6
Expected stock volatility	42.7%	40.6%	40.5%	39.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$7.52	$11.36	$9.71	$11.24

During the third quarter 2008, and in connection with an amendment to the employment agreement of its chief executive officer, the Company issued 50,000 shares of non-vested common stock to its chief executive officer with a grant date fair value of $29.38.  These non-vested shares vest in equal installments on December 31st of 2011 and 2012, so long as certain performance metrics for the year ended December 31, 2009 have been met.  For the forty weeks ended October 5, 2008, the Company has issued a total of 78,750 shares of non-vested common stock to its executive management team and to members of the Company’s board of directors with a weighted average grant date fair value of $31.63 and vests in installments on the anniversary dates ranging from one to four years.  During the forty weeks ended October 7, 2007, the Company had issued to its chief executive officer 97,000 shares of non-vested common stock with a grant date fair value of $41.54, 22,000 shares of which have already vested and the remaining 75,000 of which are subject to vesting in equal installments on December 31st of each of 2008, 2009 and 2010.  Compensation expense for the aggregate 153,750 shares of non-vested common stock is recognized over the remaining weighted average vesting period which is approximately 2.1 years.

Stock-based compensation, including options and non-vested shares, is recognized as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007
Restaurant labor	$298	$270	$961	$818
General and administrative	1,886	1,483	4,400	4,503
Total stock-based compensation expense	$2,184	$1,753	5,361	5,321

In addition, for the twelve and forty weeks ended October 5, 2008, $92,000 and $312,000, respectively, of stock-based compensation was recognized as capitalized development and is included in property and equipment in the condensed consolidated balance sheet. During the quarter ended October 5, 2008, approximately 10,000 options to purchase common shares were exercised and approximately 43,000 options were forfeited.  During the forty weeks ended October 5, 2008, approximately 51,000 options to purchase common shares were exercised and approximately 163,000 options were forfeited.

5.                      Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 5, 2008, approximately 1.9 million and 1.7 million stock options outstanding, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and forty weeks ended October 7, 2007, approximately 1.3 million stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007
Net income	$6,174	$8,173	$21,343	$20,561
Basic weighted-average shares outstanding	15,303	16,666	16,113	16,635
Dilutive effect of stock options	112	177	138	171
Diluted weighted-average shares outstanding	15,415	16,843	16,251	16,806

Earnings per share:
Basic	$0.40	$0.49	$1.32	$1.24
Diluted	$0.40	$0.49	$1.31	$1.22

6.                       Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in other operating expenses and expensed as incurred.  Such costs amounted to $5.7 million and $18.2 million for the twelve and forty weeks ended October 5, 2008, respectively and $4.1 million and $12.0 million for the twelve and forty weeks ended October 7, 2007, respectively.

Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to both a cooperative marketing fund and a national advertising fund (the Marketing Funds). These Marketing Funds are used for media production costs, purchases of media, for development and distribution of Red Robin® branded marketing materials, and for administrative costs. The Company’s portion of costs incurred by the Marketing Funds, in excess of contributions made, is recorded as general and administrative expenses on the Company’s financial statements. Restricted assets represent contributed funds held for future use.

7.                       Stock Repurchase

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

8.                       Interest Rate Swap and Other Comprehensive Income

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that is currently or expected to be outstanding under the Company’s amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million.  The agreement was designated as a cash flow hedge under which the Company is required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million. In exchange the Company will receive interest on a $120 million of notional amount at a variable rate that is based on the 3-month LIBOR rate.

The Company adopted SFAS No. 157, Fair Value Measurements, (SFAS 157) effective December 31, 2007 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS 157 to the consolidated financial statements as of October 5, 2008.  SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

  The interest rate swap discussed above falls into the Level 2 category under the guidance of SFAS 157. The fair market value of the interest rate swap as of October 5, 2008 was $585,000, $356,000 net of tax, which is recorded in Other Assets on the Company’s condensed consolidated balance sheet.  As of October 5, 2008, the unrealized gain (loss) associated with this cash flow hedging instrument is recorded in Accumulated Other Comprehensive Income, net of tax, on the Company’s condensed consolidated balance sheet.

Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended	Forty Weeks Ended
	October 5, 2008	October 5, 2008
Net income	$6,174	$21,343
Unrealized gain (loss) on cash flow hedge, net of tax	(847)	356
Total comprehensive income	$5,327	$21,699

The Company will reclassify any gain or loss from Accumulated Other Comprehensive Income, net of tax, on the Company’s condensed consolidated balance sheet to Other Expense (Income) on the Company’s condensed consolidated statements of income when the interest rate swap expires or at the time the Company chooses to terminate the swap.

9.                       Commitments and Contingencies

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

The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. Final approval of the settlement and dismissal of the matters with prejudice was granted on June 30, 2008.  The court granted $500,000 in attorneys’ fees to class counsel and none to Huggett’s former counsel.  The class has received notice of the settlement, and claims are currently being processed. On July 28, 2008, Huggett’s former counsel filed an appeal in the Ninth Circuit.  The Ninth Circuit has issued a scheduling order for briefs due in March and April 2009.

The Company has settled the Hill matter, for which final approval was granted on April 14, 2008. The class has been paid, this matter is closed.

The Company admitted no liability in connection with these settlements and recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability in the third quarter of fiscal 2007. At October 5, 2008, approximately $638,000 related to the Hill matter had been funded to the third party administrator.  The recorded liability is an estimate subject to adjustment based on final actual claims paid to the class.

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

10.                Subsequent Event

Subsequent to October 5, 2008, the Company’s stock price has declined significantly. The decline reduces the Company’s market capitalization below the Company’s carrying value of net assets and may require the Company to perform an additional impairment assessment at the end of the fourth quarter 2008, as this reduction may indicate a possible impairment of goodwill under the guidance of SFAS 142. The Company’s annual assessment for goodwill impairment is done as of the end of each fiscal year.  The Company will continue to monitor its stock price during the fourth quarter and there is the potential for a non-cash charge in the fourth quarter to recognize impairment losses on some or all of the Company’s goodwill asset if the stock price does not recover sufficiently. At October 5, 2008, the Company had $61.3 million of goodwill on its condensed consolidated balance sheet.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2008 and 2007 refer to the twelve and forty week periods ending October 5, 2008 and October 7, 2007, respectively, unless otherwise indicated.

Overview

The challenging macroeconomic environment continued during the third quarter ended October 5, 2008 with higher fuel costs, increased food commodity costs, and the failure of several investment and commercial banking institutions.  Credit markets have contracted as lending institutions have tightened lending policies and equity markets have also experienced extreme volatility.  Increasing lack of consumer confidence and pressures on guests’ discretionary income continue to result in a decline in restaurant revenue across the industry.  For the quarter ended October 5, 2008 and continuing into the fourth quarter of 2008, we experienced a decline in guest counts and comparable restaurant sales from prior year levels.  While the uncertainties in the industry will persist, we believe the long-term growth and profit opportunities remain strong for Red Robin.   In the near term, we are taking a measured approach to our 2009 development as we seek to deploy our capital in the most efficient way.  We plan on opening up to 20 new company-owned restaurants in 2009, of which 9 restaurants are currently under construction.  We believe we will fund all 2009 restaurant development from our operating cash flow.

The following summarizes the operational and financial highlights during the first forty weeks of fiscal 2008:

•

New Restaurant Openings. We opened 10 and 27 company-owned restaurants during the twelve and forty weeks ended October 5, 2008, respectively. While our new restaurants have seen a decline from the average weekly sales volumes of restaurants opened in the same period a year ago, our initiatives to reduce costs, both pre- and post-opening, and to normalize operations faster have been successful with a decrease in average per restaurant pre-opening costs.

•

Comparable Restaurant Sales. For the forty weeks ended October 5, 2008, the 233 restaurants in our current comparable base experienced a 0.6% increase in sales from these same restaurants last year. This increase was driven by a 4.0% increase in the average guest check partially offset by a 3.4% decrease in guest counts.

•

Franchise Acquisitions. We completed the purchase of 15 existing franchise restaurants and one restaurant that had been under construction for approximately $30.0 million, net of a $451,000 charge related to the purchase of the restaurants. In addition to the acquisition of these restaurants, we gained access to development rights where these restaurants are located – territories that were formerly subject to exclusivity provisions of the former area development agreements. The purchase price for each transaction, except the acquisition of one of the restaurants in New Jersey, is subject to post-closing purchase price adjustments. The combined revenue from the 15 existing restaurants was approximately $41.8 million in 2007. The financial results of all 15 restaurants have been included in our financial results from their acquisition dates forward.

•

Food Costs. The costs of many basic foods, including corn, wheat, soy beans and oil have increased in the past year. This has resulted in upward pricing pressures on almost all of our food costs categories including beef, dairy, steak fries and fry oil, and we expect that pressure to continue through 2008. We implemented price increases during fiscal 2008 which have helped to offset some of these increased costs.

•

Labor. Labor costs as a percentage of revenue decreased in the first forty weeks of 2008 by over 0.6% primarily due to our price increases and operational initiatives we have put into practice to focus on improving productivity of our controllable labor. These initiatives as well as our price increases helped offset minimum wage cost increases we are experiencing. We continue to expect that our labor costs in 2008 will be favorable compared to the prior year as we continue our focus on controllable labor initiatives and leverage our fixed labor costs with the menu price increases. However, minimum wage increases that are expected in 2009 will put further pressure on our labor costs.

•

National Media Advertising Campaign. In 2008, we expanded our national media advertising campaign that was started in 2007 by launching the campaign in February 2008 as compared to April 2007, and by airing more than double the number of weeks on-air in 2008 compared to 2007. This advertising campaign is funded by both company-owned and franchised restaurants that contribute 1.5% of their sales to a national advertising fund, up from 1.0% in 2007.  We believe the national media campaign has helped to build brand awareness and equity in both new and existing markets, and expand awareness of our presence as a national restaurant company. While we believe our brand health and sales are being positively impacted by this media, it is increasingly difficult to judge the effectiveness of advertising in an environment where consumers are pulling back on retail and restaurant spending.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007
Company-owned:
Beginning of period	281	240	249	208
Opened during period	10	5	27	23
Acquired during period	—	1	15	16
Closed during period	—	—	—	(1)
End of period	291	246	291	246

Franchised:
Beginning of period	123	133	135	139
Opened during period	3	2	7	13
Sold or closed during period	—	(1)	(16)	(18)
End of period	126	134	126	134

Total number of Red Robin® restaurants	417	380	417	380

Since October 5, 2008 and through November 4, 2008, we have opened three additional company-owned restaurants and our franchisees have also opened one additional restaurant.  We expect to open a total of 31 company-owned restaurants during fiscal 2008. We anticipate that our franchisees will open 10 restaurants during fiscal 2008.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2008	October 7, 2007	October 5, 2008	October 7, 2007
Revenues:
Restaurant	98.4%	98.2%	98.3%	97.9%
Franchise royalties and fees	1.6	1.8	1.7	2.1
Rent revenue	0.0	0.0	0.0	0.0
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.7	22.9	23.8	22.9
Labor (includes 0.1%, 0.1%, 0.1% and 0.1% of stock-based compensation expense, respectively)	33.3	34.2	33.7	34.3
Operating	17.7	16.5	17.2	16.5
Occupancy	6.8	6.1	6.6	6.2
Total restaurant operating costs	81.5	79.7	81.3	79.9
Depreciation and amortization	5.9	5.6	5.8	5.7
General and administrative (includes 0.9%, 0.8%, 0.7% and 0.8% of stock-based compensation expense, respectively)	7.5	7.8	7.8	8.2
Pre-opening costs	1.3	0.6	1.1	1.1
Asset impairment charge	0.4	—	0.1	—
Reacquired franchise and other acquisition costs	—	0.1	0.1	0.3
Legal settlement	—	—	—	0.3
Income from operations	4.8	7.6	5.3	6.3
Interest expense, net	1.0	1.3	0.9	1.2
Other	—	—	—	—
Income before income taxes	3.8	6.3	4.4	5.1
Provision for income taxes	0.8	1.9	1.2	1.6
Net income	3.0%	4.3%	3.2%	3.5%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2008	October 7, 2007	Percent Change	October 5, 2008	October 7, 2007	Percent Change
Restaurant revenue	$205,286	$185,239	10.8%	$659,086	$567,161	16.2%
Franchise royalties and fees	3,299	3,422	(3.6)%	11,367	12,349	(8.0)%
Rent revenue	53	37	43.2%	166	125	32.8%
Total revenues	$208,638	$188,698	10.6%	$670,619	$579,635	15.7%
Average weekly sales volumes:
Comparable restaurants	$62,182	$64,909	(4.2)%	$63,852	$64,459	(0.9)%
Non-comparable restaurants	56,111	59,299	(5.4)%	55,776	57,306	(2.7)%
2006 Acquired Restaurants(1)	—	—	—	—	83,836	—
2007 Acquired Restaurants(2)	—	63,870	—	61,335	64,652	—
2008 Acquired Restaurants(3)	54,562	—	—	54,701	—	—

(1)

2006 Acquired Restaurants refers to the 13 franchised Red Robin® restaurants we acquired during 2006. At the beginning of the third quarter 2007, the 2006 Acquired Restaurants entered into the comparable restaurant population and their average weekly sales volumes, from that time forward, are now included in the comparable restaurant category.

(2)

2007 Acquired Restaurants refers to 16 franchised Red Robin® restaurants we acquired during 2007 and one restaurant that we operate under a management agreement with a franchisee. Beginning the third quarter of 2008, these restaurants entered into the comparable restaurant population and their average weekly sales volume, from that time forward, are included in the comparable restaurant category.

(3)	2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during 2008.

The significant factors contributing to our increase in restaurant revenue for the twelve and forty weeks ended October 5, 2008 were restaurant openings and acquisitions.  Restaurant sales for the twelve and forty weeks ended October 5, 2008 for restaurants not in the comparable base contributed an increase of $14.6 million and $52.0 million of the increase in revenue, respectively, of which $17.4 million and $37.5 million was attributable to restaurants opened after the third quarter of fiscal 2007.  Restaurant sales for the 2007 and 2008 acquisitions contributed $9.7 million and $39.8 million of the increase in revenue for the twelve and forty weeks ended October 5, 2008, respectively.  Restaurants sales in the comparable base contributed to a sales decrease of approximately $4.3 million and a sales increase of approximately $0.2 million during the twelve and forty weeks ended October 5, 2008, respectively.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the third quarter 2008, there were 233 comparable restaurants compared to 184 comparable restaurants at the end of the third quarter 2007. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the third quarter 2008, there were 44 non-comparable restaurants versus 46 at the end of the third quarter 2007. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 4.2% decrease in average comparable restaurant weekly sales in the third quarter 2008 was primarily the result of the 2.2% decrease in comparable restaurant sales combined with the impact of the lower average weekly sales volumes of 9 less mature restaurants entering the comparable base.  The 0.9% decrease in average comparable weekly sales volumes for the forty weeks ended October 5, 2008 was primarily the result of the lower average weekly sales volumes of the 54 less mature restaurants entering the comparable base partially offset by the 0.6% increase in comparable base sales

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 3.6% and 8.0% for the twelve and forty weeks ended October 5, 2008, respectively. These decreases are primarily attributable to the $384,000 quarter over quarter and the $1.3 million year over year reductions in franchise royalties from the 2008 Acquired Restaurants.  Our franchisees reported that comparable sales decreased 2.9% for U.S. restaurants and increased 1.9% for Canadian restaurants in the third quarter of 2008 compared to third quarter 2007.  For the forty weeks ended October 5, 2008 and October 7, 2007, our franchisees reported comparable restaurant sales for U.S. restaurants increased 0.2% and Canadian restaurants increased 4.5%.

Cost and Expenses

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2008	October 7, 2007	Percent Change	October 5, 2008	October 7, 2007	Percent Change
Cost of sales	$48,705	$42,345	15.0%	$156,558	$130,079	20.4%
As a percent of restaurant revenue	23.7%	22.9%	0.8%	23.8%	22.9%	0.9%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. For the twelve and forty weeks ended October 5, 2008, cost of sales increased as a percentage of restaurant revenues over prior year due to higher raw material costs in almost every category and a shift in the mix of food versus beverage sales, with a decline in the sales of higher priced menu items and beverages, partially offset by menu price increases.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2008	October 7, 2007	Percent Change	October 5, 2008	October 7, 2007	Percent Change
Labor	$68,300	$63,272	7.9%	$222,395	$194,455	14.4%
As a percent of restaurant revenue	33.3%	34.2%	(0.9)%	33.7%	34.3%	(0.6)%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. For the twelve weeks ended October 5, 2008, labor costs as a percentage of restaurant revenue decreased from prior year due to lower costs for controllable labor, workers’ compensation and bonuses offset by deleverage of fixed expenses such as managers’ salaries.  For the forty weeks ended October 5, 2008, labor costs decreased due to lower controllable labor offset by deleverage of fixed expenses.

Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2008	October 7, 2007	Percent Change	October 5, 2008	October 7, 2007	Percent Change
Operating	$36,236	$30,589	18.5%	$113,139	$93,344	21.2%
As a percent of restaurant revenue	17.7%	16.5%	1.2%	17.2%	16.5%	0.7%

Operating costs include variable costs such as contributions to the advertising funds, local marketing expenses, restaurant supplies, utility costs, travel costs, and fixed costs such as repairs and maintenance costs. For the twelve weeks ended October 5, 2008, operating costs increased as a percentage of restaurant revenue due primarily to a 0.5% increase in contributions to the national advertising fund and higher utility costs.  For the forty weeks ended October 5, 2008, operating costs increased as a percentage of restaurant revenue due primarily to a 0.6% increase in contributions to the national advertising fund.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2008	October 7, 2007	Percent Change	October 5, 2008	October 7, 2007	Percent Change
Occupancy	$13,977	$11,347	23.2%	$43,195	$34,943	23.6%
As a percent of restaurant revenue	6.8%	6.1%	0.7%	6.6%	6.2%	0.4%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. As a percentage of restaurant revenue, occupancy costs for the twelve weeks ended October 5, 2008 increased over the prior year periods due to lower revenues on partially fixed costs and higher fixed rents related to new and acquired restaurants.  Many of the restaurants acquired from franchisees are

“build to suit” locations that typically bear a higher occupancy cost as a percentage of restaurant revenue.  As a percentage of restaurant revenue, occupancy costs for the forty weeks ended October 5, 2008 increased over the prior year periods due to higher fixed rents related to new and acquired restaurants and higher landlord-related costs charged through our lease agreements.  We believe occupancy costs as a percentage of restaurant revenue will increase for the remainder of 2008.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2008	October 7, 2007	Percent Change	October 5, 2008	October 7, 2007	Percent Change
Depreciation and amortization	$12,248	$10,660	14.9%	$38,777	$32,819	18.2%
As a percent of total revenues	5.9%	5.6%	0.3%	5.8%	5.7%	0.1%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense increased as a percentage of total revenues for the twelve and forty weeks ended October 5, 2008 compared to prior year due primarily to increased depreciation and amortization expense related to new and acquired restaurants and lower average restaurant sales volumes.

General and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2008	October 7, 2007	Percent Change	October 5, 2008	October 7, 2007	Percent Change
General and administrative	$15,659	$14,786	5.9%	$52,588	$47,762	10.1%
As a percent of total revenues	7.5%	7.8%	(0.3)%	7.8%	8.2%	(0.4)%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, leadership conference, professional and consulting fees and marketing costs. For the twelve and forty weeks ended October 5, 2008, general and administrative costs decreased as a percentage of total revenues due to lower performance-based bonus accruals in 2008 and lower spending for consulting and professional fees.  These decreases were partially offset by the impact of lower restaurant sales on primarily fixed costs.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2008	October 7, 2007	Percent Change	October 5, 2008	October 7, 2007	Percent Change
Pre-opening costs	$2,661	$1,105	140.8%	$7,265	$6,184	17.5%
As a percent of total revenues	1.3%	0.6%	0.7%	1.1%	1.1%	—%
Average per restaurant pre-opening costs	$262	$269	(2.6)%	$270	$281	(3.9)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the twelve weeks ended October 5, 2008 and October 7, 2007, reflect the opening of 10 and five new restaurants, respectively in each period presented.  Pre-opening costs for the forty weeks ended October 5, 2008 and October 7, 2007, reflect the opening of 27 and 23 new restaurants, respectively in each period presented.  For the twelve and forty weeks ended October 5, 2008, the average per restaurant pre-opening costs decreased over prior year due primarily to lower travel and labor costs for our new restaurant openings to reduce cost offsetting higher pre-opening occupancy expenses.

Asset Impairment Charge

During the third quarter of fiscal 2008, we determined that two company-owned restaurants were impaired in accordance with Statement of Financial Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144).  The Company recognized a non-cash asset impairment charge of $928,000 related to the impairment of these two restaurants.  We reviewed each restaurant’s past and present operating performance combined with

projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment.   The carrying amount of each restaurant was compared to its fair value as determined by management with the assistance of a third-party valuation firm.  The impairment charge represents the excess of the restaurants’ carrying amount over their fair value.

Reacquired Franchise and Other Acquisition Costs

As a result of the acquisition of the 15 restaurants during the second quarter 2008, we incurred a total charge of $451,000, which is primarily related to avoided franchise fees, in accordance with Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists.  The $451,000 charge reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements.  See Note 2, Acquisition of Red Robin Franchised Restaurants, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition and related charge.

As a result of the acquisition of the 2007 Acquired Restaurants, we incurred a charge of $1.6 million, for the twelve and forty weeks ended October 7, 2007, relating to reacquired franchise rights of $14.3 million.   The $1.6 million charge also reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements.

Legal Settlement

During the twelve and forty weeks ended October 7, 2007, we recorded a $1.7 million charge related to the agreement to settle several legal proceedings against us in the state of California. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding these proceedings and the related charge.

Interest Expense, net

Interest expense was $2.0 million and $2.5 million for the twelve weeks ended October 5, 2008 and October 7, 2007, respectively and $6.1 million and $6.8 million for the forty weeks ended October 5, 2008 and October 7, 2007, respectively.  Interest expense in 2008 decreased from prior year due to a lower average interest rate of 4.2% versus 6.5% in 2007, partially offset by higher borrowings outstanding under our revolving credit facilities.

Provision for Income Taxes

The effective income tax rate for the third quarter 2008 was 21.6% compared to 31.0% for the third quarter 2007.  The effective tax rate for the forty weeks ended October 5, 2008 and October 7, 2007 was 27.0% and 31.0%, respectively. This decrease from 2007 is due to the leveraged effects of tax credits against our lower average taxable income.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased approximately $6.9 million to $6.0 million during the forty weeks ended October 5, 2008, compared to $12.9 million at the end of fiscal 2007. This decrease was due primarily to $50.0 million used for the buy back of approximately 1.5 million shares of our common stock, $65.2 million used for construction of new restaurants and expenditures for facility improvements, as well as $30.4 million used for the acquisition of the 15 Red Robin® franchised restaurants and one restaurant that had been under construction during the second quarter 2008.  These uses of cash were partially offset by $66.9 million of cash provided by operating activities and additional net borrowings under our credit agreement.  We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, repurchase stock and pay down debt.

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

Credit Facility.  Our existing credit facility permits us to have a more flexible capital structure and facilitates our growth plans.  The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and

(ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus 1.00% currently. The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.  Our credit facility is with a consortium of banks that include Wachovia Bank N.A., Wells Fargo Bank N.A., Bank of America N.A., Keybank N.A. and Suntrust Bank N.A.  We do not believe the recently announced proposed purchase of Wachovia Bank N.A. by Wells Fargo Bank N.A. will limit our ability to borrow under our existing credit facility.

According to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments beginning September 30, 2007 and ending on the maturity date of the term loan. At October 5, 2008, we had $135.9 million of borrowings under our term loan, $71.0 million of borrowing under our revolving credit facility, $8.0 million under our swingline loan and letters of credit outstanding of $4.5 million. Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendment to the credit facility are $1.3 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of October 5, 2008.

Covenants. We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, dividend payments, and requirements to maintain certain financial ratios. As of October 5, 2008, we were in compliance with all debt covenants.

Debt Outstanding. Total debt outstanding increased to $224.0 million at October 5, 2008 from $153.7 million at December 30, 2007.  The increase relates primarily to borrowing related to our acquisition of franchise restaurants in April 2008 and the repurchase of our common stock in July 2008.

Capital Expenditures. Cash paid for capital expenditures, including capital lease obligations, was $65.2 million and $59.6 million for the forty weeks ended October 5, 2008 and October 7, 2007, respectively. These capital expenditures reflect ongoing construction of new restaurants as well as expenditures for facility improvements and infrastructure needs.

On May 19, 2008, we completed our acquisitions of 15 existing Red Robin® franchised restaurants and one that had been under construction, from three franchisees for a combined purchase price of $30.4 million.  The purchase price was paid in cash, funded primarily through borrowings under our existing credit facility.

During fiscal year 2008, we expect capital expenditures to total approximately $80 to $85 million, including the 2008 acquisition consideration. We plan to open 31 new company-owned restaurants in 2008, and we plan to continue our investment in restaurant remodels and capital improvements and expand our corporate infrastructure.  We expect all development capital expenditure needs for the remainder of 2008 will be self-funded from cash generated from the operations of our restaurants.

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

Future Liquidity.  We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants or repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, stock repurchase, capital expenditures and working capital requirements for at least the next twelve months.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to increased commodity prices for certain foods we purchase at market rates including fuel surcharges, increased labor costs, higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants. Uncertainties related to higher costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact inflation may continue to have on our business during 2009.

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

Stock-Based Compensation Expense.  Under the fair value recognition provisions of the SFAS No. 123R, Share-Based Payment, we recognize stock-based compensation using the Black-Scholes option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. During the third quarter of fiscal 2008, we determined that two company-owned restaurants were impaired in accordance with SFAS 144.  The Company recognized a non-cash asset impairment charge of $928,000 related to the impairment of these two restaurants.  There were no asset impairment charges during the forty weeks ended October 7, 2007.

Goodwill.  We also evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock and is performed at our fiscal year end in December. We completed our most recent goodwill impairment test in December 2007 and determined that there was no impairment losses related to goodwill.  Subsequent to the end of the third quarter 2008, our stock price has declined significantly. The decline reduces our market capitalization below our carrying value and may require us to perform an additional impairment assessment at the end of the fourth quarter 2008, as this reduction may indicate a possible impairment under the guidance of SFAS 142.  The Company will continue to monitor its stock price and may perform additional analyses at the end of the fourth quarter 2008 if the stock price does not recover sufficiently. At October 5, 2008, goodwill recorded in the consolidated balance sheet totaled $61.3 million.  If the Company is required to perform an impairment analysis there is a potential for a non-cash charge in the fourth quarter to recognize impairment losses on some part or all of the goodwill.

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

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “believe”, “estimates”, “expect,” “intend”, “plan”, “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:  downturn in general economic conditions including severe volatility in financial markets and decreasing consumer confidence, resulting in changes in consumer preferences, or consumer discretionary spending;  potential fluctuation in our quarterly operating results due to economic conditions, seasonality and other factors; potential negative impact of the fluctuation of our stock price on our results and financial condition; changes in availability of capital or credit facility borrowings to us and to our franchisees; the adequacy of cash flows generated by our business to fund operations and growth opportunities; our ability to achieve and manage our planned expansion, including both in new markets and existing markets; our ability to successfully integrate the acquired franchise restaurants; the concentration of our restaurants in the Western United States and the associated disproportionate impact of macroeconomic factors; the availability and costs of food; changes in labor and energy costs and changes in the ability of our vendors to meet our supply requirements; labor shortages, particularly in new markets; lack of awareness of our brand in new markets; higher percentage of operating weeks from non-comparable restaurants; concentration of less mature restaurants in the comparable restaurant base; effectiveness of our initiative to normalize new restaurant operations; the effectiveness of our national advertising strategy; the ability to attract, motivate and retain qualified team members, particularly in new markets; finalization of purchase price and purchase price accounting adjustments related to the acquisition of the franchised restaurants; the ability of our franchisees to open and manage new restaurants; changes in the cost and availability of building materials and restaurant supplies; the effect of increased competition in the casual dining market; health concerns about our food products and food preparation; our ability to protect our name and logo and other proprietary information; the impact of federal, state or local government regulations relating to our team members or the sale of food or alcoholic beverages; the costs and expenses associated with pending and settled litigation; our franchisees’ adherence to our practices, policies and procedures; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2007 filed with the SEC.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of October 5, 2008, we had $94.9 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $949,000 on an annualized basis.

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

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million.  The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate.  This hedge is highly effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and there were no gains or losses recognized in earnings during 2008.  As of October 5, 2008, the $356,000 unrealized gain, net of taxes, on cash flow hedging instrument is reported in accumulated other comprehensive income.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended October 5, 2008. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 5, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. Final approval of the settlement and dismissal of the matters with prejudice was granted on June 30, 2008.  The court granted $500,000 in attorneys’ fees to class counsel and none to Huggett’s former counsel.  The class has received notice of the settlement, and claims are currently being processed. On July 28, 2008, Huggett’s former counsel filed an appeal in the Ninth Circuit.  The Ninth Circuit has issued a scheduling order for briefs due in March and April 2009.

The Company has settled the Hill matter, for which final approval was granted on April 14, 2008. The class has been paid, this matter is closed.

The Company admitted no liability in connection with these settlements and recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability in the third quarter of fiscal 2007. At October 5, 2008, approximately $638,000 related to the Hill matter had been funded to the third party administrator.  The recorded liability is an estimate subject to adjustment based on final actual claims paid.

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

See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, for additional information regarding certain legal proceedings to which the Company is a party.

Item 1A.                 Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the Securities and Exchange Commission on February 28, 2008.  Two additional risk factors are added at the end of the list of risk factors under Item 1A, to read in their entirety as stated below.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The restaurant industry has been affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns.  The recent disruptions in the overall economy and the volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumers’ restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our ability to fund our operations and to take advantage of growth opportunities.  In addition, these macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access, or comply with our covenants under, our credit facility and may result in a deceleration of the number and timing of restaurant openings.  Further, the disruption in the credit markets may adversely affect the availability of financing for our franchisees’ expansions and operations, and could affect our vendors’ ability to meet supply requirements. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

The recent significant decline in the market price of the Company’s common stock could adversely affect the Company’s results and financial position.

Goodwill of the Company is tested annually for impairment at the end of each fiscal year in accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result of the significant decline in the market price of the Company’s common stock subsequent to October 5, 2008, the Company’s market capitalization is below the Company’s carrying value. The Company will continue to monitor its stock price during the fourth quarter and there is the potential for a non-cash charge in the fourth quarter to recognize impairment losses on some or all of the Company’s goodwill asset if the stock price does not recover sufficiently. If it is determined that an impairment loss should be recognized on goodwill, the Company’s results and financial position could be adversely affected.

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

Red Robin Gourmet Burgers, Inc.

November 7, 2008	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer