Form 10-K
period 2008-12-28
RED ROBIN GOURMET BURGERS INC
filed 2009-02-26
CIK 1171759

Use these links to rapidly review the document
RED ROBIN GOURMET BURGERS, INC. TABLE OF CONTENTS
ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-49916

RED ROBIN GOURMET BURGERS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1573084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6312 S Fiddler's Green Circle, Suite 200N Greenwood Village, CO	80111
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ National Market) was $349.5 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

         There were 15,477,698 shares of common stock outstanding as of February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2009 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I

ITEM 1.    Business

Overview

        Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. Unless otherwise provided in this annual report on Form 10-K, references to "Red Robin," "we", "us", "our" and "the Company" refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. In fiscal 2008, we generated total revenues of $869.2 million. As of the end of our fiscal year on December 28, 2008, the system included 423 restaurants, of which 294 were company-owned, and 129 were operated under franchise agreements including one restaurant that was managed by the Company under a management agreement with the franchisee. This restaurant was acquired by the Company on December 31, 2008. As of December 28, 2008, there were Red Robin® restaurants in 40 states and two Canadian provinces.

History

        We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, to facilitate a reorganization of the company. The reorganization was consummated in August 2001, and since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock of Red Robin International, Inc., and our other operating subsidiaries through which we operate our company-owned restaurants. As of December 28, 2008, we had 21 franchisees operating 128 restaurants. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchises and Licensing Arrangements" for additional information about our franchise program.

Business Strategy

        Our vision is to be the most respected restaurant company in the world for the way we treat our team members, guests and stakeholders. To achieve this objective, we have developed the following strategies to profitably grow the business and deliver to our guests high-quality food in a fun and energetic dining environment with attentive and friendly service.

  •
  New restaurant growth.  We are pursuing a balanced approach to our 2009 new restaurant development as we seek to deploy our capital conservatively while recognizing the opportunities to increase market share in a period where others in the industry may reduce their presence. We opened 31 new company-owned restaurants in 2008 and 26 in 2007. In 2008, we took a measured approach to new unit growth even as we increased the number of new restaurant openings from 2007. We focused on operational and marketing strategies to quickly grow and stabilize profits in new restaurants and build brand awareness in our new markets. In view of the macroeconomic factors currently influencing the casual dining industry, as well as real estate development generally, in fiscal 2009 we plan to open 13 to 14 new company-owned restaurants.

    New restaurant openings (NROs) present specific challenges. Generally, new restaurants open with higher sales volumes than the average sales volumes of comparable restaurants (honeymoon period) but level off at a revenue volume lower than the average level of comparable restaurant sales for a period of time before reaching a comparable level of sales and profitability. We will continue to focus on operational and marketing strategies that are intended to accelerate or normalize profits and sales volumes of new restaurants more quickly than our historical experience.

  •
  Drive guest traffic through a strong marketing plan.  Red Robin has achieved significant improvements in brand awareness, largely driven by two consecutive years of national brand-building television advertising. The national media campaign, with our "Department of Deliciousness" theme, helped drive awareness and brand understanding, especially in newer, less-established Red Robin markets. The campaigns were effective in communicating and reinforcing Red Robin's key brand equities, including the brand's positioning as the gourmet burger expert and a restaurant chain that offers a fun, family friendly dining environment. Our third party research studies showed a peak in overall brand awareness beginning in the second half of 2008 that we have been able to maintain through 2008. Given the current economy and questionable effectiveness of television advertising in this environment (particularly given our own results from two television advertising tests supporting product and pricing news in the fourth quarter of 2008), we decided to leverage the awareness from our cable advertising and focus 2009 budgets on more targeted traffic and retention driving initiatives. Our marketing approach in 2009 will focus more on product-specific promotions while still supporting our strong brand equities. We will invest significantly more in our digital marketing plan and focus on targeted direct mail and other local initiatives that support product news and our value proposition of bottomless streak fries and beverages. We will expand our internet programs, strengthen the effectiveness of our brand website, www.redrobin.com, launch a new guest retention program and focus even more on increasing gift card sales.

  •
  Managing restaurant operating costs.  We are focused on managing our restaurant operating costs including food and other commodities, labor and benefits, restaurant supplies, utilities, occupancy and other operating costs. Macroeconomic and other external factors, such as increases in state minimum wage requirements and commodity price increases have and will continue to put pressure on our costs. We are pursuing strategies to mitigate the impact of these external factors, including continued labor productivity efforts, utility management programs and strategic commodity contracts, where available. In particular, we have launched a program to focus on certain restaurants whose overall financial results are not meeting expectations. We will implement action plans to improve results around labor, occupancy and other controllable costs for these restaurants.

Restaurant Concept

        Our menu features our signature product, the gourmet burger, which we make from premium quality beef, chicken, veggie or garden patties, pork, fish or turkey and serve in a variety of recipes. We offer a wide selection of buns and toppings for our gourmet burgers, including fresh guacamole, barbeque sauce, grilled pineapple, crispy onion straws, sautéed mushrooms, roasted Poblano pepper, bruschetta salsa, a choice of seven different cheeses, and even a fried egg. In addition to gourmet burgers, which accounted for approximately 56% of our total food sales in 2008, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers, salads, soups, pastas, seafood, other entrees, desserts and the Company's signature Mad Mixology® alcoholic and non-alcoholic specialty beverages. All of our gourmet burgers are served with our all-you-can-eat Bottomless Steak Fries®.

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

        We also strive to provide our guests with exceptional dining value. We have a per person average check of approximately $11.61, including beverages. We believe this price-to-value relationship differentiates us from our competitors, many of whom have significantly higher average guest checks, and it allows us to appeal to a broad base of consumers with a wide range of income levels. A low average guest check, combined with swift service and a kid-and family-friendly atmosphere further differentiates us from other casual dining restaurants.

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

Restaurant Site Selection

        We believe that site selection is critical to our success and thus we devote substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic and a highly visible site. Approved sites generally have a population of at least 70,000 people within a three-mile radius and at least 100,000 people within a five-mile radius. Sites generally require a strong daytime and evening population, adequate parking and a visible and easy entrance and exit. In addition, Red Robin typically selects locations with a demographic profile that includes a household income average of $65,000 or greater and that has a high population of families.

        In order to maximize our market penetration potential, we have developed a flexible physical site format that allows us to operate in a range of real estate venues located near high activity areas, such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. Our current prototype restaurant is a free-standing building with approximately 5,800 square feet and approximately 200 seats. Based on this prototype, our 2008 average cash investment for a restaurant was approximately $2.2 million, excluding land and pre-opening costs. We typically operate our restaurants under operating leases for land on which we build our restaurants. However, we have also begun to develop restaurants using in-line mall locations or conversion of existing restaurant structures. In 2009 we will continue to explore such prospects which allow us to capitalize on opportunities in certain real estate markets. Building in these locations significantly reduces the average cash investment while maintaining our presence in our preferred trade areas.

Operations

  Restaurant Management

        Our typical restaurant management team consists of a general manager, an assistant general manager, a kitchen manager and one or two assistant managers. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and developing of team members, as well as operating results. The kitchen manager is responsible for product quality, daily production, shift execution, food costs and kitchen labor costs. Most of our restaurants employ approximately 85 hourly team members, many of whom work part-time.

        We have recently developed leadership and team member selection processes to improve our selection and retention of team members who will thrive and prosper in the Red Robin culture. We try to identify seasoned leadership teams 12 months ahead of our new restaurant openings, especially those in new markets, with the expectation that seasoned leadership will support quicker profit normalization of new restaurants.

  Training

  New Restaurants

        Team members in a new restaurant complete a robust training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. In 2008, we continued to focus our training in new restaurants on key proficiencies to improve initial and sustained efficiencies. These training initiatives included re-defining and strengthening our hourly team member training during new restaurant openings. We have created a set of core competencies that each of our trainers must possess before they participate in a new restaurant opening. This allows us to maximize training time and resources required to prepare teams at our new restaurants. We also continue to enhance our manager training curriculum to better prepare new managers for the challenging environment that a new restaurant creates so they can confidently execute our processes, systems and values.

        Prior to opening a new restaurant, our training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team stays on-site during the first week of operation and an additional team of training support arrives for on-site support during the second and third weeks.

  On-going Training

        We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and production as well as the maintenance of our restaurants. Each restaurant has a core group of certified trainers who provide classroom and on-the-job instruction for new team members who must be certified for their positions by passing a series of tests. These trainers participate in a train-the-trainer seminar that provides them with knowledge and tactics to enable them to effectively coach our team members to meet our high standards.

        Restaurant managers are required to complete an intensive training program in one of our certified training restaurants that includes guest service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain ongoing training with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available and prepared for future restaurant openings. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference during which our general managers receive additional training on leadership, food safety, management systems, hospitality and other relevant topics on a rotating basis. We are launching initiatives in all of our restaurants in 2009 to reinforce training in areas that we believe are most important to our guests. In addition, in January of 2009 we launched a new leadership program that supports the development and growth of our operations leaders.

Food Preparation, Quality Control and Purchasing

        Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. We inspect specific qualified manufacturers and growers. Our purchasing team and restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association. Minimum cook temperature requirements and quality assurance checks ensure the safety and quality of burgers and other ingredients we use in our restaurants. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products and supplies, and, accordingly, orders from approved local suppliers and our national master distributor. The management team inspects all deliveries to ensure that the items received meet our quality specifications and negotiated prices. In 2009, we also engaged a third-party auditor to conduct inspections of our facilities.

        To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing team generally negotiates fixed price agreements with terms between one month and one year or monthly commodity pricing formulas. Chicken represented approximately 13.8% and hamburger represented approximately 12.5% of our food costs in 2008. Our contracts for chicken are fixed price contracts. Our contracts for beef have historically been based on current market prices plus a processing fee. However, in 2008, we entered into fixed price contracts for ground beef, which we believe significantly protected us from the rapid rise in ground beef prices during the first half of fiscal 2008. Our fixed price contract for chicken expires in December 2009 and our beef contract expired in December 2008. In 2009, we have entered into fixed contracts at prices above our 2008 contracted price for 100% of our ground beef volumes through June 2009 and approximately 40% of our ground beef volumes for the remainder of the fiscal year. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability. However, certain commodities remain subject to price fluctuations. We have identified competitively priced, high quality alternative manufacturers, suppliers, growers and distributors that are available should the need arise.

Restaurant Franchise and Licensing Arrangements

        As of December 28, 2008, we had 21 franchisees operating 128 restaurants in 21 states and two Canadian provinces, and we had 14 exclusive franchise area development arrangements with these franchisees. In 2008, our franchisees opened 10 new restaurants and we expect our franchisees to open between seven to eight new restaurants in 2009. Our two largest franchisees are Ansara Restaurant Group, Inc. with 19 restaurants located in Michigan and Ohio and Red Robin Restaurants of Canada, Ltd. with 18 restaurants throughout Alberta and British Columbia, Canada. Red Robin Restaurants of Canada, Ltd. is owned by an affiliate of Mach Robin, LLC, which is also a Red Robin franchisee. We are not actively seeking new franchisees. However, from time to time, we have, and may in the future grant additional territory to franchisees.

        Our typical franchise arrangement consists of an area development agreement and a separate franchise agreement for each restaurant. Our current form of area development agreement grants a franchisee the exclusive right to develop restaurants in a defined area over a defined term, usually a five-year period. Individual franchise agreements authorize the franchisee to operate the restaurant using our trademarks, service marks, trade dress, recipes, manuals, processes, operating systems and related items and typically have a term of 20 years, but give the franchisee the option to extend the term for an additional ten years if the franchisee satisfies certain conditions.

        Under our current form of area development agreement, at the time we enter into such agreements, we collect a $10,000 area development fee for each restaurant the franchisee agrees to develop. When a franchisee opens a new restaurant, we collect an additional franchise fee of $25,000. Under earlier forms of agreements with certain of our franchisees, these fees may be lower. We recognize area development fees and franchise fees as income when we have performed all of our material obligations and initial services, which generally coincide with the opening of the restaurant. Until earned, we account for these fees as deferred income, an accrued liability. Our current form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted restaurant sales. However, certain franchisees pay royalty fees ranging from 3.0% to 3.5% under agreements we negotiated with those franchisees in prior years.

  Franchise Compliance Assurance

        We actively work with and monitor our franchisees' performance to help them operate their restaurants successfully in compliance with Red Robin's systems and procedures. During the restaurant development phase, we assist the franchisee with site selection and provide them with our prototype building plans. We inspect the completed restaurant to assure that it conforms to the plans we approved. We provide trainers to assist the franchisee in the opening of the restaurant. We advise the franchisee on all menu items, management training, and equipment and food purchases. On an ongoing basis, we conduct brand equity reviews on all franchise restaurants to determine their level of effectiveness in executing our concept at a variety of operational levels.

        To continuously improve our operations, we maintain a franchise marketing advisory council, a franchise business advisory council, and a food and beverage committee. The councils advise us on issues of concern to our franchisees, and the food and beverage committee helps us determine which items we select for menu testing and which items we will feature in future promotions. We exchange best practices with and among the franchisees as we strive to attain a high level of franchisee buy-in and to assure the system is evolving in a positive direction.

Information Technology

        We have centralized financial and accounting systems for company-owned restaurants, which we believe are important in analyzing and improving profit margins. Our restaurants are enabled with information technology and decision support systems, which are designed to report daily, weekly and period-to-date information including sales, inventory and labor data. This technology includes industry specific pre-packaged solutions, as well as, custom-designed software that helps us optimize food and beverage costs and labor scheduling. These solutions have been integrated with our point-of-sales systems to provide daily sales and labor information that is important for analysis and decision support. We have also piloted new technology that obtains guest feedback via the Internet or a toll-free telephone number. Along with operational data, this feedback positions our managers to consistently improve the guest experience.

        We have strong focus on the protection of our guests' credit card information. Our point-of-sales systems have been designed and configured to guard against data loss. In addition, based on outside audits, we believe that our information management practices provide a strong foundation for data security.

Marketing and Advertising

        We build brand equity and awareness mainly through national and regional marketing and public relations initiatives. These programs are funded primarily through contractual contributions from all company-owned and franchised restaurants based on a percentage of sales. During 2008, we spent an aggregate of 3.8% of restaurant sales on marketing efforts. Because we are not pursuing our national television advertising campaign in 2009, but are investing more heavily in digital and target marketing initiatives, the amount we expect to spend on marketing efforts in 2009 will be approximately 2.5% of restaurant sales.

        Our main driver of brand awareness in 2008 and 2007 was advertising on national cable television. We ran 23 weeks of advertising using our "Department of Deliciousness" advertising campaign, as well as some advertising later in the year featuring Red Robin's "bottomless" steak fries and beverages to reinforce our value proposition. Based on a third-party research study, we drove significantly higher total brand awareness across all markets, with the biggest gains in less-established Red Robin markets. Red Robin has many digital/online initiatives that work well to target our current and prospective guests. These efforts increase brand understanding and encourage guests to visit the Company's website, www.redrobin.com.

        We are pleased with the level of awareness and brand understanding that was driven by two consecutive years of national cable television advertising. However, we will not pursue the national cable television advertising campaign in 2009, but will continue to reach current and prospective guests with a strong online advertising campaign. Our efforts will include strengthening our visibility through Internet search engine initiatives and online videos in the spring to support our new promotional Burnin' Love Burger®. In addition, we will support our gift card initiatives during the top two seasonal time periods for restaurant traffic—spring and the year-end holidays—with in-restaurant and online advertising.

        We will continue to support fun, new craveable burgers throughout the year via online support, direct mail and in-restaurant merchandising materials. We will continue to educate guests about our high food quality and standards and our bottomless value proposition.

        We will also continue regular outreach and dialog with our guests via our email club, the Red Robin "eClub." The eClub is an on-line membership through which our guests register their email addresses and provide their birth dates in order to get a free burger on their birthdays. In 2008, our eClub membership exceeded more than 1.7 million members.

        Public relations and local restaurant marketing are also key components to our marketing plan. We remain heavily involved with schools and organizations in our local communities. We support programs that help build traffic and brand relevance at the grassroots level. We generate media coverage with many of these events, charity partnerships, new restaurant openings and community activities such as our Special Olympics Tip-a-Cop programs, and , of course, our annual Gourmet Burger "Kids' Cook-off" which supports the National Center for Missing and Exploited Children.

        For the last three years, we have conducted ongoing independent research studies to monitor our brand equity scores and business drivers among both current and potential guests. The results continue to show that we have high guest retention and our guests recognize and appreciate what sets us apart, including our gourmet burgers, great quality, our fun family-friendly environment and our speed of service (or "gift of time"). We will recognize these strengths in future marketing communications. We have piloted a new study that obtains feedback via the web or a toll-free telephone number from guests shortly after visiting one of our restaurants. We plan to launch this guest satisfaction survey in all company and several franchise restaurants in first quarter 2009 and continue to monitor those results to identify opportunities to improve the experiences of our guests.

Team Members

        As of December 28, 2008, we had 27,089 employees, whom we refer to as team members, consisting of 26,788 team members at company-owned restaurants and 301 team members at our corporate headquarters and our regional offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

        We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance, and stock options for corporate team members and general managers and above. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement, as well as significant performance- based incentives tied to sales, profitability, certain qualitative measures and length of service.

Executive Officers

        The following table sets forth information about our executive officers:

Name	Age	Position
Dennis B. Mullen	65	Chairman of the Board and Chief Executive Officer
Eric C. Houseman	41	President and Chief Operating Officer
Katherine L. Scherping	49	Senior Vice President and Chief Financial Officer
Todd A. Brighton	51	Senior Vice President and Chief Development Officer
Susan Lintonsmith	44	Senior Vice President and Chief Marketing Officer
Annita M. Menogan	54	Senior Vice President, Chief Legal Officer and Secretary

        Dennis B. Mullen.    Mr. Mullen was appointed Chief Executive Officer and Chairman of the Board of Red Robin in August 2005. Prior to August 2005, Mr. Mullen served as a Director for Red Robin beginning in December 2002. Mr. Mullen currently serves as a trustee of the Janus Investment Fund (since 1971, chairman from March 2004 to December 2007), Janus Aspen Series (since 1993, chairman from March 2004 to December 2007), Janus Adviser Series (since 2000, chairman from March 2004 to December 2007) and Janus Capital Funds PLC, a Dublin, Ireland based non-U.S. fund (since 2004). Mr. Mullen has more than 30 years experience as a corporate executive in the restaurant industry and has served as Chief Executive Officer for several restaurant chains, including Cork n' Cleaver Restaurants of Denver, Colorado; Pedro Verde's Mexican Restaurants, Inc. of Boulder, Colorado; Garcia's Restaurants, Inc. of Phoenix, Arizona and BCNW, a franchise of Boston Chicken, Inc. in Seattle, Washington.

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

        Katherine L. Scherping.    Ms. Scherping joined Red Robin as Vice President and Chief Financial Officer in June 2005 and was promoted to Senior Vice President in 2007. From August 2004 until her employment with Red Robin, Ms. Scherping was the Controller for Policy Studies, Inc. in Denver, Colorado. From August 2002 until June 2003, she served as Chief Financial Officer and Treasurer of Tanning Technology Corporation in Denver, Colorado. From April 1999 until August 2002, Ms. Scherping served as Director of Finance and Treasurer of Tanning Technology Corporation. Ms. Scherping has over 26 years experience serving in various finance and accounting roles. Ms. Scherping is a Certified Public Accountant.

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

Competition

        The restaurant industry is highly competitive. We compete on the basis of the taste, quality, price of food offered, guest service, ambiance, location and overall dining experience. We believe that our guest demographics, our gourmet burger concept, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our competitors are well-established national, regional or local chains, and may have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and team members.

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

Government Regulation

        Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing requirements and regulations for the sale of alcoholic beverages and food. To date, we have been able to obtain or maintain any necessary licenses, permits or approvals. The development and construction of new restaurants is subject also to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor regulations and sales taxes.

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

Forward-Looking Statements

        From time-to-time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," "Legal Proceedings," "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements relate to, among other things:

  •
  business objectives and strategic plans, including the strength of our long-term growth and profit opportunities;

  •
  operating strategies;

  •
  our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number of new restaurants and the timing of such openings;

  •
  estimated costs of opening and operating new restaurants, including general and administrative, marketing and, franchise development costs;

  •
  expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

  •
  anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses;

  •
  the success of our advertising and marketing activities, including the effect on revenue and guest counts;

  •
  our ability to attract new guests and retain loyal guests;

  •
  acquisition of franchised restaurants and the successful integration of the acquired Red Robin franchised restaurants in New Jersey, Indiana, Minnesota and Wisconsin;

  •
  any future price increases and their impact on our revenue and profit;

  •
  future capital expenditures and the anticipated amounts of such capital expenditures;

  •
  our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service, capital expenditure, including restaurant development and working capital requirements in fiscal year 2009;

  •
  the sufficiency of the supply of commodities and labor pool to carry on our business;

  •
  anticipated restaurant closings and related impairment charges;

  •
  anticipated interest and tax expense;

  •
  impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; and

  •
  expectations regarding competition and our competitive advantages.

        Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

        In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; regional mall and lifestyle center traffic trends; increased competition in the casual dining restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

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

Risks Related to Our Business

Our operating results may fluctuate significantly due to various risks and unexpected circumstances, increases in costs, seasonality and other factors outside our control.

        We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be impacted negatively. These risks include but are not limited to: unfavorable general economic conditions in our country and in the markets in which we operate; decreases in consumer confidence and resultant changes in customer discretionary spending habits and shopping locales and preferences; downturns or delays in residential or commercial real estate development which influence our restaurant development; increases in energy costs, costs of food, supplies, maintenance, labor and benefits and other operating costs; material disruptions in our supply chain; changes in borrowings and interest rates; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill, and losses on restaurant closures; unanticipated expenses from natural disasters and repairs to damaged or lost property.

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

The decline in the economy and the financial markets may adversely impact our revenues and our results of operations, resulting in a deceleration in the number of restaurant openings, and adversely affect our ability to utilize or comply with the terms of our credit facility.

        The restaurant industry has been adversely affected by macroeconomic factors, including changes in national, regional, and local economic conditions, rising unemployment, crises in the housing markets, volatility in the financial markets and consumer spending patterns. The decline in the economy has reduced, and for the foreseeable future, may continue to reduce, consumer confidence and negatively impact consumers' restaurant spending in both the short term and long term, including the frequency of restaurant visits and a decrease in the amounts spent. Fewer visits and reduced spending could result in lower revenues and be harmful to our financial position and results of operations. Moreover, our restaurants are primarily located near high activity areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. A decline in development or in visitors to these centers near our restaurants, or in discretionary consumer spending could negatively affect our restaurant sales.

        As a result, decreased cash flow generated from our business may adversely affect our ability to fund our operations and to take advantage of growth opportunities and may result in a deceleration of the number and timing of restaurant openings. In addition, these macroeconomic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access, or comply with our covenants under our credit facility. Further, the disruption in the credit markets may adversely affect the availability of financing for our franchisees' expansions and operations, and could affect our vendors' ability to meet supply requirements. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Expanding our restaurant base is critical to our long-term success and our ability to open and profitably operate new restaurants is subject to factors beyond our control.

        Our strategy to expand our restaurant base depends in large part on our ability, and the ability of our franchisees, to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our expansion strategy and the success of new restaurants will depend upon numerous factors, many of which are beyond our control, including the following:

  •
  continued unstable, negative macroeconomic factors nationally and regionally that impact restaurant-level performance and influence our decisions on the rate of expansion, timing and the number of restaurants to be opened;

  •
  identification and ability to secure an adequate supply of available and suitable restaurant sites;

  •
  decreased availability of and increased competition for restaurant sites due to factors including cancelled, reduced or postponed commercial or residential development projects;

  •
  negotiation of favorable lease and construction terms;

  •
  cost and availability of capital to fund restaurant expansion and operation;

  •
  the availability of construction materials and labor;

  •
  our ability to manage construction and development costs of new restaurants;

  •
  timely adherence to development schedules;

  •
  securing required governmental approvals and permits and in a timely manner;

  •
  availability and retention of qualified operating personnel, especially managers;

  •
  competition in our markets and general economic conditions, that may affect our ability to influence consumer spending or choice;

  •
  our ability to attract and retain guests; and

  •
  our ability to operate at acceptable margins.

The change in our national advertising campaign strategy, and elimination of our cable television advertising in 2009, may negatively impact our results.

        In 2007 and 2008 we conducted national advertising campaigns on cable television and the Internet, in part to address the lack of brand awareness in new markets, and to strengthen brand awareness in all markets. In 2009, we do not intend to utilize national cable television to the extent to which it was used earlier in part because our third party studies indicated that brand awareness from the campaign peaked beginning in the second half of 2008. Accordingly, while we intend in 2009 to continue brand building and to promote more product specific news, through more targeted marketing efforts in digital media plan and local marketing, among other methods, this change in the national advertising strategy may negatively impact our results. Moreover, many of our competitors have successfully used national marketing strategies, including network and cable television, in the past and we may not be able to successfully compete against those established programs.

New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for three years or more.

        New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants open three years or more. Although new restaurants generally reach and maintain at least a minimal level of profitability within months of opening, these restaurants have generally taken three years or more to reach normalized operating levels due to inefficiencies typically associated with new restaurants. These include operating costs, which are often materially greater during the first several months of operation. Further, some, or all of our less mature restaurants may not attain operating results similar to those of our existing restaurants.

Our initiative to address normalizing new restaurant operations may not continue to have a positive impact on our new restaurant operations.

        In 2007, we undertook development of a number of programs designed to normalize new restaurant performance faster. These programs include systems and training practices for opening new restaurants designed to decrease the length of time for new restaurants to reach levels of unit sales volumes and profitability similar to more mature restaurants. While we believe that these programs had a positive impact on our new restaurant operations in 2007 and 2008 by facilitating increases in the average unit volumes of the restaurants and improved profit levels over restaurants opened in prior years, we cannot predict whether this initiative will continue to generate positive results.

Our expansion into new markets may present increased risks due to lack of guest familiarity with our brand in new areas and our lack of familiarity with the new market.

        While we believe our 2007 and 2008 national advertising campaigns were effective in increasing brand awareness in new markets, some of our new restaurants may be located in areas where there is limited or no market awareness of the Red Robin® brand and where we have little or no meaningful experience. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets.

Expansion into new geographic markets negatively impacts our ability to leverage costs, inventory, resources and operating efficiencies for new restaurants because of the limited number of new restaurants initially.

        As we expand into new markets and geographic territories, our operating cost structures and practices may not follow our experience in existing markets. For example, we will need to work with new developers with whom we may not be able to negotiate terms as favorable as in other areas or markets. Because there will initially be fewer restaurants in a given area, our ability is limited to effectively utilize regional supervision of restaurants; and to encourage food distributors to hold sufficient inventory which may lead to spot shortages. Further, development and operating costs may increase due to geographic distances between restaurants that increase purchasing, pre-opening, labor and transportation costs; and we may incur more marketing expense to build brand recognition in areas where we are not well known. In addition, performance of restaurants in new markets may be more unpredictable.

Our continuing focus on restaurant expansion through further penetrating existing markets could cause sales in some of our existing restaurants to decline.

        Our areas of highest concentration are Arizona, California, Colorado, Ohio, Oregon, Virginia and Washington. In accordance with our expansion strategy, we expect that approximately 54% of our new restaurants operating weeks in 2009 will be from restaurants opened in our existing markets. Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance and guest counts for existing restaurants near the area in which a new restaurant opens may decline due to the opening of the new restaurant.

Our ability to utilize our revolving credit agreement and our ability to raise capital in the future may be limited, which could adversely impact our business.

        Changes in our operating plans, continued expansion plans, franchise acquisition opportunities, lower than anticipated sales, increased expenses or other events, including those described in this section, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock. Additional debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

        Our current credit agreement contains a number of restrictive covenants that limit our ability to, among other things, engage in mergers, acquisitions, joint ventures and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens and pay dividends. Our revolving credit agreement also requires us to comply with specified financial ratios and tests. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Use of our credit facility for our recent acquisitions in 2007 and 2008, as well as our 2008 repurchase of shares of our common stock, reduced available capital under the credit agreement. In addition, the ability of our lenders to honor their commitments under the credit facility may be diminished in view of the current macroeconomic environment.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded.

        Some of our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If our franchisees experience difficulty in obtaining adequate financing, the lack of adequate availability of such financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

        Under our current form of area development agreement, franchisees must develop a predetermined number of restaurants in their area according to a schedule that lasts for the term of their development agreement. The current economic environment may affect our franchisees as well as us. Consequently, franchisees may not have access to management resources that they need to open the restaurants required by their development schedules, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. From time to time in the past, we have agreed to extend or modify development schedules for certain area developers, and we may do so in the future. Any of these problems could slow our growth and reduce our franchise revenues.

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

        Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality, as well as the impact of the current macroeconomic environment on our suppliers, may affect our food costs or cause a disruption in our supply chain. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increased costs associated with these suppliers, or may even necessitate negotiations with alternate suppliers. We cannot predict whether we will be able to anticipate and react to changing food costs by negotiating more favorable contract terms with suppliers or by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. Moreover, because we provide a "value-priced" product, we may not be able to pass along food cost increases to our guests in the form of menu price increases. In addition, the ability of our suppliers to meet our supply requirements upon favorable terms, if at all, may be impacted by the current macroeconomic environment.

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

Approximately 50% of our company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

        As of December 28, 2008, a total of 148 company-owned restaurants or approximately 50% of all Company-owned restaurants were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon and Washington). As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In recent years, these states have been more negatively impacted by the housing downturn and the overall economic crisis than other geographic areas. As a result, we have seen a more substantial decline in guest traffic at our restaurants in the Western United States, which has had a negative effect on our operations as a whole.

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

        Although due to the current economic environment, the pool of qualified, high-energy team members has increased, our success continues to depend in part upon our ability to attract, motivate and retain a sufficient number of such team members. From time to time, qualified individuals needed to fill these positions may be in short supply in some areas. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high team member turnover in existing restaurants, which could harm our business. Additionally, competition for qualified team members could require us to pay higher wages to attract sufficient team members, which could result in higher labor costs. Most of our team members are paid on an hourly basis. These team members are paid in accordance with applicable wage and hour regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

Changes in consumer preferences could continue to negatively impact our results of operations.

        The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our restaurants feature burgers, salads, soups, appetizers, other entrees, such as fajitas and pasta, desserts and our signature Mad Mixology® alcoholic and non-alcoholic beverages in a family-friendly atmosphere. While burger consumption in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of significant food discounting could influence our guests dining choices.

Our franchisees could take actions that could harm our business.

        Franchisees are independent contractors and are not our employees. We provide training and support to franchisees; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. While we try to ensure that the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot assure that our franchisees will avoid actions that adversely affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate these restaurants according to our standards.

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

        Consumer preferences could be affected by health concerns about food-related illness, the consumption of beef, the key ingredient in many of our menu items, or negative publicity or publication of government or industry findings concerning food quality, illness and injury. Further, consumers may react negatively to reports concerning our food products or health or other concerns or operating issues stemming from one or more of our restaurants. Such negative publicity, whether or not valid, may adversely affect demand for our food and could result in decreased guest traffic to our restaurants. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business and adversely affect our profitability.

We are subject to extensive government regulation that may adversely hinder or impact our ability to govern various aspects of our business including our ability to expand and develop our restaurants.

        Our business is subject to various federal, state and local government regulations, including those relating to the food safety and disclosure, alcoholic beverage control, public accommodations and public health and safety. These regulations are subject to continual changes and updating. Difficulties or failures in obtaining or maintaining the required licenses and approvals, or maintaining compliance with existing or newly enacted requirements, could delay the opening or affect the continued operation and profitability of one or more restaurants in a particular area.

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

        Various federal and state employment laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, labor relations, child labor regulations, sales taxes and discriminatory conduct. Additional government-imposed increases in federal and state minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for team members who receive tips, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

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

        Competition in the restaurant industry is increasingly intense. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets, to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. Many of our competitors are well established in the casual dining market segment and some of our competitors have substantially greater financial, marketing and other resources than do we. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract guests.

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

        We own real estate for 31 company-owned restaurants located in Arizona (3); Arkansas (2); California (2); Colorado (3); Georgia (1); Illinois (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (5); Pennsylvania (3); Virginia (4); and Washington (2). In addition, we own one property in Florida which is held for sale and a second property in Texas which we lease to others.

        Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 30, 2011. We lease small regional offices of less than 3,900 square feet in Seattle, Washington and Tustin, California under leases expiring in December 2010.

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

        The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett matter joined in the Harper settlement with no additional money being added to the settlement. Final approval of the settlement and dismissal of the matters with prejudice was granted on June 30, 2008. On July 28, 2008, Huggett's former counsel filed an appeal in the Ninth Circuit, but the case has been settled and the appeal was dismissed on December 18, 2008. In addition, the Company has settled the Hill matter, for which final approval was granted on April 14, 2008. The class has been paid and this matter is closed.

        The Company admitted no liability in connection with these settlements and recorded a charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlement liability in the third quarter of fiscal 2007. At December 28, 2008, all settled claims have been funded through a third-party administrator.

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

PART II

ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on The NASDAQ Global Select Market under the symbol RRGB. The table below sets forth the high and low per share sales prices for our common stock as reported by The NASDAQ Global Select Market for the indicated periods.

	Sales Price
	High	Low
2008
4th Quarter	$23.10	$7.49
3rd Quarter	31.18	22.76
2nd Quarter	43.58	22.55
1st Quarter	40.11	26.91
2007
4th Quarter	$44.30	$32.35
3rd Quarter	44.50	34.86
2nd Quarter	44.60	38.06
1st Quarter	43.25	33.05

        As of February 23, 2009, there were approximately 189 registered owners of our common stock.

Dividends

        We did not declare or pay any cash dividends on our common stock during 2008 or 2007. We currently anticipate that we will retain any future earnings for the operation and expansion of our business. In addition, our credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

        Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

        In 2007, the Company's board of directors authorized the repurchase of up to $50 million of the Company's equity securities. During the second quarter 2008, the Company purchased a total of 1,480,763 shares of the Company's common stock for approximately $50.0 million with an average purchase price of $33.76 per share.

        In August 2008, the Company's board of directors authorized an additional repurchase of up to $50.0 million of the Company's equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares have been repurchased under the plan.

Performance Graph

        The following graph compares the yearly percentage in cumulative total shareholders return on Common Stock of the Company since December 31, 2003, with the cumulative total return over the same period for (i) the Russell 3000 Index, (ii) a former peer group that we used in 2007 (2007 Peer Group) and (iii) a new peer group (2008 Peer Group). The 2007 Peer Group is composed of the following restaurant companies: BJ's Restaurants Inc., Brinker International Inc., Buffalo Wild Wings Inc., California Pizza Kitchen Inc., Cheesecake Factory Inc., Landry's Restaurants Inc., McCormick & Company Inc., Morton's Restaurant Group Inc., O'Charley's Inc., PF Chang China Bistro Inc., Ruby Tuesday Inc., Ruth's Chris Steak House Inc. and Texas Roadhouse Inc. The 2008 Peer Group is composed of the same companies, plus the addition of Panera Bread Company and Chipotle Mexican Grill, Inc.

        Pursuant to rules of the Securities and Exchange Commission ("SEC"), the comparison assumes $100 was invested on December 31, 2003 in the Company's Common Stock and in each of the indices.

        Also pursuant to SEC rules, the returns of each of the companies in the Peer Groups are weighted according to the respective company's stock market capitalization at the beginning of each period for which a return is indicated. Historic stock price is not indicative of future stock price performance.

        This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index, A 2007 Peer Group and A 2008 Peer Group

		Fiscal Years
	12/31/2003	2004	2005	2006	2007	2008
Red Robin Gourmet Burgers, Inc.	$100.00	$175.48	$167.25	$117.66	$104.99	$55.23
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
2007 Peer Group	100.00	112.36	111.66	115.86	89.12	59.15
2008 Peer Group	100.00	111.61	115.57	117.65	97.98	67.32

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

	Fiscal Year Ended(1)
	2008(2)	2007(3)	2006(4)	2005	2004
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
Restaurant revenue	$854,690	$747,530	$603,391	$471,860	$391,317
Franchise royalties and fees	14,323	15,792	15,131	13,850	11,769
Rent revenue	202	150	199	313	300

Total revenues	869,215	763,472	618,721	486,023	403,386
Costs and expenses:
Restaurant operating costs:
Cost of sales	203,463	171,236	136,470	109,419	93,280
Labor(5)	289,702	254,279	206,572	160,142	131,379
Operating	147,395	122,686	94,733	71,929	57,158
Occupancy	56,908	46,340	37,593	29,669	25,242
Depreciation and amortization	51,687	43,659	33,874	26,115	21,070
General and administrative(5)	59,807	57,695	46,420	32,015	28,452
Franchise development	4,597	4,069	4,985	4,651	4,046
Pre-opening costs	8,109	7,463	8,491	6,250	5,143
Asset impairment charge	1,906	—	—	—	—
Reacquired franchise costs	451	1,821	1,735	—	—
Legal settlement	—	1,653	—	—	—
Significant and unusual items, net(6)	—	—	—	1,543	—

Total costs and expenses	824,025	710,901	570,873	441,733	365,770

Income from operations	45,190	52,571	47,848	44,290	37,616
Other (income) expense:
Interest expense, net	8,237	9,231	5,567	2,969	2,384
Gain on sale of property	—	—	—	—	(257)
Other	14	42	(18)	77	89

Total other expenses	8,251	9,273	5,549	3,046	2,216

Income before income taxes	36,939	43,298	42,299	41,244	35,400
Provision for income taxes	9,813	12,647	12,937	13,858	12,019

Net income	$27,126	$30,651	$29,362	$27,386	$23,381

Earnings per share
Basic	$1.70	$1.84	$1.78	$1.68	$1.46

Diluted(8)	$1.69	$1.82	$1.75	$1.64	$1.43

Shares used in computing earnings per share
Basic	15,927	16,647	16,538	16,292	16,022

Diluted	16,047	16,817	16,736	16,656	16,406

Balance Sheet Data:
Cash and cash equivalents	$11,158	$12,914	$2,762	$3,340	$4,980
Total assets	609,737	548,789	450,598	334,421	264,501
Long-term debt, including current portion	222,572	153,746	113,971	58,524	47,743
Total stockholders' equity(7)	268,908	284,442	243,533	204,859	161,733
Cash Flow Data:
Net cash provided by operating activities	$91,164	$93,558	$78,525	$65,274	$54,374
Net cash used in investing activities	(113,124)	(125,195)	(136,863)	(83,331)	(68,404)
Net cash provided by financing activities	20,204	41,789	57,760	16,417	14,139
Selected Operating Data:
Average annual comparable restaurant sales volumes(8)	$3,231	$3,330	$3,314	$3,288	$3,210
Company-owned restaurants open at end of period	294	249	208	163	137
Franchised restaurants open at end of period	129	135	139	136	118
Comparable restaurant sales increase (decrease)(8)	(1.4)%	2.4%	2.4%	3.9%	7.5%

(1)
2006 was a 53-week fiscal year. All other periods presented include 52 weeks.

(2)
Fiscal year 2008 reflects the acquisition of 15 franchised restaurants and one restaurant that had been under construction from three franchisees. See Note 3, Acquisition of Red Robin Franchised Restaurants, of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

(3)
Fiscal year 2007 reflects the acquisition of 17 franchised restaurants in the state of California. See Note 3, Acquisition of Red Robin Franchised Restaurants, of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

(4)
Fiscal year 2006 reflects the acquisition of 13 franchised restaurants in the state of Washington.

(5)
Fiscal year 2008 includes stock-based compensation expense of $1.2 million and $5.6 million in restaurant labor costs and general and administrative costs respectively. Fiscal year 2007 includes stock-based compensation expense of $1.1 million and $5.8 million in restaurant labor costs and general and administrative costs, respectively. Fiscal year 2006 includes stock-based compensation expense of $894,000 and $4.9 million in restaurant labor costs and general and administrative costs, respectively.

(6)
Fiscal year 2005 reflects a net significant and unusual charge $1.5 million related to the retirement of the Company's then current chairman, president and chief executive officer, and the resignation of the Company's then senior vice president and former chief financial officer. The Company recorded a non-cash stock-based compensation expense of $2.8 million as well as receipt of $1.25 million of restitution from the former chairman and chief executive officer for reimbursement of travel and entertainment expenses that were inconsistent with the Company's policies.

(7)
Fiscal year 2006 earnings per basic and diluted share include approximately $0.11 per share related to an additional week.

(8)
Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2006 were calculated on a 53-week basis.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Our discussions for the fiscal years ending December 28, 2008 and December 30, 2007 refer to a 52-week period. Our discussion for the fiscal year ending December 31, 2006 refers to a 53-week period with the fifty-third week falling in the fourth quarter.

        As of December 28, 2008, we owned and operated, or franchised 423 Red Robin® restaurants in 40 states and Canada, of which 294 were company-owned and 129 were operated under franchise agreements including one franchise-owned restaurant managed by the Company under a management agreement. In fiscal 2009, we plan to open 13 to 14 new company-owned Red Robin® restaurants and we believe our franchisees will open between seven to eight new restaurants. As of February 23, 2009, we have opened four company-owned restaurants and our franchisees have opened two restaurant.

        Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

        The challenging macro-economic environment continued during fiscal 2008 with spikes in fuel costs, increased food commodity costs, and the failure of several investment and commercial banking institutions. Credit markets have contracted as lending institutions have tightened lending policies and equity markets have experienced extreme volatility and downward price movements. Increasing lack of consumer confidence and pressures on guests' discretionary income continue to produce declining restaurant revenue across the industry. In fiscal 2008, we experienced a 4.9% decline in guest counts and a 3% decline in average weekly comparable restaurant sales volumes from the prior year. Despite these external pressures, we were able to grow restaurant sales 14.3% in 2008 from the development of 31 new company-owned restaurants and the acquisition of 15 existing franchised-owned restaurants. In addition to pressures on our guests' spending, the restaurant industry has faced increased costs for food, labor and supplies. In 2008, we focused on cost reductions to mitigate increasing commodity and labor costs. However, while successful in managing many of these costs, we were unable to completely offset the decline in our profitability from those cost reduction initiatives. While we expect the uncertainties in the economy will continue to impact the restaurant industry in 2009, we believe the long-term growth and profit opportunities remain strong for Red Robin.

        The following summarizes the operational and financial highlights during fiscal 2008 and 2009 outlook:

  •
  New Restaurant Openings.  We opened 31 new company-owned restaurants during fiscal 2008. While our new restaurants have been impacted by the decline in guest visits, our initiatives to reduce costs, both pre- and post-opening, and to normalize operations faster have been successful. In the near term, we are taking a balanced approach to our 2009 development as we seek to deploy our capital conservatively while maintaining restaurant growth. We plan on opening 13 to 14 new company-owned restaurants in 2009. We believe we will fund all 2009 restaurant development from our operating cash flow.

  •
  Comparable Restaurant Sales.  For the fifty-two weeks ended December 28, 2008, the 241 restaurants in our current comparable base experienced a 1.4% decrease in sales from these same restaurants last year. This decrease was driven by a 4.9% decrease in guest counts partially offset by a 3.5% increase in the average guest check. Our restaurant revenues are significantly affected by changes in discretionary spending patterns, economic conditions, and cost fluctuations. Many of our guests are impacted by the current macroeconomic pressures and they have changed their discretionary spending patterns.

    Accordingly, we continuously strive to maintain and enhance the strength of our brand and to deliver memorable dining experiences that attract new guests and retain our already loyal guest. Because of declines in guest traffic combined with our decision to eliminate cable television advertising, we expect comparative restaurant sales to decline in 2009. However, we cannot project, with confidence, the impact reduced guest spending and less advertising will have on our restaurant sales.

  •
  Franchise Acquisitions.  We completed the purchase of 15 existing franchise restaurants and one restaurant that had been under construction for approximately $30.0 million, net of a $451,000 charge related to the purchase of the restaurants. In addition to the acquisition of these restaurants, we gained access to development rights where these restaurants are located—territories that were formerly subject to exclusivity provisions of the former area development agreements. The combined revenue from the 15 existing restaurants was approximately $41.8 million in 2007 (the last full year before we purchased the restaurants). In 2008, these acquisitions added $25.4 million of revenue to our total restaurant revenues. The financial results of all 15 restaurants have been included in our financial results from their acquisition dates forward.

  •
  Food Costs.  The costs of many basic foods, including corn, wheat, soy beans and oil increased in 2008. This has resulted in upward pricing pressures on almost all of our food costs categories including beef, dairy, steak fries and fry oil, and we expect that pressure to continue through 2009. We implemented price increases during fiscal 2008 which have helped to offset some of these increased costs. In addition, we mitigated the rising price increases for some of our commodities through favorable fixed pricing contracts in 2008. In 2009, we believe our two largest cost pressures are for ground beef used in our hamburgers and potatoes that are used to make our steak fries. In 2008, we had favorable fixed pricing for ground beef. In 2009, we expect an increase in ground beef prices above our 2008 contract, as we have locked 100% of our ground beef volumes through June 2009 and approximately 40% of our ground beef volumes above last year's contract price for the second half of 2009. The cost of our steak fries will increase in 2009 as many farmers planted higher profit crops during the 2008 planting season and, in turn, reduced the potato crops planted. We expect that we will have less ability to implement price increases to offset increased costs for the foreseeable future given the current pressures on our guests' discretionary income and the competitive landscape.

  •
  Labor.  Labor costs as a percentage of revenue decreased in fiscal 2008 by 0.1% primarily due to the price increases and operational initiatives we have put into practice to focus on improved productivity of our controllable labor. These initiatives as well as our price increases helped offset minimum wage cost increases we experienced in 2008. Minimum wage increases in 2009 will put further pressure on our restaurant-level profitability. In addition, lower comparable restaurant revenue will put additional deleverage pressure on our fixed labor costs.

  •
  National Media Advertising Campaign.  In 2008, we expanded our national media advertising campaign that was started in 2007 by launching the campaign in February 2008 as compared to April 2007, and by airing more than double the number of weeks on-air in 2008 compared to 2007. This advertising campaign was funded by both company-owned and franchised restaurants that in 2008 contributed 1.5% of their sales to a national advertising fund, which was up from 1.0% in 2007. We believe the national media campaign helped to build brand awareness and brand equity in both new and existing markets. Given the increased difficulty in measuring the effectiveness of national cable advertising in an environment where consumers are pulling back on retail and restaurant spending and our desire to reduce costs in this challenging environment, we will not run national cable advertising in 2009. This will result in reduced spending equal to approximately 0.25% of restaurant revenue in 2009. In 2009, our marketing strategy will be focused on expanding our national on-line and digital media advertising efforts as well as introducing a targeted direct mail campaign to support product specific news.

Unit Data and Comparable Restaurant Sales

        The following table details data pertaining to the number of restaurants for both company-owned and franchise locations for the years indicated.

	2008	2007	2006
Company-owned:
Beginning of period	249	208	163
Opened during period	31	26	32
Acquired from franchisees	15	16	13
Closed during period	(1)	(1)	—

End of period	294	249	208
Franchised:
Beginning of period	135	139	136
Opened during period	10	14	16
Sold or closed during period	(16)	(18)	(13)

End of period	129	135	139
Total number of Red Robin® restaurants	423	384	347

        On December 31, 2008, we acquired a restaurant that was managed by the Company under a management agreement with a franchisee.

Results of Operations

        Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2008	2007	2006
			(53 Weeks)
Revenues:
Restaurant	98.4%	97.9%	97.5%
Franchise royalties and fees	1.6	2.1	2.5
Rent revenue	—	—	—

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	23.8	22.9	22.6
Labor (includes 0.1%, 0.1% and 0.1% of stock-based compensation expense, respectively)	33.9	34.0	34.2
Operating	17.2	16.4	15.7
Occupancy	6.7	6.2	6.2

Total restaurant operating costs	81.6	79.5	78.7
Depreciation and amortization	5.9	5.7	5.5
General and administrative (includes 0.6%, 0.8% and 0.8% of stock-based compensation expense, respectively)	6.9	7.6	7.6
Franchise development	0.5	0.5	0.8
Pre-opening costs	0.9	1.0	1.4
Asset impairment charge	0.2	—	—
Reacquired franchise and other acquisition costs	0.1	0.2	0.3
Legal settlement	—	0.2	—

Income from operations	5.2	6.9	7.7

Other (income) expense:
Interest expense	0.9	1.2	0.9
Interest income	—	—	—

Total other expenses	0.9	1.2	0.9
Income before income taxes	4.3	5.7	6.8
Provision for income taxes	(1.1)	(1.7)	(2.1)

Net income	3.2%	4.0%	4.7%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
Restaurant revenue	$854,690	$747,530	14.3%	$603,391	23.9%
Franchise royalties and fees	14,323	15,792	(9.3)%	15,131	4.4%
Rent revenue	202	150	34.7%	199	(24.6)%

Total revenues	$869,215	$763,472	13.9%	$618,721	23.4%
Average weekly sales volumes:
Comparable restaurants	$62,128	$64,047	(3.0)%	$63,729	0.5%
Non-comparable restaurants	$55,640	$56,635	(1.8)%	$55,806	1.5%
2006 Acquired Restaurants(1)	$—	$83,836	—%	$83,798	—%
2007 Acquired Restaurants(2)	$61,335	$64,783	(5.3)%	$—	—%
2008 Acquired Restaurants(3)	$53,057	$—	—%	$—	—%

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

        Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $107.2 million, or 14.3%, from fiscal 2007. The significant factors contributing to our increase in restaurant revenue were restaurant openings and acquisitions. Fiscal 2008 restaurant sales for restaurants not in the comparable base contributed an increase of $66.7 million, of which $51.3 million was attributable to restaurants opened during fiscal 2008. A portion of the restaurant sales for the Acquired Restaurants contributed $47.1 million of the increase in restaurant revenue for the fifty-two weeks ended December 28, 2008. Restaurants sales in the comparable base experienced a sales decrease of approximately $6.6 million during fiscal 2008. The revenue growth in 2007 over 2006 was attributable to revenue from the 2006 Acquired Restaurants, the 2007 Acquired Restaurants and a 0.5% increase in comparable restaurant revenues from 2006. This increase in restaurant revenue was partially offset by decreased revenue from our non-comparable restaurants opened during 2006 and 2005. The increase in comparable restaurant revenues in 2007 was driven by a 3.4% increase in the average check partially offset by a 1.0% decrease in guest counts.

        Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of fiscal 2008, there were 241 comparable restaurants compared to 192 comparable restaurants at the end of 2007. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of fiscal 2008, there were 39 non-comparable restaurants versus 41 at the end of fiscal 2007. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 3.0% decrease in average comparable restaurant weekly sales in fiscal 2008 was primarily the result of decreased guest counts net of higher average guest checks in addition to 33 less mature restaurants and 17 acquired restaurants entering the comparable restaurant base since the end of fiscal 2007.

        Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 9.3% from 2007. The year over year decrease in franchise royalties and fees is primarily attributable to the respective $1.7 million and $1.0 million reduction in franchise royalties from the 2008 and 2007 Acquired Restaurants, partially offset by the 10 restaurants opened by our franchisees in 2008. Our franchisees reported that comparable sales decreased 1.1% for U.S. restaurants and increased 3.6% for Canadian restaurants in the year ended December 28, 2008. Franchise royalties and fees for 2007 increased due primarily to the 14 franchised restaurants opened by our franchisees in 2007, partially offset by the respective $1.0 million and $780,000 reduction in franchise royalties from the 2006 and 2007 Acquired Restaurants.

Costs and Expenses

Cost of Sales

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
Cost of sales	$203,463	$171,236	18.8%	$136,470	25.5%
As a percent of restaurant revenues	23.8%	22.9%	0.9%	22.6%	0.3%

        Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. As a percentage of restaurant revenues, cost of sales increased as a percentage of restaurant revenues over prior year due to higher raw material costs in almost every food category, a shift in the mix of food versus beverage sales, and a decline in the sales of higher priced menu items and beverages. These increased costs were partially offset by price increases implemented in April and June 2008.

        In 2007, cost of sales as a percentage of restaurant revenues increased to 22.9% compared to 2006, primarily due to higher commodity costs, including proteins and dairy products offset by lower poultry costs and leverage from price increases implemented between October 2006 and August 2007.

Labor

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
Labor	$289,702	$254,279	13.9%	$206,572	23.1%
As a percent of restaurant revenues	33.9%	34.0%	(0.1)%	34.2%	(0.2)%

        Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. Labor as a percentage of restaurant revenue for 2008 decreased over the prior year due to the benefit of price increases, lower controllable labor, decreased expenses for workers' compensation benefits and reduced bonus expense. These decreases were partially offset by deleverage of fixed expenses such as minimum wage increases, manager salaries and vacation expenses.

        In 2007, labor costs as a percentage of restaurant revenues decreased over the prior year due to the benefit of price increases, decreased expense for workers' compensation benefits and reduced bonus expense partially offset by increases for hourly wages due primarily to minimum wage increases.

Operating

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
Operating	$147,395	$122,686	20.1%	$94,733	29.5%
As a percent of restaurant revenues	17.2%	16.4%	0.8%	15.7%	0.7%

        Operating costs include variable costs such as restaurant supplies, advertising, including our national advertising fund contributions, energy costs, and fixed costs such as service repairs and maintenance costs. The increase in operating costs as a percentage of restaurant revenues is due primarily to a 0.6% increase in contributions to the national advertising fund.

        In 2007, operating costs as a percentage of restaurant revenue increased primarily due to contributions of 1.0% of restaurant revenues made to the national advertising fund beginning in April 2007 offset by a 0.5% of restaurant revenue reduction of historical marketing expense for local advertising such as radio.

Occupancy

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
Occupancy	$56,908	$46,340	22.8%	$37,593	23.3%
As a percent of restaurant revenues	6.7%	6.2%	0.5%	6.2%	—%

        Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. Our occupancy costs generally increase with sales volume but decline as a percentage of restaurant revenues as we leverage our fixed costs. As a percentage of restaurant revenues, occupancy costs increased over the prior year period due to properties with higher fixed rents relative to their sales volumes connected with new and acquired restaurants and higher landlord-related costs charged through our lease agreements.

        Occupancy costs as a percentage of restaurant revenue for 2007 were comparable to 2006 as higher fixed rents and higher real estate and property taxes were offset by decreases for general insurance.

Depreciation and Amortization

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
Depreciation and amortization	$51,687	$43,659	18.4%	$33,874	28.9%
As a percent of total revenues	5.9%	5.7%	0.2%	5.5%	0.2%

        Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and liquor licenses. Depreciation and amortization expense as a percentage of total revenues increased in 2008 due primarily to increased depreciation and amortization expense related to new and acquired restaurants and lower average restaurant sales volumes.

        In 2007, depreciation and amortization increased over 2006 primarily due to the increased depreciation and amortization for tangible and intangible assets related to the Acquired Restaurants.

General and Administrative

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
General and administrative	$59,807	$57,695	3.7%	$46,420	24.3%
As a percent of total revenues	6.9%	7.6%	(0.7)%	7.6%	—%

        General and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, professional and consulting fees and marketing costs. General and administrative costs as a percentage of total revenues for 2008 decreased as a percentage of total revenues due to lower performance-based bonus accruals in 2008 and lower spending for consulting and professional fees. These decreases were partially offset by the impact of lower restaurant sales volumes on primarily fixed costs. We expect general and administrative expenses to increase during 2009 due primarily to expected performance-based bonus accruals.

        Our 2007 general and administrative expenses as a percentage of total revenue remained flat compared to 2006 primarily due to decreased non-advertising related marketing expenses and leverage from fixed costs such as salaries and compensation expense offset by increased professional and consulting fees.

Franchise Development

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
Franchise development	$4,597	$4,069	13.0%	$4,985	(18.4)%
As a percent of total revenues	0.5%	0.5%	—%	0.8%	(0.3)%

        Franchise development costs include the costs of our franchise and operations support teams including salaries and benefits, travel and training expenses, and costs associated with our annual leadership conference. Franchise development expenses remained flat in 2008 primarily due to reduced spending in most major cost categories offset by an increase in expenses related to our leadership conference.

        Franchise development expenses in 2007 decreased over 2006 primarily due to reduced headcount and leveraged expenses of our franchise team to support the opening of 14 franchise restaurants partially offset by an increase in expenses related to our leadership conference.

Pre-opening Costs

(In thousands, except percentages)	2008	2007	2008-2007 Percent Change	2006	2007-2006 Percent Change
Pre-opening costs	$8,109	$7,463	8.7%	$8,491	(12.1)%
As a percent of total revenues	0.9%	1.0%	(0.1)%	1.4%	(0.4)%
Average per restaurant pre-opening costs	$264	$280	(5.7)%	$251	11.6%

        Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for 2008, 2007 and 2006 reflect the opening of 31, 26 and 32 new restaurants, respectively. Average per restaurant pre-opening costs represent total costs incurred for those restaurants that opened for business during the periods presented. The 2008 average per restaurant pre-opening costs decreased over prior year due primarily to lower travel and labor costs for our new restaurant openings which offset higher pre-opening occupancy expenses. We expect that pre-opening costs per restaurant in 2009 will be approximately $285,000 as we plan to open 13 to 14 new restaurants.

        The increases in our 2007 average pre-opening costs per restaurant over 2006 reflects higher training expenses for our new training programs. These training programs were designed to accelerate the development of proficiencies of each hourly team member to improve productivity and normalize operations of our new restaurants sooner than what we had experienced in the performance of restaurants opened prior to 2007.

Asset Impairment Charge

        In 2008 we recognized a total of $1.9 million of asset impairment charges. During the fourth quarter of 2008, we recognized non-cash asset impairment charges of $1.0 million related to the write-down of the carrying value of a portion of long-lived assets associated with four restaurants we plan to close during the first quarter of 2009. This decision, which was reached during the fourth quarter of 2008, was the result of an initiative to identify those restaurants, new or aged, that were in declining trade areas, performing under our minimum profitability levels and/or required significant capital expenditures. The locations selected for closure represent older restaurants whose leases were not extended or which were in need of significant capital improvement that are operating with lower profitability and are not projected to provide acceptable returns in the foreseeable future. We also anticipate additional charges of up to $800,000 will be recognized during the first quarter of 2009 related to lease terminations and other closing related costs for these four restaurants. In addition to impairment charges related to the planned restaurant closures, we recognized $0.9 million of non-cash impairment charges in the third quarter of 2008 for two restaurants that we expect to continue operations.

Reacquired Franchise Costs

        As a result of the acquisition of the 15 restaurants during the second quarter 2008, we incurred a total charge of $451,000, which is primarily related to avoided franchise fees, in accordance with Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. The $451,000 charge reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company's current royalty agreements. See Note 3, Acquisition of Red Robin Franchised Restaurants, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition and related charge.

        As a result of the acquisition of the 2007 Acquired Restaurants, we incurred a charge of $1.8 million relating to reacquired franchises. The $1.8 charge million reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company's current royalty agreements.

Legal Settlement

        During 2007, we recorded a $1.7 million charge related to the agreement to settle several legal proceedings against us in the state of California. See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information regarding these proceedings and the related charge.

Interest Expense

        Interest expense in 2008, 2007 and 2006 was $8.6 million, $9.6 million and $5.8 million, respectively. Interest expense in 2008 was lower than 2007 due to a lower weighted average interest rate of 4.0% versus 6.7% in 2007, partially offset by higher outstanding borrowings under our credit facility. Interest expense in 2007 was higher than 2006 due to higher outstanding borrowings under our credit facility partially offset by a lower weighted average interest rate of 6.7% versus 7.3% in 2006. We believe interest expense will decrease in 2009 due to a combination of expected lower average interest rates and the anticipated pay down of a portion of our outstanding debt with available cash flow from operations.

Provision for Income Taxes

        The provision for income taxes decreased $2.8 million, or 22.4%, to $9.8 million in 2008, from $12.6 million in 2007. The decrease was primarily due to lower taxable income and more favorable tax credits. Our effective income tax rate was 26.6% for 2008, 29.2% for 2007 and 30.6% for 2006. We anticipate that our 2009 effective tax rate will be approximately 27%.

Liquidity and Capital Resources

        General.    Cash and cash equivalents decreased $1.7 million to $11.2 million at December 28, 2008 from $12.9 million at the beginning of the fiscal year. This decrease was due primarily to $83.2 million used for construction of new restaurants and expenditures for facility improvements, $50.0 million used for the buy back of approximately 1.5 million shares of our common stock, as well as $30.0 million used for the acquisition of the 15 Red Robin® franchised restaurants and one restaurant that had been under construction during the second quarter 2008. These uses of cash were partially offset by $91.2 million of cash provided by operating activities and additional net borrowings under our credit agreement. We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, repurchase options in the tender offer, pay down debt and leave the potential to opportunistically repurchase some of our common stock.

        Credit Facility.    Our existing credit facility permits us to have a more flexible capital structure and facilitates our growth plans. The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus 1.00% currently. The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions. Our credit facility is with a consortium of banks that include Wachovia Bank N.A., Wells Fargo Bank N.A., Bank of America N.A., Keybank N.A. and Suntrust Bank N.A. among others. We do not believe the recent purchase of Wachovia Bank N.A. by Wells Fargo Bank N.A. will limit our ability to borrow under our credit facility or that any of our lenders will not be able to fulfill their lending commitments under our credit facility.

        With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007 and will end on the maturity date of the term loan. At December 28, 2008, we had $133.0 million of borrowings outstanding under our term loan, $82.0 million of borrowings and $4.1 million of letters of credit outstanding under our revolving credit facility. Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendment to the credit facility are $1.2 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 28, 2008. In addition to the required repayments on the term loan, we expect to utilize excess cash flow to reduce our debt during 2009.

        Covenants.    We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments. In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months' earnings before interest, taxes, depreciation and amortization (EBITA) adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations. As of December 28, 2008, we were in compliance with all debt covenants and expect to remain in compliance through fiscal 2009.

        Debt Outstanding.    Total debt outstanding increased to $222.6 million at December 28, 2008 from $153.7 million at December 30, 2007, due to additional borrowings to construct new restaurants, finance our franchise acquisition, repurchase outstanding common stock, and acquire other assets, offset by scheduled debt repayments and payments made on capital lease obligations. During the third quarter 2007, we paid off our outstanding collateralized notes payable balance of $4.3 million with funds provided through the term loan facility.

        Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 28, 2008 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$219,053	$14,226	$37,618	$167,209	$—
Capital lease obligations(2)	11,564	1,351	2,555	2,081	5,577
Operating lease obligations(3)	399,116	38,075	73,311	66,479	221,251
Purchase obligations(4)	16,107	16,107	—	—	—
Other non current liabilities(5)	3,258	—	1,183	384	1,691
Uncertain tax positions(6)	25	25	—	—	—

(1)
Long-term debt obligations represent borrowings under our credit agreement including interest of $5.3 million based on a 2.47% average interest rate. Outstanding letters of credit of approximately $3.9 million are included in the less than 1 year total and approximately $0.2 million are included in the 1-3 year total.

(2)
Capital lease obligations include interest of $4.0 million.

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

(6)
The total liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, at December 28, 2008 was approximately $322,000. The Company is not able to reasonably estimate the timing of future payments relating to $297,000 of non-current unrecognized tax benefits.

        Capital Expenditures.    Capital expenditures, including capital lease obligations, were $85.4 million, $82.8 million and $95.6 million in 2008, 2007 and 2006, respectively. Fiscal 2008, compared with fiscal 2007, includes higher expenditures for new restaurants as well as increases in facility improvements. The increase in cash flows utilized in 2007 compared with 2006 was primarily due to expenditures for new restaurant construction and remodeling.

        On May 19, 2008, we completed our acquisitions of 15 existing Red Robin® franchised restaurants and one that had been under construction, from three franchisees for a combined purchase price of $30.0 million. The purchase price was paid in cash, funded primarily through borrowings under our existing credit facility.

        In fiscal year 2009, capital expenditures are expected to be approximately $45 million. In addition to the construction of 13 to 14 new restaurants, we will continue our investment in restaurant remodels and capital improvements.

        Stock Repurchase.    During the second quarter 2008, we purchased a total of 1,480,763 shares of our common stock for approximately $50.0 million with an average purchase price of $33.76 per share. The funding for the repurchase was provided by borrowings under our credit facility. In August 2008, the Company's board of directors authorized an additional repurchase of up to $50.0 million of the Company's equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010.

        2009 Option Tender Offer.    On January 14, 2009, we commenced a cash tender offer for out-of-the-money stock options held by approximately 514 current employees. Approximately 1.6 million stock options were tendered by 433 team members. The gross proceeds of $3.5 million were paid on February 20, 2009. The stock options eligible for tender must have been granted prior to December 31, 2008 with an exercise price at or above $32.00 per share. Pursuant to the terms of the tender offer, eligible employees that elected to participate were required to tender all of their eligible options. As a result of the tender offer, the Company expects it will incur a one-time non-cash charge of approximately $4.0 million for all unvested eligible options which were tendered. This charge will be reflected in the fiscal first quarter of 2009 financial results and represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would have otherwise been expensed over their vesting period in the future if they had not been tendered.

        Financial Condition and Future Liquidity.    We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants or repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures and working capital requirements for at least the next twelve months. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.

Inflation

        The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in fiscal year 2008, due primarily to increased labor costs, higher energy costs, higher costs for certain supplies and petroleum based products, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2009.

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

        Impairment of Long-Lived Assets.    Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets and amortized intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management's estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

        Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. During 2008, we recorded $1.9 million of impairments of certain long-lived restaurants for two restaurants expected to close in the first quarter of 2009 and for two restaurants expected to continue operations. We may record future impairments for restaurants whose operating performance falls below current expectations.

        Goodwill.    We evaluate goodwill annually or more frequently if indicators of impairment are present. The evaluation is based upon a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock and is performed at our fiscal year end in December. We completed our most recent goodwill impairment test in December 2008 and determined that our estimated market capitalization as of December 28, 2008 fell below our carrying value. This indicated a possible impairment under SFAS 142. We have performed an additional impairment assessment and have determined that there is no goodwill impairment at the end of fiscal 2008. These assessments include our best estimates of economic and market conditions over the projection period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company will continue to monitor its stock price and may perform additional analyses during 2009 if the stock price does not recover sufficiently. At December 28, 2008, goodwill recorded in the consolidated balance sheet totaled $61.0 million.

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

Recent Accounting Pronouncements

        In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP 157-3 is effective and applies to prior periods for which financial statements have not been issued for interim or annual periods ending on or before December 30, 2008. The implementation of FSP 157-3 did not have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2009. We are currently evaluating the impact FSP 142-3 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company's financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, which will require us to adopt these provisions in fiscal 2009. We are currently evaluating the impact SFAS 161 will have on our consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 28, 2008, we did not have any minority interests. The adoption of SFAS 160 will not impact our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of December 28, 2008, we had $95.0 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $950,000 on an annualized basis.

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

        During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility. The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million. The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate. This hedge is highly effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and there were no gains or losses recognized in earnings during 2008. As of December 28, 2008, the $1.6 million unrealized loss, net of taxes, on cash flow hedging instrument is reported in accumulated other comprehensive income (loss).

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
Greenwood Village, Colorado

        We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 26, 2009

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 28, 2008	December 30, 2007
Assets:
Current Assets:
Cash and cash equivalents	$11,158	$12,914
Accounts receivable, net	5,611	4,751
Inventories	13,123	10,367
Prepaid expenses and other current assets	9,032	9,246
Income tax receivable	6,208	4,760
Deferred tax asset	3,366	3,159
Restricted current assets—marketing funds	1,590	2,095

Total current assets	50,088	47,292

Property and equipment, net	442,012	399,270
Goodwill	60,982	56,299
Intangible assets, net	51,990	41,059
Other assets, net	4,665	4,869

Total assets	$609,737	$548,789

Liabilities and Stockholders' Equity:
Current Liabilities:
Trade accounts payable	$11,966	$9,263
Construction related payables	9,747	13,416
Accrued payroll and payroll related liabilities	25,489	29,146
Unredeemed gift certificates	11,997	10,789
Accrued liabilities	20,385	19,404
Accrued liabilities—marketing funds	1,590	2,095
Current portion of term loan notes payable	10,313	11,250
Current portion of long-term debt and capital lease obligations	696	558

Total current liabilities	92,183	95,921

Deferred rent	26,790	21,728
Long-term portion of term loan notes payable	122,687	133,125
Other long-term debt and capital lease obligations	88,876	8,813
Other non-current liabilities	10,293	4,760

Total liabilities	340,829	264,347

Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 16,954,205 and 16,793,057 shares issued; 15,461,925 and 16,793,057 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 1,492,280 and 11,517 shares, at cost	(50,125)	(83)
Paid-in capital	165,932	156,928
Accumulated other comprehensive loss, net of tax	(1,622)	—
Retained earnings	154,706	127,580

Total stockholders' equity	268,908	284,442

Total liabilities and stockholders' equity	$609,737	$548,789

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Revenues:
Restaurant revenue	$854,690	$747,530	$603,391
Franchise royalties and fees	14,323	15,792	15,131
Rent revenue	202	150	199

Total revenues	869,215	763,472	618,721

Costs and expenses:
Restaurant operating costs:
Cost of sales	203,463	171,236	136,470
Labor	289,702	254,279	206,572
Operating	147,395	122,686	94,733
Occupancy	56,908	46,340	37,593
Depreciation and amortization	51,687	43,659	33,874
General and administrative expenses	59,807	57,695	46,420
Franchise development	4,597	4,069	4,985
Pre-opening costs	8,109	7,463	8,491
Asset impairment charge	1,906	—	—
Reacquired franchise and other acquisition costs	451	1,821	1,735
Legal settlement	—	1,653	—

Total costs and expenses	824,025	710,901	570,873

Income from operations	45,190	52,571	47,848
Other (income) expense:
Interest expense	8,557	9,629	5,759
Interest income	(320)	(398)	(192)
Other	14	42	(18)

Total other expenses	8,251	9,273	5,549

Income before income taxes	36,939	43,298	42,299
Provision for income taxes	9,813	12,647	12,937

Net income	$27,126	$30,651	$29,362

Earnings per share:
Basic	$1.70	$1.84	$1.78

Diluted	$1.69	$1.82	$1.75

Weighted average shares outstanding:
Basic	15,927	16,647	16,538

Diluted	16,047	16,817	16,736

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

						Accumulated Other Comprehensive Income/(Loss), net of tax
	Common Stock		Treasury Stock
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2005	16,485	$16	$11	$(83)	$137,294	$9	$67,623	204,859
Options exercised for common stock	101	1	—	—	1,657	—	—	1,658
Tax benefit on exercise of stock options	—	—	—	—	817	—	—	817
Non-cash stock compensation	—	—	—	—	6,297	—	—	6,297
Common stock issued through employee stock purchase plan	14	—	—	—	549	—	—	549
Net income	—	—	—	—	—	—	29,362	29,362
Realized loss on cash flow hedge, net of tax	—	—	—	—	—	(9)	—	(9)

Comprehensive income								29,353

Balance, December 31, 2006	16,600	17	11	(83)	146,614	—	96,985	243,533
FIN 48 adjustment	—	—	—	—	—	—	(56)	(56)
Options exercised for common stock	91	—	—	—	1,747	—	—	1,747
Tax benefit on exercise of stock options	—	—	—	—	640	—	—	640
Non-cash stock compensation	—	—	—	—	7,429	—	—	7,429
Issuance of restricted stock	97	—	—	—	—	—	—	—
Common stock issued through employee stock purchase plan	17	—	—	—	498	—	—	498
Net income	—	—	—	—	—	—	30,651	30,651

Comprehensive income								30,651

Balance, December 30, 2007	16,805	17	11	(83)	156,928	—	127,580	284,442
Options exercised for common stock	51	—	—	—	946	—	—	946
Tax benefit on exercise of stock options	—	—	—	—	326	—	—	326
Acquisition of treasury stock	—	—	1,481	(50,042)	—	—	—	(50,042)
Non-cash stock compensation	—	—	—	—	7,222	—	—	7,222
Issuance of restricted stock	79	—	—	—	—	—	—	—
Common stock issued through employee stock purchase plan	19	—	—	—	510	—	—	510
Net income	—	—	—	—	—	—	27,126	27,126
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(1,622)	—	(1,622)

Comprehensive income								25,504

Balance, December 28, 2008	16,954	$17	1,492	$(50,125)	$165,932	$(1,622)	$154,706	$268,908

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash Flows From Operating Activities:
Net income	$27,126	$30,651	$29,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,687	43,659	33,874
Provision (benefit) for deferred income taxes	6,670	(1,872)	4,722
Asset impairment charge	1,906	—	—
Amortization of debt issuance costs	310	387	306
Stock-based compensation	6,831	6,871	5,776
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(848)	(1,444)	284
Inventories	(1,961)	(1,018)	(1,395)
Prepaid expenses and other current assets	759	(4,920)	1,114
Income tax refund receivable	(1,448)	2,083	(5,867)
Other assets	(1,051)	(1,649)	(121)
Trade accounts payable and accrued liabilities	(3,879)	17,158	7,725
Deferred rent	5,062	3,652	2,745

Net cash provided by operating activities	91,164	93,558	78,525

Cash Flows From Investing Activities:
Purchases of property and equipment	(83,227)	(77,798)	(95,365)
Acquisition of franchise restaurants, net of cash acquired	(29,969)	(47,854)	(40,745)
Changes in marketing fund restricted cash	72	457	(753)

Net cash used in investing activities	(113,124)	(125,195)	(136,863)

Cash Flows From Financing Activities:
Borrowings of long-term debt	164,950	166,000	73,180
Payments of long-term debt and capital leases	(96,486)	(126,225)	(17,997)
Purchase of treasury stock	(50,042)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	1,456	2,245	2,207
Excess tax benefit related to exercise of stock options	326	363	817
Debt issuance costs	—	(594)	(447)

Net cash provided by financing activities	20,204	41,789	57,760

Net increase (decrease) in cash and cash equivalents	$(1,756)	$10,152	$(578)
Cash and cash equivalents, beginning of year	12,914	2,762	3,340

Cash and cash equivalents, end of year	$11,158	$12,914	$2,762

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

        Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At December 28, 2008, the Company operated 294 company-owned restaurants located in 31 states. The Company also sells franchises, of which there were 129 restaurants including one franchise-owned restaurant operated by the Company under a management agreement with a franchisee, in 21 states and two Canadian provinces as of December 28, 2008. The Company operates its business as one reportable segment.

        Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal years 2008 and 2007 include 52 weeks and fiscal year 2006 includes 53 weeks. The 2009 fiscal year will be 52 weeks ending December 27, 2009.

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

        Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties. The allowance for doubtful accounts as of December 28, 2008 and December 30, 2007 was approximately $128,000 and $261,000 respectively.

        Inventories—Inventories consist of food, beverages and supplies valued at the lower of cost (first-in, first-out method) or market. As of December 28, 2008 and December 30, 2007, food and beverage inventories were $4.8 million and $4.1 million, respectively, and supplies inventories were $8.3 million and $6.3 million, respectively.

        Restricted Current Assets-Marketing Funds—Restricted current assets are restricted solely for use by the Company's cooperative marketing fund programs and have been segregated from the Company's assets. All U.S. franchisees and Company restaurants contribute 2.0% of adjusted sales to one or more marketing funds to be used for future advertising in accordance with the terms of each program. Beginning fiscal 2009, the contribution will be reduced to 0.75% of adjusted sales. A liability related to the restricted current assets is recorded when the funds are received.

        Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled approximately $283,000 in 2008, $477,000 in 2007 and $575,000 in 2006.

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

        The Company capitalizes certain overhead related to the development and construction of its new restaurants. Capitalized overhead for the years ended December 28, 2008, December 30, 2007and December 31, 2006 were $3.3 million, $3.7 million and $3.6 million, respectively. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No such expense has been incurred in any of the fiscal years presented.

        Goodwill and Intangible Assets—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets, net are comprised primarily of lease acquisition costs, acquired franchise rights and the costs of purchased liquor licenses. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represented the acquired value of franchise contracts, are amortized over the term of the franchise agreements. Liquor licenses are amortized over the lives of the licenses.

        Goodwill, which is not subject to amortization, is evaluated for impairment annually or more frequently if indicators of impairment are present. The Company's annual test is performed as of the end of the fiscal year. Indicators of impairment may include, among others; a sustained significant decline in the expected future cash flows of the Company; a significant adverse decline in the Company's stock price and market capitalization; a significant change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the Company's consolidated financial statements.

        When required, the Company first tests goodwill for impairment by comparing the fair value of the Company with its carrying amount. Fair value is estimated using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management's best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The estimates of fair value using the income approach are validated by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the Company's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the Company.

        If the fair value exceeds the carrying amount of the reporting unit, goodwill is not deemed to be impaired, and no further testing would be necessary. If the carrying amount were to exceed the fair value, a second test to measure the amount of impairment loss, if any, would be performed.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        At December 28, 2008, the Company performed the first test of goodwill impairment. As part of the process for performing the first step of impairment, management estimated the Company's fair value utilizing the income approach described above to derive an enterprise value of the Company. This enterprise value was reconciled to the overall estimated market capitalization. The estimated market capitalization considers recent trends in the Company's market capitalization and an expected control premium, based on comparable transactional history. Based on the results of the step one impairment test, no impairment charges of goodwill were required.

        Even though it was determined that there is no goodwill impairment at December 28, 2008, continued declines in the value of the Company's stock price, declines in sales at our restaurants beyond the current forecasts, and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

        Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including land, property and equipment, and amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. During 2008, the Company recorded impairments of certain long-lived assets. See Note 4, Restaurant Impairment and Planned Closures. There were no impairments recorded in 2007 and 2006.

        Other Assets—Other assets consist primarily of assets related to the employee deferred compensation plan, unamortized debt issuance costs and various deposits. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's credit facility. Debt issuance costs as of December 28, 2008 and December 30, 2007 were $1.2 million and $1.5 million, respectively.

        Revenue Recognition—Revenues consist of sales from restaurant operations, franchise royalties and fees, and rental income. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. The Company recognizes a liability upon the sale of gift cards and recognizes revenue when these gift cards are redeemed in the restaurants.

        The Company typically grants franchise rights to independent contractors for a term of 20 years, with the right to extend the term for an additional ten years if they satisfy various conditions. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant's adjusted sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $495,000 and $757,000 as of December 28, 2008 and December 30, 2007, respectively. Area development fees are recognized proportionately with the

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the franchisee's reported adjusted sales.

        Advertising—Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $32.2 million, $23.6 million, and $16.1 million in 2008, 2007 and 2006, respectively, and are included in restaurant operating expenses and general and administrative expenses in the consolidated statements of income.

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

        Rent—Rent expense for the Company's leases, which generally have escalating rent payments over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is expensed in pre-opening costs. Tenant incentives used to fund leasehold improvement are recorded in deferred rent and amortized as reductions of lease rent expenses ratably over the term of the lease.

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

        Pre-opening Costs—Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant, travel expenses, wages and benefits for the training and opening teams, and food, beverage and other restaurant opening costs incurred prior to a restaurant opening for business.

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

        Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2008, 2007 and 2006, a total of 1.8 million, 1.3 million and 821,000 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

        The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2008	2007	2006
Net income	$27,126	$30,651	$29,362

Basic weighted average shares outstanding	15,927	16,647	16,538
Dilutive effect of stock options	120	170	198

Diluted weighted average shares outstanding	16,047	16,817	16,736

Earnings per share:
Basic	$1.70	$1.84	$1.78

Diluted	$1.69	$1.82	$1.75

        Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive loss as presented in the consolidated statements of stockholders' equity for 2008 consisted of the unrealized loss, net of tax, on the Company's cash flow hedge which will expire in March 2011.

        Employee Stock Compensation Plans—Effective December 26, 2005, the beginning of the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of Statement of Accounting Standards (SFAS) No. 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123R), using the modified prospective transition method and, therefore, has not retrospectively adjusted prior years' results. Under this transition method, stock-based compensation expense in fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted after December 26, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a graded vesting basis over the requisite service period of the award, which is generally the weighted option vesting term of three years. The Company estimated the forfeiture rate based on its historical experience during the preceding four fiscal years.

        The Company recognized total compensation expense related to all stock-based payment awards made to our employees and directors, including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (ESPP) of $6.8 million, $6.9 million and $5.8 million for the fiscal years ended December 28, 2008 December 30, 2007 and December 31, 2006

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

respectively. Stock-based compensation capitalized as part of fixed assets was $391,000, $558,000 and $521,000 for fiscal 2008, 2007 and 2006 respectively.

        Fair Value of Financial Instruments—Effective December 31, 2007, the Company adopted SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2), which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has elected to defer adoption of SFAS 157 for such non-financial assets and liabilities, which, for the Company, primarily includes long-lived assets, goodwill and intangibles for which fair value would be determined as part of related impairment tests, and the Company does not anticipate that full adoption in fiscal 2009 will materially impact the Company's consolidated financial statements.

        SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the measuring fair value. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

        The Company's interest rate swap discussed in Note 8, Borrowings, and its deferred compensation plan, discussed in Note 15, Employee Benefit Programs, are measured at fair value on a recurring basis in accordance with SFAS 157.

2. Recent Accounting Pronouncements

        In October 2008, the Financial Accounting Standards Board (FASB) issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. FSP 157-3 is effective and applies to prior periods for which financial statements have not been issued for interim or annual periods ending on or before December 30, 2008. The implementation of FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recent Accounting Pronouncements (Continued)

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company's financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2009. The Company is currently evaluating the impact SFAS 161 will have on the Company's consolidated financial statements.

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of Red Robin Franchised Restaurants

Franchise Acquisitions in 2008

        During the second quarter 2008, the Company completed its acquisitions of 15 existing Red Robin® franchised restaurants from three franchisees for a combined purchase price of $30.0 million. The purchase price was paid in cash, funded primarily through borrowings under the Company's credit facility. In addition, on April 15, 2008, the Company completed the purchase of an entity that owned a Red Robin® franchise restaurant that was under construction in Eau Claire, Wisconsin, (Eau Claire) which was then opened by the Company on May 5, 2008. The Company acquired the outstanding stock of the entity in exchange for $247,000 in cash and the assumption of indebtedness in the amount of approximately $850,000. In addition to the above-described acquisitions of existing restaurants, the Company gained access to development rights where these restaurants are located—territories that were formerly subject to exclusivity provisions in the former area development agreements with the selling franchisees. The financial results of all 15 restaurants have been included in the Company's financial results from their acquisition dates forward.

        The acquisition of the 16 restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). Based on a total purchase price of $30.0 million, net of a $451,000 charge related to the purchase of the restaurants, and the Company's estimates of the fair value of net assets acquired, $4.7 million of goodwill was generated by the acquisition, which is not amortizable for book purposes but is amortizable and deductible for tax purposes.

        The purchase price for the 16 restaurants has been allocated as follows (in thousands):

Current assets	$974
Property and equipment	11,290
Goodwill	4,683
Intangible assets	12,859
Other assets	933
Current liabilities	(715)

Net assets acquired	30,024
Franchise acquisition costs	451

Total purchase price	$30,475

        Of the $12.9 million of intangible assets, $10.1 million was assigned to franchise rights with a weighted average life of approximately 20 years and $2.8 million was assigned to leasehold interests with a weighted average life of approximately 20 years.

        As a result of the acquisition of the 16 restaurants, the Company incurred a total charge of $451,000, of which $402,000 is related to avoided franchise fees.

Franchise Acquisitions in 2007

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

Managed Restaurant

        On December 31, 2008, the Company completed the acquisition of a restaurant location owned by Morite of California that the Company had operated under a management services agreement. The Company had assumed management of the restaurant effective June 18, 2007. Under the terms of the management services agreement, the Company had assumed all operating responsibilities of this restaurant in exchange for a management fee equal to all the revenues from this restaurant. In accordance with FASB Interpretation No. 46 (Revised December 2003)—Consolidation of Variable Interest Entities, management had determined that the Company was the primary beneficiary of the operations of this restaurant and therefore has consolidated its results of operations with the Company's results since June 18, 2007, the date of the management services agreement.

Pro Forma Results (unaudited)

        The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the 2008, 2007 and 2006 acquisitions of the franchise restaurants occurred at the beginning of the period presented as required by SFAS 141. Pro forma net income for 2008 excludes a nonrecurring $451,000 pre-tax charge, $331,000 net of tax, related to the reacquired franchise rights and other acquisition costs associated with the 2008 franchise acquisitions, the pro forma net income for 2007 excludes the nonrecurring $1.8 million pre-tax charge, $1.3 million net of tax, related to the reacquired franchise rights of the 2007 franchise acquisition, and the pro forma net income for 2006 excludes the nonrecurring $1.7 million pre-tax charge, $1.2 million net of tax, related to the reacquired franchise rights of the 2006 franchise acquisition. Pro forma net income for 2007 does include the impact of the $1.7 million pre-tax charge related to a legal settlement. The pro forma

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of Red Robin Franchised Restaurants (Continued)

financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Years Ended
(In thousands, except per share data)	December 28, 2008	December 30, 2007	December 31, 2006
Revenue	$884,224	$828,067	$745,191
Net income	27,994	32,875	36,356
Basic EPS	1.76	1.97	2.20
Diluted EPS	1.74	1.95	2.17

4. Restaurant Impairment and Planned Closures

        The Company plans to close four restaurants during the first quarter of 2009 and we closed one in the fourth quarter of 2008. This decision, which was reached during the fourth quarter of 2008, was the result of an initiative to identify those restaurants, new or aged, that are in declining trade areas, performing below acceptable profitability levels and/or require significant capital expenditures. The locations selected for closure represent older restaurants whose lease were not extended, or were in need of significant capital improvement that are not projected to provide acceptable returns in the foreseeable future. During the fourth quarter of 2008, the Company recognized non-cash asset impairment charges of $1.0 million related to the write-down of the carrying value of a portion of long-lived assets associated with these restaurants. The Company also anticipates additional charges of up to approximately $800,000 will be recognized during the first quarter of 2009 related to lease terminations and other closing related costs.

        In addition to impairment charges related to the planned restaurant closures, the Company recognized $0.9 million of non-cash impairment charges in the third quarter of 2008 for two restaurants expected to continue operations. The Company reviewed each location's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The carrying amount of assets attributable to each location was compared to its fair value to determine the impairment charge required.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment

        Property and equipment consist of the following at December 28, 2008 and December 30, 2007 (in thousands):

	2008	2007
Land	$34,095	$34,146
Buildings	68,592	67,980
Leasehold improvements	370,023	312,273
Furniture, fixtures and equipment	173,207	145,292
Restaurant property leased to others	4,561	4,561
Construction in progress	19,513	18,345

	669,991	582,597
Accumulated depreciation and amortization	(227,979)	(183,327)

Property and equipment, net	$442,012	$399,270

        Depreciation and amortization expense on property and equipment, including assets under capital lease, was $47.5 million in 2008, $40.7 million in 2007 and $32.5 million in 2006.

6. Goodwill and Intangible Assets

        The following table presents goodwill as of December 28, 2008 and December 30, 2007 (in thousands).

	2008	2007
Balance at beginning of year	$56,299	$43,496
Acquisitions (See Note 3)	4,683	12,803

Balance at end of year	$60,982	$56,299

        The following table presents intangible assets subject to amortization as of December 28, 2008 and December 30, 2007 (in thousands):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$44,099	$(6,940)	$37,159	$33,718	$(4,656)	$29,062
Leasehold interests	13,034	(1,361)	11,673	10,590	(664)	9,926
Liquor licenses	6,887	(3,729)	3,158	4,876	(2,805)	2,071

	$64,020	$(12,030)	$51,990	$49,184	$(8,125)	$41,059

        In 2008, the Company recognized an impairment to its intangible assets subject to amortization relating to the restaurant impairment discussed in Note 4, Restaurant Impairment and Planned Closures. The impairment charge reduced the gross carrying amount of total intangibles by $848,000 and total accumulated amortization by $243,000. The aggregate amortization expense related to intangible assets

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Intangible Assets (Continued)

subject to amortization for 2008 and 2007 was $4.1 million and $2.9 million, respectively. The estimated aggregate amortization expense for the years ended December 27, 2009, December 26, 2010, December 25, 2011, December 30, 2012 and December 29, 2013 is $4.5 million, $3.9 million, $3.8 million, $3.6 million and $3.3 million, respectively.

7. Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities

        Accrued payroll and payroll related liabilities consist of the following at December 28, 2008 and December 30, 2007 (in thousands):

	2008	2007
Payroll	$7,675	$7,017
Corporate and restaurant bonuses	1,358	7,727
Workers compensation insurance reserve	4,071	4,679
Accrued vacation	6,559	4,035
Federal and state payroll taxes	3,885	3,789
Other	1,941	1,899

	$25,489	$29,146

        Accrued liabilities consist of the following at December 28, 2008 and December 30, 2007 (in thousands):

	2008	2007
State and city sales taxes	$5,767	$4,606
Interest rate swap	2,759	—
Real estate, personal property, state income and other taxes payable	2,476	2,315
General liability insurance reserve	2,323	1,965
Legal settlements accrual	100	1,663
Utilities	2,189	1,527
Credit card fees	1,193	1,189
Other	3,578	6,139

	$20,385	$19,404

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Borrowings

        Borrowings at December 28, 2008 and December 30, 2007 are summarized below (in thousands):

	2008	2007
Term loan facility, 2.48% weighted average interest rate	$133,000	$144,375
Revolving credit facility, variable interest rate based on an applicable margin plus LIBOR, 2.46% weighted average interest rate	82,000	—
Capital lease obligations, 13.83% average interest rate	7,572	9,371

	222,572	153,746
Current portion	(11,009)	(11,808)

Long-term debt	$211,563	$141,938

        Maturities of long-term debt and capital lease obligations as of December 28, 2008 are as follows (in thousands):

2009	$11,009
2010	19,512
2011	19,447
2012	167,846
2013	683
Thereafter	4,075

$222,572

        The Company's credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the LIBOR plus 0.50% to 1.00% depending on the Company's leverage ratios. The credit agreement also allows, subject to lender participation, the Company to increase the credit facility by up to an additional $100 million in the future. At inception, the Company borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund the 2007 acquisition of franchise restaurants as described in Note 3, Acquisition of Red Robin Franchised Restaurants. The term loan is scheduled to be repaid in consecutive quarterly installments of $2.8 million through June 2009, increasing to $4.7 million through March 2012 with an estimated final payment of $75.9 million in June 2012. Total repayments are estimated to be $15.0 million for calendar 2009, $18.7 million for calendar years 2010 and 2011, and $80.5 million for calendar 2012. At December 28, 2008, the Company had $133.0 million in outstanding borrowings under the term loan facility and $82.0 million in outstanding borrowings under the revolving credit facility. The fair market value of the credit facility as of December 28, 2008 and December 30, 2007 was approximately $200.0 million and $144.4 million, respectively. For 2007, the fair value of the Company's credit facility approximated its carrying amount, as the applicable interest rates approximated market rates. There is $7.6 million of outstanding borrowings recorded for the Company's capital leases as of December 28, 2008, which have an estimated fair value of $8.8 million. At December 30, 2007, the carrying amount of the Company's capital lease obligations was $9.4 million and the fair value was $10.0 million. Both the fair values of the Company's credit facility in 2009 and

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Borrowings (Continued)

capital leases have been estimated using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt.

        As part of the credit agreement, the Company may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. At December 28, 2008, the Company had letters of credit outstanding of $4.1million. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. The Company's obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company and certain owned real property. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure the respective obligations under the credit facility. Additionally, certain of the Company's real and personal property secure other indebtedness of the Company.

        Loan origination costs associated with the various amendments to the credit facility and the net outstanding balance of costs related to the credit facility are $1.2 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 28, 2008.

        During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to hedge the Company's floating interest rate on an aggregate of up to $120 million of debt that is currently or expected to be outstanding under the Company's credit facility. The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million. The agreement was designated as a cash flow hedge under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the borrowings. At December 28, 2008, the Company is required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million. In exchange, the Company will receive interest on a $120 million of notional amount at a variable rate that is based on the 3-month LIBOR rate. There was no hedge ineffectiveness in 2008. Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The fair market value of the interest rate swap as of December 28, 2008 was a loss of $2.8 million, $1.6 million net of tax, which is recorded in Other Non-current Liabilities on the Company's consolidated balance sheet. The Company's interest rate swap is measured at fair value on a recurring basis and is valued using Level 2 inputs.

        The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of December 28, 2008, the Company was in compliance with all debt covenants.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Supplemental Disclosures to Consolidated Statements of Cash Flows

	2008	2007	2006
	(In thousands)
Income taxes paid	$4,597	$13,227	$12,075
Interest paid, net of amounts capitalized	8,262	10,108	4,224
Purchases of property and equipment on account	9,747	13,416	9,500
Accrued purchase price of franchise restaurants	—	644	—
Capital lease obligations incurred for real estate and equipment purchases	399	—	264

10. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$1,079	$13,012	$6,078
State	2,064	1,507	2,137
Deferred:
Federal	5,892	(1,269)	4,757
State	778	(603)	(35)

	$9,813	$12,647	$12,937

        The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2008	2007	2006
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income taxes	4.5	2.3	2.6
General business and other tax credits	(13.7)	(8.6)	(7.8)
Other	0.8	0.5	0.8

Effective tax rate	26.6%	29.2%	30.6%

        The Company's total deferred tax assets and liabilities at December 28, 2008 and December 30, 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets	$29,040	$23,743
Deferred tax liabilities	(31,215)	(20,418)

Deferred tax assets (liabilities), net	$(2,175)	$3,324

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The Company's federal and state deferred taxes at December 28, 2008 and December 30, 2007 are as follows (in thousands):

	2008	2007
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$4,650	$4,409
Advanced payments	1,543	1,186
General business and other tax credits	361	361
Other current deferred tax assets	485	327
Other current deferred tax liabilities	(179)	(510)
Supplies inventory	(3,494)	(2,614)

Current deferred tax asset, net	$3,366	$3,159

	2008	2007
Non-current deferred tax assets and liabilities, net:
Deferred rent	9,072	7,500
Stock-based compensation	7,335	4,497
General business and other tax credits	595	985
Alternative minimum tax credits	1,262	1,262
Accrued compensation and related costs	373	813
Other non current deferred tax assets	271	2,403
Other non current deferred tax liabilities	(2,131)	(983)
Property and equipment	(22,663)	(14,683)
Franchise rights	(792)	(1,629)
Interest rate swap	1,137	—

Non-current deferred tax asset (liability), net	(5,541)	165

	$(2,175)	$3,324

        Realization of net deferred tax assets are dependent upon profitable operations and future reversals of existing taxable temporary differences. Although realization is not assured, the Company believes it is more likely than not that the net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets is considered realizable; however, it could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

        The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date. The Company also has general business and other tax credits totaling $918,000 available to offset future taxes which expire through 2023.

        On January 1, 2007, Red Robin adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under this interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be able to more likely than not sustain the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2005 through 2008 tax years.

        The following table summarizes the Company's unrecognized tax benefits (in thousands) for the year ended 2008:

December 30, 2007	$374
Increase due to current year tax positions	86
Settlements	(31)
Reductions related to lapses	(107)

December 28, 2008	$322

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $322,000. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. In 2008, no penalties were recorded and nominal amounts of interest were recorded on the tax liabilities identified.

11. Commitments and Contingencies

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

	2008	2007	2006
Minimum rent	$35,429	$28,750	$22,667
Percentage rent	3,273	3,152	2,745
Equipment rent under operating leases	789	821	587

	$39,491	$32,723	$25,999

        The Company leases certain of its owned land, buildings and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at December 28,

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

2008 and December 30, 2007 was $4.6 million in both periods, and related accumulated depreciation was $2.1 million and $1.9 million, respectively.

        Future minimum lease commitments and minimum rental income under all leases as of December 28, 2008 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2009	$1,351	$38,075	$150
2010	1,360	37,669	150
2011	1,195	35,642	150
2012	1,063	33,670	150
2013	1,018	32,809	150
Thereafter	5,577	221,251	337

Total	11,564	$399,116	$1,087

Less amount representing interest	(3,992)

Present value of future minimum lease payments	7,572
Less current portion	(696)

Long-term capital lease obligations	$6,876

        As of December 28, 2008 and December 30, 2007, property and equipment included $15.4 million and $17.4 million of assets under capital lease, respectively, and $6.4 million and $6.0 million of related accumulated depreciation, respectively.

        Contingencies—In January 2006, the Company was served with a purported class action lawsuit, Matthew Huggett v. Red Robin International, Inc. This lawsuit was filed in the Superior Court of the State of California and subsequently removed to federal district court in Orange County, California. The Huggett lawsuit alleged failure to comply with California wage and hour regulations, including those governing meal and rest periods, payment of wages upon termination and provision of itemized statements to employees, as well as unlawful business practices and unfair competition. In December 2006, the Company was served with two additional purported class action lawsuits alleging violations of California's wage and hour laws. William Harper v. Red Robin International, Inc. alleged failure by the Company to provide meal and rest breaks in compliance with California wage and hour regulations. Marie Hill vs. Red Robin International, Inc. alleged failure to pay overtime, misclassification of managers, and failure to pay for or provide meal and rest breaks.

        The Company has entered into settlement agreements in the Harper matter to settle all pending claims, including an extended class period to include putative class members in the Huggett matter. The plaintiff in the Huggett case joined in the Harper settlement with no additional money being added to the settlement. Final approval of the settlement and dismissal of the matters with prejudice was granted on June 30, 2008. On July 28, 2008, Huggett's former counsel filed an appeal in the Ninth Circuit, but the case has been settled and the appeal was dismissed on December 18 2008. The Company has settled the Hill matter, for which final approval was granted on April 14, 2008. The class has been paid and this matter is closed.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        The Company admitted no liability in connection with these settlements and recorded a combined charge of $1.7 million for the estimated payments, costs and administrative expenses of the settlements in the third quarter of fiscal 2007. At December 28, 2008, all settled claims have been funded through a third-party administrator.

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

12. Franchise Operations

        Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2008	2007	2006
Franchise royalties and fees
Royalty income	$13,964	$15,317	$14,540
Franchise fees	359	475	591

Total franchise royalties and fees	14,323	15,792	15,131

Franchise development costs
Payroll and employee benefit costs	937	817	1,609
General and administrative	3,659	3,252	3,376

Total franchise development costs	4,597	4,069	4,985

Operating income from franchise operations	$9,726	$11,723	$10,146

        The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised restaurant's adjusted sales. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $495,000 and $757,000 as of December 28, 2008 and December 30, 2007, respectively. Area development fees are dependent upon the number of restaurants in the territory as well as the Company's obligations under the area franchise agreement. Consequently, as the Company's obligations are met, area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned, and are calculated each period based on the franchisee's reported adjusted sales.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity

        In 2007, the Company's board of directors authorized the repurchase of up to $50 million of the Company's equity securities. During the second quarter 2008, the Company purchased a total of 1,480,763 shares of the Company's common stock for approximately $50.0 million with an average purchase price of $33.76 per share.

        In August 2008, the Company's board of directors authorized an additional repurchase of up to $50.0 million of the Company's equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares have been repurchased under the plan.

14. Stock Incentive Plans

        In 2007, stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 (the 2007 Stock Plan). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company's subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 1,824,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 3, 2017, unless terminated earlier by the Company's board of directors. As of December 28, 2008, options to acquire a total of 598,763 shares of the Company's common stock remain outstanding under this plan of which 33,413 were vested.

        The Company has four other stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 28, 2008, options to acquire a total of 1,485,383 of the Company's common stock remain outstanding under these plans of which 1,120,103 were fully vested. Options granted under these plans expire within ten years from the date of grant.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Incentive Plans (Continued)

        As of December 28, 2008, there was $4.5 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average vesting period of approximately 1.2 years for stock options and 1.9 years for the non-vested common shares.

        In January 2009, the Company announced that it was commencing an option tender offer for out-of-the-money stock options held by approximately 514 current employees and officers which expired on February 11, 2009. Refer to Note 17, Subsequent Event, for additional information.

Stock Options

        The table below summarizes the status of the Company's stock option plans (in thousands, except per share data and exercise price):

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,758	$38.55	1,354	$37.30	1,110	$34.11
Awards granted	568	34.48	650	39.22	460	41.70
Awards forfeited	(191)	40.75	(156)	41.55	(115)	42.37
Awards exercised	(51)	18.66	(90)	19.35	(101)	16.37

Options outstanding, end of year	2,084	$37.73	1,758	$38.55	1,354	$37.30

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding as of December 28, 2008	2,084	$37.73	7.38	$2,561
Options vested and expected to vest as of December 28, 2008(1)	1,978	$37.81	7.30	$2,505
Options exercisable as of December 28, 2008	1,154	$38.23	6.41	$2,263

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Incentive Plans (Continued)

        The following table summarizes information about stock options outstanding at December 28, 2008 (in thousands, except per share data, weighted average exercise price and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.80 - $35.58	428	5.71	$23.32	312	$21.30
$35.89 - $37.27	429	8.97	35.99	18	37.27
$37.80 - $39.01	421	8.12	38.93	193	38.91
$39.10 - $45.78	423	7.46	41.67	282	41.95
$45.79 - $60.98	383	6.52	50.09	349	50.04

	2,084	7.37	$37.73	1,154	$38.23

        The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model were as follows:

	2008	2007	2006
Risk-free interest rate	1.9%	4.5%	4.8%
Expected years until exercise	2.7	2.6	2.6
Expected stock volatility	40.6%	39.7%	36.3%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$9.52	$11.23	$11.21
Total intrinsic value of options exercised (in thousands)	$711	$1,843	$3,285

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

Non-vested Common Shares

        During the fiscal years ended December 28, 2008 and December 30, 2007, the Company issued non-vested common shares as permitted under the 2007 Stock Plan and the 2004 Stock Plan, respectively. The Company grants non-vested common shares to its directors, executive officers and other key employees. The non-vested common shares granted to directors are generally subject to a one year vesting requirement. The non-vested common shares granted to executive officers and other key employees are generally subject to a four year graded vesting requirement. The fair value of the non-vested common shares is based on the grant date market value of the common shares.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock Incentive Plans (Continued)

        The table below summarizes the status of the Company's non-vested shares under the 2007 Stock Plan and the 2004 Stock Plan (in thousands, except per share data and grant-date fair value):

	2008		2007
	Shares	Weighted Average Grant- Date Fair Value (per share)	Shares	Weighted Average Grant- Date Fair Value (per share)
Nonvested shares outstanding, beginning of year	97	$41.54	—	$—
Awards granted	79	31.63	97	41.54
Awards forfeited	—	—	—	—
Awards vested	(22)	39.01	—	—

Nonvested shares outstanding, end of year	154	$36.83	97	$41.54

15. Employee Benefit Programs

        Employee Deferred Compensation Plan—In January 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of bonuses and commissions each plan year. At December 28, 2008 and December 30, 2007, a liability for participant contributions and investment income thereon of $1.7 million and $2.4 million, respectively, is included in other non-current liabilities. To fund this plan the Company's plan administrator purchases corporate-owned whole-life insurance contracts on the related team members. The cash surrender value of these policies at December 28, 2008 and December 30, 2007, of $1.6 million and $2.4 million, respectively, is included in other assets, net. The carrying value of both the liability for participant contributions and investment income and the cash surrender value asset are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs.

        Employee Stock Purchase Plan—In June 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 89,251 shares under this plan, including 20,170 shares that were issued in 2008. A total of 210,749 shares remain available for future issuance. For 2008, in accordance with SFAS 123R, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 1.0% risk-free interest

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Programs (Continued)

rate; 0.5 year expected life; expected volatility of 41.9%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $3.34. For fiscal 2007, the average assumptions used in the model included a 3.9% risk-free interest rate; 0.5 year expected life; expected volatility of 39.8%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $6.87. In 2008 and 2007, the Company recognized $82,000 and $117,000, respectively, of compensation expense related to this plan.

        Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (401K Plan) which covers substantially all of its eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. In 2008 and 2007, the Company recognized approximately $247,000 and $167,000, respectively, of matching contribution expense.

16. Quarterly Results of Operations (unaudited)

        The following tables summarize the unaudited consolidated quarterly financial information for 2008 and 2007 (in thousands, except per share data):

	Q1 (16 weeks)	Q2(1) (12 weeks)	Q3(1) (12 weeks)	Q4(1) (12 weeks)	2008 (52 weeks)
Total revenues	$255,593	$206,388	$208,638	$198,596	$869,215
Income from operations	$12,711	$12,688	$9,924	$9,867	$45,190
Net income	$7,253	$7,916	$6,174	$5,783	$27,126
Basic earnings per share	$0.43	$0.49	$0.40	$0.38	$1.70
Diluted earnings per share	$0.43	$0.49	$0.40	$0.38	$1.69

	Q1 (16 weeks)	Q2(2) (12 weeks)	Q3(3) (12 weeks)	Q4(3) (13 weeks)	2007 (52 weeks)
Total revenues	$212,325	$178,612	$188,698	$183,837	$763,472
Income from operations	$13,278	$8,912	$14,385	$15,996	$52,571
Net income	$7,463	$4,925	$8,173	$10,090	$30,651
Basic earnings per share	$0.45	$0.30	$0.49	$0.60	$1.84
Diluted earnings per share	$0.44	$0.29	$0.49	$0.60	$1.82

    (1)
    Includes the results of operations of the 15 franchised restaurants acquired in May and June 2008.

    (2)
    Includes the results of operations of the 15 franchised restaurants acquired in June 2007.

    (3)
    Includes the results of operations of the franchised restaurants acquired in 2007 as well as one franchised restaurant operated by the Company under a management agreement.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Event

        On January 14, 2009, the Company commenced a cash tender offer for out-of-the-money stock options held by approximately 514 current employees and officers. The stock options eligible for tender must have been granted prior to December 31, 2008 with an exercise price at or above $32.00 per share. Pursuant to the terms of the tender offer, eligible employees that elected to participate were required to tender all of their eligible options. The tender offer expired on February 11, 2009. As a result of the tender offer, the Company will incur a one-time charge of approximately $4.0 million for all unvested eligible options that were tendered. This charge will be reflected in the fiscal first quarter of 2009 financial results and represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered. The Company paid $3.5 million for the approximate 1.6 million options tendered in the offer.

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

        There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2008. In making this assessment, the Company's management used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our assessment and those criteria, management believes that, as of December 28, 2008, the Company's internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 26, 2009

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

        Certain information required by Item 401 of Regulation S-K appearing under the caption "Directors and Nominees" in our 2009 Proxy Statement to be filed with the Securities and Exchange Commission (the "2009 Proxy Statement") is hereby incorporated by reference. The information required by Item 407(d)(4) and (d)(5) of Regulation S-K appearing under the caption "Audit Committee" in the section entitled "Corporate Governance" in our 2009 Proxy Statement is hereby incorporated by reference. The information required by Item 405 of Regulation S-K appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2009 Proxy Statement is hereby incorporated by reference.

        Information regarding our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.

        There have been no material changes to the procedures described in our 2008 Proxy Statement filed with the Securities Exchange Commission by which security holders may recommend nominees for election to our Board of Directors.

ITEM 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K appearing under the caption "Compensation Discussion and Analysis" in our 2009 Proxy Statement, is hereby incorporated by reference.

        The information required by Item 407(e)(4) and (e)(5) of Regulation S-K appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2009 Proxy Statement is hereby incorporated by reference, excluding the Compensation Committee Report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 201(d) and Item 403 of Regulation S-K appearing under the caption "Stock Ownership of Certain Persons" in our 2009 Proxy Statement is hereby incorporated by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by Item 404 and Item 407(a) of Regulation S-K appearing under the caption "Corporate Governance" in our 2009 Proxy Statement is hereby incorporated by reference.

ITEM 14.    Principal Accounting Fees and Services

        Information regarding principal accounting fees and services appearing under the caption "Principal Accountant Fees and Services" in our 2009 Proxy Statement is hereby incorporated by reference.

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
3.3	Second Amended and Restated Bylaws dated December 7, 2007, as amended February 11, 2009.
(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 filed as an exhibit to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).
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
(10.6)*	Dennis B. Mullen option agreement, dated August 25, 2005. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed with the SEC on August 31, 2005.

Exhibit Number	Description
(10.7)*	Second Amended and Restated Employment Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated March 10, 2008. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed with the SEC on March 14, 2008.
(10.8)*
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
(10.10)*
Restricted Stock Grant Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated August 15, 2008. Incorporated by reference to Exhibit 10.2 to our Form 8-K Current Report filed with the SEC on August 18, 2008.
(10.11)*
Letter Agreement between Red Robin Gourmet Burgers, Inc. and Dennis B. Mullen dated August 15, 2008. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed with the SEC on August 18, 2008.
(10.12)
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
(10.13)
Amended and Restated Security Agreement, dated as of June 15, 2007, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed with the SEC on June 21, 2007.
(10.14)*
Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 filed as an exhibit to our annual report on Form 10-K, dated March 12, 2004.
(10.15)*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K dated April 6, 2005.
(10.16)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Form 10-Q dated November 4, 2005.
(10.17)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Form 10-Q dated November 4, 2005.
(10.18)*	Red Robin Gourmet Burgers, Inc. Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Annex A of our Definitive Proxy Statement filed with the SEC on April 23, 2008.

Exhibit Number	Description
(10.19)*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to Form 10-K filed with the SEC on February 28, 2008.
(10.20)
Asset Purchase Agreement dated July 1, 2006 among Red Robin International, Inc., South Sound Red Robin, Inc., Zanner-Hubert, Inc., Northwest Robins, LLC and Washington Robins, LLC. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2006.
(10.21)
Amendment to Asset Purchase Agreement dated November 21, 2006 among Red Robin International, Inc., South Sound Red Robin, Inc., Zanner-Hubert, Inc., Northwest Robins, LLC and Washington Robins, LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed with the SEC on November 28, 2006.
(10.22)
Asset Purchase Agreement dated May 24, 2007 among Red Robin International, Inc., Top Robin Ventures, Inc. and Morite of California. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on June 1, 2007.
(10.23)
Asset Purchase Agreement dated as of April 15, 2008 among Red Robin International, Inc., Dane County Robins, Inc., Minnesota Robins, Inc. and Hennepin County Robins, Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 27, 2008.
(10.24)
Employment and Consulting Agreement dated February 19, 2008 between Red Robin International, Inc. and Michael E. Woods. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed with the SEC on February 21, 2008.
(10.25)*
Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and Eric C. Houseman dated March 10, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed with the SEC on March 14, 2008.
(10.26)*
Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed with the SEC on March 14, 2008.
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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 26, 2009 (Date)	By:	/s/ DENNIS B. MULLEN Dennis B. Mullen (Chief Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS B. MULLEN Dennis B. Mullen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2009
/s/ KATHERINE L. SCHERPING Katherine L. Scherping	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009
/s/ EDWARD T. HARVEY Edward T. Harvey	Director	February 26, 2009
/s/ TAYLOR SIMONTON Taylor Simonton	Director	February 26, 2009
/s/ GARY J. SINGER Gary J. Singer	Director	February 26, 2009
/s/ JAMES T. ROTHE James T. Rothe	Director	February 26, 2009
/s/ RICHARD J. HOWELL Richard J. Howell	Director	February 26, 2009
/s/ PATTYE L. MOORE Pattye L. Moore	Director	February 26, 2009