Form 10-Q
period 2009-04-19
RED ROBIN GOURMET BURGERS INC
filed 2009-05-22
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2009
Common Stock, $0.001 par value per share	15,526,207 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	April 19, 2009	December 28, 2008
Assets:
Current Assets:
Cash and cash equivalents	$8,607	$11,158
Accounts receivable, net	6,988	5,611
Inventories	13,647	13,123
Prepaid expenses and other current assets	5,825	9,032
Income tax receivable	4,009	6,208
Deferred tax asset	3,771	3,366
Restricted current assets—marketing funds	1,153	1,590
Total current assets	44,000	50,088
Property and equipment, net	443,545	442,012
Goodwill	61,769	60,982
Intangible assets, net	51,250	51,990
Other assets, net	4,368	4,665
Total assets	$604,932	$609,737

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$9,461	$11,966
Construction related payables	7,030	9,747
Accrued payroll and payroll related liabilities	26,829	25,489
Unredeemed gift certificates	8,619	11,997
Accrued liabilities	19,963	20,385
Accrued liabilities—marketing funds	1,153	1,590
Current portion of term loan notes payable	16,865	10,313
Current portion of long-term debt and capital lease obligations	608	696
Total current liabilities	90,528	92,183
Deferred rent	28,555	26,790
Long-term portion of term loan notes payable	113,324	122,687
Other long-term debt and capital lease obligations	88,056	88,876
Other non-current liabilities	10,220	10,293
Total liabilities	330,683	340,829

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,018,503 and 16,954,205 shares issued; 15,526,223 and 15,461,925 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,492,280 shares, at cost	(50,125)	(50,125)
Paid-in capital	167,386	165,932
Accumulated other comprehensive loss, net of tax	(1,580)	(1,622)
Retained earnings	158,551	154,706
Total stockholders’ equity	274,249	268,908
Total liabilities and stockholders’ equity	$604,932	$609,737

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	April 19, 2009	April 20, 2008

Revenues:
Restaurant revenue	$266,595	$250,902
Franchise and royalty fees	4,152	4,634
Rent revenue	66	57
Total revenues	270,813	255,593

Costs and expenses:
Restaurant operating costs:
Cost of sales	65,283	59,348
Labor (includes $986 and $355 of stock-based compensation, respectively)	92,271	85,139
Operating	43,018	42,506
Occupancy	18,908	16,002
Depreciation and amortization	17,637	14,849
General and administrative (includes $3,727 and $1,473 of stock-based compensation, respectively)	23,872	22,475
Pre-opening costs	2,550	2,563
Total costs and expenses	263,539	242,882

Income from operations	7,274	12,711
Other expense:
Interest expense, net	2,114	2,296
Other	10	13
Total other expenses	2,124	2,309

Income before income taxes	5,150	10,402
Provision for income taxes	1,305	3,149
Net income	$3,845	$7,253
Earnings per share:
Basic	$0.25	$0.43
Diluted	$0.25	$0.43
Weighted average shares outstanding:
Basic	15,356	16,736
Diluted	15,432	16,946

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 19, 2009	April 20, 2008
Cash Flows From Operating Activities:
Net income	$3,845	$7,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,637	14,849
Stock-based compensation expense	4,713	1,828
Restaurant closure costs	586	—
Other, net	(292)	82
Changes in operating assets and liabilities	(701)	3,884
Cash provided by operating activities	25,788	27,896

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	—	26
Acquisition of franchise restaurants, net of cash acquired of $0 and $21,respectively	(1,247)	(1,097)
Purchases of property and equipment	(20,906)	(23,627)
Cash used in investing activities	(22,153)	(24,698)

Cash Flows From Financing Activities:
Borrowings of long-term debt	54,000	15,000
Payments of long-term debt	(56,919)	(14,812)
Payment for tender offer for stock options	(3,498)	—
Proceeds from exercise of stock options and employee stock purchase plan	338	773
Excess tax benefit related to exercise of stock options	54	128
Payments of other debt and capital lease obligations	(161)	(173)
Cash provided (used) by financing activities	(6,186)	916

Net change in cash and cash equivalents	(2,551)	4,114
Cash and cash equivalents, beginning of period	11,158	12,914
Cash and cash equivalents, end of period	$8,607	$17,028

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$198	$90
Interest paid, net of amounts capitalized	1,832	2,273

Supplemental Disclosure of Non-Cash Items:
Capital lease obligations incurred for equipment purchases	—	156
Unrealized gain (loss) on cash flow hedge, net of tax	(1,580)	684

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At April 19, 2009, the Company operated 298 company-owned restaurants located in 31 states. The Company also has franchises.  As of April 19, 2009, there were 130 franchised-owned restaurants in 21 states and two Canadian provinces.  The Company currently does not sell new franchises, but does grant new territory to current franchisees from time to time. The Company operates its business as one reportable segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, fixed asset lives, recoverability of goodwill, estimated useful lives of other intangible assets, bonus accruals, self-insurance liabilities, stock-based compensation expense, legal contingencies, fair value of assets acquired in a business combination and income taxes. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 28, 2008 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2008.

The Company’s quarter which ended April 19, 2009, is referred to as first quarter 2009, or the sixteen weeks ended April 19, 2009; the first quarter ended April 20, 2008, is referred to as first quarter 2008, or the sixteen weeks ended April 20, 2008.

Reclassifications

Certain reclassifications have been made to prior year amounts in the condensed consolidated statements of cash flows to conform to the current year presentation to reflect the gross borrowings and repayments of long-term debt.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1).  FSP FAS 107-1 amends Statement of Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting.  FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (the Company’s second quarter).  The Company does not expect the adoption of FSP FAS 107-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other Generally Accepted Accounting Principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The adoption of FSP 142-3 at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The Company adopted SFAS 161 at the beginning of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Accordingly, beginning in fiscal 2009, the Company will record and disclose material business combinations under the revised standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The Company adopted SFAS 160 at the beginning of fiscal 2009.  The adoption of SFAS 160 did not impact the Company’s consolidated financial statements.

2.                      Acquisition of Red Robin Franchised Restaurants

During the second quarter 2008, the Company completed its acquisitions of 15 existing Red Robin® franchised restaurants from three franchisees for a combined purchase price of $30.0 million. The purchase price was paid in cash, funded primarily through borrowings under the Company’s credit facility. In addition, on April 15, 2008, the Company completed the purchase of an entity that owned a Red Robin® franchise restaurant that was under construction in Eau Claire, Wisconsin, (Eau Claire) which was then opened by the Company on May 5, 2008. The Company acquired the outstanding stock of the entity in exchange for $247,000 in cash and the assumption of indebtedness in the amount of approximately $850,000. In addition to the above-described acquisitions of existing restaurants, the Company gained access to development rights where these restaurants are located—territories that were formerly subject to exclusivity provisions in the former area development agreements with the selling franchisees. The financial results of all 15 restaurants have been included in the Company’s financial results from their acquisition dates forward.

The acquisition of the 16 restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). Based on a total purchase price of $30.0 million, net of a $451,000 charge related to the purchase of the restaurants, and the Company’s estimates of the fair value of net assets acquired, $4.7 million of goodwill was generated by the acquisition, which is not amortizable for book purposes but is amortizable and deductible for tax purposes.  As a result of the acquisition of the 16 restaurants, the Company incurred a total charge in the second quarter of 2008 of $451,000, of which $402,000 is related to avoided franchise fees.

Managed Restaurant

On December 31, 2008, the Company completed the acquisition of a restaurant location owned by Morite of California that the Company had operated under a management services agreement. The Company paid approximately $1.4 million for this restaurant location.  The Company had assumed management of the restaurant effective June 18, 2007. Under the terms of the management services agreement, the Company had assumed all operating responsibilities of this restaurant in exchange for a management fee equal to all the revenues from this restaurant. In accordance with FASB Interpretation No. 46 (Revised December 2003)—Consolidation of Variable Interest Entities, management determined that the Company was the primary beneficiary of the operations of this restaurant and therefore has consolidated its results of operations with the Company’s results since June 18, 2007, the date of the management services agreement.

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

Sixteen Weeks Ended
(In thousands, except per share data)	April 20, 2008
Revenue	$267,786
Net income	7,945
Basic EPS	0.47
Diluted EPS	0.47

3.                      Restaurant Closures

The Company closed four restaurants during the first quarter of 2009. This decision was the result of an initiative to identify those restaurants, new or aged, that are in declining trade areas, performing below acceptable profitability levels and/or require significant capital expenditures. The locations selected for closure represented older restaurants whose leases were not extended, or were in need of significant capital improvement that are not projected to provide acceptable returns in the foreseeable future.  The Company recognized a charge of approximately $586,000 during the first quarter of 2009 related to lease termination costs based on estimated remaining lease obligations, net of estimated sublease income, and other closing related costs.  This charge was recorded in the Company’s condensed consolidated statements of income as general and administrative expense.

4.                       Cash Tender Offer

On February 11, 2009, the Company completed a cash tender offer for out-of-the-money stock options held by approximately 514 current employees and officers. The stock options eligible for tender were granted prior to December 31, 2008 with an exercise price at or above $32.00 per share. Pursuant to the terms of the tender offer, eligible employees who elected to participate were required to tender all of their eligible options.  As a result of the tender offer, the Company incurred a one-time charge of approximately $4.0 million for all unvested eligible options that were tendered. This charge is reflected in the first quarter 2009 financial results and represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered. The Company paid $3.5 million for the approximate 1.6 million options tendered in the offer.

5.                      Stock-Based Compensation

During the sixteen weeks ended April 19, 2009, the Company issued approximately 338,000 options with a weighted average grant date fair value of $5.94 per share and a weighted average exercise price of $15.00 per share.  Compensation expense for these options is recognized over the remaining weighted average vesting period which is approximately 1.9 years.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

Sixteen Weeks Ended
April 19, 2009
Risk-free interest rate	1.4%
Expected years until exercise	3.7
Expected stock volatility	52.3%
Dividend yield	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$5.94

During the sixteen weeks ended April 19, 2009, the Company issued a total of 30,000 shares of non-vested common stock to its executive management team under its Amended and Restated 2007 Performance Incentive Plan (2007 Stock Plan).  These awards have a weighted average grant date fair value of $14.93 and vest in installments over four years on the anniversary dates.  Compensation expense for the aggregate 152,500 shares of non-vested common stock outstanding at April 19, 2009, is recognized over the remaining weighted average vesting period which is approximately 2.1 years.

During the sixteen weeks ended April 19, 2009, the Company issued approximately 36,000 restricted stock units (RSUs) to certain employees under its 2007 Stock Plan with a weighted average grant date fair value of $14.93.  The RSUs vest in equal installments over four years on the anniversary date and upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant. Compensation expense for the RSUs is recognized over the remaining weighted average vesting period which is approximately 2.3 years.

Included in restaurant labor and general and administrative expenses in the condensed consolidated statements of income for the sixteen weeks ended April 19, 2009, is approximately $886,000 and $3.1 million respectively, of stock-based compensation expense related to the cash tender offer discussed in Note 4. Cash Tender Offer.  This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.

For the sixteen weeks ended April 19, 2009 and April 20, 2008, $24,000 and $131,000 of stock-based compensation was recognized, respectively, as capitalized development and is included in property and equipment in the condensed consolidated balance sheet. During the quarter ended April 19, 2009, approximately 19,500 options to purchase common shares were exercised and approximately 1,605,000 options were cancelled due primarily to the cash tender offer discussed in Note 4. Cash Tender Offer.

6.                      Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the sixteen weeks ended April 19, 2009 and April 20, 2008, approximately 1.2 million and 1.6 million, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 19, 2009	April 20, 2008
Net income	$3,845	$7,253
Basic weighted-average shares outstanding	15,356	16,736
Dilutive effect of stock options and non-vested common stock	76	210
Diluted weighted-average shares outstanding	15,432	16,946

Earnings per share:
Basic	$0.25	$0.43
Diluted	$0.25	$0.43

7.                       Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in operating expenses and expensed as incurred.  Such costs amounted to $4.5 million and $6.9 million for the sixteen weeks ended April 19, 2009 and April 20, 2008, respectively.

Under the Company’s franchise agreements, both the Company and the franchise partners must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs. The Company’s portion of costs incurred by the Marketing Funds is recorded as operating and general and administrative expenses in the Company’s financial statements. Restricted assets represent contributed funds held for future use.

8.                       Derivative and Hedging Activities

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations of interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company’s counterparty in the interest rate swap is SunTrust Bank, National Association (SunTrust).  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of the Company’s common stock.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

In March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that is currently outstanding under the Company’s amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million.  The agreement was designated as a cash flow hedge under which the Company is required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million. In exchange the Company will receive interest on a $120 million of notional amount at a variable rate that is based on the 3-month LIBOR rate.

The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments.  Changes in the fair value of the interest rate swap are reported as a component of accumulated other comprehensive income (AOCI).  The Company reclassifies gain or loss from accumulated other comprehensive income, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statement of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap designated as hedging instruments under SFAS 133 as of April 19, 2009:

Balance Sheet Location	Derivative Assets	Derivative Liabilities

Accrued Liabilities	$—	$2,592

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of income for the sixteen weeks ended April 19, 2009:

Amount of Loss Recognized in AOCI (effective portion)	Location of Loss Reclassified from AOCI Income (effective portion)	Amount of Loss Reclassified from AOCI to Income (effective portion)	Location of Loss Recognized in Income (ineffective portion)	Amount of Loss Recognized in Income (ineffective portion)

$(2,592)	Interest expense, net	$(483)	N/A	$—

9.                       Fair Value Measurement and Other Comprehensive Income

The fair market value of the Company’s credit facility as of April 19, 2009 and December 28, 2008 was approximately $203.7 million and $200.0 million, respectively.  There is $6.7 million of outstanding borrowings recorded for the Company’s capital leases as of April 19, 2009, which have an estimated fair value of $7.9 million. At December 28, 2008, the carrying amount of the Company’s capital lease obligations was $7.6 million and the fair value was $8.8 million. Both the fair values of the Company’s credit facility in 2009 and capital leases have been estimated using Level 2 inputs consistent with discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt.

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, bonuses and commissions each plan year. At April 19, 2009 and December 28, 2008, a liability for participant contributions and investment income thereon of $1.5 million and $1.7 million, respectively, is included in other non-current liabilities. To fund this plan the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on the related team members. The cash surrender value of these policies at April 19, 2009 and December 28, 2008, of $1.6 million, is included in other assets, net. The carrying value of both the liability for participant contributions and investment income and the cash surrender value asset are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs.

The interest rate swap discussed in Note 8 above falls into the Level 2 category under the guidance of SFAS No. 157, Fair Value Measurements. The fair market value of the interest rate swap, which is measured on a recurring bases, was an unrealized loss of $2.6 million, $1.6 million net of tax, as of April 19, 2009 and an unrealized gain of $1.1 million, $684,000 net of tax as of April 20, 2008, which is recorded in accrued liabilities and other assets, respectively, in the Company’s condensed consolidated balance sheet.  The fair market value of the interest rate swap was an unrealized loss of $2.8 million, $1.6 million net of tax, as of December 28, 2008.  The unrealized gain (loss) associated with this cash flow hedging instrument is recorded in accumulated other comprehensive income (loss), net of tax, on the Company’s condensed consolidated balance sheet.

Comprehensive income consisted of (in thousands):

	Sixteen Weeks Ended
	April 19, 2009	April 20, 2008
Net income	$3,845	$7,253
Unrealized gain (loss) on cash flow hedge, net of tax	(1,580)	684
Total comprehensive income	$2,265	$7,937

10.                Commitments and Contingencies

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2009 and 2008 refer to the sixteen week periods ending April 19, 2009 and April 20, 2008, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights during the first sixteen weeks of fiscal 2009:

•                  New Restaurant Openings.  We opened seven company-owned restaurants during the sixteen weeks ended April 19, 2009 versus nine opened in the first quarter of 2008.  We plan to open an additional seven to eight company-owned restaurants in 2009, three of which have already opened in the second quarter of 2009.  We believe all 2009 restaurants will be funded from our operating cash flows.

•                  Comparable Restaurant Sales.  For the sixteen weeks ended April 19, 2009, the 244 restaurants in our current comparable base experienced an 8.1% decrease in sales from these same restaurants last year. This decrease was driven by a 10.2% decrease in guest counts partially offset by a 2.1% increase in the average guest check.  We expect overall comparable restaurant sales to decline in fiscal 2009 based on the current macroeconomic environment and the significant reduction in our national cable advertising from prior years’ levels.

•                  Food Cost.  We continue to see upward pricing pressures in almost all of our food costs categories including meat, hamburger and steak fries during the sixteen weeks ended April 19, 2009.  In 2009, we believe our two largest cost pressures are for ground beef used in our hamburgers and potatoes that are used to make our steak fries. In 2008, we had favorable fixed pricing for ground beef, well below the market spot rate.  In 2009, we expect an increase in ground beef prices above our 2008 contract price, as we have fixed approximately 70% of our ground beef volume at prices above the 2008 contract price.  The cost of our steak fries will increase in 2009 as many farmers planted other higher profit crops during the 2008 planting season and, in turn, reduced the potato supply available for our steak fries.

•                  Marketing Efforts.  In 2009, our marketing strategy is focused on expanding our national on-line and digital media advertising efforts as well as introducing a targeted direct mail campaign to support product specific news with limited support through national cable advertising.  In the first quarter of 2009, we successfully launched the direct mail campaign to drive incremental guest traffic through the promotion of our limited time only Burnin’ Love burger.  This campaign was supported with a strong on-line promotion.  Additional marketing efforts in 2009 include a focus on driving gift card sales in the restaurants and with third party retailers, expanding our guest satisfaction survey program and supporting new menu offerings.  In an environment where consumers are pulling back on retail and restaurant spending, and our desire to reduce costs, we are doing more targeted and local initiatives and purchasing significantly less national cable advertising in 2009.  This reduced national advertising spending is expected to reduce restaurant operating costs by approximately 1.25% of restaurant revenue in fiscal 2009.

•                  Restaurant Closings.  The Company closed four restaurants during the first quarter of 2009. This decision was the result of identifying those restaurants, new or aged, that are in declining trade areas, performing below acceptable profitability levels and/or require significant capital expenditures. The locations selected for closure represented older restaurants whose leases were not extended, or were in need of significant capital improvement that are not projected to provide acceptable returns in the foreseeable future.  The Company recognized a charge of approximately $586,000 during the sixteen weeks ended April 19, 2009 related to lease termination costs based on estimated remaining lease obligations, net of estimated sublease income, and other closing related costs.  This charge is recorded in general and administrative expense in our condensed consolidated statements of income

•                  Cash Tender Offer.  On February 11, 2009 we completed a cash tender offer for out-of-the-money stock options held by approximately 514 current employees and officers.  As a result of the tender offer, we incurred a one-time charge of approximately $4.0 million for all unvested eligible options that were tendered in the first quarter 2009.  This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.  Approximately $0.9 million of the $4.0 million charge is recorded in labor expense and approximately $3.1 million is recorded in general and administrative expense in our condensed consolidated statements of income.  We paid $3.5 million in cash for the approximate 1.6 million options tendered in the offer.

In view of the foregoing, the Company is making efforts to manage controllable costs and streamline operations, while our restaurant teams focus on driving traffic through the quality and value of our guest experience.  Our reduced levels of new restaurant openings and limited capital expenditures are expected to result in significant free cash flow, the majority of which will be used to reduce outstanding indebtedness.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Sixteen Weeks Ended
	April 19, 2009	April 20, 2008
Company-owned:
Beginning of period	294	249
Opened during period	7	9
Acquired during period	1	—
Closed during period	(4)	—
End of period	298	258

Franchised:
Beginning of period	129	135
Opened during period	2	1
Closed or sold during period	(1)	(1)
End of period	130	135

Total number of Red Robin® restaurants	428	393

On December 31, 2008, we acquired a restaurant that was managed by the Company under a management agreement since June 2007 with a franchisee.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues.

This information has been prepared on a basis consistent with the audited 2008 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 19, 2009	April 20, 2008
Revenues:
Restaurant	98.4%	98.2%
Franchise royalties and fees	1.6	1.8
Rent revenue	0.0	0.0
Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	24.5	23.7
Labor (includes 0.4% and 0.1% of stock-based compensation expense, respectively)	34.6	33.9
Operating	16.1	16.9
Occupancy	7.1	6.4
Total restaurant operating costs	82.3	80.9
Depreciation and amortization	6.5	5.8
General and administrative (includes 1.4% and 0.6% of stock-based compensation expense, respectively)	8.8	8.8
Pre-opening costs	0.9	1.0
Income from operations	2.7	5.0
Interest expense, net	0.8	0.9
Income before income taxes	1.9	4.1
Provision for income taxes	0.5	1.2
Net income	1.4%	2.9%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Sixteen Weeks Ended
(Revenues in thousands, except percentages)	April 19, 2009	April 20, 2008	Percent Change
Restaurant revenue	$266,595	$250,902	6.3%
Franchise royalties and fees	4,152	4,634	(10.4)%
Rent revenue	66	57	15.8%
Total revenues	$270,813	$255,593	6.0%
Average weekly sales volumes:
Comparable restaurants	$58,079	$64,543	(10.0)%
Non-comparable restaurants	55,245	55,165	0.1%
2007 Acquired Restaurants (1)	—	61,396	—
2008 Acquired Restaurants (2)	52,555	—	—

(1)          2007 Acquired Restaurants refers to 16 franchised Red Robin® restaurants we acquired during 2007 and one restaurant that we operated under a management agreement with a franchisee until we acquired it on December 31, 2008. Beginning the third quarter of 2008, these restaurants entered into the comparable restaurant population and their average weekly sales volume, from that time forward, are included in the comparable restaurant category.

(2)          2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during 2008.

Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $15.7 million, or 6.3%, from the first quarter of 2008. The factors contributing to the increase in restaurant revenue were restaurant openings and prior year acquisitions. Sales for non-comparable restaurants contributed an increase of $25.8 million, of which $5.6 million was attributable to seven restaurants opened during the sixteen weeks ended April 19, 2009. Sales in the comparable restaurant base experienced a sales decrease of approximately $22.6 million or 9.2% during the first quarter 2009. The decrease in comparable restaurant sales in the first quarter 2009 was primarily the result of the lower guest counts driven by the macroeconomic environment and our decision not to advertise on national cable media in 2009.  This decrease was partially offset by an increase in the average guest check.  We anticipate that our full year fiscal 2009 comparable sales will be negative.  The 2008 Acquired Restaurants contributed $12.5 million of restaurant revenue during the sixteen weeks ended April 19, 2009.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the first quarter 2009, there were 244 comparable restaurants compared to 200 comparable restaurants at the end of the first quarter 2008. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the first quarter 2009, there were 41 non-comparable restaurants versus 42 at the end of the first quarter 2008. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 10.4% for the sixteen weeks ended April 19, 2009. This decrease is primarily attributable to the $517,000 quarter over quarter reductions in franchise royalties from the 2008 Acquired Restaurants.  Our franchisees reported that comparable restaurant sales decreased 7.2% for U.S. restaurants and increased 0.8% for Canadian restaurants in the first quarter of 2009 compared to the first quarter of 2008.

Cost and Expenses

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2009	April 20, 2008	Percent Change
Cost of sales	$65,283	$59,348	10.0%
As a percent of restaurant revenue	24.5%	23.7%	0.8%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. For the sixteen weeks ended April 19, 2009, cost of sales increased as a percentage of restaurant revenues over prior year due to higher raw material costs, particularly meat, hamburger and steak fries, partially offset by menu price increases taken in early 2008.  Higher ground beef and potato prices are expected to continue through fiscal 2009 given higher fixed contract pricing in 2009 compared to lower contracted fixed prices in 2008.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2009	April 20, 2008	Percent Change
Labor	$92,271	$85,139	8.4%
As a percent of restaurant revenue	34.6%	33.9%	0.7%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. For the sixteen weeks ended April 19, 2009, labor costs as a percentage of restaurant revenue increased from prior year due primarily to increased stock based compensation expense due to an $886,000, or 0.3% of restaurant revenue, charge related to the stock option tender offer, increased fixed expenses such as managers’ salaries, higher benefit costs and increased minimum wage that was effective January 1, 2009.  This year over year increase is partially offset by improved productivity of hourly labor for non-management team members and restaurant-level bonuses, as well as lower vacation expense.

Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2009	April 20, 2008	Percent Change
Operating	$43,018	$42,506	1.2%
As a percent of restaurant revenue	16.1%	16.9%	(0.8)%

Operating costs include variable costs such as contributions to the advertising funds, local marketing expenses, restaurant supplies, travel costs, and fixed costs such as repairs and maintenance and utility costs. For the sixteen weeks ended April 19, 2009, operating costs decreased as a percentage of restaurant revenue due primarily to a 1.25% effective decrease in 2009 contributions to the national advertising fund partially offset by higher utility costs and repairs and maintenances costs.

Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2009	April 20, 2008	Percent Change
Occupancy	$18,908	$16,002	18.2%
As a percent of restaurant revenue	7.1%	6.4%	0.7%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. As a percentage of restaurant revenue, occupancy costs for the sixteen weeks ended April 19, 2009 increased over the prior year period due to a decline in average restaurant revenues on partially fixed costs and higher fixed rents related to new and acquired restaurants for both the land and building.   Many of the restaurants acquired from franchisees are “build to suit” locations that typically bear a higher occupancy cost as a percentage of restaurant revenue.  We believe occupancy costs for the remainder of 2009 as a percentage of restaurant revenue will exceed 2008 costs.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2009	April 20, 2008	Percent Change
Depreciation and amortization	$17,637	$14,849	18.8%
As a percent of total revenues	6.5%	5.8%	0.7%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense increased as a percentage of total revenues for the sixteen weeks ended April 19, 2009 compared to prior year due primarily to increased depreciation and amortization expense related to new and acquired restaurants and lower average restaurant sales volumes.  We expect higher depreciation and amortization expense as a percentage of total revenues to continue for the remainder of fiscal 2009.

General and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2009	April 20, 2008	Percent Change
General and administrative	$23,872	$22,475	6.2%
As a percent of total revenues	8.8%	8.8%	—%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, leadership conference, professional and consulting fees and marketing costs. For the sixteen weeks ended April 19, 2009, general and administrative costs decreased as a percentage of total revenues due primarily to lower salary costs, decreased marketing expenses and decreased training expenses.  These decreases were partially offset by the impact of increased stock-based compensation expense due to a $3.1 million, or 1.2% of total revenue, charge related to the stock tender offer in February 2009 as well as a restaurant closure charge of $586,000, or 0.2% of total revenue, in first quarter 2009 related to the closure of four restaurants.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2009	April 20, 2008	Percent Change
Pre-opening costs	$2,550	$2,563	(0.5)%
As a percent of total revenues	0.9%	1.0%	(0.1)%
Average per restaurant pre-opening costs	$275	$294	(6.5)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the sixteen weeks ended April 19, 2009 and April 20, 2008, reflect the opening of seven and nine new restaurants, respectively in each period presented.  For the sixteen weeks ended April 19, 2009, the average per restaurant pre-opening costs decreased over prior year due primarily to lower pre-opening occupancy expenses, labor costs and marketing expense partially offset by higher utility costs.

Interest Expense, net

Interest expense was $2.1 million and $2.3 million for the sixteen weeks ended April 19, 2009 and April 20, 2008, respectively.  Interest expense in the first quarter 2009 decreased from prior year due to a lower average interest rate of 3.0% versus 4.9% in 2008.

Provision for Income Taxes

The effective income tax rate for the first quarter 2009 was 25.3% compared to 30.3% for the first quarter 2008.  This decrease from 2008 is primarily due to federal income tax credits.  We anticipate that our full year fiscal 2009 effective tax rate will be approximately 25.3%.

Liquidity and Capital Resources

Financial Condition and Future Liquidity.  We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants or repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and to a lesser extent, our revolving credit facility. Based upon current levels of operations and our anticipated new restaurant opening schedule, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures and working capital requirements for at least the next twelve months. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.

Credit Facility.  Our existing credit facility permits us to have a more flexible capital structure and facilitates our growth plans.  The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus 1.00% currently. The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.  Our credit facility is with a consortium of banks that include Wells Fargo Bank N.A., Bank of America N.A., Keybank N.A. and Suntrust Bank N.A among others.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007 and will end on the maturity date of the term loan. At April 19, 2009, we had $130.2 million of borrowings outstanding under our term loan, $82.0 million of borrowings and $4.4 million of letters of credit outstanding under our revolving credit facility. Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $1.1 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of April 19, 2009. In addition to the required repayments on the term loan, we expect to utilize excess cash flow after capital expenditures to reduce our debt during 2009.

Covenants. We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments. In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBIDTA) adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of April 19, 2009, we were in compliance with all debt covenants.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and recent increases in applicable minimum wage levels have directly affected our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to increased commodity prices for certain foods we purchase at market rates including fuel surcharges, increased labor costs, higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants. Uncertainties related to higher costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact inflation may continue to have on our business during 2009.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates since our last annual report. Our critical accounting estimates are contained in our annual report on Form 10-K for the year ended December 28, 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1).  FSP FAS 107-1 amends Statement of Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting.  FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after June 15, 2009 (the Company’s second quarter).  We do not expect the adoption of FSP FAS 107-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other Generally Accepted Accounting Principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 at the beginning of fiscal 2009 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted SFAS 161 at the beginning of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Accordingly we will record and disclose business combinations occurring in fiscal 2009 and thereafter under the revised standard beginning December 29, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We adopted SFAS 160 at the beginning of fiscal 2009.  The adoption of SFAS 160 did not impact our consolidated financial statements.

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “believe”, “estimates”, “expect,” “intend”, “plan”, “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:  potential fluctuation in our quarterly operating results due to economic conditions, seasonality and other factors; downturn in general economic conditions including severe volatility in financial markets and decreasing consumer confidence, resulting in changes in consumer preferences, or consumer discretionary spending;  changes in availability of capital or credit facility borrowings to us and to our franchisees; the continued adequacy of cash flows generated by our business to fund operations and growth opportunities; the concentration of our restaurants in the Western United States and the associated disproportionate impact of macroeconomic factors; the availability and costs of food; changes in labor and energy costs and changes in the ability of our vendors to meet our supply requirements; lack of awareness of our brand in new markets; higher percentage of operating weeks from non-comparable restaurants; concentration of less mature restaurants in the comparable restaurant base; effectiveness of our initiative to normalize new restaurant operations; the effectiveness of our national advertising strategy; health concerns about our food products and food preparation; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2008 filed with the SEC on February 26, 2009.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of April 19, 2009, we had $92.2 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $922,000 on an annualized basis.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we use an interest rate swap and may use caps to manage our net exposure to interest rate changes related to our borrowings.

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility. The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million. The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate. This hedge is highly effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company reclassifies gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income as the interest expense is recognized on the related debt.   As of April 19, 2009, the $1.6 million unrealized loss, net of taxes, on cash flow hedging instrument is reported in accumulated other comprehensive income (loss).

Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price product purchase commitments some of which exclude fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 19, 2009. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 19, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.                 Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 filed with the Securities and Exchange Commission on February 26, 2009.  There have been no material changes in our Risk Factors disclosed in our 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended April 15, 2009, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during first quarter 2009.

Date	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (4)
December 31, 2008 (1)	10,270	$16.83	—	—
February 26, 2009 (2)	226	$13.84	—	—
Total	10,496	—	—	—

(1)          Consists of shares delivered back to the Company by the Company’s chief executive officer to satisfy tax withholding obligations that arose upon the vesting of 25,000 shares of restricted stock which were granted on April 17, 2007 under the Company’s 2004 Performance Incentive Plan.  The Company, pursuant to certain of its equity award agreements, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the termination of restrictions.

(2)          Consists of shares delivered back to the Company by certain members of the Company’s management team to satisfy tax withholding obligations that arose upon the vesting of 624 shares of restricted stock which were granted on February 26, 2008 under the Company’s 2007 Performance Incentive Plan.

(3)          The stated price does not include any commission paid.

(4)          These sections are not applicable as the above-described repurchase was not made pursuant to a publicly announced stock repurchase plan or program of the Company.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Restricted Stock Agreement

10.2	Form of Restricted Stock Unit Grant Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

May 22, 2009	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer