Form 10-Q
period 2009-07-12
RED ROBIN GOURMET BURGERS INC
filed 2009-08-14
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock, $0.001 par value per share	15,553,974 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	July 12, 2009	December 28, 2008
Assets:
Current Assets:
Cash and cash equivalents	$9,937	$11,158
Accounts receivable, net	8,029	5,611
Inventories	14,002	13,123
Prepaid expenses and other current assets	5,928	9,032
Income tax receivable	2,159	6,208
Deferred tax asset	4,143	3,366
Restricted current assets—marketing funds	1,358	1,590
Total current assets	$45,556	$50,088
Property and equipment, net	440,663	442,012
Goodwill	61,769	60,982
Intangible assets, net	50,505	51,990
Other assets, net	3,544	4,665
Total assets	$602,037	$609,737

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$9,868	$11,966
Construction related payables	4,054	9,747
Accrued payroll and payroll related liabilities	27,078	25,489
Unredeemed gift certificates	8,587	11,997
Accrued liabilities	23,574	20,385
Accrued liabilities—marketing funds	1,358	1,590
Current portion of term loan notes payable	18,739	10,313
Current portion of long-term debt and capital lease obligations	636	696
Total current liabilities	$93,894	$92,183
Deferred rent	29,556	26,790
Long-term portion of term loan notes payable	108,639	122,687
Other long-term debt and capital lease obligations	80,410	88,876
Other non-current liabilities	8,017	10,293
Total liabilities	$320,516	$340,829

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,044,370 and 16,954,205 shares issued; 15,552,090 and 15,461,925 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,492,280 shares, at cost	(50,125)	(50,125)
Paid-in capital	168,453	165,932
Accumulated other comprehensive loss, net of tax	(1,796)	(1,622)
Retained earnings	164,972	154,706
Total stockholders’ equity	281,521	268,908
Total liabilities and stockholders’ equity	$602,037	$609,737

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008

Revenues:
Restaurant revenue	$197,963	$202,898	$464,558	$453,800
Franchise royalties and fees	3,078	3,434	7,230	8,068
Rent revenue	47	56	113	113
Total revenues	201,088	206,388	471,901	461,981

Costs and expenses:
Restaurant operating costs:
Cost of sales	48,228	48,505	113,511	107,853
Labor (includes $137, $308, $1,123 and $663 of stock-based compensation, respectively)	67,679	68,956	159,950	154,095
Operating	32,008	34,397	75,026	76,903
Occupancy	14,494	13,216	33,402	29,218
Depreciation and amortization	13,066	11,680	30,703	26,529
General and administrative (includes $615, $1,041, $4,342, and $2,514 of stock-based compensation, respectively)	15,099	14,454	38,971	36,929
Pre-opening costs	588	2,041	3,138	4,604
Reacquired franchise and other acquisition costs	—	451	—	451
Total costs and expenses	191,162	193,700	454,701	436,582

Income from operations	9,926	12,688	17,200	25,399
Other expense (income):
Interest expense, net	1,559	1,763	3,673	4,059
Other	9	(38)	19	(25)
Total other expenses	1,568	1,725	3,692	4,034

Income before income taxes	8,358	10,963	13,508	21,365
Provision for income taxes	1,937	3,047	3,242	6,196
Net income	$6,421	$7,916	$10,266	$15,169
Earnings per share:
Basic	$0.42	$0.49	$0.67	$0.92
Diluted	$0.41	$0.49	$0.66	$0.91
Weighted average shares outstanding:
Basic	15,380	16,093	15,366	16,460
Diluted	15,486	16,221	15,467	16,586

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	July 12, 2009	July 13, 2008
Cash Flows From Operating Activities:
Net income	$10,266	$15,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,703	26,529
Stock-based compensation expense	5,465	3,177
Restaurant closure costs	598	—
Other, net	(1,224)	152
Changes in operating assets and liabilities	3,479	7,349
Cash provided by operating activities	49,287	52,376

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	—	45
Acquisition of franchise restaurants, net of cash acquired of $0 and $55, respectively	(1,248)	(30,257)
Purchases of property and equipment	(32,905)	(41,765)
Cash used in investing activities	(34,153)	(71,977)

Cash Flows From Financing Activities:
Borrowings of long-term debt	97,500	125,900
Payments of long-term debt	(110,730)	(58,025)
Purchase of treasury stock	—	(50,042)
Payment for tender offer for stock options	(3,498)	—
Proceeds from exercise of stock options and employee stock purchase plan	607	1,295
Excess tax benefit related to exercise of stock options	76	232
Payments of other debt and capital lease obligations	(310)	(264)
Cash provided (used) by financing activities	(16,355)	19,096

Net change in cash and cash equivalents	(1,221)	(505)
Cash and cash equivalents, beginning of period	11,158	12,914
Cash and cash equivalents, end of period	$9,937	$12,409

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$936	$1,364
Interest paid, net of amounts capitalized	3,469	3,925

Supplemental Disclosure of Non-Cash Items:
Capital lease obligations incurred for equipment purchases	—	156
Unrealized gain (loss) on cash flow hedge, net of tax	(174)	1,203

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At July 12, 2009, the Company operated 304 company-owned restaurants located in 31 states. The Company also franchises the Red Robin® restaurant concept.  As of July 12, 2009, 21 franchisees operated 131 franchised restaurants in 21 states and two Canadian provinces.  The Company currently does not sell franchises to parties that do not already operate franchised restaurants, but does grant current franchisees the right to develop additional franchised restaurants from time to time.  The Company operates its business as one reportable segment.

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

The Company’s quarter which ended July 12, 2009, is referred to as second quarter 2009, or the twelve weeks ended July 12, 2009; the first quarter ended April 19, 2009, is referred to as first quarter 2009, or the sixteen weeks ended April 19, 2009; and, together the first and second quarters of 2009 are referred to as the twenty-eight weeks ended July 12, 2009. The Company’s quarter which ended July 13, 2008, is referred to as second quarter 2008, or the twelve weeks ended July 13, 2008; the first quarter ended April 20, 2008, is referred to as first quarter 2008, or the sixteen weeks ended April 20, 2008; and, together the first and second quarters of 2008 are referred to as the twenty-eight weeks ended July 13, 2008.

Reclassifications

Certain reclassifications have been made to prior year amounts in the condensed consolidated statements of cash flows to conform to the current year presentation to reflect the gross borrowings and repayments of long-term debt.

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (SFAS 168).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15,

2009. Beginning in the third quarter of fiscal 2009, all references to authoritative accounting literature in the Company’s financial statements will be referenced in accordance with the Codification.  There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS 165) which is effective for financial periods ending after June 15, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date.  The Company adopted SFAS 165 during second quarter 2009.  As required by SFAS 165, the Company has evaluated subsequent events through the date of issuance of this report, August 14, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) Nos. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting.  FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after the Company’s second quarter.  The adoption of FSP FAS 107-1did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

Pro Forma Results (unaudited)

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the 2008 acquisition of the 15 existing Red Robin® franchised restaurants occurred at the beginning of each period presented as required by SFAS 141.  Pro forma net income for the twelve and twenty-eight weeks ended July 13, 2008 excludes a nonrecurring $451,000 pre-tax charge, $326,000 net of tax, related to the reacquired franchise rights and other acquisition costs associated with the 2008 franchise acquisitions.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Twelve Weeks Ended	Twenty-eight Weeks Ended
(In thousands, except per share data)	July 13, 2008	July 13, 2008
Revenue	$209,205	$476,990
Net income	8,111	16,045
Basic EPS	0.50	0.97
Diluted EPS	$0.50	$0.97

3.                      Restaurant Closures

The Company closed four restaurants during the first quarter of 2009. This decision resulted from an initiative to identify those restaurants, new or aged, that were located in declining trade areas, performed below acceptable profitability levels and/or required significant capital expenditures. The locations selected for closure represented older restaurants whose leases were not extended, or were in need of significant capital improvement that were not projected to provide acceptable returns in the foreseeable future.  The Company recognized a charge of approximately $598,000 during the first half of 2009 related to lease termination costs based on estimated remaining lease obligations, net of estimated sublease income, and other closing related costs.  This charge was recorded in the Company’s condensed consolidated statements of income as general and administrative expense for the twenty-eight weeks ended July 12, 2009.

4.                      Cash Tender Offer

On February 11, 2009, the Company completed a cash tender offer for out-of-the-money stock options held by 514 current employees and officers. The stock options eligible for tender were granted prior to December 31, 2008 with an exercise price at or above $32.00 per share. Pursuant to the terms of the tender offer, eligible employees and officers who elected to participate were required to tender all of their eligible options.  As a result of the tender offer, the Company incurred a one-time charge of approximately $4.0 million for all unvested eligible options that were tendered. This first quarter 2009 charge is reflected in the financial results for the twenty-eight weeks ended July 12, 2009 and represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered. The Company paid $3.5 million for the approximate 1.6 million options tendered in the offer.

5.                      Stock-Based Compensation

During the twelve weeks ended July 12, 2009, the Company issued approximately 27,000 options with a weighted average grant date fair value of $6.46 per share and a weighted average exercise price of $18.50 per share.  For the twenty-eight weeks ended July 12, 2009, the Company issued approximately 366,000 options with a weighted average grant date fair value of $5.98 per share and a weighted average exercise price of $15.27 per share. Compensation expense for these options is recognized over the remaining weighted average vesting period which is approximately 1.7 years.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008
Risk-free interest rate	1.5%	2.8%	1.4%	1.9%
Expected years until exercise	2.7	2.2	3.6	2.7
Expected stock volatility	53.9%	41.7%	52.4%	40.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$6.46	$8.71	$5.98	$9.79

During the twelve weeks ended July 12, 2009, the Company issued a total of 4,500 shares of non-vested common stock to its board of directors under its Amended and Restated 2007 Performance Incentive Plan (2007 Stock Plan) with weighted average grant date fair value of $17.65.  The non-vested shares of common stock granted to directors are generally subject to a one year vesting requirement, while non-vested shares of common stock granted to executive officers and other key employees are generally subject to a four year graded vesting requirement. Compensation expense for the aggregate 153,000 shares of non-vested common stock outstanding at July 12, 2009, is recognized over the remaining weighted average vesting period which is approximately 1.9 years.

During the twelve weeks ended July 12, 2009, the Company issued approximately 1,400 restricted stock units (RSUs) to certain employees under its 2007 Stock Plan with a weighted average grant date fair value of $19.58.  For the twenty-eight weeks ended July 12, 2009, the Company issued approximately 37,000 RSUs to certain employees under its 2007 Stock Plan with a weighted average grant date fair value of $15.11.  The RSUs vest in equal installments over four years on the anniversary date and upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant. Compensation expense for the RSUs is recognized over the remaining weighted average vesting period which is approximately 2.1 years.

Included in restaurant labor and general and administrative expenses in the condensed consolidated statements of income for the twenty-eight weeks ended July 12, 2009, is approximately $886,000 and $3.1 million respectively, of stock-based compensation expense related to the cash tender offer discussed in Note 4. Cash Tender Offer.  This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.

For the twelve and twenty-eight weeks ended July 12, 2009, $24,000 and $48,000 of stock-based compensation was recognized as capitalized development and is included in property and equipment in the condensed consolidated balance sheet, respectively. During the quarter ended July 12, 2009, approximately 5,000 options to purchase common shares were exercised and approximately 17,000 options were forfeited.  During the twenty-eight weeks ended July 12, 2009, approximately 24,000 options to purchase common shares were exercised and approximately 1.6 million options were cancelled due primarily to the cash tender offer discussed in Note 4. Cash Tender Offer.

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

Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and twenty-eight weeks ended July 12, 2009, approximately 363,000 and 954,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and twenty-eight weeks ended July 13, 2008, approximately 1.8 million and 1.7 million stock options outstanding, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008
Net income	$6,421	$7,916	$10,266	$15,169
Basic weighted-average shares outstanding	15,380	16,093	15,366	16,460
Dilutive effect of stock options	106	128	101	126
Diluted weighted-average shares outstanding	15,486	16,221	15,467	16,586

Earnings per share:
Basic	$0.42	$0.49	$0.67	$0.92
Diluted	$0.41	$0.49	$0.66	$0.91

7.                      Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in operating expenses and expensed as incurred.  Such costs amounted to $3.3 million and $7.9 million for the twelve and twenty-eight weeks ended July 12, 2009, respectively and $5.6 million and $12.5 million for the twelve and twenty-eight weeks ended July 13, 2008, respectively.

Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs. The Company’s portion of costs incurred by the Marketing Funds is recorded as operating and general and administrative expenses in the Company’s financial statements. Restricted assets represent contributed funds held for future use.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap designated as hedging instruments under SFAS 133 as of July 12, 2009:

Balance Sheet Location	Derivative Assets	Derivative Liabilities

Accrued Liabilities	$—	$2,946

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of income for the twelve weeks ended July 12, 2009:

	Twelve Weeks	Twenty-eight Weeks
	Ended	Ended
	July 12, 2009	July 12, 2009
Loss recognized in AOCI (effective portion)	$(354)	$(187)
Location of loss reclassified from AOCI to income (effective portion)	Interest expense, net	Interest expense, net
Loss reclassified from AOCI to income (effective portion)	$(473)	$(956)

During 2009, our interest rate swap had no hedge ineffectiveness and no gains or losses were reclassified into net earnings.

9.                      Fair Value Measurement and Other Comprehensive Income

The fair market value of the Company’s credit facility as of July 12, 2009 and December 28, 2008 was approximately $199.0 million and $200.0 million, respectively.  There is $6.5 million of outstanding borrowings recorded for the Company’s capital leases as of July 12, 2009, which have an estimated fair value of $8.1 million. At December 28, 2008, the carrying amount of the Company’s capital lease obligations was $7.6 million and the fair value was $8.8 million. Both the fair values of the Company’s credit facility in 2009 and capital leases have been estimated using Level 2 inputs using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt.

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, bonuses and commissions each plan year. At July 12, 2009 and December 28, 2008, a liability for participant contributions and investment income thereon of $1.8 million and $1.7 million, respectively, is included in other non-current liabilities. To fund this plan the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on the related team members. The cash surrender value of these policies at July 12, 2009 and December 28, 2008, $1.8 million and $1.6 million, respectively, is included in other assets, net. The carrying value of both the liability for participant contributions and investment income and the cash surrender value asset are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs.

The interest rate swap discussed in Note 8 above falls into the Level 2 category under the guidance of SFAS No. 157, Fair Value Measurements. The fair market value of the interest rate swap, which is measured on a recurring bases, was an unrealized loss of $2.9 million, $1.8 million net of tax, as of July 12, 2009 and an unrealized gain of $2.0 million, $1.2 million net of tax as of July 13, 2008, which is recorded in accrued liabilities and other assets, respectively, in the Company’s condensed consolidated balance sheet.  The fair market value of the interest rate swap was an unrealized loss of $2.8 million, $1.6 million net of tax, as of December 28, 2008.  The unrealized gain (loss) associated with this cash flow hedging instrument is recorded in accumulated other comprehensive income (loss), net of tax, on the Company’s condensed consolidated balance sheet.

Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008
Net income	$6,421	$7,916	$10,266	$15,169
Unrealized gain (loss) on cash flow hedge, net of tax	(216)	519	(174)	1,203
Total comprehensive income	$6,205	$8,435	$10,092	$16,372

10.               Related Parties

On June 3, 2009, the Company announced the appointment of a new member to its board of directors, which expanded the board from seven to eight members.  This new board member is the former president and majority owner of one of our franchises from which the Company purchased 13 Red Robin® restaurants in Washington in 2006.  The new board member is a principal of and holds, directly or indirectly, interests of between 50% and 66 2/3% in each of three privately-held entities that hold the leases for three of the restaurants that were acquired in 2006.  These leases were assumed by the Company in connection with the acquisition.  Under these leases, the Company recognized rent and other related payments in the amounts of $266,000 and $578,000 during the twelve and twenty-eight weeks ended July 12, 2009, respectively.  For the twelve and twenty-eight weeks ended July 13, 2008, the Company recognized rent and other related payments in the amounts of $299,000 and $701,000, respectively.

11.               Commitments and Contingencies

In the normal course of business, the Company responds to claims, lawsuits and other contingencies. Claims may arise from alleged “slip and fall” accidents, food borne illness or injury, or other food quality, health or operational concerns. The Company maintains insurance with respect to certain of these risks. To date, no claims of these types have had a material adverse effect on us. While it is not possible to predict the outcome of these outstanding claims, lawsuits, and other contingencies with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position and results of operations.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2009 and 2008 refer to the twelve and twenty-eight week periods ending July 12, 2009 and July 13, 2008, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights of the Company during the twenty-eight weeks of fiscal 2009:

•                  New Restaurant Openings.  We opened six and 13 company-owned restaurants during the twelve and twenty-eight weeks ended July 12, 2009 versus eight and 17 for the same time periods of fiscal 2008.  We plan to open an additional two company-owned restaurants in 2009.  We believe that the expense associated with the opening of all 2009 restaurants will be funded from our operating cash flows.

•                     Comparable Restaurant Sales.  For the twenty-eight weeks ended July 12, 2009, the 245 restaurants in our current comparable base experienced a 9.6% decrease in sales from these same restaurants last year. This decrease was driven by an 11.1% decrease in guest counts partially offset by a 1.5% increase in the average guest check.  It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and the extent to which our operations will be adversely affected.  We expect overall comparable restaurant sales to decline in fiscal 2009 based on our actual experience through the second quarter 2009, the current macroeconomic environment experienced by the restaurant industry and our significant reduction in national cable advertising.

•                  Food Cost.  We continue to see upward pricing pressures in most of our food costs categories during the twenty-eight weeks ended July 12, 2009.  We believe our two largest cost pressures during 2009 will be for ground beef used in our hamburgers and potatoes that are used to make our steak fries. In 2008, we had favorable fixed pricing for ground beef, well below the market spot rate.  For the first half of 2009, our ground beef costs were under a contract that was less favorable than the 2008 contracted pricing.  For the second half of 2009, approximately 40% of our ground beef volume remains contracted.  We currently expect the remaining ground beef volume to be purchased at market prices for the remainder of 2009.  The cost of our steak fries have increased in 2009 as many farmers planted other higher profit crops during the 2008 planting season and, in turn, reduced the potato supply available for our steak fries.

•                  Marketing Efforts.  In 2009, our marketing strategy is focused on driving guest traffic and retention by expanding our national online and digital media advertising efforts as well as introducing a targeted direct mail campaign to support product specific news with limited support through national cable advertising.  In the first quarter 2009, we launched the direct mail campaign to drive incremental guest traffic through the promotion of our limited time only Burnin’ Love™ burger.  This campaign was also supported with a strong online promotion.  Additional marketing efforts in 2009 include a focus on driving gift card sales in the restaurants and with third party retailers, expanding our guest satisfaction survey program and supporting new menu offerings.  In an environment in which consumers have pulled back on retail and restaurant spending, together with our desire to reduce costs, we are doing more targeted and local marketing initiatives and purchasing significantly less national cable advertising in 2009.  We ran limited national cable advertising during the second quarter 2009 to support our promotion of our Steak Sliders, and currently are evaluating our tactics for the remainder of 2009.  This reduced national television advertising spending, offset by increases in other advertising tactics, is expected to reduce restaurant operating costs by approximately 1.0% of restaurant revenue in fiscal 2009.

•                  Restaurant Closings.  The Company closed four restaurants during the first quarter 2009. This decision resulted from our identifying those restaurants that were in declining trade areas, performing below acceptable profitability levels and/or would require significant capital expenditures. The locations selected for closure represented older restaurants whose leases were not extended or were in need of significant capital improvement that were not projected to provide acceptable returns in the foreseeable future.  The Company recognized a charge of approximately $598,000 during the first half of 2009 related to lease termination costs based on estimated remaining lease obligations, net of estimated sublease income, and other closing related costs.  This charge is recorded in general and administrative expense in our condensed consolidated statements of income for the twenty-eight weeks ended July 12, 2009.

•                  Cash Tender Offer.  On February 11, 2009 we completed a cash tender offer for out-of-the-money stock options held by 514 current employees and officers.  As a result of the tender offer, we incurred a one-time charge of approximately $4.0 million for all unvested eligible options that were tendered in the first quarter 2009.  This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.  Approximately $0.9 million of the $4.0 million charge is recorded in labor expense and approximately $3.1 million is recorded in general and administrative expense in our condensed consolidated statements of income for the twenty-eight weeks ended July 12, 2009.  We paid $3.5 million in cash for the approximate 1.6 million options tendered in the offer.

In view of the foregoing, the Company is making efforts to manage controllable costs and streamline operations, while our restaurant teams focus on driving traffic through the quality and value of our guest experience.  Our reduced levels of new restaurant openings and limited capital expenditures are expected to result in cash flows that will be used primarily to reduce outstanding indebtedness.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008
Company-owned:
Beginning of period	298	258	294	249
Opened during period	6	8	13	17
Acquired during period	—	15	1	15
Closed during period	—	—	(4)	—
End of period	304	281	304	281

Franchised:
Beginning of period	130	135	129	135
Opened during period	1	3	3	4
Sold or closed during period	—	(15)	(1)	(16)
End of period	131	123	131	123

Total number of Red Robin® restaurants	435	404	435	404

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2009	July 13, 2008	July 12, 2009	July 13, 2008
Revenues:
Restaurant	98.5%	98.3%	98.5%	98.2%
Franchise royalties and fees	1.5	1.7	1.5	1.8
Rent revenue	—	—	—	—
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	24.4	23.9	24.4	23.8
Labor (includes 0.1%, 0.2%, 0.2% and 0.1% of stock-based compensation expense, respectively)	34.2	34.0	34.4	34.0
Operating	16.1	17.0	16.1	16.9
Occupancy	7.3	6.5	7.2	6.4
Total restaurant operating costs	82.0	81.4	82.1	81.1
Depreciation and amortization	6.5	5.7	6.5	5.7
General and administrative (includes 0.3%, 0.5%, 0.9% and 0.5% of stock-based compensation expense, respectively)	7.5	7.0	8.3	8.0
Pre-opening costs	0.3	1.0	0.7	1.0
Reacquired franchise and other acquisition costs	—	0.2	—	0.1
Income from operations	4.9	6.1	3.6	5.5
Interest expense, net	0.8	0.8	0.8	0.9
Other	—	—	—	—
Income before income taxes	4.1	5.3	2.8	4.6
Provision for income taxes	1.0	1.5	0.7	1.3
Net income	3.1%	3.8%	2.1%	3.3%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2009	July 13, 2008	Percent Change	July 12, 2009	July 13, 2008	Percent Change
Restaurant revenue	197,963	202,898	(2.4)%	464,558	453,800	2.4%
Franchise royalties and fees	3,078	3,434	(10.4)%	7,230	8,068	(10.4)%
Rent revenue	47	56	(16.1)%	113	113	0.0%
Total revenues	201,088	206,388	(2.6)%	471,901	461,981	2.1%
Average weekly sales volumes:
Comparable restaurants	56,335	64,842	(13.1)%	57,330	64,674	(11.4)%
Non-comparable restaurants	56,053	56,233	(0.3)%	55,611	55,633	0.0%
2007 Acquired Restaurants (1)	—	61,254	—	—	61,335	—
2008 Acquired Restaurants (2)	49,842	54,905	(9.2)%	51,392	54,905	(6.4)%

(1)

2007 Acquired Restaurants refers to 16 franchised Red Robin® restaurants we acquired during 2007 and one restaurant that we operated under a management agreement with a franchisee until we acquired it on December 31, 2008. Beginning the third quarter 2008, these restaurants entered into the comparable restaurant population and their average weekly sales volumes, from that time forward, are included in the comparable restaurant category.

(2)	2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during 2008.

For the twelve and twenty eight weeks ended July 12, 2009, restaurant revenue, which is comprised almost entirely of food and beverage sales, decreased by $4.9 million, or 2.4%, and increased by $10.8 million, or 2.4%, respectively, from the same periods of 2008. Sales for non-comparable restaurants contributed an increase of $17.6 million and $46.0 million for the twelve and twenty-eight weeks ended July 12, 2009, respectively, of which $4.1 million was attributable to six restaurants opened during the twelve weeks ended July 12, 2009 and of which $15.6 million was attributable to the 13 restaurants opened during the twenty-eight weeks ended July 12, 2009. Sales in the comparable restaurant base experienced a decrease of approximately $24.7 million or 13.3% during the second quarter 2009 and approximately $49.9 million or 11.5 % during the twenty-eight weeks ended July 12, 2009 over prior year periods.  The decrease in comparable restaurant sales in 2009 was primarily the result of the lower guest counts driven by the macroeconomic environment and our significant reduction in national cable advertising in 2009.  This decrease was partially offset by an increase in the average guest check.  We anticipate that our full year fiscal 2009 comparable sales will be negative.  The 2008 Acquired Restaurants contributed an increase of $2.2 million and $14.7 million of restaurant revenue during the twelve and twenty-eight weeks ended July 12, 2009, respectively.

Average weekly sales volumes represent the total restaurant revenue excluding discounts for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the second quarter 2009, there were 245 comparable restaurants compared to 207 comparable restaurants at the end of the second quarter 2008. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the second quarter 2009, there were 44 non-comparable restaurants versus 43 at the end of the second quarter 2008. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 10.4% for the twelve and twenty-eight weeks ended July 12, 2009. This decrease is primarily attributable to the $276,000 quarter over quarter reductions and the $793,000 year over year reduction in franchise royalties from the 2008 Acquired Restaurants.  Our franchisees reported that comparable restaurant sales decreased 10.3% for U.S. restaurants and decreased 1.6% for Canadian restaurants in the second quarter of 2009 compared to the second quarter of 2008.  For the twenty-eight weeks ended July 12, 2009 and July 13, 2008, our franchisees reported that comparable restaurant sales for U.S. restaurants decreased 8.5% and Canadian restaurants decreased 0.3%.

Cost and Expenses

Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2009	July 13, 2008	Percent Change	July 12, 2009	July 13, 2008	Percent Change
Cost of sales	$48,228	$48,505	(0.6)%	$113,511	$107,853	5.2%
As a percent of restaurant revenue	24.4%	23.9%	0.5%	24.4%	23.8%	0.6%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. For the twelve and twenty-eight weeks ended July 12, 2009, cost of sales increased as a percentage of restaurant revenues over prior year due to higher raw material costs, particularly ground beef and steak fries, partially offset by menu price increases taken in early 2008.  Higher ground beef and potato costs are expected to continue through fiscal 2009 given higher pricing in 2009 compared to lower contracted fixed prices in 2008.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2009	July 13, 2008	Percent Change	July 12, 2009	July 13, 2008	Percent Change
Labor	$67,679	$68,956	(1.9)%	$159,950	$154,095	3.8%
As a percent of restaurant revenue	34.2%	34.0%	0.2%	34.4%	34.0%	0.4%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. For the twelve and twenty-eight weeks ended July 12, 2009, labor costs as a percentage of restaurant revenue increased from prior year due primarily to increased fixed expenses such as managers’ salaries, higher benefit costs and increased minimum wage that was effective January 1, 2009.  A stock based compensation charge of $886,000, or 0.2% of restaurant revenue, related to the stock option tender offer in the first quarter 2009, also increased labor costs as a percentage of restaurant revenue for the twenty-eight weeks ended July 12, 2009.  This year over year increase is partially offset by improved productivity of hourly labor for non-management team members and decreased restaurant-level bonuses, as well as lower vacation expense.

Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2009	July 13, 2008	Percent Change	July 12, 2009	July 13, 2008	Percent Change
Operating	$32,008	$34,397	(6.9)%	$75,026	$76,903	(2.4)%
As a percent of restaurant revenue	16.1%	17.0%	(0.9)%	16.1%	16.9%	(0.8)%

Operating costs include variable costs such as contributions to the advertising funds, local marketing expenses, restaurant supplies, travel costs, and fixed costs such as repairs and maintenance and utility costs. For the twelve and twenty-eight weeks ended July 12, 2009, operating costs decreased as a percentage of restaurant revenue due primarily to a 1.1% effective decrease in 2009 contributions to the national advertising fund partially offset by higher repairs and maintenance costs and higher utility costs.

Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2009	July 13, 2008	Percent Change	July 12, 2009	July 13, 2008	Percent Change
Occupancy	$14,494	$13,216	9.7%	$33,402	$29,218	14.3%
As a percent of restaurant revenue	7.3%	6.5%	0.8%	7.2%	6.4%	0.8%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. As a percentage of restaurant revenue, occupancy costs for the twelve and twenty-eight weeks ended July 12, 2009 increased over the prior year periods due to a decline in average restaurant revenues on partially fixed costs and higher fixed rents related to new and

acquired restaurants for both the land and building.   Many of the restaurants acquired from franchisees are “build to suit” locations that typically bear a higher occupancy cost as a percentage of restaurant revenue.  We believe occupancy costs for the remainder of 2009 as a percentage of restaurant revenue will exceed 2008 levels.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2009	July 13, 2008	Percent Change	July 12, 2009	July 13, 2008	Percent Change
Depreciation and amortization	$13,066	$11,680	11.9%	$30,703	$26,529	15.7%
As a percent of total revenues	6.5%	5.7%	0.8%	6.5%	5.7%	0.8%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense increased as a percentage of total revenues for the twelve and twenty-eight weeks ended July 12, 2009 compared to prior year due primarily to increased depreciation and amortization expense related to new and acquired restaurants and lower average restaurant sales volumes.  We expect higher depreciation and amortization expense as a percentage of total revenues to continue for the remainder of fiscal 2009 and lower average restaurant sales volumes.

General and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2009	July 13, 2008	Percent Change	July 12, 2009	July 13, 2008	Percent Change
General and administrative	$15,099	$14,454	4.5%	$38,971	$36,929	5.5%
As a percent of total revenues	7.5%	7.0%	0.5%	8.3%	8.0%	0.3%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations, franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, leadership conference, professional and consulting fees and marketing costs. For the twelve weeks ended July 12, 2009, general and administrative costs increased as a percentage of total revenues due primarily to increased marketing and bonus expenses partially offset by lower salary and travel related costs.  For the twenty-eight weeks ended July 12, 2009, general and administrative costs increased as a percentage of total revenues due to increased stock-based compensation expense from a $3.1 million, or 0.7% of total revenue, charge related to the stock tender offer in February 2009.  Also contributing to the increase in general and administrative costs as a percentage of total revenues was higher performance-based bonus expenses partially offset by lower salary and travel related expenses.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2009	July 13, 2008	Percent Change	July 12, 2009	July 13, 2008	Percent Change
Pre-opening costs	$588	$2,041	(71.2)%	$3,138	$4,604	(31.8)%
As a percent of total revenues	0.3%	1.0%	(0.7)%	0.7%	1.0%	(0.3)%
Average per restaurant Pre-opening costs	$258	$254	1.6%	$267	$275	(2.9)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants. Pre-opening costs for the twelve weeks ended July 12, 2009 and July 13, 2008, reflect the opening of six and eight new restaurants, respectively in each period presented. Pre-opening costs for the twenty-eight weeks ended July 12, 2009 and July 13, 2008, reflect the opening of 13 and 17 new restaurants, respectively in each period presented.   For the twelve weeks ended July 12, 2009, the average per restaurant pre-opening costs increased over prior year due primarily to higher pre-opening occupancy expenses and utility costs partially offset by lower labor costs and marketing expenses.  For the twenty-eight weeks ended July 12, 2009, the average per restaurant pre-opening costs decreased over prior year due primarily to lower labor costs and marketing expense partially offset by higher pre-opening occupancy expenses and utility costs.

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

Interest Expense, net

Interest expense was $1.6 million and $1.8 million for the twelve weeks ended July 12, 2009 and July 13, 2008, respectively and $3.7 million and $4.1 million for the twenty-eight weeks ended July 12, 2009 and July 13, 2008, respectively. Interest expense in 2009 decreased from prior year due to a lower average interest rate of 2.9% versus 4.4% in 2008, partially offset by higher borrowings outstanding under our revolving credit facility.

Provision for Income Taxes

The effective income tax rate for the second quarter 2009 is 23.2% compared to 27.8% for the second quarter 2008.  The effective income tax rate for the twenty-eight weeks ended July 12, 2009 and July 13, 2008 was 24.0% and 29.0%, respectively.  Our effective tax rate is significantly impacted by the amount of the current year’s federal income tax credits.  The decrease in the effective tax rate from 2008 is primarily due to the amount of federal income tax credits for 2009 being applied against a lower net income before taxes.  We anticipate that our full year fiscal 2009 effective tax rate will be approximately 24.0%.

Liquidity and Capital Resources

Financial Condition and Future Liquidity.  We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants or repurchase our common stock. We expect our primary short-term and long-term sources of liquidity to be cash flows from operations and to a lesser extent, our revolving credit facility. Based upon current levels of operations and our anticipated 2009 and 2010 restaurant opening schedule, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures and working capital requirements for at least the next twelve months. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.

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

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007 and will end on the maturity date of the term loan. At July 12, 2009, we had $127.4 million of borrowings outstanding under our term loan, and $72.0 million of borrowings, $4.8 million of letters of credit outstanding under our revolving credit facility and $2.5 million outstanding under a swingline loan. Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $1.0 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of July 12, 2009. In addition to the required repayments on the term loan, we expect to utilize excess cash flow after capital expenditures to reduce our debt during 2009.

Covenants. We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments. In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of July 12, 2009, we were in compliance with all debt covenants.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and recent increases in applicable minimum wage levels have directly affected our labor costs. Many of our leases require us to pay taxes and charges for maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to increased commodity prices for certain foods we purchase at market rates, including fuel surcharges, increased labor costs, higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants. Uncertainties related to higher costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact inflation may continue to have on our business during 2009.

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

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (SFAS 168).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Beginning in the third quarter of fiscal 2009, all references to authoritative accounting literature in our financial statements will be referenced in accordance with the Codification.  There will be no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS 165) which is effective for financial periods ending after June 15, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date.  We adopted SFAS 165 during the second quarter 2009.  As required by SFAS 165, we have evaluated subsequent events through the date of issuance of this report, August 14, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) Nos. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting.  FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after the Company’s second quarter.  The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Accordingly, we will record and disclose business combinations occurring in fiscal 2009 and thereafter under the revised standard beginning December 29, 2008.

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

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “believe”, “estimates”, “expect”, “future”, “intend”, “plan”, “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:  potential fluctuation in our quarterly operating results due to economic conditions, seasonality and other factors; downturn in general economic conditions including severe volatility in financial markets and decreasing consumer confidence, resulting in changes in consumer preferences, or consumer discretionary spending;  changes in availability of capital or credit facility borrowings to us and to our franchisees; the continued adequacy of cash flows generated by our business to fund operations and growth opportunities; the concentration of our restaurants in the Western United States and the associated disproportionate impact of macroeconomic factors; the availability and costs of food; changes in labor and energy costs and changes in the ability of our vendors to meet our supply requirements; lack of awareness of our brand in new markets; higher percentage of operating weeks from non-comparable restaurants; concentration of less mature restaurants in the comparable restaurant base; effectiveness of our initiative to normalize new restaurant operations; the effectiveness of our national advertising strategy; health concerns about our food products and food preparation; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2008 filed with the SEC on February 26, 2009.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of July 12, 2009, we had $81.9 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $819,000 on an annualized basis.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we use an interest rate swap and may use caps to manage our net exposure to interest rate changes related to our borrowings.

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility. The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million. The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate. This hedge is highly effective as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company reclassifies gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income as the interest expense is recognized on

the related debt.   As of July 12, 2009, the $1.8 million unrealized loss, net of taxes, on cash flow hedging instrument is reported in accumulated other comprehensive income (loss).

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended July 12, 2009. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 12, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

In the normal course of business, the Company responds to claims, lawsuits and other contingencies. Claims may arise from alleged “slip and fall” accidents, food borne illness or injury, or other food quality, health or operational concerns. The Company maintains insurance with respect to certain of these risks. To date, no claims of these types have had a material adverse effect on us. While it is not possible to predict the outcome of these outstanding claims, lawsuits, and other contingencies with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of stockholders held on May 28, 2009.

		Number of Shares
Description of Matter		Voted For	Votes Withheld	Abstentions

1.	Election of Class I Directors
	J. Taylor Simonton	6,311,368	8,164,435
	James T. Rothe	5,014,209	9,461,594
	Richard J. Howell	6,311,353	8,164,450

2.	Ratification of Appointment of Independent Registered Public Accounting Firm	14,451,172	21,409	1,972

In the election of directors, candidates are elected by a plurality of affirmative votes. In addition to the elected directors, directors whose terms continued following the meeting are Dennis B. Mullen, Edward T. Harvey Jr., Gary J. Singer and Pattye L. Moore. Subsequent to the meeting, Marc Zanner was appointed to the board of directors for a term ending upon the 2011 Annual Meeting of Stockholders.

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

Red Robin Gourmet Burgers, Inc.

August 14, 2009	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer