Form 10-Q
period 2009-10-04
RED ROBIN GOURMET BURGERS INC
filed 2009-11-06
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common Stock, $0.001 par value per share	15,580,644 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	October 4, 2009	December 28, 2008
Assets:
Current Assets:
Cash and cash equivalents	$8,860	$11,158
Accounts receivable, net	7,944	5,611
Inventories	13,739	13,123
Prepaid expenses and other current assets	7,714	9,032
Income tax receivable	1,120	6,208
Deferred tax asset	6,502	3,366
Restricted current assets—marketing funds	1,132	1,590
Total current assets	$47,011	$50,088
Property and equipment, net	434,965	442,012
Goodwill	61,769	60,982
Intangible assets, net	49,478	51,990
Other assets, net	3,728	4,665
Total assets	$596,951	$609,737

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$9,742	$11,966
Construction related payables	2,485	9,747
Accrued payroll and payroll related liabilities	26,082	25,489
Unearned revenue	8,649	11,997
Accrued liabilities	22,476	20,385
Accrued liabilities—marketing funds	1,132	1,590
Current portion of term loan notes payable	18,739	10,313
Current portion of long-term debt and capital lease obligations	654	696
Total current liabilities	$89,959	$92,183
Deferred rent	30,017	26,790
Long-term portion of term loan notes payable	103,954	122,687
Other long-term debt and capital lease obligations	74,239	88,876
Other non-current liabilities	10,167	10,293
Total liabilities	$308,336	$340,829

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,072,249 and 16,954,205 shares issued; 15,579,969 and 15,461,925 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,492,280 shares, at cost	(50,125)	(50,125)
Paid-in capital	169,612	165,932
Accumulated other comprehensive loss, net of tax	(1,563)	(1,622)
Retained earnings	170,674	154,706
Total stockholders’ equity	288,615	268,908
Total liabilities and stockholders’ equity	$596,951	$609,737

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008

Revenues:
Restaurant revenue	$183,878	$205,286	$648,436	$659,086
Franchise royalties and fees	3,035	3,299	10,265	11,367
Rent revenue	34	53	147	166
Total revenues	186,947	208,638	658,848	670,619

Costs and expenses:
Restaurant operating costs:
Cost of sales	42,961	48,705	156,472	156,558
Labor (includes $126, $298, $1,249 and $961 of stock-based compensation, respectively)	64,113	68,300	224,063	222,395
Operating	31,950	36,236	106,976	113,139
Occupancy	14,434	13,977	47,836	43,195
Depreciation and amortization	13,112	12,248	43,815	38,777
General and administrative (includes $600, $1,886, $4,942, and $4,400 of stock-based compensation, respectively)	12,109	15,659	51,080	52,588
Pre-opening costs	125	2,661	3,263	7,265
Asset impairment charge	—	928	—	928
Reacquired franchise and other acquisition costs	—	—	—	451
Total costs and expenses	178,804	198,714	633,505	635,296

Income from operations	8,143	9,924	25,343	35,323
Other expense (income):
Interest expense, net	1,321	2,045	4,994	6,104
Other	10	7	29	(18)
Total other expenses	1,331	2,052	5,023	6,086

Income before income taxes	6,812	7,872	20,320	29,237
Provision for income taxes	1,110	1,698	4,352	7,894
Net income	$5,702	$6,174	$15,968	$21,343
Earnings per share:
Basic	$0.37	$0.40	$1.04	$1.32
Diluted	$0.37	$0.40	$1.03	$1.31
Weighted average shares outstanding:
Basic	15,408	15,303	15,379	16,113
Diluted	15,535	15,415	15,488	16,251

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 4, 2009	October 5, 2008
Cash Flows From Operating Activities:
Net income	$15,968	$21,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,815	38,777
Stock-based compensation expense	6,191	5,361
Asset impairment charge	—	928
Restaurant closure costs	598	—
Other, net	(3,557)	231
Changes in operating assets and liabilities	3,495	219
Cash provided by operating activities	66,510	66,859

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	—	81
Acquisition of franchise restaurants, net of cash acquired of $0 and $55, respectively	(1,248)	(30,389)
Purchases of property and equipment	(40,776)	(65,223)
Cash used in investing activities	(42,024)	(95,531)

Cash Flows From Financing Activities:
Borrowings of long-term debt	147,900	155,900
Payments of long-term debt	(171,815)	(85,387)
Purchase of treasury stock	—	(50,042)
Payment for tender offer for stock options	(3,498)	—
Proceeds from exercise of stock options and employee stock purchase plan	937	1,456
Excess tax benefit related to exercise of stock options	155	278
Payments of other debt and capital lease obligations	(463)	(414)
Cash provided (used) by financing activities	(26,784)	21,791

Net change in cash and cash equivalents	(2,298)	(6,881)
Cash and cash equivalents, beginning of period	11,158	12,914
Cash and cash equivalents, end of period	$8,860	$6,033

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2,103	$4,216
Interest paid, net of amounts capitalized	5,089	5,959

Supplemental Disclosure of Non-Cash Items:
Capital lease obligations incurred for equipment purchases	—	156
Unrealized gain (loss) on swap, net of tax	53	356

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At October 4, 2009, the Company operated 304 company-owned restaurants located in 31 states. The Company also franchises the Red Robin® restaurant concept.  As of October 4, 2009, 21 franchisees operated 132 franchised restaurants in 21 states and two Canadian provinces.  The Company currently does not sell new franchises, but does grant current franchisees the right to develop additional franchised restaurants from time to time.  The Company operates its business as one operating segment and one reporting unit.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its majority owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, fixed asset lives, recoverability of goodwill, estimated useful lives of other intangible assets, bonus accruals, self-insurance liabilities, stock-based compensation expense, legal contingencies, fair value of assets acquired in a business combination and income taxes. Actual results could differ from those estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The Company’s quarter which ended October 4, 2009, is referred to as third quarter 2009, or the twelve weeks ended October 4, 2009; the second quarter ended July 12, 2009, is referred to as second quarter 2009 or the twelve weeks ended July 12, 2009; and the first quarter ended April 19, 2009, is referred to as first quarter 2009, or the sixteen weeks ended April 19, 2009; and, together the first, second, and third quarters of 2009 are referred to as the forty weeks ended October 4, 2009. The Company’s quarter which ended October 5, 2008, is referred to as third quarter 2008, or the twelve weeks ended October 5, 2008; the second quarter ended July 13, 2008, is referred to as second quarter 2008 or twelve weeks ended July 13, 2008; and the first quarter ended April 20, 2008, is referred to as first quarter 2008, or the sixteen weeks ended April 20, 2008; and, together the first, second, and third quarters of 2008 are referred to as the forty weeks ended October 5, 2008.

Reclassifications

Certain reclassifications have been made to prior year amounts in the condensed consolidated statements of cash flows to conform to the current year presentation to reflect the gross borrowings and repayments of long-term debt.

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (SFAS 168).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “ASC”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The ASC did not change GAAP but reorganizes the literature.  SFAS 168 is incorporated into section 105 of the ASC and is effective for interim and annual periods ending after September 15, 2009.  Beginning in the third quarter of fiscal 2009, all references to authoritative accounting literature in the Company’s financial statements are referenced in accordance with the ASC.  There are no changes to the content of the Company’s financial statements or disclosures as a result of implementing the ASC.

In August 2009, the FASB issued the Accounting Standards Update (Update) No. 2009-05, Measuring Liabilities at Fair Value, (Update 2009-05).  This update amends ASC 820, Fair Value Measurements and Disclosures.  Update 2009-5 provides additional clarification for the fair value measurement of liabilities, specifically in circumstances in which a quoted price in an active market is not available or when the liability contains transfer restrictions.  Update 2009-5 is effective for financial reporting periods beginning the period after issuance of the update.  The Company will adopt this update in the fourth quarter of 2009 and does not expect the adoption of Update 2009-5 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (which is now found under ASC 855, Subsequent Events), which was effective for financial periods ending after June 15, 2009.  The guidance establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date.  The Company adopted SFAS 165 during the second quarter 2009.  Refer to Note 11 Subsequent Events for disclosure.

In April 2009, the FASB issued FASB Staff Position (FSP) Nos. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1).  This guidance is now found under ASC 825, Financial Instruments.  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting (also found under the topic ASC 825, Financial Instruments).  The guidance requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after the Company’s second quarter.  The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). This guidance is now found under ASC 350, Intangibles — Goodwill and Other.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which is also found under ASC 350.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this guidance at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). This guidance is now found under ASC 815 Derivatives and Hedging.  This guidance provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The Company adopted the guidance at the beginning of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). This guidance is now found under ASC 805, Business Combinations.  This guidance provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. The guidance also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This guidance is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Accordingly, beginning in fiscal 2009, the Company will record and disclose material business combinations under the revised standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). This guidance is now found under ASC 810, Consolidation.  This guidance changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The Company adopted the guidance at the beginning of fiscal 2009.  The adoption of this guidance did not impact the Company’s consolidated financial statements.

2.       Restaurant Closures

The Company closed four company-owned restaurants during the first quarter of 2009.  This decision resulted from an initiative to identify those restaurants that were located in declining trade areas, performed below acceptable profitability levels and/or required significant capital expenditures. The locations selected for closure represented older restaurants whose leases were not extended, or were in need of significant capital improvement that were not projected to provide acceptable returns in the foreseeable future.  The Company recognized a charge of approximately $598,000 related to lease termination costs based on estimated remaining lease obligations, net of estimated sublease income, and other closing related costs.  This charge was recorded in the Company’s condensed consolidated statements of income as general and administrative expense for the forty weeks ended October 4, 2009.

3.       Cash Tender Offer

On February 11, 2009, the Company completed a cash tender offer for out-of-the-money stock options held by 514 then current employees and officers. The stock options eligible for tender were granted prior to December 31, 2008 with an exercise price at or above $32.00 per share. Pursuant to the terms of the tender offer, eligible employees and officers who elected to participate were required to tender all of their eligible options.  As a result of the tender offer, the Company incurred a one-time charge of approximately $4.0 million for all unvested eligible options that were tendered. This first quarter 2009 charge is reflected in the financial results for the forty weeks ended October 4, 2009 and represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered. The Company paid $3.5 million for the approximate 1.6 million options tendered in the offer.

4.       Stock-Based Compensation

During the twelve weeks ended October 4, 2009, the Company issued approximately 36,000 options with a weighted average grant date fair value of $8.58 per share and a weighted average exercise price of $19.97 per share.  For the forty weeks ended October 4, 2009, the Company issued approximately 402,000 options with a weighted average grant date fair value of $6.22 per share and a weighted average exercise price of $15.69 per share. Compensation expense for these options is recognized over the remaining weighted average vesting period which is approximately 1.5 years.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Risk-free interest rate	1.7%	2.3%	1.5%	1.9%
Expected years until exercise	3.6	2.7	3.6	2.7
Expected stock volatility	58.2%	42.7%	52.9%	40.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$8.58	$7.52	$6.22	$9.71

During the twelve weeks ended October 4, 2009, the Company did not issue any shares of non-vested common stock under its Amended and Restated 2007 Performance Incentive Plan (the “2007 Stock Plan”).  The Company has issued approximately 34,500 shares of non-vested common stock under the 2007 Stock Plan with a weighted average grant date fair value of $15.28 for the forty weeks ended, October 4, 2009.  Compensation expense for the aggregate 151,000 shares of non-vested common stock outstanding at October 4, 2009, is recognized over the remaining weighted average vesting period which is approximately 1.7 years.  The outstanding non-vested shares of common stock granted to directors are generally subject to a one year vesting requirement, while outstanding non-vested shares of common stock granted to executive officers and other key employees are generally subject to a four year graded vesting requirement.

During the twelve weeks ended October 4, 2009, the Company issued approximately 600 restricted stock units (RSUs) to certain employees under its 2007 Stock Plan with a weighted average grant date fair value of $18.99.  For the forty weeks ended October 4, 2009, the Company issued approximately 38,000 RSUs to certain employees under its 2007 Stock Plan with a weighted average grant date fair value of $15.18.  The RSUs vest in equal installments over four years on the anniversary date and upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant. Compensation expense for the RSUs is recognized over the remaining weighted average vesting period which is approximately 1.9 years.

Included in restaurant labor and general and administrative expenses in the condensed consolidated statements of income for the forty weeks ended October 4, 2009, is approximately $886,000 and $3.1 million respectively, of stock-based compensation expense related to the cash tender offer discussed in Note 3 Cash Tender Offer.  This one-time charge incurred in the first quarter 2009, represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.

For the twelve and forty weeks ended October 4, 2009, $24,000 and $72,000 of stock-based compensation was recognized as capitalized development and is included in property and equipment in the condensed consolidated balance sheet, respectively. During the twelve weeks ended October 4, 2009, approximately 28,000 options to purchase common shares were exercised and approximately 55,000 options were forfeited.  During the forty weeks ended October 4, 2009, approximately 52,000 options to purchase common shares were exercised and approximately 1.7 million options were cancelled due primarily to the cash tender offer discussed in Note 3 Cash Tender Offer.

5.       Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts are calculated by dividing net income by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.

Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 4, 2009, approximately 363,000 and 864,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and forty weeks ended October 5, 2008, approximately 1.9 million and 1.7 million stock options outstanding, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the impact of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Net income	$5,702	$6,174	$15,968	$21,343
Basic weighted-average shares outstanding	15,408	15,303	15,379	16,113
Dilutive effect of stock options and awards	127	112	109	138
Diluted weighted-average shares outstanding	15,535	15,415	15,488	16,251

Earnings per share:
Basic	$0.37	$0.40	$1.04	$1.32
Diluted	$0.37	$0.40	$1.03	$1.31

6.       Advertising Costs

Costs incurred in connection with the advertising and promotion of the Company are included in operating expenses and expensed as incurred.  Such costs amounted to $3.9 million and $11.8 million for the twelve and forty weeks ended October 4, 2009, respectively and $5.7 million and $18.2 million for the twelve and forty weeks ended October 5, 2008, respectively.

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

7.       Derivative and Hedging Activities

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under ASC 815, Derivatives and Hedging.  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations of interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company’s counterparty in the interest rate swap is SunTrust Bank, National Association (SunTrust).  Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or the market price of the Company’s common stock.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap designated as hedging instruments under ASC 815 as of October 4, 2009 (in thousands):

Balance Sheet Location	Derivative Assets	Derivative Liabilities

Accrued liabilities	$—	$2,111
Other non-current liabilities	—	453
Total derivatives	$—	$2,564

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of income for the twelve and forty weeks ended October 4, 2009 (in thousands):

	Twelve Weeks	Forty Weeks
	Ended	Ended
	October 4, 2009	October 4, 2009
Unrealized loss on swap in AOCI (pretax)	$(353)	$(1,496)

Realized loss (pretax effective portion) recognized in interest expense	$(626)	$(1,582)

As a result of this activity, accumulated other comprehensive income in equity increased by approximately $273,000 and $86,000 for the twelve and forty weeks ended October 4, 2009 on a pretax basis or $167,000 and $53,000 on an after tax basis (see Note 8  Fair Value Measurement and Other Comprehensive Income).

During 2009, our interest rate swap had no hedge ineffectiveness and no gains or losses were reclassified into net earnings.  Additionally, the Company had no obligation as of October 4, 2009 to post collateral under the terms of the Interest Rate Swap Agreement.

8.       Fair Value Measurement and Other Comprehensive Income

The fair value of the Company’s credit facility as of October 4, 2009 and December 28, 2008 was approximately $177.6 million and $200.0 million, respectively.  There are $6.4 million of outstanding borrowings recorded for the Company’s capital leases as of October 4, 2009, which have an estimated fair value of $7.8 million. At December 28, 2008, the carrying amount of the Company’s capital lease obligations was $7.6 million and the fair value was $8.8 million. Both the fair values of the Company’s credit facility in 2009 and capital leases have been estimated using Level 2 inputs using discounted cash flow analyses based on market rates obtained from independent third parties for similar type debt.

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, bonuses and commissions each plan year. At October 4, 2009 and December 28, 2008, a liability for participant contributions and investment income thereon of $2.2 million and $1.7 million, respectively, is included in other non-current liabilities. To fund this plan the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on the related team members. The cash surrender value of these policies at October 4, 2009 and December 28, 2008, $2.2 million and $1.6 million, respectively, is included in other assets, net. The carrying value of both the liability for participant contributions and investment income and the cash surrender value asset are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs.

The interest rate swap discussed in Note 7 above is measured using Level 2 category inputs.  The fair value of the interest rate swap, which is measured on a recurring bases, was an unrealized loss of $2.6 million, $1.6 million net of tax, as of October 4, 2009, which is recorded in accrued liabilities and other non-current liabilities, in the Company’s condensed consolidated balance sheet.  The fair market value of the interest rate swap was an unrealized loss of $2.8 million, $1.6 million net of tax, as of December 28, 2008.  The unrealized gain (loss) associated with this cash flow hedging instrument is recorded in accumulated other comprehensive income (loss), net of tax, on the Company’s condensed consolidated balance sheet.

Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Net income	$5,702	$6,174	$15,968	$21,343
Unrealized gain (loss) on swap, net of tax	167	(842)	53	356
Total comprehensive income	$5,869	$5,332	$16,021	$21,699

9.       Related Parties

On June 3, 2009, the Company expanded its board of directors from seven to eight members and announced the appointment of a new member to the board to fill the new seat.  This new board member is the former president and majority owner of one of our former franchises from which the Company purchased 13 Red Robin® restaurants in Washington in 2006.  The new board member is a principal of and holds, directly or indirectly, interests of between 50% and 66 2/3% in each of three privately-held entities that hold the leases for three of the Washington restaurants that the Company acquired in 2006.  These leases were assumed by the Company in connection with the acquisition.  Under these leases, the Company recognized rent and other related payments in the amounts of $229,000 and $807,000 during the twelve and forty weeks ended October 4, 2009, respectively.  For the twelve and forty weeks ended October 5, 2008, the Company recognized rent and other related payments in the amounts of $238,000 and $939,000, respectively.

10.     Commitments and Contingencies

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

11.     Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report, November 6, 2009.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2009 and 2008 refer to the twelve and forty week periods ending October 4, 2009 and October 5, 2008, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights of the Company during the forty weeks of fiscal 2009:

•      New Restaurant Openings.  We opened 13 company-owned restaurants during the twenty-eight weeks ended July 12, 2009  and did not open any additional new restaurants during the third quarter of fiscal 2009.  Comparatively, we opened 10 and 27 restaurants for the twelve and forty weeks ended October 5, 2008.  We will open an additional two company-owned restaurants in the fourth quarter of 2009.  All expenses associated with the opening of our 2009 restaurants have been funded directly or indirectly from our operating cash flows.

•       Comparable Restaurant Sales.  For the twelve weeks ended October 4, 2009, the 269 restaurants in our current comparable sales base experienced a 14.9% decrease in sales from these same restaurants in the comparable period last year.  This decrease was driven by a 13.8% decrease in guest count and 1.1% decrease in the average guest check.  For the forty weeks ended October 4, 2009, our current comparable base experienced an 11.2% decrease in sales from these same restaurants in the prior year period.  This decrease was driven by an 11.9% decrease in guest counts partially offset by a 0.7% increase in the average guest check.  We believe these declines are primarily the result of the macroeconomic environment and our significant reduction in national cable advertising in 2009.  It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and the extent to which our operations will be adversely affected by such conditions.  We expect continued negative comparable sales trends in the fourth quarter 2009.

•      Food Cost.  For the twelve weeks ended October 4, 2009, we saw a decrease in the cost of certain commodities, particularly ground beef and cheese.  Prior to this quarter, our contracted ground beef pricing had been higher than 2008 levels.  In the third quarter, both ground beef and cheese prices declined below 2008 levels and we expect that trend to continue for the remainder of the 2009 fiscal year.  During the third quarter, we also entered into contracts for chicken and potatoes that give us pricing at or below the prices we paid in 2008 and earlier this year.

•      Marketing Efforts.  For 2009, our marketing strategy has been focused on driving guest traffic and retention by expanding our national online and digital media advertising efforts as well as introducing a targeted direct mail campaign to support product specific news.  We supported this strategy during the third quarter 2009 by introducing limited-time offers on promotional products through local restaurant market television and radio advertising; reaching approximately 30% of our restaurant base. The $1.1 million in television advertising campaign began in the last week of the third quarter 2009 and continued through the first two weeks of the fourth quarter 2009.  We are pleased by the positive traffic and sales results from this three week campaign. In the ten T.V. markets where our television advertising ran we had meaningful improvements in guest counts and comparable restaurant revenue compared to the four week period just prior to the television campaign.

•      Restaurant Closings.  The Company closed four restaurants during the first quarter 2009. This decision resulted from our identifying those restaurants that were in declining trade areas, performing below acceptable profitability levels and/or would require significant capital expenditures. The locations selected for closure represented older restaurants whose leases were not extended or were in need of significant capital improvement that were not projected to provide acceptable returns in the foreseeable future.  The Company recognized a charge of approximately $598,000 during the forty weeks ended October 4, 2009 related to lease termination costs based on estimated remaining lease obligations, net of estimated sublease income, and other closing related costs.  This charge is recorded in general and administrative expense in our condensed consolidated statements of income for the forty weeks ended October 4, 2009.

•      Cash Tender Offer.  On February 11, 2009 we completed a cash tender offer for out-of-the-money stock options held by 514 current employees and officers.  As a result of the tender offer, we incurred a one-time charge of approximately $4.0 million for all unvested eligible options that were tendered in the first quarter 2009.  This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.  Approximately $0.9 million of the $4.0 million charge is recorded in labor expense and approximately $3.1 million is recorded in general and administrative expense in our condensed consolidated statements of income for the forty weeks ended October 4, 2009.  We paid $3.5 million in cash for the approximate 1.6 million options tendered in the offer.

In view of the foregoing, the Company is making efforts to manage controllable costs and streamline operations, while our restaurant teams focus on driving traffic through the quality and value of our guest experience.  In addition, the Company will continue to drive guest traffic through the use of marketing efforts described above.

The Company will maintain flexibility with respect to its development plan for new restaurants in 2010 and will adjust the development plan as the Company deems necessary to respond to the challenging consumer environment.  Our reduced levels of new restaurant openings in 2009 and the resulting reduction in capital expenditures have resulted in increased available cash flow which we applied to reduce outstanding indebtedness by approximately $23.9 million during the forty weeks ended October 4, 2009.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Company-owned:
Beginning of period	304	281	294	249
Opened during period	—	10	13	27
Acquired during period	—	—	1	15
Closed during period	—	—	(4)	—
End of period	304	291	304	291

Franchised:
Beginning of period	131	123	129	135
Opened during period	1	3	4	7
Sold or closed during period	—	—	(1)	(16)
End of period	132	126	132	126

Total number of Red Robin® restaurants	436	417	436	417

On December 31, 2008, we acquired a franchisee restaurant that was managed by the Company under a management agreement since June 2007 with a franchisee.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Revenues:
Restaurant	98.4%	98.4%	98.4%	98.3%
Franchise royalties and fees	1.6	1.6	1.6	1.7
Rent revenue	—	—	—	—
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs:
Cost of sales	23.4	23.7	24.1	23.8
Labor (includes 0.1%, 0.1%, 0.2% and 0.1% of stock-based compensation expense, respectively)	34.9	33.3	34.6	33.7
Operating	17.4	17.7	16.5	17.2
Occupancy	7.8	6.8	7.4	6.6
Total restaurant operating costs	83.5	81.5	82.6	81.3
Depreciation and amortization	7.0	5.9	6.7	5.8
General and administrative (includes 0.3%, 0.9%, 0.8% and 0.7% of stock-based compensation expense, respectively)	6.5	7.5	7.8	7.8
Pre-opening costs	0.1	1.3	0.5	1.1
Asset impairment charge	—	0.4	—	0.1
Reacquired franchise and other acquisition costs	—	—	—	0.1
Income from operations	4.4	4.8	3.8	5.3
Interest expense, net	0.7	1.0	0.8	0.9
Other	—	—	—	—
Income before income taxes	3.7	3.8	3.0	4.4
Provision for income taxes	0.6	0.8	0.7	1.2
Net income	3.1%	3.0%	2.3%	3.2%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2009	October 5, 2008	Percent Change	October 4, 2009	October 5, 2008	Percent Change
Restaurant revenue	$183,878	$205,286	(10.4)%	$648,436	$659,086	(1.6)%
Franchise royalties and fees	3,035	3,299	(8.0)%	10,265	11,367	(9.7)%
Rent revenue	34	53	(35.8)%	147	166	(11.4)%
Total revenues	$186,947	$208,638	(10.4)%	$658,848	$670,619	(1.8)%
Average weekly sales volumes:
Comparable restaurants	$51,964	$62,182	(16.4)%	$55,610	$63,852	(12.9)%
Non-comparable restaurants	49,385	56,111	(12.0)%	53,893	55,776	(3.4)%
2007 Acquired Restaurants (1)	—	—	—	—	61,335	—
2008 Acquired Restaurants (2)	—	54,562	—	51,392	54,701	(6.0)%

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

(2)

2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during 2008. Beginning the third quarter 2009, these restaurants entered into the comparable restaurant population and their average weekly sales volumes, from that time forward, are included in the comparable restaurant category.

For the twelve and forty weeks ended October 4, 2009, restaurant revenue, which is comprised almost entirely of food and beverage sales, decreased by $21.4 million, or 10.4%, and by $10.7 million, or 1.6%, respectively, from the same periods of 2008. Sales in the comparable restaurant base experienced a decrease of approximately $32.3 million or 16.5% during the third quarter 2009 and approximately $64.7 million or 10.0% during the forty weeks ended October 4, 2009 over prior year periods.  The decrease in comparable restaurant sales in 2009 was primarily the result of the lower guest counts driven by the macroeconomic environment and our significant reduction in national cable advertising in 2009.  Sales for non-comparable restaurants contributed an increase of $10.9 million and $53.3 million for the twelve and forty weeks ended October 4, 2009 respectively, of which $9.0 million and $24.6 million was attributable to the 13 restaurants opened during the forty weeks ended October 4, 2009.

Average weekly sales volumes represent the total restaurant revenue excluding discounts for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the third quarter 2009, there were 269 comparable restaurants compared to 233 comparable restaurants at the end of the third quarter 2008. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of the third quarter 2009, there were 35 non-comparable restaurants versus 44 at the end of the third quarter 2008. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 8.0% and 9.7%, respectively, for the twelve and forty weeks ended October 4, 2009.  For the twelve weeks ended October 4, 2009, this decrease is primarily attributable to declining sales in our U.S. franchise restaurant base.  For the forty weeks ended October 4, 2009, this decrease is primarily attributable to the $793,000 year over year reduction in franchise royalties from the 2008 Acquired Restaurants as well as lower current quarter sales revenue.  Our franchisees reported that comparable restaurant sales decreased 14.4% for U.S. restaurants and decreased 0.2% for Canadian restaurants in the third quarter of 2009 compared to the third quarter of 2008.  For the forty weeks ended October 4, 2009 and October 5, 2008, our franchisees reported that comparable restaurant sales for U.S. restaurants decreased 10.3% and Canadian restaurants decreased 0.2%.

Cost and Expenses

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2009	October 5, 2008	Percent Change	October 4, 2009	October 5, 2008	Percent Change
Cost of sales	$42,961	$48,705	(11.8)%	$156,472	$156,558	-0.1%
As a percent of restaurant revenue	23.4%	23.7%	(0.3)%	24.1%	23.8%	0.3%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume. For the twelve weeks ended October 4, 2009, cost of sales decreased as a percentage of restaurant revenues over prior year due primarily to improved beverage and cheese pricing.  We also realized improved pricing on our ground beef which was offset by a shift in our sales mix to our premium burgers.  For the forty weeks ended October 4, 2009, cost of sales increased as a percentage of restaurant revenues over prior year due primarily to higher contracted raw material pricing for ground beef and steak fries earlier in the fiscal year.  We expect the more favorable ground beef pricing we realized in the third quarter of 2009 will stabilize to levels below our 2008 pricing for the remainder of fiscal 2009.  Effective beginning with the fourth quarter 2009, we also entered into new contracts for chicken and potatoes that give us pricing at or below the prices we paid in 2008 and earlier this year.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2009	October 5, 2008	Percent Change	October 4, 2009	October 5, 2008	Percent Change
Labor	$64,113	$68,300	(6.1)%	$224,063	$222,395	0.8%
As a percent of restaurant revenue	34.9%	33.3%	1.6%	34.6%	33.7%	0.9%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes and benefits for restaurant team members. For the twelve weeks ended October 4, 2009, labor costs as a percentage of restaurant revenue increased from prior year due primarily to the impact of fixed expenses such as managers’ salaries, on a lower revenue volume.  In addition, minimum wage increases and higher benefit costs also increased our labor as a percentage of revenue.  For the forty weeks ended October 4, 2009, labor as a percentage of restaurant revenue increased due to fixed salary and minimum wages and higher benefit costs on a lower revenue volume base.  A stock based compensation charge of $886,000, also increased labor costs as a percentage of restaurant revenue for the forty weeks ended October 4, 2009 by 0.1% of restaurant revenue.  This year over year increase is partially offset by improved productivity of hourly labor for non-management team members and decreased restaurant-level bonuses, as well as lower vacation expense.

Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2009	October 5, 2008	Percent Change	October 4, 2009	October 5, 2008	Percent Change
Operating	$31,950	$36,236	(11.8)%	$106,976	$113,139	(5.4)%
As a percent of restaurant revenue	17.4%	17.7%	(0.3)%	16.5%	17.2%	(0.7)%

Operating costs include variable costs such as advertising, local marketing expenses, restaurant supplies, travel costs, and fixed costs such as repairs and maintenance and utility costs. For the twelve and forty weeks ended October 4, 2009, operating costs decreased as a percentage of restaurant revenue due primarily to a 0.8% and 1.25% effective decrease in 2009 advertising activities for the twelve and forty weeks, respectively.  This decreased spending has been offset by higher repairs and maintenance costs.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2009	October 5, 2008	Percent Change	October 4, 2009	October 5, 2008	Percent Change
Occupancy	$14,434	$13,977	3.3%	$47,836	$43,195	10.7%
As a percent of restaurant revenue	7.8%	6.8%	1.0%	7.4%	6.6%	0.8%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. As a percentage of restaurant revenue, occupancy costs for the twelve and forty weeks ended October 4, 2009 increased over the prior year periods due to a decline in average restaurant revenues on partially fixed costs and higher fixed rents related to new and acquired restaurants.   Many of the restaurants acquired from franchisees in previous years are “build to suit” locations that typically bear a higher occupancy cost as a percentage of restaurant revenue.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2009	October 5, 2008	Percent Change	October 4, 2009	October 5, 2008	Percent Change
Depreciation and amortization	$13,112	$12,248	7.1%	$43,815	$38,777	13.0%
As a percent of total revenues	7.0%	5.9%	1.1%	6.7%	5.8%	0.9%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses. Depreciation and amortization expense increased as a percentage of total revenues for the twelve and forty weeks ended October 4, 2009 compared to prior year due primarily to increased depreciation and amortization expense related to new restaurants and the 2008 Acquired Restaurants and lower average restaurant sales volumes.

General and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2009	October 5, 2008	Percent Change	October 4, 2009	October 5, 2008	Percent Change
General and administrative	$12,109	$15,659	(22.7)%	$51,080	$52,588	(2.9)%
As a percent of total revenues	6.5%	7.5%	(1.0)%	7.8%	7.8%	(0.0)%

General and administrative costs include all corporate and administrative functions that support existing restaurant operations,

franchises, and provide infrastructure to facilitate our future growth. Components of this category include corporate management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, leadership conference, professional and consulting fees and certain marketing costs. For the twelve weeks ended October 4, 2009, general and administrative costs decreased as a percentage of total revenues and in absolute terms due primarily to lower national advertising marketing activities, reduced salary and travel costs related to our training activities and lower stock compensation expense.  For the forty weeks ended October 4, 2009, general and administrative costs decreased as a percentage of total revenues in absolute terms due to lower national advertising marketing activities, reduced salary and travel costs related to our training activities, offset by increased performance based bonus awards.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2009	October 5, 2008	Percent Change	October 4, 2009	October 5, 2008	Percent Change
Pre-opening costs	$125	$2,661	(95.3)%	$3,263	$7,265	(55.1)%
As a percent of total revenues	0.1%	1.3%	(1.2)%	0.5%	1.1%	(0.6)%
Average per restaurant pre-opening costs (1)	$—	$262	—	$267	$270	(1.1)%

(1)	Average per restaurant pre-opening costs reflect the average pre-opening costs of those restaurants opened during the quarter and year-to-date.

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening and other direct costs related to the opening of new restaurants.  Pre-opening expense for the twelve weeks ended October 4, 2009 reflect expenses for two restaurants scheduled to open in the fourth quarter of 2009 as compared to the ten restaurants that were opened during the twelve weeks ended October 5, 2008.  Pre-opening costs for the forty weeks ended October 4, 2009 and October 5, 2008, reflect the opening of 13 and 27 new restaurants, respectively in each period presented.

Asset Impairment Charge

During the third quarter of fiscal 2008, we determined that two company-owned restaurants were impaired in accordance with ASC 360, Property, Plant, and Equipment.  The Company recognized a non-cash impairment charge of $928,000 related to the impairment of these two restaurants.   We reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment.  The carrying amount of each restaurant was compared to its fair value as determined by management with the assistance of a third-party valuation firm.  The impairment charge represents the excess of the restaurant’s carrying amount over their fair value.  There have been no such impairment charges during fiscal 2009.

Reacquired Franchise and Other Acquisition Costs

As a result of the acquisition of the 15 restaurants during the second quarter 2008, we incurred a total charge of $451,000, which is primarily related to avoided franchise fees, that was accounted for in accordance with Emerging Issues Task Force (EITF) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (EITF 04-1). EITF 04-1 (which has now been superseded by ASC 805, Business Combinations), requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists.  The $451,000 charge reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company’s current royalty agreements.

Interest Expense, net

Interest expense was $1.3 million and $2.0 million for the twelve weeks ended October 4, 2009 and October 5, 2008, respectively.  Interest expense for the third quarter 2009 decreased as compared to the third quarter 2008 due to a lower average interest rate of 3.1% versus 3.9% as well as a lower average borrowings outstanding.  Interest expense was $5.0 million and $6.1 million for the forty weeks ended October 4, 2009 and October 5, 2008, respectively.  Interest expense for the forty weeks ended October 4, 2009 decreased from the same period prior year due to a lower average interest rate of 3.1% versus 4.2% in 2008, partially offset by higher average borrowings outstanding under our revolving credit facility during fiscal 2009.

Provision for Income Taxes

The effective income tax rate for the third quarter 2009 was 16.3% compared to 21.6% for the third quarter 2008.  The effective income tax rate for the forty weeks ended October 4, 2009 and October 5, 2008 was 21.4% and 27.0%, respectively.  The decrease in the effective tax rate from 2008 is primarily due to the leverage of increased federal income tax credits, specifically FICA tip tax credits, for 2009 as a percentage of net income before taxes. Offsetting these credits in the third quarter of fiscal 2009 was additional expense of approximately $500,000 related to the third quarter filing, of our 2008 federal and state income tax returns. We anticipate that our full year fiscal 2009 effective tax rate will be approximately 21%.

Liquidity and Capital Resources

Financial Condition and Future Liquidity.  We require capital principally to grow our business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and, from time to time, may continue to use capital to acquire franchise restaurants or repurchase our common stock.  We expect our primary short-term and long-term sources of liquidity to be cash flows from operations and to a lesser extent, our revolving credit facility.  Despite a decrease in total revenues of approximately $11.8 million, or 1.8% for the forty weeks ended October 4, 2009 as compared to the forty weeks ended October 5, 2008, we have generated approximately $66.5 million in cash flows from operations for the forty weeks ended October 4, 2009, a decrease of approximately 0.6% from the same period 2008.  This has allowed us to reduce our indebtedness by $23.9 million for the forty weeks ended October 4, 2009.

Based upon current levels of operations and our anticipated 2009 and 2010 restaurant opening schedule, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures and working capital requirements for at least the next twelve months. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.  As a result, we typically maintain current liabilities in excess of our current assets that result in a working capital deficit. We are able to operate with a substantial working capital deficit because restaurant operations are primarily conducted on a cash basis; rapid turnover results in limited investment in inventories; and cash from sales is usually received before related liabilities for food, supplies and payroll become due.

Credit Facility.  Our existing credit facility permits us to have a flexible capital structure and facilitates our growth plans.  The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus 1.00% currently.  The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future and to extend the agreement for up to two one-year periods after the original maturity. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.  Our credit facility is with a consortium of banks that include Wells Fargo Bank N.A., Bank of America N.A., Keybank N.A. and SunTrust Bank N.A. among others.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007 and will end on the maturity date of the term loan, unless extended.  At October 4, 2009, we had $122.7 million of borrowings outstanding under our term loan and $62.0 million of borrowings, including $5.1 million of letters of credit outstanding under our revolving credit facility.  We also had $6.5 million outstanding under a swingline loan. Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are approximately $921,000 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of October 4, 2009. In addition to the required repayments on the term loan, we expect to utilize excess cash flow after capital expenditures to reduce our debt under the revolver during the fourth quarter 2009.

Covenants. We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments. In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of October 4, 2009, we were in compliance with all covenants under our credit agreement.

Inflation

The primary inflationary factors that affect our operations are food costs, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and recent increases in applicable minimum wage levels have directly affected our labor costs.  Many of our leases require us to pay taxes and charges for maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases.  We believe inflation has had a negative impact on our financial condition and results of operations in the current year, due primarily to increased commodity prices for certain foods we purchase at market rates, including fuel surcharges, increased labor costs, higher energy costs, higher costs for certain supplies and petroleum based products, higher costs for materials and labor related to construction of our new restaurants.  During the third quarter, we have seen a decrease in cost for our food commodities as well as reduced energy rates.  It is uncertain what impact inflation will have on these costs during the remainder of 2009.

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

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (SFAS 168).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “ASC”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The ASC did not change GAAP but reorganizes the literature.  SFAS 168 is incorporated into the section 105 of the ASC and is effective for interim and annual periods ending after September 15, 2009.  Beginning in the third quarter of fiscal 2009, all references to authoritative accounting literature in our financial statements will be referenced in accordance with the ASC.  There is no change to the content of our financial statements or disclosures as a result of implementing the ASC.

In August 2009, the FASB issued the Accounting Standards Update (Update) No. 2009-05, Measuring Liabilities at Fair Value, (Update 2009-05).  This update amends ASC 820, Fair Value Measurements and Disclosures.  Update 2009-5 provides additional clarification for the fair value measurement of liabilities, specifically in circumstances in which a quoted price in an active market is not available or when the liability contains transfer restrictions.  Update 2009-5 is effective for financial reporting periods beginning the period after issuance of the update.  We will adopt this update in the fourth quarter of 2009 and do not expect the adoption of Update 2009-5 to have a material impact on our consolidated financial statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (which is now found under ASC 855, Subsequent Events), which was effective for financial periods ending after June 15, 2009.  The guidance establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date.  We adopted SFAS 165 during second quarter 2009.  Refer to Note 11. Subsequent Events, for disclosure.

In April 2009, the FASB issued FASB Staff Position (FSP) Nos. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1).  This guidance is now found under ASC 825, Financial Instruments.  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting (also found under ASC 825).  The guidance requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value.  Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis.  FSP FAS 107-1 is effective for interim reporting periods that end after the Company’s second quarter.  The adoption of FSP FAS 107-1 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). This guidance is now found under ASC 350, Intangibles — Goodwill and Other.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which is also found under ASC 350.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this guidance at the beginning of fiscal 2009 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (SFAS 161). This guidance is now found under ASC 815, Derivatives and Hedging.  This guidance provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. We adopted the guidance at the beginning of fiscal 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). This guidance is now found under ASC 805, Business Combinations.  This guidance provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. The guidance also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This guidance is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Accordingly, beginning in fiscal 2009, we will record and disclose material business combinations under the revised standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). This guidance is now found under ASC 810, Consolidation.  This guidance changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  We adopted the guidance at the beginning of fiscal 2009.  The adoption of this guidance did not impact our consolidated financial statements.

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future results of operations, anticipated sales trends, commodity prices, economic performance, liquidity and capital resources, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “believe”, “estimates”, “expect”, “future”, “intend”, “plan”, “will,” “would” or comparable and similar terms or the negative thereof. Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof. These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the following:  potential fluctuation in our quarterly operating results due to economic conditions, seasonality and other factors; downturn in general economic conditions including continuing volatility in financial markets and decreased consumer confidence, resulting in changes in consumer preferences and consumer discretionary spending;  changes in availability of capital or credit facility borrowings to us and to our franchisees; the continued adequacy of cash flows generated by our business to fund operations and growth opportunities; the concentration of our restaurants in the Western United States and the associated disproportionate impact of macroeconomic factors; the availability and costs of food; changes in labor and energy costs and changes in the ability of our vendors to meet our supply requirements; higher percentage of operating weeks from non-comparable restaurants; concentration of less mature restaurants in the comparable restaurant base; the effectiveness of our national advertising strategy; health concerns about our food products and food preparation; the effectiveness of our internal controls over financial reporting; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2008 filed with the SEC on February 26, 2009.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of October 4, 2009, we had $71.2 million of borrowings subject to variable interest rates, and a plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $712,000 on an annualized basis, after consideration of interest rate swaps.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we use an interest rate swap and may use caps to manage our net exposure to interest rate changes related to our borrowings.

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility. The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million. The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate. This hedge is highly effective as defined ASC 815, Accounting for Derivative Instruments and Hedging Activities.  The Company reclassifies gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income as the interest expense is recognized on the related debt.   As of October 4, 2009, the $1.6 million unrealized loss, net of taxes, on cash flow hedging instrument is reported in accumulated other comprehensive income (loss).

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended October 4, 2009. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
10.1

First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated as of August 4, 2009. Incorporated by reference from our Form 8-K Current Report filed with the SEC on August 7, 2009.

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

Red Robin Gourmet Burgers, Inc.

November 6, 2009	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer