Form 10-K
period 2009-12-27
RED ROBIN GOURMET BURGERS INC
filed 2010-02-25
CIK 1171759

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ National Market) was $283.4 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

         There were 15,615,940 shares of common stock outstanding as of February 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2010 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I

ITEM 1.    Business

Overview

        Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, to facilitate a reorganization of the company. The reorganization was consummated in August 2001, and since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock or membership interests, either directly or indirectly, of Red Robin International, Inc., and our other operating subsidiaries through which we operate our company-owned restaurants. Unless otherwise provided in this annual report on Form 10-K, references to "Red Robin," "we", "us", "our", and "the Company" refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. For the fiscal year 2009, we generated total revenues of $841.0 million. As of the end of our fiscal year on December 27, 2009, the system included 439 restaurants, of which 306 were company-owned, and 133 were operated under franchise agreements with 21 franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchises and Licensing Arrangements" for additional information about our franchise program. As of December 27, 2009, there were Red Robin® restaurants in 40 states and 2 Canadian provinces.

Business Strategy

        Our vision is to be the most respected restaurant company in the world for the way we treat our team members, guests and stakeholders. Our mission is to be the everyday oasis for families and guests of all ages who want to enjoy craveable gourmet burgers in a fun, energetic environment with attentive and friendly service. To achieve these objectives, we have developed the following strategies to profitably grow our business:

  •
  Drive guest traffic through a strong marketing plan.  In 2008 and 2009, we experienced a decline in guest traffic and sales in our restaurants due to several factors, including the deteriorating economy, a decline in families dining out less often than in prior years, and our decision to reduce the use of national television marketing. Accordingly, we undertook substantial market and guest research to help us understand how our guests view our business, and to identify the key attributes and strengths of our brand that are recognized by our guests. As a result, we have developed a marketing strategy that will combine a focus on our key brand equities, such as our craveable, signature burgers, served by happy and attentive team members, making memorable connections with our guests, with tactics designed to position our brand at the forefront of our guests' dining decisions. In 2010, our marketing strategy will be focused on product news with an emphasis on quality, value, and variety to drive guest traffic, retention, and loyalty. Based on the success of a limited time only (LTO) product promotion test we conducted in the fall of 2009 using local television in 10 of our markets, we have concluded that we will utilize national television support for our spring 2010 LTO promotion which began in February 2010. Pending successful results of the spring 2010 promotion, national and/or local television will likely be used to support the remainder of our LTO promotions in 2010. See "Marketing and Advertising" below for additional information about our marketing strategy and initiatives.

  •
  Continue new restaurant growth.  We opened 15 new company-owned restaurants in 2009 versus 31 in 2008. In 2009, we reduced the number of new restaurants and focused on operational and marketing strategies to quickly grow and stabilize profits in new restaurants. We are pursuing a balanced approach to our 2010 new restaurant development as we seek to deploy our capital conservatively while recognizing the opportunities to increase market share. In fiscal year 2010 we plan to open between 11 and 13 new company-owned restaurants.

    New restaurant openings (NROs) present specific challenges. Generally, new restaurants open with higher sales volumes than the average sales volumes of comparable restaurants, but level off at a revenue volume lower than the average level of comparable restaurant sales for a period of time before reaching a comparable level of sales and profitability. In the last two years, we have seen revenue volumes at levels only slightly below the average volumes of our comparable restaurants. We have been able to implement operational and marketing strategies that have resulted in a normalization period of new restaurant profitability similar to comparable restaurants that has decreased from a period of three years to approximately nine months for our restaurants opened in 2009. We will continue to focus on these strategies that are intended to accelerate or normalize profits and sales volumes of new restaurants more quickly than our historical experience.

  •
  Manage restaurant operating costs.  We are focused on managing our restaurant operating costs including food and other commodities, labor and benefits, restaurant supplies, utilities, occupancy and other operating costs. Macroeconomic and other external factors, such as increases in state minimum wage requirements in 2009 and commodity price increases have put pressure on our costs. We are pursuing strategies to mitigate the impact of these external factors, including continued labor productivity improvement efforts, utility management programs, initiatives to streamline operations and strategic commodity contracts, where available.

Restaurant Concept

        Red Robin was founded on four core values: Honor, Integrity, Continually Seeking Knowledge and Having Fun. These core values are the foundation for every Red Robin decision, from creating our gourmet burgers to hiring energetic team members and even to deciding new restaurant locations. They also are the foundation for how we treat our team members, guests, and communities. These core values can be found embroidered on the sleeve of every team member's shirt, which serve as a constant reminder of what makes our company unique and special.

        Red Robin® restaurants are designed to create a fun and memorable dining experience in an exciting, high-energy, family-friendly atmosphere. Our concept attracts a broad guest base by appealing to the entire family, particularly women, teens, kids ages 8 to 12 to whom Red Robin refers as "tweens," and younger children. We believe that we differentiate our restaurants from our competitors' by our brand architecture which defines the Red Robin Guest experience.

        Our menu features our signature product, the gourmet burger, which we make from premium quality ground beef; and other sandwiches made from chicken breasts, vegetarian or vegan patties, fish filets or turkey patties. We offer a wide selection of buns and toppings for our gourmet burgers, including fresh guacamole, barbeque sauce, grilled pineapple, crispy onion straws, sautéed mushrooms, roasted poblano pepper, jalapeno rings, bruschetta salsa, a choice of seven different cheeses, and even a fried egg. In addition to gourmet burgers and chicken sandwiches, which accounted for approximately 51% of our total food sales in 2009, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers, salads, soups, pastas, seafood, other entrees, desserts, and the Company's signature Mad Mixology® alcoholic and non-alcoholic specialty beverages. All of our gourmet burgers are served with our all-you-can-eat Bottomless Steak Fries®.

        We strive to provide our guests with a memorable dining experience. Our guests can order to meet their dietary needs and preferences by customizing their menu orders. We believe in giving our guests the "gift of time." All of Red Robin's menu items are designed to be delivered to guests in a time-efficient manner. Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute dining experience at dinner. Red Robin also has an unparalleled and extraordinary approach to guest service using Unbridled Acts®. We have catalogued thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members. Many of our Unbridled Acts® can be found on our website, www.redrobin.com. We encourage our team members to execute on the aspects of service that mean the most to our guests which we have identified to be our biggest drivers of our guest loyalty.

        We also strive to provide our guests with exceptional dining value. In 2009, we had a per person average check of approximately $11.63, including beverages. We believe this price-to-value relationship and our LTOs featuring innovative gourmet burgers, salads, and sandwiches at a value price point differentiate us from our competitors, many of whom have significantly higher average guest checks, and it allows us to appeal to a broad base of consumers with a wide range of income levels. A low average guest check, combined with swift service and a family-friendly atmosphere further differentiates us from many other casual dining restaurants.

Restaurant Site Selection

        We believe that site selection is critical to our success and thus we devote substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas, and other specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic, and a highly visible site. Approved sites generally have a population of at least 70,000 people within a three-mile radius and at least 100,000 people within a five-mile radius. Sites generally require a strong daytime and evening population, adequate parking, and a visible and easy entrance and exit. In addition, Red Robin typically selects locations with a demographic profile that includes a household income average of $65,000 or greater and that has a high population of families.

        In order to maximize our market penetration potential, we have developed a flexible physical site format that allows us to operate in a range of real estate venues located near high activity areas, such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. Our current prototype restaurant is a free-standing building with approximately 5,800 square feet and approximately 200 seats. Based on this prototype, our average cash investment for a new restaurant opened in 2009 was approximately $2.1 million, excluding land and pre-opening costs. We typically operate our restaurants under operating leases for land on which we build our restaurants. However, we have also begun to develop restaurants using in-line mall locations or conversion of existing restaurant and other retail structures. In 2010, we will continue to explore such prospects which will allow us to capitalize on opportunities in our preferred real estate markets and significantly reduce our average cash investment in new restaurants.

Operations

  Restaurant Management

        Our typical restaurant management team consists of a general manager, an assistant general manager, a kitchen manager, and one or two assistant managers depending on average sales volumes. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and developing of team members, as well as operating results. The kitchen manager is responsible for product quality, daily production, shift execution, food costs, and kitchen labor costs. Most of our restaurants employ approximately 85 hourly team members, many of whom work part-time.

        We have recently developed leadership and team member selection processes to improve our selection and retention of team members who will thrive and prosper in the Red Robin culture. We try to identify seasoned leadership teams 12 months ahead of our new restaurant openings, with the expectation that seasoned leadership will provide a better team member and guest experience while supporting quicker profit normalization of new restaurants.

  Training—New Restaurants

        Team members in a new restaurant complete a robust training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. In 2009, we continued to focus our training in new restaurants on key proficiencies to improve initial and sustained efficiencies. We have created a set of core competencies that each of our trainers must possess before they participate in a new restaurant opening. This allows us to maximize training time and resources required to prepare teams at our new restaurants. We also continue to enhance our manager training curriculum to better prepare new managers for the challenging environment that a new restaurant creates so they can confidently execute our processes, systems, and values.

        Prior to opening a new restaurant, our training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team stays on-site during the first week of operation and an additional team of training support arrives for on-site support during the second and third weeks.

  On-going Training

        We strive to maintain quality and consistency in each of our restaurants through the training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and production as well as the maintenance of our restaurants. Each restaurant has a core group of certified trainers who provide classroom and on-the-job instruction for new team members who must be certified for their positions by passing a series of tests. These trainers participate in a train-the-trainer seminar that provides them with knowledge and tactics to enable them to coach our team members to meet our standards.

        Restaurant managers are required to complete a training program in one of our certified training restaurants that includes guest service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain ongoing training with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available and prepared for future restaurant openings. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference during which our general managers receive additional training on leadership, food safety, management systems, hospitality, and other relevant topics on a rotating basis. We are continuing initiatives in all of our restaurants in 2010 to support the development and growth of our operations leaders, as well as reinforcing training in areas that we believe are most important to our guests.

Food Preparation, Quality Control and Purchasing

        Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications of our food ingredients, products, and supplies to our suppliers. We inspect specific qualified manufacturers and growers. Our purchasing team and restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association's ServSafe program. Minimum cooking and cooling procedures and frequent temperature and quality assurance checks ensure the safety and quality of burgers and other ingredients we use in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products and supplies, and, accordingly, orders from approved local suppliers and our national master distributor. The restaurant management team inspects all deliveries to ensure that the items received meet our quality specifications and negotiated prices. In 2009, we also engaged a third-party company to perform comprehensive food safety and sanitation inspections in all Red Robin restaurants.

        To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products and supplies, our centralized purchasing team generally negotiates fixed price agreements with terms between one month and two years on monthly commodity pricing formulas. Chicken represented approximately 13.7% and ground beef represented approximately 12.9% of our food costs in 2009. Entering fiscal year 2010, our contracts for chicken are fixed price contracts. In 2010, our ground beef prices are expected to be based on current market prices with contract overages and are expected to run below 2009 prices. In addition, we have entered into supply agreements for 2010 for our Steak Fries, fry oil, ketchup and many other commodities at prices generally below 2009. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability. However, certain commodities remain subject to price fluctuations. We have identified competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise.

Restaurant Franchise and Licensing Arrangements

        As of December 27, 2009, we had 21 franchisees that were operating 133 restaurants in 21 states and 2 Canadian provinces, and we had 8 exclusive franchise area development arrangements with certain of those franchisees. In 2009, our franchisees opened five new restaurants. We expect our franchisees to open four to five new restaurants in 2010. Our 2 largest franchisees are Ansara Restaurant Group, Inc. with 21 restaurants located in Michigan and Ohio and Red Robin Restaurants of Canada, Ltd. with 19 restaurants located in Alberta and British Columbia, Canada. Red Robin Restaurants of Canada, Ltd. is owned by an affiliate of Mach Robin, LLC, which is a Red Robin franchisee. We are not actively seeking new franchisees. However, from time to time, we have granted, and in the future we may grant existing franchisees the right to develop additional restaurants.

        Our typical franchise arrangement consists of an area development agreement and a separate franchise agreement for each restaurant. Our current form of area development agreement grants the franchisee the exclusive right to develop restaurants in a defined area over a defined term, which is usually five years. The franchise agreement for the restaurant authorizes the franchisee to operate the restaurant using our trademarks, service marks, trade dress, operating systems, recipes, manuals, processes, and related items. The franchise agreement typically grants the franchisee an initial term of 20 years and the option to extend the term for an additional 10 years provided the franchisee satisfies certain conditions.

        Under our current form of area development agreement, at the time we execute the agreement, the franchisee must pay us a $10,000 area development fee for each restaurant the franchisee agrees to develop. When a franchisee opens a new restaurant, we collect an additional franchise fee of $25,000. Under area development agreements we made with certain of our franchisees in prior years, the development fee and the franchise fee were lower. We recognize area development fees and franchise fees as income when we have performed all of our material obligations and initial services that assist the franchisee in developing and opening the restaurant. Until earned, we account for these fees as deferred revenue, an accrued liability. Our standard form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted gross restaurant sales. However, certain franchisees pay royalty fees ranging from 3.0% to 3.5% of adjusted gross restaurant sales under agreements we negotiated with those franchisees in prior years.

  Franchise Compliance Assurance

        We actively work with and monitor our franchisees' performance to help them develop and operate their restaurants in compliance with Red Robin's systems and procedures. During the restaurant development phase, we assist the franchisee with site selection and provide the franchisee with our prototype building plans. We inspect the completed restaurant to assure that it conforms to the plans we approved. We provide trainers to assist the franchisee in opening the restaurant for business. We advise the franchisee on all menu items, management training, and equipment and food purchases. On an ongoing basis, we conduct brand equity reviews of all franchise restaurants to determine their level of effectiveness in executing our concept.

        To continuously improve our marketing programs and operating systems, we maintain a marketing advisory council and a franchise business advisory council comprised of corporate and franchisee members. Through those councils, we solicit the input of our franchisees on marketing programs, including their suggestions as to which new menu items we should test and feature in future promotions. We also exchange best operating practices with our franchisees as we strive to improve our operating systems while attaining a high level of franchisee buy-in.

Information Technology

        We utilize centralized financial and accounting systems for company-owned restaurants, which we believe are important in analyzing and improving profit margins. Our restaurants are enabled with information technology and decision support systems that are designed to report daily, weekly, and period-to-date information including sales, inventory, and labor data. This technology includes industry specific pre-packaged solutions as well as custom-designed software that helps us optimize food and beverage costs and labor scheduling. These solutions have been integrated with our point-of-sale systems to provide daily sales and labor information that is important for analysis and decision support.

        We have a strong focus on the protection of our guests' credit card information. Our point-of-sale systems have been designed and configured to guard against data loss. In addition, based on outside audits, we believe that our information management practices provide a strong foundation for data security.

Marketing and Advertising

        We build brand equity and awareness primarily through national marketing and to a lesser extent, through regional marketing and public relations initiatives. These programs are funded primarily through the marketing and national media advertising funds.

        Red Robin opened its first restaurant in Seattle, Washington in 1969, and historically, our restaurant expansion was concentrated primarily in the western part of the United States. As we continued to grow our brand nationally, we expanded to regions beyond the western states, where our guests were not familiar with our concept. We found that the lack of brand awareness in these newer regions was significantly impacting our ability to drive guest traffic through our local marketing efforts. In 2007, we launched a national marketing strategy to improve our brand awareness, particularly in these newer, less established markets. During two years of using a national brand building television advertising campaign in 2007 and 2008, Red Robin achieved significant improvements in brand awareness in all markets, but most significantly in newer markets where our brand was less well known before the campaign. That national media campaign primarily utilized national cable television and reinforced Red Robin's key brand equities, including our positioning as the gourmet burger expert and a restaurant chain that offers a fun, family-friendly dining environment.

        In the latter part of 2008, our marketing research indicated that the effectiveness of our brand campaign had peaked, and we no longer believed that a continued brand awareness marketing strategy was providing a sufficient return on the investment of our marketing dollars. Accordingly, we decided to leverage the increased awareness that we achieved from our cable television advertising by focusing our 2009 marketing strategy on product news, emphasizing the quality and variety of our menu, to drive incremental traffic and retention. Our marketing tactics that communicated our product news utilized online/digital media, and targeted email and direct mail with incentives to drive trial and traffic. While we made the decision to move away from national TV in 2009, the impact of a declining economy and fewer families dining out coupled with many competitors substantially increasing their television advertising and offering deep discounts had a significant impact that led to a decline in the frequency of our guest base, as well as less trial by new guests.

        In 2009, we undertook significant guest and market research to gain feedback and perceptions from our guests in order to help inform our business decisions. Among other things, we launched a guest satisfaction tool in all company restaurants that provides immediate feedback from guests, via the internet or by phone, on their experiences at our restaurants. We also monitor our national brand equity scores and business drivers among current and potential guests. We conducted further in-depth qualitative research in the third quarter of 2009 to gain an even better understanding of how our guests view our business.

        In the fall of 2009, based on what we learned from our guest and market research about their desire for value and variety, we implemented a test in ten Red Robin markets using local television to promote two LTO products. We were encouraged that both sales and guest traffic improved significantly in the markets supported by the local television advertising, and retained higher sales after the promotion ended compared to the non-test markets. Due to the strong traffic and sales results in those markets that received the LTO television media support in the fall of 2009, we have included television media support for our spring 2010 LTO promotion which began in February 2010 to promote product news, our value price point, and our variety messages. The television media support will run over four of the eight weeks of this product promotion. The total cost to the Company of the first quarter television advertising campaign is expected to be approximately $6.7 million. Additional marketing support for the spring 2010 LTO will include online digital media and in-restaurant promotional materials. Pending successful results of the spring 2010 LTO promotion, national and/or local television advertising will likely be used to support the remainder of our LTO promotions in 2010.

        We will continue to support our key messages of quality, value, and food variety, as well as our product news, throughout the year via online support and in-restaurant merchandising materials. We will also continue our relationship with our guests via the Red Robin "eClub," which continues to expand and grew to nearly two million members by the end of 2009. We expect to test additional initiatives, including menu engineering and other programs to drive incremental traffic and frequency across the entire system.

        In 2009, we continued the expansion of our Gift Card programs by expanding the distribution of Gift Cards outside our restaurants via third party retailers and online sales as well as increasing our focus on gift card occasions throughout the year inside our restaurants by installing Gift Card merchandisers in all our restaurants. As a result of these efforts, our Gift Card sales increased 28% over prior year.

Team Members

        As of December 27, 2009, we had 24,038 employees, to whom we refer as team members, consisting of 23,762 team members at company-owned restaurants and 276 team members at our corporate headquarters and our regional offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

        We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance, and stock based awards for corporate team members and general managers and above. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement, as well as significant performance- based incentives tied to personal goals, sales, profitability, certain qualitative measures, and length of service.

Executive Officers

        The following table sets forth information about our executive officers:

Name	Age	Position
Dennis B. Mullen	66	Chief Executive Officer
Eric C. Houseman	42	President and Chief Operating Officer
Katherine L. Scherping	50	Senior Vice President and Chief Financial Officer
Todd A. Brighton	52	Senior Vice President and Chief Development Officer
Susan Lintonsmith	45	Senior Vice President and Chief Marketing Officer
Annita M. Menogan	55	Senior Vice President, Chief Legal Officer and Secretary
Jonathon W. James	40	Senior Vice President, Enterprise Services

        Dennis B. Mullen.    Mr. Mullen was appointed Chief Executive Officer in August 2005. He served as chairman of the board between August 2005 and February 2010 and continues to serve as a board member. Prior to August 2005, Mr. Mullen served as a Director for Red Robin beginning in December 2002. Mr. Mullen currently serves as a trustee of the Janus Investment Fund (since 1971, chairman from March 2004 to December 2007), Janus Aspen Series (since 1993, chairman from March 2004 to December 2007), Janus Adviser Series (since 2000, chairman from March 2004 to December 2007) and Janus Capital Funds PLC, a Dublin, Ireland based non-U.S. fund (since 2004). Mr. Mullen has more than 30 years experience as a corporate executive in the restaurant industry and has served as Chief Executive Officer for several restaurant chains, including Cork n' Cleaver Restaurants of Denver, Colorado; Pedro Verde's Mexican Restaurants, Inc. of Boulder, Colorado; Garcia's Restaurants, Inc. of Phoenix, Arizona and BCNW, a franchise of Boston Chicken, Inc. in Seattle, Washington.

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

        Katherine L. Scherping.    Ms. Scherping joined Red Robin as Vice President and Chief Financial Officer in June 2005 and was promoted to Senior Vice President in 2007. From August 2004 until her employment with Red Robin, Ms. Scherping was the Controller for Policy Studies, Inc. in Denver, Colorado. From August 2002 until June 2003, she served as Chief Financial Officer and Treasurer of Tanning Technology Corporation in Denver, Colorado. From April 1999 until August 2002, Ms. Scherping served as Director of Finance and Treasurer of Tanning Technology Corporation. Ms. Scherping has over 27 years experience serving in various finance and accounting roles. Ms. Scherping is a Certified Public Accountant.

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

        Jonathon W. James.    Mr. James joined Red Robin in September 2009 as Senior Vice President, Enterprise Services. Before joining Red Robin, Mr. James was a founder in 2006 of GrassRoots Leadership, LLC ("GRL"), a management consulting firm located in Denver, Colorado, and served as CEO from August 2006 to September 2009. Prior to founding GRL, Mr. James was a partner of Enlightened Leadership Solutions from 1995 to 2006, which is a privately held executive leadership and management consulting firm that provided consulting services to several businesses in the restaurant industry, including the Company.

Competition

        The restaurant industry is highly competitive. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. We believe that our guest demographics, our gourmet burger concept, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our competitors. Although we believe we compete favorably with respect to each of these factors, many of our competitors are well-established national, regional, or local chains and may have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and team members.

Seasonality

        Our restaurant sales are subject to seasonal fluctuations and are typically higher during the summer months and winter holiday season because of factors such as warmer weather, school holidays, and the holiday shopping season.

Trademarks

        We have a variety of registered trademarks and service marks that include the marks "Red Robin®", "America's Gourmet Burgers & Spirits®", "Mad Mixology®" and our logo. We have registered these marks with the United States Patent and Trademark Office and the Canadian Intellectual Property Office. In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept.

Government Regulation

        Our restaurants are subject to licensing and regulation by state and local health, safety, fire, and other authorities, including licensing requirements and regulations for the sale of alcoholic beverages and food. To date, we have been able to obtain or maintain any necessary licenses, permits, or approvals. The development and construction of new restaurants is subject also to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of a franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct. Various states and municipalities are also establishing regulations with respect to disclosure of nutritional information.

        There has been an increasing focus on climate change recently, including increased attention from regulatory agencies and legislative bodies globally. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases. We are unable to predict the potential effects that any such future environmental initiatives may have on our business as those effects are likely to be complex.

Available Information

        We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission (SEC) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein, and our web address is included as an inactive textual reference only.

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

  •
  anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and the success of our advertising and marketing activities and tactics, including the effect on revenue and guest counts;

  •
  anticipated advertising costs and plans to include television advertising to support 2010 LTO promotions;

  •
  our ability to attract new guests and retain loyal guests;

  •
  any future price increases and their impact on our revenue and profit;

  •
  future capital expenditures and the anticipated amounts of such capital expenditures;

  •
  our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service, capital expenditure, including restaurant development, and working capital requirements in fiscal year 2010;

  •
  anticipated compliance with debt covenants;

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

        In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; regional mall and lifestyle center traffic trends; increased competition in the casual dining restaurant market; effectiveness of our 2010 marketing campaign; costs and availability of food and beverage inventory; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

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

ITEM 1A.    Risk Factors

        An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks described below before making an investment decision. The occurrence of any of the following risks could materially harm our business, financial condition, results of operations, or cash flows. The trading price or value of our common stock could decline, and you could lose all or part of your investment. When making an investment decision with respect to our common stock, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

Risks Related to Our Business

Existing economic conditions and high unemployment have negatively affected consumer spending and adversely impacted our revenues and our results of operations and may continue to do so in the future.

        The restaurant industry continues to be adversely affected by weak macroeconomic conditions in the United States, including changes in national, regional, and local economic conditions, rising unemployment, crises in the housing markets, volatility in the financial markets and reductions in consumer spending. The decline in the economy has reduced, and for the foreseeable future, may continue to reduce, consumer confidence and negatively impact consumers' restaurant spending in both the short term and long term, including the frequency of restaurant visits and a decrease in the amounts spent. Fewer visits and reduced spending could result in lower revenues and be harmful to our financial position and results of operations. Moreover, our restaurants are primarily located near high activity areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. A decline in development or closures of businesses in these existing centers or a decline in visitors to the centers near our restaurants or in discretionary consumer spending could negatively affect our restaurant sales.

Our operating results may fluctuate significantly due to various risks and unexpected circumstances, increases in costs, seasonality, weather, and other factors outside our control.

        We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be impacted negatively. In addition to the risks resulting from the unfavorable economy described above, these risks include but are not limited to: extended periods of inclement weather which may affect guest visits as well as limit the availability of key commodities such as beef, poultry, potatoes and other items that are important ingredients in our products; downturns or delays in residential or commercial real estate development, which influence our restaurant development; increases in energy costs, costs of food, supplies, maintenance, labor and benefits, as well as other operating costs; material disruptions in our supply chain; changes in borrowings and interest rates; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill, and losses on restaurant closures; unanticipated expenses from natural disasters and repairs to damaged or lost property.

        Moreover, our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.

The change in our national advertising campaign tactic to return to cable television in 2010 may be insufficient to generate increased sales or otherwise meet expectations.

        In 2007 and 2008 we conducted national advertising campaigns on cable television and the Internet to improve brand awareness in new markets and to strengthen brand awareness in all markets. While we believe the 2007 and 2008 campaigns were effective in communicating and reinforcing our key brand equities, third party studies indicated that brand awareness from the campaigns peaked beginning in the second half of 2008. Thus, we believed that continued national cable advertising would not continue to provide satisfactory returns from similar investments in 2009. However, this decision did not anticipate the downturn in the economy beginning in the latter part of 2008 and the competitive challenges it would create. Accordingly, in the spring of 2010, we intend to return to the use of a national cable television advertising campaign to promote new products offered on a limited time basis.

Based on the results of the spring campaign, we will determine whether to continue national cable television advertising for the remainder of 2010. This change in the television advertising tactic may not be successful and may negatively impact our results of operations and financial condition. Moreover, many of our competitors have successfully used national marketing strategies, including network and cable television advertising in the past, and we may not be able to successfully compete against those established programs.

Decreased cash flow from operations may result in a deceleration in the number of our new restaurant openings and adversely affect our ability to utilize or comply with the terms of our credit facility.

        As a result of decreased cash flow from operations, our ability to fund our operations and to take advantage of growth opportunities may be adversely affected and may result in a further deceleration of the number and timing of new restaurant openings. In addition, these macroeconomic disruptions and the negative impact on our revenues could adversely affect our ability to access or comply with our covenants under our credit facility. Further, the disruption in the credit markets may adversely affect the availability of financing for our franchisees' expansions and operations, and could affect our vendors' ability to meet supply requirements. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Our success depends on our ability to compete effectively in the restaurant industry.

        Competition in the restaurant industry is increasingly intense. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. Many of our competitors are well established in the casual dining market segment and some of our competitors have substantially greater financial, marketing, and other resources than do we. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract guests.

Changes in consumer preferences could negatively impact our results of operations.

        The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our restaurants feature burgers, salads, soups, appetizers, other entrees, such as fajitas and pasta, desserts, and our signature Mad Mixology® alcoholic and non-alcoholic beverages in a family-friendly atmosphere. While burger consumption in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of heavy advertising and significant food discounting could influence our guests' dining choices

Approximately 50% of our company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

        As of December 27, 2009, a total of 151 or 49.4% of all Company-owned restaurants, representing 56.6% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon and Washington). As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In recent years, these states have been more negatively impacted by the housing downturn and the overall economic recession than other geographic areas. As a result, we have seen a more substantial decline in guest traffic at our restaurants in the western United States, which has had a negative effect on our operations as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.

Expanding our restaurant base is critical to our long-term success, and our ability to open and profitably operate new restaurants is subject to factors beyond our control.

        Our strategy to expand our restaurant base depends in large part on our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our expansion strategy and the success of new restaurants will depend upon numerous factors, many of which are beyond our control, including the following:

  •
  continued unstable, negative macroeconomic factors nationally and regionally that impact restaurant-level performance and influence our decisions on the rate of expansion, timing, and the number of restaurants to be opened;

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

  •
  availability and retention of qualified operating personnel to staff our new restaurants, especially managers;

  •
  competition in our markets and general economic conditions that may affect consumer spending or choice;

  •
  our ability to attract and retain guests; and

  •
  our ability to operate at acceptable profit margins.

Our expansion into new markets may present increased risks due to lack of guest familiarity with our brand in new areas and our lack of familiarity with the new market.

        While we believe our 2007 and 2008 national advertising campaigns were effective in increasing brand awareness in new markets, some of our new restaurants may be located in areas where there is limited or no market awareness of the Red Robin® brand. Those markets may have competitive conditions, consumer tastes, and discretionary spending patterns that are different from our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets.

Expansion into new geographic markets negatively impacts our ability to leverage costs, inventory, resources, and operating efficiencies for new restaurants because of the limited number of new restaurants initially.

        As we expand into new markets and geographic territories, our operating cost structures and practices may not follow our experience in existing markets. For example, we will need to work with new developers with whom we may not be able to negotiate terms as favorable as in other areas or markets. Because there will initially be fewer Red Robin® restaurants in a given area, our ability is limited to effectively utilize regional supervision of restaurants; and to encourage food distributors to hold sufficient inventory which may lead to spot shortages. Further, development and operating costs may increase due to geographic distances between restaurants that increase purchasing, pre-opening, labor, and transportation costs, and we may incur more marketing expense to build brand recognition in areas where we are not well known. In addition, financial performance of restaurants in new markets may be more unpredictable.

New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for nine months or more.

        New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants in the comparable restaurant base. Although new restaurants generally reach lower than average levels of comparable restaurant sales and profitability within months of opening, our restaurants are currently taking approximately nine months or more to reach normalized operating levels due to inefficiencies typically associated with new restaurants. These include operating costs, which are often significantly greater during the first several months of operation. Further, some or all of our less mature restaurants may not attain operating results similar to those of our existing restaurants.

Our continuing focus on restaurant expansion through further penetrating existing markets could cause sales in some of our existing restaurants to decline.

        Our areas of highest concentration are California, Colorado, North Carolina, Ohio, Virginia, and Washington. We expect that approximately 75% of our new restaurants opened in 2010 will be in our existing markets. Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance and guest counts for existing restaurants near the area in which a new restaurant opens may decline due to the opening of the new restaurant.

Our ability to utilize our revolving credit agreement and our ability to raise capital in the future may be limited, which could adversely impact our business.

        Changes in our operating plans, continued expansion plans, increased investment in advertising, franchise acquisition opportunities, lower than anticipated sales, increased expenses, or other events, including those described in this section, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock. Additional debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

        Our current credit agreement contains a number of restrictive covenants that limit our ability to, among other things, engage in mergers, acquisitions, joint ventures, and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens, and pay dividends. Our credit agreement also requires us to comply with specified financial ratios and tests and to reduce the principal outstanding balance on our term loan on a quarterly basis with full repayment of the credit facility on June 15, 2012. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Use of our credit facility for our restaurant acquisitions in 2007 and 2008, as well as our 2008 repurchase of shares of our common stock, reduced available capital under the credit agreement. In addition, the ability of our lenders to honor their commitments under the credit facility may be diminished in view of the current macroeconomic environment.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites, or open them on schedule, our growth and success may be impeded.

        Some of our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If our franchisees experience difficulty in obtaining adequate financing, it could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

        Under our current form of area development agreement, franchisees must develop a predetermined number of restaurants in their area according to a schedule that lasts for the term of their development agreement. Given the current economic environment, franchisees may not have access to the financing and management resources they need to open the restaurants required by their development schedules or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. From time to time in the past, we have agreed to extend or modify development schedules for certain area developers, and we may do so in the future. Any such extensions or modifications may have a negative effect on franchise revenues.

The acquisition of existing restaurants from our franchisees may have unanticipated consequences that could harm our business and financial condition.

        We may in the future continue to selectively acquire existing restaurants from our franchisees. In order to complete any proposed acquisition, we would need to, among other things, evaluate the suitability of the proposed acquisition, negotiate acceptable acquisition terms, and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

  •
  that proposed acquisitions may not be completed, if at all, on a timely basis or upon terms most beneficial to the Company;

  •
  the inability to integrate the acquired restaurants into our operations and operate them as expected;

  •
  negative effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as we integrate the franchisee's operations into our operations;

  •
  risks associated with entering into markets or conducting operations where we have no or limited experience or brand recognition;

  •
  the diversion of management's attention from other business concerns during the acquisition and integration process;

  •
  that an acquisition, depending upon whether accomplished through a cash purchase transaction or the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business, results of operations and financial condition; and

  •
  potentially need to spend additional capital to upgrade or align the physical assets or software with our current standards and systems.

Our existing systems and procedures may be inadequate to support our growth plans.

        We face the risk that our existing systems and procedures, restaurant management systems, financial controls, information and accounting systems, management resources, and human resources will be inadequate to support our planned expansion of company-owned and franchised restaurants. Our expansion may strain our infrastructure and other resources, which could slow our restaurant development or cause other problems. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on our infrastructure and other resources. Any failure by us to continue to improve our infrastructure or to manage other factors necessary for us to achieve our expansion objectives could have a material adverse effect on our operating results.

We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

        We rely on information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; operation of our restaurant kitchens; management of our inventories; collection of cash; payment of payroll and other obligations; and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems for which we contract for from third parties. These systems and services continuously evolve and require upgrading or expansion to fit our growth, and consequently require significant commitments of resources and capital to maintain and upgrade. If any of these systems fails to operate effectively, or if we experience any problems with their maintenance, upgrades or transitions to replacement systems, or any breaches in data security we could experience material interruptions to our operations. While we have invested and continue to invest in technology security initiatives and disaster recovery programs, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits. Significant capital investment might be required to remediate any problems, infringements, misappropriations or other third party claims.

Our operations are susceptible to the changes in cost and availability of food which could adversely affect our operating results.

        Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, and seasonality, as well as the impact of the current macroeconomic environment on our suppliers, may affect our food costs or cause a disruption in our supply chain. Changes in the price or availability of commodities for which we do not have fixed price contracts could materially adversely affect our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may even necessitate negotiations with alternate suppliers. We cannot predict whether we will be able to anticipate and react to changing food costs by negotiating more favorable contract terms with suppliers or by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. Moreover, because we provide a "value-priced" product, we may not be able to pass along food cost increases to our guests in the form of menu price increases. In addition, the ability of our suppliers to meet our supply requirements upon favorable terms, if at all, may be impacted by the current macroeconomic environment.

Price increases may negatively impact guest visits.

        From time to time, we may take price increases on selected menu items in order to offset increased operating expenses that we believe would be recurring. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that any future price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits, or affect their purchasing decisions.

Our franchisees could take actions that could harm our business.

        Franchisees are independent entities and are not our employees, partners, or affiliates. We share with our franchisees what we believe to be best practices in the restaurant industry; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. While we try to ensure that the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot assure that our franchisees will avoid actions that adversely affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation and the image and reputation of other franchisees may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate these restaurants according to our standards.

Our future success depends on our ability to protect our intellectual property.

        Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin America's Gourmet Burgers & Spirits,® name and logo. Although we have registered trademarks for Red Robin®, America's Gourmet Burgers & Spirits® and Mad Mixology®, among others, with the United States Patent and Trademark Office and in Canada, our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Consequently, our business could be adversely impacted and less profitable if we are unable to successfully defend and protect our intellectual property.

Risks Related to the Restaurant Industry

Health concerns relating to the consumption of beef, chicken, or other food products could affect consumer preferences and could negatively impact our results of operations.

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

        Our business is subject to various federal, state, and local government regulations, including those relating to the food safety and disclosure, alcoholic beverage control, public accommodations, and public health and safety. These regulations are subject to continual changes and updating. Difficulties or failures in obtaining or maintaining the required licenses and approvals or maintaining compliance with existing or newly enacted requirements could delay the opening or affect the continued operation and profitability of one or more restaurants in a particular area.

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

        Various federal and state employment laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Additional government-imposed increases in federal and state minimum wages, overtime pay, paid leaves of absence, and mandated health benefits, increased tax reporting and tax payment requirements for team members who receive tips, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

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

Legislative or regulatory initiatives related to global warming/climate change concerns may negatively impact our business.

        There has been an increasing focus and continuous debate on global climate change recently, including increased attention from regulatory agencies and legislative bodies globally. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases. Legislative, regulatory or other efforts in the United States to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and could necessitate future additional investments in facilities and equipment. We are unable to predict the potential effects that any such future environmental initiatives may have on the business as those effects are likely to be complex.

A significant increase in litigation could have a material adverse effect on our results of operations, financial condition and business prospects.

        As a member of the restaurant industry, we are sometimes the subject of complaints or litigation from guests alleging illness, injury, or other food quality, health, or operational concerns. Adverse publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees.

        In addition, any failure by us to comply with the various federal and state labor laws governing our relationship with our team members including requirements pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct, may have a material adverse effect on our business or operations. We have been subject to such claims from time to time. The possibility of a material adverse effect on our business relating to employment litigation is even more pronounced given the high concentration of team members employed in the western United States, as this region, and California in particular, has a substantial amount of legislative and judicial activity pertaining to employment-related issues. Further, employee claims against us based on, among other things, discrimination, harassment, or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We currently lease the real estate for a majority of our company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to just over 20 years. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. We record a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs.

        We own real estate for 32 company-owned restaurants located in Arizona (3); Arkansas (2); California (2); Colorado (3); Georgia (1); Illinois (1); Indiana (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (5); Pennsylvania (3); Virginia (4); and Washington (2). In addition, we own one property in Florida and one property in California which are held for sale and a property in Texas which we lease to others.

        Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 30, 2011. We lease small regional offices of less than 3,900 square feet in Seattle, Washington and Tustin, California under leases expiring in December 2010.

ITEM 3.    Legal Proceedings

        In December 2009, the Company was served with a purported class action lawsuit, Marcos R. Moreno vs. Red Robin International, Inc. The case was filed in Superior Court in Ventura County, California and has been removed to Federal District Court for the Central District of California under the Class Action Fairness Act of 2005 ("CAFA"). Red Robin filed its Answer and Affirmative Defenses on February 10, 2010. The Court set a Scheduling Conference for March 29, 2010. The lawsuit alleges failure to pay wages and overtime, failure to provide rest and meal breaks or to pay compensation in lieu of such breaks, failure to pay timely wages on termination, failure to provide accurate wage statements, and unlawful business practices and unfair competition. Plaintiff is seeking compensatory and special damages, restitution for unfair competition, premium pay, penalties and wages under the Labor Code, and attorneys' fees, interest and costs.

        We believe this suit to be without merit. Although we plan to vigorously defend against this suit, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

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

	Sales Price
	High	Low
2009
4th Quarter	$21.26	$14.39
3rd Quarter	22.83	16.50
2nd Quarter	26.44	16.63
1st Quarter	24.05	9.27
2008
4th Quarter	$23.10	$7.49
3rd Quarter	31.18	22.76
2nd Quarter	43.58	22.55
1st Quarter	40.11	26.91

        As of February 24, 2010, there were approximately 197 registered owners of our common stock.

Dividends

        We did not declare or pay any cash dividends on our common stock during 2009 or 2008. We currently anticipate that we will retain any future earnings for the operation and expansion of our business or to pay down debt. In addition, our credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

        Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

        No shares of equity securities were repurchased by the Company in 2009.

Performance Graph

        The following graph compares the yearly percentage in cumulative total shareholders' return on Common Stock of the Company since December 26, 2004, with the cumulative total return over the same period for (i) the Russell 3000 Index, (ii) a new peer group (2009 Peer Group), and (iii) a former peer group that we used in 2008 (2008 Peer Group). The 2009 Peer Group is composed of the following restaurant companies: BJ's Restaurants Inc., Brinker International Inc., Buffalo Wild Wings Inc., California Pizza Kitchen Inc., CEC Entertainment, Inc., Cheesecake Factory Inc., Chipotle Mexican Grill, Inc., Landry's Restaurants Inc., O'Charley's Inc., Panera Bread Company, PF Chang China Bistro Inc., Ruby Tuesday Inc., and Texas Roadhouse Inc. The 2008 Peer Group is composed of the same companies, except McCormick & Company Inc., Morton's Restaurant Group Inc., and Ruth's Chris Steak House Inc were included and CEC Entertainment, Inc. was excluded.

        Pursuant to rules of the Securities and Exchange Commission ("SEC"), the comparison assumes $100 was invested on December 26, 2004, the last trading day in the Company's 2004 fiscal year, in the Company's Common Stock and in each of the indices.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index,
2008 Peer Group and 2009 Peer Group

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividents. Assumes fiscal year ending December 31 for purposes of comparability.

		Fiscal Years
	12/31/2004	2005	2006	2007	2008	2009
Red Robin Gourmet Burgers, Inc.	$100.00	$95.31	$67.05	$59.83	$31.48	$33.48
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
2009 Peer Group	100.00	108.80	105.59	82.48	53.79	83.79
2008 Peer Group	100.00	103.54	105.41	87.79	60.32	85.99

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

	Fiscal Year Ended(1)
	2009	2008(2)	2007(3)	2006(4)	2005
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
Restaurant revenue	$828,031	$854,690	$747,530	$603,391	$471,860
Total revenues	841,045	869,215	763,472	618,721	486,023
Total costs and expenses(5)(6)(7)	813,104	824,025	710,901	570,873	441,733

Income from operations	27,941	45,190	52,571	47,848	44,290
Net income	$17,599	$27,126	$30,651	$29,362	$27,386

Earnings per share
Basic(8)	$1.14	$1.70	$1.84	$1.78	$1.68

Diluted	$1.14	$1.69	$1.82	$1.75	$1.64

Shares used in computing earnings per share
Basic	15,392	15,927	16,647	16,538	16,292

Diluted	15,504	16,047	16,817	16,736	16,656

Balance Sheet Data:
Cash and cash equivalents	$20,268	$11,158	$12,914	$2,762	$3,340
Total assets	600,095	609,737	548,789	450,598	334,421
Long-term debt, including current portion	191,334	222,572	153,746	113,971	58,524
Total stockholders' equity	288,622	268,908	284,442	243,533	204,859
Cash Flow Data:
Net cash provided by operating activities	$90,615	$91,164	$93,558	$78,525	$65,274
Net cash used in investing activities	(49,548)	(113,124)	(125,195)	(136,863)	(83,331)
Net cash (used in) provided by financing activities	(31,957)	20,204	41,789	57,760	16,417
Selected Operating Data:
Average annual comparable restaurant sales volumes(9)	$2,823	$3,231	$3,330	$3,314	$3,288
Company-owned restaurants open at end of period	306	294	249	208	163
Franchised restaurants open at end of period	133	129	135	139	136
Comparable restaurant revenue increase (decrease)(9)	(11.1)%	(1.4)%	2.4%	2.4%	3.9%

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

(5)
Fiscal year 2009 includes stock-based compensation expense of $1.4 million and $5.5 million in restaurant labor costs and selling, general and administrative costs, respectively. Fiscal year 2008 includes stock-based compensation expense of $1.2 million and $5.6 million in restaurant labor costs and selling, general and administrative costs respectively. Fiscal year 2007 includes stock-based compensation expense of $1.1 million and $5.8 million in restaurant labor costs and selling, general and administrative costs, respectively. Fiscal year 2006 includes stock-based compensation expense of $894,000 and $4.9 million in restaurant labor costs and selling, general and administrative costs, respectively.

(6)
Fiscal year 2005 reflects a significant and unusual charge of $1.5 million related to the retirement of the Company's then current chairman, president and chief executive officer, and the resignation of the Company's then senior vice president and former chief financial officer. The Company recorded a non-cash stock-based compensation expense of $2.8 million as well as receipt of $1.25 million of restitution from the former chairman and chief executive officer for reimbursement of travel and entertainment expenses that were inconsistent with the Company's policies.

(7)
Fiscal year 2009 reflects a net significant and unusual pre-tax charge of $4.0 million related to the option tender offer completed during the first quarter 2009. This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.

(8)
Fiscal year 2006 earnings per basic and diluted share include approximately $0.11 per share related to an additional week.

(9)
Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues" for a further discussion of our comparable restaurant designation.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        As of December 27, 2009, and February 25, 2010, we owned and operated or franchised 439 Red Robin® restaurants in 40 states and Canada, of which 306 were company-owned and 133 were operated under franchise. For the fiscal year 2010, we plan to open between 11 and 13 new company-owned Red Robin® restaurants and we believe our franchisees will open between four to five new restaurants.

        Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

        The challenging macroeconomic environment continued during fiscal year 2009. Lack of consumer confidence and rising unemployment have continued to put pressure on guests' discretionary income and have resulted in declining restaurant revenue across the industry. In recent years, the restaurant industry has experienced increases in several key components of restaurant operating costs, including food, labor, and supply costs. Accordingly, we have experienced an increase in our restaurant operating costs as a percentage of restaurant revenue. We further discuss the components of our operating costs and our expectations for future trends in the Results of Operations section below. In fiscal year 2009, we experienced an 11.3% decline in guest counts and an 12.6% decline in average weekly comparable restaurant sales volumes from the prior year. In 2009, we focused on cost reductions to mitigate decreased restaurant sales. While we were successful in managing many of these costs, we were unable to completely offset the decline in our profitability from those cost reduction initiatives. While we expect the uncertainties in the economy will continue to impact our profitability and the restaurant industry in general in 2010, we believe the long-term growth and profit opportunities remain strong for Red Robin.

        The following summarizes the operational and financial highlights of fiscal year 2009 and the 2010 outlook:

  •
  Comparable Restaurant Revenue.  For the fifty-two weeks ended December 27, 2009, the 277 restaurants in our current comparable base experienced a 11.1% decrease in sales from these same restaurants last year. This decrease was driven by a decrease in guest counts. Our restaurant revenues are significantly affected by changes in discretionary spending patterns, economic conditions, and fluctuations of our food costs. Many of our guests are impacted by the current macroeconomic pressures, and they have changed their discretionary spending patterns.

    Accordingly, we continuously strive to maintain and enhance the strength of our brand and to deliver memorable dining experiences that attract new guests and retain our already loyal guests. Historically, we have implemented price increases to offset increased costs. In fiscal year 2009, however, we did not implement any price increases and we expect that we will have limited ability to do so for the foreseeable future, given the current pressures on our guests' discretionary income and the competitive landscape.

  •
  Food Costs.  The costs of many basic foods, including corn, wheat, soy beans, and oil increased in 2009. This has resulted in upward pricing pressures on almost all of our food costs categories including beef, dairy, steak fries and fry oil. We mitigated the rising price increases for some of our commodities through favorable fixed pricing contracts in 2009. In 2010, we believe our two largest cost pressures will be ground beef used in our hamburgers and potatoes that are used to make our steak fries. In 2010, we expect our ground beef prices to be based on current market prices with contract overages that are expected to run below 2009 prices. In addition, we have entered into supply agreements for our steak fries, poultry, and other commodities at prices generally below 2009 prices.

  •
  Labor.  Labor costs as a percentage of revenue increased in fiscal year 2009 by 0.9% primarily due to deleverage of fixed management salaries, insurance, workers compensation expense, and minimum wage increases on lower average restaurant sales volume. Additionally, a non-cash stock based compensation charge of $886,000 related to the option tender offer increased labor costs. Offsetting these increases were decreases in vacation expense and restaurant level manager bonuses.

  •
  National Media Advertising Campaign.  In 2009, we reduced the spending on our national media advertising campaign and focused our marketing strategy on driving guest traffic and retention by expanding our national online and digital media advertising efforts as well as introducing a targeted direct mail campaign to support product specific news. During the fall of fiscal year 2009, we introduced limited time offers, or LTOs, in 10 test markets on two promotional products offered at a value price point utilizing local market television and radio advertising. Given the effectiveness of the fall 2009 LTO television media in the test markets; during the spring of fiscal year 2010 we plan to offer a LTO promotion at a value price point supported by national and some local television advertising. While our fall 2009 LTO promotions paired with television and radio advertising were successful in increasing guest counts, we cannot project with confidence the impact that these LTO products and enhanced television advertising will have on our restaurant sales.

  •
  Marketing Expense Reclassification.  As our marketing strategies have evolved from specific local restaurant marketing tactics into strategies focused on building brand awareness and driving guest traffic and retention at a national level, we have determined that marketing-related expenses are best reflected in the selling, general and administrative expense category of our income statement. Beginning with the launch of our first media advertising campaigns in 2007, the coordination and management of marketing strategies which have historically been made at the discretion of our restaurant general managers are now being developed and implemented at the direction of our centralized marketing organization. Therefore, we have reclassified marketing-related expenses from restaurant operating expenses to the selling, general and administrative expense category. We have reclassified all periods presented in our income statement for purposes of comparability. Marketing expenses reclassified to selling, general and administrative expenses were $15.2 million, $23.6 million, and $16.1 million for the periods ended December 27, 2009, December 28, 2008, and December 30, 2007, respectively.

  •
  New Restaurant Openings.  We opened 15 new company-owned restaurants during fiscal year 2009. While our new restaurants have been impacted by the general decline in guest visits experienced in our restaurants, our initiatives to reduce costs, both pre- and post-opening, and to normalize operations faster have been successful. In the near term, we are taking a balanced approach to our 2010 development as we seek to deploy our capital conservatively while maintaining restaurant growth. We plan on opening 11 to 13 new company-owned restaurants in 2010. We believe we will fund all 2010 restaurant development expenses from our operating cash flow.

  •
  2009 Option Tender Offer.  During the first quarter 2009, we completed a cash tender offer for out-of-the-money stock options. We incurred a one-time charge of pre-tax $4.0 million for all unvested eligible options that were tendered. We paid $3.5 million in cash for the approximate 1.6 million options tendered in the offer.

Unit Data and Comparable Restaurant Sales

        The following table details data pertaining to the number of restaurants for both company-owned and franchise locations for the years indicated.

	2009	2008	2007
Company-owned:
Beginning of period	294	249	208
Opened during period	15	31	26
Acquired from franchisees	1	15	16
Closed during period	(4)	(1)	(1)

End of period	306	294	249
Franchised:
Beginning of period	129	135	139
Opened during period	5	10	14
Sold or closed during period	(1)	(16)	(18)

End of period	133	129	135
Total number of Red Robin® restaurants	439	423	384

Results of Operations

        Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2009	2008	2007
Revenues:
Restaurant	98.5%	98.4%	97.9%
Franchise royalties and fees	1.5	1.6	2.1
Rent revenue	—	—	—

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	24.1	23.8	22.9
Labor (includes 0.2%, 0.1% and 0.1% of stock-based compensation expense, respectively)	34.8	33.9	34.0
Operating	14.8	14.5	14.3
Occupancy	7.5	6.7	6.2

Total restaurant operating costs	81.2	78.9	77.4

Depreciation and amortization	6.8	5.9	5.7
Selling, general and administrative (includes 0.7%, 0.6% and 0.8% of stock-based compensation expense, respectively)	9.1	9.6	9.7
Franchise development	0.5	0.5	0.5
Pre-opening costs	0.4	0.9	1.0
Asset impairment charge	—	0.2	—
Reacquired franchise and other acquisition costs	—	0.1	0.2
Legal settlement	—	—	0.2

Income from operations	3.3	5.2	6.9

Other (income) expense:
Interest expense	0.8	1.0	1.3
Interest income	—	(0.1)	(0.1)

Total other expenses	0.8	0.9	1.2
Income before income taxes	2.6	4.3	5.7
Provision for income taxes	(0.5)	(1.1)	(1.7)

Net income	2.1%	3.2%	4.0%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

(In thousands, except percentages and average weekly sales volumes)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Restaurant revenue	$828,031	$854,690	(3.1)%	$747,530	14.3%
Franchise royalties and fees	12,825	14,323	(10.5)%	15,792	(9.3)%
Rent revenue	189	202	(6.4)%	150	34.7%

Total revenues	$841,045	$869,215	(3.2)%	$763,472	13.9%
Average weekly sales volumes:
Comparable restaurants	$54,280	$62,128	(12.6)%	$64,047	(3.0)%
Non-comparable restaurants	$53,026	$55,640	(4.7)%	$56,635	(1.8)%
2007 Acquired Restaurants(1)	NA	$61,335	NA	$64,783	(5.3)%
2008 Acquired Restaurants(2)	$51,392	$53,057	(3.1)%	NA	NA

(1)
2007 Acquired Restaurants refers to 16 franchised Red Robin® restaurants we acquired during 2007 and one restaurant that we operated under a management agreement with a franchisee until January 2008. Beginning the third quarter of 2008, these restaurants entered into the comparable restaurant population and their average weekly sales volume, from that time forward, are included in the comparable restaurant category.

(2)
2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during 2008. Beginning the third quarter of 2009, these restaurants entered into the comparable restaurant population and their average weekly sales volume, from that time forward, are included in the comparable restaurant category.

        Restaurant revenue, which is comprised almost entirely of food and beverage sales, decreased by $26.7 million, or 3.1%, from fiscal year 2008. The significant factors contributing to our decrease in restaurant revenue was reduced guest counts in our comparable restaurants, offset by revenue growth from our new restaurant openings. Restaurants in the comparable sales base experienced a revenue decline of $82.3 million from the prior year. Restaurant revenues for restaurants not in the comparable sales base increased $55.6 million, of which $33.4 million was attributable to restaurants opened during fiscal year 2009. The revenue growth in 2008 over 2007 was attributable to revenue from restaurant openings and acquisitions.

        Average weekly sales volumes represent the total sales for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of fiscal year 2009, there were 277 comparable restaurants compared to 241 comparable restaurants at the end of 2008. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of fiscal year 2009, there were 49 non-comparable restaurants versus 39 at the end of fiscal year 2008. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 12.6% decrease in average comparable restaurant weekly sales in fiscal year 2009 was primarily the result of decreased guest counts.

        Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased $1.5 million or 10.5%, from 2008. The year over year decrease in franchise royalties and fees is primarily attributable to the overall decrease in reported franchise sales. Our franchisees reported that comparable sales decreased 10.6% for U.S. restaurants and decreased 0.1% for Canadian restaurants in the year ended December 27, 2009. Franchise royalties and fees for 2008 decreased over

2007 due primarily to the reduction in franchise royalties received from the 2008 and 2007 acquired restaurants, partially offset by the 10 restaurants opened by our franchisees in 2008.

Costs and Expenses

Cost of Sales

(In thousands, except percentages)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Cost of sales	$199,195	$203,463	(2.1)%	$171,236	18.8%
As a percent of restaurant revenue	24.1%	23.8%	0.3%	22.9%	0.9%

        Cost of sales, comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 0.3% in 2009, driven by a 0.4% increase in food costs as a percentage of restaurant revenue, partially offset by a 0.1% decrease in beverage costs as a percentage of revenue. The increase in food costs as a percentage of restaurant revenue in 2009 was due primarily to higher contracted raw material pricing for potatoes of 0.2% and ground beef of 0.1%. Effective beginning with the fourth quarter 2009, we entered into new contracts for chicken and potatoes that give us pricing at or below the prices we paid in 2009.

        Cost of sales as a percentage of restaurant revenue increased 0.9% in 2008 compared to 2007. This increase was due to the increase in the raw material costs of food of 1.1%, which was offset by price increases of 0.3%. Additionally, the shift in the mix of food versus beverage sales resulted in higher cost of sales as a percentage of revenue due to the fact that lower cost beverages comprised a lower percentage of our overall sales of 0.1%.

Labor

(In thousands, except percentages)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Labor	$287,981	$289,702	(0.6)%	$254,279	13.9%
As a percent of restaurant revenue	34.8%	33.9%	0.9%	34.0%	(0.1)%

        Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation expense, bonuses, taxes, and benefits for restaurant team members. Labor as a percentage of restaurant revenue increased in 2009 due to an increase in fixed management salaries of 0.6%, insurance costs of 0.4%, and workers compensation costs of 0.2%. Additionally, a stock based compensation charge of $886,000, or 0.1% of restaurant revenue, related to the tender offer increased labor costs. Offsetting these increases were decreases in vacation expense of 0.2% and restaurant level bonuses of 0.2%. Hourly wages as a percentage of restaurant revenue were relatively flat in 2009 compared to 2008 due to management's focus on productivity and maintaining staffing levels that are consistent with our sales volumes which helped to offset minimum wage increases.

        Labor as a percentage of restaurant revenue for 2008 decreased over the prior year due to the benefit of price increases, lower hourly wages of 0.5%, decreased expenses for workers compensation benefits of 0.2%, and reduced bonus expense of 0.1%. These decreases were partially offset by deleverage of fixed expenses such as minimum wage increases, manager salaries of 0.4%, and vacation expenses of 0.2%.

Operating

(In thousands, except percentages)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Operating	$122,183	$123,823	(1.3)%	$106,632	16.1%
As a percent of restaurant revenue	14.8%	14.5%	0.3%	14.3%	0.2%

        Operating costs include variable costs such as restaurant supplies, energy costs, and other costs such as service repairs and maintenance costs. During 2009, marketing related costs were reclassified out of operating expense and into selling, general and administrative expense, for all periods presented. This reclassification was made in order to reflect the focus of national advertising decisions made at the corporate level. Operating costs as a percentage of restaurant revenue increased 0.3% in 2009 primarily due to a 0.3% increase in repairs and maintenance expenses and a 0.2% increase in other miscellaneous costs, partially offset by a 0.2% decrease in restaurant supplies.

        Operating costs as a percentage of restaurant revenue increased 0.2% in 2008 primarily due to a 0.2% percentage of restaurant revenue increase in utility expenses.

Occupancy

(In thousands, except percentages)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Occupancy	$62,420	$56,908	9.7%	$46,340	22.8%
As a percent of restaurant revenue	7.5%	6.7%	0.8%	6.2%	0.5%

        Occupancy costs include fixed rents, contingent rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs. Our occupancy costs generally increase with increases in sales volume or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs. Additionally, many of the restaurants acquired from franchisees in previous years are "build to suit" locations that typically bear a higher occupancy cost as a percentage of restaurant revenue. As a result of the decrease in restaurant revenue in 2009, fixed rent expense and real estate taxes as a percentage of restaurant revenue increased 0.7% and 0.2%, respectively. Offsetting this was a decrease in contingent rent expense of 0.2%, driven primarily by lower restaurant revenue.

        Occupancy costs as a percentage of restaurant revenue increased in 2008 compared to prior year due to properties with higher fixed rents relative to their sales volumes connected with new and acquired restaurants and higher landlord-related costs charged through our lease agreements of 0.1%.

Depreciation and Amortization

(In thousands, except percentages)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Depreciation and amortization	$57,166	$51,687	10.6%	$43,659	18.4%
As a percent of total revenues	6.8%	5.9%	0.9%	5.7%	0.2%

        Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and liquor licenses. Depreciation and amortization expense increased $5.5 million, or 11%, due to new restaurant openings in 2009 and a full year of depreciation and amortization related to restaurants opened or acquired during 2008. Depreciation and amortization expense as a percentage of total revenues increased in 2009 due to lower average restaurant sales volumes.

        In 2008, depreciation and amortization increased $8.0 million, or 18%, due primarily to new restaurant openings and restaurants acquired in 2008. Depreciation and amortization as a percentage of total revenues increased in 2008 due to lower average restaurant sales volumes.

Selling, General and Administrative

(In thousands, except percentages)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Selling, general and administrative	$76,260	$83,379	(8.5)%	$73,749	13.1%
As a percent of total revenues	9.1%	9.6%	(0.5)%	9.7%	(0.1)%

        Selling, general and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, professional and consulting fees, and marketing costs. As discussed in the Operating section above, marketing related costs were reclassified out of operating expense and into selling, general and administrative expense for all periods presented.

        Selling, general and administrative costs decreased $7.1 million, or 9% in 2009 due to a decrease in marketing expenses of 32% due to a reduced focus on national cable television advertising and a greater focus on digital and targeted direct advertising to promote product news and drive incremental guest traffic. Additionally, travel costs decreased 26% primarily due to a decrease in travel costs related to our training activities. Offsetting these decreases was an increase in bonuses as 2008 performance-based bonuses were significantly reduced.

        Our 2008 selling, general and administrative expenses increased $9.6 million, or 13%, compared to 2007 primarily due to a greater than 100% increase in marketing costs as a result of our focus on building brand awareness through national cable television advertising, and a 16% increase in salaries. Offsetting this increase was a 95% decrease in performance related bonus accruals in 2008.

Franchise Development

(In thousands, except percentages)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Franchise development	$4,203	$4,597	(8.6)%	$4,069	13.0%
As a percent of total revenues	0.5%	0.5%	0.0%	0.5%	0.0%

        Franchise development costs include the costs of our franchise and operations support teams including salaries and benefits, travel and training expenses, and costs associated with our annual leadership conference. Franchise development decreased $394,000, or 9%, in 2009 primarily due to a 10% decrease in costs related to our annual leadership conference. Franchise development costs as a percentage of total revenues were flat in 2009 compared to 2008.

        Franchise development costs increased $528,000, or 13%, in 2008 primarily due to an increase of 29% in costs related to our annual leadership conference. This increase was offset by reduced spending in most other major cost categories. Franchise development costs as a percentage of total revenues were flat in 2008 compared to 2007.

Pre-opening Costs

(In thousands, except percentages)	2009	2008	2009-2008 Percent Change	2007	2008-2007 Percent Change
Pre-opening costs	$3,696	$8,109	(54.4)%	$7,463	8.7%
As a percent of total revenues	0.4%	0.9%	(0.5)%	1.0%	(0.1)%
Average per restaurant pre-opening costs	$249	$264	(5.7)%	$280	(5.7)%

        Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants. Pre-opening costs for 2009, 2008, and 2007 reflect the opening of 15, 31, and 26 new restaurants, respectively. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented. The 2009 average per restaurant pre-opening costs decreased over prior year due primarily to lower labor and travel costs of 15% and 9%, respectively, partially offset by an 11% increase in occupancy costs for our new restaurant openings as well as conversion of existing restaurant and other retail structures for four of the restaurants opened during the year. We expect to open 11 to 13 new restaurants in 2010.

        The decrease in our 2008 average pre-opening costs per restaurant from 2007 reflects reduced travel and labor costs, of 17% and 2%, respectively, which offset slightly higher pre-opening occupancy expenses of 5%.

Asset Impairment Charge and Restaurant Closure Costs

        We closed four restaurants in the first quarter of 2009. This decision was the result of an initiative to identify restaurants that are in declining trade areas, performing below acceptable profitability levels and/or require significant capital expenditures. The locations closed represented older restaurants whose leases were not extended or were in need of significant capital improvements that were not projected to provide acceptable returns in the foreseeable future. We recognized charges of $562,000 during 2009 related to lease terminations and other closing related costs.

        In 2008 we recognized $1.0 million of asset impairment charges related to the write-down of the carrying value of a portion of long-lived assets associated with the four restaurants closed in 2009. In addition to the impairment charges related to the restaurant closures, we recognized $0.9 million of non-cash impairment charges in 2008 for two restaurants that continue to operate. There were no asset impairment charges recognized in 2009.

Reacquired Franchise Costs

        As a result of the acquisition of the 15 restaurants during 2008, we incurred a total charge of $451,000, which is primarily related to avoided franchise fees. The guidance for accounting for business combinations requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. The $451,000 charge reflects the lower royalty rates applicable to certain of the acquired restaurants compared to a standard royalty rate the Company would receive under the Company's current royalty agreements. See Note 3, Acquisition of Red Robin Franchised Restaurants, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition and related charge.

Interest Expense

        Interest expense in 2009, 2008 and 2007 was $6.9 million, $8.6 million, and $9.6 million, respectively. Interest expense in 2009 was lower than 2008 due to reduced outstanding borrowings under our credit facility and a lower weighted average interest rate of 2.8% versus 4.0% in 2008. Interest expense in 2008 was lower than 2007 due to a lower weighted average interest rate of 4.0% versus 6.7%, partially offset by higher outstanding borrowings under our credit facility. We believe interest expense will decrease in 2010 due to the continued pay down of our outstanding debt with available cash flow from operations.

Provision for Income Taxes

        The provision for income taxes decreased $5.9 million, or 60%, to $3.9 million in 2009, from $9.8 million in 2008. Our effective income tax rate was 18.3% for 2009, 26.6% for 2008, and 29.2% for 2007. The decreases in 2009 versus 2008 and 2008 versus 2007 were primarily due to more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income, which did not change at the same rate as the decrease in taxable income.

Liquidity and Capital Resources

        General.    Cash and cash equivalents increased $9.1 million to $20.3 million at December 27, 2009, from $11.2 million at the beginning of the fiscal year. This increase was due primarily to $90.6 million of cash provided by operating activities, offset by $48.5 million used for the construction of new restaurants and expenditures for facility improvements, $31.1 million net pay down of debt, and $2.2 million net of tax used to purchase the approximate 1.6 million shares as part of the tender offer. We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, pay down debt, and leave the potential to opportunistically repurchase some of our common stock.

        Credit Facility.    Our existing credit facility has permitted us to have a more flexible capital structure and facilitate our growth plans. The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus a margin that is currently 1.00%. The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future and to request maturity extensions. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets of the Company and its subsidiaries (including all real and personal property) with customary exceptions. Our credit facility is with a consortium of banks that include Wells Fargo Bank N.A. (formerly Wachovia Bank N.A.), Bank of America N.A., Keybank N.A., and SunTrust Bank, National Association ("SunTrust") among others. We do not believe that any of our lenders will not be able to fulfill their lending commitments under our credit facility.

        With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007 and will end on the maturity date of the term loan. At December 27, 2009, we had $122.7 million of borrowings outstanding under our term loan, and $62.0 million of borrowings and $5.0 million of letters of credit outstanding under our $150 million revolving credit facility. Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original agreement and subsequent amendment to the credit facility are $842,000 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 27, 2009.

        Covenants.    We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments. In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months' earnings before interest, taxes, depreciation, and amortization adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations. As of December 27, 2009, we were in compliance with all debt covenants and expect to remain in compliance through fiscal year 2010.

        Debt Outstanding.    Total debt outstanding decreased $31.3 million to $191.3 million at December 27, 2009 from $222.6 million at December 28, 2008, primarily due to our scheduled debt repayments of $10.2 million and additional repayments of $20.1 million, as well as payments on our capital lease obligations of approximately $1.0 million.

        Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 27, 2009 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$189,700	$23,755	$165,945	$—	$—
Capital lease obligations(2)	9,872	1,277	2,063	1,742	4,790
Operating lease obligations(3)	386,513	40,180	74,294	69,371	202,668
Purchase obligations(4)	5,332	5,173	159	—	—
Other non current liabilities(5)	3,267	—	909	—	2,358

Total contractual obligations	$594,684	$70,385	$243,370	$71,113	$209,816

(1)
Long-term debt obligations represent borrowings under our credit agreement including interest of $3.6 million based on a 3.09% average borrowing interest rate. Outstanding letters of credit of $5.0 million are included in the less than 1 year total.

(2)
Capital lease obligations include interest of $3.2 million.

(3)
Operating lease obligations represent future minimum lease commitments payable for land, buildings, and equipment used in our operations. This table excludes contingent rents, including amounts which are determined as a percentage of adjusted sales in excess of specified levels.

(4)
Purchase obligations include commitments for the construction of new restaurants and other capital improvement projects and lease commitments for company-owned restaurants where leases have been executed but construction has not begun. Excluded are any agreements that are cancelable without significant penalty. While we have fixed price agreements and contracts with "spot" market prices relating to food costs, we do not have any material contracts (either individually or in the aggregate) in place committing us to a minimum or fixed level of purchases.

(5)
Other non current liabilities include executive deferred compensation, accrued restaurant bonuses for long-term incentive plans, uncertain tax positions, and vendor deposits.

        Capital Expenditures.    Capital expenditures, including capital lease obligations, were $49.1 million, $85.4 million, and $82.8 million in 2009, 2008, and 2007, respectively. Fiscal year 2009, compared with fiscal year 2008, includes lower expenditures for new restaurants as well as reductions in facility improvements. The increase in cash flows utilized in 2008 compared with 2007 was primarily due to higher expenditures for new restaurant construction and facility improvements.

        In fiscal year 2010, capital expenditures are expected to be approximately $35 to $40 million. In addition to the construction of 11 to 13 new restaurants, we will continue our investment in restaurant remodels and capital improvements.

        Stock Repurchase.    During 2008, we purchased a total of 1,480,763 shares of our common stock for approximately $50.0 million with an average purchase price of $33.76 per share. Also during 2008, the Company's board of directors authorized an additional repurchase of up to $50.0 million of the Company's equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010. No shares have been repurchased under the plan through fiscal year 2009.

        2009 Option Tender Offer.    During the first quarter 2009, we completed a cash tender offer for out-of-the-money stock options held by 514 then current employees. As a result of the tender offer, we incurred a one-time pre-tax charge of $4.0 million for all unvested eligible options that were tendered. This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered. Approximately $0.9 million of the $4.0 million charge is recorded in labor expense and the remaining $3.1 million is recorded in selling, general and administrative expense in our condensed consolidated statements of income. We paid $3.5 million in cash for the approximate 1.6 million options tendered in the offer.

        Financial Condition and Future Liquidity.    We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to acquire franchise restaurants or repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital. We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because restaurant operations are primarily conducted on a cash basis. Rapid turnover results in limited investment in inventories, and cash from sales is usually received before related accounts payable for food, supplies and payroll become due.

Inflation

        The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in fiscal year 2009, due primarily to increased labor costs, higher costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2010.

Seasonality

        Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.

Critical Accounting Policies and Estimates

        We have identified the following as the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

        Impairment of Long-Lived Assets.    Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, and amortizable intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management's estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

        Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. During 2008, we recorded $1.9 million of impairments of certain long-lived restaurants for four restaurants we closed in the first quarter of 2009 and for two restaurants that have continued operations. No additional impairment charges were recorded during 2009, although we may record future impairments for restaurants whose operating performance falls below current expectations. We have followed a consistent approach to evaluating whether there are impairments of long-lived assets. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions and with respect to conditions at specific locations.

        Goodwill.    We evaluate goodwill annually or more frequently if indicators of impairment are present. We performed step one of the impairment test as of December 27, 2009. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company's stock price and a control premium to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The market capitalization method and the income approach are more heavily weighted than the market approach in determining the fair value of the assets given they are more accurately measured and more closely align with how management internally evaluates and manages the business. We do, however, evaluate all methods to ensure reasonably consistent results. Additionally, we evaluate the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, we determined that goodwill was not impaired as of December 27, 2009, as the percentage by which the fair value exceeded the carrying value was approximately 10%. However, an impairment charge may be triggered in the future, if the value of our stock declines, sales in our restaurants decline beyond current forecast, or if there are significant adverse changes in the operating environment of the restaurant industry. We have followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions.

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

        Judgments made by management for its lease obligations include the probable term for each lease that affects the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used. We have not made any changes to the assumptions used to account for leases in the past three years.

        Insurance/Self-Insurance Liabilities.    The Company is self-insured for a portion of losses related to group health insurance, general liability and workers' compensation. We maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial based estimates, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of self-insured experience is short and our significant rate of growth could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, our accrued liabilities might not be sufficient, and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes in our estimates may produce materially different amounts of expense than that reported historically under these programs. We have not made any changes to the assumptions used to account our self-insurance liabilities in the past three years.

        Stock-Based Compensation Expense.    We account for stock-based compensation in accordance with fair value recognition provisions, under which we recognize stock-based compensation using the Black-Scholes option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. We have not made any changes to the assumptions used to account for stock-based compensation in the past three years.

Off Balance Sheet Arrangements

        Except for operating leases (primarily restaurant leases) entered into the normal course of business, we do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

        In June, 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (VIE), which will be effective for fiscal year 2010. The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. We are currently evaluating the impact that adoption may have on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of December 27, 2009, we had $64.7 million of borrowings subject to variable interest rates, after considering the impact of variable-to-fixed interest rate swaps. A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $647,000 on an annualized basis.

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

        During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility. The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million. The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate. This hedge is highly effective and there were no gains or losses related to hedge ineffectiveness recognized in earnings during 2009. As of December 27, 2009, the $410,000 unrealized gain, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive (loss). Refer to Note 9, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

        Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price product purchase commitments which may exclude fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 27, 2009 and December 28, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 25, 2010

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 27, 2009	December 28, 2008
Assets:
Current Assets:
Cash and cash equivalents	$20,268	$11,158
Accounts receivable, net	4,703	5,611
Inventories	14,526	13,123
Prepaid expenses and other current assets	6,203	9,032
Income tax receivable	4,713	6,208
Deferred tax asset	4,127	3,366
Restricted current assets—marketing funds	665	1,590

Total current assets	55,205	50,088

Property and equipment, net	431,536	442,012
Goodwill	61,769	60,982
Intangible assets, net	47,426	51,990
Other assets, net	4,159	4,665

Total assets	$600,095	$609,737

Liabilities and Stockholders' Equity:
Current Liabilities:
Trade accounts payable	$10,891	$11,966
Construction related payables	3,181	9,747
Accrued payroll and payroll related liabilities	26,912	25,489
Unearned revenue	15,437	11,997
Accrued liabilities	18,818	20,385
Accrued liabilities—marketing funds	665	1,590
Current portion of term loan notes payable	18,739	10,313
Current portion of long-term debt and capital lease obligations	779	696

Total current liabilities	95,422	92,183

Deferred rent	30,996	26,790
Long-term portion of term loan notes payable	103,954	122,687
Other long-term debt and capital lease obligations	67,862	88,876
Other non-current liabilities	13,239	10,293

Total liabilities	311,473	340,829

Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,079,267 and 16,954,205 shares issued; 15,586,948 and 15,461,925 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 1,492,280 shares, at cost	(50,125)	(50,125)
Paid-in capital	167,637	165,932
Accumulated other comprehensive loss, net of tax	(1,212)	(1,622)
Retained earnings	172,305	154,706

Total stockholders' equity	288,622	268,908

Total liabilities and stockholders' equity	$600,095	$609,737

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Revenues:
Restaurant revenue	$828,031	$854,690	$747,530
Franchise royalties and fees	12,825	14,323	15,792
Rent revenue	189	202	150

Total revenues	841,045	869,215	763,472

Costs and expenses:
Restaurant operating costs:
Cost of sales	199,195	203,463	171,236
Labor	287,981	289,702	254,279
Operating	122,183	123,823	106,632
Occupancy	62,420	56,908	46,340
Depreciation and amortization	57,166	51,687	43,659
Selling, general and administrative expenses	76,260	83,379	73,749
Franchise development	4,203	4,597	4,069
Pre-opening costs	3,696	8,109	7,463
Asset impairment charge	—	1,906	—
Reacquired franchise and other acquisition costs	—	451	1,821
Legal settlement	—	—	1,653

Total costs and expenses	813,104	824,025	710,901

Income from operations	27,941	45,190	52,571
Other (income) expense:
Interest expense	6,903	8,557	9,629
Interest income	(111)	(320)	(398)
Other	(380)	14	42

Total other expenses	6,412	8,251	9,273
Income before income taxes	21,529	36,939	43,298
Provision for income taxes	3,930	9,813	12,647

Net income	$17,599	$27,126	$30,651

Earnings per share:
Basic	$1.14	$1.70	$1.84

Diluted	$1.14	$1.69	$1.82

Weighted average shares outstanding:
Basic	15,392	15,927	16,647

Diluted	15,504	16,047	16,817

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2006	16,600	$17	11	$(83)	$146,614	$—	$96,985	$243,533
Cumulative impact of adoption of accounting requirements for uncertain tax positions	—	—	—	—	—	—	(56)	(56)
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	188	—	—	—	1,747	—	—	1,747
Tax benefit on exercise of stock options	—	—	—	—	640	—	—	640
Non-cash stock compensation	—	—	—	—	7,429	—	—	7,429
Common stock issued through employee stock purchase plan	17	—	—	—	498	—	—	498
Net income	—	—	—	—	—	—	30,651	30,651

Comprehensive income								30,651

Balance, December 30, 2007	16,805	17	11	(83)	156,928	—	127,580	284,442
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	130	—	—	—	946	—	—	946
Tax benefit on exercise of stock options	—	—	—	—	326	—	—	326
Acquisition of treasury stock	—	—	1,481	(50,042)	—	—	—	(50,042)
Non-cash stock compensation	—	—	—	—	7,222	—	—	7,222
Common stock issued through employee stock purchase plan	19	—	—	—	510	—	—	510
Net income	—	—	—	—	—	—	27,126	27,126
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(1,622)	—	(1,622)

Comprehensive income								25,504

Balance, December 28, 2008	16,954	17	1,492	(50,125)	165,932	(1,622)	154,706	268,908
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	94				(3,773)			(3,773)
Tax benefit on exercise of stock options	—	—	—	—	215	—	—	215
Non-cash stock compensation	—	—	—	—	6,980	—	—	6,980
Tender offer, net of tax of $1.3 million	—	—	—	—	(2,167)	—	—	(2,167)
Common stock issued through employee stock purchase plan	31	—	—	—	450	—	—	450
Net income	—	—	—	—	—	—	17,599	17,599
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	410	—	410

Comprehensive income	—	—	—	—	—	—	—	18,009

Balance, December 27, 2009	17,079	$17	1,492	$(50,125)	$167,637	$(1,212)	$172,305	$288,622

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Cash Flows From Operating Activities:
Net income	$17,599	$27,126	$30,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,166	51,687	43,659
Provision (benefit) for deferred income taxes	(1,290)	6,670	(1,872)
Asset impairment charge	—	1,906	—
Amortization of debt issuance costs	342	310	387
Stock-based compensation	6,889	6,831	6,871
Restaurant closure costs	562	—	—
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	908	(848)	(1,444)
Inventories	(1,403)	(1,961)	(1,018)
Prepaid expenses and other current assets	3,583	759	(4,920)
Income tax refund receivable	1,495	(1,448)	2,083
Other assets	(825)	(1,051)	(1,649)
Trade accounts payable and accrued liabilities	1,383	(3,879)	17,158
Deferred rent	4,206	5,062	3,652

Net cash provided by operating activities	90,615	91,164	93,558

Cash Flows From Investing Activities:
Purchases of property and equipment	(48,469)	(83,227)	(77,798)
Acquisition of franchise restaurants, net of cash acquired	(1,248)	(29,969)	(47,854)
Changes in marketing fund restricted cash	169	72	457

Net cash used in investing activities	(49,548)	(113,124)	(125,195)

Cash Flows From Financing Activities:
Borrowings of long-term debt	204,900	164,950	166,000
Payments of long-term debt and capital leases	(235,956)	(96,486)	(126,225)
Purchase of treasury stock	—	(50,042)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,051	1,456	2,245
Payment of tender offer for stock options, net of tax	(2,167)	—	—
Excess tax benefit related to exercise of stock options	215	326	363
Debt issuance costs	—	—	(594)

Net cash (used in) / provided by financing activities	(31,957)	20,204	41,789

Net increase (decrease) in cash and cash equivalents	$9,110	$(1,756)	$10,152
Cash and cash equivalents, beginning of year	11,158	12,914	2,762

Cash and cash equivalents, end of year	$20,268	$11,158	$12,914

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

        Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At December 27, 2009, the Company operated 306 company-owned restaurants located in 31 states. The Company also sells franchises, of which there were 133 restaurants, in 21 states and two Canadian provinces as of December 27, 2009. The Company operates its business as one operating and one reportable segment.

        Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal years 2009, 2008 and 2007 include 52 weeks. The 2010 fiscal year will be 52 weeks ending December 26, 2010.

        Reclassifications—We have reclassified certain items in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 27, 2009. These reclassifications had no effect on previously reported Net Income.

	2008			2007
(in millions)	As Reported	Reclassification	As Presented	As Reported	Reclassification	As Presented
Restaurant operating costs	$147.4	$(23.6)	$123.8	$122.7	$(16.1)	$106.6
Selling, general, and administrative costs	59.8	23.6	83.4	57.6	16.1	73.7

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

        Cash Equivalents—The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction.

        Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties. The allowance for doubtful accounts as of December 27, 2009 and December 28, 2008 was $375,000 and $128,000, respectively.

        Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market. As of December 27, 2009 and December 28, 2008, food and beverage inventories were $5.0 million and $4.8 million, respectively, and supplies inventories were $9.5 million and $8.3 million, respectively.

        Restricted Current Assets-Marketing Funds—Restricted current assets are restricted solely for use by the Company's cooperative marketing fund programs and have been segregated from the Company's assets. All U.S. franchisees and Company restaurants contribute 0.75% of adjusted sales to one or more marketing funds to be used for future advertising in accordance with the terms of each program.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $110,000 in 2009, $283,000 in 2008, and $477,000 in 2007.

        The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years

        The Company capitalizes certain overhead related to the development and construction of its new restaurants. Capitalized overhead for the years ended December 27, 2009, December 28, 2008, and December 30, 2007, were $2.7 million, $3.3 million, and $3.7 million, respectively. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No such expense has been incurred in any of the fiscal years presented.

        Goodwill and Intangible Assets, net—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets, net are comprised primarily of lease acquisition costs, acquired franchise rights and the costs of purchased liquor licenses. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represented the acquired value of franchise contracts, are amortized over the term of the franchise agreements. Liquor licenses are generally amortized over five years.

        Goodwill, which is not subject to amortization, is evaluated for impairment annually or more frequently at the level of the Company's single operating segment if indicators of impairment are present. The Company performed step one of the impairment test on the last day of the fiscal year, December 27, 2009. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Based on the completion of the step one test, it was determined that no impairment charges of goodwill were required. Additionally, when we close individual restaurants, we consider whether the cost of closure should include an amount of goodwill based on the fair value method. There was no goodwill charged off in connection with 2009 restaurant closures.

        Even though it was determined that there is no goodwill impairment at December 27, 2009, declines in the value of the Company's stock price, declines in sales at the restaurants beyond the current forecasts, and significant adverse changes in the operating environment for the restaurant industry may result in a future impairment charge.

        Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including land, property and equipment, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. During 2008, the Company recorded impairments of certain long-lived assets. See Note 4, Restaurant Impairment and Restaurant Closures. There were no impairments recorded in 2009 or 2007.

        Fair Value Measurements—The Company measures certain financial assets and liabilities at fair value in accordance with the accounting guidance for measuring fair value. These assets and liabilities are measured at each reporting period, and certain of these are revalued as required. See Note 10, Fair Value Measurements.

        Other Assets, net—Other assets, net consist primarily of assets related to the employee deferred compensation plan, unamortized debt issuance costs and various deposits. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's credit facility. Debt issuance costs as of December 27, 2009, December 28, 2008, and December 30, 2007 were $842,000, $1.2 million, and $1.5 million respectively.

        Revenue Recognition—Revenues consist of sales from restaurant operations, franchise royalties and fees, and rental income. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.

        The Company recognizes a liability upon the sale of gift cards and recognizes revenue when these gift cards are redeemed in the restaurants. The gift cards do not expire and the Company does not charge any service fees that would affect the unused portion of a gift card. While the Company will honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for balances that have had long periods of inactivity. In these circumstances, if there is no requirement for remitting balances to government agencies under unclaimed property laws, unused card balances may then be recognized into Income. Unearned gift card revenue at December 27, 2009, and December 28, 2008, was $15.4 million and $12.0 million, respectively.

        The Company typically grants franchise rights to independent contractors for a term of 20 years, with the right to extend the term for an additional ten years if they satisfy various conditions. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue for franchise fees totaled $375,000 and $495,000 as of December 27, 2009 and December 28, 2008, respectively. Area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Advertising—Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $17.2 million, $24.4 million, and $16.5 million in 2009, 2008, and 2007, respectively, and are included in selling, general, and administrative expenses in the consolidated statements of income.

        Under the Company's franchise agreements, both the Company and the franchise partners must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs. The Company's portion of costs incurred by the Marketing Funds is recorded as selling, general and administrative expenses in the Company's financial statements. Restricted assets represent contributed funds held for future use.

        As noted in the Reclassifications discussion of this Note, the Company has reclassified marketing-related expenses from restaurant operating expenses to the selling, general and administrative expense category to reflect the evolution of the Company's marketing strategies.

        Rent—Our leases generally contain escalating rent payments over the lease term as well as optional renewal periods. We account for our leases by recognizing rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is expensed in pre-opening costs. Tenant incentives used to fund leasehold improvement are recorded in deferred rent and amortized as reductions of lease rent expenses ratably over the lease term.

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

        Self-Insurance Programs—The Company utilizes a self-insurance plan for health, general liability, and workers' compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay. Accrued liabilities and accrued payroll and payroll-related liabilities include the estimated cost to settle reported claims and incurred but unreported claims.

        Pre-opening Costs—Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant, travel expenses, wages and benefits for the training and opening teams, and food, beverage and other restaurant opening costs incurred prior to a restaurant opening for business.

        Income Taxes—Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences and net operating losses, if any, and tax credit carryforwards. Measurement of the Company's current and deferred tax liabilities and assets is based on provisions of enacted tax laws.

        Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2009, 2008, and 2007, a total of 816,000, 1.8 million, and 1.3 million weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

        The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2009	2008	2007
Net income	$17,599	$27,126	$30,651

Basic weighted average shares outstanding	15,392	15,927	16,647
Dilutive effect of stock options and awards	112	120	170

Diluted weighted average shares outstanding	15,504	16,047	16,817

Earnings per share:
Basic	$1.14	$1.70	$1.84

Diluted	$1.14	$1.69	$1.82

        Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive loss as presented in the consolidated statements of stockholders' equity for 2009 and 2008 consisted of the unrealized loss, net of tax, on the Company's cash flow hedge which will expire in March 2011. See Note 9. Derivative and Other Comprehensive Income.

        Stock Compensation Expense—The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock, stock bonuses or other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, non-employees, directors and consultants. The Company also maintains an employee stock purchase plan. See Note 16, Stock Incentive Plans, for additional details.

2. Recent Accounting Pronouncements

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities ("VIE"), which will be effective for fiscal year 2010. The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company is currently evaluating the impact that adoption may have on its consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of Red Robin Franchised Restaurants

        The Company completed no acquisitions of franchised restaurants during the fiscal year 2009.

Managed Restaurant

        On December 31, 2008, the Company completed the acquisition of a restaurant location that the Company had previously operated under a management services agreement. The Company had assumed management of the restaurant effective June 18, 2007. Under the terms of the management services agreement, the Company had assumed all operating responsibilities of this restaurant in exchange for a management fee equal to all the revenues from this restaurant. In accordance with the authoritative guidance for VIE's in effect at the time, management had determined that the Company was the primary beneficiary of the operations of this restaurant and therefore has consolidated its results of operations with the Company's results since June 18, 2007, the date of the management services agreement. As a result of the completion of the purchase price allocation for this acquisition during fiscal year 2009, the Company recognized $787,000 of goodwill.

Franchise Acquisitions in 2008

        During the second quarter 2008, the Company completed its acquisitions of 15 existing Red Robin® franchised restaurants from three franchisees for a combined purchase price of $30.0 million. The purchase price was paid in cash, funded primarily through borrowings under the Company's credit facility. In addition, on April 15, 2008, the Company completed the purchase of an entity that owned a Red Robin® franchise restaurant that was under construction in Eau Claire, Wisconsin, which was then opened by the Company on May 5, 2008. The Company acquired the outstanding stock of the entity in exchange for $247,000 in cash and the assumption of indebtedness in the amount of approximately $850,000. In addition to the above-described acquisitions of existing restaurants, the Company gained access to development rights where these restaurants are located—territories that were formerly subject to exclusivity provisions in the former area development agreements with the selling franchisees. The financial results of all 16 restaurants have been included in the Company's financial results from their acquisition dates forward.

        The acquisition of the 16 restaurants was accounted for using the authoritative guidance for business combinations in effect at the time of acquisition. Based on a total purchase price of $30.0 million, net of a $451,000 charge related to the purchase of the restaurants, and the Company's estimates of the fair value of net assets acquired, $4.7 million of goodwill was generated by the acquisition, which is not amortizable for book purposes but is amortizable and deductible for tax purposes.

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

        Of the $12.9 million of intangible assets, $10.1 million was assigned to franchise rights with a weighted average life of approximately 20 years, and $2.8 million was assigned to leasehold interests with a weighted average life of approximately 20 years.

        As a result of the acquisition of the 16 restaurants, the Company incurred a total charge of $451,000, of which $402,000 is related to avoided franchise fees.

Pro Forma Results (unaudited)

        Under the authoritative guidance for business combinations, the following unaudited pro forma information presents a summary of the results of operations of the Company assuming the 2008 and 2007 acquisitions of the franchise restaurants occurred at the beginning of the period presented. Pro forma net income for 2008 excludes a nonrecurring $451,000 pre-tax charge, $331,000 net of tax, related to the reacquired franchise rights and other acquisition costs associated with the 2008 franchise acquisitions, and the pro forma net income for 2007 excludes the nonrecurring $1.8 million pre-tax charge, $1.3 million net of tax, related to the reacquired franchise rights of the 2007 franchise acquisition, Pro forma net income for 2007 does include the impact of the $1.7 million pre-tax charge related to a legal settlement. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Years Ended
(In thousands, except per share data)	December 28, 2008	December 30, 2007
Revenue	$884,224	$828,067
Net income	27,994	32,875
Basic EPS	1.76	1.97
Diluted EPS	1.74	1.95

4. Restaurant Impairment and Restaurant Closures

        The Company closed four restaurants in the first quarter of 2009. This decision was the result of an initiative to identify restaurants that are in declining trade areas, performing below acceptable

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restaurant Impairment and Restaurant Closures (Continued)

profitability levels and/or require significant capital expenditures. The locations closed in 2009 represented older restaurants whose leases were not extended or were in need of significant capital improvements that were not projected to provide acceptable returns in the foreseeable future. We have evaluated the 2009 restaurant closures and determined there was no associated amount of goodwill to write-off in connection with these closures. During 2008, the Company recognized non-cash asset impairment charges of $1.0 million related to the write-down of the carrying value of a portion of long-lived assets associated with these restaurants. The Company recognized additional charges of $562,000 during 2009 related to lease terminations and other closing related costs.

        In addition to impairment charges related to the 2009 restaurant closures, the Company recognized $0.9 million of non-cash impairment charges in the third quarter of 2008 for two restaurants that have continuing operations. The Company reviewed each location's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The carrying amount of assets attributable to each location was compared to its fair value to determine the impairment charge required.

5. Property and Equipment

        Property and equipment consist of the following at December 27, 2009, and December 28, 2008, (in thousands):

	2009	2008
Land	$35,116	$34,095
Buildings	69,853	68,592
Leasehold improvements	402,869	370,023
Furniture, fixtures and equipment	189,642	173,207
Restaurant property leased to others	4,561	4,561
Construction in progress	6,456	19,513

	708,497	669,991
Accumulated depreciation and amortization	(276,961)	(227,979)

Property and equipment, net	$431,536	$442,012

        Depreciation and amortization expense on property and equipment, including assets under capital lease, was $52.3 million in 2009, $47.5 million in 2008 and $40.7 million in 2007.

6. Goodwill and Intangible Assets

        The following table presents goodwill as of December 27, 2009, and December 28, 2008, (in thousands).

	2009	2008
Balance at beginning of year	$60,982	$56,299
Acquisitions (See Note 3)	787	4,683

Balance at end of year	$61,769	$60,982

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Intangible Assets (Continued)

        The following table presents intangible assets subject to amortization as of December 27, 2009, and December 28, 2008, (in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$44,346	$(9,592)	$34,754	$44,099	$(6,940)	$37,159
Leasehold interests	12,955	(2,144)	10,811	13,034	(1,361)	11,673
Liquor licenses	6,833	(4,972)	1,861	6,887	(3,729)	3,158

	$64,134	$(16,708)	$47,426	$64,020	$(12,030)	$51,990

        In 2008, the Company recognized an impairment to its intangible assets subject to amortization relating to the restaurant impairment discussed in Note 4, Restaurant Impairment and Restaurant Closures. The impairment charge reduced the gross carrying amount of total intangibles by $848,000 and total accumulated amortization by $243,000. There were no impairments of intangible assets subject to amortization in 2009. The aggregate amortization expense related to intangible assets subject to amortization for 2009 and 2008 was $4.7 million and $4.1 million, respectively.

        The estimated aggregate amortization expense as of December 27, 2009 is as follows, (in thousands):

2010	$4,472
2011	4,291
2012	3,992
2013	3,507
2014	3,141

$19,403

7. Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities

        Accrued payroll and payroll related liabilities consist of the following at December 27, 2009, and December 28, 2008, (in thousands):

	2009	2008
Payroll	$7,381	$7,675
Corporate and restaurant bonuses	3,761	1,358
Workers compensation insurance	4,747	4,071
Accrued vacation	5,397	6,559
Federal and state payroll taxes	3,523	3,885
Other	2,103	1,941

	$26,912	$25,489

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities (Continued)

        Accrued liabilities consist of the following at December 27, 2009, and December 28, 2008, (in thousands):

	2009	2008
State and city sales taxes	$4,687	$5,767
Interest rate swap, current(1)	1,833	2,759
Real estate, personal property, state income and other taxes payable	3,220	2,476
General liability insurance	3,082	2,323
Utilities	1,683	2,189
Credit card fees	1,266	1,193
Other	3,047	3,678

	$18,818	$20,385

(1)
See Note 9 Derivative and Other Comprehensive Income

8. Borrowings

        Borrowings at December 27, 2009, and December 28, 2008, are summarized below (in thousands):

	2009		2008
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Term loan facility	$122,693	3.79%	$133,000	2.48%
Revolving credit facility, variable interest rate based on an applicable margin plus LIBOR	61,992	1.32	82,000	2.46
Capital lease obligations	6,649	8.07	7,572	8.94

Total Debt	191,334		222,572
Less: Current portion	(19,518)		(11,009)

Long-term debt	$171,816		$211,563

        Maturities of long-term debt and capital lease obligations as of December 27, 2009 are as follows (in thousands):

2010	$19,518
2011	19,413
2012	147,771
2013	539
2014	569
Thereafter	3,524

$191,334

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Borrowings (Continued)

        The Company's credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the LIBOR plus 0.50% to 1.00% depending on the Company's leverage ratios. The credit agreement also allows, subject to lender participation, the Company to increase the credit facility by up to an additional $100 million in the future or extend its maturity. At inception, the Company borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund restaurant acquisitions. The term loan is scheduled to be repaid in consecutive quarterly installments of $4.7 million through March 2012 with an estimated final payment of $75.8 million in June 2012. Total repayments are estimated to be $18.7 million for calendar years 2010 and 2011 and $80.5 million for calendar year 2012. At December 27, 2009, the Company had $122.7 million in outstanding borrowings under the term loan facility and $62.0 million in outstanding borrowings under the revolving credit facility.

        As part of the credit agreement, the Company may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. At December 27, 2009, the Company had letters of credit outstanding of $5.0 million. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. The Company's obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company and certain owned real property. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure the respective obligations under the credit facility. Additionally, certain of the Company's real and personal property secure other indebtedness of the Company.

        Loan origination costs associated with the various amendments to the credit facility and the net outstanding balance of costs related to the credit facility are $842,000 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 27, 2009.

        During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company's floating interest rate on an aggregate of up to $120 million of debt that is currently or expected to be outstanding under the Company's credit facility. Refer to Note 9, Derivative and Other Comprehensive Income.

        The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments, dividend payments, and is required to maintain certain financial ratios. As of December 27, 2009, the Company was in compliance with all of its debt covenants.

9. Derivative and Other Comprehensive Income

        The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under the guidance for Derivative Instruments and Hedging Activities. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative and Other Comprehensive Income (Continued)

counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. The Company's counterparty in the interest rate swap is SunTrust Bank, National Association ("SunTrust"). Market risk, as it relates to the Company's interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

        In March 2008, the Company entered into the variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company's floating interest rate on an aggregate of up to $120 million of debt that is currently outstanding under the Company's amended and restated credit facility. The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million. At December 27, 2009, the Company is required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million. In exchange, the Company will receive interest on a $120 million of notional amount at a variable rate that is based on the 3-month LIBOR rate. The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments. Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company's consolidated balance sheet to interest expense on the Company's consolidated statement of income as the interest expense is recognized on the related debt.

        The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of December 27, 2009 (in thousands):

Derivative Liability
Balance Sheet Location	2009
Accrued liabilities	$1,833
Other non-current liabilities	222

Total derivatives	$2,055

        The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of income for the fiscal year ended December 27, 2009 (in thousands):

2009
Unrealized loss on swap in AOCL (pretax)	$1,630
Realized loss (pretax effective portion) recognized in interest expense	2,284

        As a result of this activity, AOCL decreased by $812,000 on a pretax basis or $410,000 on an after tax basis for the fiscal year ended December 27, 2009, and increased by $2.8 million on a pretax basis or $1.7 million on an after tax basis for the fiscal year ended December 28, 2008. During 2009, the interest rate swap had no hedge ineffectiveness, as a result, no gains or losses were reclassified into net

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative and Other Comprehensive Income (Continued)

earnings as a result of hedge ineffectiveness. Additionally, the Company had no obligations at December 27, 2009 to post collateral under the terms of the Interest Rate Swap Agreement.

        Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that are excluded from net income. Comprehensive income consisted of (in thousands):

	2009	2008	2007
Net income	$17,599	$27,126	$30,651
Unrealized gain / (loss) on cash flow hedge, net of tax	410	(1,622)	—

Total comprehensive income	$18,009	$25,504	$30,651

10. Fair Value Measurements

        The Company adopted the new fair value guidance related to financial assets and liabilities effective December 31, 2007, and adopted the new fair value guidance for non-financial assets and liabilities in 2009. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the measuring of fair value:

  Level 1: Observable inputs that reflect unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

  Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

Assets and Liabilities Measured at Fair Value

        Both the credit facility and the Company's capital lease obligations are considered to be Level 2 instruments. We estimate the fair value of the credit facility and our capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.

        The derivative liability is included in Level 2. The interest rate swap is a standard cash flow hedge whose fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves.

        The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs. See Note 17 Employee Benefit Programs.

        As of December 27, 2009, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

        The following table presents our assets and liabilities measured at fair value, of which the derivative, deferred compensation plan, and life insurance policy are valued on a recurring basis for the fiscal year ended December 27, 2009 (in thousands):

	December 27, 2009	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,317	$—	$2,317	$—

Total assets measured at fair value	$2,317	$—	$2,317	$—

Liabilities:
Derivative	$2,055	$—	$2,055	$—
Deferred compensation plan	2,358	—	2,358	—

Total liabilities measured at fair value	$4,413	$—	$4,413	$—

        The fair value of the Company's credit facility as of December 27, 2009, and December 28, 2008, was approximately $179.5 million and $200.00 million, respectively. There are $6.6 million of outstanding borrowings recorded for the Company's capital leases as of December 27, 2009, which have an estimated fair value of $7.7 million. At December 28, 2008, the carrying amount of the Company's capital lease obligations was $7.6 million, and the fair value was $8.8 million.

11. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2009	2008	2007
Income taxes paid	$2,405	$4,597	$13,227
Interest paid, net of amounts capitalized	6,567	8,262	10,108
Purchases of property and equipment on account	3,180	9,747	13,416
Accrued purchase price of franchise restaurants	—	—	644
Capital lease obligations incurred for real estate and equipment purchases	471	399	—

12. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$3,708	$1,079	$13,012
State	1,512	2,064	1,507
Deferred:
Federal	(2,037)	5,892	(1,269)
State	747	778	(603)

	$3,930	$9,813	$12,647

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2009	2008	2007
Tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income taxes	6.4	4.5	2.3
General business and other tax credits	(24.8)	(13.7)	(8.6)
Other	1.7	0.8	0.5

Effective tax rate	18.3%	26.6%	29.2%

        The decreases in 2009 versus 2008 and 2008 versus 2007 were primarily due to more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income, which did not change at the same rate as the decrease in taxable income.

        The Company's total deferred tax assets and liabilities at December 27, 2009, and December 28, 2008, are as follows (in thousands):

	2009	2008
Deferred tax assets	$34,627	$29,040
Deferred tax liabilities	(38,835)	(31,215)

Deferred tax (liabilities), net	$(4,208)	$(2,175)

        The Company's federal and state deferred taxes at December 27, 2009, and December 28, 2008, are as follows (in thousands):

	2009	2008
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$5,678	$4,650
Advanced payments	1,955	1,543
General business and other tax credits	361	361
Interest rate swap	749	—
Other current deferred tax assets	482	485
Other current deferred tax liabilities	(297)	(179)
Prepaid expenses	(891)	—
Supplies inventory	(3,910)	(3,494)

Current deferred tax asset, net	$4,127	$3,366

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

	2009	2008
Non-current deferred tax assets and liabilities, net:
Deferred rent	$11,021	$9,072
Stock-based compensation	5,795	7,335
General business and other tax credits	3,225	595
Alternative minimum tax credits	1,262	1,262
Accrued compensation and related costs	98	373
Advanced payments	1,100	—
Other non current deferred tax assets	606	271
Other non current deferred tax liabilities	(256)	(2,131)
Goodwill	(2,821)	—
Property and equipment	(28,252)	(22,663)
Franchise rights	(208)	(792)
Interest rate swap	95	1,137

Non-current deferred tax (liability), net	(8,335)	(5,541)

	$(4,208)	$(2,175)

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

        The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date. The Company also has general business and other tax credits totaling $3.5 million available to offset future taxes which expire through 2030.

        The Company adopted the requirements for accounting for uncertain tax positions on January 1, 2007. Under this interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be able to more likely than not sustain the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2005 through 2009 tax years.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The following table summarizes the Company's unrecognized tax benefits (in thousands) for the year ended 2009:

	2009	2008	2007
Beginning of year	$322	$374	$384
Increase due to current year tax positions	$1,105	$86	$78
Decrease due to current year tax positions	$(177)	$—	$—
Settlements	$—	$(31)	$(88)
Reductions related to lapses	$(24)	$(107)	$—

End of year	$1,226	$322	$374

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $179,000. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. In 2009, no penalties were recorded and the Company had recorded a total of approximately $262,000 of interest related to the tax liabilities identified. In 2008 and 2007, no penalties were recorded and nominal amounts of interest were recorded on the tax liabilities identified.

13. Commitments and Contingencies

Commitments

        Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company's operating leases have remaining non-cancelable terms ranging from less than one year to more than 20 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases is as follows (in thousands):

	2009	2008	2007
Minimum rent	$40,319	$35,429	$28,750
Contingent rent	1,770	3,273	3,152
Equipment rent under operating leases	832	789	821

	$42,921	$39,491	$32,723

        The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings, and equipment at December 27,

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

2009, and December 28, 2008, was $4.6 million in both periods, and related accumulated depreciation was $2.2 million and $2.1 million, respectively.

        Future minimum lease commitments and minimum rental income under all leases as of December 27, 2009 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2010	$1,277	$40,180	$150
2011	1,109	38,149	150
2012	954	36,145	150
2013	881	35,134	150
2014	862	34,237	150
Thereafter	4,789	202,668	188

Total	9,872	386,513	938

Less amount representing interest	(3,223)

Present value of future minimum lease payments	6,649
Less current portion	(779)

Long-term capital lease obligations	$5,870

        As of December 27, 2009 and December 28, 2008, property and equipment included $13.9 million and $15.4 million of assets under capital lease, respectively, and $6.3 million and $6.4 million of related accumulated depreciation, respectively.

Contingencies

        In the normal course of business, there are various other claims in process, matters in litigation, and other contingencies. These include claims resulting from "slip and fall" accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on our financial position and results of operations.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Franchise Operations

        Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2009	2008	2007
Franchise royalties and fees:
Royalty income	$12,627	$13,964	$15,317
Franchise fees	198	359	475

Total franchise royalties and fees	12,825	14,323	15,792
Franchise development costs:
Payroll and employee benefit costs	650	937	817
General and administrative	3,553	3,660	3,252

Total franchise development costs	4,203	4,597	4,069

Operating income from franchise operations	$8,622	$9,726	$11,723

        The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $375,000 and $495,000 as of December 27, 2009 and December 28, 2008, respectively. Area development fees are dependent upon the number of restaurants in the territory as well as the Company's obligations under the area franchise agreement. Consequently, as the Company's obligations are met, area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.

15. Stockholders' Equity

        During 2008, the Company purchased a total of 1,480,763 shares of the Company's common stock for approximately $50.0 million with an average purchase price of $33.76 per share. Also during 2008, the Company's board of directors authorized an additional repurchase of up to $50.0 million of the Company's equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares have been repurchased under the plan through fiscal year 2009.

16. Stock Incentive Plans

        In 2007, stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 (the 2007 Stock Plan). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), restricted stock, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company's subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans (Continued)

maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 1,824,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 3, 2017, unless terminated earlier by the Company's board of directors. As of December 27, 2009, options to acquire a total of 459,194 shares of the Company's common stock remain outstanding under this plan of which 55,591 were vested.

        The Company has four other stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 27, 2009, options to acquire a total of 268,090 of the Company's common stock remain outstanding under these plans of which 265,435 were fully vested. Options granted under these plans expire within ten years from the date of grant.

        As of December 27, 2009, there was $5.9 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average vesting period of approximately 1.4 years for stock options, 1.5 years for the non-vested common shares and 1.7 years for the restricted stock units.

        During the first quarter 2009, the Company completed a cash tender offer for out-of-the-money stock options held by 514 then current employees. As a result of the tender offer, the Company incurred a one-time pre-tax charge of $4.0 million for all unvested eligible options that were tendered. This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered. Approximately $0.9 million of the $4.0 million charge is recorded in labor expense and the remaining $3.1 million is recorded in selling, general and administrative expense in our condensed consolidated statements of income. The Company paid $3.5 million in cash for the approximate 1.6 million options tendered in the offer.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans (Continued)

Stock Options

        The table below summarizes the status of the Company's stock option plans (in thousands, except per share data and exercise price):

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,084	$37.73	1,758	$38.55	1,354	$37.30
Awards granted	413	15.70	568	34.48	650	39.22
Awards cancelled(1)	(1,700)	39.83	(191)	40.75	(156)	41.55
Awards exercised	(70)	8.98	(51)	18.66	(90)	19.35

Options outstanding, end of year	727	$23.07	2,084	$37.73	1,758	$38.55

(1)
Of the total awards cancelled during fiscal year 2009, approximately 1.6 million are related to the option tender offer.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding as of December 27, 2009	727	$23.07	7.39	$1,314
Options vested and expected to vest as of December 27, 2009(1)	651	$23.78	7.18	$1,112
Options vested and exercisable as of December 27, 2009	321	$30.71	5.19	$215

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans (Continued)

        The following table summarizes information about stock options outstanding at December 27, 2009 (in thousands, except per share data, weighted average exercise price and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.80 - $14.86	20	8.35	$12.82	5	$12.35
$14.93 - $14.93	280	9.13	14.93	0	0
$14.98 - $17.52	75	4.77	15.52	55	15.18
$17.65 - $26.76	80	9.25	20.44	14	20.74
$26.81 - $26.81	74	3.97	26.81	74	26.81
$27.20 - $35.89	86	6.27	30.39	70	29.88
$37.27 - $42.93	76	6.87	41.35	69	41.54
$42.95 - $51.75	20	5.31	46.98	19	47.12
$55.16 - $55.16	16	5.43	55.16	15	55.16

	727			321

        The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model were as follows:

	2009	2008	2007
Risk-free interest rate	1.5%	1.9%	4.5%
Expected years until exercise	3.6	2.7	2.6
Expected stock volatility	53.1%	40.6%	39.7%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$6.23	$9.52	$11.23
Total intrinsic value of options exercised (in thousands)	$565	$711	$1,843

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

Non-vested Common Shares

        During the fiscal years ended December 27, 2009 and December 28, 2008, the Company issued non-vested common shares as permitted under the 2007 Stock Plan. The Company can grant non-vested common shares to its directors, executive officers and other key employees. The non-vested common shares granted to directors are generally subject to a one year vesting requirement. The non-vested common shares granted to executive officers and other key employees are generally subject

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans (Continued)

to a four year graded vesting requirement. The fair value of the non-vested common shares is based on the grant date market value of the common shares.

        The table below summarizes the status of the Company's non-vested shares under the 2007 Stock Plan (in thousands, except per share data and grant-date fair value):

	2009		2008
	Shares	Weighted Average Grant-Date Fair Value (per share)	Shares	Weighted Average Grant-Date Fair Value (per share)
Nonvested shares outstanding, beginning of year	154	$36.83	97	$41.54
Awards granted	34	15.28	79	31.63
Awards cancelled	(2)	22.99	—	—
Awards vested	(35)	40.17	(22)	39.01

Nonvested shares outstanding, end of year	151	$31.35	154	$36.83

Restricted Stock Units

        During the fiscal year ended December 27, 2009, the Company issued restricted stock units (RSUs) to certain employees as permitted under the 2007 Stock Plan. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs vest in equal installments over four years on the anniversary date and upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant. Compensation expense for the RSUs is recognized over the remaining weighted average vesting period. The Company issued no RSUs during the fiscal year ended December 28, 2008.

        The table below summarizes the status of the Company's RSUs under the 2007 Stock Plan (in thousands):

2009
Shares
Restricted Stock Units outstanding, beginning of year	—
Awards granted	39
Awards cancelled	(4)
Awards vested	—

Restricted Stock Units outstanding, end of year	35

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Programs

        Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of bonuses and commissions each plan year. At December 27, 2009 and December 28, 2008, a liability for participant contributions and investment income thereon of $2.4 million and $1.7 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company's plan administrator purchases corporate-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at December 27, 2009 and December 28, 2008, of $2.3 million and $1.6 million, respectively, is included in other assets, net.

        Employee Stock Purchase Plan—In 2002, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 120,587 shares under this plan, including 31,336 shares that were issued in 2009. A total of 179,413 shares remain available for future issuance. For 2009, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.48% risk-free interest rate; 0.5 year expected life; expected volatility of 55.74%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $3.67. For the fiscal year 2008, the average assumptions used in the model included a 1.0% risk-free interest rate; 0.5 year expected life; expected volatility of 41.9%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $3.34. In 2009 and 2008, the Company recognized $123,000 and $82,000, respectively, of compensation expense related to this plan.

        Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (401K Plan) which covers substantially all of its eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. In 2009 and 2008, the Company recognized $249,000 and $247,000, respectively, of matching contribution expense.

18. Related Party Transactions

        On June 3, 2009, the Company expanded its board of directors from seven to eight members and announced the appointment of a new member to the board to fill the new seat. This new board

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Related Party Transactions (Continued)

member is the former president and majority owner of one of our former franchises from which the Company purchased 13 Red Robin® restaurants in Washington in 2006. The new board member is a principal of and holds, directly or indirectly, interests of between 50% and 66 2/3% in each of three privately-held entities that hold the leases for three of the Washington restaurants that the Company acquired in 2006. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $1.0 million and $1.2 million for the fiscal years ended December 27, 2009 and December 28, 2008, respectively. Future minimum lease commitments under these leases are $4.8 million for the fiscal year ended December 27, 2009.

19. Quarterly Results of Operations (unaudited)

        The following tables summarize the unaudited consolidated quarterly financial information for 2009 and 2008 (in thousands, except per share data):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2009 (52 weeks)
Total revenues	$270,813	$201,088	$186,947	$182,197	$841,045
Income from operations	$7,274	$9,926	$8,143	$2,598	$27,941
Net income	$3,845	$6,421	$5,702	$1,631	$17,599
Basic earnings per share	$0.25	$0.42	$0.37	$0.11	$1.14
Diluted earnings per share	$0.25	$0.41	$0.37	$0.10	$1.14

	Q1 (16 weeks)	Q2(1) (12 weeks)	Q3(1) (12 weeks)	Q4(1) (12 weeks)	2008 (52 weeks)
Total revenues	$255,593	$206,388	$208,638	$198,596	$869,215
Income from operations	$12,711	$12,688	$9,924	$9,867	$45,190
Net income	$7,253	$7,916	$6,174	$5,783	$27,126
Basic earnings per share	$0.43	$0.49	$0.40	$0.38	$1.70
Diluted earnings per share	$0.43	$0.49	$0.40	$0.38	$1.69

(1)
Includes the results of operations of the 15 franchised restaurants acquired in May and June 2008.

        As discussed in Note 1 Description of Business and Summary of Significant Accounting Policies, the Company has reclassified certain marketing-related expenses from restaurant operating expenses to the selling, general, and administrative expense category to reflect the evolution of the Company's marketing strategies. The amounts reclassified from restaurant operating expenses to the selling, general, and administrative category by quarter are summarized in the following tables for 2009 and 2008 (in millions):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2009 (52 weeks)
Restaurant operating costs	$(4.6)	$(3.4)	$(4.0)	$(3.2)	$(15.2)
Selling, general, and administrative costs	$4.6	$3.4	$4.0	$3.2	$15.2

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Quarterly Results of Operations (unaudited) (Continued)

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2008 (52 weeks)
Restaurant operating costs	$(6.9)	$(5.6)	$(5.7)	$(5.4)	$(23.6)
Selling, general, and administrative costs	$6.9	$5.6	$5.7	$5.4	$23.6

20. Subsequent Events

        The Company has evaluated subsequent events through the date of issuance of this report, February 25, 2010 and found there to be no events requiring recognition or disclosure.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective.

        There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 27, 2009. In making this assessment, the Company's management used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our assessment and those criteria, management believes that, as of December 27, 2009, the Company's internal control over financial reporting is effective.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 27, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 25, 2010

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

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual stockholders' meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.

        There have been no material changes to the procedures described in the proxy statement for our 2009 annual stockholders' meeting filed with the Securities Exchange Commission by which security holders may recommend nominees for election to our Board of Directors.

ITEM 11.    Executive Compensation

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 14.    Principal Accounting Fees and Services

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual stockholders' meeting and is hereby incorporated by reference in this report.

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

(3)
Index to Exhibits

Exhibit Number		Description
(3.1)		Amended and Restated Certificate of Incorporation dated July 18, 2002. Incorporated by reference to Exhibit 3.1 to Amendment No. 4 of our Registration Statement on Form S-1 dated July 16, 2002 (Registration No. 333-87044)

(3.2)		Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 12, 2003. Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended October 5, 2003.

(3.3)		Second Amended and Restated Bylaws dated December 7, 2007, as amended February 11, 2009. Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-K for the fiscal year ended December 28, 2008.

(4.1)		Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

(10.1	)*	Red Robin Gourmet Burgers, Inc. 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

(10.2	)*	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

(10.3	)*	Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

(10.4	)*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the fiscal year ended December 26, 2004.

(10.5	)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Form 10-Q filed on November 4, 2005.

(10.6	)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Form 10-Q filed on November 4, 2005.

(10.7	)*	Red Robin Gourmet Burgers, Inc. Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Annex A of our Definitive Proxy Statement filed on April 23, 2008.

Exhibit Number		Description
(10.8	)*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the fiscal year ended December 30, 2007.

(10.9	)*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on May 22, 2009.

(10.10	)*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on May 22, 2009.

(10.11	)*	Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

(10.12	)*	First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated August 4, 2009. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on August 7, 2009.

(10.13	)*	Second Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated December 21, 2009. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on December 24, 2009.

(10.14	)*	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the fiscal year ended December 28, 2003.

(10.15)		Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 to Amendment No. 3 of our Registration Statement on Form S-1 filed on July 12, 2002 (Registration No. 333-87044).

(10.16	)*	Second Amended and Restated Employment Agreement between Dennis B. Mullen and Red Robin Gourmet Burgers, Inc. dated March 10, 2008. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed with the SEC on March 14, 2008.

(10.17	)*	Letter Agreement between Red Robin Gourmet Burgers, Inc. and Dennis B. Mullen dated August 15, 2008. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on August 18, 2008.

(10.18	)*	Letter Agreement between Red Robin Gourmet Burgers, Inc. and Dennis B. Mullen dated January 11, 2010. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on January 11, 2010.

(10.19	)*	Dennis B. Mullen option agreement, dated August 25, 2005. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed on August 31, 2005.

(10.20	)*	Restricted Stock Grant Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated February 27, 2007. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on March 5, 2007.

(10.21	)*	Restricted Stock Grant Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated April 17, 2007. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on April 19, 2007.

(10.22	)*	Restricted Stock Grant Agreement between Dennis Mullen and Red Robin Gourmet Burgers, Inc. dated August 15, 2008. Incorporated by reference to Exhibit 10.2 to our Form 8-K Current Report filed on August 18, 2008.

Exhibit Number	Description
(10.23)*	Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and Eric C. Houseman dated March 10, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed on March 14, 2008.

(10.24)*	Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed on March 14, 2008.

(10.25)	Amended and Restated Credit Agreement, dated as of June 15, 2007, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, SunTrust Bank and KeyBank National Association, as Documentation Agents, and Wachovia Capital Markets, LLC, as Lead Arranger. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed on June 21, 2007.

(10.26)	Amended and Restated Security Agreement, dated as of June 15, 2007, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed on June 21, 2007.

(10.27)	Asset Purchase Agreement dated May 24, 2007 among Red Robin International, Inc., Top Robin Ventures, Inc. and Morite of California. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on June 1, 2007.

(10.28)	Asset Purchase Agreement dated as of April 15, 2008 among Red Robin International, Inc., Dane County Robins, Inc., Minnesota Robins, Inc. and Hennepin County Robins, Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 27, 2008.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

( )  Exhibits previously filed in the Company's periodic filings as specifically noted.

*    Executive compensation plans and arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 25, 2010 (Date)	By:	/s/ DENNIS B. MULLEN Dennis B. Mullen (Chief Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS B. MULLEN Dennis B. Mullen	Chief Executive Officer (Principal Executive Officer)	February 25, 2010
/s/ KATHERINE L. SCHERPING Katherine L. Scherping	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010
/s/ PATTYE L. MOORE Pattye L. Moore	Chairperson of the Board	February 25, 2010
/s/ EDWARD T. HARVEY Edward T. Harvey	Director	February 25, 2010
/s/ RICHARD J. HOWELL Richard J. Howell	Director	February 25, 2010
/s/ JAMES T. ROTHE James T. Rothe	Director	February 25, 2010
/s/ TAYLOR SIMONTON Taylor Simonton	Director	February 25, 2010
/s/ GARY J. SINGER Gary J. Singer	Director	February 25, 2010
/s/ MARCUS L. ZANNER Marcus L. Zanner	Director	February 25, 2010