Form 10-Q
period 2010-04-18
RED ROBIN GOURMET BURGERS INC
filed 2010-05-21
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2010
Common Stock, $0.001 par value per share	15,602,353 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	April 18, 2010	December 27, 2009
Assets:
Current Assets:
Cash and cash equivalents	$13,886	$20,268
Accounts receivable, net	5,292	4,703
Inventories	14,594	14,526
Prepaid expenses and other current assets	6,462	6,203
Income tax receivable	2,498	4,713
Deferred tax asset	3,392	4,127
Restricted current assets—marketing funds	858	665
Total current assets	$46,982	$55,205

Property and equipment, net	424,581	431,536
Goodwill	61,769	61,769
Intangible assets, net	46,151	47,426
Other assets, net	4,044	4,159
Total assets	$583,527	$600,095

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$15,694	$10,891
Construction related payables	2,873	3,181
Accrued payroll and payroll related liabilities	27,403	26,912
Unearned revenue	6,513	15,437
Accrued liabilities	21,580	18,818
Accrued liabilities—marketing funds	858	665
Current portion of term loan notes payable	18,739	18,739
Current portion of long-term debt and capital lease obligations	765	779
Total current liabilities	$94,425	$95,422

Deferred rent	31,959	30,996
Long-term portion of term loan notes payable	94,584	103,954
Other long-term debt and capital lease obligations	56,079	67,862
Other non-current liabilities	11,281	13,239
Total liabilities	$288,328	$311,473

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,093,724 and 17,079,267 shares issued; 15,601,414 and 15,586,948 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,492,280 shares, at cost	(50,125)	(50,125)
Paid-in capital	168,766	167,637
Accumulated other comprehensive loss, net of tax	(715)	(1,212)
Retained earnings	177,256	172,305
Total stockholders’ equity	295,199	288,622
Total liabilities and stockholders’ equity	$583,527	$600,095

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	April 18, 2010	April 19, 2009

Revenues:
Restaurant revenue	$267,505	$266,595
Franchise royalties and fees	4,169	4,152
Other revenue	3,836	66
Total revenues	275,510	270,813

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	65,013	65,283
Labor (includes $209 and $986 of stock-based compensation, respectively)	95,361	92,271
Operating	38,639	38,415
Occupancy	19,708	18,908
Depreciation and amortization	17,251	17,637
Selling, general, and administrative (includes $893 and $3,727 of stock-based compensation, respectively)	30,835	28,475
Pre-opening costs	877	2,550
Total costs and expenses	267,684	263,539

Income from operations	7,826	7,274

Other expense (income):
Interest expense, net	1,885	2,114
Other	(30)	10
Total other expenses	1,855	2,124

Income before income taxes	5,971	5,150
Provision for income taxes	1,020	1,305
Net income	$4,951	$3,845
Earnings per share:
Basic	$0.32	$0.25
Diluted	$0.32	$0.25
Weighted average shares outstanding:
Basic	15,477	15,356
Diluted	15,607	15,432

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 18, 2010	April 19, 2009
Cash Flows From Operating Activities:
Net income	$4,951	$3,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,251	17,637
Gift card breakage	(3,773)	—
Stock-based compensation expense	1,102	4,713
Restaurant closure costs	85	586
Other, net	(725)	(292)
Changes in operating assets and liabilities	5,012	(701)
Cash provided by operating activities	23,903	25,788

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	(188)	—
Acquisition of franchise restaurants, net of cash acquired	—	(1,247)
Purchases of property and equipment	(9,161)	(20,906)
Cash used in investing activities	(9,349)	(22,153)

Cash Flows From Financing Activities:
Borrowings of long-term debt	39,400	54,000
Payments of long-term debt	(60,261)	(56,919)
Payment for tender offer for stock options	—	(3,498)
Proceeds from exercise of stock options and employee stock purchase plan	328	338
Excess tax benefit related to exercise of stock options	(97)	54
Payments of other debt and capital lease obligations	(306)	(161)
Cash used in financing activities	(20,936)	(6,186)

Net change in cash and cash equivalents	(6,382)	(2,551)
Cash and cash equivalents, beginning of period	20,268	11,158
Cash and cash equivalents, end of period	$13,886	$8,607

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$58	$198
Interest paid, net of amounts capitalized	1,704	1,832
Purchases of property and equipment on account	308	2,717

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At April 18, 2010, the Company operated 308 company-owned restaurants located in 31 states. The Company operates its business as one operating and one reportable segment.  The Company also sells franchises, of which there were 131 restaurants, in 21 states and two Canadian provinces as of April 18, 2010.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, recoverability of goodwill, estimated useful lives of other intangible assets, bonus accruals, self-insurance liabilities, stock-based compensation expense, estimating breakage on unredeemed gift cards, legal contingencies, fair value of assets acquired in a business combination, and income taxes.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted.  The condensed consolidated balance sheet as of December 27, 2009, has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.  For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2009.

The Company’s quarter which ended April 18, 2010, is referred to as first quarter 2010, or the sixteen weeks ended April 18, 2010; the first quarter ended April 19, 2009, is referred to as first quarter 2009, or the sixteen weeks ended April 19, 2009.

Reclassifications

We have reclassified certain items in the accompanying Condensed Consolidated Financial Statements for prior periods to be comparable with the classification for the quarter ended April 18, 2010.  These reclassifications had no effect on previously reported Net Income.

The following table provides the effects of the reclassification of marketing expenses from restaurant operating expenses to the selling, general, and administrative expense category for the first quarter 2009.  This reclassification has been previously disclosed in the Company’s audited consolidated financial statements included in the Company’s annual repot on Form 10-K for the fiscal year ended December 27, 2009.

	April 19, 2009
(In thousands)	As Reported	Reclassification	As Presented
Restaurant operating costs	$43,018	$(4,603)	$38,415
Selling, general, and administrative costs	$23,872	$4,603	$28,475

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which was effective beginning fiscal year 2010.  The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and it requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  This new guidance does not have a material effect on the Company.

In January 2010, the FASB issued an update regarding guidance over the disclosure requirements of fair value measurements.  This update adds new requirements for disclosure about transfers into and out of Levels One and Two and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three measurements.  The guidance is effective beginning fiscal year 2010 for the disclosure requirements around Levels One and Two measurements, and is effective beginning fiscal year 2011 for the disclosure requirements around Level Three.  This new guidance currently has no impact on the fair value disclosures of the Company, as there have been no transfers out of Levels One or Two.

2.                      Restaurant Closures

The Company closed one restaurant in the first quarter of 2010.  The closed location was an older restaurant with a lease that was not extended, was in need of significant capital improvements, and was not projected to provide acceptable returns in the foreseeable future.  There was no associated amount of goodwill to write off in connection with this closure.  The Company incurred $85,000 in expenses related to the restaurant closure during the first quarter 2010.

The Company closed four restaurants in the first quarter of 2009.  There was no associated amount of goodwill to write off in connection with these closures.  The Company recognized charges of $586,000 during the first quarter 2009 related to lease terminations and other closing related costs.

3.                      Stock-Based Compensation

Stock Options

During the sixteen weeks ended April 18, 2010, the Company issued 241,000 options with a weighted average grant date fair value of $9.18 per share and a weighted average exercise price of $21.76 per share.  Compensation expense for these options is recognized over the remaining weighted average vesting period which is approximately 1.7 years.  The Company issued 338,000 options with a weighted average grant date fair value of $5.94 per share and a weighted average exercise price of $15.00 per share during the sixteen weeks ended April 19, 2009.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Sixteen Weeks Ended
	April 18, 2010	April 19, 2009
Risk-free interest rate	1.7%	1.4%
Expected years until exercise	3.5	3.7
Expected stock volatility	57.1%	52.3%
Dividend yield	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$9.18	$5.94

The Company did not issue any shares of non-vested common stock during the sixteen weeks ended April 18, 2010.  Compensation expense for the aggregate 113,000 shares of non-vested common stock outstanding at April 18, 2010, is recognized over the remaining weighted average vesting period which is approximately 1.7 years.  The Company issued 30,000 shares of non-vested common stock during the sixteen weeks ended April 19, 2009.  These awards had a weighted average grant date fair value of $14.93 and vest in installments over four years on the anniversary dates.

In February 2009, the Company completed a cash tender offer for out-of-the-money stock options held by approximately 514 then current employees and officers.  As a result of the tender offer, the Company incurred a one-time pre-tax charge of approximately $4.0 million for all unvested eligible options that were tendered.  This was reflected as a charge of $886,000 to labor expense and a charge of $3.1 million to selling, general, and administrative expense in the first quarter 2009 financial results.  It represented the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.  The Company paid $3.5 million for the approximate 1.6 million options tendered in the offer.

Time Based Awards

During the sixteen weeks ended April 18, 2010, the Company issued 103,000 restricted stock units (RSUs) to certain executive officers and employees under the 2007 Stock Plan.  The RSUs vest in equal installments over four years on the anniversary date and upon vesting, one share of the Company’s common stock is issued for each RSU.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining weighted average vesting period which is approximately 2.2 years.  The Company issued 36,000 RSUs with a weighted average grant date fair value of $14.93 during the sixteen weeks ended April 19, 2009.

Performance Based Awards

In March 2010, the Company granted performance based restricted stock units (PSUs) to executives and other key employees.  These PSUs contain a market condition based on Total Shareholder Return (TSR) and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group.  The fair value of the PSUs is calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified in equity as each unit is convertible into one share of Red Robin Common Stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier).  During the sixteen weeks ended April 18, 2010, the Company issued 40,500 PSUs under its 2007 Stock Plan with a grant date fair value of $35.90.

4.                        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive common shares outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the sixteen weeks ended April 18, 2010, and April 19, 2009, 453,000 and 1.2 million, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.   The Company uses the treasury stock method to calculate the impact of outstanding stock options.  The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 18, 2010	April 19, 2009
Net income	$4,951	$3,845
Basic weighted-average shares outstanding	15,477	15,356
Dilutive effect of stock options and awards	130	76
Diluted weighted-average shares outstanding	15,607	15,432

Earnings per share:
Basic	$0.32	$0.25
Diluted	$0.32	$0.25

5.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct non-usage fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon company specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (24 months as of the end of the first quarter 2010).  The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sells in its restaurants during the quarter ended April 18, 2010, and recognized $3.5 million into revenue as a one time adjustment and approximately $266,000 into revenue for the on-going amortization of the unredeemed gift card liability.  The Company has not recognized breakage on third party gift card sales due to the relatively young age of the third party gift card program.  Gift card breakage is included in other revenue in the consolidated statement of income.

6.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses and expensed as incurred.   Such costs amounted to $10.5 million and $4.5 million for the sixteen weeks ended April 18, 2010, and April 19, 2009, respectively.

Under the Company’s franchise agreements, both the Company and the franchise partners must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds).  These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs.  The Company’s portion of costs incurred by the Marketing Funds is recorded as selling, general, and administrative expenses in the Company’s financial statements.  Restricted assets represent contributed funds held for future use.

7.                       Derivative and Other Comprehensive Income

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities.  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company’s counterparty in the interest rate swap is SunTrust Bank, National Association (“SunTrust”).  Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be taken.

In March 2008, the Company entered into the variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that is currently outstanding under the Company’s amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million will expire on March 19, 2011.  The Company is required to make payments based on a fixed interest rate of 2.7925% calculated on the remaining notional amount of $70 million.  In exchange, the Company will receive interest on $70 million of notional amount at a variable rate that is based on the 3-month LIBOR rate.  The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments.  Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss (AOCL) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of April 18, 2010 and December 27, 2009, (in thousands):

	Derivative Liability
Balance Sheet Location	Fair value at April 18, 2010	Fair value at December 27, 2009

Accrued liabilities	$1,522	$1,833
Other non-current liabilities	—	222
Total derivatives	$1,522	$2,055

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of income for the sixteen weeks ended April 18, 2010, and April 19, 2009, (in thousands):

	Sixteen Weeks Ended
	April 18, 2010	April 19, 2009
Unrealized loss on swap in AOCL (pretax)	$401	$2,592
Realized loss (pretax effective portion) recognized in interest expense	$838	$483

As a result of this activity, AOCL decreased by $584,000 on a pretax basis or $497,000 on an after tax basis for the quarter ended April 18, 2010, and increased by $2.6 million on a pretax basis or $1.6 million on an after tax basis for the quarter ended April 19, 2009.  The interest rate swap has no hedge ineffectiveness, and as a result, no gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. Additionally, the Company had no obligations at April 18, 2010, to post collateral under the terms of the Interest Rate Swap Agreement.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income consisted of (in thousands):

	Sixteen Weeks Ended
	April 18, 2010	April 19, 2009
Net income	$4,951	$3,845
Unrealized gain (loss) on cash flow swap, net of tax	497	(1,580)
Total comprehensive income	$5,448	$2,265

8.                       Fair Value Measurement

Fair value measurements are made under a three-tier fair value hierarchy, which prioritizes the inputs used in the measuring of fair value:

Level 1: Observable inputs that reflect unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Assets and Liabilities Measured at Fair Value

Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments. We estimate the fair value of the credit facility and our capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  The fair value of the Company’s credit facility as of April 18, 2010, and December 27, 2009, was approximately $156.5 million and $179.5 million, respectively.  There are $6.3 million of outstanding borrowings recorded for the Company’s capital leases as of April 18, 2010, which have an estimated fair value of $7.4 million.  At December 27, 2009, the carrying amount of the Company’s capital lease obligations was $6.6 million, and the fair value was $7.7 million.

The derivative liability is considered to be a Level 2 instrument. The interest rate swap is a standard cash flow hedge whose fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves.

The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs.

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, bonuses, and commissions each plan year.  At April 18, 2010, and December 27, 2009, a liability for participant contributions and investment income thereon of $2.2 million and $2.4 million, respectively, is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies at April 18, 2010, and December 27, 2009, was $2.5 million and $2.3 million, respectively, is included in other assets, net.

As of April 18, 2010, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs.   The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended April 18, 2010 and for the fiscal year ended December 27, 2009, (in thousands):

	April 18, 2010	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,467	$—	$2,467	$—
Total assets measured at fair value	$2,467	$—	$2,467	$—

Liabilities:
Derivative	$1,522	—	1,522	—
Deferred compensation plan	2,189	—	2,189	—
Total liabilities measured at fair value	$3,711	$—	$3,711	$—

	December 27, 2009	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,317	$—	$2,317	$—
Total assets measured at fair value	$2,317	$—	$2,317	$—

Liabilities:
Derivative	$2,055	—	2,055	—
Deferred compensation plan	2,358	—	2,358	—
Total liabilities measured at fair value	$4,413	$—	$4,413	$—

9.                       Related Party Transactions

During the second quarter of fiscal year 2009, the Company expanded its board of directors from seven to eight members and announced the appointment of a new member to the board to fill the new seat.  This board member is the former president and majority owner of one of our former franchisees from which the Company purchased 13 Red Robin® restaurants in Washington in 2006.  The board member is a principal of and holds, directly or indirectly, interests of between 50% and 66 2/3% in each of three privately-held entities that hold the leases for three of the restaurants.  These leases were assumed by the Company in connection with the acquisition.  Under these leases, the Company recognized rent and other related payments in the amounts of $351,000 and $311,000 for the sixteen weeks ended April 18, 2010, and April 19, 2009, respectively.  Future minimum lease commitments under these leases are $4.7 million as of April 18, 2010.

10.                Commitments and Contingencies

In the normal course of business, there are various legal claims in process, matters in litigation, and other contingencies.  These include claims resulting from employment related claims and claims from guests or team members alleging illness, injury or other food quality, health, or operational concerns.  To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us.  While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations.

11.                Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.   All comparisons under this heading between 2010 and 2009 refer to the sixteen week periods ending April 18, 2010, and April 19, 2009, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights during the first sixteen weeks of fiscal 2010:

•                  Marketing Efforts.  For 2010, our marketing strategy is focused on product news with an emphasis on quality, value, and variety to drive guest traffic, retention, and loyalty, which are key components of our “YUMMM” advertising campaign.  During the first quarter 2010, we offered a Limited Time Offer (LTO) promotion featuring two products at a $5.99 price point.  This LTO was supported with four weeks of television advertising over a five week period.  This $6.6 million national cable television advertising campaign was supplemented by some local network and local cable television in more than 30 markets.  In the seven weeks prior to our national cable television advertising campaign, guest counts and comparable restaurant sales were down approximately 6% and 7%, respectively, compared to the same seven week period in 2009.  During the LTO and five weeks of television media support, guest counts improved more than 12%, and comparable restaurant sales improved more than 10%.  Given the success of the spring LTO promotion in the first quarter, we are planning to support our two additional 2010 LTO promotions with national cable television advertising.  We will begin our second LTO promotion during the second quarter of 2010.

•                  New Restaurant Openings.  We opened three company-owned restaurants during the sixteen weeks ended April 18, 2010, versus seven opened in the first quarter of 2009.   We have opened one additional company-owned restaurant in the second quarter of 2010, and we plan to open an additional seven to nine company-owned restaurants for the remainder of 2010.  We believe all 2010 restaurant openings will be funded from our operating cash flows.

•                  Comparable Restaurant Sales.  For the sixteen weeks ended April 18, 2010, the 286 restaurants in our current comparable base experienced a 2.3% decrease in sales from these same restaurants last year.  This decrease was driven by a 2.4% decrease in the average guest check partially offset by a 0.1% increase in guest counts.  We expect overall comparable restaurant sales to increase in fiscal year 2010 based on a stronger macroeconomic environment combined with national television advertising being used to promote our LTO product promotions and the “YUMMM” campaign.

•                  Labor.  Labor costs as a percentage of restaurant revenue increased 1.0% in the first quarter 2010 compared to the first quarter 2009 primarily due to sales deleverage from fixed costs as well as some reduced productivity in hourly labor costs as we increased staffing in anticipation of increased sales from our media campaign.

•                  Food Cost.  For the sixteen weeks ended April 18, 2010, we saw a decrease in the cost of certain commodities.  However, we experienced greater than expected produce costs which were driven by adverse weather conditions negatively affecting produce crops in the southeast.  Additionally, the LTO promotion increased cost of goods sold as a percentage of restaurant revenue by approximately 0.4% due to the popularity of the two lower priced products.  Our ground beef was bought on the spot market in the first quarter of 2010 and ran below our contracted pricing that was in place in the first quarter of 2009.  However, late in the first quarter of 2010 we saw ground beef spot prices increase above our 2009 contracted price.  We believe we will face continued cost pressure from ground beef throughout the remainder of 2010 as the average price we expect to pay will be greater than the contracted pricing we paid in 2009.

In view of the foregoing, the Company continues to make every effort to manage controllable costs and streamline operations, while our restaurant teams focus on driving traffic through the quality and value of our guest experience.  Our reduced levels of new restaurant openings and limited capital expenditures are expected to result in significant free cash flow, the majority of which will be used to reduce outstanding indebtedness during the remainder of 2010.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Sixteen Weeks Ended
	April 18, 2010	April 19, 2009
Company-owned:
Beginning of period	306	294
Opened during period	3	7
Acquired during period	—	1
Closed during period	(1)	(4)
End of period	308	298

Franchised:
Beginning of period	133	129
Opened during period	—	2
Sold or closed during period	(2)	(1)
End of period	131	130

Total number of Red Robin® restaurants	439	428

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

This information has been prepared on a basis consistent with our audited 2009 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.  Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 18, 2010	April 19, 2009
Revenues:
Restaurant	97.1%	98.4%
Franchise royalties and fees	1.5	1.6
Other revenue	1.4	—
Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.3	24.5
Labor (includes 0.1% and 0.4% of stock-based compensation expense, respectively)	35.6	34.6
Operating	14.4	14.4
Occupancy	7.4	7.1
Total restaurant operating costs	81.8	80.6

Depreciation and amortization	6.3	6.5
Selling, general, and administrative (includes 0.3% and 1.4% of stock-based compensation expense, respectively)	11.2	10.5
Pre-opening costs	0.3	0.9
Income from operations	2.8	2.7

Interest expense, net	0.7	0.8
Other	—	—
Income before income taxes	2.2	1.9
Provision for income taxes	0.4	0.5
Net income	1.8%	1.4%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2010	April 19, 2009	Percent Change
Restaurant revenue	$267,505	$266,595	0.3%
Franchise royalties and fees	4,169	4,152	0.4%
Other revenue	3,836	66	5,712.1%
Total revenues	$275,510	$270,813	1.7%
Average weekly sales volumes:
Comparable restaurants	$55,896	$58,079	(3.8)%
Non-comparable restaurants	56,560	55,245	2.4%
2008 Acquired Restaurants (1)	NA	52,555	—

(1)          2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during fiscal year 2008.  Beginning in the third quarter of fiscal year 2009, these restaurants entered into the comparable restaurant population and their average weekly sales volume, from that time forward, are included in the comparable restaurant category.

Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $911,000 or 0.3%, from the first quarter of 2009.  Sales in our comparable restaurant base experienced a sales decrease of approximately $8.3 million or 3.2% during the first quarter 2010.  This decrease was primarily the result of a 2.4% decrease in the average guest check primarily attributable to our LTO promotion featuring two products priced at $5.99.  Offsetting this decrease was a 0.1% increase in guest counts for the first quarter of 2010.   This increase, we believe, was driven by our LTO promotion and the five weeks of television media support.  In the seven weeks prior to our national cable television advertising campaign, guest counts and comparable restaurant sales were down approximately 6% and 7%, respectively, compared to the same seven week period in 2009.  During the LTO and television media support period, guest counts increased more than 12% from the pre-promotional trend, and comparable restaurant sales improved more than 10%.  Sales for non-comparable restaurants contributed an increase of $9.2 million, of which $1.6 million was attributable to the three restaurants opened during the sixteen weeks ended April 18, 2010, and $7.6 million was attributable to additional sales from restaurants opened after the first quarter 2009.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the first quarter 2010, there were 286 comparable restaurants compared to 244 comparable restaurants at the end of the first quarter 2009.  Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented.  At the end of the first quarter 2010, there were 22 non-comparable restaurants versus 41 at the end of the first quarter 2009.  Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 0.4% for the sixteen weeks ended April 18, 2010.  This increase is primarily attributable to the increase in the number of franchised units.  Our franchisees reported that comparable restaurant sales decreased 2.1% for U.S. restaurants and increased 4.8% for Canadian restaurants in the first quarter of 2010 compared to the first quarter of 2009.

We recognize revenue when a gift card is redeemed by a guest as restaurant revenue.  Gift card breakage revenue is recognized if the likelihood of gift card redemption is remote and we determine that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon specific historical redemption patterns.  We recognize gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (24 months as of the end of the first quarter 2010).  We recognized $3.5 million as a one time adjustment and approximately $266,000 for the on-going amortization of the unredeemed gift card liability to other revenue during the first quarter.  We expect breakage on an ongoing basis to be between $200,000 and $250,000 per quarter for the remainder of 2010.

Cost and Expenses

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2010	April 19, 2009	Percent Change
Cost of sales	$65,013	$65,283	(0.4)%
As a percent of restaurant revenue	24.3%	24.5%	(0.2)%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the sixteen weeks ended April 18, 2010, cost of sales as a percentage of restaurant revenues decreased 0.2% from the prior year.  We experienced an overall 0.7% of restaurant revenue decrease in most of our cost categories excluding produce.  These decreases were partially offset by a 0.4% increase to produce costs related to the  poor weather affecting produce crops in the southeast.  Additionally, we believe that the $5.99 price point on the LTO products resulted in an approximate 0.4% negative impact on cost of sales as a percentage of revenue.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2010	April 19, 2009	Percent Change
Labor	$95,361	$92,271	3.3%
As a percent of restaurant revenue	35.6%	34.6%	1.0%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes, and benefits for restaurant team members.  For the sixteen weeks ended April 18, 2010, labor costs as a percentage of restaurant revenues increased 1.0% over prior year.  This increase was driven by a 0.7% increase in managers’ salaries and bonuses, a 0.3% increase in payroll taxes, and a 0.2% increase in hourly labor costs.  The increase in salaries and wages was due primarily to sales deleverage from fixed costs as well as some reduced productivity in hourly labor costs as we increased staffing in anticipation of increased sales from our media campaign.  These increases were partially offset by a 0.3% decrease in stock compensation expense as a result of the tender offer completed during the first quarter 2009.

Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2010	April 19, 2009	Percent Change
Operating	$38,639	$38,415	0.6%
As a percent of restaurant revenue	14.4%	14.4%	0.0%

Operating costs include variable costs such as restaurant supplies, energy costs, and other costs such as repairs and maintenance.  For the sixteen weeks ended April 18, 2010, operating costs as a percentage of restaurant revenues remained flat over prior year.

Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2010	April 19, 2009	Percent Change
Occupancy	$19,708	$18,908	4.2%
As a percent of restaurant revenue	7.4%	7.1%	0.3%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  Our occupancy costs generally increase with increases in sales volume or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs.  For the sixteen weeks ended April 18, 2010, the increase as a percentage of revenues was driven by properties with higher fixed rents relative to their sales volumes.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2010	April 19, 2009	Percent Change
Depreciation and amortization	$17,251	$17,637	(2.2)%
As a percent of total revenues	6.3%	6.5%	(0.2)%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense decreased $390,000, or 2.2% over the prior year due to the acceleration of depreciation in the first quarter of 2009 related to the closing of four restaurants.

Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2010	April 19, 2009	Percent Change
Selling, general, and administrative	$30,835	$28,475	8.3%
As a percent of total revenues	11.2%	10.5%	0.7%

Selling, general, and administrative costs include all corporate and administrative functions that support our existing restaurant operations, our franchises, and provide infrastructure to facilitate our future growth.  Components of this category include corporate management, supervisory and staff salaries, bonuses, marketing costs, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, legal, leadership conference, and professional and consulting fees.  For the sixteen weeks ended April 18, 2010, selling, general, and administrative costs increased $2.4 million, or 8.3%, due primarily to our $6.6 million marketing and advertising campaign related to television media support for the spring LTO.  This increase was partially offset by a $3.1 million decrease in stock compensation expense related to the tender offer completed during the first quarter 2009 as well as a $586,000 restaurant closure charge related to the closure of four restaurants in the first quarter 2009.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2010	April 19, 2009	Percent Change
Pre-opening costs	$877	$2,550	(65.6)%
As a percent of total revenues	0.3%	0.9%	(0.6)%
Average per restaurant pre-opening costs	$276	$275	0.4%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  Pre-opening costs for the sixteen weeks ended April 18, 2010, and April 19, 2009, reflect the opening of three and seven new restaurants, respectively in each period presented.   For the sixteen weeks ended April 18, 2010, the average per restaurant pre-opening costs was flat.

Interest Expense, net

Interest expense was $1.9 million and $2.1 million for the sixteen weeks ended April 18, 2010, and April 19, 2009, respectively.   Interest expense decreased 10.8% over prior year primarily due to reduced overall borrowings.  Our weighted average interest rate was 3.1% for the first quarter 2010 versus 3.0% for the first quarter 2009.

Provision for Income Taxes

The effective income tax rate for the first quarter 2010 was 17.1% compared to 25.3% for the first quarter 2009.   This decrease from 2009 is primarily due to more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income before tax, which did not change at the same rate as the change in income before income taxes.  We anticipate that our full year fiscal 2010 effective tax rate will be approximately 17%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $6.4 million to $13.9 million at April 18, 2010, from $20.3 million at the beginning of the fiscal year. This decrease was due primarily to $23.9 million of cash provided by operating activities, offset by $9.2 million used for the construction of new restaurants and expenditures for facility improvements, and $20.9 million net pay down of debt. We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, pay down debt, and maintain the flexibility to opportunistically repurchase some of our common stock.

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

Credit Facility.  Our existing credit facility has permitted us to have a more flexible capital structure and facilitate our growth plans. The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus a margin that is currently 1.00%. Subsequent to April 18, 2010, the rate will be LIBOR plus a margin of 0.875% due to our leverage ratio falling below 2.0 to 1.0.  The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future and to request maturity extensions. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets of the Company and its subsidiaries (including all real and personal property) with customary exceptions. Our credit facility is with a consortium of banks that include Wells Fargo Bank N.A. (formerly Wachovia Bank N.A.), Bank of America N.A., Keybank N.A., and SunTrust Bank, National Association (“SunTrust”) among others. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our credit facility.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007, and will end on the maturity date of the term loan.  At April 18, 2010, we had $113.3 million of borrowings outstanding under our term loan, $50.5 million of borrowings, and $5.8 million of letters of credit outstanding under our revolving credit facility.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $736,500 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of April 18, 2010.  In addition to the required repayments on the term loan, we expect to utilize excess cash flow after capital expenditures to reduce our debt during 2010.

Covenants.  We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments.  In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.   As of April 18, 2010, we were in compliance with all debt covenants.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs.  Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases.  We believe, however, that inflation did not have a negative impact on our financial condition and results during the first quarter 2010, due to the macroeconomic environment.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2010.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters.  We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances.  Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different estimates if we used different assumptions or conditions.  We had no significant changes in our critical accounting policies and estimates since our last annual report.  Our critical accounting estimates are contained in our annual report on Form 10-K for the year ended December 27, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which was effective beginning fiscal year 2010.  The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  This new guidance does not have a material impact on us.

In January 2010, the FASB issued an update regarding guidance over the disclosure requirements of fair value measurements.  This update adds new requirements for disclosure about transfers into and out of Levels One and Two and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three measurements.  The guidance is effective beginning fiscal year 2010 for the disclosure requirements around Levels One and Two measurements, and is effective beginning fiscal year 2011 for the disclosure requirements around Level Three.  This new guidance currently has no impact on our fair value disclosures, as there have been no transfers out of Levels One or Two.

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future restaurant sales and results of operations, economic performance, liquidity and capital resources, ability to fund new restaurant growth and repay debt from cash flows, anticipated gift card breakage revenue, anticipated tax rates, advertising success, financial condition and achievements of the Company, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “believe”, “estimates”, “expect,” “intend”, “plan”, “will,” “would” or comparable and similar terms or the negative thereof.  Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof.  Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof.  These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties include, but are not limited to, the following:  business objectives and strategic plans, including the strength of our long-term growth and profit opportunities; operating strategies; our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number of new restaurants and the timing of such openings; estimated costs of opening and operating new restaurants, including general and administrative, marketing and, franchise development costs; expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised); anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and the success of our advertising and marketing activities and tactics, including the effect on revenue and guest counts; anticipated advertising costs and plans to include television advertising to support 2010 LTO promotions; our ability to attract new guests and retain loyal guests; any future price increases and their impact on our revenue and profit; future capital expenditures and the anticipated amounts of such capital expenditures; our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service, capital expenditure, including restaurant development, and working capital requirements in fiscal year 2010; anticipated compliance with debt covenants; the sufficiency of the supply of commodities and labor pool to carry on our business; anticipated restaurant closings and related impairment charges; anticipated interest and tax expense; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; expectations regarding competition and our competitive advantages; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2009 filed with the SEC on February 25, 2010.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of April 18, 2010, we had $93.8 million of borrowings subject to variable interest rates, after considering the impact of variable-to-fixed interest rate swaps.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $938,000 on an annualized basis.

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

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million will expire on March 19, 2011.  The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $70 million, in exchange we will receive interest on a $70 million of notional amount at a variable rate.  The variable rate interest we receive is based on the 3-month LIBOR rate.  This hedge is highly effective under the guidance the guidance for derivative instruments and hedging activities.   The Company reclassifies gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income as the interest expense is recognized on the related debt.  As of April 18, 2010, the $497,000  unrealized gain, net of taxes, on cash flow hedging instrument is reported in accumulated other comprehensive loss.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 18, 2010.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 18, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

In December 2009, the Company was served with a purported class action lawsuit, Marcos R. Moreno vs. Red Robin International, Inc. The case was filed in Superior Court in Ventura County, California and has been removed to Federal District Court for the Central District of California under the Class Action Fairness Act of 2005 (“CAFA”).  Red Robin filed its Answer and Affirmative Defenses on February 10, 2010.  The lawsuit alleges failure to pay wages and overtime, failure to provide rest and meal breaks or to pay compensation in lieu of such breaks, failure to pay timely wages on termination, failure to provide accurate wage statements, and unlawful business practices and unfair competition. Plaintiff is seeking compensatory and special damages, restitution for unfair competition, premium pay, penalties and wages under the Labor Code, and attorneys’ fees, interest and costs.   On March 24, 2010, the Court granted a stay of the case pending the outcome of a California case currently pending before the California Supreme Court for review.  That case involves similar allegations regarding rest and meal breaks.  It is anticipated that the California Supreme Court will provide useful guidance on rest and meal breaks when the opinion in that case is issued.

We believe the Moreno suit is without merit.  Although we plan to vigorously defend against this suit, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies.  These include claims resulting from employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns.  To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us.  While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on our financial position and results of operations.

Item 1A.                 Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2009, filed with the Securities and Exchange Commission on February 25, 2010.   There have been no material changes in our Risk Factors disclosed in our 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended April 18, 2010, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during first quarter 2010.

Date	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (4)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (5)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (5)
December 31, 2009 (1)	8,378	$17.90	—	—
February 24, 2010 (2)	836	$20.09	—	—
February 26, 2010 (3)	698	$19.83	—	—
Total	9,912

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

(2)          Consists of shares delivered back to the Company by certain members of the Company’s management team to satisfy tax withholding obligations that arose upon the vesting of 2,250 shares of restricted stock which were granted on February 24, 2009 under the Company’s Amended and Restated 2007 Performance Incentive Plan.

(3)          Consists of shares delivered back to the Company certain members of the Company’s management team to satisfy tax withholding obligations that arose upon the vesting of 1,874 shares of restricted stock which were granted on February 26, 2008 under the Company’s Amended and Restated 2007 Performance Incentive Plan.

(4)          The stated price does not include any commission paid.

(5)          These sections are not applicable as the above-described repurchase was not made pursuant to a publicly announced stock repurchase plan or program of the Company.

Item 6.  Exhibits

Exhibit Number	Description

10.1	Form of Red Robin Gourmet Burgers, Inc.’s 2007 Amended and Restated Performance Incentive Plan Outside Director Stock Option Agreement

10.2	Form of Red Robin Gourmet Burgers, Inc.’s 2007 Amended and Restated Performance Incentive Plan Performance- Based Restricted Stock Unit Grant Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

May 21, 2010	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer