Form 10-Q
period 2010-07-11
RED ROBIN GOURMET BURGERS INC
filed 2010-08-13
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2010
Common Stock, $0.001 par value per share	15,621,938 shares

PART I — FINANCIAL INFORMATION

Item 1.                        Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	July 11, 2010	December 27, 2009
Assets:
Current Assets:
Cash and cash equivalents	$11,923	$20,268
Accounts receivable, net	5,689	4,703
Inventories	14,761	14,526
Prepaid expenses and other current assets	6,560	6,203
Income tax receivable	1,276	4,713
Deferred tax asset	3,080	4,127
Restricted current assets—marketing funds	4,718	665
Total current assets	$48,007	$55,205

Property and equipment, net	424,146	431,536
Goodwill	61,769	61,769
Intangible assets, net	45,190	47,426
Other assets, net	3,489	4,159
Total assets	$582,601	$600,095

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$10,399	$10,891
Construction related payables	4,270	3,181
Accrued payroll and payroll related liabilities	26,670	26,912
Unearned revenue	6,139	15,437
Accrued liabilities	22,658	18,818
Accrued liabilities—marketing funds	4,718	665
Current portion of term loan notes payable	18,739	18,739
Current portion of long-term debt and capital lease obligations	819	779
Total current liabilities	$94,412	$95,422

Deferred rent	32,936	30,996
Long-term portion of term loan notes payable	89,899	103,954
Other long-term debt and capital lease obligations	54,410	67,862
Other non-current liabilities	9,807	13,239
Total liabilities	$281,464	$311,473

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,113,278 and 17,079,267 shares issued; 15,621,020 and 15,586,948 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,492,280 shares, at cost	(50,125)	(50,125)
Paid-in capital	170,093	167,637
Accumulated other comprehensive loss, net of tax	(438)	(1,212)
Retained earnings	181,590	172,305
Total stockholders’ equity	301,137	288,622
Total liabilities and stockholders’ equity	$582,601	$600,095

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009

Revenues:
Restaurant revenue	$197,977	$197,963	$465,482	$464,558
Franchise royalties and fees	3,122	3,078	7,291	7,230
Other revenue	244	47	4,080	113
Total revenues	201,343	201,088	476,853	471,901

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	48,697	48,228	113,709	113,511
Labor (includes $211, $137, $420, and $1,123 of stock- based compensation, respectively)	69,488	67,679	164,849	159,950
Operating	28,976	28,590	67,615	67,005
Occupancy	14,579	14,494	34,287	33,402
Depreciation and amortization	13,185	13,066	30,436	30,703
Selling, general, and administrative (includes $857, $615, $1,751, and $4,342 of stock-based compensation, respectively)	20,008	18,517	50,843	46,992
Pre-opening costs	375	588	1,252	3,138
Total costs and expenses	195,308	191,162	462,991	454,701

Income from operations	6,035	9,926	13,862	17,200

Other expense (income):
Interest expense, net	1,257	1,559	3,142	3,673
Other	10	9	(20)	19
Total other expenses	1,267	1,568	3,122	3,692

Income before income taxes	4,768	8,358	10,740	13,508
Provision for income taxes	435	1,937	1,455	3,242
Net income	$4,333	$6,421	$9,285	$10,266
Earnings per share:
Basic	$0.28	$0.42	$0.60	$0.67
Diluted	$0.28	$0.41	$0.59	$0.66
Weighted average shares outstanding:
Basic	15,494	15,380	15,484	15,366
Diluted	15,671	15,486	15,654	15,467

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-eight Weeks Ended
	July 11, 2010	July 12, 2009
Cash Flows From Operating Activities:
Net income	$9,285	$10,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,436	30,703
Gift card breakage	(3,973)	—
Stock-based compensation expense	2,171	5,465
Restaurant closure costs	95	598
Other, net	(1,817)	(1,224)
Changes in operating assets and liabilities	(1,338)	3,479
Cash provided by operating activities	34,859	49,287

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	3,084	—
Acquisition of franchise restaurants, net of cash acquired	—	(1,248)
Purchases of property and equipment	(17,243)	(32,905)
Cash used in investing activities	(14,159)	(34,153)

Cash Flows From Financing Activities:
Borrowings of long-term debt	93,200	97,500
Payments of long-term debt	(122,346)	(110,730)
Payment for tender offer for stock options	—	(3,498)
Proceeds from exercise of stock options and employee stock purchase plan	596	607
Excess tax benefit related to exercise of stock options	—	76
Payments of other debt and capital lease obligations	(495)	(310)
Cash used in financing activities	(29,045)	(16,355)

Net change in cash and cash equivalents	(8,345)	(1,221)
Cash and cash equivalents, beginning of period	20,268	11,158
Cash and cash equivalents, end of period	$11,923	$9,937

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$647	$936
Interest paid, net of amounts capitalized	2,810	3,469
Purchases of property and equipment on account	4,270	4,054

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At July 11, 2010, the Company operated 309 company-owned restaurants located in 31 states. The Company operates its business as one operating and one reportable segment.  The Company also sells franchises, of which there were 134 restaurants, in 21 states and two Canadian provinces as of July 11, 2010.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, recoverability of goodwill, estimated useful lives of other intangible assets, bonus accruals, self-insurance liabilities, stock-based compensation expense, estimating breakage on unredeemed gift cards, legal contingencies, and income taxes.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The Company’s quarter which ended July 11, 2010, is referred to as second quarter 2010, or the twelve weeks ended July 11, 2010; the first quarter ended April 18, 2010, is referred to as first quarter 2010, or the sixteen weeks ended April 18, 2010; and, together the first and second quarters of 2010 are referred to as the twenty-eight weeks ended July 11, 2010.  The Company’s quarter which ended July 12, 2009, is referred to as second quarter 2009, or the twelve weeks ended July 12, 2009; the first quarter ended April 19, 2009, is referred to as first quarter 2009, or the sixteen weeks ended April 19, 2009; and, together the first and second quarters of 2009 are referred to as the twenty-eight weeks ended July 12, 2009.

Reclassifications

The following table provides the effects of the reclassification of marketing expenses from restaurant operating expenses to the selling, general, and administrative expense category for the twelve and twenty-eight weeks ended July 12, 2009.  This reclassification has been previously disclosed in the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2009 and had no effect on previously reported net income.

	Twelve Weeks Ended
	July 12, 2009
(In thousands)	As Reported	Reclassification	As Presented
Restaurant operating costs	$32,008	$(3,418)	$28,590
Selling, general, and administrative costs	$15,099	$3,418	$18,517

	Twenty-eight Weeks Ended
	July 12, 2009
(In thousands)	As Reported	Reclassification	As Presented
Restaurant operating costs	$75,026	$(8,021)	$67,005
Selling, general, and administrative costs	$38,971	$8,021	$46,992

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

2.                      Restaurant Closures

The Company closed one restaurant in the first quarter of 2010.  The closed location was an older restaurant with a lease that was not extended, was in need of significant capital improvements, and was not projected to provide acceptable returns in the foreseeable future.  There was no associated amount of goodwill to write off in connection with this closure.  The Company has incurred $95,000 in expenses related to the restaurant closure for the twenty-eight weeks ended July 11, 2010.

The Company closed four restaurants in the first quarter of 2009.  There was no associated amount of goodwill to write off in connection with these closures.  The Company recognized charges of $598,000 for the twenty eight weeks ended July 12, 2009, related to lease terminations and other closing related costs.

3.                      Stock-Based Compensation

Stock Options

During the twelve weeks ended July 11, 2010, the Company issued 11,000 options with a weighted average grant date fair value of $8.80 per share and a weighted average exercise price of $20.69 per share.  Compensation expense for these options is recognized over the remaining weighted average vesting period for all options outstanding which is approximately 1.52 years.  The Company issued 27,000 options with a weighted average grant date fair value of $6.46 per share and a weighted average exercise price of $18.50 per share during the twelve weeks ended July 12, 2009.

During the twenty-eight weeks ended July 11, 2010, the Company has issued 253,000 options with a weighted average grant date fair value of $9.17 per share and a weighted average exercise price of $21.71per share.  Compensation expense for these options is recognized over the remaining weighted average vesting period for all options outstanding which is approximately 1.52 years.  The Company issued 366,000 options with a weighted average grant date fair value of $5.98 per share and a weighted average exercise price of $15.27 per share during the twelve weeks ended July 12, 2009.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009
Risk-free interest rate	1.3%	1.5%	1.7%	1.4%
Expected years until exercise	3.6	2.7	3.5	3.6
Expected stock volatility	58.0%	53.9%	57.2%	52.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$8.80	$6.46	$9.17	$5.98

Restricted Stock

In the first quarter of 2009, the Company completed a cash tender offer for out-of-the-money stock options held by approximately 514 then current employees and officers.  As a result of the tender offer, the Company incurred a one-time pre-tax charge of approximately $4.0 million for all unvested eligible options that were tendered.  This was reflected as a charge of $886,000 to labor expense and a charge of $3.1 million to selling, general, and administrative expense in the first quarter 2009 financial results.  It represented the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.  The Company paid $3.5 million for the approximate 1.6 million options tendered in the offer.

The Company did not issue any shares of non-vested common stock during the twelve or twenty-eight weeks ended July 11, 2010.  Compensation expense for the aggregate 111,000 shares of non-vested common stock outstanding at July 11, 2010, is recognized over the remaining weighted average vesting period which is approximately 1.46 years.  The Company issued 4,500 and 35,000 shares of non-vested common stock during the twelve and twenty-eight weeks ended July 12, 2009.  These awards had a weighted average grant date fair value of $17.65 and $15.28 for the twelve and twenty-eight weeks ended July 12, 2009, respectively.  These vest in installments over four years on the anniversary dates.

Time Based Awards

During the twelve weeks ended July 11, 2010, the Company granted 28,000 restricted stock units (RSUs) to certain non-employee directors, and employees under the Amended and Restated 2007 Performance Incentive Plan (the “Stock Plan”) with a weighted average grant date fair value of $20.40.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining weighted average vesting period for all RSUs outstanding which is approximately 1.98 years.  The RSUs granted to employees vest in equal installments over four years on the anniversary date and upon vesting, one share of the Company’s common stock is issued for each RSU.  The RSUs granted to non-employee directors are scheduled to vest in three equal installments on the first, second, and third anniversaries of the date of grant, and the shares underlying the units will be distributed to the reporting person in three equal installments on or following the third, fourth, and fifth anniversaries of the date of grant, unless earlier per the terms of the award agreement.  The Company granted 1,400 RSUs with a weighted average grant date fair value of $19.58 during the twelve weeks ended July 12, 2009.

During the twenty-eight weeks ended July 11, 2010, the Company granted 90,000 RSUs or 131,000 RSUs inclusive of the performance based RSUs granted during first quarter 2010, under the 2007 Stock Plan with a weighted average grant date fair value of $25.68.  The RSUs vest in equal installments over four years on the anniversary date and upon vesting, one share of the Company’s common stock is issued for each RSU.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining weighted average vesting period for all RSUs outstanding which is approximately 1.98 years.  The Company granted 37,000 RSUs with a weighted average grant date fair value of $15.11 during the twenty-eight weeks ended July 12, 2009.

Performance Based Awards

In March 2010, the Company granted performance based restricted stock units (PSUs) to executives and other key employees.  These PSUs contain a market condition based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group.  The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics.  The fair value of the PSUs is calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified as equity as each unit is convertible into one share of the Company’s common stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier).  During the first quarter 2010, the Company issued 40,500 PSUs under its 2007 Stock Plan with a grant date fair value of $35.90.  The Company issued no additional PSUs during the second quarter 2010.

4.                        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share amounts are calculated based upon the weighted-average number of common and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the twelve and twenty-eight weeks ended July 11, 2010, 571,000 and 504,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and twenty-eight weeks ended July 12, 2009, 363,000 and 954,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the impact of outstanding stock options.  The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009
Net income	$4,333	$6,421	$9,285	$10,266
Basic weighted-average shares outstanding	15,494	15,380	15,484	15,366
Dilutive effect of stock options and awards	177	106	170	101
Diluted weighted-average shares outstanding	15,671	15,486	15,654	15,467

Earnings per share:
Basic	$0.28	$0.42	$0.60	$0.67
Diluted	$0.28	$0.41	$0.59	$0.66

5.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (24 months as of the end of the second quarter 2010).  The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the first quarter 2010, and recognized $3.5 million into revenue as a one time adjustment.  For the twelve and twenty-eight weeks ended July 11, 2010, the Company recognized $200,000 and $4.0 million (inclusive of the one time adjustment) respectively, into revenue for the amortization of the unredeemed gift card liability.  The Company has not recognized breakage on third party gift card sales due to the relatively young age of the third party gift card program.  Gift card breakage is included in other revenue in the consolidated statement of income.

6.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses and expensed as incurred.   Such costs amounted to $6.4 million and $16.9 million for the twelve and twenty-eight weeks ended July 11, 2010, respectively, and $3.3 million and $7.9 million for the twelve and twenty-eight weeks ended July 12, 2009, respectively.

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

In March 2008, the Company entered into the variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that is currently outstanding under the Company’s amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008, and $50 million of the initial

$120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million will expire on March 19, 2011.  The Company is required to make payments based on a fixed interest rate of 2.7925% calculated on the remaining notional amount of $70 million.  In exchange, the Company will receive interest on $70 million of the notional amount at a variable rate that is based on the 3-month LIBOR rate.  The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments.  Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss (AOCL) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of July 11, 2010, and December 27, 2009, (in thousands):

	Derivative Liability
Balance Sheet Location	Fair value at July 11, 2010	Fair value at December 27, 2009

Accrued liabilities	$1,087	$1,833
Other non-current liabilities	—	222
Total derivatives	$1,087	$2,055

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of income for the twelve and twenty-eight weeks ended July 11, 2010, and July 12, 2009, (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009
Unrealized gain (loss) on swap in AOCL (pretax)	$93	$(354)	$(308)	$(187)

Realized loss (pretax effective portion) recognized in interest expense	$(401)	$(473)	$(1,239)	$(956)

As a result of this activity, AOCL decreased by $494,000 and $931,000 on a pretax basis or $278,000 and $774,000 on an after tax basis for the twelve and twenty-eight weeks ended July 11, 2010, respectively, and increased by $354,000 and $187,000 on a pretax basis or $216,000 and $174,000 on an after tax basis for the twelve and twenty-eight weeks ended July 12, 2009, respectively.  The interest rate swap has no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. Additionally, the Company had no obligations at July 11, 2010, to post collateral under the terms of the Interest Rate Swap Agreement.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009
Net income	$4,333	$6,421	$9,285	$10,266
Unrealized gain (loss) on cash flow swap, net of tax	278	(216)	774	(174)
Total comprehensive income	$4,611	$6,205	$10,059	$10,092

8.                       Fair Value Measurement

Fair value measurements are made under a three-tier fair value hierarchy, which prioritizes the inputs used in the measuring of fair value:

Level One: Observable inputs that reflect unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level Two: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level Three: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Assets and Liabilities Measured at Fair Value

The derivative liability associated with the interest rate swap is considered to be a Level Two instrument. The interest rate swap is a standard cash flow hedge whose fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves.  See Note 7, Derivative and Other Comprehensive Income, for the discussion of the derivative liability.

The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level Two inputs. The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, bonuses, and commissions each plan year.  At July 11, 2010, and December 27, 2009, a liability for participant contributions and investment income thereon of $2.0 million and $2.4 million, respectively, is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies at July 11, 2010, and December 27, 2009, was $2.0 million and $2.3 million, respectively, is included in other assets, net.

As of July 11, 2010, the Company had no financial assets or liabilities that were measured using Level One or Level Three inputs.  The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended July 11, 2010, and for the fiscal year ended December 27, 2009, (in thousands):

	July 11, 2010	Level One	Level Two	Level Three
Assets:
Life insurance policy	$1,976	$—	$1,976	$—
Total assets measured at fair value	$1,976	$—	$1,976	$—

Liabilities:
Derivative - interest rate swap	$1,087	—	1,087	—
Deferred compensation plan	1,988	—	1,988	—
Total liabilities measured at fair value	$3,075	$—	$3,075	$—

	December 27, 2009	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,317	$—	$2,317	$—
Total assets measured at fair value	$2,317	$—	$2,317	$—

Liabilities:
Derivative - interest rate swap	$2,055	—	2,055	—
Deferred compensation plan	2,358	—	2,358	—
Total liabilities measured at fair value	$4,413	$—	$4,413	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet.  For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments.  The fair value of the Company’s credit facility as of July 11, 2010, and December 27, 2009, was approximately $152.3 million and $179.5 million, respectively.  There are $8.3 million of outstanding borrowings recorded for the Company’s capital leases as of July 11, 2010, which have an estimated fair value of $8.3 million.  At December 27, 2009, the carrying amount of the Company’s capital lease obligations was $6.6 million, and the fair value was $7.7 million.

9.                       Related Party Transactions

In 2009, the Company appointed a member to its board of directors who qualifies as a related party.  This board member is a principal of and holds, directly or indirectly, interests of between 50% and 66 2/3% in each of three privately-held entities that hold the leases for three Company-owned restaurants.  Under these leases, the Company recognized rent and other related payments in the amounts of $289,000 and $640,000 for the twelve and twenty-eight weeks ended July 11, 2010, respectively, and $266,000 and $578,000 for the twelve and twenty-eight weeks ended July 12, 2009, respectively.  Future minimum lease commitments under these leases are $4.5 million as of July 11, 2010.

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

11.                Subsequent Events

The Company has evaluated subsequent events and identified the following two events:

On August 12, 2010, the Company announced that it extended its previously announced share repurchase plan to December 31, 2011.  The Company is authorized to repurchase shares of common stock up to $50 million.  Such repurchases may be made from time to time in open market transactions and through privately negotiated transactions.

On August 11, 2010, the Board of Directors (“Board”) of the Company entered into a Rights Agreement.  The Rights Agreement sets forth the terms under which the Company would issue preferred share purchase rights (the “Rights”).  Immediately after the execution of the Rights Agreement, the Board declared a dividend of one Right for each outstanding share of common stock, par value $0.001 per share, payable on August 23, 2010 to holders of record on that date.

The Board has authorized the adoption of the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics.  In general terms, the Rights will impose a significant penalty upon any person or group which acquires beneficial ownership of 15% or more of the Company’s outstanding common stock without the prior approval of the Board.  The Rights Agreement provides an exemption for any person who is, as of the date of the Rights Agreement, the beneficial owner of 15% or more of the Company’s outstanding common stock, so long as such Person does not, subject to certain exceptions, acquire additional common stock of the Company.  The Rights Agreement will not interfere with any merger or other business combination approved by the Board.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.   All comparisons under this heading between 2010 and 2009 refer to the twelve and twenty-eight week periods ending July 11, 2010, and July 12, 2009, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks of fiscal 2010:

•                  New Restaurant Openings.  We opened one and four company-owned restaurants during the twelve and twenty-eight weeks ended July 11, 2010, respectively, versus six and thirteen opened in the same time period of 2009.  We have opened one additional company-owned restaurant in the third quarter of 2010, and we plan to open up to six additional company-owned restaurants for the remainder of 2010.  We believe all remaining 2010 restaurant openings will be funded from our operating cash flows.

•                  Comparable Restaurant Sales.  For the twelve weeks ended July 11, 2010, the 290 restaurants in our current comparable base experienced a 1.2% decrease in sales from these same restaurants last year.  This decrease was driven by a 2.1% decrease in the average guest check partially offset by a 0.9% increase in guest counts.  For the twenty-eight weeks ended July 11, 2010, the restaurants in our current comparable based experienced a 1.8% decrease in sales from these same restaurants last year.  This decrease was driven by a 2.2% decrease in the average guest check partially offset by a 0.4% increase in guest counts.  For the second quarter 2010, we believe the restaurant sales results were negatively impacted by lower restaurant sales in California and Arizona, which have been more heavily impacted by macroeconomic factors.  Excluding the impact from our comparable restaurants in these markets, comparable restaurant sales would have been approximately 1.5% higher, or 0.3%, while our guest counts would have been positive 2.5%.  Our 72 restaurants in California and Arizona represent 25% of our total company-owned comparable restaurants in the second quarter 2010.

•                  Marketing Efforts.  For 2010, our marketing strategy is focused on product news with an emphasis on quality, value, and variety to drive guest traffic, retention, and loyalty, which are key components of our “YUMMM” advertising campaign.  During the second quarter 2010, we launched a Limited Time Offer (LTO) promotion featuring two products at a $6.99 price point.  This was the second LTO promotion of fiscal year 2010.  The LTO campaign included four weeks of media over a five week period.  Three of the weeks of television were in the second quarter and one was in the first week of the third quarter.  Our investment in the second quarter 2010 advertising campaign was $3.3 million.  For the twenty-eight week period ended July 11, 2010, our television advertising support of our 2010 LTO promotions have increased our marketing spend by $9.5 million over the same period of 2009.  We continue to believe our 2010 LTO promotional plan, supported by national television and digital advertising have contributed to the increased guest counts and restaurant sales.  Restaurant sales and guest counts during the promotional campaigns have continued to run higher than pre- and post-promotional periods.

•                  Labor.  Labor costs as a percentage of restaurant revenue increased 0.9% and 1.0% for the twelve and twenty-eight weeks ended July 11, 2010, as compared to the same period 2009 primarily due to reduced productivity in hourly labor costs as we increased staffing to accommodate the increased guest counts generated from our media campaigns as well as increased wages and training expense for our restaurant managers.  We believe that our LTO promotions increased our labor expenses as a percentage of revenue by approximately 0.2% for the second quarter and approximately 0.4% year-to-date.

•                  Food Cost.  For the twelve and twenty-eight weeks ended July 11, 2010, we saw an increase in the cost of ground beef and produce compared to 2009 prices.  Additionally, we believe that our LTO promotions increased our cost of goods sold as a percentage of revenue by approximately 0.1% for the second quarter and approximately 0.3% for the year-to-date.  Our ground beef was bought on the spot market in the second quarter of 2010 and ran above our second quarter 2009 pricing.  We expect ground beef prices to decline in the remainder of 2010, but will still trend above the 2009 prices.  We also experienced increased produce prices early in the second quarter due to inclement weather earlier in the year in produce growing states.

In view of the foregoing, the Company continues to make every effort to manage controllable costs and streamline operations, while our restaurant teams focus on driving traffic through the quality and value of our guest experience.  Our reduced levels of new restaurant openings and limited capital expenditures are expected to result in significant free cash flow, the majority of which will be used to reduce outstanding indebtedness or opportunistically repurchase some of our common stock during the remainder of 2010.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009
Company-owned:
Beginning of period	308	298	306	294
Opened during period	1	6	4	13
Acquired during period	—	—	—	1
Closed during period	—	—	(1)	(4)
End of period	309	304	309	304

Franchised:
Beginning of period	131	130	133	129
Opened during period*	3	1	3	3
Sold or closed during period	—	—	(2)	(1)
End of period	134	131	134	131

Total number of Red Robin® restaurants	443	435	443	435

* Includes one franchised restaurant that was re-opened during the second quarter 2010.

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009
Revenues:
Restaurant	98.3%	98.5	97.6%	98.5%
Franchise royalties and fees	1.6	1.5	1.5	1.5
Other revenue	0.1	—	0.9	—
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.6	24.4	24.4	24.4
Labor (includes 0.1%, 0.1%, 0.1%, and 0.2% of stock- based compensation expense, respectively)	35.1	34.2	35.4	34.4
Operating	14.6	14.4	14.5	14.4
Occupancy	7.4	7.3	7.4	7.2
Total restaurant operating costs	81.7	80.3	81.7	80.4

Depreciation and amortization	6.5	6.5	6.4	6.5
Selling, general, and administrative (includes 0.4%, 0.3%, 0.4%, and 0.9% of stock-based compensation expense, respectively)	9.9	9.2	10.7	10.0
Pre-opening costs	0.2	0.3	0.3	0.7
Income from operations	3.0	4.9	2.9	3.6

Interest expense, net	0.6	0.8	0.7	0.8
Other	—	—	—	—
Income before income taxes	2.4	4.1	2.3	2.8
Provision for income taxes	0.2	1.0	0.3	0.7
Net income	2.2%	3.1%	1.9%	2.1%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 11, 2010	July 12, 2009	Percent Change	July 11, 2010	July 12, 2009	Percent Change
Restaurant revenue	$197,977	$197,963	0.0%	$465,482	$464,558	0.2%
Franchise royalties and fees	3,122	3,078	1.4%	7,291	7,230	0.8%
Other revenue	244	47	NM (1)	4,080	113	NM (1)
Total revenues	$201,343	$201,088	0.1%	476,853	471,901	1.0%
Average weekly sales volumes:
Comparable restaurants	$54,549	$56,335	(3.2)%	$55,314	$57,330	(3.5)%
Non-comparable restaurants	58,449	56,053	4.3%	57,343	55,611	3.1%
2008 Acquired Restaurants (2)	—	49,842	(100.0)%	—	51,392	(100.0)%

(1)         Percentage change of more than 100% is considered not meaningful

(2)         2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during fiscal year 2008.  Beginning in the third quarter of fiscal year 2009, these restaurants entered into the comparable restaurant population and their average weekly sales volumes, from that time forward, are included in the comparable restaurant category.

Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $14,000 from the second quarter of 2009.  Sales in our comparable restaurant base experienced a sales decrease of approximately $3.3 million or 1.7% during the second quarter 2010.  This decrease was primarily the result of a 2.1% decrease in the average guest check.  Offsetting this decrease was a 0.9% increase in guest counts for the second quarter of 2010.   This increase, we believe, was driven by our LTO promotion and the three weeks of television media support.  During the first eight weeks of second quarter, before our LTO campaign, guest counts and comparable restaurant sales were down approximately 1.0% and 2.6%, respectively, as compared to the same period in 2009.  During the four weeks of the LTO and national cable television advertising campaign, guest counts and comparable restaurant sales were up approximately 4.7% and 1.6% respectively, as compared to the same period in 2009.  Sales for non-comparable restaurants contributed an increase of $3.3 million.

Restaurant revenue for the twenty-eight week period ended July 11, 2010, increased $924,000 or 0.2% from the same period in 2009.  Sales in our comparable restaurant base experienced a sales decrease of approximately $12.7 million or 2.8% for the period.  This was primarily the result of a decrease in the average guest check offset by an increase in guest counts.  Sales for non-comparable restaurants contributed an increase of $13.6 million, of which $5.1 million was attributable to the four restaurants opened during the twenty-eight weeks ended July 11, 2010, and $8.2 million attributable to additional sales from those restaurants opened in 2008 and 2009 and remain in the non-comparable base.

Average weekly sales volumes represent the total restaurant revenue, excluding discounts, for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the second quarter 2010, there were 290 comparable restaurants compared to 245 comparable restaurants at the end of the second quarter 2009.  Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented.  At the end of the second quarter 2010, there were 19 non-comparable restaurants versus 44 at the end of the second quarter 2009.  Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 1.4% and 0.8% for the twelve and twenty-eight weeks ended July 11, 2010, respectively.  This increase is primarily attributable to the increase in the number of franchised units.  Our franchisees reported that comparable restaurant sales decreased 2.0% for U.S. restaurants and increased 0.8% for Canadian restaurants for the second quarter of 2010 compared to the second quarter of 2009.  For the twenty-eight weeks ended July 11, 2010, our franchisees reported that comparable restaurant sales for U.S. restaurants decreased 2.1% and Canadian restaurants increased 3.0% from the twenty-eight week period ended July 12, 2009.

Other revenue consists primarily of gift card breakage.  We recognize revenue when a gift card is redeemed by a guest as restaurant revenue.  Gift card breakage revenue is recognized if the likelihood of gift card redemption is remote and we determine that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon specific historical redemption patterns.  We recognize gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (24 months as of the end of the second quarter 2010).  We recognized $3.5 million as a one time adjustment during the first quarter 2010.  We recognized $200,000 and $4.0 million (inclusive of the one time adjustment) respectively, of gift card breakage for the twelve and twenty-eight weeks ended July 11, 2010.

Cost and Expenses

Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 11, 2010	July 12, 2009	Percent Change	July 11, 2010	July 12, 2009	Percent Change
Cost of sales	$48,697	$48,228	1.0%	$113,709	$113,511	0.2%
As a percent of restaurant revenue	24.6%	24.4%	0.2%	24.4%	24.4%	0.0%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the twelve weeks ended July 11, 2010, cost of sales as a percentage of restaurant revenue increased 0.2%, or $469,000.  This increase was driven by a combined 0.5% percentage of restaurant revenue increase in produce and ground beef, partially offset by a decrease as a percentage of restaurant revenue of 0.3% in meats other than ground beef.  The increase in produce and ground beef costs is due to higher raw materials costs and product mix.  We believe that the $6.99 price point on the LTO products resulted in an approximate 0.1% negative impact on the cost of sales as a percentage of restaurant revenue.  Meats other than ground beef decreased in 2010 as compared to 2009 due to a shift in the mix of products ordered during the summer 2009 LTO promotion featuring steak sliders versus the summer 2010 LTO promotion featuring hamburger and chicken sandwich.

For the twenty-eight weeks ended July 11, 2010, cost of sales as a percentage of restaurant revenue remained flat; however we believe that the spring and summer LTO promotions resulted in an approximate 0.3% negative impact on the year-to-date cost of sales expense as a percentage of restaurant revenue.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 11, 2010	July 12, 2009	Percent Change	July 11, 2010	July 12, 2009	Percent Change
Labor	$69,488	$67,679	2.7%	$164,849	$159,950	3.1%
As a percent of restaurant revenue	35.1%	34.2%	0.9%	35.4%	34.4%	1.0%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes, and benefits for restaurant team members.  For the twelve weeks ended July 11, 2010, labor costs as a percentage of restaurant revenues increased 0.9%, or $1.8 million.  This increase is primarily driven by an increase in administrative labor, including manager bonuses, of 0.5% and an increase in hourly labor of 0.2%.  These increases are primarily due to increases in wages and training expense for our restaurant managers as well as reduced productivity in hourly labor costs as we increased staffing to accommodate the increased guest counts generated from our media campaign.  Additionally, we believe that the LTO promotions resulted in an approximate 0.2% negative impact to our second quarter 2010 labor expenses.

For the twenty-eight weeks ended July 11, 2010, labor as a percentage of revenue increased 1.0%, or $4.9 million.  This increase is driven by an increase administrative labor, including manager bonuses and payroll taxes, of 0.6%.  Additionally, we believe that the LTO promotions resulted in an approximate 0.4% negative impact to year-to-date labor expenses.  These increases are offset by a decrease of 0.2% in stock compensation expense, which is the result of the first quarter 2009 tender offer.

Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 11, 2010	July 12, 2009	Percent Change	July 11, 2010	July 12, 2009	Percent Change
Operating	$28,976	$28,590	1.4%	$67,615	$67,005	0.9%
As a percent of restaurant revenue	14.6%	14.4%	0.2%	14.5%	14.4%	0.1%

Operating costs include variable costs such as restaurant supplies, energy costs, and other costs such as repairs and maintenance.  For the twelve and twenty-eight weeks ended July 11, 2010, operating costs as a percentage of restaurant revenues increased 0.2% and 0.1% respectively, over prior year.  This is the result of increased repairs and maintenance costs to maintain our restaurant facilities.

Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 11, 2010	July 12, 2009	Percent Change	July 11, 2010	July 12, 2009	Percent Change
Occupancy	$14,579	$14,494	0.6%	$34,287	$33,402	2.6%
As a percent of restaurant revenue	7.4%	7.3%	0.1%	7.4%	7.2%	0.2%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  For the twelve and twenty-eight weeks ended July 11, 2010, the increase as a percentage of revenues was driven by properties with higher fixed rents relative to their sales volumes.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 11, 2010	July 12, 2009	Percent Change	July 11, 2010	July 12, 2009	Percent Change
Depreciation and amortization	$13,185	$13,066	0.9%	$30,436	$30,703	(0.9)%
As a percent of total revenues	6.5%	6.5%	0.0%	6.4%	6.5%	(0.1)%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense for the twelve and twenty-eight weeks ended July 11, 2010, remained flat over prior year.

Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 11, 2010	July 12, 2009	Percent Change	July 11, 2010	July 12, 2009	Percent Change
Selling, general, and administrative	$20,008	$18,517	8.1%	$50,843	$46,992	8.2%
As a percent of total revenues	9.9%	9.2%	0.7%	10.7%	10.0%	0.7%

Selling, general, and administrative costs include all corporate and administrative functions that support our existing restaurant operations, our franchises, and provide infrastructure to facilitate our future growth.  Components of this category include corporate management, supervisory and staff salaries, bonuses, marketing costs, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, Board of Directors expenses, legal, leadership conference, and professional and consulting fees.  For the twelve weeks ended July 11, 2010, selling, general, and administrative costs increased 8.1%, or $1.5 million, due primarily to our marketing and advertising campaign related to television support for the summer LTO partially offset by reduced bonuses at the corporate level.

For the twenty-eight weeks ended July 11, 2010, selling, general, and administrative costs increased 8.2%, or $3.9 million, due primarily to our increase of $9.5 million over 2009 in the marketing and advertising campaign related to television media support for the spring and summer LTOs.  This increase was partially offset by a $2.0 million decrease in bonuses at the corporate level, $3.1 million decrease in stock compensation expense related to the tender offer completed during the first quarter 2009, and higher Board of Directors and governance related expenses.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 11, 2010	July 12, 2009	Percent Change	July 11, 2010	July 12, 2009	Percent Change
Pre-opening costs	$375	$588	(36.2)%	$1,252	$3,138	(60.1)%
As a percent of total revenues	0.2%	0.3%	(0.1)%	0.3%	0.7%	(0.4)%
Average per restaurant pre-opening costs	$288	$258	11.6%	$265	$267	(0.7)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  Pre-opening costs for the twelve weeks ended July 11, 2010, and July 12, 2009, reflect the opening of one and six new restaurants, respectively, in each period presented.   For the twelve weeks ended July 11, 2010, the increase in the average per restaurant opening costs was driven by increased wages and occupancy costs.  For the twenty-eight weeks ended July 11, 2010, the average per restaurant pre-opening costs was flat.

Interest Expense, net

Interest expense was $1.3 million and $1.6 million for the twelve weeks ended July 11, 2010, and July 12, 2009, respectively, and $3.1 million and $3.7 million for the twenty-eight weeks ended July 11, 2010, and July 12, 2009, respectively.  Interest expense decreased 19.4% and 14.5% over the quarter and year-to-date prior year period, respectively, primarily due to reduced overall borrowings under our credit facility.  Our weighted average interest rate was 2.9% and 3.0% for the twelve and twenty-eight weeks ended July 11, 2010, versus 3.0% and 2.9% for the twelve and twenty-eight weeks ended July 12, 2009, respectively.

Provision for Income Taxes

The effective income tax rate for the second quarter 2010 was 9.1% compared to 23.2% for the second quarter 2009.   The effective income tax rate for the twenty-eight weeks ended July 11, 2010, and July 12, 2009, was 13.6% and 24.0%, respectively.  This decrease from 2009 is primarily due to more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income before tax, which did not change at the same rate as the change in income before income taxes.  We anticipate that our full year fiscal 2010 effective tax rate will be approximately 13.6%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $8.4 million to $11.9 million at July 11, 2010, from $20.3 million at the beginning of the fiscal year. This decrease was due primarily to $17.2 million used for the construction of new restaurants and expenditures for facility improvements and $29.1 million net pay down of debt offset by $34.9 million of cash provided by operating activities, as well as an increase of $3.1 million in the marketing fund restricted cash. We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, pay down debt, and maintain the flexibility to opportunistically repurchase some of our common stock.

Financial Condition and Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes.  In addition, we have and may continue to use capital to acquire franchise restaurants or repurchase our common stock.  Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility.  Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months.  The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies.  We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.  We expect to open up to an additional six restaurants in 2010 and expect to open up to 15 new restaurants in fiscal year 2011.  We typically maintain current liabilities in excess of our current assets which results in a working capital deficit.  We are able to operate with a substantial working capital deficit because restaurant sales are primarily conducted on a cash basis.  Rapid turnover results in limited investment in inventories, and cash from sales is usually received before related accounts payable for food, supplies and payroll become due.

Credit Facility.  Our existing credit facility has permitted us to have a more flexible capital structure and facilitate our growth plans. The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus a margin that is currently 0.875%.  The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future and to request maturity extensions. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets of the Company and its subsidiaries (including all real and personal property) with customary exceptions. Our credit facility is with a consortium of banks that include Wells Fargo Bank N.A., Bank of America N.A., Keybank N.A., and SunTrust Bank, National Association among others. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our credit facility.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007, and will end on the maturity date of the term loan.  At July 11, 2010, we had $108.7 million of borrowings outstanding under our term loan, $46.9 million of borrowings, and $6.2 million of letters of credit outstanding under our revolving credit facility.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $658,000 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of July 11, 2010.  In addition to the required repayments on the term loan, we expect to utilize excess cash flow after capital expenditures to reduce our debt during 2010.

Covenants.  We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments.  In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of July 11, 2010, we were in compliance with all debt covenants.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and historically increases in the minimum wage have directly affected our labor costs.  Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases.  We believe, however, that inflation did not have a negative impact on our financial condition and results during the first half of 2010, due to the macroeconomic environment.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during the second half of 2010.

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

Forward-Looking Statements

Certain information and statements contained in this report that reflect the Company’s current expectations regarding, among other things, future restaurant sales and results of operations, economic performance, liquidity and capital resources, ability to fund new restaurant growth and repay debt from cash flows, anticipated gift card breakage revenue, anticipated tax rates, advertising success, financial condition and achievements of the Company, and  the potential repurchase by the Company of shares of its common stock are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “believe”, “estimates”, “expect,” “ongoing,” “plan”, “projected,” “will,” “would” or comparable and similar terms or the negative thereof.  Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof.  Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof.  These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties include, but are not limited to, the following:  business objectives and strategic plans, including the strength of our long-term growth and profit opportunities; operating strategies; our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number of new restaurants and the timing of such openings; estimated costs of opening and operating new restaurants, including general and administrative, marketing and, franchise development costs; expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised); anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and the success of our advertising and marketing activities and tactics, including the effect on revenue and guest counts; anticipated advertising costs and plans to include television advertising to support 2010 LTO promotions; our ability to attract new guests and retain loyal guests; any future price increases and their impact on our revenue and profit; future capital expenditures and the anticipated amounts of such capital expenditures; our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service, capital expenditure, including restaurant development, and working capital requirements in fiscal year 2010; anticipated compliance with debt covenants; the sufficiency of the supply of commodities and labor pool to carry on our business; anticipated restaurant closings and related impairment charges; anticipated interest and tax expense; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; expectations regarding competition and our competitive advantages; future changes in financial accounting standards; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2009 filed with the SEC on February 25, 2010.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of July 11, 2010, we had $85.5 million of borrowings subject to variable interest rates, after considering the impact of variable-to-fixed interest rate swaps.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $855,000 on an annualized basis.

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

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million will expire on March 19, 2011.  The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $70 million, in exchange we will receive interest on a $70 million of notional amount at a variable rate.  The variable rate interest we receive is based on the 3-month LIBOR rate.  This hedge is highly effective under the guidance the guidance for derivative instruments and hedging activities.   The Company reclassifies gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income as the interest expense is recognized on the related debt.  For the twelve and twenty-eight weeks ended July 11, 2010, respectively, the $278,000 and $774,000 unrealized gain, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive loss.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended July 11, 2010.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 11, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in our Risk Factors disclosed in our 2009 Annual Report on Form 10-K.

Item 6.  Exhibits

Exhibit Number	Description

3.1

Certificate of Designations of Series A Junior Participating Preferred Stock, dated August 11, 2010. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2010.

4.1

Rights Agreement by and between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company LLC, dated August 11, 2010. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2010.

10.1	Form of Red Robin Gourmet Burgers, Inc.’s 2007 Amended and Restated Performance Incentive Plan Outside Director Restricted Stock Unit Grant

10.2

Letter Agreement among Red Robin Gourmet Burgers, Inc., Spotlight Advisors, LLC and Clinton Group, Inc. dated as of August 5, 2010.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2010.

10.3

Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 11, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2010.

10.4

Separation Agreement by and between Red Robin Gourmet Burgers, Inc. and Dennis B. Mullen, dated August 11, 2010. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2010.

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

Red Robin Gourmet Burgers, Inc.

August 13, 2010	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer