Form 10-Q
period 2010-10-03
RED ROBIN GOURMET BURGERS INC
filed 2010-11-05
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Common Stock, $0.001 par value per share	17,088,079 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 3, 2010	December 27, 2009
Assets:
Current Assets:
Cash and cash equivalents	$11,240	$20,268
Accounts receivable, net	5,903	4,703
Inventories	14,901	14,526
Prepaid expenses and other current assets	9,895	6,203
Income tax receivable	2,887	4,713
Deferred tax asset	1,968	4,127
Restricted current assets—marketing funds	6,489	665
Total current assets	$53,283	$55,205

Property and equipment, net	418,021	431,536
Goodwill	61,769	61,769
Intangible assets, net	44,609	47,426
Other assets, net	4,023	4,159
Total assets	$581,705	$600,095

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$14,379	$10,891
Construction related payables	4,447	3,181
Accrued payroll and payroll related liabilities	28,513	26,912
Unearned revenue	5,752	15,437
Accrued liabilities	22,138	18,818
Accrued liabilities—marketing funds	6,489	665
Current portion of term loan notes payable	18,739	18,739
Current portion of long-term debt and capital lease obligations	868	779
Total current liabilities	$101,325	$95,422

Deferred rent	33,410	30,996
Long-term portion of term loan notes payable	85,214	103,954
Other long-term debt and capital lease obligations	55,949	67,862
Other non-current liabilities	8,152	13,239
Total liabilities	$284,050	$311,473

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,079,573 and 17,079,267 shares issued; 15,587,293 and 15,586,948 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,492,280 shares, at cost	(50,125)	(50,125)
Paid-in capital	170,710	167,637
Accumulated other comprehensive loss, net of tax	(324)	(1,212)
Retained earnings	177,377	172,305
Total stockholders’ equity	297,655	288,622
Total liabilities and stockholders’ equity	$581,705	$600,095

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009

Revenues:
Restaurant revenue	$191,612	$183,878	$657,094	$648,436
Franchise royalties and fees	3,001	3,035	10,292	10,265
Other revenue	230	34	4,310	147
Total revenues	194,843	186,947	671,696	658,848

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	46,723	42,961	160,432	156,472
Labor (includes $211, $126, $631, and $1,249 of stock-based compensation, respectively)	68,231	64,113	233,080	224,063
Operating	29,080	27,963	96,695	94,968
Occupancy	14,074	14,434	48,361	47,836
Depreciation and amortization	13,341	13,112	43,777	43,815
Selling, general, and administrative (includes $1,349, $600, $3,100, and $4,942 of stock-based compensation, respectively)	22,612	16,096	73,455	63,088
Pre-opening costs	740	125	1,992	3,263
Asset impairment charge	6,116	—	6,116	—
Total costs and expenses	200,917	178,804	663,908	633,505

Income (Loss) from operations	(6,074)	8,143	7,788	25,343

Other expense (income):
Interest expense, net	1,099	1,321	4,241	4,994
Other	7	10	(13)	29
Total other expenses	1,106	1,331	4,228	5,023

Income (Loss) before income taxes	(7,180)	6,812	3,560	20,320
Income tax (benefit) expense	(2,967)	1,110	(1,512)	4,352
Net income (loss)	$(4,213)	$5,702	$5,072	$15,968
Earnings (loss) per share:
Basic	$(0.27)	$0.37	$0.33	$1.04
Diluted	$(0.27)	$0.37	$0.32	$1.03
Weighted average shares outstanding:
Basic	15,519	15,408	15,494	15,379
Diluted	15,519	15,535	15,668	15,488

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Forty Weeks Ended
	October 3, 2010	October 4, 2009
Cash Flows From Operating Activities:
Net income	$5,072	$15,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,777	43,815
Gift card breakage	(4,165)	—
Stock-based compensation expense	2,954	6,191
Asset impairment charge	6,116	—
Restaurant closure costs	89	598
Other, net	(3,144)	(3,557)
Changes in operating assets and liabilities	851	3,495
Cash provided by operating activities	51,550	66,510

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	824	—
Acquisition of franchise restaurants, net of cash acquired	—	(1,248)
Purchases of property and equipment	(25,793)	(40,776)
Cash used in investing activities	(24,970)	(42,024)

Cash Flows From Financing Activities:
Borrowings of long-term debt	124,100	147,900
Payments of long-term debt	(159,631)	(171,815)
Payment for tender offer for stock options	—	(3,498)
Proceeds from exercise of stock options and employee stock purchase plan	636	937
Excess tax benefit related to exercise of stock options	—	155
Payments of other debt and capital lease obligations	(715)	(463)
Cash used in financing activities	(35,609)	(26,784)

Net change in cash and cash equivalents	(9,028)	(2,298)
Cash and cash equivalents, beginning of period	20,268	11,158
Cash and cash equivalents, end of period	$11,240	$8,860

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$725	$2,103
Interest paid, net of amounts capitalized	3,802	5,089
Purchases of property and equipment on account	4,447	3,181

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (“Red Robin” or “the Company”), a Delaware corporation, develops and operates casual-dining restaurants. At October 3, 2010, the Company operated 312 company-owned restaurants located in 31 states. The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 134 restaurants in 21 states and two Canadian provinces as of October 3, 2010.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, recoverability of goodwill, estimated useful lives of other intangible assets, bonus accruals, self-insurance liabilities, stock-based compensation expense, estimating breakage on unredeemed gift cards, legal contingencies, and income taxes.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted.  The condensed consolidated balance sheet as of December 27, 2009, has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.  For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2009.

The Company’s quarter which ended October 3, 2010, is referred to as third quarter 2010, or the twelve weeks ended October 3, 2010; the second quarter ended July 11, 2010, is referred to as second quarter 2010, or the twelve weeks ended July 11, 2010; the first quarter ended April 18, 2010, is referred to as first quarter 2010, or the sixteen weeks ended April 18, 2010; and, together the first, second, and third quarters of 2010 are referred to as the forty weeks ended October 3, 2010.  The Company’s quarter which ended October 4, 2009, is referred to as third quarter 2009, or the twelve weeks ended October 4, 2009; the second quarter ended July 12, 2009, is referred to as second quarter 2009, or the twelve weeks ended July 12, 2009; the first quarter ended April 19, 2009, is referred to as first quarter 2009, or the sixteen weeks ended April 19, 2009; and, together the first, second, and third quarters of 2009 are referred to as the forty weeks ended October 4, 2009.

Reclassifications

The following table provides the effects of the reclassification of certain marketing expenses from restaurant operating expenses to the selling, general, and administrative expense category for the twelve and forty weeks ended October 4, 2009.  This reclassification has been previously disclosed in the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2009 and had no effect on previously reported net income.

	Twelve Weeks Ended
	October 4, 2009
(In thousands)	As Reported	Reclassification	As Presented
Restaurant operating costs	$31,950	$(3,987)	$27,963
Selling, general, and administrative costs	$12,109	$3,987	$16,096

	Forty Weeks Ended
	October 4, 2009
(In thousands)	As Reported	Reclassification	As Presented
Restaurant operating costs	$106,976	$(12,008)	$94,968
Selling, general, and administrative costs	$51,080	$12,008	$63,088

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which was effective beginning fiscal year 2010.  The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and it requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  This new guidance did not have a material effect on the Company.

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

2.                      Restaurant Impairment and Closures

During the third quarter of fiscal 2010, we determined that four company-owned restaurants were impaired, and, the Company recognized a non-cash impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants.   We reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment.  The Company compared the carrying amount of each restaurant to its fair value as estimated by management.  The impairment charge represents the excess of each restaurant’s carrying amount over its estimated fair value.

The Company closed one restaurant in the first quarter of 2010.  The closed location was an older restaurant that management did not believe would provide acceptable returns in the foreseeable future.  There was no associated amount of goodwill to write off in connection with this closure.  The Company has incurred $89,000 in expenses related to the restaurant closure for the forty weeks ended October 3, 2010.

The Company closed four restaurants in the first quarter of 2009.  There was no associated amount of goodwill to write off in connection with these closures.  The Company recognized charges of $598,000 for the forty weeks ended October 4, 2009, related to lease terminations and other closing related costs for these four restaurants.

3.                      Stock-Based Compensation

Stock Options

During the twelve weeks ended October 3, 2010, the Company issued 44,000 options with a weighted average grant date fair value of $9.05 per share and a weighted average exercise price of $20.03 per share.  Compensation expense for these options is recognized over the remaining weighted average vesting period for all options outstanding, which is approximately 1.44 years.  The Company issued 36,000 options with a weighted average grant date fair value of $8.58 per share and a weighted average exercise price of $19.97 per share during the twelve weeks ended October 4, 2009.

During the forty weeks ended October 3, 2010, the Company issued 298,000 options with a weighted average grant date fair value of $9.14 per share and a weighted average exercise price of $21.45 per share.  Compensation expense for these options is recognized over the remaining weighted average vesting period for all options outstanding, which is approximately 1.44 years.  The Company issued 402,000 options with a weighted average grant date fair value of $6.22 per share and a weighted average exercise price of $15.69 per share during the forty weeks ended October 4, 2009.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Risk-free interest rate	1.1%	1.7%	1.6%	1.5%
Expected years until exercise	3.9	3.6	3.6	3.6
Expected stock volatility	59.9%	58.2%	57.6%	52.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$9.05	$8.58	$9.14	$6.22

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

Restricted Stock

The Company did not issue any shares of non-vested common stock during the twelve or forty weeks ended October 3, 2010.   During the third quarter 2010, the Company’s former CEO retired, resulting in an accelerated vesting of 75,000 shares for approximately $871,000.  Compensation expense for the aggregate 27,000 shares of non-vested common stock outstanding at October 3, 2010 is recognized over the remaining weighted average vesting period, which is approximately 1.19 years.  The Company issued 34,500 shares of non-vested common stock during the forty weeks ended October 4, 2009.  These awards had a weighted average grant date fair value of $15.28 for the forty weeks ended October 4, 2009, respectively.  These awards vest in installments over four years on the anniversary dates.

Time Based RSUs

During the twelve weeks ended October 3, 2010, the Company granted 23,000 restricted stock units (“RSUs”) to certain non-employee directors and employees under the Amended and Restated 2007 Performance Incentive Plan (the “Stock Plan”) with a weighted average grant date fair value of $19.83.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining weighted average vesting period for all RSUs outstanding, which is approximately 1.86 years.  The RSUs granted to employees vest in equal installments over four years on the anniversary date and upon vesting, the Company issues one share of the Company’s common stock for each RSU.  The RSUs granted to non-employee directors are scheduled to vest in three equal installments on the first, second, and third anniversaries of the date of grant, and the shares underlying the units will be distributed to the reporting person in three equal installments on or following the third, fourth, and fifth anniversaries of the date of grant, unless earlier per the terms of the award agreement.  The Company granted 600 RSUs with a weighted average grant date fair value of $18.99 during the twelve weeks ended October 4, 2009.

During the forty weeks ended October 3, 2010, the Company granted 114,000 RSUs under the 2007 Stock Plan with a weighted average grant date fair value of $20.83.  The RSUs vest in equal installments over four years on the anniversary date and upon vesting, the Company issues one share of the Company’s common stock for each RSU.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining weighted average vesting period for all RSUs outstanding, which is approximately 1.86 years.  The Company granted 38,000 RSUs with a weighted average grant date fair value of $15.18 during the forty weeks ended October 4, 2009.

Performance Based RSUs

In March and September 2010, the Company granted performance based restricted stock units (“PSUs”) to executives and other key employees.  These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition.  The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics.  The fair value of the PSUs is calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified as equity as each unit is convertible into one share of the Company’s common stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier).  During the first quarter 2010, the Company issued 40,500 PSUs under its 2007 Stock Plan with a grant date fair value of $35.90.  The Company issued 20,400 additional PSUs during the third quarter 2010 with a grant date fair value of $33.01.

4.                        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are calculated based upon the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the twelve and forty weeks ended October 3, 2010, 764,000 and 529,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and forty weeks ended October 4, 2009, 363,000 and 864,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the impact of outstanding stock options.  The computations for basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Net income (loss)	$(4,213)	$5,702	$5,072	$15,968
Basic weighted-average shares outstanding	15,519	15,408	15,494	15,379
Dilutive effect of stock options and awards	—	127	174	109
Diluted weighted-average shares outstanding	15,519	15,535	15,668	15,488

Earnings (loss) per share:
Basic	$(0.27)	$0.37	$0.33	$1.04
Diluted	$(0.27)	$0.37	$0.32	$1.03

5.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (24 months as of the end of the third quarter 2010).  The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the first quarter 2010, and recognized $3.5 million into revenue as a one time adjustment.  For the twelve and forty weeks ended October 3, 2010, the Company recognized $192,000 and $4.2 million (inclusive of the one time adjustment) respectively, into revenue related to unredeemed gift card breakage.  The Company has not recognized breakage on third party gift card sales due to the relatively young age of the third party gift card program.  Gift card breakage is included in other revenue in the consolidated statements of operations.

6.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses and expensed as incurred or when the advertisement first runs.   Such costs amounted to $6.4 million and $23.3 million for the twelve and forty weeks ended October 3, 2010, respectively, and $3.9 million and $11.8 million for the twelve and forty weeks ended October 4, 2009, respectively.

Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two marketing and national media advertising funds (“the Marketing Funds”).  These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs.  The Company’s portion of costs incurred by the Marketing Funds is recorded as selling, general, and administrative expenses in the Company’s financial statements.  Restricted assets represent contributed funds held for future use.

7.                       Derivative and Other Comprehensive Income

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities.  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.    The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company’s counterparty in the interest rate swap is SunTrust Bank, National Association (SunTrust).  Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

In March 2008, the Company entered into the variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that is currently outstanding under the Company’s amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million will expire on March 19, 2011.  The Company is required to make payments based on a fixed interest rate of 2.7925% calculated on the remaining notional amount of $70 million.  In exchange, the Company will receive interest on $70 million of the notional amount at a variable rate that is based on the 3-month LIBOR rate.  The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and  designated the swap as a cash flow hedge since its inception.  Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of October 3, 2010 and December 27, 2009 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair value at October 3, 2010	Fair value at December 27, 2009

Accrued liabilities	$806	$1,833
Other non-current liabilities	—	222
Total derivatives	$806	$2,055

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of operations for the twelve and forty weeks ended October 3, 2010 and October 4, 2009 (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Unrealized gain (loss) on swap in AOCL (pretax)	$(70)	$(353)	$(378)	$(1,496)

Realized loss (pretax effective portion) recognized in interest expense	$(375)	$(626)	$(1,614)	$(1,582)

As a result of this activity, AOCL decreased by $305,000 and $1.2 million on a pretax basis or $114,000 and $888,000 on an after tax basis for the twelve and forty weeks ended October 3, 2010, respectively, and increased by $273,000 and $86,000 on a pretax basis or $167,000 and $53,000 on an after tax basis for the twelve and forty weeks ended October 4, 2009, respectively.  The interest rate swap has no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no ineffectiveness in the next twelve months.   Additionally, the Company had no obligations at October 3, 2010, to post collateral under the terms of the Interest Rate Swap Agreement.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income (loss) consisted of (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Net income (loss)	$(4,213)	$5,702	$5,072	$15,968
Unrealized gain on cash flow swap, net of tax	114	167	888	53
Total comprehensive income (loss)	$(4,099)	$5,869	$5,960	$16,021

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

The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level Two inputs. At October 3, 2010, and December 27, 2009, a liability for participant contributions and investment income thereon of $2.3 million and $2.4 million, respectively, is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies at both October 3, 2010, and December 27, 2009, was $2.3 million and is included in other assets, net.

As of October 3, 2010, the Company had no financial assets or liabilities that were measured using Level One or Level Three inputs.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended October 3, 2010, and for the fiscal year ended December 27, 2009 (in thousands):

	October 3, 2010	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,262	$—	$2,262	$—
Total assets measured at fair value	$2,262	$—	$2,262	$—

Liabilities:
Derivative - interest rate swap	$806	—	806	—
Deferred compensation plan	2,286	—	2,286	—
Total liabilities measured at fair value	$3,092	$—	$3,092	$—

	December 27, 2009	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,317	$—	$2,317	$—
Total assets measured at fair value	$2,317	$—	$2,317	$—

Liabilities:
Derivative - interest rate swap	$2,055	—	2,055	—
Deferred compensation plan	2,358	—	2,358	—
Total liabilities measured at fair value	$4,413	$—	$4,413	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet.  For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments.  The fair value of the Company’s credit facility as of October 3, 2010, and December 27, 2009, was approximately $148 million and $179.5 million, respectively.  There are $11.6 million of outstanding borrowings recorded for the Company’s capital leases as of October 3, 2010, which have an estimated fair value of $11.4 million.  At December 27, 2009, the carrying amount of the Company’s capital lease obligations was $6.6 million, and the fair value was $7.7 million.

Asset Impairment

The Company took an impairment charge for four of its restaurants in the third quarter 2010 of $6.1 million.  These are considered to be assets that are measured at fair value on a nonrecurring basis.  The inputs used for the fair value measurement of the restaurants are considered Level Three.  For further information refer to Note 2.

9.                       Related Party Transactions

In 2009, the Company appointed a member and former franchisee to its board of directors who qualifies as a related party.  This board member is a principal of, and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three Company-owned restaurants.  Under those leases, the Company recognized rent and other related payments in the amounts of $214,000 and $854,000 for the twelve and forty weeks ended October 3, 2010, respectively, and $229,000 and $807,000 for the twelve and forty weeks ended October 4, 2009, respectively.  Future minimum lease commitments under these leases are $4.4 million as of October 3, 2010.

10.                Commitments and Contingencies

In the normal course of business, there are various legal claims in process, matters in litigation, and other contingencies.  These include claims resulting from employment related claims and claims from guests or team members alleging illness, injury or other food quality, health, or operational concerns.  To date, no claims of this nature, certain of which are covered by insurance policies, have had a material adverse effect on us.  While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations.

11.                Share Repurchase and Rights Agreement

On August 12, 2010, the Company announced that it extended its previously announced share repurchase plan to December 31, 2011.  The Company is authorized to repurchase shares of common stock up to $50 million.  Such repurchases may be made from time to time in open market transactions and through privately negotiated transactions.  There have been no purchases of Company stock to date.

On August 11, 2010, the Board of Directors (“Board”) of the Company adopted a shareholder rights plan.  The rights plan sets forth the terms under which the Company would issue preferred share purchase rights (the “Rights”).  Immediately after the adoption of the rights plan, the Board declared a dividend of one Right for each outstanding share of common stock, par value $0.001 per share, payable on August 23, 2010 to holders of record on that date.

The Board has authorized the adoption of the rights plan to protect stockholders from coercive or otherwise unfair takeover tactics.  In general terms, the Rights will impose a significant penalty upon any person or group which acquires beneficial ownership of 15% or more of the Company’s outstanding common stock without the prior approval of the Board.  The rights plan provides an exemption for any person who was as of August 11, 2010, the date the rights plan was adopted, the beneficial owner of 15% or more of the Company’s outstanding common stock, so long as such person does not, subject to certain exceptions, acquire additional common stock of the Company.  The rights plan will not interfere with any merger or other business combination approved by the Board.

12.                Executive Transition

Stephen E. Carley was appointed as Chief Executive Officer of the Company and as a member of the Board, effective as of September 13, 2010.  In connection with the appointment of Mr. Carley as the Company’s new Chief Executive Officer, the Company also announced the termination of Dennis B. Mullen’s, the former Chief Executive Officer, employment with the Company.  The charges of $2.3 million related to executive transition were recorded to selling, general and administrative expense.

13.                Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.   All comparisons under this heading between 2010 and 2009 refer to the twelve and forty week periods ending October 3, 2010, and October 4, 2009, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights during the twelve and forty weeks of fiscal 2010:

•                                          New Restaurant Openings.  We opened three and seven company-owned restaurants during the twelve and forty weeks ended October 3, 2010, respectively.  We opened no restaurants in the third quarter 2009 and had opened 13 company-

owned restaurants through the third quarter 2009.  We plan to open up to four additional company-owned restaurants in the fourth quarter 2010, two of which opened early in the fourth quarter.  We believe all remaining 2010 restaurant openings will be funded from our operating cash flows.

•                  Comparable Restaurant Sales.  For the twelve weeks ended October 3, 2010, the 297 restaurants in our current comparable base experienced a 0.9% increase in sales from the same period last year.  This increase was driven by a 2.6% increase in guest counts partially offset by a 1.7% decrease in the average guest check.  For the forty weeks ended October 3, 2010, the restaurants in our current comparable based experienced a 1.0% decrease in sales from these same restaurants last year.  This decrease was driven by a 2.1% decrease in the average guest check partially offset by a 1.1% increase in guest counts.  During the forty weeks ended October 3, 2010, our comparable restaurants have experienced a continual return to positive guest counts.  Year to date guest counts for the forty weeks ended October 4, 2009 were a decrease of 11.9% over the comparable 2008 period.  We believe this return to positive guest counts is due, in part, to our 2010 marketing efforts as discussed below.

•                  Marketing Efforts.  For 2010, our marketing strategy is focused on product news with an emphasis on quality, value, and variety to drive guest traffic, retention, and loyalty, which are key components of our “YUMMM” advertising campaign.  During the third quarter 2010, we launched a Limited Time Offer (“LTO”) promotion featuring two products at a $6.99 price point.  This was the third and final LTO promotion of fiscal year 2010.  The LTO campaign included four continuous weeks of media.  Two of the weeks of television were in the third quarter and two weeks were in the first weeks of the fourth quarter.  One week of the Summer LTO was in the beginning of the third quarter.  Our investment in the third quarter 2010 television advertising campaign was $3.4 million.  For the forty week period ended October 3, 2010, our television advertising support of our 2010 LTO promotions  increased our marketing spend by $12.5 million over the comparable period of 2009.  We continue to believe our 2010 LTO promotions, supported by national television and digital advertising have contributed to our increased guest counts and restaurant sales.  Restaurant sales and guest counts during the promotional campaigns have continued to run higher than pre- and post-promotional periods.

•                  Labor.  Labor costs as a percentage of restaurant revenue increased 0.7% and 0.9% for the twelve and forty weeks ended October 3, 2010.  As a percentage of restaurant revenues, we have seen an increase in our managerial compensation, including bonus expense through the forty weeks ended October 3, 2010.  These trends from the prior year comparable period have been changing as our restaurant revenues and guest counts have turned positive in recent periods and these primarily fixed costs continue to be leveraged.

•                  Food Cost.  As a percentage of restaurant revenue, we have seen an increase in both ground beef pricing and produce costs for the forty weeks ended October 3, 2010.  Our ground beef, which is purchased on the spot market, has consistently been higher than 2009 prices, in particular in the third quarter of 2010 when our hamburger costs as a percentage of revenue were 0.4% higher than the third quarter of 2009.  We expect ground beef pricing will decline in the fourth quarter but will remain significantly above 2009 prices.  The increase in produce costs through the third quarter 2010 were due to  higher produce pricing in the first part of the year from inclement weather in produce growing states combined with third quarter 2010 increases due to higher usage of certain produce in our new salad and seasonal produce offerings.

•                  Asset Impairment.  During the third quarter of fiscal 2010, we determined that four company-owned restaurants were impaired.  The Company recognized a non-cash impairment charge of $6.1 million related to the impairment of these four restaurants.   We reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment.  The carrying amount of each restaurant was compared to its fair value as determined by management.  The impairment charge represents the excess of each restaurant’s carrying amount over its fair value.

•                  Executive Transition.  Stephen E. Carley was appointed as Chief Executive Officer of the Company and as a member of the Board, effective as of September 13, 2010.  In connection with the appointment of Mr. Carley as the Company’s new Chief Executive Officer, the Company also announced the termination of Dennis B. Mullen’s, the former Chief Executive Officer, employment with the Company.  The charges of $2.3 million related to executive transition were recorded to selling, general and administrative expense.

In view of the foregoing, the Company continues to make every effort to manage controllable costs and streamline operations, while our restaurant teams focus on driving traffic through the quality and value of our guest experience.  Our reduced levels of new restaurant openings and lower capital expenditures are expected to result in significant free cash flow, the majority of which will be used to reduce outstanding indebtedness and maintain the flexibility to opportunistically repurchase some of our common stock during the remainder of 2010.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Company-owned:
Beginning of period	309	304	306	294
Opened during period	3	—	7	13
Acquired during period	—	—	—	1
Closed during period	—	—	(1)	(4)
End of period	312	304	312	304

Franchised:
Beginning of period	134	131	133	129
Opened during period (a)	—	1	3	4
Sold or closed during period (b)	(1)	—	(3)	(1)
End of period	133	132	133	132

Total number of Red Robin® restaurants	445	436	445	436

(a)          Includes one franchised restaurant that was re-opened during the second quarter 2010.

(b)         One restaurant was closed during the third quarter 2010 due to a fire and is expected to re-open fourth quarter 2010.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenues:
Restaurant	98.3%	98.4	97.8%	98.4%
Franchise royalties and fees	1.5	1.6	1.5	1.6
Other revenue	0.1	—	0.6	—
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.4	23.4	24.4	24.1
Labor (includes 0.1%, 0.1%, 0.1%, and 0.2% of stock-based compensation expense, respectively)	35.6	34.9	35.5	34.6
Operating	15.2	15.2	14.7	14.6
Occupancy	7.3	7.8	7.4	7.4
Total restaurant operating costs	82.5	81.3	82.0	80.7

Depreciation and amortization	6.8	7.0	6.5	6.7
Selling, general, and administrative (includes 0.7%, 0.3%, 0.5%, and 0.8% of stock-based compensation expense, respectively)	11.6	8.6	10.9	9.6
Pre-opening costs	0.4	0.1	0.3	0.5
Asset Impairment	3.1	—	0.9	—
Income (loss) from operations	(3.1)	4.4	1.2	3.8

Interest expense, net	0.6	0.7	0.6	0.8
Other	—	—	—	—
Income (loss) before income taxes	(3.7)	3.7	0.5	3.0
Income tax (benefit) loss	(1.5)	0.6	(0.2)	0.7
Net income (loss)	(2.2)%	3.1%	0.8%	2.3%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2010	October 4, 2009	Percent Change	October 3, 2010	October 4, 2009	Percent Change
Restaurant revenue	$191,612	$183,878	4.2%	$657,094	$648,436	1.3%
Franchise royalties and fees	3,001	3,035	(1.1)%	10,292	10,265	0.3%
Other revenue	230	34	NM (1)	4,310	147	NM (1)
Total revenues	$194,843	$186,947	4.2%	671,696	658,848	2.0%
Average weekly sales volumes:
Comparable restaurants	$52,019	$51,964	0.1%	$54,303	$55,610	(2.4)%
Non-comparable restaurants	58,240	49,385	17.9%	57,553	53,893	6.8%
2008 Acquired Restaurants (2)	—	—	—	—	51,392	NM (1)

(1)          Percentage change of more than 100% is considered not meaningful.

(2)          2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during fiscal year 2008.  Beginning in the third quarter of fiscal year 2009, these restaurants entered into the comparable restaurant population and their average weekly sales volumes, from that time forward, are included in the comparable restaurant category.

Restaurant revenue during third quarter 2010, which is comprised almost entirely of food and beverage sales, increased by $7.7 million compared to third quarter 2009.  Sales in our comparable restaurant base experienced a sales increase of approximately $2.4 million or 0.9% during the third quarter 2010.  This increase was primarily the result of a 2.6% increase in guest counts.  Offsetting this increase was a 1.7% decrease in average guest check for the third quarter of 2010.   This net increase, we believe, was driven by our LTO promotion and the three weeks of television media support.  Sales for new restaurants that have opened since third quarter 2009 contributed an increase of $5.3 million during third quarter 2010.

Restaurant revenue for the forty week period ended October 3, 2010, increased $8.6 million or 1.3% from the same period in 2009.  Sales in our comparable restaurant base experienced a sales decrease of approximately $9.9 million or 1.5% for the period.  This was primarily the result of a 2.1% decrease in the average guest check partially offset by a 1.1% increase in guest counts.  Sales for new restaurants that have opened since third quarter 2009 contributed an increase of $18.5 million during the forty weeks ended October 3, 2010.

Average weekly sales volumes represent the total restaurant revenue, excluding discounts, for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the third quarter 2010, there were 297 comparable restaurants compared to 269 comparable restaurants at the end of the third quarter 2009.  Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented.  At the end of the third quarter 2010, there were 15 non-comparable restaurants versus 35 at the end of the third quarter 2009.  Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 1.1% and increased 0.3% for the twelve and forty weeks ended October 3, 2010, respectively.  The twelve week decrease is attributable to one franchised restaurant that was closed during third quarter 2010 due to a fire.  The year to date increase is primarily attributable to the increase in the number of franchised restaurants.  Our franchisees reported that comparable restaurant sales increased 3.5% for U.S. restaurants and decreased 0.6 % for Canadian restaurants for the third quarter of 2010 compared to the third quarter of 2009.  For the forty weeks ended October 3, 2010, our franchisees reported that comparable restaurant sales for U.S. restaurants decreased 0.5 % and Canadian restaurants increased 1.9% from the forty week period ended October 4, 2009.

Other revenue consists primarily of gift card breakage.  We recognize restaurant revenue when a gift card is redeemed by a guest.  Gift card breakage revenue is recognized if the likelihood of gift card redemption is remote and we determine that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  We base the gift card breakage rate  upon specific historical redemption patterns.  We recognize gift card breakage by applying our estimate of the rate of gift card breakage over the period of estimated performance (24 months as of the end of the third quarter 2010).  We recognized $3.5 million as a one time adjustment during the first quarter 2010.  We recognized $192,000 and $4.2 million (inclusive of the one time adjustment) respectively, of gift card breakage for the twelve and forty weeks ended October 3, 2010.

Cost and Expenses

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2010	October 4, 2009	Percent Change	October 3, 2010	October 4, 2009	Percent Change
Cost of sales	$46,723	$42,961	8.8%	$160,432	$156,472	2.5%
As a percent of restaurant revenue	24.4%	23.4%	1.0%	24.4%	24.1%	0.3%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the twelve weeks ended October 3, 2010, cost of sales as a percentage of restaurant revenue increased 1%, or $3.8 million.  This increase was driven by a combined 0.7% percentage of restaurant revenue increase in ground beef, produce, and cheese.  The increase in cheese and ground beef costs is due to higher raw materials costs.  Produce cost increases are due to a shift in the mix of products ordered including our new salad offerings and our fall 2010 LTO promotion.

For the forty weeks ended October 3, 2010, cost of sales as a percentage of restaurant revenue increased by 0.3%, or $4 million.  This increase was driven by a combined 0.5% increase in produce and ground beef, partially offset by a 0.3% decrease in seafood and meats other than ground beef.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2010	October 4, 2009	Percent Change	October 3, 2010	October 4, 2009	Percent Change
Labor	$68,231	$64,113	6.4%	$233,080	$224,063	4.0%
As a percent of restaurant revenue	35.6%	34.9%	0.7%	35.5%	34.6%	0.9%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes, and benefits for restaurant team members.  For the twelve weeks ended October 3, 2010, labor costs as a percentage of restaurant revenues increased 0.7%, or $4.1 million.  This increase was primarily driven by a 0.5% increase in administrative labor, including manager bonuses,  and a 0.5% increase in  workers compensation and insurance expenses.   These increases were offset by a 0.2% decrease in payroll taxes due to the payroll tax holiday provided by the 2010 Hiring Incentives to Restore Employment (HIRE) Act.

For the forty weeks ended October 3, 2010, labor as a percentage of revenue increased 0.9%, or $9 million.  This increase was driven by a 0.6% increase from sales deleverage on fixed administrative labor, including manager bonuses and a 0.2% increase in workers compensation expense.

Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2010	October 4, 2009	Percent Change	October 3, 2010	October 4, 2009	Percent Change
Operating	$29,080	$27,963	4.0%	$96,695	$94,968	1.8%
As a percent of restaurant revenue	15.2%	15.2%	0.0%	14.7%	14.6%	0.1%

Operating costs include variable costs such as restaurant supplies, energy costs, and other fixed costs such as repairs and maintenance.  For the twelve and forty weeks ended October 3, 2010, operating costs as a percentage of restaurant revenues remained flat and increased  0.1% respectively, over prior year.  This is the result of increased repairs and maintenance costs to maintain our restaurant facilities.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2010	October 4, 2009	Percent Change	October 3, 2010	October 4, 2009	Percent Change
Occupancy	$14,074	$14,434	-2.5%	$48,361	$47,836	1.1%
As a percent of restaurant revenue	7.3%	7.8%	-0.5%	7.4%	7.4%	0.0%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  For the twelve weeks ended October 3, 2010, the decrease as a percentage of revenues was driven by a decrease in general insurance costs.  For the forty weeks ended October 3, 2010, occupancy expenses as a percentage of revenues remained flat.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2010	October 4, 2009	Percent Change	October 3, 2010	October 4, 2009	Percent Change
Depreciation and amortization	$13,341	$13,112	1.7%	$43,777	$43,815	(0.1)%
As a percent of total revenues	6.8%	7.0%	(0.2)%	6.5%	6.7%	(0.2)%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense as a percentage of revenue for the twelve and forty weeks ended October 3, 2010, decreased from sales leverage on these fixed expenses.

Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2010	October 4, 2009	Percent Change	October 3, 2010	October 4, 2009	Percent Change
Selling, general, and administrative	$22,612	$16,096	40.5%	$73,455	$63,088	16.4%
As a percent of total revenues	11.6%	8.6%	3.0%	10.9%	9.6%	1.3%

Selling, general, and administrative costs include all corporate and administrative functions that support our existing restaurant operations, our franchises, and provide infrastructure to facilitate our future growth.  Components of this category include corporate management, supervisory and staff salaries, bonuses, marketing costs, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, Board of Directors expenses, legal, leadership conference, and professional and consulting fees.  For the twelve weeks ended October 3, 2010, selling, general, and administrative costs increased 40.5%, or $6.5 million, due primarily to executive transition costs of $2.3 million, a $3.0 million increase over 2009 for our marketing and advertising campaign related to television support for the fall 2010 LTO, higher bonus expense at the corporate level and higher Board of Directors and governance related expenses.

For the forty weeks ended October 3, 2010, selling, general, and administrative costs increased 16.4%, or $10.4 million, due primarily to an increase of $10.2 million over 2009 in the marketing and advertising campaign related to television media support for the spring, summer and fall LTO campaigns, executive transition costs of $2.3 million, and higher Board of Directors and governance related expense of approximately $0.5 million.  This increase was partially offset by $1.1 million decrease in bonuses at the corporate level and a $1.0 million net decrease in stock compensation related primarily to the tender offer completed during the first quarter of 2009.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2010	October 4, 2009	Percent Change	October 3, 2010	October 4, 2009	Percent Change
Pre-opening costs	$740	$125	NM	$1,992	$3,263	(39.0)%
As a percent of total revenues	0.4%	0.1%	(0.3)%	0.3%	0.5%	(0.2)%
Average per restaurant pre-opening costs	$247	$—	—	$257	$267	(3.7)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  Pre-opening costs for the twelve weeks ended October 3, 2010, and October 4, 2009, reflect the opening of one and zero new restaurants, respectively.  For the forty weeks ended October 3, 2010, the average per restaurant pre-opening costs were flat.

Interest Expense, net

Interest expense was $1.1 million and $1.3 million for the twelve weeks ended October 3, 2010, and October 4, 2009, respectively, and $4.2 million and $5.0 million for the forty weeks ended October 3, 2010, and October 4, 2009, respectively.  Interest expense decreased 16.8% and 15.1% over the quarter and year-to-date prior year periods, respectively, primarily due to reduced overall borrowings under our credit facility.  Our weighted average interest rate was 2.7% and 2.9%, respectively, for the twelve and forty weeks ended October 3, 2010, versus 3.1% for both the twelve and forty weeks ended October 4, 2009.

Provision for Income Taxes

The effective income tax rate for the third quarter 2010 was 41.3%, a tax benefit, compared to 16.3%, a tax expense, for the third quarter 2009.   The effective income tax rate for the forty weeks ended October 3, 2010, and October 4, 2009, was 42.5%, a tax benefit, and 21.4%, a tax expense, respectively.  The effective tax benefit in 2010 is primarily due to lower income, as well as, more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income (loss) before tax.  We anticipate that our full year fiscal 2010 effective tax rate will be approximately 46.0%, a tax benefit.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $9.1 million to $11.2 million at October 3, 2010, from $20.3 million at the beginning of the fiscal year. This decrease was due primarily to $51.6 million of cash provided by operating activities, offset by $25.8 million used for the construction of new restaurants and expenditures for facility improvements and $36.2 million net pay down of debt.  We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, pay down debt, and maintain the flexibility to opportunistically repurchase some of our common stock.

Financial Condition and Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes.  In addition, we have and may continue to use capital to acquire franchise restaurants or repurchase our common stock.  Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility.  Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months.  The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies.  We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.  We expect to open up to an additional four restaurants in 2010 and expect to open up to 15 new restaurants in fiscal year 2011.  We typically maintain current liabilities in excess of our current assets which results in a working capital deficit.  We are able to operate with a substantial working capital deficit because restaurant sales are primarily conducted on a cash basis.  Rapid turnover results in limited investment in inventories, and cash from sales is usually received before related accounts payable for food, supplies and payroll become due.

Credit Facility.  Our existing credit facility has permitted us to have a more flexible capital structure and facilitate our growth plans. The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus a margin that is currently 0.875%.  We expect the current 0.875% margin to become 1.0% during the fourth quarter.  The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future and to request maturity extensions. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net amount that we may borrow under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets of the Company and its subsidiaries (including all real and personal property) with customary exceptions. Our credit facility is with a consortium of banks that include Wells Fargo Bank N.A., Bank of America N.A., Keybank N.A., and SunTrust Bank, National Association among others. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our credit facility.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007, and will end on the maturity date of the term loan.  At October 3, 2010, we had $104 million of borrowings outstanding under our term loan, $45.2 million of borrowings, and $6.2 million of letters of credit outstanding under our revolving credit facility.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $579,000 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of October 3, 2010.  In addition to the required repayments on the term loan, we expect to utilize excess cash flow after capital expenditures to reduce our debt during 2010.

Covenants.  We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments.  In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of October 3, 2010, we were in compliance with all covenants under our credit agreements.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and historically increases in the minimum wage have directly affected our labor costs.  Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases.  We believe, however, that inflation did not have a negative impact on our financial condition and results during the first three quarters of 2010, due to the macroeconomic environment.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during the last quarter of 2010 or in future periods.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on the consolidation of variable interest entities , which was effective beginning fiscal year 2010.  The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and it requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  This new guidance did not have a material effect on the Company.

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

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, including, without limitation, statements that reflect the Company’s current expectations regarding, among other things, future restaurant sales and results of operations, economic performance, liquidity and capital resources, ability to fund new restaurant growth and repay debt from cash flows and compliance with debt covenants, anticipated gift card breakage revenue, anticipated tax rates, advertising success, financial condition and achievements of the Company, and  the potential repurchase by the Company of shares of its common stock.  These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “believe”, “estimates”, “expect,” “ongoing,” “plan”, “projected,” “will,” “would” or comparable and similar terms or the negative thereof.  Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof.  Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof.  These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties include, but are not limited to, the following:   our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number of new restaurants and the timing of such openings; estimated costs of opening and operating new restaurants, including general and administrative, marketing and, franchise development costs; expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised); anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and the success of our advertising and marketing activities and tactics, including the effect on revenue and guest counts; anticipated advertising costs and plans to include television advertising to support 2010 LTO promotions; our ability to attract new guests and retain loyal guests; expectations regarding competition and our competitive advantages; any future price increases and their impact on our revenue and profit; future capital expenditures and the anticipated amounts of such capital expenditures; our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service, capital expenditure, including restaurant development, and working capital requirements in fiscal year 2010; anticipated compliance with debt covenants; the sufficiency of the supply of commodities and labor pool to carry on our business; anticipated restaurant closings and impairment charges; anticipated interest and tax expense; impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs; future changes in financial accounting standards; the integration and transition associated with the election of a substantial number of new board members and the appointment of our new CEO; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2009 filed with the SEC on February 25, 2010.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of October 3, 2010, we had $79.2 million of borrowings subject to variable interest rates, after considering the impact of variable-to-fixed interest rate swaps.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $792,000 on an annualized basis.

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

During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association (SunTrust) to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility.  The interest rate swap has an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million will expire on March 19, 2011.  The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $70 million, in exchange we will receive interest on a $70 million of notional amount at a variable rate.  The variable rate interest we receive is based on the 3-month LIBOR rate.  This hedge is highly effective under the guidance ASC 815 Derivatives and Hedging for derivative instruments and hedging activities.   The Company reclassifies gain or loss from accumulated other comprehensive income, net of tax, on our consolidated balance sheet to interest expense on our consolidated statement of income as the interest expense is recognized on the related debt.  For the twelve and forty weeks ended October 3, 2010, respectively, the $114,000 and $888,000 unrealized gain, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive loss.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended October 3, 2010.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 3, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.                 Risk Factors

Item 1A.                 Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 filed with the Securities and Exchange Commission on February 25, 2010.  One additional risk factor is added at the section entitled “Risks Related to Our Business” under Item 1A, to read in its entirety as stated below.  This cautionary statement is to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in this cautionary statement is in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

If we do not successfully manage the transitions associated with our new CEO and board members, there could be an adverse impact on our revenues, operations, or results of operations.

On August 12, 2010, we announced the appointment of our new chief executive officer, Stephen E. Carley, who also serves as a director.  In addition, since March 2010, we have added four new members to our Board of Directors.  Our success will be dependent upon the ability of Mr. Carley to gain proficiency in leading our Company, his ability to implement or adapt our corporate strategies and initiatives, and his ability to develop key professional relationships, including relationships with the board of directors, our employees, franchisees, guests, and other key constituencies and business partners. If we are unable to effect a smooth transition with our new directors and CEO, or if our new CEO should unexpectedly prove to be unsuitable, such failure and disruption could adversely impact our revenues, operations and results.

In addition, our new CEO could make organizational changes, including changes to our management team and may make future changes to our Company’s structure and operations. A failure to retain key executives and other personnel or inability to recruit and assimilate such persons could adversely affect our Company and our ability to compete effectively.

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

Red Robin Gourmet Burgers, Inc.

November 5, 2010	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer