Form 10-Q/A
period 2010-10-03
RED ROBIN GOURMET BURGERS INC
filed 2010-11-09
CIK 1171759

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Common Stock, $0.001 par value per share	15,595,799

EXPLANATORY NOTE

Red Robin Gourmet Burgers, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) with respect to its Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2010, as filed with the Securities and Exchange Commission on November 5, 2010 (the “Original Filing”).  The Company is filing this Amendment to correct the number of outstanding shares of its common stock set forth on the facing page of the Original Filing, which inadvertently included shares held in treasury. The correct number of outstanding shares of common stock as of November 3, 2010 is 15,595,799 as is set forth on the facing page of this Amendment.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with the Company’s Original Filing.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

November 8, 2010	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer