Form 10-K
period 2010-12-26
RED ROBIN GOURMET BURGERS INC
filed 2011-02-25
CIK 1171759

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2010
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

Common Stock, $0.001 par value

Name of each exchange on which registered: NASDAQ (National Market)

         Securities Registered Pursuant to Section 12(g) of the Act:

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ National Market) was $260.5 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

         There were 15,618,936 shares of common stock outstanding as of February 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2011 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I

ITEM 1.    Business

Overview

        Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a family-friendly atmosphere. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation and consummated a reorganization of the company. Since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock or membership interests, either directly or indirectly, of Red Robin International, Inc., and our other operating subsidiaries through which we operate our company-owned restaurants. Unless otherwise provided in this annual report on Form 10-K, references to "Red Robin," "we", "us", "our", and "the Company" refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. For the fiscal year 2010, we generated total revenues of $864 million. As of the end of our fiscal year on December 26, 2010, the system included 450 restaurants, of which 314 were company-owned, and 136 were operated under franchise agreements with 21 franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchises and Licensing Arrangements" for additional information about our franchise program. As of December 26, 2010, there were Red Robin® restaurants in 40 states and 2 Canadian provinces.

        2010 was a period of positive transition for Red Robin, during which we implemented a number of governance and management changes and we developed a plan to deliver strong, sustainable, best-in-class improvement in our operating and financial performance. We added four new independent board members, and appointed a new chief executive officer, Stephen E. Carley, who also serves as a fifth new director. Together they bring substantial strategic, financial, restaurant and food-service industry experience to the board and the Company. Mr. Carley joined the Company in September and devoted the fourth quarter of 2010 to leading our management team in reviewing the Company's brand, financial and operating performance, and developing a strategic action plan for long-term enhanced growth and profitability in 2011 and beyond.

Business Strategy

        Our foundation is based on delivering great experiences for our guests, which will lead to sustainable, continually improving operating and financial results. This focus forms the basis for our vision, which is to inspire crazy loyalty through memorable "YUMMM"® experiences for our team members, guests and our communities including our shareholder community. Our mission is to be the everyday oasis for families and guests of all ages who want to enjoy craveable gourmet burgers in a fun, energetic environment with attentive and friendly service. We have identified and continue to examine opportunities that will drive strong financial performance through both revenue growth and improved expense management. We also see opportunities in both the short and long term to optimize the allocation of our capital. We have built key short and long-term strategies and initiatives around these opportunities, which we collectively have named "Project RED". The key objectives of Project RED include:

  •
  Achieve Revenue growth.  To drive revenue growth, we have developed several initiatives to increase guest traffic and sales in our restaurants through greater trial and frequency, increasing our average guest check through incremental sales and expansion of our dayparts, and more effectively balancing an adult focus with our family friendly service. See "Marketing and Advertising" below for additional information about our marketing strategy and initiatives.

  •
  Manage Expenses across our enterprise.  We continue to focus on managing our expenses in the operation of our restaurants and in our selling, general and administrative functions. Our restaurant operating costs include food and other commodities, labor cost and benefits, restaurant supplies, utilities, occupancy and other operating costs. Macroeconomic and other external factors, such as commodity and other price increases have historically put pressure on these costs. We are pursuing strategies to mitigate the impact of these external factors, including continuous review and revamping of our distribution and supply chain relationships, continued labor productivity improvement efforts, utility management programs and initiatives to streamline operations. We will continue these initiatives and examine any additional opportunities to reduce overhead costs and improve efficiencies throughout our organization as part of our ongoing cost management efforts.

  •
  Optimize our Deployment of capital.  We are focused on disciplined deployment of capital to both grow the brand and to maximize long-term shareholder returns by optimizing the return on our capital investments. Matters under consideration include new development opportunities, including the appropriate mix of franchised and company-owned units, new prototype restaurants, geographical locations and sizes of restaurants; opportunistic share repurchases; and optimizing our financial structure, including the refinancing of our existing debt in 2011. We will continue with opening a reduced number of NROs as we kick off our initiatives to increase restaurant traffic and sales and invest capital into our supporting infrastructure.

Restaurant Concept

        The Red Robin brand has many desirable attributes, including a strong values-based and guest-focused culture, along with a talented team and a passionate desire to win. We intend to capitalize on these attributes as we execute our plans going forward. Red Robin was founded on four core values: Honor, Integrity, Continually Seeking Knowledge and Having Fun. These core values are the foundation for every Red Robin decision, from creating our gourmet burgers to hiring energetic team members. They also are the foundation for how we treat our team members, guests, and communities. These core values can be found embroidered on the sleeve of every team member's shirt, which serve as a constant reminder of what makes our company unique and special.

        Red Robin® restaurants are designed to create a fun and memorable "YUMMM"® dining experience in an exciting, high-energy, atmosphere, that is not only family-friendly, but also will include a renewed forward focus on adult occasions. We believe that we differentiate our restaurants from our competitors' by our brand architecture which defines the Red Robin Guest experience.

        Our menu features our signature product, the gourmet burger, which we make from premium quality ground beef; and other sandwiches made from chicken breasts, fish filets, turkey patties, as well as vegetarian and vegan burger sandwich options. We offer a wide selection of buns—including ciabatta, herbed focaccia and whole grain buns, jalapeno roll and marbled rye—and more than 30 toppings—including fresh guacamole, barbeque sauce, grilled pineapple, crispy onion straws, sautéed mushrooms, fried jalapenos, bruschetta salsa, pepperoni, chili, coleslaw and dill pickle slices—a choice of 11 different cheeses, and even a fried egg. In addition to gourmet burgers and chicken sandwiches, which accounted for approximately 51% of our total food sales in 2010, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers, salads, soups, pastas, seafood, other entrees, desserts, and the Company's signature Mad Mixology® alcoholic and non-alcoholic specialty beverages. All of our gourmet burgers and sandwiches are served with our all-you-can-eat Bottomless Steak Fries®. Our guests can order to meet their dietary needs and preferences by customizing their menu orders.

        We believe in giving our guests the "gift of time." All of Red Robin's menu items are designed to be delivered to guests in a time-efficient manner. Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute dining experience at dinner. Red Robin also has an unparalleled and extraordinary approach to guest service using Unbridled Acts®. We have catalogued thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members. Many of our Unbridled Acts® can be found on our website, www.redrobin.com. We encourage our team members to execute on the aspects of service that we have identified to be our biggest drivers of our guest loyalty.

        We also strive to provide our guests with exceptional dining value. In 2010, we had a per person average check of approximately $11.43, including beverages. We believe this price-to-value relationship and our LTOs featuring innovative gourmet burgers, salads, and sandwiches at a value price point differentiate us from our competitors, many of whom have significantly higher average guest checks, and it allows us to appeal to a broad base of consumers with a wide range of income levels. A low average guest check, combined with swift service and a family-friendly atmosphere further differentiates us from many other casual dining restaurants.

Operations

  Restaurant Management

        Our typical restaurant management team consists of a general manager, an assistant general manager, a kitchen manager, and one or two assistant managers depending on restaurant sales volumes. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and developing of team members, as well as operating results. Most of our restaurants employ approximately 85 hourly team members, many of whom work part-time.

        We try to identify seasoned leadership teams 12 months ahead of our new restaurant openings, with the expectation that seasoned leadership will provide a better team member and guest experience while enabling a new restaurant to quickly reach normalized operations.

  Learning and Development—New Restaurants

        Team members in a new restaurant complete a training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. We have created a set of core competencies that each of our trainers must possess before they participate in a new restaurant opening. This allows us to minimize training time and resources required to prepare teams at our new restaurants. We also continue to enhance our manager training curriculum to better prepare new managers for the challenging environment that a new restaurant creates so they can confidently execute our processes, systems, and values.

        Prior to opening a new restaurant, our training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team stays on-site during the first week of operation. An additional team of training support also arrives during the first week of operation and remains for weeks two and three for on-site support.

  On-going Learning and Development

        We strive to maintain quality and consistency in each of our restaurants through the training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and production as well as the maintenance of our restaurants. Each restaurant has a core group of certified trainers who provide on-the-job instruction for new team members who must be certified for their positions by passing a series of tests.

These trainers participate in a train-the-trainer seminar that provides them with knowledge and tactics to enable them to coach our team members to meet our standards.

        Restaurant managers are required to complete a training program in one of our certified training restaurants that includes guest service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain ongoing training with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available and prepared for future restaurant openings and to fill open management positions. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference during which our general managers receive additional training on leadership, food safety, management systems, hospitality, and other relevant topics on a rotating basis.

Food Preparation, Quality Control and Purchasing

        Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications of our food ingredients, products, and supplies to our suppliers. We inspect specific qualified manufacturers and growers. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association's ServSafe program. Minimum cooking and cooling procedures and frequent temperature and quality assurance checks ensure the safety and quality of burgers and other ingredients we use in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products and supplies, and, accordingly, orders from approved local suppliers and distributors. The restaurant management team inspects all deliveries to ensure that the items received meet our quality specifications and negotiated prices. Beginning in 2010, we also engaged a third-party company to perform comprehensive food safety and sanitation inspections in all Red Robin® restaurants.

        To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products and supplies, our centralized purchasing team generally negotiates fixed price agreements with terms between one month and two years on monthly commodity pricing formulas. Chicken represented approximately 13.8% and ground beef represented approximately 13.7% of our food costs in 2010. Our contracts for chicken in fiscal year 2011 are fixed price contracts through December 31, 2011. In 2011, our ground beef prices are expected to be based on current market prices with contract overages and are expected to run above 2010 prices. In addition, we have entered into supply agreements for 2011 for our Steak Fries, fry oil, ketchup and many other commodities at prices generally below 2010 levels. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability. However, certain commodities remain subject to price fluctuations. We have identified competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise.

Restaurant Development

        Since 2007, the average sales volumes for each successive class of new restaurant openings ("NROs") has increased, and the restaurant-level profit margins for the 2009 and 2010 NRO classes outperformed the rest of the restaurants in our system. In addition, our average net cash investment for new units continues to decline, currently down to approximately $1.9 million per new restaurant in 2010 from approximately $2.6 million per new restaurant in 2006. This continued progress on new restaurant (NRO) performance in recent years has given us the confidence to continue NRO development into 2011 and 2012. As we explore new development opportunities, we are limiting our new company-owned restaurant growth to 10 units in 2011 and 5 units in 2012. However, we will revisit our development decisions as we see the results on the strategies and initiatives discussed in this document. We will continue to fund new restaurant development from our operating cash flow.

Restaurant Franchise and Licensing Arrangements

        As of December 26, 2010, we had 21 franchisees that were operating 136 restaurants in 21 states and two Canadian provinces, and we had eight exclusive franchise area development arrangements with certain of those franchisees. In 2010, our franchisees opened five new restaurants and closed two. We expect that our franchisees will open three to four new restaurants in 2011. Our two largest franchisees are Ansara Restaurant Group, Inc. with 21 restaurants located in Michigan and Ohio and Red Robin Restaurants of Canada, Ltd. with 18 restaurants located in Alberta and British Columbia, Canada. An affiliate of Mach Robin, LLC, a Red Robin franchisee, owns Red Robin Restaurants of Canada, Ltd.

        Although in recent years we have not actively sought or sold new franchises, we are carefully reviewing opportunities to reinstitute our franchise program, optimize our mix of company-owned and franchised restaurants and work with our existing franchisees to provide incentives to open new franchised restaurants where there are attractive development opportunities.

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

        Under our current form of area development agreement, a franchisee must pay us a $10,000 area development fee at the time we execute the agreement for each restaurant the franchisee agrees to develop. When a franchisee opens a new restaurant, pursuant to the development agreement we collect an additional franchise fee of $25,000. Under area development agreements we made with certain of our franchisees in early years, the development fee and the franchise fee were lower. For existing franchisees who do not have a current development agreement, or whose agreements have expired or have otherwise terminated, we may negotiate a one-time fee for each restaurant they develop. We recognize area development fees and franchise fees as income when we have performed all of our material obligations and initial services related to each fee that assist the franchisee in developing and opening the restaurant. Until earned, we account for these fees as deferred revenue, an accrued liability. Our standard form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted gross restaurant sales. However, certain franchisees pay royalty fees ranging from 3.0% to 3.5% of adjusted gross restaurant sales under agreements we negotiated with those franchisees in prior years.

  Franchise Compliance Assurance

        We actively work with and monitor our franchisees' performance to help them develop and operate their restaurants in compliance with Red Robin's systems and procedures. During the restaurant development phase, we review the franchisee's site selection and provide the franchisee with our prototype building plans. We provide trainers to assist the franchisee in opening the restaurant for business. We advise the franchisee on all menu items, management training, and equipment and food purchases. On an ongoing basis, we conduct brand equity reviews of all franchise restaurants to determine their level of effectiveness in executing our concept.

        To continuously improve our marketing programs and operating systems, we maintain a marketing advisory council and a franchise business advisory council comprised of corporate and franchisee members. Through those councils, we solicit the input of our franchisees on marketing programs, including their suggestions as to which new menu items we should test and feature in future promotions. We also exchange best operating practices with our franchisees as we strive to improve our operating systems while attaining a high level of franchisee participation.

Information Technology

        Our restaurants are enabled with information technology and decision support systems that are designed to provide operational tools for sales, inventory, and labor management. This technology includes industry-specific, off-the-shelf systems, as well as proprietary software that helps us optimize food and beverage costs and labor scheduling. These solutions have been integrated with our point-of-sale systems to provide daily, weekly and period-to-date information that is important for managers to run an efficient and effective operation. In addition, we use an online guest feedback system, which provides real-time results on guest service, food quality, and atmosphere to each of our restaurants.

        We have a strong focus on the protection of our guests' credit card information. Our systems have been carefully designed and configured to protect against data loss and our practices and systems have been certified annually by an independent, outside auditor.

        In recent years, we utilize centralized financial, accounting, and HR systems for company-owned restaurants. In addition, an operations dashboard is used to integrate data from our centralized systems with the distributed information managed in our restaurants. We believe these tools combined are important in analyzing and improving profit margins. In 2011, we will continue to invest in our systems as we implement a major overhaul of our data infrastructure, including the replacement of several key operational and financial systems.

Marketing and Advertising

        We build brand equity and awareness primarily through national marketing, including national cable, digital, social media programs, and public relations initiatives. These programs are funded primarily through the marketing and national media advertising funds.

        In recent years, we have undertaken significant guest and market research initiatives to gain feedback and perceptions from our guests in order to help inform our business decisions. Among other things, we launched a guest satisfaction tool in all company restaurants that provides immediate feedback from guests, via the internet or by phone, on their experiences at our restaurants. Restaurant managers use this information to help them identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our national brand equity scores and business drivers among both current and potential guests.

        Our 2010 marketing strategy was an extension of successful testing in the fourth quarter of 2009 of LTO promotions supported by national television media advertising. We included television media support for three LTO promotions during 2010, in the spring, summer and fall, to promote product news, our value price point, and our product variety messages. The LTOs were also supported with online digital media, PR, and in-restaurant promotional materials. The television media support ran over four of the eight weeks of these product promotions. In all three of the promotional periods, guest counts and same store sales increased significantly during the weeks when the LTO was supported with TV media compared to the weeks prior to the TV media support. As a result national television advertising will be used to support similar promotions during 2011.

        In January 2011, after a test in company-owned Red Robin® restaurants, we rolled out Red Robin's Red Royalty™ program, our smart loyalty program, in all 300+ company-owned restaurants. Red Royalty will provide us with a robust database with insights into guest behavior and dining patterns, and enable us to deliver targeted and relevant messages and incentives to increase guest retention and frequency.

        In 2010, we continued the expansion of our Gift Card programs, primarily distribution of gift cards outside our restaurants via third party retailers, as well as increasing our focus on gift card occasions throughout the year inside our restaurants through our gift card merchandisers. As a result of these efforts, we have our gift cards in over 10,000 third party retailer locations at the end of 2010 and total gift card sales increased 22% in 2010 over 2009.

        We also plan to implement additional initiatives to support increase in alcohol sales by offering specials during off peak day parts, menu and point-of-purchase redesign to highlight our alcohol beverage business, a happy hour program that we began rolling out in all jurisdictions that allow happy hour programs in early 2011, suggestive sell programs focused on beverages, appetizers and desserts, and other programs to drive incremental traffic and frequency across the entire system. These initiatives are intended to increase visits by our adult guests while remaining family-friendly.

Team Members

        As of December 26, 2010, we had 23,198 employees, to whom we refer as team members, consisting of 22,922 team members at company-owned restaurants and 276 team members at our corporate headquarters and our regional offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

        We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance, and stock based awards for corporate and operations directors. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement, as well as significant performance based incentives tied to sales, profitability, certain qualitative measures, and length of service.

Executive Officers

        The following table sets forth information about our executive officers:

Name	Age	Position
Stephen E. Carley	58	Chief Executive Officer
Eric C. Houseman	43	President and Chief Operating Officer
Katherine L. Scherping	51	Senior Vice President and Chief Financial Officer
Todd A. Brighton	53	Senior Vice President and Chief Development Officer
Annita M. Menogan	56	Senior Vice President, Chief Legal Officer and Secretary
Susan Lintonsmith	46	Senior Vice President and Chief Marketing Officer
Chris Laping	38	Senior Vice President and Chief Information Officer

        Stephen E. Carley.    Mr. Carley was appointed Chief Executive Officer in September 2010. He previously served from April 2001 until September 2010 as the Chief Executive Officer of El Pollo Loco, a privately held restaurant company headquartered in Costa Mesa, California. Prior to his service at El Pollo Loco, Mr. Carley served in various management positions with several companies, including PhotoPoint Corp., Universal City Hollywood, PepsiCo, and the Taco Bell Group.

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

        Katherine L. Scherping.    Ms. Scherping joined Red Robin as Vice President and Chief Financial Officer in June 2005 and was promoted to Senior Vice President in 2007. From August 2004 until her employment with Red Robin, Ms. Scherping was the Controller for Policy Studies, Inc. in Denver, Colorado. From August 2002 until June 2003, she served as Chief Financial Officer and Treasurer of Tanning Technology Corporation in Denver, Colorado. From April 1999 until August 2002, Ms. Scherping served as Director of Finance and Treasurer of Tanning Technology Corporation. Ms. Scherping has over 29 years experience serving in various finance and accounting roles. Ms. Scherping is a Certified Public Accountant.

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

        Chris Laping.    Mr. Laping joined Red Robin as Vice President and Chief Information Officer in June 2007 and was promoted to Senior Vice President in February 2011. Mr. Laping brings more than 20 years of information technology and business transformation experience to Red Robin. Prior to joining Red Robin, Mr. Laping worked at Statêra, Inc. from February 2006 to June 2007 as Principal and Chief Information Officer and served as a technology consultant to the Company. Before working as a consultant, Chris spent five years between 2001 and 2006 as a Vice President and Chief Information Officer for GMAC Commercial Holding Capital Corp.

Competition

        The restaurant industry is highly competitive. We compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants. The number, size and strength of competitors vary by region, concept, market and even restaurant. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. In particular, we face intense and substantial competition from fast or fast casual concepts focused on the sale of hamburgers. Many of these concepts are expanding faster than us and are penetrating both geographic and demographic markets that we target as well. Moreover, many of these concepts compete with smaller building units, which allow them to have greater flexibility in site selection and market penetration.

        We believe that our guest demographics, our gourmet burger concept, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our competitors. We believe we compete favorably with respect to each of these factors. Many of our competitors are well-established national, regional, or local chains and may have substantially greater financial, marketing, and other resources than we do. We also compete with many other restaurant and retail establishments for site locations and team members.

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

Trademarks

        We have a variety of registered trademarks and service marks that include the marks "Red Robin®", "America's Gourmet Burgers & Spirits®", "Mad Mixology®", "YUMMM®"* and our logo. We have registered these marks with the United States Patent and Trademark Office and the Canadian Intellectual Property Office (*YUMMM trademark application pending in Canada). In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept.

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

Forward-Looking Statements

        From time-to-time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," "Legal Proceedings," "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements relate to, among other things:

  •
  our business objectives and strategic plans, including the strength of our long-term growth and profit, expense management and capital deployment opportunities;

  •
  our strategies and initiatives, including Project RED and its objectives;

  •
  our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number of new restaurants and the timing of such openings;

  •
  our ability to invest in our systems and implement a major overhaul of our data infrastructure including the replacement of several key operational and financial systems;

  •
  estimated costs of opening and operating new restaurants, including general and administrative, marketing and, franchise development costs;

  •
  expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

  •
  anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and ability to reduce overhead costs and improve efficiencies;

  •
  anticipated advertising costs and plans to include television advertising to support 2011 LTO promotions and the success of our advertising and marketing activities and tactics, including our Red Royalty program and the effect on revenue and guest counts;

  •
  our ability to attract new guests and retain loyal guests, and our new initiatives targeted at adult guests;

  •
  any future price increases, including the increase anticipated in April 2011, and their impact on our revenue and profit;

  •
  future capital deployment strategies, including potential share repurchases and debt refinancing, capital and anticipated expenditures including the amounts of such capital expenditures;

  •
  our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service, capital expenditures, including new restaurant development, and working capital requirements in fiscal year 2011;

  •
  planned debt re-financings;

  •
  anticipated compliance with debt covenants;

  •
  the sufficiency of the supply of commodities and labor pool to carry on our business;

  •
  anticipated restaurant closings and related impairment charges;

  •
  anticipated interest and tax expense;

  •
  impact of the adoption of new accounting standards on our financial and accounting systems and analysis programs;

  •
  expectations regarding competition and our competitive advantages; and

  •
  expectations regarding consumer preferences and consumer discretionary spending.

        Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

        In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; regional mall and lifestyle center traffic trends; increased competition in the casual dining restaurant market; effectiveness of our 2011 marketing campaign; costs and availability of food and beverage inventory; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

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

Risks Related to Our Business

Our "Project RED" initiatives may not be successful or achieve the desired results, if at all, in a timely fashion.

        In 2011, we began implementing a series of strategic initiatives known as "Project Red". These strategic initiatives are designed to both improve the Company's results in the short term and create sustainable growth in the long term. These initiatives focus on many segments of the Company's business, including, among other things, revenue generation, expense management and deployment of capital. There is no assurance that these initiatives and the projects undertaken to accomplish such initiatives will be successful, or that the Company has, or will have sufficient resources to successfully implement, sustain results from, or achieve any of the expected benefits of "Project RED".

We are dependent on information technology, which may be inadequate to support our future growth strategies, and any material failure in the operations or upgrade of such technology could impair our ability to efficiently operate our business.

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

        We have recently committed to a significant capital investment to upgrade and expand such systems and services. If the upgrade and expansion of such systems and services are unsuccessful or otherwise do not accomplish our intended goals, our operations could be significantly impacted, which could result in, among other things, dissatisfaction among our customers, and inadequate levels of inventory. We may experience some material interruptions in connection with the upgrade of our systems and services and the stabilization thereof. Despite the significant capital investment to upgrade the systems and service identified above, these new systems and services will continue over time to evolve and require upgrading over time, consequently requiring significant commitments of resources and capital to maintain and upgrade.

        While we have invested and continue to invest in technology security initiatives and disaster recovery programs, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits. Significant capital investment might be required to remediate any problems, infringements, misappropriations or other third party claims.

Our new marketing and branding strategies may not be successful, which could adversely impact our business.

        Over the past year we have been refocusing our marketing and branding strategy. As part of this initiative, we intend to continue using a national cable television advertising campaign to promote new products offered on a limited time basis. In addition, we have introduced a unique loyalty program, "Red Royalty", and throughout 2011 and beyond, we intend to focus on targeting adult guests and improving alcohol beverage sales. We do not have any assurance that our latest marketing strategies will be successful. If new advertising, modified branding and other marketing programs do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect. Moreover, many of our competitors have successfully used national marketing strategies, including network and cable television advertising in the past, and we may not be able to successfully compete against those established programs.

Uncertainty regarding the economic recovery may negatively affect consumer spending and have adversely impacted our revenues and our results of operations and may continue to do so in the future.

        Current uncertainty regarding economic conditions and the existence and rate of any economic recovery may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. These conditions include continued unemployment, weakness and lack of consistent improvement in the housing markets; downtrend or delays in residential or commercial real estate development; volatility in financial markets; inflationary pressures and reduced consumer confidence. As a result, our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and potentially negatively affecting our operating results. We believe there is a risk that prolonged negative economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis, which would have an adverse effect on our business. Moreover, our restaurants are primarily located near high activity areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. A decline in development or closures of businesses in these existing centers or a decline in visitors to the centers near our restaurants or in discretionary consumer spending could negatively affect our restaurant sales.

Our revenues and operating results may fluctuate significantly due to various risks and unexpected circumstances, increases in costs, seasonality, weather, and other factors outside our control.

        We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be impacted negatively. These risks include but are not limited to: extended periods of inclement weather which may affect guest visits as well as limit the availability and cost of key commodities such as beef, poultry, potatoes and other items that are important ingredients in our products or material disruptions in our supply chain; changes in borrowings and interest rates; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill, and losses on restaurant closures; unanticipated expenses from natural disasters and repairs to damaged or lost property.

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

Decreased cash flow from operations, or an inability to access our revolving credit agreement could adversely impact our business initiatives or may result in our inability to execute our revenue, expense and capital deployment strategies.

        Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit agreement. Our strategies include but are not limited to repurchases of our stock, paying down debt, new restaurant development, investment in advertising, and franchise expansion. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or adversely affected. In addition, these disruptions or a negative impact on our revenues could adversely affect our ability to access or comply with our covenants under our credit facility. Moreover, any repurchase by us of our shares of common stock will further reduce cash available for operations and future growth.

If we do not successfully manage the transitions associated with our new CEO, it could have an adverse impact on our revenues, operations, or results of operations.

        On September 13, 2010, we announced the appointment of our new CEO, Stephen E. Carley. Our success will be dependent upon his ability to gain proficiency in leading our Company, his ability to implement or adapt our corporate strategies and initiatives, and his ability to develop key professional relationships, including relationships with our team members, guests, franchisees and other key constituencies and business partners. Our new CEO could make organizational changes, including changes to our management team and may make future changes to our Company's structure. It is important for us to manage successfully these transitions as our failure to do so could adversely affect our ability to compete effectively.

The Company faces various risks associated with shareholder activists.

        Several activist shareholders have publicly advocated for certain changes at the Company. Such activist shareholders or potential shareholders may attempt to gain additional representation on or control of our board of directors, the possibility of which may create uncertainty regarding the direction of our business. Perceived uncertainties as to our future direction may make it more difficult to attract and retain qualified personnel and business partners.

        A potential proxy contest would be disruptive to our operations and cause us to incur substantial costs. The SEC has recently proposed to give shareholders the ability to include their director nominees and their proposals relating to a shareholder nomination process in Company proxy materials, which would make it easier for activists to nominate directors to our board of directors. If the SEC implements its proxy access proposal, we may face an increase in the number of shareholder nominees for election to our board of directors. Future proxy contests and the presence of additional activist shareholder nominees on our board of directors could interfere with our ability to execute our strategic plan, be costly and time-consuming, disrupt our operations and divert the attention of management and our employees.

Our ability to utilize or refinance our credit facility and our ability to raise capital in the future may be limited, which could adversely impact our business.

        Changes in our operating plans and strategic initiatives, lower than anticipated sales, increased expenses, or other events, including those described in this section, may cause us to seek additional debt financing on an accelerated basis. Our current credit agreement contains a number of restrictive covenants that limit our ability to, among other things, engage in mergers, acquisitions, joint ventures, and sale-leaseback transactions, and to sell assets, incur indebtedness, make investments, create liens, and pay dividends. Our credit agreement also requires us to comply with specified financial ratios and tests and to reduce the principal outstanding balance on our term loan on a quarterly basis with full repayment of the credit facility on June 15, 2012. These restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. In addition, the ability of our lenders to honor their commitments under the credit facility may be diminished during the economic recovery.

We may be unable to refinance our current credit agreement or to refinance it on favorable terms.

        Our current credit agreement matures on June 15, 2012. While we have been exploring a variety of alternatives to take advantage of the current low interest rate environment, we may be unable to obtain financing in a timely manner, if at all, or to obtain the amount we need or on terms equivalent to or better than our current terms. Such financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business or implement future plans. If we are unable to refinance our credit facility, we may not have sufficient cash or resources to fund our operations or to take advantage of other business opportunities that may arise.

Our success depends on our ability to compete effectively in the restaurant industry.

        Competition in the restaurant industry is increasingly intense. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets from high growth targeted concepts in the quick serve and fast casual space to the well-capitalized national restaurant companies. Many of these concepts are expanding faster than us and are penetrating both geographic and demographic markets that we target as well. Moreover, many of these concepts compete with us for locations, often with smaller building units, which may allow for greater flexibility in site selection and market penetration. We also compete with other restaurants and with retail establishments for real estate. Many of our competitors are well established in the casual dining market segment and some of our competitors have substantially greater financial, marketing, and other resources than we have. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract guests.

Changes in consumer preferences could negatively impact our results of operations.

        The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, such as fajitas and pasta, desserts, and our signature alcoholic and non-alcoholic beverages in a family-friendly atmosphere. One of our strategies moving forward is to shift to a balance between family-friendly and adult-focused guest experiences, referencing our historical legacy. There is no assurance that this balanced focus will be successful or that it will not negatively impact our family guest experience. Moreover, our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of significant advertising and food discounting could influence our guests' dining choices

        Further, changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the impact on consumer eating habits of new information regarding diet, nutrition and health. Changes in nutritional guidelines issued by the federal government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, or academic studies, among other things, may impact consumer choice and cause consumers to select foods other than those that are offered by our restaurants.

Price increases may negatively impact guest visits.

        We are expecting to take about a 1.5% price increase in April 2011 in order to offset increased operating expenses. While we have not experienced significant consumer resistance to our price increases in 2008 and prior periods, we cannot provide assurance that the planned 2011 price increase and any future price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits, or affect their purchasing decisions.

Approximately 48% of our Company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

        As of December 26, 2010, a total of 149 or 47.5% of all Company-owned restaurants, representing 55.1% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho and Washington). As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In recent years, California, Arizona and Nevada have been more negatively impacted by the housing downturn and the overall economic recession than other geographic areas. As a result, we have seen a more substantial decline in guest traffic at our restaurants in the western United States, which has had a negative effect on our operations as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.

A shift to a lower emphasis on expanding our restaurant base as a critical part of our long-term success may negatively affect our growth and results of operations.

        We have in the recent past considered the expansion of our restaurant base as a critical part of our long-term success. Although we continue to have confidence in development of new restaurants, due to a number of factors including better performance and reduced unit cost, we are limiting our new Company-owned restaurant growth for at least the next two years while we explore improvements to our unit design and other opportunities and review ways to maximize capital deployment. Consequently, we may miss opportunities to obtain optimum building sites or locations for our restaurants. Further, because we may devote restaurant development resources to other Company projects, we may be further delayed in ramping up development at an opportune time, which may negatively affect our ability to grow and support operations.

Our ability and the ability of our franchisees to open and profitably operate new restaurants is subject to factors beyond our control.

        Our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis will depend upon numerous factors, many of which are beyond our control, including the following:

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

New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for six months or more.

        New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants in the comparable restaurant base. Although the average unit volumes and restaurant level profit margins for each successive new restaurant classes since 2009 have continued to outperform comparable restaurants, there is no assurance that new restaurants will continue to experience such successes. Our restaurants are currently taking approximately six months or more to reach normalized operating levels due to inefficiencies typically associated with new restaurants. These include operating costs, which are often significantly greater during the first several months of operation. Further, some or all of our less mature restaurants may not attain operating results similar to those of our existing restaurants.

Restaurant expansion through further penetrating existing markets could cause sales in some of our existing restaurants to decline.

        Our areas of highest concentration are California, Colorado, North Carolina, Ohio, Virginia, and Washington. We expect that approximately 70% of our new restaurants to be opened in 2011 will be in our existing markets. Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance and guest counts for existing restaurants near the area in which a new restaurant opens may decline due to the opening of the new restaurant.

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

        Under our current form of area development agreement, franchisees must develop a predetermined number of restaurants in their area according to a schedule that lasts for the term of their development agreement. Given the current economic environment, franchisees may not have access to the financing and management resources they need to open the restaurants required by their development schedules or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. From time to time in the past, we have agreed to extend or modify development schedules for certain area developers, and we may do so in the future. Any such extensions or modifications may have a negative effect on revenues we realize from franchise operations.

Our operations are susceptible to the changes in cost and availability of food which could adversely affect our operating results.

        Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, and seasonality, as well as the impact of the current macroeconomic environment on our suppliers, may affect our food costs or cause a disruption in our supply chain. Changes in the price or availability of commodities for which we do not have fixed price contracts could materially adversely affect our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may even necessitate negotiations with alternate suppliers. We cannot predict whether we will be able to anticipate and react to changing food costs by negotiating more favorable contract terms with suppliers or by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. Moreover, because we provide a "value-priced" product, we may not be able to pass along food cost increases to our guests in the form of menu price increases. In addition, the ability of our suppliers to meet our supply requirements upon favorable terms, if at all, may be impacted by the economic recovery.

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

        Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin America's Gourmet Burgers & Spirits,® name and logo. Although we have registered trademarks for Red Robin®, America's Gourmet Burgers & Spirits® and Mad Mixology®, "YUMMM®", among others, with the United States Patent and Trademark Office and in Canada, our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Consequently, our business could be adversely impacted and less profitable if we are unable to successfully defend and protect our intellectual property.

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

        Our business is subject to various federal, state, and local government regulations, including those relating to the food safety and nutritional disclosure, alcoholic beverage control, public accommodations, and public health and safety. These regulations are subject to continual changes and updating. Difficulties or failures in obtaining or maintaining the required licenses and approvals or maintaining compliance with existing or newly enacted requirements could delay the opening or affect the continued operation and profitability of one or more restaurants in a particular area.

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

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

        New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, and compliance costs and enforcement under the Dodd-Frank Act. The impact of the U.S. health care reform will be phased in between 2011 and 2014 and likely will have a significant adverse impact on our costs of providing employee health benefits beginning in 2011. As with any significant government action, the provisions of the health care reform legislation are still being assessed and may have additional financial accounting and reporting ramifications. The impact of any such changes, which we continue to evaluate on our business operations and financial statements, remains uncertain.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We currently lease the real estate for a majority of our company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to just over 15 years excluding options to extend. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. We record a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs.

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

        Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 30, 2018.

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

        In order to maximize our market penetration potential, we have developed a flexible physical site format that allows us to operate in a range of real estate venues located near high activity areas, such as regional malls, lifestyle centers, big box shopping centers and entertainment centers, as well as existing structures that have been closed by other restaurant and retail concepts. Our current prototype restaurant is a free-standing building with approximately 5,800 square feet and approximately 200 seats. Based on this prototype, our average cash investment for a new restaurant opened in 2010 was approximately $1.9 million, excluding land and pre-opening costs. We typically operate our restaurants under operating leases for land on which we build our restaurants. However, we have also begun to develop restaurants using in-line mall locations in addition to our conversions of existing restaurant and other retail structures.

ITEM 3.    Legal Proceedings

        In December 2009, the Company was served with a purported class action lawsuit, Marcos R. Moreno vs. Red Robin International, Inc. The case was filed in Superior Court in Ventura County, California and has been removed to Federal District Court for the Central District of California under the Class Action Fairness Act of 2005 ("CAFA"). Red Robin filed its Answer and Affirmative Defenses on February 10, 2010. The Court set a Scheduling Conference for March 29, 2010. The lawsuit alleges failure to pay wages and overtime, failure to provide rest and meal breaks or to pay compensation in lieu of such breaks, failure to pay timely wages on termination, failure to provide accurate wage statements, and unlawful business practices and unfair competition. Plaintiff is seeking compensatory and special damages, restitution for unfair competition, premium pay, penalties and wages under the Labor Code, and attorneys' fees, interest and costs. The Court granted Plaintiff's Motion to Stay, to which we agreed, pending a decision by the CA Supreme Court in Brinker Restaurant Corp. v. Superior Court. The Brinker case is based on similar arguments and likely would have persuasive or precedential effect on Moreno. Brinker has been fully briefed but oral argument has not been set by the Supreme Court. The oral arguments in the Brinker case will probably not be heard until Fall 2011.

        We believe this suit to be without merit. Although we plan to vigorously defend against this suit, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

        In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from "slip and fall" accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management does not believe that they would have a material adverse effect on our financial position and results of operations.

ITEM 4.    Removed and Reserved

PART II

ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on The NASDAQ Global Select Market under the symbol RRGB. The table below sets forth the high and low per share sales prices for our common stock as reported by The NASDAQ Global Select Market for the indicated periods.

	Sales Price
	High	Low
2010
4th Quarter	$22.90	$17.33
3rd Quarter	22.63	17.03
2nd Quarter	28.10	16.85
1st Quarter	29.10	16.87
2009
4th Quarter	$21.26	$14.39
3rd Quarter	22.83	16.50
2nd Quarter	26.44	16.63
1st Quarter	24.05	9.27

        As of February 23, 2011, there were approximately 184 registered owners of our common stock.

Dividends

        We did not declare or pay any cash dividends on our common stock during 2010. We currently anticipate that we will retain any future earnings for the operation and expansion of our business or to pay down debt. We have announced a share repurchase program of up to $50 million in common stock, including a target of $25 million in the first six months of 2011, subject to appropriate valuation of our shares, and other standard considerations. In addition, our credit agreement prohibits us from declaring or paying any dividends or making any other distributions on any of our shares, subject to specified exceptions. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our credit agreement also limits our ability to engage in stock repurchases.

        Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

        No shares of equity securities were repurchased by the Company in fourth quarter 2010.

Performance Graph

        The following graph compares the yearly percentage in cumulative total shareholders' return on Common Stock of the Company since December 25, 2005, with the cumulative total return over the same period for (i) the Russell 3000 Index, (ii) a 2010 peer group. The 2010 Peer Group is composed of the following restaurant companies: BJ's Restaurants Inc., Brinker International Inc., Buffalo Wild Wings Inc., California Pizza Kitchen Inc., CEC Entertainment, Inc., Cheesecake Factory Inc., Chipotle Mexican Grill, Inc., O'Charley's Inc., Panera Bread Company, PF Chang's China Bistro Inc., Ruby

Tuesday Inc., and Texas Roadhouse Inc. The 2009 Peer Group was composed of the same companies, except that Landry's Restaurants Inc. was included.

        Pursuant to rules of the Securities and Exchange Commission ("SEC"), the comparison assumes $100 was invested on December 25, 2005, the last trading day in the Company's 2005 fiscal year, in the Company's Common Stock and in each of the indices.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and 2010 Peer Group

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Assumes fiscal year ending December 31 for purposes of comparability.

		Fiscal Years
	12/31/2005	2006	2007	2008	2009	2010
Red Robin Gourmet Burgers, Inc.	$100.00	$70.35	$62.77	$33.03	$35.13	$42.13
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
2010 Peer Group	100.00	96.91	76.25	49.57	76.23	118.69

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

	Fiscal Year Ended(1)
	2010	2009	2008(2)	2007(3)	2006(4)
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
Restaurant revenue	$846,389	$828,031	$854,690	$747,530	$603,391
Total revenues	864,269	841,045	869,215	763,472	618,721
Total costs and expenses(6)(7)	854,536	813,104	824,025	710,901	570,873
Income from operations	9,733	27,941	45,190	52,571	47,848
Net income	$7,299	$17,599	$27,126	$30,651	$29,362
Earnings per share
Basic(8)	$0.47	$1.14	$1.70	$1.84	$1.78
Diluted	$0.46	$1.14	$1.69	$1.82	$1.75
Shares used in computing earnings per share
Basic	15,536	15,392	15,927	16,647	16,538
Diluted	15,709	15,504	16,047	16,817	16,736
Balance Sheet Data:
Cash and cash equivalents	$17,889	$20,268	$11,158	$12,914	$2,762
Total assets	579,257	600,095	609,737	548,789	450,598
Long-term debt, including current portion	158,522	191,334	222,572	153,746	113,971
Total stockholders' equity	300,661	288,622	268,908	284,442	243,533
Cash Flow Data:
Net cash provided by operating activities	$70,613	$90,615	$91,164	$93,558	$78,525
Net cash used in investing activities	(35,060)	(49,548)	(113,124)	(125,195)	(136,863)
Net cash (used in) provided by financing activities	(37,932)	(31,957)	20,204	41,789	57,760
Selected Operating Data:
Average annual comparable restaurant sales volumes(5)	$2,779	$2,823	$3,231	$3,330	$3,314
Company-owned restaurants open at end of period	314	306	294	249	208
Franchised restaurants open at end of period	136	133	129	135	139
Comparable restaurant sales increase (decrease)(5)	(0.6)%	(11.1)%	(1.4)%	2.4%	2.4%

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

(6)
Fiscal year 2010 reflects a significant and infrequent pre-tax charge of $2.6 million related to the retirement of the Company's chief executive officer and appointment of a new chief executive officer. Fiscal year 2010 also includes a pre-tax non-cash asset impairment charge of $6.1 million related to the impairment of four restaurants.

(7)
Fiscal year 2009 reflects a net significant and infrequent pre-tax charge of $4.0 million related to the option tender offer completed during the first quarter 2009. This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.

(8)
Fiscal year 2006 earnings per basic and diluted share include approximately $0.11 per share related to an additional week.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        As of December 26, 2010, we owned and operated or franchised 450 Red Robin® restaurants in 40 states and Canada, of which 314 were company-owned and 136 were operated under franchise. For the fiscal year 2011, we plan to open 10 new company-owned Red Robin® restaurants and we believe our franchisees will open about three to four new restaurants.

        Our primary source of revenue is from the sale of food and beverages at company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

        The following summarizes the operational and financial highlights of fiscal year 2010 and our 2011 outlook:

  •
  Comparable Restaurant Revenue.  For the fifty-two weeks ended December 26, 2010, the 303 restaurants in our current comparable base experienced a 0.6% decrease in sales from these same restaurants last year. This decrease was comprised of a 1.1% increase in guest counts that was more than fully offset by a decrease in price and mix of 1.7%. During fiscal 2010, we experienced four quarters of positive guest counts, reversing the negative trend that began in early 2008 and continued in 2009. We attribute this increased guest count to our 2010 marketing efforts and a stronger macroeconomic environment. The decline in pricing is also primarily the result of our 2010 Limited Time Offer ("LTO") promotions' lower price point and negative revenue impact of changes in product mix. In the third and fourth quarter 2010 both guest counts and overall comparable sales were positive.

  •
  Marketing Efforts.  In 2010, our marketing strategy was focused on product news with an emphasis on quality, value, and variety to drive guest traffic, retention, and loyalty, which are key components of our "YUMMM" ® advertising campaign. During 2010, we launched three LTO promotions featuring two products at a $6.99 price point ($5.99 price point in the first LTO promotion). For the fiscal year ended December 26, 2010, our television advertising support of our 2010 LTO promotions increased our total marketing spend to $15.4 million. We believe our 2010 LTO promotions, supported by national television and digital advertising, contributed to our increased guest counts and restaurant sales. Restaurant sales and guest counts during the promotional campaigns ran higher than pre- and post-promotional periods. In addition, our guest counts exceeded reported competitor guest traffic after our TV campaign began. We will continue our LTO promotional strategy supported with television advertising in 2011 which we expect to be equal to approximately 1.5% of restaurant revenues in 2011.

  •
  Food Costs.  During 2010, we saw an increase in the price of ground beef and produce compared to 2009 prices. We bought our ground beef on the spot market in 2010 at prices significantly in excess of 2009 prices. We experienced an increase in produce costs due to inclement weather during 2010. Pricing on our overall commodity basket on a blended basis is expected to increase 3% to 4% in 2011. We will continue to see pressure from ground beef, which is expected to be above 2010 average price by between 10% and 15%. In response to these rising commodity costs, we are expecting to take about a 1.5% price increase in April. We also expect to begin to see the benefit in 2011 from having consolidated our distribution system in 2010 and other cost reduction initiatives associated with Project RED.

  •
  Labor.  Labor costs as a percentage of revenue increased in fiscal year 2010 by 0.7% as a percentage of restaurant revenues primarily due to increase in manager bonuses as a percentage of average restaurant sales volumes. Labor costs are expected to be impacted in 2011 by minimum wage increases in certain states, in addition to increases in benefits and taxes.

  •
  New Restaurant Openings.  We opened 11 new company-owned restaurants during fiscal year 2010. In the near term, we are expecting 2011 development plans to be similar to 2010 as we seek to deploy our capital conservatively while maintaining restaurant growth. We plan on opening 10 new company-owned restaurants in 2011. We believe we will fund all 2011 costs for restaurant development to be funded from our operating cash flow.

  •
  Asset Impairment.  During the third quarter of fiscal 2010, we determined that four company-owned restaurants were impaired. The Company recognized a non-cash impairment pre-tax charge of $6.1 million related to the impairment of these four restaurants. We reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The carrying amount of each restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of each restaurant's carrying amount over its fair value.

  •
  Executive Transition.  Stephen E. Carley was appointed as Chief Executive Officer of the Company and as a member of the Board, effective as of September 13, 2010. In connection with the appointment of Mr. Carley as the Company's new Chief Executive Officer, the Company also announced the retirement of Dennis B. Mullen, the former Chief Executive Officer. $2.6 million in pre-tax charges related to executive transition were recorded to selling, general and administrative expense primarily in the fiscal third quarter.

Unit Data and Comparable Restaurant Sales

        The following table details data pertaining to the number of restaurants for both company-owned and franchise locations for the years indicated.

	2010	2009	2008
Company-owned:
Beginning of period	306	294	249
Opened during period	11	15	31
Acquired from franchisees	—	1	15
Closed during period	(3)	(4)	(1)

End of period	314	306	294

Franchised:
Beginning of period	133	129	135
Opened during period(a)	7	5	10
Sold or closed during period(a)	(4)	(1)	(16)

End of period	136	133	129

Total number of Red Robin® restaurants	450	439	423

(a)
Includes two franchised restaurants that were closed in 2010 and re-opened during 2010.

Results of Operations

        Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2010	2009	2008
Revenues:
Restaurant	97.9%	98.5%	98.4%
Franchise royalties and fees	1.6	1.5	1.6
Other revenue	0.5	—	—

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.4	24.1	23.8
Labor (includes 0.1%, 0.2% and 0.1% of stock-based compensation expense, respectively)	35.5	34.8	33.9
Operating	14.8	14.8	14.5
Occupancy	7.4	7.5	6.7

Total restaurant operating costs	82.2	81.2	78.9

Depreciation and amortization	6.6	6.8	5.9
Selling, general and administrative (includes 0.4%, 0.7% and 0.6% of stock-based compensation expense, respectively)	10.3	9.1	9.6
Franchise development	0.5	0.5	0.5
Pre-opening costs	0.3	0.4	0.9
Asset impairment charge	0.7	—	0.2
Reacquired franchise and other acquisition costs	—	—	0.1

Income from operations	1.1	3.3	5.2

Other (income) expense:
Interest expense, net	0.6	0.8	1.0
Other	(0.0)	—	(0.1)

Total other expenses	0.6	0.8	0.9
Income before income taxes	0.5	2.6	4.3
(Provision) benefit for income taxes	0.3	(0.5)	(1.1)

Net income	0.8%	2.1%	3.2%

Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

(In thousands, except percentages and average weekly sales volumes)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Restaurant revenue	$846,389	$828,031	2.2%	$854,690	(3.1)%
Franchise royalties and fees	13,409	12,825	4.6%	14,323	(10.5)%
Other revenue	4,471	189	NM (2)	202	(6.4)%

Total revenues	$864,269	$841,045	2.8%	$869,215	(3.2)%
Average weekly sales volumes:
Comparable restaurants	$53,447	$54,280	(1.5)%	$62,128	(12.6)%
Non-comparable restaurants	$58,842	$53,026	11.0%	$55,640	(4.7)%
2008 Acquired Restaurants(1)	$—	$51,392	(100.0)%	$53,057	(3.1)%

(1)
2008 Acquired Restaurants refers to 15 franchised Red Robin® restaurants we acquired during 2008. Beginning the third quarter of 2009, these restaurants entered into the comparable restaurant population and their average weekly sales volume, from that time forward, are included in the comparable restaurant category.

(2)
Percentage change of more than 100% is considered not meaningful.

        Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $18.4 million, or 2.2%, from fiscal year 2009. The significant factors contributing to our increase in restaurant revenue was revenue growth from our new restaurant openings offset by the 0.6% decrease in sales from our comparable restaurants. Restaurant revenues for restaurants not in the comparable sales base increased $21.3 million, of which $17.9 million was attributable to restaurants opened during fiscal year 2010. Restaurants in the comparable sales base experienced a revenue decline of $3.0 million from prior year.

        In 2009, restaurant revenue declined $26.7 million, or 3.1%, from fiscal year 2008. Restaurants in the comparable sales base experienced a revenue decline of $82.3 million from the fiscal year 2008. Restaurant revenues for restaurants not in the comparable sales base increased $55.6 million, of which $33.4 million was attributable to restaurants opened during fiscal year 2009.

        Average weekly sales volumes represent the total sales for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of fiscal year 2010, there were 303 comparable restaurants compared to 277 comparable restaurants at the end of 2009. Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented. At the end of fiscal year 2010, there were 13 non-comparable restaurants versus 49 at the end of fiscal year 2009. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period. The 1.5% decrease in average comparable restaurant weekly sales in fiscal year 2010 was primarily the result of a decrease in average guest check during 2010 from our LTO Promotions.

        Franchise royalties and fees consist primarily of royalty income and initial franchise fees, increased $0.6 million or 4.6%, from 2009. The year over year increase in franchise royalties and fees is primarily attributable to the overall increase in reported franchise sales. Our franchisees reported that comparable sales increased 0.3% for U.S. restaurants and decreased 1.7% for Canadian restaurants in the year ended December 26, 2010. Franchise royalties and fees for 2009 decreased over 2008 due primarily to overall decrease in reported franchise sales.

        Other revenue consists primarily of gift card breakage. We recognize restaurant revenue when a gift card is redeemed by a guest. Gift card breakage revenue is recognized if the likelihood of gift card redemption is remote and we determine that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. We base the gift card breakage rate upon specific historical redemption patterns. We recognize gift card breakage by applying our estimate of the rate of gift card breakage over the period of estimated performance. The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the first quarter 2010, and we recognized $3.5 million as a onetime pre-tax revenue adjustment during the fiscal first quarter 2010. We recognized $4.3 million (inclusive of the onetime revenue adjustment) of gift card breakage for fiscal year 2010.

Costs and Expenses

Cost of Sales

(In thousands, except percentages)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Cost of sales	$206,639	$199,195	3.7%	$203,463	(2.1)%
As a percent of restaurant revenue	24.4%	24.1%	0.3%	23.8%	0.3%

        Cost of sales, comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 0.3% in 2010. The increase in food costs as a percentage of restaurant revenue in 2010 was driven by a 0.2% reduction in revenue from our 2010 LTO Promotions pricing, a 0.2% increase in ground beef costs and 0.2% increase in produce costs. These increases were partially offset by a combined 0.3% decrease in expenses for bread, fry oil and other meats. The increase in produce and ground beef is due to higher raw material costs and change in product mix.

        Cost of sales as a percentage of restaurant revenue increased 0.3% in 2009 compared to 2008 driven by a 0.4% increase in food costs as a percentage of restaurant revenue, partially offset by a 0.1% decrease in beverage costs as a percentage of revenue. The increase in food costs as a percentage of restaurant revenue in 2009 was due primarily to higher contracted raw material pricing for potatoes of 0.2% and ground beef of 0.1%.

Labor

(In thousands, except percentages)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Labor	$300,878	$287,981	4.5%	$289,702	(0.6)%
As a percent of restaurant revenue	35.5%	34.8%	0.7%	33.9%	0.9%

        Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation expense, bonuses, taxes, and benefits for restaurant team members. Labor as a percentage of restaurant revenue increased in 2010 due to an increase in manager bonus expense, of 0.5%. Additionally, our 2010 LTO price promotions and changes in product mix resulted in an approximate 0.5% increase in labor expenses as a percentage of revenue. These increases were partially offset by a 0.2% decrease in hourly wages and a 0.2% decrease in payroll taxes due to the payroll tax holiday provided by the 2010 Hiring Incentives to Restore Employment (HIRE) Act. Offsetting these increases were decreases in stock compensation expense of 0.1%. Hourly wages as a percentage of restaurant revenue were relatively flat in 2010 compared to 2009 due to management's focus on productivity and maintaining staffing levels that are consistent with our sales volumes, which helped to offset minimum wage increases.

        Labor as a percentage of restaurant revenue for 2009 increased over the prior year due to an increase in fixed management salaries of 0.6%, insurance costs of 0.4%, and workers compensation costs of 0.2%. Additionally, a stock based compensation charge of $886,000, or 0.1% of restaurant revenue, related to the tender offer increased labor costs. Offsetting these increases were decreases in vacation expense of 0.2% and restaurant level bonuses of 0.2%.

  Operating

(In thousands, except percentages)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Operating	$125,137	$122,183	2.4%	$123,823	(1.3)%
As a percent of restaurant revenue	14.8%	14.8%	0.0%	14.5%	0.3%

        Operating costs include variable costs such as restaurant supplies, energy costs, and other costs such as service repairs and maintenance costs. During 2010, operating costs as a percentage of restaurant revenue remained flat. Contributing to this 0% change as a percentage of restaurant revenue was a combination of a 0.25% deleverage from lowered revenue due to price and product mix changes, an 0.1% increase in repairs and maintenance expense offset by a 0.15% decrease in restaurant supplies, and a 0.2% decrease in miscellaneous costs such as utilities, promotional and other expenses.

        Operating costs as a percentage of restaurant revenue increased 0.3% in 2009 primarily due to a 0.3% increase in repairs and maintenance expenses and a 0.2% increase in other miscellaneous costs, partially offset by a 0.2% decrease in restaurant supplies.

  Occupancy

(In thousands, except percentages)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Occupancy	$63,055	$62,420	1.0%	$56,908	9.7%
As a percent of restaurant revenue	7.4%	7.5%	(0.1)%	6.7%	0.8%

        Occupancy costs include fixed rents, contingent rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs. Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs. Occupancy costs as a percent of restaurant revenue decreased 0.1%, driven by a 0.2% decrease in general liability insurance as a percent of restaurant revenue, offset by an increase of fixed rent expense as a percentage of restaurant revenue of 0.1%.

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

Depreciation and Amortization

(In thousands, except percentages)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Depreciation and amortization	$56,738	$57,166	(0.7)%	$51,687	10.6%
As a percent of total revenues	6.6%	6.8%	(0.2)%	5.9%	0.9%

        Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and liquor licenses. Depreciation and amortization expense decreased $0.4 million, or 0.7%, due to three restaurant closures during the fiscal year and the reduction in depreciation and amortization from assets whose amortizable base was reduced through an impairment charge in the fiscal third quarter. Depreciation and amortization expense as a percentage of total revenues decreased in 2010 due to increased average restaurant sales volumes and a decrease in overall expense.

        In 2009, depreciation and amortization increased $5.5 million, or 11%, due primarily to the addition of depreciable assets from new restaurant openings and restaurants acquired in 2008. Depreciation and amortization as a percentage of total revenues increased in 2009 due to lower average restaurant sales volumes.

Selling, General and Administrative

(In thousands, except percentages)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Selling, general and administrative	$88,836	$76,260	16.5%	$83,379	(8.5)%
As a percent of total revenues	10.3%	9.1%	1.2%	9.6%	(0.5)%

        Selling, general and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, office rent, professional and consulting fees, Board of Directors expenses, legal and marketing costs.

        Selling, general and administrative costs increased $12.6 million, or an increase as percent of total revenues of 1.2% in 2010 due primarily to an increase of $12.9 million in the marketing and advertising campaign related to television media support for the spring, summer and fall LTO campaigns. Additionally, we also experienced $2.6 million of additional expense for the 2010 CEO transition and $1.1 million of additional expense for the Board of Directors and governance-related matters. These increases were partially offset by $1.1 million decrease in bonuses at the corporate level and a $2.6 million decrease in stock compensation related primarily to the options tender offer during the first quarter of fiscal 2009.

        In 2009, selling, general and administrative costs decreased $7.1 million, or a decrease of 0.5% as a percent of revenue due to a decrease in marketing expenses of $7 million due to a reduced focus on national cable television advertising and a greater focus on digital and targeted direct advertising to promote product news and drive incremental guest traffic. Additionally, travel costs decreased $1.9 million primarily due to a decrease in travel costs related to our reduced number of new restaurant openings and the associated training activities. Offsetting these decreases was an increase in bonuses as 2008 performance-based bonuses were significantly reduced.

Franchise Development

(In thousands, except percentages)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Franchise development	$4,122	$4,203	(1.9)%	$4,597	(8.6)%
As a percent of total revenues	0.5%	0.5%	0.0%	0.5%	0.0%

        Franchise development costs include the costs of our franchise and operations support teams including salaries and benefits, travel and training expenses, and costs associated with our annual leadership conference. Franchise development costs as a percentage of total revenues were flat in 2010 compared to 2009 and were also flat in 2009 compared to 2008.

Pre-opening Costs

(In thousands, except percentages)	2010	2009	2010 - 2009 Percent Change	2008	2009 - 2008 Percent Change
Pre-opening costs	$3,015	$3,696	(18.4)%	$8,109	(54.4)%
As a percent of total revenues	0.3%	0.4%	(0.1)%	0.9%	(0.5)%
Average per restaurant pre-opening costs	$258	$249	3.6%	$264	(5.7)%

        Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants. Pre-opening costs for 2010, 2009, and 2008 reflect the opening of 11, 15, and 31 new restaurants, respectively. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented. The 2010 average per restaurant pre-opening costs increased moderately due to travel related costs.

        The 2009 average per restaurant pre-opening costs decreased over prior year due primarily to lower labor and travel costs of 15% and 9%, respectively, partially offset by an 11% increase in occupancy costs for our new restaurant openings as well as conversion of existing restaurant and other retail structures for four of the restaurants opened during the year.

Asset Impairment Charge and Restaurant Closure Costs

        During the third quarter of fiscal 2010, we determined that four company-owned restaurants were impaired. The Company recognized a non-cash pre-tax impairment charge of $6.1 million related to these four restaurants. We reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of each restaurant's carrying amount over its fair value.

        We closed three and four restaurants in fiscal 2010 and 2009, respectively. The locations closed represented restaurants operating below acceptable profitability levels or were older restaurants whose leases were not extended or were in need of significant capital improvements that were not projected to provide acceptable returns in the foreseeable future. We recognized charges of $856,000 and $562,000 in fiscal 2010 and 2009, respectively, related to lease terminations and other closing related costs. These three closed restaurants in 2010 were not part of the impairment charge taken in the third quarter of fiscal 2010.

        In 2008 we recognized $1.0 million of asset impairment charges related to the write-down of the carrying value of a portion of long-lived assets associated with the four restaurants closed in 2009. In addition to the impairment charges related to the restaurant closures, we recognized $0.9 million of non-cash impairment charges in 2008 for two restaurants that were not meeting acceptable cash flow levels. There were no asset impairment charges recognized in 2009.

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

Interest Expense

        Interest expense in 2010, 2009 and 2008 was $5.1 million, $6.9 million, and $8.6 million, respectively. Interest expense in 2010 was lower than 2009 due to reduced outstanding borrowings under our credit facility offset by a slightly higher weighted average interest rate of 3.0% versus 2.8% in 2009. Interest expense in 2009 was lower than 2008 due to reduced outstanding borrowings under our credit facility and a lower weighted average interest rate of 2.8% versus 4.0% in 2008. We believe interest expense will increase in 2011 as we refinance our current credit facility at potentially higher interest rates.

Provision for Income Taxes

        The provision for income taxes decreased $6.5 million, to a tax benefit of $2.6 million in 2010, from tax expense of $3.9 million in 2009. Our effective income tax rate was 54.3%, a tax benefit, for 2010, 18.3%, a tax expense, for 2009, and 26.6%, a tax expense, for 2008. The decreases in 2010 versus 2009 and 2009 versus 2008 were primarily due to the impact of more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income, which did not change at the same rate as the decrease in income.

Liquidity and Capital Resources

        General.    Cash and cash equivalents decreased $2.4 million to $17.9 million at December 26, 2010, from $20.3 million at the beginning of the fiscal year. This decrease in our cash position is the net result of $70.6 million of cash provided by operating activities, offset by $35.1 million used for the construction of new restaurants and expenditures for facility improvements, and $37.9 million net pay down of debt. We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, make investments in our technology infrastructure, pay down debt, and repurchase some of our outstanding common stock subject to appropriate valuation of our stock and other standard considerations.

        Credit Facility.    Our existing credit facility has permitted us to have a more flexible capital structure and facilitate our growth plans. The credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus a margin that is currently 1.00%. The credit agreement also allows us, subject to lender participation which is at their sole discretion, to increase the revolving credit facility by up to an additional $100 million in the future and to request maturity extensions. As part of the credit agreement, we may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets of the Company and its subsidiaries (including all real and personal property) with customary exceptions. Our credit facility is with a consortium of banks that include Wells Fargo Bank N.A. (formerly Wachovia Bank N.A.), Bank of America N.A., Keybank N.A., and SunTrust

Bank, National Association ("SunTrust") among others. We do not believe that any of our lenders will not be able to fulfill their lending commitments under our credit facility. In anticipation of 2012 expiration of the credit facility, we have begun discussions with our current lenders to refinance the credit facility in 2011, and are considering options in connection therewith.

        With regard to the current term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007 and will end on the maturity date of the term loan. At December 26, 2010, we had $104.0 million of borrowings outstanding under our term loan, and $43.0 million of borrowings and $6.6 million of letters of credit outstanding under our $150 million revolving credit facility. Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original agreement and subsequent amendment to the credit facility are $500,000 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 26, 2010. We expect to incur loan origination and similar costs in connection with the refinancing.

        Covenants.    We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, and dividend payments. In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months' earnings before interest, taxes, depreciation, and amortization adjusted for certain non-cash charges; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations. As of December 26, 2010, we were in compliance with all debt covenants and expect to remain in compliance with our current credit agreements through fiscal year 2011.

        Debt Outstanding.    Total debt outstanding decreased $32.8 million to $158.5 million at December 26, 2010 from $191.3 million at December 27, 2009, primarily due to our scheduled debt repayments of $18.7 million and additional repayments of $13.1 million, as well as payments on our capital lease obligations of approximately $1.0 million. Our current credit agreement matures in 2012 and we expect to refinance our current credit facility to take advantage of the current low interest rate environment and maintain the financial flexibility we need to build our business in the future. The Company believes this refinancing will be completed in 2011.

        Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 26, 2010 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$146,953	$18,739	$128,214	$—	$—
Capital lease obligations(2)	16,416	1,492	2,625	2,118	10,181
Operating lease obligations(3)	394,921	41,894	82,688	78,616	191,723
Purchase obligations(4)	3,115	3,115	—	—	—
Other non current liabilities(5)	3,927	1,056	833	338	1,700

Total contractual obligations	$565,332	$66,296	$214,360	$81,072	$203,604

(1)
Long-term debt obligations represent borrowings under our credit agreement including interest of $3.0 million based on a 2.07% average borrowing interest rate. Outstanding letters of credit of $6.6 million are included in the less than 1 year total.

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

(5)
Other noncurrent liabilities include executive deferred compensation, accrued restaurant bonuses for long-term incentive plans, uncertain tax positions, and vendor deposits.

        Capital Expenditures.    Capital expenditures, including capital lease obligations, were $35.0 million, $49.1 million, and $85.4 million in 2010, 2009, and 2008, respectively. Fiscal year 2010, compared with fiscal year 2009, includes lower expenditures for new restaurants as well as reductions in facility improvements. The decrease in cash flows utilized in 2009 compared with 2008 includes lower expenditures for new restaurants as well as reductions in facility improvements.

        In fiscal year 2011, capital expenditures are expected to be approximately $39 to $41 million. In addition to the construction of 10 new restaurants, we will continue our investment in restaurant remodels and capital improvements. We will also make significant investments in our data infrastructure including the replacement of several key operational and financial systems.

        Stock Repurchase.    During 2008, we purchased a total of 1,480,763 shares of our common stock for approximately $50.0 million with an average purchase price of $33.76 per share. Also during 2008, the Company's board of directors authorized an additional repurchase of up to $50.0 million of the Company's equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2011. No shares were repurchased under the plan through fiscal year 2010. The Company intends to spend up to $25 million to repurchase common stock funded by operating cash flow and available credit in the first six months of 2011, subject to appropriate valuation of the Company's shares and other standard considerations.

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

        Financial Condition and Future Liquidity.    We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital. We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because restaurant operations are primarily conducted on a cash basis. Rapid turnover results in limited investment in inventories, and cash from sales is usually received before related accounts payable for food, supplies and payroll become due.

Inflation

        The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in fiscal year 2010, due primarily to higher costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Our ground beef, which is purchased on the spot market, has consistently been higher than 2009 prices, our hamburger costs as a percentage of revenue were 0.2% higher than 2009. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2011, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2011.

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

        Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. During 2010, we determined that four company-owned restaurants were impaired. The Company recognized a non-cash impairment pre-tax charge of $6.1 million related to the impairment of these four restaurants. During 2008, we recorded $1.9 million pre-tax of impairments of certain long-lived restaurants for six restaurants. We may record future impairments for restaurants whose operating performance falls below current expectations. We have followed a consistent approach to evaluating whether there are impairments of long-lived assets. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions and with respect to conditions at specific locations.

        Goodwill.    We evaluate goodwill annually or more frequently if indicators of impairment are present. We performed step one of the impairment test as of December 26, 2010. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company's stock price and a control premium to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. We do evaluate all methods to ensure reasonably consistent results. Additionally, we evaluate the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, we determined that goodwill was not impaired as of December 26, 2010, as the percentage by which the fair value exceeded the carrying value was approximately 14%. However, an impairment charge may be triggered in the future, if the value of our stock declines, sales in our restaurants decline beyond current forecast, or if there are significant adverse changes in the operating environment of the restaurant industry. We have followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions.

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

        Insurance/Self-Insurance Liabilities.    The Company is self-insured for a portion of losses related to group health insurance, general liability and workers' compensation. We maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial based estimates, as well as incurred but not reported claims, and is closely monitored and adjusted when warranted by changing circumstances. In addition, our history of self-insured experience is short and our significant rate of growth could affect the accuracy of estimates based on historical experience. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, our accrued liabilities might not be sufficient, and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes in our estimates may produce materially different amounts of expense than that reported historically under these programs. We have not made any changes to the assumptions used to account our self-insurance liabilities in the past three years.

        Estimating Fair Value.    The Company has a deferred compensation plan, an associated life insurance policy and derivative financial instruments, which are all carried at fair value.

        Fair value is defined by accounting guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's approach to estimating fair value may require the Company to make significant judgments regarding inputs into the valuation In estimating fair values for derivative financial instruments, the Company believes that third-party market prices are the best evidence of exit price and where available, bases its estimates on such prices. All key assumptions and valuations are the responsibility of management.

        Income Taxes.    The determination of the Company's provision for income taxes requires management's judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company establishes contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. The Company's reserves reflect its judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved or clarified. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease the Company's income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these assets will be adjusted through the Company's provision for income taxes in the period in which this determination is made.

        Unearned Revenues.    Unearned revenues represent our liability for gift cards that have been sold but not yet redeemed. We recognize sales when the gift card is redeemed by the customer. Although there are no expiration dates or dormancy fees for our gift cards, based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as "breakage." We recognize breakage within other revenue for unused gift card amounts in proportion to actual gift card redemptions, which is also referred to as the "redemption recognition" method. The estimated value of gift cards expected to go unused is recognized over the expected period of redemption as the remaining gift card values are redeemed. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimate of our breakage rate periodically and apply that rate to gift card redemptions.

        Stock-Based Compensation Expense.    We account for stock-based compensation in accordance with fair value recognition provisions, under which we recognize stock-based compensation using the Black-Scholes or Monte Carlo (for performance based units) option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. We have not made any changes to the assumptions used to account for stock-based compensation in the past three years, other than an increase in the forfeiture rate we apply to officer grants, due to the recent officer transitions. During 2010, the Company granted performance based restricted stock units (PSUs) to executives and other key employees. These PSUs contain a market condition based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group. The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics. The fair value of the PSUs is calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. This method uses judgment and estimation which is the responsibility of management.

Off Balance Sheet Arrangements

        Except for operating leases (primarily restaurant leases) entered into the normal course of business, we do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on the consolidation of variable interest entities ("VIE"), which was effective beginning fiscal year 2010. The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and it requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This new guidance did not have a material effect on the Company.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Under our credit agreement, amended in June 2007, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of December 26, 2010, we had $77.0 million of borrowings subject to variable interest rates, after considering the impact of variable-to-fixed interest rate swaps. A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $770,000 on an annualized basis.

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

        During March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust to mitigate our floating interest rate on an aggregate of up to $120 million of our debt that is currently or expected to be outstanding under our amended and restated credit facility. The interest rate swap has an effective date of March 19, 2008 and a termination date of March 19, 2010 for $50 million of the initial $120 million and March 19, 2011 for the remaining $70 million. The agreement was designated as a cash flow hedge under which we are required to make payments based on a fixed interest rate of 2.7925% calculated on an initial notional amount of $120 million, in exchange we will receive interest on a $120 million of notional amount at a variable rate. The variable rate interest we receive is based on the 3-month LIBOR rate. This hedge is highly effective and there were no gains or losses related to hedge ineffectiveness recognized in earnings during 2010. As of December 26, 2010, the $1 million unrealized gain, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive (loss). Refer to Note 9, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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
Greenwood Village, Colorado

        We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 26, 2010 and December 27, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 25, 2011

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 26, 2010	December 27, 2009
Assets:
Current Assets:
Cash and cash equivalents	$17,889	$20,268
Restricted cash—marketing funds	91	189
Accounts receivable, net	6,983	5,179
Inventories	16,037	14,526
Prepaid expenses and other current assets	7,509	6,203
Income tax receivable	3,822	4,713
Deferred tax asset	1,294	4,127

Total current assets	53,625	55,205

Property and equipment, net	414,048	431,536
Goodwill	61,769	61,769
Intangible assets, net	43,056	47,426
Other assets, net	6,759	4,159

Total assets	$579,257	$600,095

Liabilities and Stockholders' Equity:
Current Liabilities:
Trade accounts payable	$12,776	$10,891
Construction related payables	2,943	3,181
Accrued payroll and payroll related liabilities	29,137	26,912
Unearned revenue, net	14,391	15,437
Accrued liabilities	18,592	19,483
Current portion of term loan notes payable	18,739	18,739
Current portion of long-term debt and capital lease obligations	838	779

Total current liabilities	97,416	95,422

Deferred rent	34,214	30,996
Long-term portion of term loan notes payable	85,214	103,954
Other long-term debt and capital lease obligations	53,731	67,862
Other non-current liabilities	8,021	13,239

Total liabilities	278,596	311,473

Stockholders' Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,101,897 and 17,079,267 shares issued; 15,600,867 and 15,586,948 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 1,501,030 and 1,492,280 shares, at cost	(50,321)	(50,125)
Paid-in capital	171,558	167,637
Accumulated other comprehensive loss, net of tax	(197)	(1,212)
Retained earnings	179,604	172,305

Total stockholders' equity	300,661	288,622

Total liabilities and stockholders' equity	$579,257	$600,095

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Revenues:
Restaurant revenue	$846,389	$828,031	$854,690
Franchise royalties and fees	13,409	12,825	14,323
Other revenue	4,471	189	202

Total revenues	864,269	841,045	869,215

Costs and expenses:
Restaurant operating costs:
Cost of sales (exclusive of depreciation and amortization shown separately below):	206,639	199,195	203,463
Labor (includes $839 , $1,371, and $1,229 of stock-based compensation, respectively)	300,878	287,981	289,702
Operating	125,137	122,183	123,823
Occupancy	63,055	62,420	56,908
Depreciation and amortization	56,738	57,166	51,687
Selling, general and administrative expenses (includes $3,273 $5,514 and $5,602 of stock-based compensation, respectively	88,836	76,260	83,379
Franchise development	4,122	4,203	4,597
Pre-opening costs	3,015	3,696	8,109
Asset impairment charge	6,116	—	1,906
Reacquired franchise and other acquisition costs	—	—	451

Total costs and expenses	854,536	813,104	824,025

Income from operations	9,733	27,941	45,190
Other (income) expense:
Interest expense	5,112	6,903	8,557
Interest income	(63)	(111)	(320)
Other	(46)	(380)	14

Total other expenses	5,003	6,412	8,251
Income before income taxes	4,730	21,529	36,939
Provision (benefit) for income taxes	(2,569)	3,930	9,813

Net income	$7,299	$17,599	$27,126

Earnings per share:
Basic	$0.47	$1.14	$1.70

Diluted	$0.46	$1.14	$1.69

Weighted average shares outstanding:
Basic	15,536	15,392	15,927

Diluted	15,709	15,504	16,047

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

						Accumulated Other Comprehensive (Loss) net of tax
	Common Stock		Treasury Stock
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2007	16,805	$17	11	$(83)	$156,928	$—	$127,580	$284,442
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	130	—	—	—	946	—	—	946
Tax benefit on exercise of stock options	—	—	—	—	326	—	—	326
Acquisition of treasury stock	—	—	1,481	(50,042)	—	—	—	(50,042)
Non-cash stock compensation	—	—	—	—	7,222	—	—	7,222
Common stock issued through employee stock purchase plan	19	—	—	—	510	—	—	510
Net income	—	—	—	—	—	—	27,126	27,126
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(1,622)	—	(1,622)

Comprehensive income								25,504

Balance, December 28, 2008	16,954	17	1,492	(50,125)	165,932	(1,622)	154,706	268,908
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	94				(3,773)			(3,773)
Tax benefit on exercise of stock options	—	—	—	—	215	—	—	215
Non-cash stock compensation	—	—	—	—	6,980	—	—	6,980
Tender offer, net of tax of $1.3 million	—	—	—	—	(2,167)	—	—	(2,167)
Common stock issued through employee stock purchase plan	31	—	—	—	450	—	—	450
Net income	—	—	—	—	—	—	17,599	17,599
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	410	—	410

Comprehensive income	—	—	—	—	—	—	—	18,009

Balance, December 27, 2009	17,079	17	1,492	(50,125)	167,637	(1,212)	172,305	288,622
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	(9)	—	9	(196)	(263)	—	—	(459)
Tax benefit (expense) on exercise of stock options	—	—	—	—	(502)	—	—	(502)
Non-cash stock compensation	—	—	—	—	4,212	—	—	4,212
Common stock issued through employee stock purchase plan	32	—	—	—	474	—	—	474
Net income	—	—	—	—	—	—	7,299	7,299
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	1,015	—	1,015

Comprehensive income	—	—	—	—	—	—	—	8,314

Balance, December 26, 2010	17,102	$17	1,501	$(50,321)	$171,558	$(197)	$179,604	$300,661

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Cash Flows From Operating Activities:
Net income	$7,299	$17,599	$27,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,738	57,166	51,687
Gift card breakage	(4,286)	—	—
Provision (benefit) for deferred income taxes	(2,199)	(1,290)	6,670
Asset impairment charge	6,116	—	1,906
Amortization of debt issuance costs	342	342	310
Stock-based compensation	4,112	6,889	6,831
Restaurant closure costs	856	562	—
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(1,108)	908	(848)
Inventories	(1,510)	(1,403)	(1,961)
Prepaid expenses and other current assets	(1,305)	3,583	759
Income tax receivable	891	1,495	(1,448)
Other assets	(3,183)	(825)	(1,051)
Trade accounts payable and accrued liabilities	4,635	1,383	(3,879)
Deferred rent	3,215	4,206	5,062

Net cash provided by operating activities	70,613	90,615	91,164

Cash Flows From Investing Activities:
Purchases of property and equipment	(34,962)	(48,469)	(83,227)
Acquisition of franchise restaurants, net of cash acquired	—	(1,248)	(29,969)
Changes in marketing fund restricted cash	(98)	169	72

Net cash used in investing activities	(35,060)	(49,548)	(113,124)

Cash Flows From Financing Activities:
Borrowings of long-term debt	193,200	204,900	164,950
Payments of long-term debt and capital leases	(231,943)	(235,956)	(96,486)
Purchase of treasury stock	—	—	(50,042)
Proceeds from exercise of stock options and employee stock purchase plan	811	1,051	1,456
Payment of tender offer for stock options	—	(2,167)	—
Excess tax benefit related to exercise of stock options	—	215	326

Net cash (used in) / provided by financing activities	(37,932)	(31,957)	20,204

Net increase (decrease) in cash and cash equivalents	$(2,379)	$9,110	$(1,756)
Cash and cash equivalents, beginning of year	20,268	11,158	12,914

Cash and cash equivalents, end of year	$17,889	$20,268	$11,158

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

        Red Robin Gourmet Burgers, Inc. (Red Robin or the Company), a Delaware corporation, develops and operates casual-dining restaurants. At December 26, 2010, the Company operated 314 company-owned restaurants located in 31 states. The Company also sells franchises, of which there were 136 restaurants, in 21 states and two Canadian provinces as of December 26, 2010. The Company operates its business as one operating and one reportable segment.

        Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal years 2010, 2009, and 2008 include 52 weeks. The 2011 fiscal year will be 52 weeks ending December 25, 2011.

        Reclassifications—We have reclassified certain items in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal years ended December 26, 2010. These reclassifications had no effect on previously reported net income.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The areas that require management's most significant estimares are impairment of long lived assets, goodwill, lease accounting, insurance/self-insurance, estimating fair value, income taxes, unearned revenue and stock based compensation expense. Actual results could differ from those estimates.

        Cash Equivalents—The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction.

        Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties. In 2010, there was approximately $1.8 million related to tenant improvement allowances in accounts receivable. The allowance for doubtful accounts as of December 26, 2010 and December 27, 2009 was $301,000 and $375,000, respectively.

        Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market. As of December 26, 2010 and December 27, 2009, food and beverage inventories were $5.4 million and $5.0 million, respectively, and supplies inventories were $10.6 million and $9.5 million, respectively.

        Restricted Cash-Marketing Funds—Restricted cash is restricted solely for use by the Company's cooperative marketing fund programs and have been segregated from the Company's assets. All U.S. franchisees and Company restaurants contributed 0.75% of adjusted sales for the first quarter 2010 and 2.0% of adjusted sales for the last three quarters of 2010 to one or more marketing funds to be used for future advertising in accordance with the terms of the programs.

        Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $68,000 in 2010, $110,000 in 2009, and $283,000 in 2008.

        The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years

        The Company capitalizes certain overhead related to the development and construction of its new restaurants. Capitalized overhead for the years ended December 26, 2010, December 27, 2009, and December 28, 2008, was $2.4 million, $2.7 million, and $3.3 million, respectively. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No such expense has been incurred in any of the fiscal years presented.

        Goodwill and Intangible Assets, net—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets, net are comprised primarily of leasehold interests, acquired franchise rights and the costs of purchased liquor licenses. Leasehold interests primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represented the acquired value of franchise contracts, are amortized over the term of the franchise agreements. Liquor licenses are generally amortized over one to five years.

        Goodwill, which is not subject to amortization, is evaluated for impairment annually or more frequently at the level of the Company's single operating segment if indicators of impairment are present. The Company performed step one of the impairment test on the last day of the fiscal year, December 26, 2010. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Based on the completion of the step one test, it was determined that no impairment charges of goodwill were required. Additionally, when we close individual restaurants, we consider whether the cost of closure should include an amount of goodwill based on the fair value method. There was no goodwill charged off in connection with 2010 restaurant closures.

        Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including land, property and equipment, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Restaurant sites and other assets to be disposed of are

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

reported at the lower of their carrying amount or fair value, less estimated costs to sell. During 2010 and 2008, the Company recorded impairments of certain long-lived assets. See Note 4, Restaurant Impairment and Restaurant Closures. There were no impairments recorded in 2009.

        Fair Value Measurements—The Company measures certain financial assets and liabilities at fair value in accordance with the accounting guidance for measuring fair value. These assets and liabilities are measured at each reporting period, and certain of these are revalued as required. See Note 10, Fair Value Measurements.

        Other Assets, net—Other assets, net consist primarily of assets related to the employee deferred compensation plan, unamortized debt issuance costs and various deposits. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's long term debt. Debt issuance costs as of December 26, 2010, and December 27, 2009 were $500,000 and $842,000, respectively.

        Revenue Recognition—Revenues consist of sales from restaurant operations, gift card breakage, franchise royalties and fees, and rental income. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.

        The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company's specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (currently 24 months). The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the first quarter 2010, and recognized $3.5 million into revenue as a one time adjustment. For the fiscal year ended 2010, the Company recognized $4.3 million (inclusive of the one time adjustment) into revenue related to unredeemed gift card breakage. The Company has not recognized breakage on third party gift card sales due to the relatively young age of the third party gift card program. Gift card breakage is included in other revenue in the consolidated statements of operations. Unearned gift card revenue at December 26, 2010 and December 27, 2009, was $14.0 million and $15.4 million, respectively.

        The Company typically grants franchise rights to independent contractors for a term of 20 years, with the right to extend the term for an additional ten years if they satisfy various conditions. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue for franchise fees (included in accrued liabilities on the balance sheet) totaled $230,000 and $375,000 as of December 26, 2010 and December 27, 2009, respectively. Area development fees are recognized proportionately with the opening of each new

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.

        Advertising—Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $28.9 million, $17.2 million, and $24.4 million in 2010, 2009, and 2008, respectively, and are included in selling, general, and administrative expenses in the consolidated statements of income.

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

        Rent—Our leases generally contain escalating rent payments over the lease term as well as optional renewal periods. We account for our leases by recognizing rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is expensed in pre-opening costs. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of lease rent expenses ratably over the lease term.

        Additionally, certain of the Company's operating lease agreements contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable. See Note 13, Commitments and Contingencies.

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

        Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2010, 2009, and 2008, a total of 511,000, 816,000, and 1.8 million weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

        The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2010	2009	2008
Net income	$7,299	$17,599	$27,126

Basic weighted average shares outstanding	15,536	15,392	15,927
Dilutive effect of stock options and awards	173	112	120

Diluted weighted average shares outstanding	15,709	15,504	16,047

Earnings per share:
Basic	$0.47	$1.14	$1.70

Diluted	$0.46	$1.14	$1.69

        Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive loss as presented in the consolidated statements of stockholders' equity for 2010 and 2009 consisted of the unrealized loss, net of tax, on the Company's cash flow hedge which will expire in March 2011. See Note 9. Derivative and Other Comprehensive Income.

        Stock Compensation Expense—The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock, stock bonuses or other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, non-employees, directors and consultants. In 2010, the Company granted performance based restricted stock units ("PSUs") to executives and other key employees. These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition. The Company also maintains an employee stock purchase plan. See Note 16, Stock Incentive Plans, for additional details.

2. Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on the consolidation of variable interest entities ("VIE"), which was effective beginning fiscal year 2010. The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and it requires ongoing assessment of whether an entity is a VIE and whether an interest in a

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recent Accounting Pronouncements (Continued)

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

3. Acquisition of Red Robin Franchised Restaurants

        The Company did not acquire any franchised restaurants during the fiscal year 2010.

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

Pro Forma Results (unaudited)

        Under the authoritative guidance for business combinations, the following unaudited pro forma information presents a summary of the results of operations of the Company assuming the 2008 acquisitions of the franchise restaurants occurred at the beginning of the period presented. Pro forma net income for 2008 excludes a nonrecurring $451,000 pre-tax charge, $331,000 net of tax, related to the reacquired franchise rights and other acquisition costs associated with the 2008 franchise acquisitions. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

(In thousands, except per share data)	Year Ended December 28, 2008
Revenue	$884,224
Net income	27,994
Basic EPS	1.76
Diluted EPS	1.74

4. Restaurant Impairment and Restaurant Closures

  Restaurant Impairment

        During 2010, we determined that the long lived assets of four company-owned restaurants were impaired, and the Company recognized a non-cash impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants. We reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The Company compared the carrying amount of each restaurant's assets to its fair value as estimated by management. The impairment charge represents the excess of each restaurant's carrying amount over its estimated fair value.

  Restaurant Closures

        The Company closed three restaurants in the fiscal year 2010. Two closed locations were at the end of their lease term and management did not believe the other location would provide acceptable returns in the foreseeable future. In fiscal fourth quarter 2008, we impaired one of these locations. There was no associated amount of goodwill to write off in connection with these closures. The Company incurred $856,000 in expenses related to these restaurant closures for fiscal year 2010.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restaurant Impairment and Restaurant Closures (Continued)

        The Company closed four restaurants in the first quarter of 2009. This decision was the result of an initiative to identify restaurants that are in declining trade areas, performing below acceptable profitability levels and/or require significant capital expenditures. The locations closed in 2009 represented older restaurants whose leases were not extended or were in need of significant capital improvements that were not projected to provide acceptable returns in the foreseeable future. We evaluated the 2009 restaurant closures and determined there was no associated amount of goodwill to write-off in connection with these closures. During 2008, the Company recognized non-cash asset impairment charges of $1.0 million related to the write-down of the carrying value of a portion of long-lived assets associated with these restaurants. The Company recognized additional charges of $562,000 during 2009 related to lease terminations and other closing related costs.

        The Company recognized $0.9 million of non-cash impairment charges in the third quarter of 2008 for two restaurants one of which was closed in 2010 and one which has continuing operations. The Company reviewed each location's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The carrying amount of assets attributable to each location was compared to its fair value to determine the impairment charge required.

5. Property and Equipment

        Property and equipment consist of the following at December 26, 2010, and December 27, 2009, (in thousands):

	2010	2009
Land	$35,190	$35,116
Buildings	75,461	69,853
Leasehold improvements	415,041	402,869
Furniture, fixtures and equipment	198,533	189,642
Restaurant property leased to others	4,561	4,561
Construction in progress	4,989	6,456

	733,775	708,497
Accumulated depreciation and amortization	(319,727)	(276,961)

Property and equipment, net	$414,048	$431,536

        Depreciation and amortization expense on property and equipment, including assets under capital lease, was $52.1 million in 2010, $52.3 million in 2009 and $47.5 million in 2008. In 2010, the Company recognized an impairment to depreciable property and equipment and intangible assets subject to amortization relating to the restaurant impairment discussed in Note 4, Restaurant Impairment and Restaurant Closures. The impairment charge reduced the total carrying amount of total property and equipment by $6.1 million, net.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Intangible Assets

        The following table presents goodwill as of December 26, 2010, and December 27, 2009, (in thousands).

	2010	2009
Balance at beginning of year	$61,769	$60,982
Acquisitions (See Note 3)	—	787

Balance at end of year	$61,769	$61,769

        The following table presents intangible assets subject to amortization as of December 26, 2010, and December 27, 2009, (in thousands):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$43,494	$(11,925)	$31,569	$44,346	$(9,592)	$34,754
Leasehold interests	12,955	(2,945)	10,010	12,955	(2,144)	10,811
Liquor licenses	7,661	(6,184)	1,477	6,833	(4,972)	1,861

	$64,110	$(21,054)	$43,056	$64,134	$(16,708)	$47,426

        There were no impairments of intangible assets subject to amortization in 2010 or 2009.            The aggregate amortization expense related to intangible assets subject to amortization for 2010,2009, and 2008 was $4.6 million, $4.7 million and $4.1 million, respectively.

        The estimated aggregate future amortization expense as of December 26, 2010 is as follows, (in thousands):

2011	$4,512
2012	4,034
2013	3,541
2014	3,175
2015	3,011

$18,273

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities

        Accrued payroll and payroll related liabilities consist of the following at December 26, 2010, and December 27, 2009, (in thousands):

	2010	2009
Payroll	$8,118	$7,381
Corporate and restaurant bonuses	3,920	3,761
Workers compensation insurance	5,939	4,747
Accrued vacation	5,629	5,397
Federal and state payroll taxes	3,389	3,523
Other	2,142	2,103

	$29,137	$26,912

        Accrued liabilities consist of the following at December 26, 2010, and December 27, 2009, (in thousands):

	2010	2009
State and city sales taxes	$4,741	$4,687
Interest rate swap, current(1)	411	1,833
Real estate, personal property, state income and other taxes payable	3,061	3,220
General liability insurance	2,378	3,082
Utilities	2,050	1,683
Credit card fees	1,211	1,266
Other	4,740	3,047

	$18,592	$18,818

(1)
See Note 9 Derivative and Other Comprehensive Income

8. Borrowings

        Borrowings at December 26, 2010, and December 27, 2009, are summarized below (in thousands):

	2010		2009
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Term loan facility	$103,954	3.19%	$122,693	3.79%
Revolving credit facility, variable interest rate based on an applicable margin plus LIBOR	43,000	1.28	61,992	1.32
Capital lease obligations	11,568	6.04	6,649	8.07

Total Debt	158,522		191,334
Less: Current portion	(19,577)		(19,518)

Long-term debt	$138,945		$171,816

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Borrowings (Continued)

        Maturities of long-term debt and capital lease obligations as of December 26, 2010 are as follows (in thousands):

2011	$19,577
2012	128,982
2013	765
2014	746
2015	526
Thereafter	7,926

$158,522

        The Company's credit facility is comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates initially based on the LIBOR plus 0.50% to 1.00% depending on the Company's leverage ratios. The credit agreement also allows, subject to lender participation, the Company to increase the credit facility by up to an additional $100 million in the future or extend its maturity. At inception, the Company borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to fund restaurant acquisitions. The term loan is scheduled to be repaid in consecutive quarterly installments of $4.7 million through March 2012 with an estimated final payment of $75.8 million in June 2012. Total repayments are estimated to be $18.7 million for calendar year 2011 and $80.5 million for calendar year 2012 assuming no repayment or refinancing of the credit facility. At December 26, 2010, the Company had $104 million in outstanding borrowings under the term loan facility and $43.0 million in outstanding borrowings under the revolving credit facility.

        As part of the credit agreement, the Company may also request the issuance of up to $15 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. At December 26, 2010, the Company had letters of credit outstanding of $6.6 million. The credit facility requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. The Company's obligations under the credit facility are secured by first priority liens and security interests in the capital stock of subsidiaries of the Company and certain owned real property. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure the respective obligations under the credit facility. Additionally, certain of the Company's real and personal property secure other indebtedness of the Company.

        Loan origination costs associated with the various amendments to the credit facility and the net outstanding balance of costs related to the credit facility are $500,000 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 26, 2010.

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Borrowings (Continued)

        The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments, dividend payments, and is required to maintain certain financial ratios. As of December 26, 2010, the Company was in compliance with all of its debt covenants. For all of 2010, we remained well below the maximum debt leverage ratio of 2.5-to-1 set forth in our credit agreement.

9. Derivative and Other Comprehensive Income

        The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. The Company's counterparty in the interest rate swap is SunTrust Bank, National Association (SunTrust). Market risk, as it relates to the Company's interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

        In March 2008, the Company entered into the variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company's floating interest rate on an aggregate of up to $120 million of debt that is currently outstanding under the Company's amended and restated credit facility. The interest rate swap has an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million will expire on March 19, 2011. The Company is required to make payments based on a fixed interest rate of 2.7925% calculated on the remaining notional amount of $70 million. In exchange, the Company will receive interest on $70 million of the notional amount at a variable rate that is based on the 3-month LIBOR rate. The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge since its inception. Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss ("AOCL") in the accompanying condensed consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company's consolidated balance sheet to interest expense on the Company's consolidated statements of income as the interest expense is recognized on the related debt.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative and Other Comprehensive Income (Continued)

        The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of December 26, 2010 and December 27, 2009 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair value at December 26, 2010	Fair value at December 27, 2009
Accrued liabilities	$411	$1,833
Other non-current liabilities	—	222

Total derivatives	$411	$2,055

        The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of income for the fiscal years ended December 26, 2010 and December 27, 2009 (in thousands):

	2010	2009
Unrealized loss on swap in AOCL (pretax)	$357	$1,630
Realized loss (pretax effective portion) recognized in interest expense	$2,022	$2,284

        As a result of this activity, AOCL decreased by $1.7 million on a pretax basis or $1.0 million on an after tax basis for the fiscal year ended December 26, 2010, decreased by $812,000 on a pretax basis or $410,000 on an after tax basis for the fiscal year ended December 27, 2009, and increased by $2.8 million on a pretax basis or $1.7 million on an after tax basis for the fiscal year ended December 28, 2008. During 2010, the interest rate swap had no hedge ineffectiveness, as a result, no gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no ineffectiveness in the remaining months of the swap. Additionally, the Company had no obligations at December 26, 2010 to post collateral under the terms of the Interest Rate Swap Agreement.

        Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that are excluded from net income. Comprehensive income consisted of (in thousands):

	2010	2009	2008
Net income	$7,299	$17,599	$27,126
Unrealized gain / (loss) on cash flow hedge, net of tax	1,015	410	(1,622)

Total comprehensive income	$8,314	$18,009	$25,504

10. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value

        The derivative liability associated with the interest rate swap is considered to be a Level Two instrument. The interest rate swap is a standard cash flow hedge whose fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves. See Note 9, Derivative and Other Comprehensive Income, for the discussion of the derivative liability.

        The Company's deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, bonuses, and commissions each plan year. The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level Two inputs. See Note 17 Employee Benefit Programs. At December 26, 2010, and December 27, 2009, a liability for participant contributions and investment income thereon of $2.6 million and $2.4 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company's plan administrator purchases corporate-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at December 26, 2010, and December 27, 2009, was $2.5 million and $2.3 million, respectively, is included in other assets, net.

        As of December 26, 2010, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

        The following table presents our assets and liabilities measured at fair value, of which the derivative, deferred compensation plan, and life insurance policy are valued on a recurring basis for the fiscal years ended December 26, 2010 and December 27, 2009 (in thousands):

	December 26, 2010	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,510	$—	$2,510	$—

Total assets measured at fair value	$2,510	$—	$2,510	$—
Liabilities:
Derivative	411	—	411	—
Deferred compensation plan	2,545	—	2,545	—

Total liabilities measured at fair value	$2,956	$—	$2,956	$—

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

	December 27, 2009	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,317	$—	$2,317	$—

Total assets measured at fair value	$2,317	$—	$2,317	$—
Liabilities:
Derivative	2,055	—	2,055	—
Deferred compensation plan	2,358	—	2,358	—

Total liabilities measured at fair value	$4,413	$—	$4,413	$—

Disclosures of Fair Value of Other Assets and Liabilities

        The Company's liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet. For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company's capital lease obligations are considered to be Level 2 instruments. The fair value of the Company's credit facility as of December 26, 2010, and December 27, 2009, was approximately $148.1 million and $179.5 million, respectively. There are $11.6 million of outstanding borrowings recorded for the Company's capital leases as of December 26, 2010, which have an estimated fair value of $11.5 million. At December 27, 2009, the carrying amount of the Company's capital lease obligations was $6.6 million, and the fair value was $7.7 million.

Asset Impairment

        The Company took an impairment charge for four of its restaurants in the third quarter 2010 of $6.1 million. These are considered to be assets that are measured at fair value on a nonrecurring basis. The inputs used for the fair value measurement of the restaurants are considered Level Three. For further information refer to Note 4 Restaurant Impairment and Restaurant Closures .

11. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2010	2009	2008
Income taxes paid	$865	$2,405	$4,597
Interest paid, net of amounts capitalized	4,709	6,567	8,262
Purchases of property and equipment on account	2,943	3,180	9,747
Capital lease obligations incurred for real estate and equipment purchases	5,328	471	399

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

        The provision (benefit) for income taxes consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$596	$3,708	$1,079
State	369	1,512	2,064
Deferred:
Federal	(3,771)	(2,037)	5,892
State	237	747	778

	$(2,569)	$3,930	$9,813

        The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2010	2009	2008
Tax provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	7.4	6.4	4.5
FICA tip tax credits	(99.2)	(23.9)	(13.2)
Other	2.5	0.8	0.3

Effective tax rate	(54.3)%	18.3%	26.6%

        The decreases in 2010 versus 2009 and 2009 versus 2008 were primarily due to more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income, which did not change at the same rate as the decrease in income.

        The Company's total deferred tax assets and liabilities at December 26, 2010, and December 27, 2009, are as follows (in thousands):

	2010	2009
Deferred tax assets	$34,234	$34,627
Deferred tax liabilities	(37,426)	(38,835)

Deferred tax (liabilities), net	$(3,192)	$(4,208)

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The Company's federal and state deferred taxes at December 26, 2010, and December 27, 2009, are as follows (in thousands):

	2010	2009
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$6,515	$5,678
Advanced payments	826	1,955
General business and other tax credits	361	361
Interest rate swap	179	749
Other current deferred tax assets	627	482
Other current deferred tax liabilities	(359)	(297)
Prepaid expenses	(2,429)	(891)
Supplies inventory	(4,426)	(3,910)

Current deferred tax asset, net	$1,294	$4,127

	2010	2009
Non-current deferred tax assets and liabilities, net:
Deferred rent	$9,788	$11,021
Stock-based compensation	4,859	5,795
General business and other tax credits	8,394	3,225
Alternative minimum tax credits	1,262	1,262
Accrued compensation and related costs	674	98
Advanced payments	—	1,100
Other non current deferred tax assets	400	606
Other non current deferred tax liabilities	(278)	(256)
Goodwill	(3,720)	(2,821)
Property and equipment	(26,214)	(28,252)
Franchise rights	349	(208)
Interest rate swap	—	95

Non-current deferred tax (liability), net	(4,486)	(8,335)

	$(3,192)	$(4,208)

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

        The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date. The Company also has general business and other tax credits totaling $8.7 million available to offset future taxes which expire through 2030.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The Company adopted the requirements for accounting for uncertain tax positions on January 1, 2007. Under this interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be able to more likely than not sustain the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2006 through 2010 tax years.

        The following table summarizes the Company's unrecognized tax benefits (in thousands) for the year ended 2010:

	December 26, 2010	December 27, 2009	December 28, 2008
Beginning of year	$1,226	$322	$374
Increase due to current year tax positions	144	1,105	86
Decrease due to current year tax positions	(1,022)	(177)	—
Settlements	—	—	(31)
Reductions related to lapses	(75)	(24)	(107)

End of year	$273	$1,226	$322

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $212,000. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense in the statement of income. In 2010, 2009, and 2008 no penalties were recorded. In 2010, 2009, and 2008 we recorded nominal interest expense on the identifiable tax liabilities. During 2010 we relieved approximately $250,000 of accrued interest associated with a change in tax position and lapses of statutes of limitations associated with uncertain tax positions. At December 26, 2010 and December 27, 2009 we had approximately $9,000 and $262,000, respectively, of accrued interest related to uncertain tax positions.

13. Commitments and Contingencies

Commitments

        Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company's operating leases have remaining non-cancelable terms ranging from less than one year to more than 15 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases is as follows (in thousands):

	2010	2009	2008
Minimum rent	$41,845	$40,319	$35,429
Contingent rent	1,632	1,770	3,273
Equipment rent under operating leases	740	832	789

	$44,217	$42,921	$39,491

        The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings, and equipment at December 26, 2010, and December 27, 2009, was $4.6 million in both periods, and related accumulated depreciation was $2.3 million and $2.2 million, respectively. Rental income was immaterial for fiscal years 2010, 2009 and 2008.

        Future minimum lease commitments and minimum rental income under all leases as of December 26, 2010 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2011	$1,492	$41,894	$150
2012	1,352	41,791	150
2013	1,273	40,897	150
2014	1,195	40,167	150
2015	923	38,449	150
Thereafter	10,183	191,723	38

Total	16,418	394,921	788

Less amount representing interest	(4,850)

Present value of future minimum lease payments	11,568
Less current portion	(838)

Long-term capital lease obligations	$10,730

        As of December 26, 2010 and December 27, 2009, property and equipment included $22.6 million and $13.9 million of assets under capital lease, respectively, and $7.5 million and $6.3 million of related accumulated depreciation, respectively.

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

14. Franchise Operations

        Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2010	2009	2008
Franchise royalties and fees:
Royalty income	$13,175	$12,627	$13,964
Franchise fees	234	198	359

Total franchise royalties and fees	13,409	12,825	14,323
Franchise development costs:
Payroll and employee benefit costs	861	650	937
General and administrative	3,261	3,553	3,660

Total franchise development costs	4,122	4,203	4,597

Operating income from franchise operations	$9,287	$8,622	$9,726

        The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $230,000 and $375,000 as of December 26, 2010 and December 27, 2009, respectively. Area development fees are dependent upon the number of restaurants in the territory as well as the Company's obligations under the area franchise agreement. Consequently, as the Company's obligations are met, area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.

15. Stockholders' Equity

        During 2008, the Company purchased a total of 1,480,763 shares of the Company's common stock for approximately $50.0 million with an average purchase price of $33.76 per share. Also during 2008, the Company's board of directors authorized an additional repurchase of up to $50.0 million of the Company's equity securities of which repurchases may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2010. On August 12, 2010, the Company's board of directors extended this program through December 31, 2011. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares were repurchased under the plan in fiscal years 2010 or 2009.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans

        In 2007, stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 (the 2007 Stock Plan). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), restricted stock, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company's subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 1,824,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 3, 2017, unless terminated earlier by the Company's board of directors. As of December 26, 2010, options to acquire a total of 684,375 shares of the Company's common stock remain outstanding under this plan of which 196,065 were vested.

        The Company has four other stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 26, 2010, options to acquire a total of 245,471 of the Company's common stock remain outstanding under these plans of which 245,055 were fully vested. Options granted under these plans expire within ten years from the date of grant.

        As of December 26, 2010, there was $5.5 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average vesting period of approximately 1.3 years for stock options, 1 year for the non-vested common shares and 1.6 years for the restricted stock units.

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans (Continued)

Stock Options

        The table below summarizes the status of the Company's stock option plans (in thousands, except per share data and exercise price):

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	727	$23.07	2,084	$37.73	1,758	$38.55
Awards granted	344	21.19	413	15.70	568	34.48
Awards cancelled(1)	(118)	21.44	(1,700)	39.83	(191)	40.75
Awards exercised	(23)	14.68	(70)	8.98	(51)	18.66

Options outstanding, end of year	930	$22.78	727	$23.07	2,084	$37.73

(1)
Of the total awards cancelled during fiscal year 2009, approximately 1.6 million are related to the option tender offer.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding as of December 26, 2010	930	$22.78	6.72	$2,514
Options vested and expected to vest as of December 26, 2010(1)	839	$23.13	6.56	$2,284
Options exercisable as of December 26, 2010	441	$26.37	5.05	$1,213

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans (Continued)

        The following table summarizes information about stock options outstanding at December 26, 2010 (in thousands, except per share data, weighted average exercise price and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.25 - $14.86	17	7.42	$13.06	9	$13.06
$14.93 - $14.93	231	7.74	14.93	103	14.93
$14.98 - $17.75	93	4.63	16.09	72	15.84
$17.96 - $19.77	98	7.59	19.35	6	18.62
$20.35 - $21.38	13	9.57	20.81	1	21.38
$21.43 - $21.43	177	8.80	21.43	—	—
$21.61 - $26.81	108	4.88	25.60	83	26.29
$27.20 - $38.01	95	5.73	30.52	71	31.05
$38.07 - $54.90	83	4.56	42.86	81	42.96
$55.16 - $55.16	15	2.42	55.16	15	55.16

	930			441

        The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model were as follows:

	2010	2009	2008
Risk-free interest rate	1.5%	1.5%	1.9%
Expected years until exercise	3.6	3.6	2.7
Expected stock volatility	57.9%	53.1%	40.6%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$9.12	$6.23	$9.52
Total intrinsic value of options exercised (in thousands)	$176	$565	$711

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

Non-vested Common Stock

        During the fiscal years ended December 26, 2010 and December 27, 2009, the Company issued non-vested common stock as permitted under the 2007 Stock Plan. The Company can grant non-vested common stock to its directors, executive officers and other key employees. The non-vested common shares granted to directors are generally subject to a three year vesting requirement. The non-vested common shares granted to executive officers and other key employees are generally subject to a four

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans (Continued)

year graded vesting requirement. The fair value of the non-vested common shares is based on the grant date market value of the common shares.

        The table below summarizes the status of the Company's non-vested shares under the 2007 Stock Plan (in thousands, except per share data and grant-date fair value):

	2010		2009
	Shares	Weighted Average Grant-Date Fair Value (per share)	Shares	Weighted Average Grant-Date Fair Value (per share)
Nonvested shares outstanding, beginning of year	151	$31.35	154	$36.83
Awards granted	—	—	34	15.28
Awards cancelled	(9)	22.42	(2)	22.99
Awards vested	(115)	34.14	(35)	40.17

Nonvested shares outstanding, end of year	27	$22.40	151	$31.35

Restricted Stock Units

        During the fiscal years ended December 26, 2010 and December 27, 2009, the Company issued time-based restricted stock units (RSUs) to certain employees as permitted under the 2007 Stock Plan. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs vest in equal installments over four years on the anniversary date and upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant. Compensation expense for the RSUs is recognized over the remaining weighted average vesting period, which is approximately 1.6 years.

        The table below summarizes the status of the Company's time based RSUs under the 2007 Stock Plan (in thousands):

	2010		2009
	Shares	Weighted Average Grant-Date Fair Value (per share)	Shares	Weighted Average Grant-Date Fair Value (per share)
Restricted Stock Units outstanding, beginning of year	35	$15.26	—	$—
Awards granted	114	20.83	39	15.23
Awards cancelled	(8)	19.58	(4)	14.93
Awards vested	(9)	15.27	—	—

Restricted Stock Units outstanding, end of year	132	$19.80	35	$15.26

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stock Incentive Plans (Continued)

Performance Based RSUs

        In March and September 2010, the Company granted performance based restricted stock units ("PSUs") to executives and other key employees. These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition. The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics. The fair value of the PSUs is calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. These awards have a three-year performance period and are classified as equity as each unit is convertible into one share of the Company's common stock upon vesting. Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier), weighted average vesting period for PSUs outstanding is approximately 2.4 years. During the first quarter 2010, the Company issued 40,500 PSUs under its 2007 Stock Plan with a grant date fair value of $35.90. The Company issued 20,400 additional PSUs during the third quarter 2010 with a grant date fair value of $33.01.

        The table below summarizes the status of the Company's time based PSUs under the 2007 Stock Plan (in thousands):

2010
Shares
Performance based Restricted Stock Units outstanding, beginning of year beginning of year	—
Awards granted	61
Awards cancelled	(17)
Awards vested	—

Restricted Stock Units outstanding, end of year	44

17. Employee Benefit Programs

        Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of bonuses and commissions each plan year. At December 26, 2010 and December 27, 2009, a liability for participant contributions and investment income thereon of $2.6 million and $2.4 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company's plan administrator purchases corporate-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at December 26, 2010 and December 27, 2009, of $2.5 million and $2.3 million, respectively, is included in other assets, net.

        Employee Stock Purchase Plan—In 2002, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Programs (Continued)

the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 152,324 shares under this plan, including 31,737 shares that were issued in 2010. A total of 147,676 shares remain available for future issuance. For 2010, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.29% risk-free interest rate; 0.5 year expected life; expected volatility of 59.84%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $3.88. For the fiscal year 2009, the average assumptions used in the model included a 0.48% risk-free interest rate; 0.5 year expected life; expected volatility of 55.74%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $3.67. In 2010 and 2009, the Company recognized $135,000 and $123,000, respectively, of compensation expense related to this plan.

        Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (401K Plan) which covers substantially all of its eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. In 2010 and 2009, the Company recognized $278,000 and $249,000, respectively, of matching contribution expense.

18. Related Party Transactions

        On June 3, 2009, the Company expanded its board of directors from seven to eight members and announced the appointment of a new member to the board to fill the new seat. This new board member is the former president and majority owner of one of our former franchises from which the Company purchased 13 Red Robin® restaurants in Washington in 2006. The new board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the Washington restaurants that the Company acquired in 2006. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $1.1 million and $1.0 million for the fiscal years ended December 26, 2010 and December 27, 2009, respectively. Future minimum lease commitments under these leases are $4.3 million for the fiscal year ended December 26, 2010.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Quarterly Results of Operations (unaudited)

        The following tables summarize the unaudited consolidated quarterly financial information for 2010 and 2009 (in thousands, except per share data):

	Q1(1) (16 weeks)	Q2 (12 weeks)	Q3(2) (12 weeks)	Q4 (12 weeks)	2010 (52 weeks)
Total revenues	$275,510	$201,343	$194,843	$192,573	$864,269
Income (loss) from operations	$7,826	$6,035	$(6,074)	$1,946	$9,733
Net income (loss)	$4,951	$4,333	$(4,213)	$2,228	$7,299
Basic earnings (loss) per share	$0.32	$0.28	$(0.27)	$0.14	$0.47
Diluted earnings (loss) per share	$0.32	$0.28	$(0.27)	$0.14	$0.46

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2009 (52 weeks)
Total revenues	$270,813	$201,088	$186,947	$182,197	$841,045
Income from operations	$7,274	$9,926	$8,143	$2,598	$27,941
Net income	$3,845	$6,421	$5,702	$1,631	$17,599
Basic earnings per share	$0.25	$0.42	$0.37	$0.11	$1.14
Diluted earnings per share	$0.25	$0.41	$0.37	$0.10	$1.14

(1)
We recognize gift card breakage by applying our estimate of the rate of gift card breakage over the period of estimated performance. We recognized $3.5 million as a one time adjustment during the first quarter 2010.

(2)
During the third quarter of fiscal 2010, we determined that four company-owned restaurants were impaired. The Company recognized a non-cash impairment charge of $6.1 million related to the impairment of these four restaurants. The third quarter charges for executive transition were recorded to selling, general and administrative expense for $2.6 million.

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2009 (52 weeks)
Restaurant operating costs	$(4.6)	$(3.4)	$(4.0)	$(3.2)	$(15.2)
Selling, general, and administrative costs	$4.6	$3.4	$4.0	$3.2	$15.2

20. Subsequent Events

        During January 2011, we implemented a reduction in force that eliminated approximately 30 corporate positions. Severance costs totaled approximately $671,000, which will impact our 2011 statement of operations.

        On February 14, 2011, the Company announced that it amended its rights agreement, dated August 11, 2010. The Board amended the definition of an acquiring person to be a person or group that acquires beneficial ownership of 16.5% or more of the Company's stock.

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

        There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 26, 2010. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our assessment and those criteria, management believes that, as of December 26, 2010, the Company's internal control over financial reporting is effective.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 25, 2011

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

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders' meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.

        There have been no material changes to the procedures described in the proxy statement for our 2010 annual stockholders' meeting filed with the Securities Exchange Commission by which security holders may recommend nominees for election to our Board of Directors.

ITEM 11.    Executive Compensation

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 14.    Principal Accounting Fees and Services

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders' meeting and is hereby incorporated by reference in this report.

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

(3)
Index to Exhibits

Exhibit Number	Description
(3.1)	Amended and Restated Certificate of Incorporation dated July 18, 2002. Incorporated by reference to Exhibit 3.1 to Amendment No. 4 of our Registration Statement on Form S-1 dated July 16, 2002 (Registration No. 333-87044)

(3.2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 12, 2003. Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended October 5, 2003.

(3.3)	Second Amendment to the Amended and Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc. dated May 27, 2010. Incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report filed on June 3, 2010.

(3.4)	Certificate of Designations of Series A Junior Participating Preferred Stock dated August 11, 2010. Incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report filed on August 12, 2010.

(3.5)	Third Amended and Restated Bylaws dated February 24, 2010. Incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report filed on February 25, 2010.

(3.6)	Amendment No. 1 to Third Amended and Restated Bylaws, effective May 27, 2010. Incorporated by reference to Exhibit 3.2 to our Form 8-K Current Report filed on June 3, 2010.

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

(4.2)	Rights Agreement by and between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC dated August 11, 2010. Incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report filed August 12, 2010.

(4.3)	Amendment to Rights Agreement dated as of February 11, 2011, between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC. As rights agent. Incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report filed on February 14, 2011.

(10.1) *	Red Robin Gourmet Burgers, Inc. 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 dated April 26, 2002 (Registration No. 333-87044).

Exhibit Number		Description
(10.2)	*	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

(10.3)	*	Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

(10.4)	*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the fiscal year ended December 26, 2004.

(10.5)	*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Form 10-Q filed on November 4, 2005.

(10.6)	*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Form 10-Q filed on November 4, 2005.

(10.7)	*	Red Robin Gourmet Burgers, Inc. Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Annex A of our Definitive Proxy Statement filed on April 23, 2008.

(10.8)	*	First Amendment to Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Form 8-K Current Report filed on March 5, 2010.

(10.9)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the fiscal year ended December 30, 2007.

(10.10)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on May 22, 2009.

(10.11)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on May 22, 2009.

(10.12)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on May 21, 2010.

(10.13)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Outside Director Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on May 21, 2010.

(10.14)	*	Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

(10.15)	*	First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated August 4, 2009. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on August 7, 2009.

Exhibit Number		Description
(10.16)	*	Second Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated December 21, 2009. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on December 24, 2009.

(10.17)	*	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K for the fiscal year ended December 28, 2003.

(10.18)		Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 to Amendment No. 3 of our Registration Statement on Form S-1 filed on July 12, 2002 (Registration No. 333-87044).

(10.19)	*	Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and Eric C. Houseman dated March 10, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed on March 14, 2008.

(10.20)	*	Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to Form 8-K Current Report filed on March 14, 2008.

(10.21)		Amended and Restated Credit Agreement, dated as of June 15, 2007, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, the lenders parties thereto, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association and Wells Fargo Bank, N.A., as Syndication Agents, SunTrust Bank and KeyBank National Association, as Documentation Agents, and Wachovia Capital Markets, LLC, as Lead Arranger. Incorporated by reference to Exhibit 10.1 to Form 8-K Current Report filed on June 21, 2007.

(10.22)		Amended and Restated Security Agreement, dated as of June 15, 2007, among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the domestic subsidiaries of the borrower from time to time parties thereto, and Wachovia Bank, National Association, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Form 8-K Current Report filed on June 21, 2007.

(10.23)		Asset Purchase Agreement dated as of April 15, 2008 among Red Robin International, Inc., Dane County Robins, Inc., Minnesota Robins, Inc. and Hennepin County Robins, Inc. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on May 27, 2008.

(10.24)		Letter Agreement among Red Robin Gourmet Burgers, Inc., Spotlight Advisors, LLC and Clinton Group, Inc. dated as of March 4, 2010. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on March 5, 2010.

(10.25)		Letter Agreement among Red Robin Gourmet Burgers, Inc., Spotlight Advisors, LLC and Clinton Group, Inc. dated as of August 5, 2010. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on August 5, 2010.

(10.26)	*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 11, 2010. Incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report filed on August 12, 2010.

(10.27)	*	Separation Agreement by and between Red Robin Gourmet Burgers, Inc. and Dennis B. Mullen dated August 11, 2010. Incorporated by reference to Exhibit 10.2 to our Form 8-K Current Report filed on August 12, 2010.

Exhibit Number	Description

(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K for the fiscal year ended December 27, 2009.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

( )    Exhibits previously filed in the Company's periodic filings as specifically noted.

*      Executive compensation plans and arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 25, 2011	By:	/s/ STEPHEN E. CARLEY
(Date)		Stephen E. Carley (Chief Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. CARLEY Stephen E. Carley	Chief Executive Officer (Principal Executive Officer and Director)	February 25, 2011
/s/ KATHERINE L. SCHERPING Katherine L. Scherping	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011
/s/ PATTYE L. MOORE Pattye L. Moore	Chairperson of the Board	February 24, 2011
/s/ ROBERT B. AIKEN Robert B. Aiken	Director	February 24, 2011
/s/ LLOYD L. HILL Lloyd L. Hill	Director	February 24, 2011
/s/ RICHARD J. HOWELL Richard J. Howell	Director	February 24, 2011
/s/ GLENN B. KAUFMAN Glenn B. Kaufman	Director	February 24, 2011

Signature	Title	Date

/s/ STUART I. ORAN Stuart I. Oran	Director	February 24, 2011
/s/ JAMES T. ROTHE James T. Rothe	Director	February 24, 2011
/s/ TAYLOR SIMONTON Taylor Simonton	Director	February 24, 2011
/s/ MARCUS L. ZANNER Marcus L. Zanner	Director	February 24, 2011