Form 10-Q
period 2011-04-17
RED ROBIN GOURMET BURGERS INC
filed 2011-05-20
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2011
Common Stock, $0.001 par value per share	15,248,756 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	April 17, 2011	December 26, 2010
Assets:
Current Assets:
Cash and cash equivalents	$14,612	$17,889
Restricted cash—marketing funds	214	91
Accounts receivable, net	5,289	6,983
Inventories	16,086	16,037
Prepaid expenses and other current assets	7,893	7,509
Income tax receivable	1,951	3,822
Deferred tax asset	2,160	1,294
Total current assets	$48,205	$53,625

Property and equipment, net	408,331	414,048
Goodwill	61,769	61,769
Intangible assets, net	41,754	43,056
Other assets, net	6,763	6,759
Total assets	$566,822	$579,257

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$14,424	$12,776
Construction related payables	5,314	2,943
Accrued payroll and payroll related liabilities	30,725	29,137
Unearned revenue	9,468	14,391
Accrued liabilities	21,070	18,592
Current portion of term loan notes payable	18,739	18,739
Current portion of long-term debt and capital lease obligations	751	838
Total current liabilities	$100,491	$97,416

Deferred rent	34,944	34,214
Long-term portion of term loan notes payable	75,845	85,214
Other long-term debt and capital lease obligations	46,437	53,731
Other non-current liabilities	7,849	8,021
Total liabilities	$265,566	$278,596

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,146,130 and 17,101,897 shares issued; 15,247,570 and 15,600,867 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,898,560 and 1,501,030 shares, at cost	(59,858)	(50,321)
Paid-in capital	172,785	171,558
Accumulated other comprehensive income (loss), net of tax	—	(197)
Retained earnings	188,312	179,604
Total stockholders’ equity	301,256	300,661
Total liabilities and stockholders’ equity	$566,822	$579,257

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Sixteen Weeks Ended
	April 17, 2011	April 18, 2010

Revenues:
Restaurant revenue	$281,548	$267,505
Franchise royalties and fees	4,466	4,169
Other revenue	816	3,836
Total revenues	286,830	275,510

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	70,361	65,013
Labor (includes $245 and $209 of stock-based compensation, respectively)	96,871	95,361
Operating	38,761	38,639
Occupancy	19,828	19,708
Depreciation and amortization	17,111	17,251
Selling, general, and administrative (includes $613 and $893 of stock-based compensation, respectively)	32,042	30,835
Pre-opening costs	661	877
Total costs and expenses	275,635	267,684

Income from operations	11,195	7,826

Other expense (income):
Interest expense, net	1,354	1,885
Other	1	(30)
Total other expenses	1,355	1,855

Income before income taxes	9,840	5,971
Income tax expense	1,132	1,020
Net income	$8,708	$4,951
Earnings per share:
Basic	$0.56	$0.32
Diluted	$0.56	$0.32
Weighted average shares outstanding:
Basic	15,466	15,477
Diluted	15,641	15,607

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 17, 2011	April 18, 2010
Cash Flows From Operating Activities:
Net income	$8,708	$4,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,111	17,251
Gift card breakage	(757)	(3,773)
Stock-based compensation expense	858	1,102
Restaurant closure costs	—	85
Other, net	(1,036)	(725)
Changes in operating assets and liabilities	5,034	5,012
Cash provided by operating activities	29,918	23,903

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	123	(188)
Purchases of property and equipment	(7,628)	(9,161)
Cash used in investing activities	(7,505)	(9,349)

Cash Flows From Financing Activities:
Borrowings of long-term debt	28,000	39,400
Payments of long-term debt	(44,370)	(60,261)
Payments to acquire Treasury Stock	(9,537)	—
Proceeds from exercise of stock options and employee stock purchase plan	530	328
Excess tax benefit related to exercise of stock options	—	(97)
Payments of other debt and capital lease obligations	(313)	(306)
Cash used in financing activities	(25,690)	(20,936)

Net change in cash and cash equivalents	(3,277)	(6,382)
Cash and cash equivalents, beginning of period	17,889	20,268
Cash and cash equivalents, end of period	$14,612	$13,886

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$41	$58
Interest paid, net of amounts capitalized	1,306	1,704

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (“Red Robin” or “the Company”), a Delaware corporation, develops and operates casual-dining restaurants. At April 17, 2011, the Company operated 315 company-owned restaurants located in 31 states. The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 137 restaurants in 21 states and two Canadian provinces as of April 17, 2011.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, recoverability of goodwill, estimated useful lives of other intangible assets, bonus accruals, lease accounting, estimating fair value, self-insurance liabilities, stock-based compensation expense, estimating breakage on unredeemed gift cards, legal contingencies, and income taxes.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted.  The condensed consolidated balance sheet as of December 26, 2010, has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.  For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 26, 2010.

The Company’s quarter which ended April 17, 2011, is referred to as first quarter 2011, or the sixteen weeks ended April 17, 2011; the first quarter ended April 18, 2010, is referred to as first quarter 2010, or the sixteen weeks ended April 18, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update regarding guidance over the disclosure requirements of fair value measurements.  This update adds new requirements for disclosure about transfers into and out of Levels One and Two and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three measurements.  The guidance is effective beginning fiscal year 2010 for the disclosure requirements around Levels One and Two measurements, and is effective beginning fiscal year 2011 for the disclosure requirements around Level Three.  This new guidance had no impact on the fair value disclosures of the Company, as there have been no transfers out of Levels One or Two.

2.                      Restaurant Impairment and Closures

The Company closed no restaurants in the first quarter of 2011 and no impairments to restaurants were necessary during first quarter 2011.

The Company closed one restaurant in the first quarter of 2010.  There was no associated amount of goodwill to write off in connection with the closure.  The Company recognized charges of $85,000 for the sixteen weeks ended April 18, 2010, related to lease terminations and other closing related costs for this restaurant.

3.                      Stock-Based Compensation

Stock Options

During the sixteen weeks ended April 17, 2011, the Company issued 23,000 options with a weighted average grant date fair value of $10.36 per share and a weighted average exercise price of $24.26 per share.  Compensation expense for these options is recognized over the remaining vesting period less expected forfeitures.  The weighted average vesting period for all options outstanding is approximately 1.3 years.  The Company issued 241,000 options with a weighted average grant date fair value of $9.18 per share and a weighted average exercise price of $21.76 per share during the sixteen weeks ended April 18, 2010.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Sixteen Weeks Ended
	April 17, 2011	April 18, 2010
Risk-free interest rate	1.3%	1.7%
Expected years until exercise	3.4	3.5
Expected stock volatility	60.8%	57.1%
Dividend yield	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$10.36	$9.18

Restricted Stock

The Company did not issue any shares of non-vested common stock during the sixteen weeks ended April 17, 2011.   Compensation expense for the aggregate 18,000 shares of non-vested common stock outstanding at April 17, 2011 is recognized over the remaining vesting period, less expected forfeitures.  The weighted average vesting period is approximately 1.09 years.  These awards vest in installments over four years on the anniversary dates. The Company did not issue shares of non-vested common stock during the sixteen weeks ended April 18, 2010.

Time Based RSUs

During the sixteen weeks ended April 17, 2011, the Company granted 3,000 restricted stock units (“RSUs”) to certain non-employee directors and employees under the Amended and Restated 2007 Performance Incentive Plan (the “Stock Plan”) with a weighted average grant date fair value of $24.05.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining vesting period, less expected forfeitures.

The weighted average vesting period for all RSUs outstanding is approximately 1.77 years.  The RSUs granted to employees vest in equal installments over four years on the anniversary date and upon vesting, the Company issues one share of the Company’s common stock for each RSU.  The RSUs granted to non-employee directors are scheduled to vest in three equal installments on the first, second, and third anniversaries of the date of grant, and the shares underlying the units will be distributed to the reporting person in three equal installments on or following the third, fourth, and fifth anniversaries of the date of grant, unless earlier per the terms of the award agreement.  The Company granted 63,000 RSUs with a weighted average grant date fair value of $21.41 during the sixteen weeks ended April 18, 2010.

Performance Based RSUs

In first quarter 2011, the Company granted no performance based restricted stock units (“PSUs”).  The Company issued 40,500 PSUs during the first quarter 2010 with a grant date fair value of $35.90.  These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition.  The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics.  The fair value of the PSUs is calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified as equity as each unit is convertible into one share of the Company’s common stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier).

4.                        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are calculated based upon the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the sixteen weeks ended April 17, 2011, and April 18, 2010, 389,000 and 453,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the impact of outstanding stock options.  The computations for basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 17, 2011	April 18, 2010
Net income	$8,708	$4,951
Basic weighted-average shares outstanding	15,466	15,477
Dilutive effect of stock options and awards	175	130
Diluted weighted-average shares outstanding	15,641	15,607

Earnings per share:
Basic	$0.56	$0.32
Diluted	$0.56	$0.32

5.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (generally, 24 months).  The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the first quarter 2010.  The Company completed initial analysis of unredeemed gift card liabilities for gift cards sold in third party locations during the first quarter of 2011.  The Company recognized gift card breakage of $757,000 ($438,000 as an initial cumulative program adjustment for third party gift card sales) and $3.8 million ($3.5 million as an initial cumulative program adjustment for restaurant gift card sales), for the sixteen weeks ended April 17, 2011 and April 18, 2010, respectively.  Gift card breakage is included in other revenue in the consolidated statements of operations.

6.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses and expensed as incurred or when the advertisement first runs.   Such costs amounted to $8.9 million and $10.5 million for the sixteen weeks ended April 17, 2011 and April 18, 2010, respectively.

Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two marketing and national media advertising funds (“the Marketing Funds”).  These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs.  The Company’s portion of costs incurred by the Marketing Funds is recorded as selling, general, and administrative expenses in the Company’s financial statements.  Restricted cash represent contributed funds held for future use.

7.                       Derivative and Other Comprehensive Income

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities.  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.    The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company’s counterparty in the interest rate swap was SunTrust Bank, National Association (SunTrust).  Market risk, as it related to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

In March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that is currently outstanding under the Company’s amended and restated credit facility.  The interest rate swap had an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million expired on March 19, 2011.  The Company was required to make payments based on a fixed interest rate of 2.7925% calculated on the remaining notional amount of $70 million.  In exchange, the Company received interest on $70 million of the notional amount at a variable rate that was based on the 3-month LIBOR rate.  The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and  designated the swap as a cash flow hedge since its inception.  Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of April 17, 2011 and December 26, 2010 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair value at April 17, 2011	Fair value at December 26, 2010

Accrued liabilities	$—	$411
Total derivatives	$—	$411

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of operations for the sixteen weeks ended April 17, 2011 and April 18, 2010 (in thousands):

	Sixteen Weeks Ended
	April 17, 2011	April 18, 2010
Unrealized loss on swap in AOCL (pretax)	$—	$401

Realized loss (pretax effective portion) recognized in interest expense	$408	$838

As a result of this activity, AOCL decreased by $440,000 and $584,000 on a pretax basis or $197,000 and $497,000 on an after tax basis for the sixteen weeks ended April 17, 2011 and April 18, 2010, respectively.  The interest rate swap had no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income consisted of (in thousands):

	Sixteen Weeks Ended
	April 17, 2011	April 18, 2010
Net income	$8,708	$4,951
Unrealized gain on cash flow swap, net of tax	—	497
Total comprehensive income	$8,708	$5,448

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

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, bonuses, and commissions each plan year.  The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level Two inputs. At both April 17, 2011, and December 26, 2010, a liability for participant contributions and investment income thereon of $2.6 million is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies at April 17, 2011, and December 26, 2010, was $2.6 million and $2.5 million, respectively, and is included in other assets, net.

As of April 17, 2011, the Company had no financial assets or liabilities that were measured using Level One or Level Three inputs.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended April 17, 2011, and for the fiscal year ended December 26, 2010 (in thousands):

	April 17, 2011	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,620	$—	$2,620	$—
Total assets measured at fair value	$2,620	$—	$2,620	$—

Liabilities:
Deferred compensation plan	2,626	—	2,626	—
Total liabilities measured at fair value	$2,626	$—	$2,626	$—

	December 26, 2010	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,510	$—	$2,510	$—
Total assets measured at fair value	$2,510	$—	$2,510	$—

Liabilities:
Derivative - interest rate swap	$411	—	411	—
Deferred compensation plan	2,545	—	2,545	—
Total liabilities measured at fair value	$2,956	$—	$2,956	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet.  For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments.  The carrying amount of the Company’s credit facility as of April 17, 2011, and December 26, 2010, was approximately $130.6 million and $147 million, respectively.  The fair value of the Company’s credit facility as of April 17, 2011, and December 26, 2010, was approximately $128.6 million and $148.1 million, respectively.  There are $11.2 million of outstanding borrowings recorded for the Company’s capital leases as of April 17, 2011, which have an estimated fair value of $10.8 million.  At December 26, 2010, the carrying amount of the Company’s capital lease obligations was $11.6 million, and the fair value was $11.5 million.

9.                       Related Party Transactions

In 2009, the Company appointed a member and former franchisee to its board of directors who qualifies as a related party.  This board member is a principal of, and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three Company-owned restaurants.  These restaurants were acquired from the franchisee as part of three restaurant acquisition in 2007.  Under those leases, the Company recognized rent and other related payments in the amounts of $342,000 and $351,000 for the sixteen weeks ended April 17, 2011 and April 18, 2010, respectively.  Future minimum lease commitments under these leases are $5.0 million as of April 17, 2011.

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

11.                Share Repurchase

On August 12, 2010, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s equity securities, which may be made from time to time in open market transactions or through privately negotiated transactions through December 31, 2011. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. There were 397,530 shares repurchased under the plan in first quarter 2011 with an average purchase price of $23.99 per share for a total of $9.5 million.

12.                Subsequent Events

On May 6, 2011, the Company amended and restated its credit facility which was set to mature in June 2012 to provide a more flexible capital structure and facilitate its growth plans.  Borrowings under the amended credit agreement may be used by the Company to repurchase shares of its capital stock within certain limits, continue to finance restaurant construction, and for working capital or other general corporate requirements.  The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus a range of rates which is based on a leverage ratio with an initial rate of 2.75% or base rate plus 1.75% (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus an initial rate of 1.50% and (c) LIBOR for an Interest Period of one month plus 1%).  The amended credit agreement also allows, subject to lender participation, the Company to increase the revolving credit facility or term loan by up to an additional $100 million in the future. As part of the credit agreement, the Company may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility.  The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  The Company’s obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of the assets of the Company, which includes the capital stock of subsidiaries of the Company.  Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

The Company borrowed $150.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility.

The Company is subject to a number of customary covenants under the various borrowing agreements, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.   All comparisons under this heading between 2011 and 2010 refer to the sixteen week periods ending April 17, 2011 and April 18, 2010, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights during the sixteen weeks of fiscal 2011:

•                  New Restaurant Openings.  We opened one company-owned restaurant during the sixteen weeks ended April 17, 2011 versus three opened in the first quarter 2010.  We plan to open up to nine additional company-owned restaurants in 2011.  We believe all remaining 2011 restaurant openings will be funded from our operating cash flows.

•                  Comparable Restaurant Sales.  For the sixteen weeks ended April 17, 2011, the 301 restaurants in our current comparable base experienced a 1.9% increase in sales from the same period last year.  This increase was driven by a 0.9% increase in guest counts and a 1.0% increase in the average guest check.

•                  Marketing Efforts.  During the first quarter 2011, we executed a variety of revenue growth programs under our ProjectRED initiatives that we believe contributed to the increase in both guest counts and the average guest check.  We executed a Limited Time Offer (“LTO”) promotion featuring one product at a $6.99 price point.  This was the first LTO promotion of fiscal year 2011 and reflects a change from previous LTO promotions that featured two LTO items offered at a discounted price.  The LTO campaign included a five week $4.4 million national cable television media campaign.  During the first quarter of 2011, we also launched our Red Royalty loyalty program in all the company-owned restaurants.  This program, which includes frequency rewards for guests, is believed to also have contributed to our increased guest counts.  Finally, we implemented certain alcohol beverage programs including happy hour and beverage menu promotions that we believe contributed to the overall increase in average guest check.

•                  Food Cost.  As a percentage of restaurant revenue, we have seen an increase in cost of goods during the first quarter of 2011, in particular ground beef.  Ground beef, which we purchase on the spot market, has risen to 20-year highs.  First quarter 2011 ground beef cost per pound was 16% higher than first quarter 2010.  We expect ground beef pricing will continue to be high throughout 2011. In addition, other factors continue to influence commodity prices, including increased costs for produce, soy been oil, fuel surcharges which will continue to have a negative impact on our costs of sales and profitability overall.

•                  Labor.  Labor costs as a percentage of restaurant revenue decreased 1.2% of restaurant revenue from the first quarter of 2010.  These decreases were primarily driven from actions taken to improve our hourly labor productivity (or hours worked as a function of guests served) during our Q1 2011 LTO promotion and national media campaign.  In addition, we saw continued declines in our average hourly wage that began in the fourth quarter of 2010 as well as reductions in our administrative labor expense.  For the remainder of 2011, we antizipate that our hourly labor productivity will be more comparable to 2010 levels and our labor costs will be higher than first quarter 2011 results as a percentage of revenue.

•                  Operating Expense Initiatives.  All other operating expense categories saw declines as a percent of revenues in first quarter 2011 primarily due to leverage from higher revenues, and expense management activities under Project RED.  We expect in general to see lower expenses as a percent of revenues in 2011 compared to 2010.

In view of the foregoing, the Company continues to make every effort to manage controllable costs and streamline operations, while our restaurant teams focus on driving traffic through the quality and value of our guest experience.  Our reduced level of new restaurant openings and lower capital expenditures are expected to result in significant free cash flow, the majority of which may be used to reduce outstanding indebtedness and/or maintain the flexibility to opportunistically repurchase some of our common stock during the remainder of 2011 or other capital allocation initiatives.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Sixteen Weeks Ended
	April 17, 2011	April 18, 2010
Company-owned:
Beginning of period	314	306
Opened during period	1	3
Acquired during period	—	—
Closed during period	—	(1)
End of period	315	308

Franchised:
Beginning of period	136	133
Opened during period	1	—
Sold or closed during period	—	(2)
End of period	137	131

Total number of Red Robin® restaurants	452	439

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

	Sixteen Weeks Ended
	April 17, 2011	April 18, 2010
Revenues:
Restaurant	98.2%	97.1%
Franchise royalties and fees	1.6	1.5
Other revenue	0.3	1.4
Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.0	24.3
Labor (includes 0.1% and 0.1% of stock-based compensation expense, respectively)	34.4	35.6
Operating	13.8	14.4
Occupancy	7.0	7.4
Total restaurant operating costs	80.2	81.8

Depreciation and amortization	6.0	6.3
Selling, general, and administrative (includes 0.2% and 0.3%, of stock-based compensation expense, respectively)	11.2	11.2
Pre-opening costs	0.2	0.3
Income from operations	3.9	2.8

Interest expense, net	0.5	0.7
Other	—	—
Income before income taxes	3.4	2.2
Income tax expense	0.4	0.4
Net income	3.0%	1.8%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2011	April 18, 2010	Percent Change
Restaurant revenue	$281,548	$267,505	5.2%
Franchise royalties and fees	4,466	4,169	7.1%
Other revenue	816	3836	(78.7)%
Total revenues	$286,830	$275,510	4.1%
Average weekly sales volumes:
Comparable restaurants	$56,977	$55,896	1.9%
Non-comparable restaurants	66,685	56,560	17.9%

Restaurant revenue during first quarter 2011, which is comprised almost entirely of food and beverage sales, increased by $14 million compared to first quarter 2010.  Sales in our comparable restaurant base experienced a sales increase of approximately $4.3 million or 1.9% during the first quarter 2011.  This increase was primarily the result of a 0.9% increase in guest counts and a 1.0% increase in average guest check.   This increase, we believe, was driven by our new loyalty program, and our LTO promotion featuring one product priced at $6.99 and four weeks of national cable television media campaign.  Sales for non-comparable restaurants contributed an increase of $11.4 million, including $10.4 million that was attributable to additional sales from restaurants opened after the first quarter 2010.

Average weekly sales volumes represent the total restaurant revenue, excluding discounts, for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the first quarter 2011, there were 301 comparable restaurants compared to 286 comparable restaurants at the end of the first quarter 2010.  Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented.  At the end of the first quarter 2011, there were 14 non-comparable restaurants versus 22 at the end of the first quarter 2010.  Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 7.1% for the sixteen weeks ended April 17, 2011, respectively.  The sixteen week increase is primarily attributable to the increase of seven new franchised units since first quarter 2010.   Additionally, our franchisees reported that comparable restaurant sales increased 2.5% for U.S. restaurants and decreased 1.2% for Canadian restaurants for the first quarter of 2011 compared to the first quarter of 2010.

Other revenue consists primarily of gift card breakage.  We recognize restaurant revenue when a gift card is redeemed by a guest.  Gift card breakage revenue is recognized if the likelihood of gift card redemption is remote and we determine that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  We base the gift card breakage rate upon specific historical redemption patterns.  We recognize gift card breakage by applying our estimate of the rate of gift card breakage over the period of estimated performance.  We recognized $438,000 of third-party gift card revenue as an initial cumulative program adjustment during the first quarter 2011 for gift card sales sold in third party retail locations.   We recognized $3.5 million of breakage revenue as an initial cumulative program adjustment during the first quarter 2010 for gift cards sold in our restaurants.  We recognized $757,000 and $3.8 million (inclusive of the initial cumulative adjustments) respectively, of gift card breakage for the sixteen weeks ended April 17, 2011 and April 18, 2010.

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2011	April 18, 2010	Percent Change
Cost of sales	$70,361	$65,013	8.2%
As a percent of restaurant revenue	25.0%	24.3%	0.7%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the sixteen weeks ended April 17, 2011, cost of sales as a percentage of restaurant revenue increased 0.7%, or $5.3 million.  This increase was driven by a combined 1.1% percentage of restaurant revenue due primarily to an increase in higher ground beef and produce raw material costs.  These increases were offset by a 0.3% decrease due to the leverage of our higher average guest check primarily related to the increase in price on our LTO offerings compared to last year.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2011	April 18, 2010	Percent Change
Labor	$96,871	$95,361	1.6%
As a percent of restaurant revenue	34.4%	35.6%	(1.2)%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes, and benefits for restaurant team members.  For the sixteen weeks ended April 17, 2011, labor costs as a percentage of restaurant revenues decreased 1.2%.  This decrease was primarily driven by an approximate 0.6% decrease in hourly labor, an approximate 0.5% decrease due to the leverage of our higher average guest check on our fixed labor costs, including manager salaries, and a 0.4% decrease in management wages which included a 0.1% decrease in training wages.  These decreases were offset by a 0.1% of increased manager bonus expense and a 0.2% increase in payroll taxes.

Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2011	April 18, 2010	Percent Change
Operating	$38,761	$38,639	0.3%
As a percent of restaurant revenue	13.8%	14.4%	(0.6)%

Operating costs include variable costs such as restaurant supplies, energy costs, and other fixed costs such as repairs and maintenance.  For the sixteen weeks ended April 17, 2011, operating costs as a percentage of restaurant revenues decreased 0.6% respectively, over prior year.  Contributing to this decrease as a percentage of restaurant revenue was a combination of a 0.2% leverage from the higher restaurant sales, a 0.2% decrease in service and maintenance expenses and a 0.2% decrease in utilities expense. These decreases are attributable to implementing cost savings initiatives relate to Project RED.

Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2011	April 18, 2010	Percent Change
Occupancy	$19,828	$19,708	0.6%
As a percent of restaurant revenue	7.0%	7.4%	(0.4)%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs.   For the sixteen weeks ended April 17, 2011, the decrease as a percentage of revenues was driven by the leverage of higher sales volumes on our primarily fixed rents, general liability and other property costs.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2011	April 18, 2010	Percent Change
Depreciation and amortization	$17,111	$17,251	(0.8)%
As a percent of total revenues	6.0%	6.3%	(0.3)%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense as a percentage of revenue for the sixteen weeks ended April 17, 2011, decreased which was driven by leverage from higher restaurant sales volumes on these fixed expenses.

Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2011	April 18, 2010	Percent Change
Selling, general, and administrative	$32,042	$30,835	3.9%
As a percent of total revenues	11.2%	11.2%	0.0%

Selling, general, and administrative costs include all corporate and administrative functions that support our existing restaurant operations, our franchises, and provide infrastructure to facilitate our future growth.  Components of this category include corporate management, supervisory and staff salaries, bonuses, marketing costs, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, Board of Directors expenses, legal, leadership conference, and professional and consulting fees.  The increase is due to a $1.4 million increase in accrued performance based bonuses, $850,000 in legal and board governance expenses, $785,000 in onetime severance charges related to our reduction in force which should result in annual savings of up to $3 million, and $570,000 in expenses related to infrastructure investments.  These increases were offset by a $2.2 million decrease in marketing costs, of which $1.2 million was paid on behalf of franchisees in first quarter 2010 and local television expense of $1.4 million in first quarter 2010.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2011	April 18, 2010	Percent Change
Pre-opening costs	$661	$877	NM
As a percent of total revenues	0.2%	0.3%	(0.1)%
Average per restaurant pre-opening costs	$230	$276	(16.7)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  Pre-opening costs for the sixteen weeks ended April 17, 2011, and April 18, 2010, reflect the opening of one and three new restaurants, respectively, and reduction in average cost per restaurant.

Interest Expense, net

Interest expense was $1.4 million and $1.9 million for the sixteen weeks ended April 17, 2011, and April 18, 2010, respectively.  Interest expense decreased 28.2% over the prior year primarily due to reduced outstanding borrowings under our credit facility.  Our weighted average interest rate was 2.6% for the first quarter 2011 versus 3.1% for the first quarter 2010.  Our interest rate swap expired in March 2011.

Provision for Income Taxes

The effective income tax rate for the first quarter 2011 was 11.5%, compared to 17.1% for the first quarter 2010.  The 2011 effective tax rate decrease over prior year is primarily due to more favorable general business tax credits, primarily the FICA Tip Tax Credit, as well as the 2011 HIRE Act Tax Credit as a percent of current year income before tax.  We anticipate that our full year fiscal 2011 effective tax rate will be approximately 11.5%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $3.3 million to $14.6 million at April 17, 2011, from $17.9 million at the beginning of the fiscal year. This decrease was due primarily to $29.9 million of cash provided by operating activities, offset by $7.6 million used for the construction of new restaurants and expenditures for facility infrastructure improvements, $9.5 million share repurchase, and $16.4 million net pay down of debt.  We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, pay down debt, and maintain the flexibility to opportunistically repurchase some of our common stock.

Financial Condition and Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, provide support for infrastructure needs, and for general operating purposes.  In addition, we have and may continue to use capital to acquire franchise restaurants or repurchase our common stock.  Our primary short-term and long-term sources of liquidity are expected to be available cash on hand, cash flows from operations and our revolving credit facility.  Based upon current levels of operations and anticipated growth, we expect that cash flows from operations and cash on hand will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months.  The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies.  We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.  We expect to open up to an additional nine restaurants in 2011.  We typically maintain current liabilities in excess of our current assets which results in a working capital deficit.  We are able to operate with a substantial working capital deficit because restaurant sales are primarily conducted on a cash basis.  Rapid turnover results in limited investment in inventories, and cash from sales is usually received before related accounts payable for food, supplies and payroll become due.

Credit Facility.  Prior to its amendment and restatement as described below, our credit facility was comprised of (i) a $150 million revolving credit facility maturing on June 15, 2012, and (ii) a $150 million term loan maturing on June 15, 2012, both with rates based on the London Interbank Offered Rate (LIBOR) plus a margin that was  1.0%.

With regard to the term loan facility, we were required to repay the principal amount of the term loan in consecutive quarterly installments which began September 30, 2007, and ended on the maturity date of the term loan.  At April 17, 2011, we had $94.6 million of borrowings outstanding under our term loan, $36 million of borrowings, and $7 million of letters of credit outstanding under our revolving credit facility.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $395,000 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of April 17, 2011.

On May 6, 2011, the Company amended and restated its existing credit facility to provide a more flexible capital structure and facilitate its growth plans.  Borrowings under the amended credit agreement may be used by the Company to among other uses, repurchase shares of  its capital stock or pay dividends within certain limits, to continue to finance restaurant construction, and for working capital and general corporate requirements.  The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus 2.75% or base rate plus 1.75% (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%).  The amended credit agreement also allows, subject to lender participation, the Company to increase the revolving credit facility or term loan by up to an additional $100 million in the future. As part of the credit agreement, the Company may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility.  The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  The Company’s obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of the assets of the Company, which includes the capital stock of subsidiaries of the Company.  Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

Covenants.  We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments.  In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges that will not result in cash payments in a subsequent period, any prepayment penalties incurred as a result of extraordinary debt extinguishment, pre-opening costs, unusual or non-recurring cash losses, net proceeds received from business interruption insurance, pro forma costs savings in connection with an acquisition, divestiture, restructuring or reorganization occurring prior to the time that Consolidated EBITDA is to be determined, cash or non-cash charges related to restructuring or cost reduction initiatives in an aggregate amount not to exceed a certain threshold, and non-cash gains and non-recurring or unusual cash gains for such period; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of April 17, 2011, we were in compliance with all covenants under our credit agreements.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and historically increases in the minimum wage have directly affected our labor costs.  Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases.  We believe, however, that inflation did have a material negative impact on our financial condition and results during the first quarter of 2011, due primarily to increased food costs.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2011.  We expect commodity inflation to continue to impact our raw material cost for all of 2011.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters.  We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances.  Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different estimates if we used different assumptions or conditions.  We had no significant changes in our critical accounting policies and estimates since our last annual report.  Our critical accounting estimates are contained in our annual report on Form 10-K for the year ended December 26, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update regarding guidance over the disclosure requirements of fair value measurements.  This update adds new requirements for disclosure about transfers into and out of Levels One and Two and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three measurements.  The guidance is effective beginning fiscal year 2010 for the disclosure requirements around Levels One and Two measurements, and is effective beginning fiscal year 2011 for the disclosure requirements around Level Three.  This new guidance currently had no impact on the fair value disclosures of the Company, as there have been no transfers out of Levels One or Two.

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, including, without limitation, statements that reflect the Company’s current expectations regarding, among other things, future restaurant sales and results of operations, strategic initiatives, including Project RED, economic performance, liquidity and capital resources, anticipated new restaurant openings and funding sources for new restaurants, anticipated costs, including operating, commodity, labor and general and administrative costs, ability to fund capital expenditures, including new restaurant growth, and repay debt from cash flows, anticipated compliance with debt covenants, anticipated gift card breakage revenue, anticipated tax rates, advertising success, financial condition and achievements of the Company, and  the Company’s stock repurchase program.  These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate, “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” or comparable and similar terms or the negative thereof.  Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof.  Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof.  These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties include, but are not limited to, the following:  our business objectives and strategic plans, including the strength of our long-term growth and profit, expense management and capital deployment opportunities; our strategies and initiatives, including Project RED and its objectives; our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number of new restaurants and the timing of such openings; estimated costs of opening and operating new restaurants, including general and administrative, marketing and, franchise development costs; expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised); anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and ability to reduce overhead costs and improve efficiencies; anticipated advertising costs and plans to include television advertising to support 2011 LTO promotions and the success of our advertising and marketing activities and tactics, including our Red Royalty program and the effect on revenue and guest counts; our ability to attract new guests and retain loyal guests, and our new initiatives targeted at adult guests; any future price increases, including the increase anticipated in April 2011, and their impact on our revenue and profit; future capital deployment strategies, including potential share repurchases and debt refinancing, capital and anticipated expenditures including the amounts of such capital expenditures; our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service, capital expenditures, including new restaurant development, and working capital requirements in fiscal year 2011; planned debt re-financings; anticipated compliance with debt covenants; the sufficiency of the supply of commodities and labor pool to carry on our business; anticipated restaurant closings and related impairment charges; anticipated interest and tax expense; impact of the adoption of new accounting standards on our financial and accounting systems and analysis programs; expectations regarding competition and our competitive advantages; expectations regarding consumer preferences and consumer discretionary spending; and other risk factors described from time to time in the Company’s Annual Report on Form 10-K for 2010 filed with the SEC on February 25, 2011.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement in effect during first quarter 2011, we were exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 0.00% to 0.25%, or a LIBOR, based on the relevant one, two, three or six-month LIBOR, at our discretion, plus 0.50% to 1.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of April 17, 2011, we had $130.6 million of borrowings subject to variable interest rates.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1,306,000 on an annualized basis.  Under our amended credit agreement signed during second quarter 2011, we had $150.0 million of borrowings subject to variable interest rates.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we have used an interest rate swap and may use other means such as caps to manage our net exposure to interest rate changes related to our borrowings. As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 17, 2011.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 17, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.                 Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed with the Securities and Exchange Commission on February 25, 2011.  There have been no material changes to our Risk Factors disclosed in our 2010 Annual Report on Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceedings

During the fiscal quarter ended April 17, 2011, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during first quarter 2011.

Date	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
February 24-28, 2011 (1)(3)	2,328	$23.29	—	—
February 24 -28, 2011	47,250	23.17	—	—
March 1 -21, 2011	350,280	24.10	—	—
Total	397,530

(1)          The stated price does not include any commission paid.

(2)          These sections are not applicable as the above-described repurchase was not made pursuant to a publicly announced stock repurchase plan or program of the Company.

(3)   Consists of shares delivered back to the Company by certain members of the company’s management team to satisfy tax withholding obligations that arose upon the vesting of 6,874 shares of restricted stock which were granted February 2008 and 2009 under the Company’s Amended and Restated 2007 Performance Incentive Plan.

Item 4.                 Other Information

Effective May 18, 2011 and in connection with the appointment of David Makula to the Company’s board of directors, the Company entered into an Indemnification Agreement with Mr. Makula.  The Indemnification Agreement executed by Mr. Makula is identical to the form of Indemnification Agreement previously executed by other members of the Company’s management and board of directors.

The Indemnification Agreement is intended to complement the indemnity protection available under applicable law, the Third Amended and Restated Bylaws, as the same may be amended from time to time, and any policies of insurance which may currently or hereafter be maintained by the Company.  The Indemnification Agreement provides, among other things, and subject to the certain limitations described therein: (a) that the Company will indemnify Mr. Makula, if he was successful, in whole or in part, whether on the merits or otherwise in defense of any action, suit or proceeding, including actions by or in the right of the Company, if (i) his conduct was in good faith, (ii) he reasonably believed that his conduct was in or not opposed to the best interests of the Company, and (iii) in the case of any criminal proceeding, he had no reasonable cause to believe his conduct was unlawful; (b) that the Company will advance expenses incurred in any such proceeding, including attorneys’ fees, to Mr. Makula in advance of the final disposition of the proceeding; and (c) that the rights of Mr. Makula under the Indemnification Agreement are in addition to any other rights he may have under the Company’s certificate of incorporation, bylaws, the Delaware General Corporation Law or otherwise.

The foregoing description of the Indemnification Agreement is qualified in its entirety by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1/A (No. 333-87044) filed with the Securities and Exchange Commission on July 12, 2002, and such exhibit is hereby incorporated by reference in its entirety into this Item 4.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement, dated May 6, 2011. Incorporated herein by reference to Exhibit 10.1 to Form 8-K Current Report filed on May 9, 2011.

10.2	Amended and Restated Security Agreement, dated May 6, 2011. Incorporated herein by reference to Exhibit 10.2 to Form 8-K Current Report filed on May 9, 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

May 20, 2011	/s/ Katherine L. Scherping
(Date)	Katherine L. Scherping
Chief Financial Officer