Form 10-Q
period 2011-07-10
RED ROBIN GOURMET BURGERS INC
filed 2011-08-12
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2011
Common Stock, $0.001 par value per share	15,176,347 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	July 10, 2011	December 26, 2010
Assets:
Current Assets:
Cash and cash equivalents	$42,531	$17,889
Restricted cash—marketing funds	26	91
Accounts receivable, net	7,711	6,983
Inventories	16,699	16,037
Prepaid expenses and other current assets	8,268	7,509
Income tax receivable	809	3,822
Deferred tax asset	2,335	1,294
Total current assets	$78,379	$53,625

Property and equipment, net	408,480	414,048
Goodwill	61,769	61,769
Intangible assets, net	40,810	43,056
Other assets, net	9,254	6,759
Total assets	$598,692	$579,257

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$11,972	$12,776
Construction related payables	5,179	2,943
Accrued payroll and payroll related liabilities	31,840	29,137
Unearned revenue	10,197	14,391
Accrued liabilities	25,614	18,592
Current portion of term loan notes payable	8,438	18,739
Current portion of long-term debt and capital lease obligations	724	838
Total current liabilities	$93,964	$97,416

Deferred rent	37,669	34,214
Long-term portion of term loan notes payable	139,688	85,214
Other long-term debt and capital lease obligations	10,258	53,731
Other non-current liabilities	6,945	8,021
Total liabilities	$288,524	$278,596

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,245,798 and 17,101,897 shares issued; 15,322,238 and 15,600,867 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 1,923,560 and 1,501,030 shares, at cost	(60,698)	(50,321)
Paid-in capital	175,642	171,558
Accumulated other comprehensive income (loss), net of tax	—	(197)
Retained earnings	195,207	179,604
Total stockholders’ equity	310,168	300,661
Total liabilities and stockholders’ equity	$598,692	$579,257

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2011	July 11, 2010	July 10, 2011	July 11, 2010

Revenues:
Restaurant revenue	$212,111	$197,977	$493,659	$465,482
Franchise royalties and fees	3,339	3,122	7,805	7,291
Other revenue	345	244	1,161	4,080
Total revenues	215,795	201,343	502,625	476,853

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	53,551	48,697	123,911	113,709
Labor (includes $130, $211, $375 and $420 of stock- based compensation, respectively)	70,574	69,488	167,445	164,849
Operating	28,981	28,976	67,742	67,615
Occupancy	14,929	14,579	34,757	34,287
Depreciation and amortization	12,634	13,185	29,745	30,436
Selling, general, and administrative (includes $493, $857, $1,106 and $1,751 of stock-based compensation, respectively)	24,540	20,008	56,582	50,843
Pre-opening costs	1,516	375	2,177	1,252
Total costs and expenses	206,725	195,308	482,359	462,991

Income from operations	9,070	6,035	20,266	13,862

Other expense (income):
Interest expense, net	1,473	1,257	2,827	3,142
Other	40	10	41	(20)
Total other expenses	1,513	1,267	2,868	3,122

Income before income taxes	7,557	4,768	17,398	10,740
Income tax expense	663	435	1,795	1,455
Net income	$6,894	$4,333	$15,603	$9,285
Earnings per share:
Basic	$0.45	$0.28	$1.01	$0.60
Diluted	$0.44	$0.28	$1.00	$0.59
Weighted average shares outstanding:
Basic	15,263	15,494	15,399	15,484
Diluted	15,539	15,671	15,631	15,654

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-eight Weeks Ended
	July 10, 2011	July 11, 2010
Cash Flows From Operating Activities:
Net income	$15,603	$9,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,745	30,436
Gift card breakage	(1,060)	(3,973)
Stock-based compensation expense	1,481	2,171
Restaurant closure costs	—	95
Other, net	(1,597)	(1,817)
Changes in operating assets and liabilities	10,076	(1,338)
Cash provided by operating activities	54,248	34,859

Cash Flows From Investing Activities:
Changes in marketing fund restricted cash	(64)	3,084
Purchases of property and equipment	(19,455)	(17,243)
Cash used in investing activities	(19,519)	(14,159)

Cash Flows From Financing Activities:
Borrowings of long-term debt	187,000	93,200
Payments of long-term debt	(185,829)	(122,346)
Payments to acquire Treasury Stock	(10,377)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,463	596
Debt issuance costs	(2,826)	—
Payments of other debt and capital lease obligations	(518)	(495)
Cash used in financing activities	(10,087)	(29,045)

Net change in cash and cash equivalents	24,642	(8,345)
Cash and cash equivalents, beginning of period	17,889	20,268
Cash and cash equivalents, end of period	$42,531	$11,923

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$459	$647
Interest paid, net of amounts capitalized	2,559	2,810

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc. (“Red Robin” or “the Company”), a Delaware corporation, develops and operates casual-dining restaurants. At July 10, 2011, the Company operated 321 company-owned restaurants located in 32 states. The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 137 restaurants in 21 states and two Canadian provinces as of July 10, 2011.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, recoverability of goodwill, estimated useful lives of other intangible assets, bonus accruals, lease accounting, estimating fair value, self-insurance liabilities, stock-based compensation expense, estimating breakage on unredeemed gift cards and deferred revenue related to our customer loyalty program, legal contingencies, and income taxes.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The Company’s quarter which ended July 10, 2011, is referred to as second quarter 2011, or the twelve weeks ended July 10, 2011; the first quarter ended April 17, 2011, is referred to as first quarter 2011, or the sixteen weeks ended April 17, 2011; and, together the first and second quarters of 2011 are referred to as the twenty-eight weeks ended July 10, 2011.  The Company’s quarter which ended July 11, 2010, is referred to as second quarter 2010, or the twelve weeks ended July 11, 2010; the first quarter ended April 18, 2010, is referred to as first quarter 2010, or the sixteen weeks ended April 18, 2010; and, together the first and second quarters of 2010 are referred to as the twenty-eight weeks ended July 11, 2010.

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

In June 2011, the FASB finalized guidance on the Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

2.                      Restaurant Impairment and Closures

The Company closed no restaurants in the first or the second quarter of 2011 and no impairments to restaurants were considered necessary during the first or second quarter 2011.

The Company closed one restaurant in the first quarter of 2010.  There was no associated amount of goodwill to write off in connection with the closure.  The Company recognized charges of $95,000 for the twenty-eight weeks ended July 11, 2010, related to lease terminations and other closing related costs for this restaurant.

3.                      Stock-Based Compensation

Stock Options

During the twelve weeks ended July 10, 2011, the Company issued 110,000 options with a weighted average grant date fair value of $15.28 per share and a weighted average exercise price of $34.60 per share.  Compensation expense for these options is recognized over the remaining vesting period less expected forfeitures.  The weighted average vesting period for all options outstanding is approximately 1.4 years.  The Company issued 11,000 options with a weighted average grant date fair value of $8.80 per share and a weighted average exercise price of $20.69 per share during the twelve weeks ended July 11, 2010.

During the twenty-eight weeks ended July 10, 2011, the Company issued 133,000 options with a weighted average grant date fair value of $14.40 per share and a weighted average exercise price of $32.75 per share.  Compensation expense for these options is recognized over the remaining weighted average vesting period for all options outstanding which is approximately 1.4 years.  The Company issued 253,000 options with a weighted average grant date fair value of $9.17 per share and a weighted average exercise price of $21.71 per share during the twenty-eight weeks ended July 11, 2010.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2011	July 11, 2010	July 10, 2011	July 11, 2010
Risk-free interest rate	1.2%	1.3%	1.2%	1.7%
Expected years until exercise	3.6	3.6	3.6	3.5
Expected stock volatility	60.0%	58.0%	60.0%	57.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$15.28	$8.80	$14.40	$9.17

Restricted Stock

The Company did not issue any shares of non-vested common stock during the twelve and twenty-eight weeks ended July 10, 2011.   Compensation expense for the aggregate 16,000 shares of non-vested common stock outstanding at July 10, 2011 is recognized over the remaining vesting period, less expected forfeitures.  The weighted average vesting period is approximately 1.0 years.  These awards vest in installments over four years on the anniversary dates. The Company did not issue shares of non-vested common stock during the twelve weeks and twenty-eight weeks ended July 11, 2010.

Time Based RSUs

During the twelve weeks ended July 10, 2011, the Company granted 40,000 restricted stock units (“RSUs”) to certain non-employee directors and employees under the Second Amended and Restated 2007 Performance Incentive Plan (the “Stock Plan”) with a weighted average grant date fair value of $34.61.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining vesting period, less expected forfeitures.

The weighted average vesting period for all RSUs outstanding is approximately 1.77 years.  The RSUs granted to employees vest in equal installments over three to four years on the anniversary date and upon vesting, the Company issues one share of the Company’s common stock for each RSU.  The RSUs granted to non-employee directors are scheduled to vest in three equal installments on the first, second, and third anniversaries of the date of grant, and the shares underlying the units will be distributed upon vesting.  The Company granted 28,000 RSUs with a weighted average grant date fair value of $20.40 during the twelve weeks ended July 11, 2010.

During the twenty-eight weeks ended July 10, 2011, the Company granted 43,000 RSUs under the Stock Plan with a weighted average grant date fair value of $33.77.  The RSUs vest in equal installments over three to four years on the anniversary date and upon vesting, one share of the Company’s common stock is issued for each RSU.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining weighted average vesting period, less expected forfeitures, for all RSUs outstanding which is approximately 1.77 years.  The Company granted 90,000 RSUs or 131,000 RSUs inclusive of the performance based RSUs granted during second quarter 2010, under the Stock Plan with a weighted average grant date fair value of $25.68 during the twenty-eight weeks ended July 11, 2010.

Performance Based RSUs

During the twenty-eight weeks ended July 10, 2011, the Company granted no performance based restricted stock units (“PSUs”).  The Company issued 41,000 PSUs during the twenty-eight weeks ended July 11, 2010 with a grant date fair value of $35.90.  These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition.  The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics.  The fair value of the PSUs is calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified as equity as each unit is convertible into one share of the Company’s common stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier).

4.                        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are calculated based upon the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the twelve and twenty-eight weeks ended July 10, 2011, 172,000 and 191,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and twenty-eight weeks ended July 11, 2010, 571,000 and 504,000, respectively, weighted stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the impact of outstanding stock options.  The computations for basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2011	July 11, 2010	July 10, 2011	July 11, 2010
Net income	$6,894	$4,333	$15,603	$9,285
Basic weighted-average shares outstanding	15,263	15,494	15,399	15,484
Dilutive effect of stock options and awards	276	177	232	170
Diluted weighted-average shares outstanding	15,539	15,671	15,631	15,654

Earnings per share:
Basic	$0.45	$0.28	$1.01	$0.60
Diluted	$0.44	$0.28	$1.00	$0.59

5.                        Borrowings

Borrowings at July 10, 2011 and December 26, 2010 are summarized below (in thousands):

	July 10, 2011	December 26, 2010
Term loan facility	$148,125	$103,954
Revolving credit facility	—	43,000
Capital lease obligations	10,983	11,568
Total Debt	159,108	158,522
Less: Current portion	(9,162)	(19,577)
Long-term debt	$149,946	$138,945

On May 6, 2011, the Company amended and restated its credit facility, which was set to mature in June 2012, to provide a more flexible capital structure and facilitate its growth plans.  Borrowings under the amended credit agreement may be used by the Company to repurchase shares of its capital stock within certain limits, continue to finance restaurant construction, and for working capital or other general corporate requirements.  The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus a range of rates which is based on a leverage ratio with an initial rate of 2.75% or base rate plus 1.75% (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus an initial rate of 0.50% and (c) LIBOR for an Interest Period of one month plus 1%).  The amended credit agreement also allows, subject to lender participation, the Company to increase the revolving credit facility or term loan by up to an additional $100 million in the future.  As part of the credit agreement, the Company may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility.  The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  The Company’s obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of the assets of the Company, which includes the capital stock of subsidiaries of the Company.  Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

The Company borrowed $150 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility.

The Company is subject to a number of customary covenants under its credit agreement, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios.  As of July 10, 2011, we were in compliance with all debt covenants.

6.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (generally, 24 months).  The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the second quarter 2010.  The Company completed initial analysis of unredeemed gift card liabilities for gift cards sold in third party locations during the first quarter of 2011 and recognized $438,000 into revenue as an initial adjustment.  For the twelve and twenty-eight weeks ended July 10, 2011, the Company recognized gift card breakage of $304,000 and $1.1 million (inclusive of initial cumulative program adjustment for third party gift card sales).  For the twelve and twenty-eight weeks ended July 11, 2010, the Company recognized $200,000 and $4.0 million ($3.5 million as an initial cumulative program adjustment for restaurant gift card sales).  Gift card breakage is included in other revenue in the consolidated statements of operations.

7.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses and expensed as incurred or when the advertisement first runs.   Such costs amounted to $7.9 million and

$16.8 million for the twelve weeks and twenty-eight weeks ended July 10, 2011, respectively, and $6.4 million and $16.9 million, respectively, for the twelve and twenty-eight weeks ended July 11, 2010.

Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two marketing and national media advertising funds (“the Marketing Funds”).  These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs.  The Company’s portion of costs incurred by the Marketing Funds is recorded as selling, general, and administrative expenses in the Company’s financial statements.  Restricted cash represents contributed funds held for future use.

8.                       Derivative and Other Comprehensive Income

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

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company’s floating interest rate on half of the remaining term loan that is currently outstanding under the Company’s amended and restated credit facility.  We will receive variable rates based on 3-month LIBOR rate and pay a fixed rate of 1.135%.

In March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that was outstanding under the Company’s amended and restated credit facility.  The interest rate swap had an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, in accordance with its original term, and the remaining $70 million expired on March 19, 2011.  The Company was required to make payments based on a fixed interest rate of 2.7925% calculated on the remaining notional amount of $70 million.  In exchange, the Company received interest on $70 million of the notional amount at a variable rate that was based on the 3-month LIBOR rate.  The Company entered into the above interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge since its inception.  Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of July 10, 2011 and December 26, 2010 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair value at July 10, 2011	Fair value at December 26, 2010

Accrued liabilities	$—	$411
Total derivatives	$—	$411

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of operations for the twelve weeks ended July 10, 2011 and July 11, 2010 (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2011	July 11, 2010	July 10, 2011	July 11, 2010
Unrealized gain (loss) on swap in AOCL (pretax)	$—	$93	$—	$(308)

Realized gain (loss) [pretax effective portion] recognized in interest expense	$—	$(401)	$408	$(1,239)

There was no activity for the twelve weeks ended July 10, 2011.  AOCL decreased by $440,000 and on a pretax basis or $197,000 on an after tax basis for the twenty-eight weeks ended July 10, 2011.  For the twelve and twenty-eight weeks ended July 11, 2010, AOCL decreased by $494,000 and $931,000 on a pretax basis or $278,000 and $774,000 on an after tax basis for the twelve and twenty-eight weeks ended July 11, 2010, respectively.  The interest rate swap had no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness for the twelve and twenty-eight weeks ended July 11, 2010.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2011	July 11, 2010	July 10, 2011	July 11, 2010
Net income	$6,894	$4,333	$15,603	$9,285
Unrealized gain on cash flow swap, net of tax	—	278	—	774
Total comprehensive income	$6,894	$4,611	$15,603	$10,059

9.                       Fair Value Measurement

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

Assets and Liabilities Measured at Fair Value

The derivative liability associated with the interest rate swap at December 26, 2010 was considered to be a Level Two instrument. The interest rate swap was a standard cash flow hedge whose fair value is estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves.  See Note 8, Derivative and Other Comprehensive Income, for the discussion of the derivative liability.

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, bonuses, and commissions each plan year.  The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level Two inputs.  At July 10, 2011, and December 26, 2010, a liability for participant contributions and investment income thereon of $2.7 million and $2.6 million is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies at July 10, 2011, and December 26, 2010, was $2.6 million and $2.5 million, respectively, and is included in other assets, net.

As of July 10, 2011, the Company had no financial assets or liabilities that were measured using Level One or Level Three inputs.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended July 10, 2011, and for the fiscal year ended December 26, 2010 (in thousands):

	July 10, 2011	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,631	$—	$2,631	$—
Total assets measured at fair value	$2,631	$—	$2,631	$—

Liabilities:
Deferred compensation plan	$2,684	$—	$2,684	$—
Total liabilities measured at fair value	$2,684	$—	$2,684	$—

	December 26, 2010	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,510	$—	$2,510	$—
Total assets measured at fair value	$2,510	$—	$2,510	$—

Liabilities:
Derivative - interest rate swap	$411	$—	$411	$—
Deferred compensation plan	2,545	—	2,545	—
Total liabilities measured at fair value	$2,956	$—	$2,956	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet.  For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments.  The carrying amount of the Company’s credit facility as of July 10, 2011, and December 26, 2010, was approximately $148.1 million and $147 million, respectively.  The fair value of the Company’s credit facility as of July 10, 2011, and December 26, 2010, was approximately $148.1 million at both dates.  There are $11.0 million of outstanding borrowings recorded for the Company’s capital leases as of July 10, 2011, which have an estimated fair value of $11.7 million.  At December 26, 2010, the carrying amount of the Company’s capital lease obligations was $11.6 million, and the fair value was $11.5 million.

10.               Related Party Transactions

In 2009, the Company appointed a member and former franchisee to its board of directors who qualifies as a related party.  This board member is a principal of, and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three Company-owned restaurants.  These restaurants were acquired from the franchisee as part of three restaurant acquisitions in 2007.  Under those leases, the Company recognized rent and other related payments in the amounts of $305,000 and $289,000 for the twelve weeks ended July 10, 2011 and July 11, 2010, respectively and $647,000 and $640,000 for the twenty-eight weeks ended July 10, 2011 and July 11, 2010, respectively.  Future minimum lease commitments under these leases are $4.9 million as of July 10, 2011.

11.     Commitments and Contingencies

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

12.     Share Repurchase

On August 12, 2010, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s equity securities, which may be made from time to time in open market transactions or through privately negotiated transactions through December 31, 2011. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.  There were 25,000 shares repurchased in second quarter 2011 with an average purchase price of $33.57 per share for a total of $840,000.  There were 422,530 shares repurchased under the plan for the twenty-eight weeks ended July 10, 2011 with an average purchase price of $24.56 per share for a total of $10.4 million.  Subsequent to July 10, 2011 and through August 10, 2011, we have purchased 154,000 shares for $5.3 million.

13.     Subsequent Events

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement referred to in Note 8 Derivative and Other Comprehensive Income.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.   All comparisons under this heading between 2011 and 2010 refer to the twelve and twenty-eight week periods ending July 10, 2011 and July 11, 2010, respectively, unless otherwise indicated.

Overview

The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks of fiscal 2011:

•      New Restaurant Openings.  We opened six and seven company-owned restaurant during the twelve and twenty-eight weeks ended July 10, 2011, respectively, versus one and four opened in the same periods in 2010.  We plan to open up to five additional company-owned restaurants in 2011.  We believe all remaining 2011 restaurant openings will be funded from our operating cash flows.

•      Comparable Restaurant Sales.  For the twelve weeks ended July 10, 2011, the 303 restaurants in our current comparable base experienced a 3.1% increase in sales from these same restaurants in the same period last year.  This increase was driven by a 4.5% increase in average guest check, offset by a 1.4% decrease in guest count.  For the twenty-eight weeks ended July 10, 2011, the restaurants in our comparable base experienced a 2.4% increase in sales from the same period last year.  This increase was driven by a 2.5% increase in average guest check, offset by a 0.1% decrease in guest count.

•      Marketing Efforts.  We have executed a variety of revenue growth programs under our Project RED initiative during the first twenty-eight weeks of 2011.  During the first quarter of 2011, we launched our Red Royalty loyalty program in all of our company-owned restaurants.  After only two quarters, this program, which includes frequency rewards for guests, has already registered over 750,000 guests.  We also implemented certain beverage programs including happy hour and beverage menu promotions that are aimed at increasing beverage sales, in particular alcoholic beverages, in our restaurants.  In the second quarter of 2011, we completed a nationwide roll-out of our new tri-fold menu, which included a 1.5% price increase and features our beverages, appetizers, entrées, entrée combos and shareable desserts.  Finally, we have continued our limited time offer (LTO) programs and national television media campaigns through the spring and summer of 2011.  We believe many of these activities and their related impacts to our pricing and mix of offerings significantly contributed to the increases in our average guest check and margin contribution during 2011.

•      Food Costs.  As a percentage of restaurant revenue, we have seen an increase in cost of goods during the twelve and twenty-eight weeks ended July 10, 2011, in particular ground beef.  Ground beef, which we purchase on the spot market, continues to experience significantly higher prices than previous years.  We expect ground beef pricing will continue to be high throughout 2011.  In addition, other factors continue to influence commodity prices, which will continue to have a negative impact on our costs of sales and profitability overall.

•      Labor.  Labor costs as a percentage of restaurant revenue decreased 1.8% and 1.5% for the twelve and twenty-eight weeks ended July 10, 2011 from the same periods in 2010.  These decreases were primarily driven by the leverage from our higher average guest check and focus on increased productivity and lower wage levels.

•      Operating Expense Initiatives.  All other operating expense categories saw declines as a percent of restaurant revenue in second quarter 2011 primarily due to leverage from higher revenues and expense management activities under Project RED.  We expect, in general, to see lower expenses as a percent of restaurant revenue in 2011 compared to 2010.

In view of the foregoing, the Company continues to make every effort to manage controllable costs and streamline operations, while our restaurant teams focus on driving traffic through the quality and value of our guest experience.  Our efforts are expected to result in significant free cash flow, the majority of which may be used to reduce outstanding indebtedness and/or maintain the flexibility to opportunistically repurchase some of our common stock during the remainder of 2011 and execute our long term strategic initiatives.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2011	July 11, 2010	July 10, 2011	July 11, 2010
Company-owned:
Beginning of period	315	308	314	306
Opened during period	6	1	7	4
Acquired during period	—	—	—	—
Closed during period	—	—	—	(1)
End of period	321	309	321	309

Franchised:
Beginning of period	137	131	136	133
Opened during period	1	3	2	3
Sold or closed during period	(1)	—	(1)	(2)
End of period	137	134	137	134

Total number of Red Robin® restaurants	458	443	458	443

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

This information has been prepared on a basis consistent with our audited 2010 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.  Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2011	July 11, 2010	July 10, 2011	July 11, 2010
Revenues:
Restaurant	98.3%	98.3%	98.2%	97.6%
Franchise royalties and fees	1.5	1.6	1.6	1.5
Other revenue	0.2	0.1	0.2	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.2	24.6	25.1	24.4
Labor (includes 0.1%, 0.1%, 0.1%, and 0.1% of stock-based compensation expense, respectively)	33.3	35.1	33.9	35.4
Operating	13.7	14.6	13.7	14.5
Occupancy	7.0	7.4	7.0	7.4
Total restaurant operating costs	79.2	81.7	79.8	81.7

Depreciation and amortization	5.9	6.5	5.9	6.4
Selling, general, and administrative (includes 0.2%, 0.4%, 0.2%, and 0.4% of stock-based compensation expense, respectively)	11.4	9.9	11.3	10.7
Pre-opening costs	0.7	0.2	0.4	0.3
Income from operations	4.2	3.0	4.0	2.9

Interest expense, net	0.7	0.6	0.6	0.7
Other	—	—	—	—
Income before income taxes	3.5	2.4	3.5	2.3
Income tax expense	0.3	0.2	0.4	0.3
Net income	3.2%	2.2%	3.1%	1.9%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2011	July 11, 2010	Percent Change	July 10, 2011	July 11, 2010	Percent Change
Restaurant revenue	$212,111	$197,977	7.1%	$493,659	$465,482	6.1%
Franchise royalties and fees	3,339	3,122	7.0%	7,805	7,291	7.0%
Other revenue	345	244	41.4%	1,161	4,080	(71.5)%
Total revenues	$215,795	$201,343	7.2%	$502,625	$476,853	5.4%
Average weekly sales volumes:
Comparable restaurants	$56,299	$54,549	3.2%	$56,685	$55,314	2.5%
Non-comparable restaurants	74,397	58,449	27.3%	70,160	57,343	22.4%

Restaurant revenue during the twelve weeks ended July 10, 2011, which is comprised almost entirely of food and beverage sales, increased by $14.1 million compared to second quarter 2010.  Sales in our comparable restaurant base experienced a sales increase of approximately $6.1 million or 3.1% during the second quarter 2011.  This increase was primarily the result of a 4.5% increase in average guest check partially offset by a 1.4% decrease of guest counts.   This net increase, we believe, was driven by a combination of our second quarter menu price increase, the nationwide rollout of our tri-fold menu, the Red Royalty loyalty program, and our second quarter LTO promotion and national cable television media campaign.  Sales for non-comparable restaurants contributed an increase of $10.0 million, primarily all of which was attributed to sales from restaurants opened after the second quarter of 2010.

Restaurant revenue for the twenty-eight week period ended July 10, 2011, increased $28.2 million or 6.1% from the same period in 2010.  Sales in our comparable restaurant base experienced a sales increase of approximately $11.2 million or 2.4% for the period.  This was primarily the result of a 2.5% increase in the average guest check partially offset by a 0.1% decrease in guest counts.  Sales for non-comparable restaurants contributed an increase of $21.5 million, of which $19.8 million was attributable to restaurants that opened after the second quarter of 2010.

Average weekly sales volumes represent the total restaurant revenue, before discounts, for a population of restaurants in both a comparable and non-comparable category for each time period presented divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the second quarter 2011, there were 303 comparable restaurants compared to 290 comparable restaurants at the end of the second quarter 2010.  Non-comparable restaurants presented include those restaurants that had not yet achieved the five full quarters of operations during the periods presented.  At the end of the second quarter 2011, there were 18 non-comparable restaurants versus 19 at the end of the second quarter 2010.  Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 7% for both the twelve and twenty-eight weeks ended July 10, 2011, respectively.  The twelve and twenty-eight week increase is primarily attributable to the increased sales at franchise locations and four new franchise locations opened since July 11, 2010.   Additionally, our franchisees reported that comparable restaurant sales increased 2.6% for U.S. restaurants and increased 3.4% for Canadian restaurants for the second quarter of 2011 compared to the second quarter of 2010.  For the twenty-eight weeks ended July 10, 2011, our franchisees reported that comparable restaurant sales for U.S. restaurants increased 2.0% and Canadian restaurants increased 0.8% from the twenty-eight week period ended July 11, 2010.

Other revenue consists primarily of gift card breakage.  We recognize restaurant revenue when a gift card is redeemed by a guest.  Gift card breakage revenue is recognized if the likelihood of gift card redemption is remote and we determine that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  We base the gift card breakage rate upon specific historical redemption patterns.  We recognize gift card breakage by applying our estimate of the rate of gift card breakage over the period of estimated performance.  We recognized $438,000 of third-party gift card revenue as an initial cumulative program adjustment during the first quarter 2011 for gift card sales sold in third party retail locations.   We recognized $3.5 million of breakage revenue as an initial cumulative program adjustment during the first quarter 2010 for gift cards sold in our restaurants.  We recognized $304,000 and $200,000 million respectively, of gift card breakage for the twelve weeks ended July 10, 2011 and July 11, 2010.   We recognized $1.1 million and $4.0 million (inclusive of the initial cumulative adjustments) respectively, of gift card breakage for the twenty-eight weeks ended July 10, 2011 and July 11, 2010.

Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2011	July 11, 2010	Percent Change	July 10, 2011	July 11, 2010	Percent Change
Cost of sales	$53,551	$48,697	10.0%	$123,911	$113,709	9.0%
As a percent of restaurant revenue	25.2%	24.6%	0.6%	25.1%	24.4%	0.7%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the twelve weeks ended July 10, 2011, cost of sales as a percentage of restaurant revenue increased 0.6%, or $4.9 million.  This increase was driven by a 0.9% increase in higher commodity costs, in particular, ground beef, steak fries and cheese and a 0.6% increase in higher cost food items resulting in the change in product mix from the introduction of our new menu which features our beverages, appetizers, entrées, entrée combos, and shareable desserts.  These increases were partially offset by a 0.9% decrease due to the leverage of our higher average guest check.

For the twenty-eight weeks ended July 10, 2011, cost of sales as a percentage of restaurant revenue increased 0.7% and $10.2 million from the twenty-eight weeks ended July 11, 2010; this increase was driven by 1.1% increase in commodity costs, including ground beef, steak fries, cheese and produce and a 0.3% increase related to the introduction of our new menu items.  These increases were partially offset by a 0.8% decrease due to the leverage of our higher average guest check.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2011	July 11, 2010	Percent Change	July 10, 2011	July 11, 2010	Percent Change
Labor	$70,574	$69,488	1.6%	$167,445	$164,849	1.6%
As a percent of restaurant revenue	33.3%	35.1%	(1.8)%	33.9%	35.4%	(1.5)%

Labor costs include restaurant hourly wages, fixed management salaries, stock-based compensation, bonuses, taxes, and benefits for restaurant team members.  For the twelve weeks ended July 10, 2011, labor costs as a percentage of restaurant revenue decreased 1.8%.  This decrease was primarily driven by an approximate 1.5% decrease due to the leverage of our higher average guest check on our fixed labor costs, including manager salaries, a 0.5% decrease in overall wages due to a focus on increased productivity and lower wage levels.  These decreases were offset by an approximate 0.3% increase in payroll taxes specifically related to reduced HIRE Act payroll tax reductions realized in 2010.

For the twenty-eight weeks ended July 10, 2011, labor as a percentage of restaurant revenue decreased 1.5% from the twenty-eight weeks ended July 11, 2010.  This decrease is driven by the leverage of our higher guest check as well as increased productivity at all team member levels.  These decreases were partially offset by higher payroll taxes, specifically related to reduced HIRE Act payroll tax reductions realized in 2010.

Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2011	July 11, 2010	Percent Change	July 10, 2011	July 11, 2010	Percent Change
Operating	$28,981	$28,976	0.0%	$67,742	$67,615	0.2%
As a percent of restaurant revenue	13.7%	14.6%	(0.9)%	13.7%	14.5%	(0.8)%

Operating costs include variable costs such as restaurant supplies, energy costs, and other fixed costs such as repairs and maintenance.  For the twelve and twenty-eight weeks ended July 10, 2011, operating costs as a percentage of restaurant revenue decreased 0.9% and 0.8% respectively, over prior year.  Contributing to the twelve week decrease as a percentage of restaurant revenue was a combination of 0.6% leverage from higher restaurant revenue and 0.3% decrease in service costs. Contributing to the twenty-eight week decrease was a combination of 0.5% leverage from higher restaurant revenue and a 0.2% decrease in service and maintenance expenses.

Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2011	July 11, 2010	Percent Change	July 10, 2011	July 11, 2010	Percent Change
Occupancy	$14,929	$14,579	2.4%	$34,757	$34,287	1.4%
As a percent of restaurant revenue	7.0%	7.4%	(0.4)%	7.0%	7.4%	(0.4)%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs.   For the twelve and twenty-eight weeks ended July 10, 2011, the decrease as a percentage of restaurant revenue was driven by the leverage of higher sales volumes on our primarily fixed rents.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2011	July 11, 2010	Percent Change	July 10, 2011	July 11, 2010	Percent Change
Depreciation and amortization	$12,634	$13,185	(4.2)%	$29,745	$30,436	(2.3)%
As a percent of total revenues	5.9%	6.5%	(0.6)%	5.9%	6.4%	(0.5)%

Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense as a percentage of revenue for the twelve and twenty-eight weeks ended July 10, 2011, decreased which was driven by leverage from higher restaurant sales volumes on these fixed expenses.

Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2011	July 11, 2010	Percent Change	July 10, 2011	July 11, 2010	Percent Change
Selling, general, and administrative	$24,540	$20,008	22.7%	$56,582	$50,843	11.3%
As a percent of total revenues	11.4%	9.9%	1.5%	11.3%	10.7%	0.6%

Selling, general, and administrative costs include all corporate and administrative functions that support our existing restaurant operations, our franchises, and provide infrastructure to facilitate our future growth.  Components of this category include corporate management, supervisory and staff salaries, bonuses, marketing costs, stock-based compensation and related employee benefits, travel, information systems, training, office rent, franchise administrative support, board of directors expenses, legal, leadership conference, and professional and consulting fees.  For the twelve weeks ended July 10, 2011, the increase of $4.5 million is due to increased marketing and advertising expense of $1.3 million, $1.2 million increase in accrued performance based bonuses, $900,000 in severance charges related to our leadership team changes, $675,000 in expenses related to infrastructure investments, and $455,000 in legal and board/governance expenses.

For the twenty-eight weeks ended July 10, 2011, selling, general, and administrative costs increased 11.3%, or $5.7 million, due to a $2.3 million increase in accrued performance based bonuses, $1.7 million in severance charges related to our reduction in force and executive leadership changes, $1.3 million in legal and board/governance expenses, and $1.3 million in expenses related to infrastructure investments.  These increases were offset by a $1.0 million decrease in marketing costs primarily driven by lower spending on television advertising.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2011	July 11, 2010	Percent Change	July 10, 2011	July 11, 2010	Percent Change
Pre-opening costs	$1,516	$375	NM	$2,177	$1,252	73.9%
As a percent of total revenues	0.7%	0.2%	0.5%	0.4%	0.3%	0.1%
Average per restaurant pre-opening costs	$304	$288	5.6%	$294	$265	10.1%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  Pre-opening costs for the twelve weeks ended July 10, 2011, and July 11, 2010, reflect the opening of six and one new restaurants, respectively, and a 5.6% increase in average cost per restaurant.  The increase in the average restaurant pre-opening costs was driven primarily by increased rent, higher wages and travel.  For the twenty-eight weeks ended July 10, 2011, the increase in the average per restaurant opening costs was driven by increased rent, offset by decreases in wages and supplies costs.

Interest Expense, net

Interest expense, net was $1.5 million and $1.3 million for the twelve weeks ended July 10, 2011, and July 11, 2010, respectively and $2.8 million and $3.1 million for the twenty-eight weeks ended July 10, 2011, and July 11, 2010, respectively.  Interest expense increased 17.2% and decreased 10.0% over the quarter and year-to-date prior year period, respectively.  The increase for the twelve weeks ended July 10, 2011 was primarily due to the write off of approximately $200,000 of debt issuance costs related to our former credit facility.  The decrease for the twenty-eight weeks ended July 10, 2011 is due to lower debt balances during second quarter 2011.  Our weighted average interest rate was 3.0% and 2.9% for the twelve and twenty-eight weeks ended July 10, 2011, versus 2.9% and 3.0% for the twelve and twenty-eight weeks ended July 11, 2010.

Provision for Income Taxes

The effective income tax rate for the second quarter 2011 was 8.8%, compared to 9.1% for the second quarter 2010.  The effective income tax rate for the twenty-eight weeks ended July 10, 2011, and July 11, 2010, was 10.3% and 13.6%, respectively.  The 2011 effective tax rate decrease over prior year is primarily due to more favorable general business tax credits, primarily the FICA Tip Tax Credit, as well as the 2011 HIRE Act Tax Credit as a percent of current year income before tax.  We anticipate that our full year fiscal 2011 effective tax rate will be approximately 10.0%.

Liquidity and Capital Resources

General.  Cash and cash equivalents increased $24.6 million to $42.5 million at July 10, 2011, from $17.9 million at the beginning of the fiscal year. This increase was due primarily to $54.2 million of cash provided by operating activities, offset by $19.5 million used for the construction of new restaurants and expenditures for facility infrastructure improvements, $10.4 million used for share repurchases.  We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, pay down debt, and maintain the flexibility to opportunistically repurchase some of our common stock and execute our long term strategic initiatives.

Financial Condition and Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, provide support for infrastructure needs, and for general operating purposes.  In addition, we have and may continue to use capital to repurchase our common stock and execute our long term strategic initiatives.  Our primary short-term and long-term sources of liquidity are expected to be available cash on hand, cash flows from operations and our revolving credit facility.  Based upon current levels of operations and anticipated growth, we expect that cash flows from operations and cash on hand will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months.  The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies.  We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.  We expect to open up to an additional five restaurants in 2011.  We typically maintain current liabilities in excess of our current assets which results in a working capital deficit.  We are able to operate with a substantial working capital deficit because restaurant sales are primarily conducted on a cash basis.  Rapid turnover results in limited investment in inventories, and cash from sales is usually received before related accounts payable for food, supplies and payroll become due.

Credit Facility.  On May 6, 2011, the Company amended and restated its existing credit facility to provide a more flexible capital structure and facilitate its growth plans.  Borrowings under the amended credit agreement may be used by the Company to among other uses, repurchase shares of its capital stock or pay dividends within certain limits, to continue to finance restaurant construction, and for working capital and general corporate requirements.  The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus 2.75% or base rate plus 1.75% (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%).  The amended credit agreement also allows, subject to lender participation, the Company to increase the revolving credit facility or term loan by up to an additional $100 million in the future. As part of the credit agreement, the Company may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility.  The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  The Company’s obligations under the amended credit agreement are secured by second priority liens and security interests in substantially all of the assets of the Company, which includes the capital stock of subsidiaries of the Company.  Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

With regard to the term loan facility, we are required to repay principal amount of the term loan in consecutive quarterly installments which begin June 30, 2011, and end on the maturity date of the term loan.  At July 10, 2011, we had $148.1 million of borrowings outstanding under our term loan, and $6.6 million of letters of credit outstanding under our revolving credit facility.  There were no borrowings on the revolver.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $2.9 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of July 10, 2011.

Covenants.  We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments.  In addition, we are required to maintain two financial ratios: a leverage ratio calculated as our debt outstanding including issued standby letters of credit divided by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges that will not result in cash payments in a subsequent period, any prepayment penalties incurred as a result of extraordinary debt extinguishment, certain pre-opening costs, unusual or non-recurring cash losses, net proceeds received from business interruption insurance, pro forma costs savings in connection with an acquisition, divestiture, restructuring or reorganization occurring prior to the time that Consolidated EBITDA is to be determined, cash or non-cash charges related to restructuring or cost reduction initiatives in an aggregate amount not to exceed a certain threshold, and non-cash gains and non-recurring or unusual cash gains for such period; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of July 10, 2011, we were in compliance with all covenants under our credit agreements.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and historically increases in the minimum wage have directly affected our labor costs.  Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases.  We believe, that inflation did have a material negative impact on our financial condition and results during the second quarter of 2011, due primarily to increased food costs.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, continued inflation may have on our business during 2011.  We expect commodity inflation to continue to impact our raw material cost for all of 2011.

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

In June 2011, the FASB finalized guidance on the Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). This guidance is effective beginning after December 15, 2011.

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, including, without limitation, statements that reflect the Company’s current expectations regarding, among other things, future restaurant sales and results of operations, strategic initiatives, including Project RED, economic performance, liquidity and capital resources, anticipated new restaurant openings and funding sources for new restaurants, anticipated costs, including operating, commodity, labor and general and administrative costs, ability to fund capital expenditures, including new restaurant growth, and repay debt from cash flows, anticipated compliance with debt covenants, anticipated gift card breakage revenue, anticipated tax rates, advertising success, financial condition and achievements of the Company, and the Company’s stock repurchase program.  These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” or comparable and similar terms or the negative thereof.  Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof.  Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after the date hereof.  These statements are based on assumptions believed by us to be reasonable, and involve known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties include, but are not limited to, the following:  our business objectives and strategic plans, including the strength of our long-term growth and profit, expense management and capital deployment opportunities; our strategies and initiatives, including Project RED and its objectives; our ability to open and operate additional restaurants in both new and existing markets profitably; the anticipated number of new restaurants and the timing of such openings; estimated costs of opening and operating new restaurants, including general and administrative, marketing and, franchise development costs; expected future revenues and earnings; comparable and non-comparable restaurant sales; results of operations; and future restaurant growth (both company-owned and franchised); anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and ability to reduce overhead costs and improve efficiencies; anticipated advertising costs and plans to include television advertising to support 2011 LTO promotions and the success of our advertising and marketing activities and tactics, including our Red Royalty program and the effect on revenue and guest counts; our ability to attract new guests and retain loyal guests, and our new initiatives targeted at adult guests; any future price increases, and their impact on our revenue and profit; future capital deployment strategies, including potential share repurchases and debt refinancing, capital and anticipated expenditures including the amounts of such capital expenditures; our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service, capital expenditures, including new restaurant development, and working capital requirements in fiscal year 2011; anticipated compliance with debt covenants; the sufficiency of the supply of commodities and labor pool to carry on our business; anticipated restaurant closings and related impairment charges; anticipated interest and tax expense; impact of the adoption of new accounting standards on our financial and accounting systems and analysis programs; expectations regarding competition and our competitive advantages; expectations regarding consumer preferences and consumer discretionary spending; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed with the SEC on February 25, 2011.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Under our credit agreement in effect during second quarter 2011, we were exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (ABR), based on the Prime Rate plus 1.25% to 2.00%, or a LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 2.25% to 3.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of July 10, 2011, we had $148.1 million of borrowings subject to variable interest rates.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1,481,000 on an annualized basis.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Red Robin Gourmet Burgers, Inc.  (Management), including the Company’s Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.  As a result, the Company’s CEO and PAO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and PAO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended July 10, 2011.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 10, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

On June 20, 2011, the Company was served with a wage and hour class action lawsuit, Kevin McConnell v. Red Robin International, Inc.  The lawsuit was filed in United States District Court in the Northern District of California in the San Francisco division.  The claims are 1) failure to provide meal and rest periods; 2) failure to compensate employees for all hours worked; 3) failure to furnish wage and hour statements; 4) failure to maintain employee time records; 5) unfair competition; 6) waiting time penalties and 7) claims under the Private Attorney General Act.  Red Robin filed its Answer on July 11, 2011.  Although we plan to vigorously defend against this suit, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

In December 2009, the Company was served with a purported class action lawsuit, Marcos R. Moreno v. Red Robin International, Inc. The case was filed in Superior Court in Ventura County, California and has been removed to Federal District Court for the Central District of California under the Class Action Fairness Act of 2005 (“CAFA”).  Red Robin filed its Answer and Affirmative Defenses on February 10, 2010.  The lawsuit alleges failure to pay wages and overtime, failure to provide rest and meal breaks or to pay compensation in lieu of such breaks, failure to pay timely wages on termination, failure to provide accurate wage statements, and unlawful business practices and unfair competition. Plaintiff is seeking compensatory and special damages, restitution for unfair competition, premium pay, penalties and wages under the Labor Code, and attorneys’ fees, interest and costs.   On March 24, 2010, the Court granted a stay of the case pending the outcome of a California case currently before the California Supreme Court for review.  That case involves similar allegations regarding rest and meal breaks.  It is anticipated that the California Supreme Court will provide useful guidance on rest and meal breaks when the opinion in that case is issued.  We believe the Moreno suit is without merit.  Although we plan to vigorously defend against this suit, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

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

Item 1A.                 Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed with the SEC on February 25, 2011.  One additional risk factor is added at the section entitled “Risks Related to Our Business” under Item 1A, to read in its entirety as stated below. This cautionary statement is to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in this cautionary statement are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

If we do not successfully manage the transitions associated with our new executive officers, there could be an adverse impact on our revenues, operations or results of operations.

Within the last year, we have appointed a new chief executive officer, chief financial officer and chief marketing officer.  As a result, these officers and the rest of the executive team have a limited history of working together. Our success depends on our ability to fully integrate our new executives into our business and their ability to lead and implement our strategies and initiatives. If we are unable to effect a smooth transition with the new executives and to successfully integrate them, or if these new executives fail to perform effectively, our business, financial condition, and results of operations could be adversely affected.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended July 10, 2011, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during second quarter 2011.

Date	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 13- July 10, 2011	25,000	33.57	422,530	$39,622,914
Total	25,000

(1)           In August 2010, the Company’s board of directors re-authorized a repurchase of up to $50.0 million of the Company’s equity securities.  Under this authorization, repurchases of our common stock may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2011.  This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  As of July 10, 2011, the Company purchased 422,530 shares under the plan for a total of $10.4 million.

Item 6.  Exhibits

Exhibit Number	Description
3.1

Certificate of Eliminations of Series A Junior Participating Preferred Stock of Red Robin Gourmet Burgers, Inc. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011.

4.1

Amendment No. 2 to Rights Agreement, dated as of May 27, 2011 between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011.

10.1

Amended and Restated Credit Agreement, dated May 6, 2011. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2011.

10.2

Amended and Restated Security Agreement, dated May 6, 2011. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2011.

10.3	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 1, 2011.

10.4

Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 12, 2002 (Registration No. 333-87044).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Accounting Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Principal Accounting Officer

101

The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 10, 2011 and December 26, 2010; (ii) Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended July 10, 2011 and July 11, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 10, 2011 and July 11, 2010; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

August 12, 2011	/s/ Christina R. Carlson
(Date)	Christina R. Carlson
Principal Accounting Officer