Form 10-Q
period 2011-10-02
RED ROBIN GOURMET BURGERS INC
filed 2011-11-04
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, $0.001 par value per share	14,661,422 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	October 2, 2011	December 26, 2010
Assets:
Current Assets:
Cash and cash equivalents	$27,094	$17,889
Accounts receivable, net	8,277	6,983
Inventories	16,616	16,037
Prepaid expenses and other current assets	9,665	7,600
Income tax receivable	540	3,822
Deferred tax asset	2,189	1,294
Total current assets	64,381	53,625

Property and equipment, net	405,453	414,048
Goodwill	61,769	61,769
Intangible assets, net	39,890	43,056
Other assets, net	9,155	6,759
Total assets	$580,648	$579,257

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$12,457	$12,776
Construction related payables	4,009	2,943
Accrued payroll and payroll related liabilities	32,967	29,137
Unearned revenue	10,461	14,391
Accrued liabilities	26,238	18,592
Current portion of term loan notes payable	9,375	18,739
Current portion of long-term debt and capital lease obligations	734	838
Total current liabilities	96,241	97,416

Deferred rent	39,437	34,214
Notes payable, long-term portion	136,875	85,214
Other long-term debt and capital lease obligations	10,069	53,731
Other non-current liabilities	5,350	8,021
Total liabilities	287,972	278,596

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,268,395 and 17,101,897 shares issued; 14,663,369 and 15,600,867 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 2,605,026 and 1,501,030 shares, at cost	(80,985)	(50,321)
Paid-in capital	176,779	171,558
Accumulated other comprehensive income (loss), net of tax	(411)	(197)
Retained earnings	197,276	179,604
Total stockholders’ equity	292,676	300,661
Total liabilities and stockholders’ equity	$580,648	$579,257

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues:
Restaurant revenue	$202,679	$191,612	$696,338	$657,094
Franchise royalties and fees and other revenues	3,565	3,231	12,531	14,602
Total revenues	206,244	194,843	708,869	671,696

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	51,688	46,723	175,599	160,432
Labor (includes $133, $211, $508 and $631 of stock-based compensation, respectively)	68,143	68,231	235,588	233,080
Operating	29,226	29,080	96,968	96,695
Occupancy	15,458	14,074	50,215	48,361
Depreciation and amortization	13,006	13,341	42,751	43,777
Selling, general, and administrative (includes $563, $1,349, $1,669 and $3,100 of stock-based compensation, respectively)	22,926	22,612	79,508	73,455
Pre-opening costs	622	740	2,799	1,992
Asset impairment charge	1,919	6,116	1,919	6,116
Total costs and expenses	202,988	200,917	685,347	663,908

Income (loss) from operations	3,256	(6,074)	23,522	7,788

Other expense:
Interest expense, net and other	1,556	1,106	4,424	4,228

Income (loss) before income taxes	1,700	(7,180)	19,098	3,560
Income tax expense (benefit)	(369)	(2,967)	1,426	(1,512)
Net income (loss)	$2,069	$(4,213)	$17,672	$5,072
Earnings (loss) per share:
Basic	$0.14	$(0.27)	$1.17	$0.33
Diluted	$0.14	$(0.27)	$1.15	$0.32
Weighted average shares outstanding:
Basic	15,024	15,519	15,154	15,494
Diluted	15,277	15,519	15,395	15,668

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Forty Weeks Ended
	October 2, 2011	October 3, 2010
Cash Flows From Operating Activities:
Net income	$17,672	$5,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,751	43,777
Gift card breakage	(1,334)	(4,165)
Stock-based compensation expense	2,177	2,954
Asset impairment charge	1,919	6,116
Restaurant closure costs	—	89
Other, net	(1,722)	(3,144)
Changes in operating assets and liabilities	11,653	851
Cash provided by operating activities	73,116	51,550

Cash Flows From Investing Activities:
Purchases of property and equipment	(32,650)	(25,793)
Proceeds from sales of property	1,122	—
Changes in marketing fund restricted cash	527	824
Cash used in investing activities	(31,001)	(24,969)

Cash Flows From Financing Activities:
Borrowings of long-term debt	187,000	124,100
Payments of long-term debt	(187,704)	(159,630)
Payments to acquire Treasury Stock	(30,664)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,819	636
Debt issuance costs	(3,662)	—
Payments of other debt and capital lease obligations	(699)	(715)
Cash used in financing activities	(32,910)	(35,609)

Net change in cash and cash equivalents	9,205	(9,028)
Cash and cash equivalents, beginning of period	17,889	20,268
Cash and cash equivalents, end of period	$27,094	$11,240

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$790	$725
Interest paid, net of amounts capitalized	4,006	3,802

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. At October 2, 2011, the Company operated 323 company-owned restaurants located in 32 states. The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 137 restaurants in 21 states and two Canadian provinces as of October 2, 2011.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates included in the preparation of these financial statements pertain to recoverability of long-lived assets, recoverability of goodwill, estimated useful lives of other intangible assets, variable compensation accruals, lease accounting, estimated fair value, self-insurance liabilities, stock-based compensation expense, estimated breakage on unredeemed gift cards and deferred revenue related to our customer loyalty program, legal contingencies, and income taxes.  Actual results could differ from those estimates.  The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted.  The condensed consolidated balance sheet as of December 26, 2010, has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.  For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 26, 2010 filed with the SEC on February 25, 2011.

The Company’s quarter which ended October 2, 2011, is referred to as third quarter 2011, or the twelve weeks ended October 2, 2011; the second quarter ended July 10, 2011, is referred to as second quarter 2011, or the twelve weeks ended July 10, 2011; the first quarter ended April 17, 2011, is referred to as first quarter 2011, or the sixteen weeks ended April 17, 2011; and, together the first, second and third quarters of 2011 are referred to as the forty weeks ended October 2, 2011.  The Company’s quarter which ended October 3, 2010, is referred to as the third quarter 2010, or the twelve weeks ended October 3, 2010; the second quarter ended July 11, 2010, is referred to as second quarter 2010, or the twelve weeks ended July 11, 2010; the first quarter ended April 18, 2010, is referred to as first quarter 2010, or the sixteen weeks ended April 18, 2010; and, together the first, second and third quarters of 2010 are referred to as the forty weeks ended October 3, 2010.

Recent Accounting Pronouncements

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

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment.  The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011.

2.                      Restaurant Impairment and Closures

During the third quarter of fiscal 2011, the Company determined that one company-owned restaurant was impaired.  The Company recognized a non-cash pre-tax impairment charge of $1.9 million resulting from the continuing and projected future results of this restaurant, primarily through projected undiscounted cash flows, which indicated impairment.  During the third quarter of fiscal 2010, the Company determined that four company-owned restaurants were impaired, and the Company recognized a non-cash impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants.  The Company compared the carrying amount of each restaurant to its fair value as estimated by management.  The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value.

The Company closed no restaurants during the forty weeks ended October 2, 2011.  The Company closed one restaurant in the first quarter of 2010.  There was no associated amount of goodwill to write off in connection with the closure.  The Company recognized charges of $89,000 for the forty weeks ended October 3, 2010, related to lease terminations and other closing related costs for this restaurant.

3.                      Stock-Based Compensation

Stock Options

During the twelve weeks ended October 2, 2011, the Company issued 20,000 options with a weighted average grant date fair value of $13.42 per share and a weighted average exercise price of $29.98 per share.  Compensation expense for these options is recognized over the remaining vesting period less expected forfeitures.  The weighted average vesting period for all options outstanding is approximately 1.4 years.  The Company issued 44,000 options with a weighted average grant date fair value of $9.05 per share and a weighted average exercise price of $20.03 per share during the twelve weeks ended October 3, 2010.

During the forty weeks ended October 2, 2011, the Company issued 153,000 options with a weighted average grant date fair value of $14.27 per share and a weighted average exercise price of $32.38 per share.  Compensation expense for these options is recognized over the remaining weighted average vesting period less expected forfeitures for all options outstanding which is approximately 1.4 years.  The Company issued 298,000 options with a weighted average grant date fair value of $9.14 per share and a weighted average exercise price of $21.45 per share during the forty weeks ended October 3, 2010.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Risk-free interest rate	0.8%	1.1%	1.2%	1.6%
Expected years until exercise	3.8	3.9	3.6	3.6
Expected stock volatility	60.7%	59.9%	60.3%	57.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$13.42	$9.05	$14.27	$9.14

Restricted Stock

The Company did not issue any shares of restricted stock during the twelve and forty weeks ended October 2, 2011 or during the twelve and forty weeks ended October 3, 2010.   Compensation expense for the aggregate 14,000 shares of non-vested common stock outstanding at October 2, 2011 is recognized over the remaining vesting period, less expected forfeitures.  The remaining weighted average vesting period is approximately 0.7 years.  These awards vest in installments over four years on the anniversary dates.

Time Based RSUs

During the twelve weeks ended October 2, 2011, the Company granted 26,000 time based restricted stock units (“RSUs”) to employees under the Second Amended and Restated 2007 Performance Incentive Plan (the “Stock Plan”) with a weighted average grant date fair value of $28.50.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for RSUs is recognized over the vesting period, less expected forfeitures.  During the forty weeks ended October 2, 2011, the Company granted 69,000 RSUs under the Stock Plan with a weighted average grant date fair value of $31.77.  The Company granted 114,000 RSUs under the Stock Plan with a weighted average grant date fair value of $20.83 during the forty weeks ended October 3, 2010.

The weighted average vesting period for all RSUs outstanding is approximately 1.7 years.  The RSUs granted to employees vest in equal installments over three to four years on the anniversary date and, upon vesting, the Company issues one share of the Company’s common stock for each RSU.  The RSUs granted to non-employee directors are scheduled to vest in three equal installments on the first, second, and third anniversaries of the date of grant and the shares underlying the units will be distributed upon vesting.  The Company granted 23,000 RSUs with a weighted average grant date fair value of $19.83 during the twelve weeks ended October 3, 2010.

Performance Based RSUs

During the forty weeks ended October 3, 2011, the Company granted no performance based restricted stock units (“PSUs”).  During the first quarter 2010, the Company issued 40,500 PSUs under its 2007 Stock Plan with a grant date fair value of $35.90.  The Company issued 20,400 additional PSUs during the third quarter 2010 with a grant date fair value of $33.01.  These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition.  The actual number of PSUs subject to the awards will be determined at the end of the performance period based on the performance metrics.  The fair value of the PSUs is calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified as equity because each unit is convertible into one share of the Company’s common stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier).

4.                        Earnings Per Share

Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are calculated based upon the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the twelve and forty weeks ended October 2, 2011, weighted stock options outstanding  of 249,000 and 226,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and forty weeks ended October 3, 2010, weighted stock options outstanding  of 764,000 and 529,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the effect of outstanding stock options.  The computations for basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income (loss)	$2,069	$(4,213)	$17,672	$5,072
Basic weighted-average shares outstanding	15,024	15,519	15,154	15,494
Dilutive effect of stock options and awards	253	—	241	174
Diluted weighted-average shares outstanding	15,277	15,519	15,395	15,668

Earnings (loss) per share:
Basic	$0.14	$(0.27)	$1.17	$0.33
Diluted	$0.14	$(0.27)	$1.15	$0.32

5.                        Borrowings

Borrowings at October 2, 2011 and December 26, 2010 are summarized below (in thousands):

	October 2, 2011	December 26, 2010
Term loan facility	$146,250	$103,954
Revolving credit facility	—	43,000
Capital lease obligations	10,803	11,568
Total Debt	157,053	158,522
Less: Current portion	(10,109)	(19,577)
Long-term debt	$146,944	$138,945

On May 6, 2011, the Company amended and restated its credit facility, which was set to mature in June 2012, to provide a more flexible capital structure and facilitate its growth plans.  Borrowings under the amended credit agreement may be used by the Company to repurchase shares of its capital stock within certain limits, continue to finance restaurant construction, and for working capital or other general corporate requirements.  The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus a range of 2.25% to 3.0% depending upon leverage or base rate plus a range of 1.25% to 2.00% depending upon leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus an initial rate of 0.50% and (c) LIBOR for an Interest Period of one month plus 1%).  The amended credit agreement also allows, subject to lender participation, the Company to increase the revolving credit facility or term loan by up to an additional $100 million in the future.  As part of the amended credit agreement, the Company may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility.  The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  The Company’s obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of the assets of the Company, which includes the capital stock of subsidiaries of the Company.  Additionally, the amended credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

The Company initially borrowed $150 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility.  The effective interest rate on the term loan facility as of October 2, 2011 was 3.37%.

The Company is subject to a number of customary covenants under its credit agreement, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios.  As of October 2, 2011, we were in compliance with all debt covenants.

6.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction.  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (generally, 24 months).  The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the first quarter 2010.  The Company completed initial analysis of unredeemed gift card liabilities for gift cards sold in third party locations during the first quarter of 2011 and recognized $438,000 into revenue as an initial adjustment.  The Company completed initial analysis of unredeemed gift card liabilities for gift cards sold in restaurants during the first quarter of 2010 and recognized $3.5 million into revenue as an initial adjustment. For the twelve and forty weeks ended October 2, 2011, the Company recognized gift card breakage of $274,000 and $1.3 million, respectively, (inclusive of initial cumulative program adjustment for third party gift card sales).  For the twelve and forty weeks ended October 3, 2010, the Company recognized $192,000 and $4.2 million, respectively, (inclusive of an initial cumulative program adjustment for restaurant gift card sales).  Gift card breakage is included in other revenue in the consolidated statements of operations.

7.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses.  These costs include salaries, variable compensation, advertising, media, and marketing materials. Media costs are expensed as incurred or when the advertisement first runs. Such costs amounted to $6.5 million and $23.3 million for the twelve weeks and forty weeks ended October 2, 2011, respectively, and $6.4 million and $23.3 million, respectively, for the twelve and forty weeks ended October 3, 2010.

Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the “Marketing Funds”).  These Marketing Funds are used to develop and distribute Red Robin branded marketing materials, for media purchases and for administrative costs.  The Company’s portion of costs incurred by the Marketing Funds is recorded as selling, general, and administrative expenses in the Company’s financial statements.

8.                       Derivative and Other Comprehensive Income

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities.  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company has one interest rate swap at October 2, 2011 and it’s counterparty is Rabobank International, Utrecht (“Rabobank”).  Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company’s floating interest rate on half of the remaining term loan that is outstanding at October 2, 2011 under the Company’s amended and restated credit facility, or $73.1 million notional at October 2, 2011.  The interest rate swap has an effective date of August 5, 2011, and $0.9 million of the initial $74.1 million expired on September 30, 2011, in accordance with its original terms. The notional amount of the hedge will decrease quarterly based on the remaining required principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  The Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount, which is half of the outstanding term loan.  In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.  The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge.  Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

In March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that was outstanding under the Company’s amended and restated credit facility.  The interest rate swap had an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, and the remaining $70 million expired on March 19, 2011, in accordance with its original terms.  The Company was required to make payments based on a fixed interest rate of 2.7925%, calculated on the remaining notional amount of $70 million.  In exchange, the Company received interest on $70 million of the notional amount at a variable rate that was based on the 3-month LIBOR rate.  The Company entered into this interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge since its inception.  Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of October 2, 2011 and December 26, 2010 (in thousands):

Balance Sheet Location	Derivative Liability
	Fair value at October 2, 2011	Fair value at December 26, 2010

Accrued liabilities	$446	$411
Other non-current liabilities	227	—
Total derivatives	$673	$411

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of operations for the twelve and forty weeks ended October 2, 2011 and October 3, 2010 (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Unrealized gain (loss) on swap in AOCL (pretax)	$(782)	$(70)	$(782)	$(378)
Realized gain (loss) [pretax effective portion] recognized in interest expense	$(109)	$(375)	$299	$(1,614)

As a result of this activity, AOCL increased by $673,000 and $262,000 on a pretax basis or $411,000 and $214,000 on an after tax basis for the twelve and forty weeks ended October 2, 2011, respectively.  For the twelve and forty weeks ended October 3, 2010, AOCL decreased by $305,000 and $1.2 million on a pretax basis or $114,000 and $888,000 on an after tax basis for the twelve and forty weeks ended October 3, 2010, respectively.  The interest rate swap had no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness.  The company expects no ineffectiveness in the next twelve months.  Additionally, the Company had no obligations at October 2, 2011 to post collateral under the terms of the Interest Rate Swap Agreement.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income (loss)	$2,069	$(4,213)	$17,672	$5,072
Unrealized gain (loss) on cash flow swap, net of tax	(411)	114	(214)	888
Total comprehensive income (loss)	$1,658	$(4,099)	$17,458	$5,960

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

Assets and Liabilities Measured at Fair Value

The derivative liability associated with the interest rate swap is considered to be a Level Two instrument. The interest rate swap was a standard cash flow hedge with a fair value estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves.  See Note 8, Derivative and Other Comprehensive Income, for the discussion of the derivative liability.

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, variable compensation and commissions each plan year.  The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level Two inputs.  At October 2, 2011, and December 26, 2010, a liability for participant contributions and investment income thereon of $2.3 million and $2.6 million, respectively, is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies at October 2, 2011, and December 26, 2010, was $2.2 million and $2.5 million, respectively, and is included in other assets, net.

As of October 2, 2011, the Company had no financial assets or liabilities that were measured using Level One or Level Three inputs.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended October 2, 2011, and for the fiscal year ended December 26, 2010 (in thousands):

	October 2, 2011	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,235	$—	$2,235	$—
Total assets measured at fair value	$2,235	$—	$2,235	$—

Liabilities:
Derivative - interest rate swap	$673	$—	$673	$—
Deferred compensation plan	2,301	—	2,301	—
Total liabilities measured at fair value	$2,974	$—	$2,974	$—

	December 26, 2010	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,510	$—	$2,510	$—
Total assets measured at fair value	$2,510	$—	$2,510	$—

Liabilities:
Derivative - interest rate swap	$411	$—	$411	$—
Deferred compensation plan	2,545	—	2,545	—
Total liabilities measured at fair value	$2,956	$—	$2,956	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit agreement and capital leases are carried at historical cost in the accompanying consolidated balance sheet.  For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  The inputs used to value both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments.  The carrying amount of the Company’s credit facility as of October 2, 2011, and December 26, 2010, was approximately $146.3 million and $147.0 million, respectively.  The fair value of the Company’s credit facility as of October 2, 2011, and December 26, 2010, was approximately $147.6 million and approximately $148.1 million, respectively.  There are $10.8 million of outstanding borrowings recorded for the Company’s capital leases as of October 2, 2011, which have an estimated fair value of $11.8 million.  At December 26, 2010, the carrying amount of the Company’s capital lease obligations was $11.6 million, and the fair value was $11.5 million.

Asset Impairment

The Company took a pre-tax impairment charge for one of its restaurants in the third quarter 2011of $1.9 million and four of its restaurants in the third quarter 2010 of $6.1 million.  These are considered to be assets that are measured at fair value on a nonrecurring basis.  The inputs used for the fair value measurement of the restaurants are considered Level Three.  For further information refer to Note 2 Restaurant Impairment and Closures.

10.               Related Party Transactions

In 2009, the Company appointed a member and former franchisee to its board of directors who qualifies as a related party.  This board member is a principal of, and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three Company-owned restaurants.  These restaurants were acquired from the franchisee as part of three restaurant acquisitions in 2007.  Under those leases, the Company recognized rent and other related payments in the amounts of $226,000 and $214,000 for the twelve weeks ended October 2, 2011 and October 3, 2010, respectively and $873,000 and $854,000 for the forty weeks ended October 2, 2011 and October 3, 2010, respectively.  Future minimum lease commitments under these leases are $4.8 million as of October 2, 2011.

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

12.                Share Repurchase

On August 12, 2010, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s common stock, which may be made from time to time in open market transactions or through privately negotiated transactions through December 31, 2011. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.  There were 681,466 shares purchased in the third quarter 2011 with an average purchase price of $29.77 per share for a total of $20.3 million.  There were 1.1 million shares purchased under the plan for the forty weeks ended October 2, 2011 with an average purchase price of $27.78 per share for a total of $30.7 million.  There is an additional $19.3 million that may be purchased under this board authorized repurchase plan.   On October 26, 2011, the Company’s board of directors re-authorized a repurchase of up to $50.0 million of the Company’s common stock, which includes the balance of the previous authorization, and which will expire December 31, 2012.

13.                Executive Transition

In June 2011, the Company announced the departure of its Chief Financial Officer and Chief Marketing Officer.  We appointed a new Chief Marketing Officer, effective as of August 2, 2011 and our new Chief Financial Officer was appointed, effective as of September 12, 2011.  Charges of $0.5 million and $1.4 million for the twelve and forty weeks ended October 2, 2011, respectively, related to executive transition were recorded in selling, general and administrative expense.

Stephen E. Carley was appointed as Chief Executive Officer of the Company and as a member of the board, effective as of September 13, 2010.  In connection with the appointment of Mr. Carley as the Company’s new Chief Executive Officer, the Company also announced the termination of the employment with the Company of Dennis B. Mullen, the former Chief Executive Officer.  The charges of $2.3 million related to executive transition were recorded in selling, general and administrative expense during the period ended October 3, 2010.

14.                Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.   All comparisons under this heading between 2011 and 2010 refer to the twelve and forty week periods ending October 2, 2011 and October 3, 2010, respectively, unless otherwise indicated.

Overview

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. At October 2, 2011, the Company operated 323 company-owned restaurants located in 32 states. The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 137 restaurants in 21 states and two Canadian provinces as of October 2, 2011.

We have identified and continue to examine opportunities that will drive strong financial performance through both revenue growth and improved expense management. We also see opportunities in both the short and long term to optimize the allocation of our capital. We have built key short and long-term strategies and initiatives around these opportunities, which we have named collectively “Project RED”.

The following summarizes the operational and financial highlights during the twelve and forty weeks of fiscal 2011:

•                  New Restaurant Openings.  We opened two and nine company-owned restaurants during the twelve and forty weeks ended October 2, 2011, respectively.  We plan to open up to three additional company-owned restaurants in 2011 which we expect to fund from our operating cash flows.

•                  Comparable Restaurant Sales.  Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented.  For those restaurants that entered the comparable restaurant pool during the current year, comparable sales on a year to date basis are calculated only for the period of time the restaurant reaches the full five quarters.  Therefore, sales for such a restaurant can be split between comparable and non-comparable for year to date comparisons.  For the twelve weeks ended October 2, 2011, the 306 restaurants in our comparable base experienced a 2.1% increase in gross sales from these same restaurants in the same period last year.  This increase was driven by a 5.3% increase in average guest check, offset by a 3.2% decrease in guest count.  For the forty weeks ended October 2, 2011, the restaurants in our comparable base experienced a 2.3% increase in gross sales from the same period last year, which was driven by a 3.3% increase in average guest check, offset by a 1.0% decrease in guest count.

•                  Marketing Efforts.  We have executed a variety of revenue growth programs during the first forty weeks of 2011.  During the first quarter of 2011, we launched our Red Royalty ™ loyalty program in all of our company-owned restaurants.  We also implemented certain beverage programs including happy hour and beverage menu promotions that are aimed at increasing beverage sales, in particular alcohol beverages, in our restaurants.  In the second quarter of 2011, we completed a nationwide roll-out of our new tri-fold menu, which included an estimated 1.5% price increase and new features.  Finally, we have continued our limited time offer (“LTO”) programs supported by national television media campaigns through the spring, summer and fall of 2011.  We believe many of these activities have resulted in increases in our average guest check and sales of items per guest. At the beginning of fourth quarter 2011, we launched a new menu with a 0.9% price increase.

•                  Food Costs.  As a percentage of restaurant revenue, we have seen an increase in cost of goods during the twelve and forty weeks ended October 2, 2011 compared to prior year.  In particular, the cost of ground beef, which comprises approximately 12% to 13% of our cost of goods has increased approximately 5.5% and 11.5% for the twelve and forty weeks ended October 2, 2011, respectively, compared to the prior year and we expect ground beef pricing will continue to increase throughout 2011 and 2012.  In addition, national and international supply-demand imbalances and other factors continue to increase commodity prices, which will have a negative effect on our costs of sales.

•                  Labor.  Labor costs as a percentage of restaurant revenue decreased 200 basis points and 170 basis points for the twelve and forty weeks ended October 2, 2011 from the same periods in 2010.  These decreases were primarily driven by the leverage from our higher average guest check, lower average rate per hour and increased productivity.

•                  Operating Expense Initiatives.    Other operating expense categories saw declines as a percent of restaurant revenue through a variety of initiatives undertaken to reduce our operating costs and operating expenses as a percent of restaurant revenue in third quarter 2011 primarily due to improvements in expense management and leverage from higher revenues.  We expect, in general, to see lower expenses as a percent of restaurant revenue throughout 2011 compared to 2010.

Restaurant Data

The following table details restaurant unit data for our company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Company-owned:
Beginning of period	321	309	314	306
Opened during period	2	3	9	7
Closed during period	—	—	—	(1)
End of period	323	312	323	312

Franchised:
Beginning of period	137	134	136	133
Opened during period	—	—	2	3
Sold or closed during period	—	(1)	(1)	(3)
End of period	137	133	137	133

Total number of Red Robin restaurants	460	445	460	445

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues:
Restaurant	98.3%	98.3%	98.2%	97.8%
Franchise royalties and fees and other revenues	1.7	1.7	1.8	2.2
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.5	24.4	25.2	24.4
Labor (includes 0.1%, 0.1%, 0.1%, and 0.1% of stock-based compensation expense, respectively)	33.6	35.6	33.8	35.5
Operating	14.4	15.2	13.9	14.7
Occupancy	7.6	7.3	7.2	7.4
Total restaurant operating costs	81.2	82.5	80.2	82.0

Depreciation and amortization	6.3	6.8	6.0	6.5
Selling, general, and administrative (includes 0.3%, 0.7%, 0.2%, and 0.5% of stock-based compensation expense, respectively)	11.1	11.6	11.2	10.9
Pre-opening costs	0.3	0.4	0.4	0.3
Asset impairment	0.9	3.1	0.3	0.9
Income (loss) from operations	1.6	(3.1)	3.3	1.2

Interest expense, net and other	0.8	0.6	0.6	0.6
Income (loss) before income taxes	0.8	(3.7)	2.7	0.5
Income tax expense (benefit)	(0.2)	(1.5)	0.2	(0.2)
Net income (loss)	1.0%	(2.2)%	2.5%	0.8%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Forty Weeks Ended
	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
Restaurant revenue (1)	$202,679	$191,612	5.8%	$696,338	$657,094	6.0%
Franchise royalties and fees and other revenue (1)	3,565	3,231	10.3%	12,531	14,602	(14.2)%
Total revenues (1)	$206,244	$194,843	5.9%	$708,869	$671,696	5.5%
Average weekly gross sales volumes:
Total restaurants	$53,966	$52,295	3.2%	$56,286	$54,480	3.3%
Operating weeks	3,870	3,730	3.8%	12,726	12,341	3.1%

(1) In thousands, except percentages

Restaurant revenue during the twelve weeks ended October 2, 2011, which is comprised almost entirely of food and beverage sales, increased by $11.1 million compared to third quarter 2010.  Gross sales in our comparable restaurant base experienced an increase of approximately $4.0 million or 2.1% during the third quarter 2011.  This increase was primarily the result of a 5.3% increase in average guest check partially offset by 3.2% decrease in guest counts.   We believe the gross sales increase was driven by a combination of our second quarter menu price increase, the nationwide rollout of our tri-fold menu, and the Red Royalty loyalty program. Discounts related to our Red Royalty loyalty program are accounted for as a reduction of sales so that our net comparable restaurant sales increased 0.8%.  Sales for non-comparable restaurants contributed an increase of $10.3 million, primarily all of which was attributed to sales from restaurants opened since the end of the third quarter of 2010.

Restaurant revenue for the forty week period ended October 2, 2011, increased $39.2 million, or 6.0%, from the same period in 2010.  This was primarily the result of a 3.3% increase in the average guest check partially offset by a 1.0% decrease in guest counts.  These gross sale increases were partially offset by an increase in sales discounts driven primarily from frequency rewards redeemed by our Red Royalty™ members.  Discounts related to our Red Royalty loyalty program are accounted for as a reduction of sales so that our net comparable restaurant sales increased 1.7%. Gross sales for non-comparable restaurants contributed an increase of $31.7 million in restaurant revenue.

Average weekly sales volumes represent the total restaurant revenue, before discounts, for a population of restaurants in both a comparable and non-comparable category for each time period presented, divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the third quarter 2011, there were 306 comparable restaurants.  Non-comparable restaurants are primarily restaurants that are open but by definition not included in the comparable category because they haven’t yet reached the five full quarters of operation.  At the end of the third quarter 2011, there were 17 non-comparable restaurants.  Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 8.6% and 7.5% for the twelve and forty weeks ended October 2, 2011, respectively.  The twelve and forty week increase is primarily attributable to the increased sales at franchise locations and six new franchise locations opened since October 3, 2010.   Our franchisees reported that comparable restaurant sales increased 2.1% for U.S. restaurants and increased 4.7% for Canadian restaurants for the third quarter of 2011 compared to the third quarter of 2010.  For the forty weeks ended October 2, 2011, our franchisees reported that comparable restaurant sales for U.S. restaurants increased 2.4% and Canadian restaurants increased 2.0% from the forty week period ended October 3, 2010.

Other revenue consists primarily of gift card breakage.  We recognized $0.3 million and $0.2 million, respectively, of gift card breakage for the twelve weeks ended October 2, 2011 and October 3, 2010.  For the forty weeks ended October 2, 2011 and October 3, 2010, we recognized $1.3 million and $4.2 million, respectively, of gift card breakage.  During the first quarter 2011, we recognized $438,000 of third-party gift card revenue as an initial cumulative program adjustment for gift card sales sold in third party retail locations, while during the first quarter 2010, we recognized $3.5 million of breakage revenue as an initial cumulative program adjustment for gift cards sold in our restaurants.

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
Cost of sales	$51,688	$46,723	10.6%	$175,599	$160,432	9.5%
As a percent of restaurant revenue	25.5%	24.4%	1.1%	25.2%	24.4%	0.8%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the twelve weeks ended October 2, 2011, cost of sales as a percentage of restaurant revenue increased 110 basis points, or $5.0 million, compared to the same period in the prior year.  This increase was driven by an approximate 70 basis points increase in commodity costs, in particular, ground beef, potatoes, cheese and fry oil and a 70 basis points increase in higher cost food items related to changes in product mix to higher cost menu items.  These increases were partially offset by a 30 basis point decrease due to the leverage on our higher revenue.

For the forty weeks ended October 2, 2011, cost of sales as a percentage of restaurant revenue increased 80 basis points and $15.2 million from the forty weeks ended October 3, 2010; this increase was driven by a 70 basis points net increase in commodity costs, including ground beef, potatoes, cheese and produce and a 40 basis point increase related to change in product mix to higher cost menu items.  These increases were partially offset by a 20 basis point decrease due to the leverage on our higher revenue.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
Labor	$68,143	$68,231	(0.1)%	$235,588	$233,080	1.1%
As a percent of restaurant revenue	33.6%	35.6%	(2.0)%	33.8%	35.5%	(1.7)%

Labor costs include restaurant hourly wages, restaurant management salaries, stock-based compensation, variable compensation, taxes, and benefits for restaurant team members.  For the twelve weeks ended October 2, 2011, labor costs as a percentage of restaurant revenue decreased 200 basis points.  Approximately 150 basis points of this decrease was due to the leverage of our higher average guest check on our fixed labor costs, while approximately 80 basis points decrease was due to increased productivity and a lower average hourly rate.  These decreases were offset by an approximate 40 basis point increase in payroll taxes specifically related to reduced HIRE Act payroll tax reductions realized in 2010.

For the forty weeks ended October 2, 2011, labor as a percentage of restaurant revenue decreased 170 basis points from the forty weeks ended October 3, 2010.  This decrease is driven by the leverage of our higher guest check as well as increased productivity and a lower average hourly rate.  These decreases were partially offset by higher payroll taxes, specifically related to reduced HIRE Act payroll tax deductions realized in 2010.

Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
Operating	$29,226	$29,080	0.5%	$96,968	$96,695	0.3%
As a percent of restaurant revenue	14.4%	15.2%	(0.8)%	13.9%	14.7%	(0.8)%

Operating costs include variable costs such as restaurant supplies and fixed costs such as energy costs and repairs and maintenance.  For both the twelve and forty weeks ended October 2, 2011, operating costs as a percentage of restaurant revenue decreased 80 basis points over prior year.  Contributing to the twelve week decrease as a percentage of restaurant revenue was primarily a combination of 60 basis points leverage from higher restaurant revenue and 30 basis points decrease in service costs.

Contributing to the forty week decrease was a combination of 50 basis point leverage from higher restaurant revenue and a 20 basis point decrease in service and maintenance expenses.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
Occupancy	$15,458	$14,074	9.8%	$50,215	$48,361	3.8%
As a percent of restaurant revenue	7.6%	7.3%	0.3%	7.2%	7.4%	(0.2)%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs.   Fixed rents for the twelve and forty weeks ended October 2, 2011 were $9.9 million and $32.4 million, respectively.  The twelve week increase of occupancy costs as a percent of restaurant revenue related mainly to an increase in general liability insurance, partly offset by revenue.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
Depreciation and amortization	$13,006	$13,341	(2.5)%	$42,751	$43,777	(2.3)%
As a percent of total revenues	6.3%	6.8%	(0.5)%	6.0%	6.5%	(0.5)%

Depreciation and amortization includes depreciation of capital investments for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense as a percentage of revenue for the twelve and forty weeks ended October 2, 2011, decreased which was driven by leverage from higher restaurant sales volumes on these fixed expenses, as well as equipment reaching full depreciation for restaurants which were open during third quarters 2005 and 2006.

Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
Selling, general, and administrative	$22,926	$22,612	1.4%	$79,508	$73,455	8.2%
As a percent of total revenues	11.1%	11.6%	(0.5)%	11.2%	10.9%	0.3%

Selling, general, and administrative costs include all corporate and administrative functions that support our existing restaurant operations, our franchises, and provide infrastructure to facilitate our future growth.  Components of this category include compensation and benefits of corporate management, supervisory and staff, marketing and media costs, travel, information systems, training, office rent, franchise administrative support, board of directors expenses, legal, and professional and consulting fees.  For the twelve weeks ended October 2, 2011, selling, general and administrative costs increased 1.4% due to a $1.8 million increase in accrued performance based compensation, and $0.4 million in expenses related to infrastructure investments, partly offset by a $1.8 million decrease in executive transition costs over third quarter 2010.

For the forty weeks ended October 2, 2011, selling, general, and administrative costs increased 8.2%, or $6.1 million, due to a $4.1 million increase in accrued performance based compensation and $1.8 million in expenses related to infrastructure investments.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2011	October 3, 2010	Percent Change	October 2, 2011	October 3, 2010	Percent Change
Pre-opening costs	$622	$740	(15.9)%	$2,799	$1,992	40.5%
As a percent of total revenues	0.3%	0.4%	(0.1)%	0.4%	0.3%	0.1%
Average per restaurant pre-opening costs	$254	$247	2.8%	$281	$257	9.3%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  Pre-opening costs for the twelve weeks ended October 2, 2011, and October 3, 2010, reflect the opening of two and one new restaurants, respectively.  We opened two and nine company-owned restaurants during the twelve and forty weeks ended October 2, 2011, respectively, compared to three and seven company-owned restaurants during the twelve and forty weeks ended October 3, 2010, respectively.

Asset Impairment

During the third quarter of fiscal 2011, the Company determined that one company-owned restaurant was impaired.  The Company recognized a pre-tax non-cash impairment charge of $1.9 million resulting from the continuing and projected future results of this restaurant, primarily through projected undiscounted cash flows, which indicated impairment.  During the third quarter of fiscal 2010, the Company determined that four company-owned restaurants were impaired, and the Company recognized a pre-tax non-cash impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants.  The Company compared the carrying amount of each restaurant to its fair value as estimated by management.  The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value.

Interest Expense, net and other

Interest expense, net and other was $1.6 million and $1.1 million for the twelve weeks ended October 2, 2011, and October 3, 2010, respectively and $4.4 million and $4.2 million for the forty weeks ended October 2, 2011, and October 3, 2010, respectively.  The increases for both the twelve and forty weeks ended October 2, 2011 were primarily due to the Company’s higher average debt balances compared to the twelve weeks ended October 3, 2010.  Our weighted average interest rate was 3.7% and 3.2% for the twelve and forty weeks ended October 2, 2011, versus 2.7% and 2.9%, respectively,  for the twelve and forty weeks ended October 3, 2010.

Provision for Income Taxes

The effective income tax rate for the third quarter 2011 was a 21.7%, tax benefit, compared to a 41.3%, tax benefit, for the third quarter 2010.  The effective income tax rate for the forty weeks ended October 2, 2011, and October 3, 2010, was tax expense of 7.5%, and a 42.5%, tax benefit, respectively.  The 2011 effective tax rate decrease over prior year is primarily due to higher income, more favorable general business tax credits, primarily the FICA Tip Tax Credit, and  as the 2011 HIRE Act Tax Credit as a percent of current year income before tax.

Liquidity and Capital Resources

General.  Cash and cash equivalents increased $9.2 million to $27.1 million at October 2, 2011, from $17.9 million at the beginning of the fiscal year. This increase was due primarily to $73.1 million of cash provided by operating activities, offset by $32.7 million used for the construction of new restaurants and expenditures for facility infrastructure improvements, and $30.7 million used for share repurchases.  We expect to continue to reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.

Financial Condition and Future Liquidity.   We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, provide support for infrastructure needs, and for general operating purposes.  In addition, we have used and may continue to use capital to repurchase our common stock and execute our long term strategic initiatives.  Our primary short-term and long-term sources of liquidity are expected to be available cash on hand, cash flows from operations and our revolving credit facility.  Based upon current levels of operations and anticipated growth, we expect that cash flows from operations and cash on hand will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months.  The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant trade credit for purchases, such as food and supplies.  We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.  We expect to open up to three additional restaurants in 2011.  We typically maintain current liabilities in excess of our current assets which results in a working capital deficit.  We are able to operate with a substantial working capital deficit because restaurant sales are primarily conducted on a cash basis.  Rapid turnover results in limited investment in inventories, and cash from sales is usually received before related accounts payable for food, supplies and payroll become due.

Credit Facility.  On May 6, 2011, the Company amended and restated its existing credit facility to provide a more flexible capital structure and facilitate its growth plans.  Borrowings under the amended credit agreement may be used by the Company for general corporate purposes including, among other uses, to repurchase shares of its capital stock, to continue to finance restaurant construction, and for working capital and general corporate requirements.  The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus a spread based on leverage or base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%).  The amended credit agreement also allows the Company, subject to lender participation, to increase the revolving credit facility or term loan by up to an additional $100 million in the future.  As part of the amended credit agreement, the Company may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility.  The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  The Company’s obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of the assets of the Company, which includes the capital stock of certain subsidiaries of the Company.  Additionally, the amended credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began June 30, 2011, and end on the maturity date of the term loan.  At October 2, 2011, we had $146.3 million of borrowings outstanding under our term loan, and $6.6 million of letters of credit outstanding under our revolving credit facility.  There were no borrowings on the revolving facility.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are $3.4 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of October 2, 2011.

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company’s floating interest rate on half of the remaining term loan that is currently outstanding under the Company’s amended and restated credit facility.  Rabobank is rated AAA by Standard & Poor’s.  The interest rate swap has an effective date of August 5, 2011, and $0.9 million of the initial $74.1 million expired on September 30, 2011, in accordance with its original terms. The notional amount of the hedge will decrease quarterly based on the remaining required principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  The Company is required to make payments based on a fixed interest rate of 1.135% calculated based on the remaining notional amount, which is half of the outstanding term loan.  In exchange, the Company receives interest on the notional amount at a variable rate that was based on the 3-month LIBOR rate.

Covenants.  We are subject to a number of customary covenants under our credit agreement, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments.  In addition, we are required to maintain two financial ratios: a leverage ratio calculated by dividing as our debt outstanding including issued standby letters of credit by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges that will not result in cash payments in a subsequent period, any prepayment penalties incurred as a result of extraordinary debt extinguishment, certain pre-opening costs, unusual or non-recurring cash losses, net proceeds received from business interruption insurance, pro forma costs savings in connection with an acquisition, divestiture, restructuring or reorganization occurring prior to the time that Consolidated EBITDA is to be determined, cash or non-cash charges related to restructuring or cost reduction initiatives in an aggregate amount not to exceed a certain threshold, and non-cash gains and non-recurring or unusual cash gains for such period; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of October 2, 2011, we were in compliance with all covenants under our amended credit agreement.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and historically increases in the minimum wage have directly affected our labor costs.  Also, many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally affected by cost inflation.  We believe that inflation had a material negative effect on our financial condition and results during the third quarter of 2011, due primarily to increased food costs.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what effect, if any, continued inflation may have on our business during 2011 or 2012.  We expect commodity and wage inflation to continue to negatively affect our cost of goods and operating costs for the remainder of 2011 and 2012.

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

Off Balance Sheet Arrangements

Except for operating leases (primarily restaurant ground and building leases), we do not have any material off balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters.  We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances.  Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions.  We had no significant changes in our critical accounting policies and estimates since our last annual report.  Our critical accounting estimates are contained in our annual report on Form 10-K for the year ended December 26, 2010.

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

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment.  The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011.

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA Act”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This statement is included for purposes of complying with the safe harbor provisions of that PSLRA Act. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof.  Such statements speak only as of the date hereof and we undertake no obligation to update any such statement to reflect events or circumstances arising after such date.  Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such statements include, without limitation, statements that reflect the Company’s current expectations with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” or comparable and similar terms or the negative thereof.  Certain forward-looking statements are included in this Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  These statements are based on assumptions believed by us to be reasonable, and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties are summarized as follows:  our business objectives and plans, including the strength of our long-term growth and profit, expense management and capital deployment opportunities; our strategies and initiatives, including Project RED and its objectives; our ability to open and operate additional restaurants in both new and existing markets profitably; the anticipated number of new restaurants and the timing of such openings; estimated costs of opening and operating new restaurants, including general and administrative, marketing and franchise development costs; expected future revenues and earnings; comparable and non-comparable restaurant sales; results of operations; and future restaurant growth (both company-owned and franchised); anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and ability to reduce overhead costs and improve efficiencies; anticipated advertising costs, the success of our advertising and marketing activities and tactics, including our Red Royalty™ program and the effect on revenue and guest counts; our ability to attract new guests and retain loyal guests, and our new initiatives targeted at adult guests; any future price increases, and their effect on our revenue and profit; future capital deployment strategies, including potential share repurchases, capital requirements for new restaurant development, working capital requirements and other anticipated expenditures; our expectation that we will have adequate cash from operations and credit facility borrowings to reduce our debt and to meet all future debt service; anticipated compliance with debt covenants; the sufficiency of the supply of commodities and labor pool to carry on our business; anticipated restaurant closings and related impairment charges; anticipated interest and tax expense; the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs; expectations regarding competition and our competitive advantages; expectations regarding consumer preferences and consumer discretionary spending; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed with the SEC on February 25, 2011.

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

Under our current credit agreement, we were exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (“ABR”), based on the Prime Rate plus 1.25% to 2.00%, or a LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 2.25% to 3.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of October 2, 2011, we had $73.1 million of borrowings subject to variable interest rates.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $731,000 on an annualized basis.

Our objective in managing exposure to interest rate changes is to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we have used an interest rate swap and may use other means such as caps to manage our net exposure to interest rate changes related to our borrowings. As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company’s floating interest rate on half of the remaining term loan that is currently outstanding under the Company’s amended and restated credit facility.  The interest rate swap has an effective date of August 5, 2011, and $1 million of the initial $74.1 million expired on September 30, 2011, in accordance with its original terms. The notional amount of the hedge will decrease quarterly based on the remaining required principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  The Company is required to make payments based on a fixed interest rate of 1.135% calculated based on the remaining notional amount, which is half of the outstanding term loan.  In exchange, the Company receives interest the notional amount at a variable rate that was based on the 3-month LIBOR rate.  This hedge is highly effective and there were no gains or losses related to hedge ineffectiveness recognized in earnings during the three quarters ended October 2, 2011.  As of October 2, 2011, the $214,000 unrealized gain, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive (loss). Refer to Note 8, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended October 2, 2011.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 2, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

On June 20, 2011, the Company was served with a purported wage and hour class action lawsuit, Kevin McConnell v. Red Robin International, Inc.  The lawsuit was filed in United States District Court in the Northern District of California in the San Francisco division.  Red Robin filed its Answer on July 11, 2011.  The claims are 1) failure to provide meal and rest periods; 2) failure to compensate employees for all hours worked; 3) failure to furnish wage and hour statements; 4) failure to maintain employee time records; 5) unfair competition; 6) waiting time penalties and 7) claims under the Private Attorney General Act.  Plaintiff is seeking class certification, general and punitive damages, restitution for unlawful business practices, waiting time and other penalties under the Labor Code, pre- and post- judgment interest, attorneys’ fees and costs.  Although we plan to vigorously defend against this suit, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

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

Item 1A.                    Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed with the SEC on February 25, 2011, as supplemented by Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended July 10, 2011 filed with the SEC on August 12, 2011.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended October 2, 2011, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during third quarter 2011.

Date	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 11 - August 7, 2011	122,277	$34.81	544,807	$35,365,999
August 8 - Septermber 4, 2011	265,641	30.23	810,448	27,335,792
September 5 - October 2, 2011	293,548	27.25	1,103,996	19,335,954
Total	681,466

(1)           In August 2010, the Company’s board of directors re-authorized a repurchase of up to $50.0 million of the Company’s equity securities.  Under this authorization, repurchases of our common stock may be made from time to time in open market transactions and through privately negotiated transactions through December 31, 2011.  This authorization may be further modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  As of October 2, 2011, the Company purchased 1,103,996 shares under the plan for a total of $30.7 million.  Subsequent to the close of the third quarter 2011, the Company’s board of directors re-authorized a repurchase of up to $50.0 million of the Company’s common stock, which includes the balance of the previous authorization, and which will expire on December 31, 2012.

Item 6.  Exhibits

Exhibit Number	Description
10.1

Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 1, 2011. Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2011.

10.2	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stuart B. Brown, dated August 10, 2011.

10.3

Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated herein by reference to Exhibit 10.20 to Amendment No. 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 12, 2002 (Registration No. 333-87044).

10.4

Separation Agreement by and between Red Robin Gourmet Burgers, Inc. and Susan Lintonsmith, dated August 9, 2011. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

10.5	Form of Red Robin Gourmet Burgers, Inc. Performance Based Cash Award Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 2, 2011 and December 26, 2010; (ii) Condensed Consolidated Statements of Operations for the twelve and forty weeks ended October 2, 2011 and October 3, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 2, 2011 and October 3, 2010; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

November 4, 2011	/s/ Stuart B. Brown
(Date)	Stuart B. Brown
Chief Financial Officer