Form 10-K
period 2011-12-25
RED ROBIN GOURMET BURGERS INC
filed 2012-02-23
CIK 1171759

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2011
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

Common Stock, $0.001 par value
Name of each exchange on which registered: NASDAQ (Global Select Market)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $541.0 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

         There were 14,590,010 shares of common stock outstanding as of February 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2012 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I

ITEM 1.    Business

Overview

        Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to guests of all ages. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the company. Since that time, Red Robin Gourmet Burgers, Inc. has owned all of the outstanding capital stock or membership interests, either directly or indirectly, of Red Robin International, Inc., and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to "Red Robin," "we", "us", "our", and the "Company" refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. For the 52-week fiscal year 2011, we generated total revenues of $915 million. As of the end of our fiscal year on December 25, 2011, the Red Robin system included 464 restaurants, of which 327 were Company-owned, and 137 were operated under franchise agreements with 21 franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchises and Licensing Arrangements" for additional information about our franchise program. As of December 25, 2011, there were Red Robin® restaurants in 43 states and two Canadian provinces.

Business Strategy

        We believe in delivering great experiences for our team members and our guests, which we believe will lead to operating and financial results greater than our casual dining peers. This focus forms the basis for our vision, which is to inspire crazy loyalty through evolving "YUMMM"® experiences that meet the unique needs of our team members, guests and our communities. Our mission is to be the everyday oasis for families and guests of all ages who want to enjoy craveable gourmet burgers in a fun, energetic environment with attentive and friendly service. We have identified and continue to examine opportunities that will drive strong financial performance through both revenue growth and improved expense management. We have built key short and long-term strategies and initiatives around these opportunities, as well as optimizing returns through allocation of our capital. These objectives include:

  •
  Grow revenue.  To drive revenue growth, we have developed initiatives to increase guest traffic and sales in our restaurants through greater frequency of visits, increasing our average guest check through incremental sales and expansion of sales during off-peak dayparts. See "Marketing and Advertising" below for additional information about our marketing strategy and initiatives.

  •
  Manage expenses.  We continue to focus on managing our expenses in the operation of our restaurants and in our selling, general and administrative functions. Our restaurant operating costs include food and other commodities, labor cost and benefits, restaurant supplies, utilities, occupancy, and other operating costs. Macroeconomic and other external factors, such as commodity and other price increases have historically resulted in upward trends in these costs. We have been implementing multiple programs to mitigate the impact of these external factors, including evaluation of our distribution and supply chain relationships, labor productivity improvement efforts, utility management systems and initiatives to streamline operational processes. We will continue these initiatives and examine any additional opportunities to reduce overhead costs and improve efficiencies throughout our organization as part of our ongoing cost management efforts.

  •
  Optimize our deployment of capital.  We are focused on disciplined deployment of capital to both grow the brand and to maximize long-term shareholder returns by optimizing the return on our capital investments. Capital allocation decisions include the evaluation of new development opportunities, including the appropriate mix of franchised and Company-owned units; new prototype restaurants; markets and sizes of restaurants; redevelopment or refurnishing options; opportunistic share repurchases; and optimizing our financial structure. We will continue the expansion of our restaurant base with the opening of new restaurants as we also pursue initiatives to increase restaurant traffic and sales as well as invest capital into our information technology and other supporting infrastructure.

Restaurant Concept

        The Red Robin brand has many desirable attributes, including a strong values-based and guest-focused culture, along with a talented team and a passionate desire to win. Red Robin was founded on four core values: Honor, Integrity, Continually Seeking Knowledge and Having Fun. These core values form the foundation for how we treat our team members, guests, and communities.

        Our menu features our signature product, the gourmet burger, which we make from premium quality ground beef; and other sandwiches made from chicken breasts, fish filets, turkey patties, as well as vegetarian and vegan burger sandwich options. We offer a wide selection of buns—including ciabatta, gluten free, sesame, onion, and whole grain buns, jalapeno roll and marbled rye—with a wide variety of toppings—including fresh guacamole, barbeque sauce, grilled pineapple, crispy onion straws, sautéed mushrooms, fried jalapenos, bruschetta salsa, coleslaw and dill pickle slices, eight different cheeses, and a fried egg. In addition to gourmet burgers and chicken sandwiches, which accounted for approximately 55.5% of our total food sales in 2011, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers, salads, soups, pastas, seafood, other entrees, desserts, and the Company's signature Mad Mixology® alcohol and non-alcohol specialty beverages. All of our gourmet burgers and sandwiches are served with our all-you-can-eat Bottomless Steak Fries®. In addition, we specialize in having items our guests can order to meet their dietary needs and preferences.

        We believe in giving our guests the "gift of time." All of Red Robin's menu items are designed to be delivered to guests in a time-efficient manner. Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. We strive to provide guests with a 37-minute dining experience at lunch and a 42-minute dining experience at dinner. Red Robin also has an unparalleled and extraordinary approach to guest service using Unbridled Acts®. We have catalogued thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members. Many examples of our Unbridled Acts® can be found on our website, www.redrobin.com. We encourage our team members to execute on the aspects of service that we have identified to be our biggest drivers of our guest loyalty.

        We also strive to provide our guests with exceptional dining value. In 2011, we had a per person average check of approximately $11.88, including beverages. We believe this price-to-value relationship and our limited time offers ("LTO") featuring innovative gourmet burgers, salads, and sandwiches differentiate us from our competitors, and it allows us to appeal to a broad base of consumers with a wide range of income levels. A low average guest check, combined with swift service and a family-friendly atmosphere further differentiates us from many other casual dining restaurants.

Operations

  Restaurant Management

        Our typical restaurant management team consists of a general manager, an assistant general manager, a kitchen manager, and one or two assistant managers depending on restaurant sales volumes. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and developing of team members, as well as operating results. Our typical restaurant employs approximately 85 hourly team members, many of whom work part-time.

        For our new restaurants, we try to identify seasoned leadership teams 12 months in advance of opening, with the expectation that seasoned leadership will provide a better team member and guest experience while enabling a new restaurant to quickly reach normalized operations.

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

        For new restaurants, team members complete a training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. We also continue to enhance our manager training curriculum to better prepare new managers for the challenging environment that a new restaurant creates so they can confidently execute our processes, systems, and values.

        Prior to opening a new restaurant, our training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team stays on-site for a period after the opening of the restaurant while an additional team of training support also arrives during the first week of operation for several weeks of on-site support.

Food Preparation, Quality Control and Purchasing

        Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications of our food ingredients, products, and supplies to our suppliers. We inspect specific qualified manufacturers and growers. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association's ServSafe program. Minimum cooking and cooling procedures and frequent temperature and quality assurance checks ensure the safety and quality of burgers and other ingredients we use in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products and supplies, and, accordingly, orders from approved suppliers and distributors. The restaurant management team inspects all deliveries to ensure that the items received meet our quality specifications. Additionally, we utilize the services of a third-party company to perform comprehensive food safety and sanitation inspections in all Red Robin® restaurants.

        To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products and supplies, our centralized purchasing team generally negotiates fixed price agreements with terms between one month and two years on monthly commodity pricing formulas. Ground beef represented approximately 13% of our cost of goods in 2011 and chicken represented approximately 11% of our food costs. In 2012, our ground beef prices are expected to be based on market prices and are expected to be 10 to 15% higher than prices in 2011. Our contracts for chicken are generally fixed price contracts with multiple suppliers and varying contract durations. In addition, we have entered into supply agreements for our steak fries, fry oil, ketchup and select other commodities at prices that are on average slightly above 2011 levels. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise, however, we have not experienced significant disruptions in our supply chain.

Restaurant Development

        Red Robin seeks to grow its restaurant base prudently considering a number of factors including general economic conditions, expected financial performance, availability of appropriate locations and the availability of teams to manage new locations. Over the past three years, we have opened a total of 39 new restaurants, acquired one restaurant and closed seven restaurants. During 2012, the Company expects to open between 13 and 15 new Company-owned restaurants, including four Red Robin's Burger Works™. The average cost of a full-sized 5,800 square foot Red Robin is approximately $1.8 million depending on location (stand alone, mall or in-line retail) assuming it is a leased location.

        Red Robin's Burger Works™ is a new, smaller non-traditional prototype with a limited menu and limited service that we are developing in order to serve the needs of our guests in markets where full-sized sites are not available, such as urban areas and college campuses. We expect most Red Robin's Burger Works™ locations to range between 2,000 and 2,500 square feet. Following the opening of the four locations planned for 2012, we will evaluate the success of the non-traditional prototype and the markets and then determine future growth plans.

Restaurant Franchise and Licensing Arrangements

        As of December 25, 2011, we had 21 franchisees that were operating 137 restaurants in 21 states and two Canadian provinces. In 2011, our franchisees opened three new restaurants and closed two restaurants. We expect that our franchisees will open up to two new restaurants in 2012. Our two largest franchisees are Ansara Restaurant Group, Inc. with 21 restaurants located in Michigan and Ohio and Red Robin Restaurants of Canada, Ltd. with 19 restaurants located in Alberta and British Columbia, Canada. An affiliate of Mach Robin, LLC, a Red Robin franchisee, owns Red Robin Restaurants of Canada, Ltd.

        Although in recent years we have not actively sought or sold new franchises, we are reviewing opportunities to expand our franchise program which, long term, may include development of new franchises and new geographic regions; optimize our mix of company owned restaurants and franchised restaurants; and work with our existing franchisees to open new franchised restaurants where there are attractive development opportunities.

        Our typical franchise arrangement consists of an area development agreement ("ADA") and a separate franchise agreement for each restaurant. Our current form of ADA grants the franchisee the exclusive right to develop restaurants in a defined area over a defined term, which is usually five years. Upon execution of the ADA, a franchisee pays us a $10,000 area development fee for each restaurant the franchisee agrees to develop. At this time, we have only one exclusive franchise ADA with one franchisee, under which the franchisee is contractually obligated to develop three more restaurants. For existing franchisees who do not have a current ADA, we may negotiate individually the terms under which they may develop additional restaurants.

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

        We recognize area development fees and franchise fees as income when we have performed all of our material obligations and initial services, including assistance in developing and opening the restaurant, related to each fee or when the ADA terminates with unused fees for undeveloped restaurants. Until earned, we account for these fees as deferred revenue, an accrued liability. Our standard form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted gross restaurant sales. However, certain franchisees pay royalty fees ranging from 3.0% to 3.5% of adjusted gross restaurant sales under agreements we negotiated with those franchisees in prior years.

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

Information Technology

        We rely on information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; operation of our restaurants; management of our inventories; collection of cash; payment of payroll and other obligations; and various other processes and procedures.

        Our corporate offices and Company-owned restaurants are enabled with information technology and decision support systems. In the restaurants, these systems are designed to provide operational tools for sales, inventory, and labor management. This technology includes industry-specific, off-the-shelf systems, as well as proprietary software designed to optimize food and beverage costs and labor scheduling. These systems are integrated with our point-of-sale systems to provide daily, weekly and period-to-date information that is important for managers to run an efficient and effective operation, and to provide financial reporting information. We also use other systems to interact with our guests. These include an online guest feedback system, which provides real-time results on guest service, food quality, and atmosphere to each of our restaurants. In addition, our Red Royalty™ loyalty system helps inform marketing programs related to our guest trends.

        We also utilize centralized financial, accounting, and human resources/personnel systems for Company-owned restaurants. In addition, we use an operations dashboard to integrate data from our centralized systems with the distributed information managed in our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins and other results.

        In order to increase efficiency and operational capabilities, we have committed to a significant capital investment to upgrade and expand such systems and services. In 2012, we will continue to invest in our systems as we implement a major overhaul of our data infrastructure, including the replacement of several key operational and financial systems, a human resource information system to support hiring and team member training and building on the new time and attendance systems implemented earlier this year.

        We accept electronic payment cards from our guests for payment in our restaurants. We have a strong focus on the protection of our guests' credit card information and other private information that we are required to protect, such as our team members' personal information. We have taken a number of steps to prevent the occurrence of security breaches in this respect. Our systems have been carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our corporate-owned stores, we are required to maintain the highest level of Payment Card Industry Data Security Standard compliance at our corporate offices and Company-owned stores. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers' credit card and other personal information. Our credit card security practices and systems are certified as compliant with the Payment Card Industry Data Security Standard annually by an independent, qualified security assessor.

        We also receive and maintain certain personal information about our guests and team members. We engage other security assessors and auditors to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from guests and team members.

Marketing and Advertising

        We build brand equity and awareness primarily through national marketing, including national cable, digital, social media programs, and public relations initiatives. These programs are funded primarily through the marketing and national media advertising funds.

        In recent years, we have undertaken significant guest and market research initiatives to gain feedback and perceptions from our guests in order to help inform our business decisions. Among other things, we launched a guest satisfaction tool in all Company-owned restaurants that provides immediate feedback from guests, via the internet or by phone, on their experiences at our restaurants. Restaurant managers use this information to help them identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our national brand equity scores and business drivers among both current and potential guests.

        Our 2011 marketing strategy was a continuation of our successful LTO promotion strategy supported by national television advertising. We used television support for three LTO promotions during 2011, in the spring, summer and fall, to promote product news at a $6.99 value price point. The LTOs were also supported with online digital media, public relations, and in-restaurant promotional materials. The television media support ran for 14 weeks over three flights. In all three of the promotional periods, same store sales increased during the weeks when the LTO was supported with TV media compared to the weeks prior to the TV media support. As a result, national television advertising will be used to support similar promotions during 2012.

        In January 2011, we began rolling out Red Robin's Red Royalty™ program, our smart rewards loyalty program, in all Company-owned restaurants and approximately 50 of the franchise-owned locations. We expect that Red Royalty™ is providing us with a robust database and insights into guest behavior and dining patterns and will be used to target offers and communicate menu news with our registered guests.

        In 2011, we continued the expansion of our gift card programs through distribution of gift cards outside our restaurants, as well as increasing our focus on gift card occasions throughout the year inside our restaurants. As a result of these efforts, we had our gift cards in over 20,000 third party retailer locations at the end of 2011 and total gift card sales increased 42% in 2011 over 2010.

        We are also continuing our efforts to raise our alcohol mix by offering specials during off peak day parts, menu and point-of-purchase redesign to highlight our alcohol beverage business, a happy hour program that we began rolling out in all jurisdictions that allow happy hour programs in early 2011, suggestive sell programs, and other programs to drive incremental traffic and frequency across the entire system. These initiatives are intended to increase visits by adult guests while remaining a family-friendly environment.

Team Members

        As of December 25, 2011, we had 22,302 employees, to whom we refer as team members, consisting of 22,037 team members at Company-owned restaurants and 265 team members at our corporate headquarters and our regional offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

        We support our team members by offering competitive wages and benefits, including a 401(k) plan, an employee stock purchase plan, medical insurance, and stock based awards for corporate and operations directors. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement. At certain levels, we also offer performance based incentives tied to sales, profitability, certain qualitative measures, and length of service.

Executive Officers

        The following table sets forth information about our executive officers:

Name	Age	Position
Stephen E. Carley	59	Chief Executive Officer
Eric C. Houseman	44	President and Chief Operating Officer
Stuart B. Brown	46	Senior Vice President and Chief Financial Officer
Todd A. Brighton	54	Senior Vice President and Chief Development Officer
Annita M. Menogan	57	Senior Vice President, Chief Legal Officer and Secretary
Denny M. Post	54	Chief Marketing Officer
Chris Laping	39	Senior Vice President and Chief Information Officer

        Stephen E. Carley.    Mr. Carley was appointed Chief Executive Officer in September 2010. He previously served from April 2001 until September 2010 as the Chief Executive Officer of El Pollo Loco, a privately held restaurant company headquartered in Costa Mesa, California. Prior to his service at El Pollo Loco, Mr. Carley served in various management positions with several companies, including PhotoPoint Corp., Universal City Hollywood, PepsiCo Inc., and the Taco Bell Group.

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

        Stuart B. Brown.    Mr. Brown joined Red Robin as Senior Vice President and Chief Financial Officer in September 2011. From October 2006 until joining the Company, Mr. Brown served as Chief Financial Officer of DCT Industrial Trust Inc., a publicly traded real estate investment trust. Prior to his role at DCT Industrial Trust Inc., Mr. Brown was Vice President and Chief Accounting Officer of Federal Realty Investment Trust, from 2003 to 2006. Mr. Brown also served as Vice President, Finance at Giant Food, Inc., a domestic retail grocery chain that is part of the Netherlands-based Royal Ahold supermarket company, and in other corporate and operational finance positions at Royal Ahold over approximately ten years.

        Todd A. Brighton.    Mr. Brighton joined Red Robin in April 2001 as Vice President of Development. He was appointed Senior Vice President and Chief Development Officer in August 2005. From August 1999 until his employment with Red Robin, Mr. Brighton worked for RTM Restaurant Group in Atlanta, Georgia as Director of Real Estate.

        Denny Marie Post.    Ms. Post joined Red Robin as Chief Marketing Officer in August 2011. Before joining Red Robin, Ms. Post was the Managing Member of mm&i Consulting LLC, a marketing consulting firm, from June 2010 to July 2011. She served as Senior Vice President, Chief Marketing Officer of T-Mobile USA from July 2008 to May 2010, as Senior Vice President, Global Beverage, Food and Quality at Starbucks Corporation from February 2007 to June 2008, as Senior Vice President, Chief Concept Officer of Burger King Corp. from April 2004 to January 2007, and, prior to that, in various marketing executive roles at YUM! Brands, Inc.

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

        Chris Laping.    Mr. Laping joined Red Robin as Vice President and Chief Information Officer in June 2007 and was promoted to Senior Vice President in February 2011. Mr. Laping brings more than 20 years of information technology and business transformation experience to Red Robin. Prior to joining Red Robin, Mr. Laping worked at Statêra, Inc. from February 2006 to June 2007 as Principal and Chief Information Officer and served as a technology consultant to the Company. Before working as a consultant, Mr. Laping worked from 2001 until 2006 as a Vice President and Chief Information Officer for GMAC Commercial Holding Capital Corp.

Competition

        The restaurant industry is highly competitive. We compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants. The number, size and strength of competitors vary by region, concept, market and even restaurant. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. In particular, we face competition from concepts focused on the sale of hamburgers, including quick service and fast casual. Many of these concepts are expanding faster than us and are penetrating both geographic and demographic markets that we target as well. Moreover, many of these concepts compete with smaller building units, which allow them to have greater flexibility in site selection and market penetration.

        We believe that our guest demographics, strong brand recognition, gourmet burger concept, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our competitors. We believe we compete favorably with respect to each of these factors. Many of our competitors are well-established national, regional, or local chains which may have substantial financial, marketing, and other resources. We also compete with many other restaurant and retail establishments for site locations and team members.

Seasonality

        Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season due to factors including our retail-oriented locations and family appeal. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.

Trademarks

        We have a number of registered trademarks and service marks that include the marks "Red Robin®", "America's Gourmet Burgers & Spirits®", "Mad Mixology®", "YUMMM®"* and our logo. We have registered these marks with the United States Patent and Trademark Office and the Canadian Intellectual Property Office (*YUMMM trademark application pending in Canada). In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other intellectual property rights have significant value and are important to our brand building efforts and the marketing of our restaurant concept.

Government Regulation

        Our restaurants are subject to licensing and regulation by state and local health, safety, fire, and other authorities, including licensing requirements and regulations for the sale of alcoholic beverages and food. To date, we have been able to obtain and maintain all necessary licenses, permits, and approvals. The development and construction of new restaurants is subject also to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct. Federal, state and local government agencies have established or are in the process of establishing regulations requiring that we disclose to our guests nutritional information regarding the items we serve.

Available Information

        We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission ("SEC") filings, including our

Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein, and our web address is included as an inactive textual reference only.

Forward-Looking Statements

        Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Annual Report on Form 10-K, principally in the sections captioned "Business," "Legal Proceedings," "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements relate to, among other things:

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

  •
  estimated costs of opening and operating new restaurants, including general and administrative, marketing and, franchise development costs, and the ability to effectively utilize alternative unit sizes;

  •
  our franchise program, and possible changes to our focus within the franchise program;

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

  •
  anticipated advertising costs and plans to include television advertising to support 2012 LTO promotions and the success of our advertising and marketing activities and tactics, including our Red Royalty™ program and the effect on revenue and guest counts;

  •
  our ability to attract new guests and retain loyal guests, and our new initiatives targeted at adult guests;

  •
  any future price increases, and their effect on our revenue and profit;

  •
  future capital deployment strategies, including potential share repurchases, capital and anticipated expenditures including the amounts of such capital expenditures;

  •
  our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, including new restaurant development, and working capital requirements in fiscal year 2012 and beyond;

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

        In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income; consumer spending trends and habits; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual dining restaurant market; effectiveness of our marketing campaign; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company's ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

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

Risks Related to Our Business

Our business improvement initiatives may not continue to be successful or achieve the desired results, in a timely fashion.

        In 2011, we began implementing a series of business improvement initiatives we referred to as "Project RED". These initiatives are designed to both improve the Company's results in the short term and create sustainable growth in the long term. These initiatives focus on many segments of the Company's business, including, among other things, revenue generation, expense management and deployment of capital. Although these initiatives have began to generate some positive results, there is no assurance that these initiatives and the projects undertaken to accomplish such initiatives will continue to be successful, or that the Company has, or will have sufficient resources to successfully implement, sustain results from, or achieve additional expected benefits.

Uncertainty regarding the economic recovery may negatively affect consumer spending and therefore may negatively affect our revenues and our results of operations and may continue to do so in the future.

        Continued uncertainty regarding economic conditions and the existence and rate of economic recovery affects the restaurant industry, and may negatively affect the results of operations and financial condition of the Company and its customers, distributors, and suppliers. These conditions include continued unemployment, weakness and lack of consistent improvement in the housing markets; downtrend or delays in residential or commercial real estate development; volatility in financial markets; inflationary pressures; and reduced consumer confidence. As a result, our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This could affect the frequency with which our customers choose to dine out or the amount they spend on meals, apprehension thereby decreasing our revenues and potentially negatively affecting our operating results. We believe there is a risk that prolonged negative economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis, which would have a negative effect on our business. Moreover, our restaurants are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. A decline in development or closures of businesses in these existing centers or a decline in visitors to the centers near our restaurants or in discretionary consumer spending could negatively affect our restaurant sales.

We are dependent on information technology, which may be inadequate to support our future growth strategies, and any material failure in the operations or upgrade of such technology could impair our ability to efficiently operate our business.

        We rely on information systems in all aspects of our operations. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems for which we contract from third parties.

        In order to increase efficiency and operational capabilities, we have committed to a significant capital investment to upgrade and expand such systems and services. If the upgrade and expansion of such systems and services are unsuccessful or otherwise do not accomplish our intended goals, our operations could be significantly affected, which could result in, among other things, the inability to efficiently manage or scale our material functions in our operations. Moreover, we may experience material interruptions in connection with implementation of the upgrade of our systems and services and the stabilization thereof. Despite the significant capital investment to upgrade the systems and service identified above, these new systems and services may be insufficient to achieve the expected results. These systems and our business needs will continue to evolve and require upgrading over time, consequently requiring significant future commitments of resources and capital to maintain and upgrade.

Our marketing and branding strategies may not be successful, which could negatively affect our business.

        We plan to modify our marketing and branding strategies in order to continue our appeal to customers and compete effectively. In 2011, we introduced a unique loyalty program, "Red Royalty™" which is designed to drive sales and guest counts by providing loyal guests with various incentives and rewards for repeat visits. We also intend to continue our focus on serving families, targeting adult guests, and growing beverage and food sales, including alcoholic beverages, appetizers, and desserts. We do not have any assurance that our marketing strategies will be successful. If new advertising, modified branding, and other marketing programs are not successful, we may not generate the level of restaurant sales we expect and the expense associated with these programs will negatively affect our financial results. Moreover, many of our competitors have successfully used national marketing strategies, including network and cable television advertising in the past, and we may not be able to successfully compete against those established programs.

Our revenues and operating results may fluctuate significantly due to various risks and unexpected circumstances, including increases in costs, seasonality, weather, and other factors outside our control.

        We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be negatively affected. These risks include but are not limited to: extended periods of inclement weather which may affect guest visits as well as limit the availability and cost of key commodities such as beef, poultry, potatoes and other items that are important ingredients in our products; material disruptions in our supply chain; changes in borrowings and interest rates; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill, and losses on restaurant closures; unanticipated expenses from natural disasters and repairs to damaged or lost property.

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

Decreased cash flow from operations, or an inability to access credit could negatively affect our business initiatives or may result in our inability to execute our revenue, expense and capital deployment strategies.

        Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit agreement. Our capital deployment strategies include but are not limited to repurchases of our stock, paying down debt, new restaurant development, investment in advertising, and franchise expansion. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenues could affect our ability to borrow or comply with our covenants under our credit facility. Moreover, any repurchase by us of our shares of common stock will further reduce cash available for operations and future growth, as well as debt repayment.

If we do not successfully manage the transitions associated with our new executive officers, there could be an adverse impact on our revenues, operations or results of operations.

        Within the past 18 months, we have appointed a new chief executive officer, chief financial officer, and chief marketing officer. As a result, these officers and the rest of the executive team have a limited history of working together. Our success depends on our ability to fully integrate our new executives into our business and their ability to lead and implement our strategies and initiatives. If we are unable to effect a smooth transition with the new executives and to successfully integrate them, or if these new executives fail to perform effectively, our business, financial condition, and results of operations could be adversely affected.

The Company may face various risks associated with shareholder activists.

        In the recent past, activist shareholders have publicly advocated for certain governance and strategic changes at the Company. Over the past two years, the Company entered into agreements with certain of these shareholders, and has also recently adopted several governance changes, including the addition of several new members of the board of directors. There is no assurance that the Company will not be subject to additional shareholder activity or demands in the future. Such activities could interfere with our ability to execute our strategic plan, be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees.

Our success depends on our ability to compete effectively in the restaurant industry.

        Competition in the restaurant industry is intense. Our competitors include a large and diverse group of restaurant chains and individual restaurants. These competitors range from independent local operators that have opened restaurants in various markets including high growth targeted burger concepts in the quick serve and fast casual space to the well-capitalized national restaurant companies. Many of these concepts are expanding faster than we are and are penetrating both geographic and demographic markets that we target. These concepts compete with us for locations, often with smaller building units, which may allow for greater flexibility in site selection and market penetration. We are testing a smaller prototype restaurant to improve our competitive position. There is no assurance that our smaller prototype will successfully compete with such restaurant concepts.

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

Changes in consumer preferences could negatively affect our results of operations.

        The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages in a family-friendly atmosphere. One of our strategies moving forward is to shift to a balance between family-friendly and adult-focused guest experiences, referencing our legacy. There is no assurance that this shift will be successful or that it will not negatively affect our family guest experience. Moreover, our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of significant advertising and food discounting could influence our guests' dining choices

        Further, changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the effect on consumer eating habits of new information regarding diet, nutrition and health. Changes in nutritional guidelines issued by the federal government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, or academic studies, among other things, may affect consumer choice and cause consumers to select foods other than those that are offered by our restaurants.

Price increases may negatively affect guest visits.

        We may make future price increases in order to offset increased costs and operating expenses. While we have not experienced significant consumer resistance to our price increases in the past, we cannot provide assurance that any future price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits, or affect their purchasing decisions.

Approximately 52% of our Company-owned restaurants are located in the Western United States and, as a result, we are sensitive to economic and other trends and developments in this region.

        As of December 25, 2011, a total of 170 or 52.0% of all Company-owned restaurants, representing 53.3% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho and Washington). As a result, we are particularly susceptible to negative trends and economic conditions in this region, including its labor market. In recent years, California, Arizona and Nevada have been more negatively affected by the housing downturn and the overall economic recession than other geographic areas. As a result of the economic recession, we had a more substantial decline in guest traffic at our restaurants in the western United States, which has had a negative effect on our operations as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.

Expanding our restaurant base is critical to our long-term growth, and our ability to open and profitably operate new restaurants is subject to factors beyond our control.

        We have recently returned to our strategy of expanding our restaurant base, following slower expansion in response to the weakened economy. The expansion of our restaurant base depends in large part on our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our expansion strategy and the success of new restaurants will depend upon numerous factors, many of which are beyond our control, including the following:

  •
  improvement in the unstable, macroeconomic environment nationally and regionally that affects restaurant-level performance and influences our decisions on the rate of expansion, timing, and the number of restaurants to be opened;

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

        New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants in the comparable restaurant base. Although the average unit volumes and restaurant level profit margins have performed well on average in recent years, there is no assurance that new restaurants will continue to experience such successes, given the uncertain state of the economy. Our restaurants are currently taking approximately six months or more to reach normalized operating levels due to inefficiencies typically associated with new restaurants. These include operating costs, which are often significantly greater during the first several months of operation. Further, some or all of our less mature restaurants may not attain operating results similar to those of our existing restaurants.

Restaurant expansion in existing markets could erode sales in some of our existing restaurants.

        Our areas of highest concentration are in California, Colorado, North Carolina, Ohio, Virginia, and Washington. We expect that approximately 50% of our new restaurants to be opened in 2012 will be in these states. Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance and guest counts for existing restaurants near the area in which a new restaurant opens may decline due to the opening of the new restaurant.

Our operations are susceptible to the changes in cost and availability of food which could negatively affect our operating results.

        Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our food costs or cause a disruption in our supply chain. Changes in the price or availability of commodities for which we do not have fixed price contracts could materially adversely affect our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may even necessitate negotiations with alternate suppliers. We cannot predict whether we will be able to anticipate and react to changing food costs by negotiating more favorable contract terms with suppliers or by adjusting our purchasing practices and menu prices, and a failure to do so could negatively affect our operating results. We may not be able to pass along food cost increases to our guests in the form of menu price increases. In addition, the uncertainty of an economic recovery may affect the ability of our suppliers to meet our supply requirements upon favorable terms, if at all.

Our franchisees could take actions that could harm our business or damage our reputation.

        Franchisees are independent entities and are not our employees, partners, or affiliates. We share with our franchisees what we believe to be best practices in the restaurant industry; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. In addition, as independent businesses, franchisees may not be required to comply with the same levels of business or regulatory compliance that we are. While we try to ensure that the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot assure that our franchisees will avoid actions that negatively affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation and the image and reputation of other franchisees may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate these restaurants according to our standards.

Our future success depends on our ability to protect our intellectual property.

        Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin America's Gourmet Burgers & Spirits,® name and logo. We have registered or filed applications for trademarks for Red Robin®, America's Gourmet Burgers & Spirits®, Mad Mixology® , and "YUMMM®", among others, with the United States Patent and Trademark Office and in Canada, and we have applied to register various trademarks in certain other international jurisdictions. Our trademarks could be infringed in ways that leave us without redress, such as by imitation, or by filings by others in jurisdictions where we are not currently registered. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Consequently, our business could be negatively affected and less profitable if we are unable to successfully defend and protect our intellectual property.

A security breach of our information technology systems could damage our reputation and negatively affect our operations and profits.

        We accept electronic payment cards from our guests for payment in our restaurants. We also receive and maintain certain personal information about our guests and team members. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. While we have taken significant steps to prevent the occurrence of security breaches in this respect, including complying with the highest level of PCI Security Standards at our corporate offices and Company-owned stores, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceeding could be a distraction to our management team and cause us to incur significant unplanned losses and expenses. If our security and information systems are compromised or our team members fail to comply with the applicable laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us, the imposition of penalties, or significant expenditures to remediate any damage to persons who personal information has been compromised.

Risks Related to the Restaurant Industry

Food safety and food-borne illness concerns and any related unfavorable publicity could have an adverse effect on our business.

        We dedicate substantial resources to ensuring that our guests enjoy safe, quality food products. Nonetheless, restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods, or other concerns. Food safety issues also could be caused by food suppliers or distributors and, as a result, could be out of our control. Regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our or a franchisee's restaurants, could adversely affect our reputation and have a negative impact on our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

Health concerns relating to the consumption of beef, chicken, or other food products could affect consumer preferences and could negatively affect our results of operations.

        Consumer preferences could be affected by health concerns about food-related illness, the consumption of beef, the key ingredient in many of our menu items, or negative publicity or publication of government or industry findings concerning food quality, illness and injury. Further, consumers may react negatively to reports concerning our food products or health or other concerns or operating issues stemming from one or more of our restaurants. Such negative publicity, whether or not valid, may negatively affect demand for our food and could result in decreased guest traffic to our restaurants. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business and negatively affect our profitability.

Our failure to remain in compliance with governmental laws and regulations as they continually evolve, and the associated costs of compliance, could cause our business results to suffer.

        Our business is subject to various federal, state, and local government laws and regulations, including, among others, those relating to our employees, public health and safety, food safety, nutritional disclosure, alcoholic beverage control, public accommodations, health care reform, and financial and disclosure reporting and controls. These laws and regulations continually evolve and change. We may fail to maintain compliance with all laws and regulations despite our best efforts. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, increased exposure to litigation, administrative enforcement actions or governmental investigations or proceedings; revocation of required licenses or approvals; fines; and civil and criminal liability. Failure to comply with existing or newly enacted requirements or maintain licenses could delay or prevent the opening or continued operation of one or more restaurants. In addition, changes to laws or regulations, the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, potential global warming/climate change regulations, and compliance costs and enforcement of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that may be applicable to us. We are unable to predict the potential effects these initiatives may have on our business at this time.

        Various federal and state employment laws govern our relationship with our team members and affect operating costs. These laws govern employee classification, wage and payment requirements including tip credit laws, meal and rest breaks, unemployment and other taxes, health care and benefits, workers' compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all of our team members to provide us with the government-specified documentation evidencing their employment eligibility, some of our team members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. We also continue to evaluate the potential impacts of the health care reform law on our business, and we intend to accommodate various parts of the law as they take effect. The imposition of any requirement that we provide health insurance benefits to team members that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position.

        We are subject to "dram shop" statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to such intoxicated person. Failure to comply with alcoholic beverage control or dram shop regulations could subject the Company to liability and could negatively affect our business.

        We are also subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Failure to comply with these laws and regulations could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.

A significant increase in litigation could have a material adverse effect on our results of operations, financial condition and business prospects.

        As a member of the restaurant industry, we are sometimes the subject of complaints or litigation from guests alleging illness, injury, or other food quality, health, or operational concerns. Negative publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of negative publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We currently lease the real estate for a majority of our Company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to just over 15 years excluding options to extend. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted gross restaurant sales in excess of specified levels. We record a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs.

        We own real estate for 32 Company-owned restaurants located in Arizona (3); Arkansas (2); California (2); Colorado (3); Georgia (1); Illinois (1); Indiana (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (5); Pennsylvania (3); Virginia (4); and Washington (2). In addition, we own a property in Texas which we lease to others.

        Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2018. We opened a test kitchen and training facility in 2011 located in Englewood, Colorado. We occupy this facility under a lease that expires August 31, 2018.

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

        In order to maximize our market penetration potential, we have developed a prototype that allows us to develop and operate in a range of real estate venues located near high activity areas, such as regional malls, lifestyle centers, big box shopping centers, power centers, and entertainment centers, as well as existing locations that have been closed by other restaurant and retail concepts. Our traditional prototype restaurant is a free-standing building averaging approximately 5,800 square feet and approximately 200 seats. Based on this prototype, our average cash investment for a new restaurant opened in 2011 was approximately $1.8 million, excluding tenant improvement allowances, land and pre-opening costs. As of December 25, 2011, our average restaurant size was approximately 6,500 square feet. We typically operate our restaurants under ground leases for land on which we build our restaurants. However, we also have begun to develop restaurants using in-line, end cap, and mall locations in addition to our conversions of existing restaurant and other retail structures. Our new non-traditional prototype, Red Robin's Burger Works™, will allow Red Robin to develop projects in high foot traffic and non-traditional locations such as urban areas/downtowns, college campuses, military bases and airports, as well as in regional retail centers. The typical Red Robin's Burger Works™ prototype will be between 2,000 and 3,000 square feet, with 50 to 100 seats.

ITEM 3.    Legal Proceedings

        On October 20, 2011, the Company was served with a purported wage and hour class action lawsuit, Elder E. Cifuentes v. Red Robin International,  Inc. The lawsuit was filed in Alameda Superior Court, California. The Company timely filed its Answer and removed the case to the United States District Court in the Northern District of California under the Class Action Fairness Act of 2005 ("CAFA"). The claims are 1) failure to timely pay final wages and 2) unfair business practices. The plaintiff seeks to certify a class comprised of all employees in California who were discharged by or resigned their employment with the Company during the relevant class period. The plaintiff seeks wages for each class member at their regular rate of pay for thirty days. Plaintiff further seeks restitution for unpaid wages as a result of unfair business practices, and injunctive relief prohibiting such practices. Finally, Plaintiff seeks pre-judgment interest, attorneys' fees and costs. We believe this case to be without merit and plan to vigorously defend against this suit. However, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

        On June 20, 2011, the Company was served with a purported wage and hour class action lawsuit, Kevin McConnell v. Red Robin International, Inc. The lawsuit was filed in United States District Court in the Northern District of California in the San Francisco division. The Company filed its Answer on July 11, 2011. The claims are 1) failure to provide meal and rest periods; 2) failure to compensate employees for all hours worked; 3) failure to furnish wage and hour statements; 4) failure to maintain employee time records; 5) unfair competition; 6) waiting time penalties and 7) claims under the Private Attorney General Act. Plaintiff is seeking class certification, general and punitive damages, restitution for unlawful business practices, waiting time and other penalties under the Labor Code, pre- and post- judgment interest, attorneys' fees and costs. Although we plan to vigorously defend against this suit, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

        In December 2009, the Company was served with a purported class action lawsuit, Marcos R. Moreno v. Red Robin International, Inc. The case was filed in Superior Court in Ventura County, California and has been removed to Federal District Court for the Central District of California under CAFA. The Company filed its Answer and Affirmative Defenses on February 10, 2010. The lawsuit alleges failure to pay wages and overtime, failure to provide rest and meal breaks or to pay compensation in lieu of such breaks, failure to pay timely wages on termination, failure to provide accurate wage statements, and unlawful business practices and unfair competition. Plaintiff is seeking compensatory and special damages, restitution for unfair competition, premium pay, penalties and wages under the Labor Code, and attorneys' fees, interest and costs. On March 24, 2010, the Court granted a stay of the case pending the outcome of a California case currently before the California Supreme Court for review. That case involves similar allegations regarding rest and meal breaks. It is anticipated that the California Supreme Court will provide useful guidance on rest and meal breaks when the opinion in that case is issued. We believe the Moreno suit is without merit. Although we plan to vigorously defend against this suit, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, legal costs or other amounts that may not be covered by insurance.

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

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on The NASDAQ Global Select Market under the symbol RRGB. The table below sets forth the high and low per share sales prices for our common stock as reported by The NASDAQ Global Select Market for the indicated periods (based on our fiscal quarters).

	Sales Price
	High	Low
2011
4th Quarter	$29.59	$21.68
3rd Quarter	39.32	23.58
2nd Quarter	38.58	26.78
1st Quarter	28.11	20.23
2010
4th Quarter	$22.90	$17.33
3rd Quarter	22.63	17.03
2nd Quarter	28.10	16.85
1st Quarter	29.10	16.87

        As of February 20, 2012, there were approximately 168 registered owners of our common stock.

Dividends

        We did not declare or pay any cash dividends on our common stock during 2011. We currently anticipate that we will retain any future cash flow to fund our operations and expansion of our business, to pay down debt or to repurchase stock. In addition, our credit agreement may limit us from declaring or paying any dividends or making any other distributions on any of our shares; these limits range from $25 million to $50 million and are subject to our leverage ratio. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our credit agreement may also limit our ability to engage in stock repurchases.

        Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 25, 2011, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K. The table below provides a summary of the Company's purchases of its own common stock during fourth quarter 2011.

Date	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 3 - October 30, 2011	—	$—	1,103,996	$50,000,000
October 31 - November 27, 2011	—	—	1,103,996	50,000,000
November 28 - December 25, 2011	92,121	24.97	1,196,117	47,700,052

Total	92,121

(1)
In August 2010, the Company's board of directors authorized a repurchase of up to $50.0 million of the Company's equity securities. Under this authorization, repurchases of our common stock may be made from time to time in open market transactions and through privately negotiated transactions. On October 26, 2011, the Company's board of directors re-authorized a repurchase of up to $50.0 million of the Company's common stock which will expire on December 31, 2012. This authorization may be further modified, suspended or terminated at any time. The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including market conditions, legal constraints and available cash or other sources of funding. As of December 25, 2011, the Company had purchased 1.2 million shares for a total of $33 million under its previously announced repurchase programs. As of December 25, 2011, there was an additional $47.7 million that may be purchased under the current board authorized repurchase plan.

Performance Graph

        The following graph compares the yearly percentage in cumulative total shareholders' return on Common Stock of the Company since December 30, 2007, with the cumulative total return over the same period for (i) the Russell 3000 Index, and (ii) the Bloomberg U.S. Full Service Restaurant Index.

        Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 30, 2007, the last trading day in the Company's 2007 fiscal year, in the Company's Common Stock and in each of the indices.

        This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and Bloomberg U.S. Full Service Restaurant Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Assumes fiscal year ending December 31 for purposes of comparability.

		Fiscal Years
	12/31/2006	2007	2008	2009	2010	2011
Red Robin Gourmet Burgers, Inc.	$100.00	$89.23	$46.95	$49.93	$59.89	$77.27
Russell 3000	100.00	103.30	63.32	79.44	91.16	90.32
Bloomberg U.S. Full Service Restaurant Index	100.00	70.90	43.93	70.60	99.94	99.86

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

	Fiscal Year Ended
	2011	2010	2009	2008(1)	2007(2)
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
Restaurant revenue	$898,842	$846,389	$828,031	$854,690	$747,530
Total revenues	914,850	864,269	841,045	869,215	763,472
Total costs and expenses(3)(4)(5)	886,849	854,536	813,104	824,025	710,901
Income from operations	28,001	9,733	27,941	45,190	52,571
Net income	$20,577	$7,299	$17,599	$27,126	$30,651
Earnings per share
Basic	$1.36	$0.47	$1.14	$1.70	$1.84
Diluted	$1.34	$0.46	$1.14	$1.69	$1.82
Shares used in computing earnings per share
Basic	15,122	15,536	15,392	15,927	16,647
Diluted	15,357	15,709	15,504	16,047	16,817
Balance Sheet Data:
Cash and cash equivalents	$35,036	$17,889	$20,268	$11,158	$12,914
Total assets	592,976	579,257	600,095	609,737	548,789
Long-term debt, including current portion	156,931	158,522	191,334	222,572	153,746
Total stockholders' equity	294,698	300,661	288,622	268,908	284,442
Cash Flow Data:
Net cash provided by operating activities	$95,697	$70,613	$90,615	$91,164	$93,558
Net cash used in investing activities	(43,355)	(35,060)	(49,548)	(113,124)	(125,195)
Net cash (used in) provided by financing activities	(35,195)	(37,932)	(31,957)	20,204	41,789
Selected Operating Data:
Average annual comparable restaurant gross sales volumes(6)	$2,863	$2,779	$2,823	$3,231	$3,330
Average annual comparable restaurant net sales volumes(6)(7)	$2,777	$2,718	$2,750	$3,155	$3,265
Company-owned restaurants open at end of period	327	314	306	294	249
Franchised restaurants open at end of period	137	136	133	129	135
Comparable restaurant gross sales increase (decrease)(6)	2.9%	(0.6)%	(11.1)%	(1.4)%	2.4%
Comparable restaurant net sales increase (decrease)(6)(7)	2.3%	(0.4)%	(11.5)%	(1.8)%	2.4%

(1)
Fiscal year 2008 reflects the acquisition of 15 franchised restaurants and one restaurant that had been under construction from three franchisees.

(2)
Fiscal year 2007 reflects the acquisition of 17 franchised restaurants in the state of California.

(3)
Fiscal year 2011 reflects significant and infrequent pre-tax charges of $1.4 related to executive transition and pre-tax non-cash asset impairment charges of $4.3 million related to the impairment of three restaurants.

(4)
Fiscal year 2010 reflects a significant and infrequent pre-tax charge of $2.6 million related to the retirement of the Company's chief executive officer and appointment of a new chief executive officer. Fiscal year 2010 also includes a pre-tax non-cash asset impairment charge of $6.1 million related to the impairment of four restaurants.

(5)
Fiscal year 2009 includes a net significant and infrequent pre-tax charge of $4.0 million related to an option tender offer completed during the first quarter 2009. This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered.

(6)
Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues" for a further discussion of our comparable restaurant designation.

(7)
Net sales are gross sales net of incentives and discounts, primarily related to our loyalty program.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        As of December 25, 2011, we owned and operated or franchised 464 Red Robin® restaurants in 43 states and Canada, of which 327 were Company-owned and 137 were operated under franchise. For the fiscal year 2012, we plan to open 13 to 15 net new Company-owned Red Robin® restaurants and we believe our franchisees will open one to two new restaurants.

        Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

        The following summarizes the operational and financial highlights of fiscal year 2011 and our 2012 outlook:

  •
  Comparable Restaurant Revenue.  Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented. For those restaurants that entered the comparable restaurant pool during the current year, comparable sales on a year to date basis are calculated only from the period of time the restaurant reaches the full five quarters. Therefore, sales for such a restaurant can be split between comparable and non-comparable for year to date comparisons. For 2011, the 307 restaurants in our comparable base experienced a 2.3% increase in net sales from these same restaurants in the same period last year. This increase was driven by a 3.3% increase in average net guest check, offset by a 1.0% decrease in guest count. Comparable restaurant 2011 gross sales increased 2.9%. This was due to a gross increase in average guest check of 3.9% partially offset by 1.0% decrease in guest counts.

  •
  Marketing Efforts.  We executed a variety of revenue growth programs during 2011, many of which we will continue in 2012. During the first quarter of 2011, we launched Red Royalty™, a loyalty program, in all Company-owned restaurants. It has exceeded our expectations to date with over 1.4 million registered members and we expect it to continue to grow in size and importance in 2012. We also implemented happy hour and beverage menu promotions aimed at increasing beverage sales, particularly alcoholic beverages. We will continue to promote, refresh and expand these programs in 2012. In the second quarter of 2011, we completed a nationwide roll-out of a new tri-fold menu which included a 1.5% price increase and new featured items. At the beginning of the fourth quarter, we refreshed the menu and took an additional 0.9% price increase. For the year ended December 25, 2011, we realized approximately 1.0% price impact through these moves. Finally, we continued our limited time offer ("LTO") programs supported by national television campaigns through the spring, summer and fall of 2011. In 2012, we plan to continue our successful LTO strategy, test a refreshed brand prototype and broaden our menu offerings. Advertising spend will be consistent with prior years with increasing emphasis on social media campaigns.

  •
  Food Costs.  As a percentage of restaurant revenue, we have seen an increase in cost of goods during the fiscal year 2011 compared to the prior year. In particular, the cost of ground beef, which comprised approximately 13% of our cost of goods increased approximately 17% for 2011, compared to the prior year and we expect ground beef cost will continue to increase throughout 2012. In addition, national and international supply-demand imbalances and other factors continue to increase other commodity prices, which will have a continued negative effect on our costs of sales in 2012.

  •
  Labor.  Labor costs as a percentage of restaurant revenue decreased 170 basis points for the fiscal year 2011 from the same period in 2010. These decreases were primarily driven by the leverage from our higher average guest check, lower average rate per hour and increased productivity. Many states in which we operate have increased minimum and tip credit wages beginning in 2012. We anticipate these wage increases will increase our total labor costs which we may not be able to offset with continued productivity improvements.

  •
  New Restaurant Openings.  We opened 13 new Company-owned restaurants during fiscal year 2011, including our first test of a limited service non-traditional prototype, Red Robin's Burger Works™. We plan on opening 12-15 net new Company-owned restaurants in 2012 including both full-service and Red Robin's Burger Works™ restaurants. We believe we will fund all 2012 costs for restaurant development from our operating cash flow.

  •
  Operating Expense Initiatives.  Operating expenses declined as a percentage of restaurant revenue due to a variety of initiatives undertaken in 2011. We believe these initiatives will enable us to sustain the level of operating expenses as a percent of revenue into 2012.

Unit Data and Comparable Restaurant Sales

        The following table details data pertaining to the number of restaurants for both Company-owned and franchise locations for the years indicated.

	2011	2010	2009
Company-owned:
Beginning of period	314	306	294
Opened during period	13	11	15
Acquired from franchisees	—	—	1
Closed during period	—	(3)	(4)

End of period	327	314	306

Franchised:
Beginning of period	136	133	129
Opened during period(a)	3	7	5
Sold or closed during period(a)	(2)	(4)	(1)

End of period	137	136	133

Total number of Red Robin® restaurants	464	450	439

(a)
Includes two franchised restaurants that were closed in 2010 and re-opened during the same year.

Results of Operations

        Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2011	2010	2009
Revenues:
Restaurant	98.3%	97.9%	98.5%
Franchise royalties and fees	1.5	1.6	1.5
Other revenue	0.2	0.5	—

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.3	24.4	24.1
Labor (includes 0.1%, 0.1% and 0.2% of stock-based compensation expense, respectively)	33.8	35.5	34.8
Operating	13.8	14.8	14.8
Occupancy	7.3	7.4	7.5

Total restaurant operating costs	80.2	82.2	81.2

Depreciation and amortization	6.0	6.6	6.8
Selling, general and administrative (includes 0.3%, 0.4% and 0.7% of stock-based compensation expense, respectively)	10.8	10.3	9.1
Franchise development	0.5	0.5	0.5
Pre-opening costs	0.4	0.3	0.4
Asset impairment charge	0.5	0.7	—

Income from operations	3.1	1.1	3.3

Other (income) expense:
Interest expense, net	0.6	0.6	0.8
Other	0.0	—	—

Total other expenses	0.6	0.6	0.8
Income before income taxes	2.4	0.5	2.6
(Provision) benefit for income taxes	(0.2)	0.3	(0.5)

Net income	2.2%	0.8%	2.1%

Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues, as opposed to total revenues.

Total Revenues

(In thousands, except percentages and average weekly sales volumes)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Restaurant revenue	$898,842	$846,389	6.2%	$828,031	2.2%
Franchise royalties and fees	14,151	13,409	5.5%	12,825	4.6%
Other revenue	1,857	4,471	(58.5)%	189	NM (1)

Total revenues	$914,850	$864,269	5.9%	$841,045	2.8%
All restaurants average weekly sales volumes(2):
Gross sales	$55,692	$53,689	3.7%	$54,031	(0.6)%
Net sales	$54,043	$52,533	2.9%	$52,737	(0.4)%
Operating weeks	16,630	16,112	3.2%	15,701	2.6%

(1)
Percentage change of more than 100% is considered not meaningful.

(2)
Average weekly sales volumes are based on all restaurants. Net sales are gross sales net of incentives and discounts, primarily related to our loyalty program.

        Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $52.5 million, or 6.2%, from fiscal year 2010. Revenue in our comparable restaurant base increased approximately $19.5 million or 2.3% during 2011. This increase was primarily the result of a 3.3% increase in average guest checks partially offset by 1.0% decrease in guest counts. We believe the average increase in guest checks was driven by a combination of our 2011 menu price increases, and the nationwide rollout of our tri-fold menu, partially offset by discounts including those associated with our Red Royalty loyalty program. Such discounts increased $8.8 million from prior year. Revenue for non-comparable restaurants contributed an increase of $39.9 million, primarily all of which was attributed to net sales from restaurants opened since the end of the third quarter of 2010.

        In 2010, restaurant revenue increased $18.4 million, or 2.2%, from fiscal year 2009. The significant factors contributing to the increase was revenue growth from our 2010 restaurant openings. Restaurants not in the comparable sales base experienced a revenue increase of $21.3 million, of which $17.9 million was attributable to restaurants opened in 2010.

        Average weekly sales volumes represent the total net restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. At the end of the fiscal year 2011 and 2010, there were 307 and 303 comparable restaurants, respectively. Non-comparable restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet reached the five full quarters of operation. At the end of fiscal year 2011, there were 20 non-comparable restaurants versus 13 at the end of fiscal year 2010. Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

        Franchise royalties and fees consist primarily of royalty income and initial franchise fees. This revenue increased $0.7 million or 5.5%, from 2010. The year over year increase in franchise royalties and fees is primarily attributable to the overall increase in reported franchise sales. Our franchisees reported that comparable sales increased 2.7% for both U.S. restaurants and Canadian restaurants in the year ended December 25, 2011. Franchise royalties and fees for 2010 increased over 2009 due primarily to an increase in reported franchise sales.

        Other revenue consists primarily of gift card breakage. We recognize revenue when a gift card is redeemed by a guest. Gift card breakage revenue is recognized if the likelihood of gift card redemption is remote and we determine that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. We base the gift card breakage rate upon specific historical redemption patterns. We recognize gift card breakage by applying our estimate of the rate of gift card breakage over the period of estimated performance. During the first quarter 2011, we recognized $438,000 of third-party gift card revenue as an initial cumulative program adjustment for gift card sales sold in third party retail locations, while during the first quarter 2010, we recognized $3.5 million of breakage revenue as an initial cumulative program adjustment for gift cards sold in our restaurants. We recognized $1.7 million (inclusive of the initial adjustment) of gift card breakage during fiscal year 2011. We recognized $4.3 million (inclusive of the initial revenue adjustment) of gift card breakage for fiscal year 2010.

Costs and Expenses

Cost of Sales

(In thousands, except percentages)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Cost of sales	$227,063	$206,639	9.9%	$199,195	3.7%
As a percent of restaurant revenue	25.3%	24.4%	0.9%	24.1%	0.3%

        Cost of sales, comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 90 basis points in 2011. This increase was driven by an estimated 60 basis points net increase in commodity costs, including ground beef, potatoes, cheese and fry oil and a 50 basis point increase related to change in product mix to higher cost menu items. These increases were partially offset by a 20 basis point decrease due to the leverage on our higher revenue.

        Cost of sales as a percentage of restaurant revenue increased 30 basis points in 2010 compared to 2009. The increase in food costs as a percentage of restaurant revenue in 2010 was driven by a 20 basis point reduction in revenue from our 2010 LTO Promotions pricing, a 20 basis point increase in ground beef costs and a 20 basis point increase in produce costs. These increases were partially offset by a combined 30 basis point decrease in expenses for bread, fry oil and other meats. The increase in produce and ground beef was due to higher raw material costs and change in product mix.

Labor

(In thousands, except percentages)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Labor	$303,503	$300,878	0.9%	$287,981	4.5%
As a percent of restaurant revenue	33.8%	35.5%	(1.7)%	34.8%	0.7%

        Labor costs include restaurant-level hourly wages, fixed management salaries, stock-based compensation expense, variable compensation, taxes, and benefits for restaurant team members. In 2011, labor as a percentage of restaurant revenue decreased 170 basis points compared to 2010. Approximately 110 basis points of this decrease was due to the leverage of our higher average guest check on our fixed labor costs, while approximately 80 basis points decrease was due to increased productivity and lower average hourly wage rates. These decreases were offset by an approximate 30 basis point increase in payroll taxes related to reduced Hiring Incentives to Restore Employment (HIRE) Act payroll tax benefits realized in 2010.

        Labor as a percentage of restaurant revenue increased in 2010 compared to 2009 due to an increase in manager variable compensation expense of 50 basis points. Additionally, our 2010 LTO price promotions and changes in product mix resulted in an approximate 50 basis point increase in labor expenses as a percentage of revenue. These increases were partially offset by a 20 basis point decrease in hourly wages and a 20 basis point decrease in payroll taxes due to the payroll tax holiday provided by the HIRE Act.

Operating

(In thousands, except percentages)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Operating	$124,238	$125,137	(0.7)%	$122,183	2.4%
As a percent of restaurant revenue	13.8%	14.8%	(1.0)%	14.8%	0.0%

        Operating costs include costs such as restaurant supplies, energy costs, and other costs such as service repairs and maintenance costs. During 2011, operating costs as a percentage of restaurant revenue decrease 100 basis points from 2010. The decrease as a percentage of restaurant revenue was due primarily to a combination of 50 basis points leverage from higher restaurant revenue, 30 basis points decrease in repairs and maintenance costs, and 20 basis points decrease in costs of supplies related to initiatives to reduce expenses through better cost management.

        During 2010, operating costs as a percentage of restaurant revenue remained flat compared with 2009. Contributing to this zero basis point change as a percentage of restaurant revenue was a combination of a 25 basis point deleverage from lowered revenue due to price and product mix changes, an 10 basis point increase in repairs and maintenance expense offset by a 15 basis point decrease in restaurant supplies, and a 20 basis point decrease in miscellaneous costs such as utilities, promotional and other expenses.

Occupancy

(In thousands, except percentages)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Occupancy	$65,785	$63,055	4.3%	$62,420	1.0%
As a percent of restaurant revenue	7.3%	7.4%	(0.1)%	7.5%	(0.1)%

        Occupancy costs include fixed rents, contingent rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs. Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs. In 2011, occupancy costs as a percent of restaurant revenue decreased 10 basis points. Fixed rents for the fiscal year ended 2011 and 2010 were $42.5 million and $40.7 million, respectively, and increased due to the opening of new restaurants. The decrease of occupancy costs as a percent of restaurant revenue related mainly to the leveraging of fixed costs on higher revenue.

        In 2010, occupancy costs as a percent of restaurant revenue decreased 10 basis points compared to 2009. This decrease was driven by a 20 basis point decrease in general liability insurance as a percent of restaurant revenue, offset by an increase of fixed rent expense as a percentage of restaurant revenue of 10 basis points. Fixed rents in 2010 were $40.7 million, an increase from $39.2 million in 2009 due to the addition of new restaurants.

Depreciation and Amortization

(In thousands, except percentages)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Depreciation and amortization	$55,272	$56,738	(2.6)%	$57,166	(0.7)%
As a percent of total revenues	6.0%	6.6%	(0.6)%	6.8%	(0.2)%

        Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and liquor licenses. Depreciation and amortization expense decreased $1.5 million, or 2.6% due, in part, by five-year depreciable equipment for 24 restaurants which were open in 2005 becoming fully depreciated. Depreciation and amortization expense as a percentage of revenue for the fiscal year 2011, which was driven by leverage from higher restaurant sales volumes on these fixed expenses, as well as, the reduction in depreciation and amortization from assets whose book value was reduced though an impairment charges during the third quarter 2010. In 2012, we expect to see an impact from 2011 impairments and fully depreciated equipment, partially offset by new restaurant openings.

        In 2010, depreciation and amortization decreased $0.4 million, or 0.7%, due to three restaurant closures during the fiscal year and the reduction in depreciation and amortization from assets whose book value was reduced through an impairment charge in the fiscal third quarter. Depreciation and amortization expense as a percentage of total revenues decreased in 2010 due to increased average restaurant sales volumes and a decrease in overall expense.

Selling, General and Administrative

(In thousands, except percentages)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Selling, general and administrative	$98,988	$88,836	11.4%	$76,260	16.5%
As a percent of total revenues	10.8%	10.3%	0.5%	9.1%	1.2%

        Selling, general and administrative costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries, variable compensation, stock-based compensation and related employee benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors expenses, legal expenses and marketing costs.

        Selling, general and administrative costs increased $10.2 million, or an increase as a percent of total revenues of 50 basis points in 2011 due to a $6.5 million increase in accrued performance based compensation, $3.1 million in expenses related to infrastructure investments and $1.5 million increase in legal expenses. Our marketing costs remained steady from 2010.

        In 2010, selling, general and administrative costs increased $12.6 million, or an increase as a percent of total revenues of 120 basis points in 2010 due primarily to an increase of $12.9 million in the marketing and advertising campaign related to television media support for the spring, summer and fall LTO campaigns. Additionally, we also experienced $2.6 million of additional expense for the 2010 CEO transition and $1.1 million of additional expense for the board of directors and governance-related matters. These increases were partially offset by $1.1 million decrease in variable compensation at the corporate level and a $2.6 million decrease in stock compensation related primarily to the options tender offer during the first quarter of fiscal 2009.

Franchise Development

(In thousands, except percentages)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Franchise development	$4,136	$4,122	0.3%	$4,203	(1.9)%
As a percent of total revenues	0.5%	0.5%	0.0%	0.5%	0.0%

        Franchise development costs include the costs of our franchise and operations support teams including salaries and benefits, travel and training expenses, and costs associated with our annual leadership conference.

Pre-opening Costs

(In thousands, except percentages)	2011	2010	2011 - 2010 Percent Change	2009	2010 - 2009 Percent Change
Pre-opening costs	$3,527	$3,015	17.0%	$3,696	(18.4)%
As a percent of total revenues	0.4%	0.3%	0.1%	0.4%	(0.1)%
Average per restaurant pre-opening costs	$264	$258	2.3%	$249	3.6%

        Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants. Pre-opening costs for 2011, 2010, and 2009 reflect the opening of 13, 11, and 15 new restaurants, respectively. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented. The 2011 average per restaurant pre-opening costs increased moderately due to higher occupancy costs.

        The 2010 average per restaurant pre-opening costs increased moderately compared to 2009 due to increased travel-related costs.

Asset Impairment Charge and Restaurant Closure Costs

        During fiscal year 2011, the Company determined that three Company-owned restaurants were impaired, recognizing a pre-tax non-cash impairment charge of $4.3 million. During fiscal year 2010, the Company determined that four Company-owned restaurants were impaired, and the Company recognized a pre-tax non-cash impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants. The Company reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of each restaurant's carrying amount over its fair value.

        We closed none, three, and four restaurants in fiscal 2011, 2010, and 2009, respectively. In 2010 and 2009, one and two, restaurants operating below acceptable profitability levels were closed. In both 2010 and 2009, two restaurants whose leases were not extended or were in need of significant capital improvements that were not projected to provide acceptable returns in the foreseeable future were closed. We recognized charges of $856,000 and $562,000 in fiscal 2010 and 2009, respectively, related to lease terminations and other closing related costs. The three closed restaurants in 2010 were not part of the impairment charge taken in the third quarter of fiscal 2010. There were no asset impairment charges recognized in 2009.

Interest Expense

        Interest expense in 2011, 2010, and 2009 was $5.9 million, $5.1 million, and $6.9 million, respectively. Interest expense was higher in 2011 than 2010 due to higher weighted average interest rate of 3.4% versus 3.0% in 2010 partly offset by a lower average debt balance. Interest expense in 2010 was lower than 2009 due to lower average borrowings under our credit facility partly offset by a slightly higher weighted average interest rate of 3.0% versus 2.8% in 2009.

Provision for Income Taxes

        The provision for income taxes increased $4.1 million, to a tax expense of $1.5 million in 2011, from tax benefit of $2.6 million in 2010. Our effective income tax rate was 6.8%, a tax expense, for 2011, 54.3%, a tax benefit, for 2010, and 18.3%, a tax expense, for 2009. The increase in our effective tax rate for fiscal 2011 is primarily attributable to the increase in earnings before income taxes. The decrease in 2010 versus 2009 was primarily due to the impact of more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income, which did not change at the same rate as the decrease in income. We would expect to see volatility in our tax rate given changes in income before taxes and income tax credits.

Liquidity and Capital Resources

        General.    Cash and cash equivalents increased $17.1 million to $35.0 million at December 25, 2011, from $17.9 million at the beginning of the fiscal year. This increase in our cash position is primarily the net result of:

  •
  $95.7 million of cash provided by operating activities; partially offset by

  •
  $44.1 million used for the construction of new restaurants, expenditures for facility improvements, investments in IT and other; and

  •
  $33.0 million used for share repurchases.

        We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.

        Credit Facility.    On May 6, 2011, we amended and restated our existing credit facility to provide a more flexible capital structure and facilitate our growth plans. Borrowings under the amended credit agreement may be used by us for general corporate purposes including, among other uses, to repurchase shares of our capital stock, to continue to finance restaurant construction, and for working capital and general corporate requirements. The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). The amended credit agreement also allows us, subject to lender participation, to increase the revolving credit facility or term loan by up to an additional $100 million in the future. As part of the amended credit agreement, we may request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility. The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of our assets, which includes the capital stock of our certain subsidiaries. Additionally, the amended credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

        With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began June 30, 2011, and end on the maturity date of the term loan. At December 25, 2011, we had $146.3 million of borrowings outstanding under our term loan, and $7.4 million of standby letters of credit outstanding under our revolving credit facility. There were no borrowings on the revolving facility. Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 25, 2011.

        In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the floating interest rate on half of the remaining term loan that was then outstanding under our amended and restated credit facility. Rabobank is rated AAA by Standard & Poor's. The interest rate swap has an effective date of August 5, 2011, and $0.9 million of the initial $74.1 million expired on September 30, 2011, in accordance with its original terms. The notional amount of the hedge will decrease quarterly based on the required principal term loan payments in the original facility, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million. We are required to make payments based on a fixed interest rate of 1.135% calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that was based on the 3-month LIBOR rate.

        Covenants.    We are subject to a number of customary covenants under our credit agreement, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. In addition, we are required to maintain two financial ratios: a leverage ratio calculated by dividing as our debt outstanding including issued standby letters of credit by the last twelve months' earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges that will not result in cash payments in a subsequent period, any prepayment penalties incurred as a result of extraordinary debt extinguishment, certain pre-opening costs, unusual or non-recurring cash losses, net proceeds received from business interruption insurance, pro forma costs savings in connection with an acquisition, divestiture, restructuring or reorganization occurring prior to the time that Consolidated EBITDA is to be determined, cash or non-cash charges related to restructuring or cost reduction initiatives in an aggregate amount not to exceed a certain threshold, and non-cash gains and non-recurring or unusual cash gains for such period; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations. As of December 25, 2011, we were in compliance with all debt covenants.

        Debt Outstanding.    Total debt outstanding decreased $1.6 million to $156.9 million at December 25, 2011 from $158.5 million at December 26, 2010, primarily due to our scheduled debt repayments of $3.75 million, as well as payments on our capital lease obligations of approximately $821,000. Our current credit agreement matures in 2016.

        Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 25, 2011 (in thousands):

	Payments due by period
	Total	2012	2013 - 2014	2015 - 2016	2017 and thereafter
Long-term debt obligations(1)	$161,091	$13,080	$34,708	$113,303	$—
Capital lease obligations(2)	14,870	1,318	2,449	1,779	9,324
Operating lease obligations(3)	387,924	44,256	87,194	81,569	174,905
Purchase obligations(4)	3,608	3,608	—	—	—
Other non current liabilities(5)	3,071	389	888	316	1,478

Total contractual obligations	$570,564	$62,651	$125,239	$196,967	$185,707

(1)
Long-term debt obligations represent minimum required principal payments under our credit agreement including estimated interest of $15.5 million based on a 2.75% average borrowing interest rate.

(2)
Capital lease obligations include interest of $4.2 million.

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

(5)
Other noncurrent liabilities include executive deferred compensation, accrued restaurant variable compensation for long-term incentive plans, uncertain tax positions, and vendor deposits.

        Capital Expenditures.    Capital expenditures, including capital lease obligations, were $44.1 million, $35.0 million, and $49.1 million in 2011, 2010, and 2009, respectively. Fiscal year 2011, compared with fiscal year 2010, includes higher expenditures for new restaurants. Fiscal year 2010, compared with fiscal year 2009, includes lower expenditures for new restaurants as well as reductions in facility improvement costs.

        In fiscal year 2012, capital expenditures are expected to be approximately $50 to $60 million. In addition to the construction of new restaurants, we will continue our investment in restaurant remodels and capital improvements. We will also make significant investments in our data infrastructure including the replacement of several key operational and financial systems.

        Stock Repurchase.    On August 12, 2010, our board of directors authorized a repurchase of up to $50 million of our common stock, which may be made from time to time in open market transactions or through privately negotiated transactions through December 31, 2011. On October 26, 2011, our board of directors re-authorized a repurchase of up to $50.0 million of our common stock through December 31, 2012. This repurchase plan does not obligate us to acquire any specific number of shares or acquire shares over any specified period of time. There were 1.2 million shares purchased in 2011 with an average purchase price of $27.56 per share for a total of $33.0 million. There were 92,000 shares purchased under the plan during the fourth quarter 2011 with an average purchase price of

$24.97 per share for a total of $2.3 million. The remaining amount that may be purchased under the current board authorization is $47.7 million. No shares were repurchased in fiscal years 2010 or 2009.

        2009 Option Tender Offer.    During first quarter 2009, we completed a cash tender offer for out-of-the-money stock options held by 514 then current employees. As a result of the tender offer, we incurred a one-time pre-tax charge of $4.0 million for all unvested eligible options that were tendered.

        Financial Condition and Future Liquidity.    We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to pay principal on our borrowings and repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. We and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant short-term trade credit for purchases, such as food and supplies. We also continually invest in our business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital.

Inflation

        The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in fiscal year 2011, due primarily to higher costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Our ground beef, which is purchased on the spot market, has consistently been higher than 2010 prices, our ground beef costs were approximately 17% higher than 2010. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2012, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2012.

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

        Impairment of Long-Lived Assets.    Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, and amortizable intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management's estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

        Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. During 2011, we determined that three Company-owned restaurants were impaired. We recognized a non-cash pre-tax impairment charge of $4.3 million resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. We reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant's assets to its fair value as estimated by management. The fair value of the long-lived assets was determined using a discounted cash flows projection model that uses several scenarios that estimate expected future cash flows. The discount factor was determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors were combined with internal information such as our average cost of debt and effective tax rate to determine a weighted average cost of capital which was applied to the undiscounted cash flows. The impairment charges represent the excess of each restaurant's carrying amount over its estimated fair value. During 2010, we determined that the long lived assets of four Company-owned restaurants were impaired, and we recognized a non-cash impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants. We may record future impairments for restaurants whose operating performance falls below current expectations. We have followed a consistent approach to evaluating whether there are impairments of long-lived assets. We make adjustments to assumptions to reflect management's view of current market and economic conditions and with respect to conditions at specific locations.

        Goodwill.    We evaluate goodwill annually or more frequently if indicators of impairment are present. We performed step one of the impairment test as of December 25, 2011. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company's stock price and a control premium to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. We do evaluate all methods to ensure reasonably consistent results. Additionally, we evaluate the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, we determined that goodwill was not impaired as of December 25, 2011, as the percentage by which the fair value exceeded the carrying value was approximately 39%. However, an impairment charge may be triggered in the future, if the value of our stock declines, sales in our restaurants decline, or if there are significant adverse changes in the operating environment of the restaurant industry. We have followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions.

        Lease Accounting.    Under the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of rent holidays and escalations are reflected in rent costs on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we will exercise such option periods due to the fact that we would incur an economic penalty for not doing so. The lease term commences on the date when we become legally obligated for the rent payments which coincides with the time when the landlord delivers the property for us to develop and we waive contract contingencies. All rent costs recognized during construction periods are expensed immediately as pre-opening expenses.

        Judgments made by management for its lease obligations include the probable term for each lease that affects the classification and accounting for a lease as capital or operating; the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent; incremental borrowing rates; and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used. We have not made any changes to the nature of the assumptions used to account for leases in the past three years.

        Insurance/Self-Insurance Liabilities.    The Company is self-insured for a portion of losses related to group health insurance, general liability and workers' compensation. We maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial based estimates, as well as incurred but not reported claims, and is closely monitored and adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated, or should medical costs or other claim costs increase beyond what was expected, our accrued liabilities might not be sufficient, and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated, resulting in expense reductions. Unanticipated changes in our estimates may produce materially different amounts of expense than that reported historically under these programs. We have not made any significant changes to the nature of the assumptions used to account our self-insurance liabilities in the past three years.

        Estimating Fair Value.    The Company has a deferred compensation plan, an associated life insurance policy and derivative financial instruments, which are all carried at fair value.

        Fair value is defined by accounting guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's approach to estimating fair value may require the Company to make significant judgments regarding inputs into the valuation. In estimating fair values for derivative financial instruments, the Company believes that third-party market prices are the best evidence of exit price and where available, bases its estimates on such prices. All key assumptions and valuations are the responsibility of management.

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

        Unearned Revenues.    Unearned revenues represent our liability for gift cards that have been sold but not yet redeemed, as well as, deferred revenues related to our loyalty program. We recognize sales when the gift card is redeemed by the customer. Although there are no expiration dates or dormancy fees for our gift cards, based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as "breakage." We recognize breakage within other revenue for unused gift card amounts in proportion to actual gift card redemptions, which is also referred to as the "redemption recognition" method. The estimated value of gift cards expected to go unused is recognized over the expected period of redemption as the remaining gift card values are redeemed. Utilizing this method, we estimate both the amount of breakage and the time period of redemption. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimate of our breakage rate periodically and apply that rate to gift card redemptions.

        In January 2011, we began rolling out Red Robin's Red Royalty™ program, our smart rewards loyalty program, in all Company-owned restaurants. We recognize the current sale of a product and an obligation to deliver future products because a portion of the price paid for a customer's qualifying purchase is assumed to reflect partial pre-payment for future goods/services that the customer is entitled to obtain. We will not recognize a portion of the payment as revenue until the customer redeems the earned award or the likelihood of a customer claiming the reward becomes remote.

        Stock-Based Compensation Expense.    We account for stock-based compensation in accordance with fair value recognition provisions, under which we recognize stock-based compensation using the Black-Scholes or Monte Carlo (for performance based units) option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. We have not made any changes to the nature of the assumptions used to account for stock-based compensation in the past three years, other than an increase in the forfeiture rate we apply to officer grants, due to the recent officer transitions. During 2010, the Company granted performance based restricted stock units (PSUs) to executives and other key employees. These PSUs contain a market condition based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group. The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics. The fair value of the PSUs is calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. This method uses judgment and estimation which is the responsibility of management.

Off Balance Sheet Arrangements

        Except for operating leases (primarily restaurant leases) entered into the normal course of business, we do not have any material off balance sheet arrangements.

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

        In May 2011, the FASB issued, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

        In June 2011, the FASB finalized guidance on the Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued a "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income." This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

        In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Under our current credit agreement, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate

("ABR"), based on the Prime Rate plus 1.25% to 2.00%, or a LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 2.25% to 3.00%. The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of December 25, 2011, we had $73.1 million of borrowings subject to variable interest rates. A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $731,000 on an annualized basis.

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

        In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company's floating interest rate on half of the remaining term loan that is currently outstanding under the Company's amended and restated credit facility. The interest rate swap has an effective date of August 5, 2011, and $1 million of the initial $74.1 million expired on September 30, 2011, in accordance with its original terms. The notional amount of the hedge will decrease quarterly based on the remaining required principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million. The Company is required to make payments based on a fixed interest rate of 1.135% calculated based on the remaining notional amount, which is half of the outstanding term loan. In exchange, the Company receives interest on the notional amount at a variable rate that was based on the 3-month LIBOR rate. This hedge is highly effective and there were no gains or losses related to hedge ineffectiveness recognized in earnings during 2011. As of December 25, 2011, the $129,000 unrealized loss, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive (loss). Refer to Note 8, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report.

        Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

        Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to control some of this risk, we have entered into some fixed price product purchase commitments which may exclude fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 25, 2011 and December 26, 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 25, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 23, 2012

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 25, 2011	December 26, 2010
Assets:
Current Assets:
Cash and cash equivalents	$35,036	$17,889
Accounts receivable, net	14,785	6,983
Inventories	18,040	16,037
Prepaid expenses and other current assets	9,970	7,600
Income tax receivable	1,387	3,822
Deferred tax asset	1,429	1,294

Total current assets	80,647	53,625

Property and equipment, net	402,360	414,048
Goodwill	61,769	61,769
Intangible assets, net	38,969	43,056
Other assets, net	9,231	6,759

Total assets	$592,976	$579,257

Liabilities and Stockholders' Equity:
Current Liabilities:
Trade accounts payable	$14,798	$12,776
Construction related payables	3,328	2,943
Accrued payroll and payroll related liabilities	35,044	29,137
Unearned revenue, net	24,139	14,391
Accrued liabilities	19,045	18,592
Current portion of term loan notes payable	9,375	18,739
Current portion of capital lease obligations	757	838

Total current liabilities	106,486	97,416

Deferred rent	40,025	34,214
Long-term portion of term loan notes payable	136,875	85,214
Other long-term debt and capital lease obligations	9,924	53,731
Other non-current liabilities	4,968	8,021

Total liabilities	298,278	278,596

Stockholders' Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,276,404 and 17,101,897 shares issued; 14,579,257 and 15,600,867 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 2,697,147 and 1,501,030 shares, at cost	(83,285)	(50,321)
Paid-in capital	178,111	171,558
Accumulated other comprehensive loss, net of tax	(326)	(197)
Retained earnings	200,181	179,604

Total stockholders' equity	294,698	300,661

Total liabilities and stockholders' equity	$592,976	$579,257

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Revenues:
Restaurant revenue	$898,842	$846,389	$828,031
Franchise royalties and fees	14,151	13,409	12,825
Other revenue	1,857	4,471	189

Total revenues	914,850	864,269	841,045

Costs and expenses:
Restaurant operating costs:
Cost of sales (exclusive of depreciation and amortization shown separately below):	227,063	206,639	199,195
Labor (includes $626, $839, and $1,371 of stock-based compensation, respectively)	303,503	300,878	287,981
Operating	124,238	125,137	122,183
Occupancy	65,785	63,055	62,420
Depreciation and amortization	55,272	56,738	57,166
Selling, general and administrative expenses (includes $2,693, $3,273 and $5,514 of stock-based compensation, respectively)	98,988	88,836	76,260
Franchise development	4,136	4,122	4,203
Pre-opening costs	3,527	3,015	3,696
Asset impairment charges	4,337	6,116	—

Total costs and expenses	886,849	854,536	813,104

Income from operations	28,001	9,733	27,941
Other (income) expense:
Interest expense	5,885	5,112	6,903
Interest income	(62)	(63)	(111)
Other	90	(46)	(380)

Total other expenses	5,913	5,003	6,412
Income before income taxes	22,088	4,730	21,529
Provision (benefit) for income taxes	1,511	(2,569)	3,930

Net income	$20,577	$7,299	$17,599

Earnings per share:
Basic	$1.36	$0.47	$1.14

Diluted	$1.34	$0.46	$1.14

Weighted average shares outstanding:
Basic	15,122	15,536	15,392

Diluted	15,357	15,709	15,504

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)

						Accumulated Other Comprehensive (Loss) net of tax
	Common Stock		Treasury Stock
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 28, 2008	16,954	$17	1,492	$(50,125)	$165,932	$(1,622)	$154,706	$268,908
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	94				(3,773)			(3,773)
Tax benefit (expense) on exercise of stock options	—	—	—	—	215	—	—	215
Non-cash stock compensation	—	—	—	—	6,980	—	—	6,980
Tender offer, net of tax of $1.3 million	—	—	—	—	(2,167)	—	—	(2,167)
Common stock issued through employee stock purchase plan	31	—	—	—	450	—	—	450
Net income	—	—	—	—	—	—	17,599	17,599
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	410	—	410

Comprehensive income	—	—	—	—	—	—	—	18,009

Balance, December 27, 2009	17,079	17	1,492	(50,125)	167,637	(1,212)	172,305	288,622
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	(9)	—	9	(196)	(263)	—	—	(459)
Tax benefit (expense) on exercise of stock options	—	—	—	—	(502)	—	—	(502)
Non-cash stock compensation	—	—	—	—	4,212	—	—	4,212
Common stock issued through employee stock purchase plan	32	—	—	—	474	—	—	474
Net income	—	—	—	—	—		7,299	7,299
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	—	1,015	—	1,015

Comprehensive income	—	—	—	—	—	—	—	8,314

Balance, December 26, 2010	17,102	17	1,501	(50,321)	171,558	(197)	179,604	300,661
Exercise of options, issuance of restricted stock, shares exchanged for exercise, and tax	145	—	—	—	2,200	—	—	2,200
Tax benefit (expense) on exercise of stock options	—	—	—	—	389	—	—	389
Acquisition of treasury stock	—	—	1,196	(32,964)	—			(32,964)
Non-cash stock compensation	—	—	—	—	3,480	—	—	3,480
Common stock issued through employee stock purchase plan	29	—	—	—	484	—	—	484
Net income	—	—	—	—	—	—	20,577	20,577
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(129)	—	(129)

Comprehensive income	—	—	—	—	—	—	—	20,448

Balance, December 25, 2011	17,276	$17	2,697	$(83,285)	$178,111	$(326)	$200,181	$294,698

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Cash Flows From Operating Activities:
Net income	$20,577	$7,299	$17,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,272	56,738	57,166
Gift card breakage	(1,687)	(4,286)	—
Provision (benefit) for deferred income taxes	2,221	(2,199)	(1,290)
Asset impairment charges	4,337	6,116	—
Amortization of debt issuance costs	954	342	342
Stock-based compensation	3,319	4,112	6,889
(Gain) loss on the sale of property and equipment	120	—	—
Restaurant closure costs	—	856	562
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(7,802)	(1,108)	908
Inventories	(2,003)	(1,510)	(1,403)
Prepaid expenses and other current assets	(1,978)	(1,305)	3,583
Income tax receivable	2,435	891	1,495
Other assets	(276)	(3,183)	(825)
Unearned revenue	11,436	3,240	3,441
Trade accounts payable and accrued liabilities	2,961	1,395	(2,058)
Deferred rent	5,811	3,215	4,206

Net cash provided by operating activities	95,697	70,613	90,615

Cash Flows From Investing Activities:
Purchases of property and equipment	(44,085)	(34,962)	(48,469)
Proceeds from sales of property	1,122	—	—
Acquisition of franchise restaurants, net of cash acquired	—	—	(1,248)
Changes in marketing fund restricted cash	(392)	(98)	169

Net cash used in investing activities	(43,355)	(35,060)	(49,548)

Cash Flows From Financing Activities:
Borrowings of long-term debt	188,500	193,200	204,900
Payments of long-term debt and capital leases	(190,025)	(231,943)	(235,956)
Purchase of treasury stock	(32,964)	—	—
Debt issuance costs	(3,662)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	2,956	811	1,051
Payment of tender offer for stock options	—	—	(2,167)
Excess tax benefit related to exercise of stock options	—	—	215

Net cash used in financing activities	(35,195)	(37,932)	(31,957)

Net increase (decrease) in cash and cash equivalents	$17,147	$(2,379)	$9,110
Cash and cash equivalents, beginning of year	17,889	20,268	11,158

Cash and cash equivalents, end of year	$35,036	$17,889	$20,268

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

        Red Robin Gourmet Burgers, Inc., together with its subsidiaries ("Red Robin" or the "Company"), a Delaware corporation, develops and operates casual-dining restaurants. At December 25, 2011, the Company operated 327 Company-owned restaurants located in 32 states. The Company also sells franchises, of which there were 137 restaurants, in 21 states and two Canadian provinces as of December 25, 2011. The Company operates its business as one operating and one reportable segment.

        Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all material intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal years 2011, 2010, and 2009 include 52 weeks. The 2012 fiscal year will be 53 weeks ending December 30, 2012.

        Reclassifications—We have reclassified certain items in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal years ended December 25, 2011. These reclassifications had no effect on previously reported net income. At December 25, 2011, the Company reclassified restricted cash from its own line to prepaid expenses and other current assets on the balance sheet.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The areas that require management's most significant estimates are impairment of long lived assets, goodwill, lease accounting, insurance/self-insurance reserves, estimating fair value, income taxes, unearned revenue and stock based-compensation expense. Actual results could differ from those estimates.

        Cash Equivalents—The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction.

        Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties, as well as third-party gift card receivables. In 2011, there was approximately $7.5 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers, but for which cash settlement occurs anywhere from 15 to 45 days from sale. In 2010, there was approximately $1.8 million related to tenant improvement allowances in accounts receivable compared to $2.7 million in 2011. The allowance for doubtful accounts as of December 25, 2011 and December 26, 2010 was $184,000 and $301,000, respectively.

        Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market. As of December 25, 2011 and December 26, 2010, food and beverage inventories were $6.6 million and $5.4 million, respectively, and supplies inventories were $11.4 million and $10.6 million, respectively.

        Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $151,000 in 2011, $68,000 in 2010, and $110,000 in 2009.

        The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years

        The Company capitalizes certain overhead related to the development and construction of its new restaurants. Capitalized overhead for the years ended December 25, 2011, December 26, 2010, and December 27, 2009, was $2.4 million, $2.4 million, and $2.7 million, respectively. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No material expense has been incurred in any of the fiscal years presented.

        Goodwill and Intangible Assets, net—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets are comprised primarily of leasehold interests, acquired franchise rights and the costs of purchased liquor licenses. Leasehold interests primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represented the acquired value of franchise contracts, are amortized over the term of the franchise agreements. Liquor licenses are generally amortized over one to five years.

        Goodwill, which is not subject to amortization, is evaluated for impairment annually or more frequently at the level of the Company's single operating segment, which also represents the Company's only reporting unit, if indicators of impairment are present. The Company performed step one of the impairment test on the last day of the fiscal year, December 25, 2011. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company's stock price and a control premium to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company's estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, it was determined that goodwill was not impaired as of December 25, 2011, as the percentage by which the fair value exceeded the carrying value was approximately 39%. Additionally, when the Company closes individual restaurants, it considers whether the cost of closure should include an amount of goodwill based on the fair value method. There was no goodwill charged off in connection with 2010 restaurant closures and no restaurants were closed in 2011.

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

        Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including land, property and equipment, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. During 2011 and 2010, the Company recorded impairments of certain long-lived assets. See Note 3, Restaurant Impairment and Restaurant Closures. There were no impairments recorded in 2009.

        Fair Value Measurements—The Company measures certain financial assets and liabilities at fair value in accordance with the accounting guidance for measuring fair value. These assets and liabilities are measured at each reporting period, and certain of these are revalued as required. See Note 9, Fair Value Measurements.

        Other Assets, net—Other assets, net consist primarily of assets related to the employee deferred compensation plan, unamortized debt issuance costs and various deposits. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's long term debt. Debt issuance costs as of December 25, 2011, and December 26, 2010 were $3.2 million and $500,000, respectively.

        Revenue Recognition—Revenues consist of sales from restaurant operations, gift card breakage, franchise royalties and fees, and rental income. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.

        The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company's specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (currently 24 months). The Company completed initial analysis of unredeemed gift card liabilities for gift cards sold in third party locations during the first quarter of 2011 and recognized $438,000 into revenue as an initial adjustment. The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the first quarter 2010, and recognized $3.5 million into revenue as an initial

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

adjustment. For the fiscal years ended 2011 and 2010, the Company recognized $1.7 million and $4.3 million (inclusive of the initial adjustments), respectively, into revenue related to unredeemed gift card breakage. Gift card breakage is included in other revenue in the consolidated statements of operations. Unearned gift card revenue at December 25, 2011 and December 26, 2010, was $20.3 million and $14.0 million, respectively.

        The Company typically grants franchise rights to independent contractors for a term of 20 years, with the right to extend the term for an additional ten years if they satisfy various conditions. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue for franchise fees (included in accrued liabilities on the balance sheet) totaled $30,000 and $230,000 as of December 25, 2011 and December 26, 2010, respectively. Area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.

        Advertising—Advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $29.0 million, $28.9 million, and $17.2 million in 2011, 2010, and 2009, respectively, and are included in selling, general, and administrative expenses in the consolidated statements of income.

        Under the Company's franchise agreements, both the Company and the franchisee must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs. The Company's portion of costs incurred by the Marketing Funds is recorded as selling, general and administrative expenses in the Company's financial statements. Restricted cash represents contributed funds held for future use.

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

        Additionally, certain of the Company's operating lease agreements contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable. See Note 12, Commitments and Contingencies.

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

        Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2011, 2010, and 2009, a total of 226,000, 511,000, and 816,000 weighted-average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

        The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2011	2010	2009
Net income	$20,577	$7,299	$17,599

Basic weighted average shares outstanding	15,122	15,536	15,392
Dilutive effect of stock options and awards	235	173	112

Diluted weighted average shares outstanding	15,357	15,709	15,504

Earnings per share:
Basic	$1.36	$0.47	$1.14

Diluted	$1.34	$0.46	$1.14

        Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income. Other comprehensive loss as presented in the consolidated statements of stockholders' equity for 2011 consisted of the unrealized loss, net of tax, on the Company's current cash flow hedge which will expire in June 2015. Other comprehensive gain as presented in the consolidated statements of stockholders' equity for 2010 and 2009 consisted of the unrealized gain, net of tax, on the Company's former cash flow hedge that expired March 2011. See Note 9. Derivative and Other Comprehensive Income.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Stock Compensation Expense—The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock, stock variable compensation or other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash variable compensation awards to employees, non-employees, directors and consultants. In 2010, the Company granted performance based restricted stock units ("PSUs") to executives and other key employees. These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition. The Company also maintains an employee stock purchase plan. See Note 15, Stock Incentive Plans, for additional details.

2. Recent Accounting Pronouncements

        In January 2010, the FASB issued an update regarding guidance over the disclosure requirements of fair value measurements. This update adds new requirements for disclosure about transfers into and out of Levels One and Two and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three measurements. The guidance was effective beginning fiscal year 2010 for the disclosure requirements around Levels One and Two measurements, and was effective beginning fiscal year 2011 for the disclosure requirements around Level Three. This new guidance currently had impact on the fair value disclosures of the Company, as there have been no transfers out of Levels One or Two.

        In May 2011, the FASB issued, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")." This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

        In June 2011, the FASB finalized guidance on the Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued a "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income." This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recent Accounting Pronouncements (Continued)

        In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

3. Restaurant Impairment and Restaurant Closures

Restaurant Impairment

        During 2011, the Company determined that three Company-owned restaurants were impaired. The Company recognized a non-cash pre-tax impairment charge of $4.3 million resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. We reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The Company compared the carrying amount of each restaurant's assets to its fair value as estimated by management. The fair value of the long-lived assets was determined using a discounted cash flows projection model that uses several scenarios that estimate expected future cash flows. The discount factor was determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors were combined with internal information such as the Company's average cost of debt and effective tax rate to determine a weighted average cost of capital which was applied to the undiscounted cash flows. The impairment charges represent the excess of each restaurant's carrying amount over its estimated fair value. During 2010, we determined that the long lived assets of four Company-owned restaurants were impaired, and the Company recognized a non-cash pre-tax impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants. There were no such impairments in 2009.

Restaurant Closures

        The Company did not close any restaurants in the fiscal year 2011. The Company closed three restaurants in the fiscal year 2010. Two closed locations were at the end of their lease term and management did not believe the other location would provide acceptable returns in the foreseeable future. There was no associated amount of goodwill to write off in connection with these closures. The Company incurred $856,000 in expenses related to these restaurant closures for fiscal year 2010.

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

        Property and equipment consist of the following at December 25, 2011, and December 26, 2010, (in thousands):

	2011	2010
Land	$34,111	$35,190
Buildings	78,048	75,461
Leasehold improvements	426,191	415,041
Furniture, fixtures and equipment	211,248	198,533
Restaurant property leased to others	4,561	4,561
Construction in progress	9,517	4,989

	763,676	733,775
Accumulated depreciation and amortization	(361,316)	(319,727)

Property and equipment, net	$402,360	$414,048

        Depreciation and amortization expense on property and equipment, including assets under capital lease, was $50.7 million in 2011, $52.1 million in 2010 and $52.3 million in 2009.

5. Goodwill and Intangible Assets

        The following table presents goodwill as of December 25, 2011, and December 26, 2010, (in thousands).

	2011	2010
Balance at beginning of year	$61,769	$61,769
Acquisitions	—	—

Balance at end of year	$61,769	$61,769

        The Company has no historical goodwill impairment losses in periods prior to those presented in the above table.

        The following table presents intangible assets subject to amortization as of December 25, 2011, and December 26, 2010, (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$43,494	$(14,515)	$28,979	$43,494	$(11,925)	$31,569
Leasehold interests	12,955	(3,747)	9,208	12,955	(2,945)	10,010
Liquor licenses	8,210	(7,428)	782	7,661	(6,184)	1,477

	$64,659	$(25,690)	$38,969	$64,110	$(21,054)	$43,056

        There were insignificant impairments of liquor licenses related to the three and four restaurants impaired in 2011 and 2010, respectively, which are discussed in Note 3 Restaurant Impairment and Restaurant Closures. There were no other impairments of intangible assets subject to amortization in

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

2011 or 2010. There were no impairments to intangible assets in 2009. The aggregate amortization expense related to intangible assets subject to amortization for 2010, 2010, and 2009 was $4.6 million, $4.6 million and $4.7 million, respectively.

        The estimated aggregate future amortization expense as of December 25, 2011 is as follows, (in thousands):

2012	$4,220
2013	3,566
2014	3,197
2015	3,033
2016	2,898
Thereafer	22,055

$38,969

6. Accrued Payroll and Payroll Related Liabilities and Accrued Liabilities

        Accrued payroll and payroll related liabilities consist of the following at December 25, 2011, and December 26, 2010, (in thousands):

	2011	2010
Payroll	$7,550	$8,118
Corporate and restaurant variable compensation	9,004	3,920
Workers compensation insurance	6,878	5,939
Accrued vacation	5,336	5,629
Federal and state payroll taxes	3,918	3,389
Other	2,358	2,142

	$35,044	$29,137

        Accrued liabilities consist of the following at December 25, 2011, and December 26, 2010, (in thousands):

	2011	2010
State and city sales taxes	$4,886	$4,741
Real estate, personal property, state income and other taxes payable	3,054	3,061
General liability insurance	2,387	2,378
Utilities	1,726	2,050
Credit card fees	984	1,211
Interest rate swap, current(1)	449	411
Other	5,559	4,740

	$19,045	$18,592

(1)
See Note 8 Derivative and Other Comprehensive Income

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowings

        Borrowings as of December 25, 2011, and December 26, 2010, are summarized below (in thousands):

	2011		2010
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Term loan facility	$146,250	3.14%	$103,954	3.19%
Revolving credit facility, variable interest rate based on an applicable margin plus LIBOR	—	—	43,000	1.28
Capital lease obligations	10,681	5.69	11,568	6.04

Total Debt	156,931		158,522
Less: Current portion	(10,132)		(19,577)

Long-term debt	$146,799		$138,945

        Maturities of long-term debt and capital lease obligations as of December 25, 2011 are as follows (in thousands):

2012	$10,132
2013	13,855
2014	15,742
2015	15,525
2016	94,236
Thereafter	7,441

$156,931

        On May 6, 2011, the Company amended and restated its credit facility, which was set to mature in June 2012, to provide a more flexible capital structure and facilitate its growth plans. Borrowings under the amended credit agreement may be used by the Company to repurchase shares of its capital stock within certain limits, continue to finance restaurant construction, and for working capital or other general corporate requirements. The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus a range of 2.25% to 3.0% depending upon leverage or base rate plus a range of 1.25% to 2.00% depending upon leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus an initial rate of 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). The amended credit agreement also allows, subject to lender participation, the Company to increase the revolving credit facility or term loan by up to an additional $100 million in the future. As part of the amended credit agreement, the Company may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility. At December 25, 2011, the Company had standby letters of credit outstanding of $7.4 million. The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. The Company's obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of the assets

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowings (Continued)

of the Company, which includes the capital stock of subsidiaries of the Company. Additionally, the amended credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

        The Company initially borrowed $150 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility. The effective interest rate on the term loan facility as of December 25, 2011 was 3.14%.

        The term loan is scheduled to be repaid in consecutive quarterly installments of $1.9 million through March 2012, $2.8 million through March 2013, and $3.8 million thereafter with an estimated final payment of $86.3 million in May 2016.

        The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure the respective obligations under the credit facility. Additionally, certain of the Company's real and personal property secure other indebtedness of the Company.

        Loan origination costs associated with the amendments to the credit facility and the net outstanding balance of costs related to the credit facility are $3.2 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 25, 2011.

        During August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company's floating interest rate on an aggregate of up to $73.1 million of debt that is currently or expected to be outstanding under the Company's credit facility. Refer to Note 8, Derivative and Other Comprehensive Income.

        The Company is subject to a number of customary covenants under its credit agreement, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios. For all of 2011, we remained below the current maximum debt leverage ratio of 2.75-to-1 set forth in our credit agreement and above the minimum fixed charge coverage ratio of 1.25-to-1.

8. Derivative and Other Comprehensive Income

        The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. The Company has one interest rate swap at December 25, 2011 and its counterparty is Rabobank International, Utrecht ("Rabobank"). Market risk, as it relates to the Company's interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative and Other Comprehensive Income (Continued)

        In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company's floating interest rate on half of the remaining term loan that was then outstanding under the Company's amended and restated credit facility, or $73.1 million notional at December 25, 2011. The interest rate swap has an effective date of August 5, 2011, and $0.9 million of the initial $74.1 million expired on September 30, 2011, in accordance with its original terms. The notional amount of the hedge will decrease quarterly based on the required principal term loan payments in the original facility, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million. The Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge. Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of accumulated other comprehensive loss ("AOCL") in the accompanying consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company's consolidated balance sheet to interest expense on the Company's consolidated statements of income as the interest expense is recognized on the related debt.

        In March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust to hedge the Company's floating interest rate on an aggregate of up to $120 million of debt that was outstanding under the Company's amended and restated credit facility. The interest rate swap had an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, and the remaining $70 million expired on March 19, 2011, in accordance with its original terms. The Company was required to make payments based on a fixed interest rate of 2.7925%, calculated on the remaining notional amount of $70 million. In exchange, the Company received interest on $70 million of the notional amount at a variable rate that was based on the 3-month LIBOR rate. The Company entered into this interest rate swap with the objective of offsetting the variability of its interest expense that arises because of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge since its inception. Accordingly, changes in fair value of the interest rate swap contract were recorded, net of taxes, as a component of accumulated other comprehensive loss ("AOCL") in the accompanying consolidated balance sheets. The Company reclassified the effective gain or loss from AOCL, net of tax, on the Company's consolidated balance sheet to interest expense on the Company's consolidated statements of income as the interest expense was recognized on the related debt.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative and Other Comprehensive Income (Continued)

        The following table summarizes the fair value and presentation in the consolidated balance sheets of the interest rate swap as hedging instruments as of December 25, 2011 and December 26, 2010 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair value at December 25, 2011	Fair value at December 26, 2010
Accrued liabilities	$449	$411
Other non-current liabilities	85	—

Total derivatives	$534	$411

        The following table summarizes the effect of the interest rate swap on the consolidated statements of income for the fiscal years ended December 25, 2011 and December 26, 2010 (in thousands):

	2011	2010	2009
Unrealized gain (loss) on swap in AOCL (pretax)	$(774)	$(357)	$(1,630)
Realized gain (loss) (pretax effective portion) recognized in interest expense	$169	$(2,022)	$(2,284)

        As a result of this activity, AOCL decreased by $124,000 on a pretax basis or $129,000 on an after tax basis for the fiscal year ended December 25, 2011, decreased by $1.7 million on a pretax basis or $1.0 million on an after tax basis for the fiscal year ended December 26, 2010, and decreased by $812,000 on a pretax basis or $410,000 on an after tax basis for the fiscal year ended December 27, 2009. During 2011, the interest rate swap had no hedge ineffectiveness, and as a result, no gains or losses were reclassified into net earnings as a result of hedge ineffectiveness. The Company expects no ineffectiveness during the next twelve months of the swap. Additionally, the Company had no obligations at December 25, 2011 to post collateral under the terms of the Interest Rate Swap Agreement.

        Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that are excluded from net income. Comprehensive income consisted of (in thousands):

	2011	2010	2009
Net income	$20,577	$7,299	$17,599
Unrealized gain / (loss) on cash flow hedge, net of tax	(129)	1,015	410

Total comprehensive income	$20,448	$8,314	$18,009

9. Fair Value Measurements

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

9. Fair Value Measurements (Continued)

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

        The Company's deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, variable compensation, and commissions each plan year. The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level Two inputs. See Note 16 Employee Benefit Programs. At December 25, 2011, and December 26, 2010, a liability for participant contributions and investment income thereon of $2.6 million and $2.6 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company's plan administrator purchases corporate-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at both December 25, 2011, and December 26, 2010, was $2.5 million is included in other assets, net.

        As of December 25, 2011, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

        The following table presents the Company's assets and liabilities measured at fair value, of which the derivative, deferred compensation plan, and life insurance policy are valued on a recurring basis for the fiscal years ended December 25, 2011, and December 26, 2010 (in thousands):

	December 25, 2011	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,534	$—	$2,534	$—

Total assets measured at fair value	$2,534	$—	$2,534	$—
Liabilities:
Derivative—interest rate swap	534	—	534	—
Deferred compensation plan	2,608	—	2,608	—

Total liabilities measured at fair value	$3,142	$—	$3,142	$—

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

	December 26, 2010	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,510	$—	$2,510	$—

Total assets measured at fair value	$2,510	$—	$2,510	$—
Liabilities:
Derivative—interest rate swap	411	—	411	—
Deferred compensation plan	2,545	—	2,545	—

Total liabilities measured at fair value	$2,956	$—	$2,956	$—

Disclosures of Fair Value of Other Assets and Liabilities

        The Company's liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet. For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company's capital lease obligations are considered to be Level 2 instruments. The carrying value of the Company's credit facility as of December 25, 2011, and December 26, 2010, was approximately $146.3 million and $147.0 million, respectively. The fair value of the Company's credit facility as of December 25, 2011, and December 26, 2010, was approximately $147.6 million and $148.1 million, respectively. There are $10.7 million of outstanding borrowings recorded for the Company's capital leases as of December 25, 2011, which have an estimated fair value of $11.7 million. At December 26, 2010, the carrying amount of the Company's capital lease obligations was $11.6 million, and the fair value was $11.5 million.

Asset Impairment

        The Company recorded impairment charges for three and four of its restaurants in 2011 and 2010, respectively. These are considered to be assets that are measured at fair value on a nonrecurring basis. The inputs used for the fair value measurement of the restaurants are considered Level Three. For further information refer to Note 3 Restaurant Impairment and Restaurant Closures.

10. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2011	2010	2009
Income taxes paid	$1,698	$865	$2,405
Interest paid, net of amounts capitalized	4,953	4,709	6,567
Capital lease obligations incurred for real estate and equipment purchases	—	5,328	471

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        The provision (benefit) for income taxes consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$2,135	$596	$3,708
State	1,832	369	1,512
Deferred:
Federal	(1,961)	(3,771)	(2,037)
State	(495)	237	747

	$1,511	$(2,569)	$3,930

        The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2011	2010	2009
Tax provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	4.0	7.4	6.4
FICA tip tax credits	(24.9)	(99.2)	(23.9)
HIRE act tax credit	(7.6)	—	—
Other	0.3	2.5	0.8

Effective tax rate	6.8%	(54.3)%	18.3%

        The increase in our effective tax rate for fiscal 2011 versus fiscal 2010 is primarily attributable to the increase in earnings before income taxes. The decrease in 2010 versus 2009 was primarily due to more favorable general business and tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income, which did not change at the same rate as the decrease in income.

        The Company's total deferred tax assets and liabilities at December 25, 2011, and December 26, 2010, are as follows (in thousands):

	2011	2010
Deferred tax assets	$48,691	$34,234
Deferred tax liabilities	(49,038)	(37,426)

Deferred tax (liabilities), net	$(347)	$(3,192)

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The Company's federal and state deferred taxes at December 25, 2011, and December 26, 2010, are as follows (in thousands):

	2011	2010
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$9,279	$6,515
Advanced payments	676	826
General business and other tax credits	361	361
Interest rate swap	201	179
Other current deferred tax assets	598	627
Other current deferred tax liabilities	(1,587)	(359)
Prepaid expenses	(2,844)	(2,429)
Supplies inventory	(5,255)	(4,426)

Current deferred tax asset, net	$1,429	$1,294

	2011	2010
Non-current deferred tax assets and liabilities, net:
Deferred rent	$14,350	$9,788
Stock-based compensation	7,064	4,859
General business and other tax credits	12,529	8,394
Alternative minimum tax credits	1,262	1,262
Accrued compensation and related costs	916	674
Other non current deferred tax assets	550	400
Other non current deferred tax liabilities	(416)	(278)
Goodwill	(6,458)	(3,720)
Property and equipment	(32,478)	(26,214)
Franchise rights	870	349
Interest rate swap	35	—

Non-current deferred tax (liability), net	(1,776)	(4,486)

	$(347)	$(3,192)

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

        The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date. The Company also has general business and other tax credits totaling $12.9 million available to offset future taxes which expire through 2031.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The Company adopted the requirements for accounting for uncertain tax positions on January 1, 2007. Under this interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be able to more likely than not sustain the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2007 through 2011 tax years.

        The following table summarizes the Company's unrecognized tax benefits (in thousands):

	December 25, 2011	December 26, 2010	December 27, 2009
Beginning of year	$273	$1,226	$322
Increase due to current year tax positions	50	144	1,105
Decrease due to current year tax positions	(8)	(1,022)	(177)
Settlements	(23)	—	—
Reductions related to lapses	(80)	(75)	(24)

End of year	$212	$273	$1,226

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $206,000. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense in the statement of income. In 2011, 2010, and 2009 no penalties were recorded. In 2011, 2010, and 2009 we recorded nominal interest expense on the identifiable tax liabilities.

12. Commitments and Contingencies

Commitments

        Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company's operating leases have remaining non-cancelable terms ranging from less than one year to more than 15 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases is as follows (in thousands):

	2011	2010	2009
Minimum rent	$43,756	$41,845	$40,319
Contingent rent	1,821	1,632	1,770
Equipment rent under operating leases	748	740	832

	$46,325	$44,217	$42,921

        The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings, and equipment at December 25, 2011, and December 26, 2010, was $4.6 million in both periods, and related accumulated depreciation was $2.4 million and $2.3 million, respectively. Rental income was immaterial for fiscal years 2011, 2010 and 2009.

        Future minimum lease commitments and minimum rental income under all leases as of December 25, 2011 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2012	$1,318	$44,256	$150
2013	1,254	43,823	150
2014	1,195	43,371	150
2015	923	42,033	150
2016	856	39,536	38
Thereafter	9,325	174,905	—

Total	14,871	387,924	638

Less amount representing interest	(4,190)

Present value of future minimum lease payments	10,681
Less current portion	(757)

Long-term capital lease obligations	$9,924

        As of December 25, 2011 and December 26, 2010, property and equipment included $20.0 million and $22.6 million of assets under capital lease, respectively, and $6.7 million and $7.5 million of related accumulated depreciation, respectively.

Contingencies

        In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include claims resulting from "slip and fall" accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material effect on our financial position and results of operations.

13. Franchise Operations

        Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2011	2010	2009
Franchise royalties and fees:
Royalty income	$13,863	$13,175	$12,627
Franchise fees	288	234	198

Total franchise royalties and fees	14,151	13,409	12,825
Franchise development costs:
Payroll and employee benefit costs	972	861	650
General and administrative	3,164	3,261	3,553

Total franchise development costs	4,136	4,122	4,203

Operating income from franchise operations	$10,015	$9,287	$8,622

        The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Deferred revenue totaled $30,000 and $230,000 as of December 25, 2011 and December 26, 2010, respectively. Area development fees are dependent upon the number of restaurants in the territory as well as the Company's obligations under the area franchise agreement. Consequently, as the Company's obligations are met, area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.

14. Stockholders' Equity

        On August 12, 2010, the Company's board of directors re-authorized a repurchase of up to $50.0 million of the Company's common stock, which could be made from time to time in open market transactions or privately negotiated transactions through December 31, 2011. On October 26, 2011, the Company's board of directors re-authorized a repurchase of up to $50.0 million of the Company's common stock, which will expire December 31, 2012. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. There were 1.2 million shares purchased in 2011 with an average purchase price of $27.56 per share for a total of $33.0 million. As of December 25, 2011, there was an additional $47.7 million that may be purchased under this board authorized repurchase plan. No shares were repurchased under the plan in fiscal years 2010 or 2009.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans

        In 2007, stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 and amended and restated again in 2011 (the "2007 Stock Plan"). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), restricted stock, stock variable compensation and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash variable compensation awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company's subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 2,074,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon the occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 4, 2021, unless terminated earlier by the Company's board of directors. As of December 25, 2011, options to acquire a total of 655,894 shares of the Company's common stock remained outstanding under this plan of which 270,723 were vested.

        The Company has four other stock based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 25, 2011, options to acquire a total of 210,923 of the Company's common stock remain outstanding under these plans of which all are fully vested. Options granted under these plans expire within ten years from the date of grant. Canceled options revert back to the 2007 Stock Plan for potential reissuance.

        As of December 25, 2011, there was $5.7 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average vesting period of approximately 1.3 years for stock options, 0.5 year for the non-vested common shares and 1.5 years for the restricted stock units.

        During the first quarter 2009, the Company completed a cash tender offer for out-of-the-money stock options held by 514 then current employees. As a result of the tender offer, the Company incurred a one-time pre-tax charge of $4.0 million for all unvested eligible options that were tendered. This one-time charge represents the compensation expense related to the acceleration of vesting on the unvested options tendered in the offer, which would otherwise have been expensed over their vesting period in the future if they had not been tendered. Approximately $0.9 million of the $4.0 million charge was recorded in labor expense and the remaining $3.1 million was recorded in selling, general

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

and administrative expense in our consolidated statements of income. The Company paid $3.5 million in cash for the approximate 1.6 million options tendered in the offer.

Stock Options

        The table below summarizes the status of the Company's stock option plans (in thousands, except per share data and exercise price):

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	930	$22.78	727	$23.07	2,084	$37.73
Awards granted	155	32.27	344	21.19	413	15.70
Awards cancelled(1)	(88)	21.75	(118)	21.44	(1,700)	39.83
Awards exercised	(130)	19.10	(23)	14.68	(70)	8.98

Options outstanding, end of year	867	$25.14	930	$22.78	727	$23.07

(1)
Of the total awards cancelled during fiscal year 2009, approximately 1.6 million were related to the option tender offer.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding as of December 25, 2011	867	$25.14	6.25	$5,636
Options vested and expected to vest as of December 25, 2011(1)	799	$25.06	6.08	$5,298
Options exercisable as of December 25, 2011	482	$25.72	4.84	$3,244

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

        The following table summarizes information about stock options outstanding at December 25, 2011 (in thousands, except per share data, weighted average exercise price and contractual life):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.44 - $14.86	9,394	6.49	$12.68	5,577	$12.39
$14.93 - $14.93	155,651	6.81	14.93	98,863	14.93
$14.98 - $19.00	87,706	4.65	16.52	67,658	16.17
$19.10 - $21.38	86,065	6.54	19.83	27,713	19.88
$21.43 - $21.43	128,329	8.17	21.43	45,578	21.43
$21.61 - $26.81	98,756	4.68	25.21	77,947	25.71
$27.06 - $33.81	87,018	4.94	29.00	49,535	29.18
$34.71 - $34.71	99,872	9.50	34.71	—	—
$35.89 - $44.97	87,351	4.25	40.97	82,100	41.19
$46.21 - $55.16	26,675	2.44	52.04	26,675	52.04

	866,817			481,646

        The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model were as follows:

	2011	2010	2009
Risk-free interest rate	1.2%	1.5%	1.5%
Expected years until exercise	3.6	3.6	3.6
Expected stock volatility	60.3%	57.9%	53.1%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$14.21	$9.12	$6.23
Total intrinsic value of options exercised (in thousands)	$657	$176	$565

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

Restricted Stock

        During the fiscal years ended December 25, 2011 and December 26, 2010, the Company did not issue restricted stock as permitted under the 2007 Stock Plan. The Company can grant restricted stock to its directors, executive officers and other key employees. The restricted shares granted to directors are generally subject to a three year vesting requirement. The restricted shares granted to executive officers and other key employees are generally subject to a four year graded vesting requirement. The fair value of the non-vested common shares is based on the grant date market value of the common shares.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

        The table below summarizes the status of the Company's non-vested shares under the 2007 Stock Plan (in thousands, except per share data and grant-date fair value):

	2011		2010
	Shares	Weighted Average Grant-Date Fair Value (per share)	Shares	Weighted Average Grant-Date Fair Value (per share)
Nonvested shares outstanding, beginning of year	27	$22.40	151	$31.35
Awards granted	—	—	—	—
Awards cancelled	(2)	21.09	(9)	22.42
Awards vested	(11)	24.50	(115)	34.14

Nonvested shares outstanding, end of year	14	$20.85	27	$22.40

Time Based RSUs

        During the fiscal years ended December 25, 2011 and December 26, 2010, the Company issued time-based restricted stock units (RSUs) to certain employees as permitted under the 2007 Stock Plan. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs vest in equal installments over four years and upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant. Compensation expense for the RSUs is recognized over the remaining weighted average vesting period, which is approximately 1.5 years.

        The table below summarizes the status of the Company's time based RSUs under the 2007 Stock Plan (in thousands):

	2011		2010
	Shares	Weighted Average Grant-Date Fair Value (per share)	Shares	Weighted Average Grant-Date Fair Value (per share)
Restricted Stock Units outstanding, beginning of year	132	$19.80	35	$15.26
Awards granted	72	31.72	114	20.83
Awards cancelled	(12)	22.79	(8)	19.58
Awards vested	(27)	19.29	(9)	15.27

Restricted Stock Units outstanding, end of year	165	$24.85	132	$19.80

Performance Based RSUs

        There were no performance based restricted stock units awarded in 2011. In March and September 2010, the Company granted performance based restricted stock units ("PSUs") to executives and other key employees. These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

performance of a selected industry peer group, thus resulting in a market condition. The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics. The fair value of the PSUs is calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. These awards have a three-year performance period and are classified as equity as each unit is convertible into one share of the Company's common stock upon vesting. Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier). The weighted average vesting period for PSUs outstanding is approximately 1.5 years. During the first quarter 2010, the Company issued 40,500 PSUs under its 2007 Stock Plan with a grant date fair value of $35.90. The Company issued 20,400 additional PSUs during the third quarter 2010 with a grant date fair value of $33.01.

        The table below summarizes the status of the Company's time based PSUs under the 2007 Stock Plan (in thousands):

	2011 Shares	2010 Shares
Performance based Restricted Stock Units outstanding, beginning of year	44	—
Awards granted	—	61
Awards cancelled	(7)	(17)
Awards vested	—	—

Performance based Restricted Stock Units outstanding, end of year	37	44

Long Term Cash Plan

        In 2011, the Company began a long-term cash incentive program. The long-term cash incentive plan is focused on operational metrics with a three-year performance period. The awards will cliff vest at the end of each three-year performance cycle. In 2011, the Company expensed approximately $406,000 related to this program.

16. Employee Benefit Programs

        Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. At December 25, 2011 and December 26, 2010, a liability for participant contributions and investment income thereon of $2.6 million and $2.6 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company's plan administrator purchases corporate-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at December 25, 2011 and December 26, 2010, of $2.5 million and $2.5 million, respectively, is included in other assets, net.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Programs (Continued)

        Employee Stock Purchase Plan—In 2002, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 181,888 shares under this plan, including 29,564 shares that were issued in 2011. A total of 118,112 shares remain available for future issuance. For 2011, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.18% risk-free interest rate; 0.5 year expected life; expected volatility of 60.37%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $5.28. For the fiscal year 2010, the average assumptions used in the model included a 0.29% risk-free interest rate; 0.5 year expected life; expected volatility of 59.84%; and a 0% dividend yield. The weighted-average fair value per share at grant date was $3.88. In 2011 and 2010, the Company recognized $134,000 and $135,000, respectively, of compensation expense related to this plan.

        Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (401K Plan) which covers substantially all of its eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. In 2011 and 2010, the Company recognized $298,000 and $278,000, respectively, of matching contribution expense.

17. Related Party Transactions

        On June 3, 2009, the Company expanded its board of directors from seven to eight members and announced the appointment of a new member to the board to fill the new seat. This board member is the former president and majority owner of one of our former franchises from which the Company purchased 13 Red Robin® restaurants in Washington in 2006. The board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the Washington restaurants that the Company acquired in 2006. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $1.1 million for the both fiscal years ended December 25, 2011 and December 26, 2010. Future minimum lease commitments under these leases are $4.6 million as of December 25, 2011.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Results of Operations (unaudited)

        The following tables summarize the unaudited consolidated quarterly financial information for 2011 and 2010 (in thousands, except per share data):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3(3) (12 weeks)	Q4(4) (12 weeks)	2011 (52 weeks)
Total revenues	$286,830	$215,795	$206,244	$205,981	$914,850
Income from operations	$11,195	$9,070	$3,256	$4,479	$28,001
Net income	$8,708	$6,894	$2,069	$2,905	$20,577
Basic earnings per share	$0.56	$0.45	$0.14	$0.20	$1.36
Diluted earnings per share	$0.56	$0.44	$0.14	$0.20	$1.34

	Q1(1) (16 weeks)	Q2 (12 weeks)	Q3(2) (12 weeks)	Q4 (12 weeks)	2010 (52 weeks)
Total revenues	$275,510	$201,343	$194,843	$192,573	$864,269
Income (loss) from operations	$7,826	$6,035	$(6,074)	$1,946	$9,733
Net income (loss)	$4,951	$4,333	$(4,213)	$2,228	$7,299
Basic earnings (loss) per share	$0.32	$0.28	$(0.27)	$0.14	$0.47
Diluted earnings (loss) per share	$0.32	$0.28	$(0.27)	$0.14	$0.46

(1)
We recognize gift card breakage by applying our estimate of the rate of gift card breakage over the period of estimated performance. We recognized $3.5 million as an initial adjustment during the first quarter 2010.

(2)
During the third quarter of fiscal 2010, we determined that four Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $6.1 million related to the impairment of these four restaurants. The third quarter charges for executive transition were recorded to selling, general and administrative expense for $2.6 million.

(3)
During the third quarter of fiscal 2011, we determined that one Company-owned restaurant was impaired. The Company recognized a pre-tax non-cash impairment charge of $1.9 million for this restaurant.

(4)
During the fourth quarter of fiscal 2011, we determined that two Company-owned restaurant were impaired. The Company recognized a pre-tax non-cash impairment charge of $2.4 million for these restaurants.

19. Subsequent Events

        The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of such period, are effective.

        There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2011. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our assessment and those criteria, management believes that, as of December 25, 2011, the Company's internal control over financial reporting is effective.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 25, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 23, 2012

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Our board of directors has adopted a code of ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all of the finance team. The full text of our code of ethics can be found on the investor relations page of our website at www.redrobin.com. We intend to disclose any changes in or waivers from the code of ethics by posting such information on our corporate website or by filing a Current Report on Form 8-K.

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.

ITEM 11.    Executive Compensation

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 14.    Principal Accounting Fees and Services

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual stockholders' meeting and is hereby incorporated by reference in this report.

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

(3)
Index to Exhibits

Exhibit Number	Description
(3.1)	Amended and Restated Certificate of Incorporation dated July 18, 2002. Incorporated by reference to Exhibit 3.1 to Amendment No. 4 of our Registration Statement on Form S-1 dated July 16, 2002 (Registration No. 333-87044).

(3.2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 12, 2003. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended October 5, 2003.

(3.3)	Second Amendment to the Amended and Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc. dated May 27, 2010. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 3, 2010.

(3.4)	Certificate of Designations of Series A Junior Participating Preferred Stock dated August 11, 2010. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 12, 2010.

(3.5)	Certificate of Eliminations of Series A Junior Participating Preferred Stock of Red Robin Gourmet Burgers, Inc. Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011.

(3.6)	Third Amended and Restated Bylaws dated February 24, 2010. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 25, 2010.

(3.7)	Amendment No. 1 to Third Amended and Restated Bylaws, effective May 27, 2010. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 3, 2010.

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

(4.2)	Rights Agreement by and between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC dated August 11, 2010. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 12, 2010.

(4.3)	Amendment to Rights Agreement dated as of February 11, 2011, between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC. As rights agent. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2011.

Exhibit Number		Description
(4.4)		Amendment No. 2 to Rights Agreement, dated as of May 27, 2011 between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent. Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011.

(10.1	)*	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 1 of our Registration Statement on Form S-1 dated June 10, 2002 (Registration No. 333-87044).

(10.2	)*	Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

(10.3	)*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

(10.4	)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on November 4, 2005.

(10.5	)*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on November 4, 2005.

(10.6	)*	Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Appendix A of our Definitive Proxy Statement filed on April 21, 2011.

10.7	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement.

(10.8	)*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to our quarterly report on our Quarterly Report on Form 10-Q filed on May 22, 2009.

(10.9	)*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on May 22, 2009.

(10.10	)*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on May 21, 2010.

(10.11	)*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Outside Director Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed on May 21, 2010.

(10.12	)*	Form of Red Robin Gourmet Burgers, Inc. Performance Based Cash Award Agreement. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q filed on Novemer 4, 2011.

(10.13	)*	Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 filed as an exhibit to Amendment No. 4 of our Registration Statement on Form S-1 dated July 17, 2002 (Registration No. 333-87044).

Exhibit Number		Description
(10.14	)*	First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated August 4, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2009.

(10.15	)*	Second Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated December 21, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 24, 2009.

(10.16	)*	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

(10.17)		Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 to Amendment No. 3 of our Registration Statement on Form S-1 filed on July 12, 2002 (Registration No. 333-87044).

(10.18	)*	Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and Eric C. Houseman dated March 10, 2008. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 14, 2008.

(10.19	)*	Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2008.

(10.20)		Amended and Restated Credit Agreement, dated May 6, 2011. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2011.

(10.21)		Amended and Restated Security Agreement, dated May 6, 2011. Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2011.

(10.22)		Letter Agreement among Red Robin Gourmet Burgers, Inc., Spotlight Advisors, LLC and Clinton Group, Inc. dated as of March 4, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2010.

(10.23)		Letter Agreement among Red Robin Gourmet Burgers, Inc., Spotlight Advisors, LLC and Clinton Group, Inc. dated as of August 5, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2010.
(10.24)		Letter Agreement by and between Red Robin Gourmet Burgers, Inc., David Makula, and Oak Street Capital Management, LLC dated as of April 5, 2011. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2011.

(10.25	)*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 11, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2010.

(10.26	)*	Separation Agreement by and between Red Robin Gourmet Burgers, Inc. and Dennis B. Mullen dated August 11, 2010. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 12, 2010.

Exhibit Number		Description
(10.27	)*	Separation Agreement by and between Red Robin Gourmet Burgers, Inc. and Susan Lintonsmith, dated August 9, 2011. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(10.28	)*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 1, 2011. Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2011.

(10.29	)*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stuart B. Brown, dated August 10, 2011. Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2011.

(21.1)		List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101		The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 25, 2011 and December 26, 2010; (ii) Consolidated Statements of Income for the years ended December 25, 2011, December 26, 2010 and December 27, 2009; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 25, 2011, December 26, 2010 and December 27, 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 25, 2011 and December 26, 2010; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

( )	Exhibits previously filed in the Company's periodic filings as specifically noted.
**
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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 23, 2012	By:	/s/ STEPHEN E. CARLEY
(Date)		Stephen E. Carley (Chief Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. CARLEY Stephen E. Carley	Chief Executive Officer (Principal Executive Officer and Director)	February 23, 2012
/s/ STUART B. BROWN Stuart B. Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012
/s/ PATTYE L. MOORE Pattye L. Moore	Chairperson of the Board	February 23, 2012
/s/ ROBERT B. AIKEN Robert B. Aiken	Director	February 23, 2012
/s/ LLOYD L. HILL Lloyd L. Hill	Director	February 23, 2012
/s/ RICHARD J. HOWELL Richard J. Howell	Director	February 23, 2012
/s/ GLENN B. KAUFMAN Glenn B. Kaufman	Director	February 23, 2012

Signature	Title	Date

/s/ STUART I. ORAN Stuart I. Oran	Director	February 23, 2012
/s/ JAMES T. ROTHE James T. Rothe	Director	February 23, 2012
/s/ TAYLOR SIMONTON Taylor Simonton	Director	February 23, 2012
/s/ MARCUS L. ZANNER Marcus L. Zanner	Director	February 23, 2012