Form 10-Q
period 2012-04-15
RED ROBIN GOURMET BURGERS INC
filed 2012-05-17
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 15, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2012
Common Stock, $0.001 par value per share	14,686,943 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	April 15, 2012	December 25, 2011
Assets:
Current Assets:
Cash and cash equivalents	$37,977	$35,036
Accounts receivable, net	9,621	14,785
Inventories	17,318	18,040
Prepaid expenses and other current assets	9,180	9,970
Income tax receivable	155	1,387
Deferred tax asset	2,096	1,429
Total current assets	76,347	80,647

Property and equipment, net	398,911	402,360
Goodwill	61,769	61,769
Intangible assets, net	37,874	38,969
Other assets, net	10,576	9,231
Total assets	$585,477	$592,976

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$13,221	$14,798
Construction related payables	5,003	3,328
Accrued payroll and payroll related liabilities	30,620	35,044
Unearned revenue	16,545	24,139
Accrued liabilities	25,537	19,045
Current portion of term loan notes payable and capital lease obligations	12,031	10,132
Total current liabilities	102,957	106,486

Deferred rent	42,020	40,025
Notes payable, long-term portion	116,250	136,875
Other long-term debt and capital lease obligations	9,666	9,924
Other non-current liabilities	6,082	4,968
Total liabilities	276,975	298,278

Stockholders’ Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,388,036 and 17,276,404 shares issued; 14,690,889 and 14,579,257 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 2,697,147 shares, at cost	(83,285)	(83,285)
Paid-in capital	181,577	178,111
Accumulated other comprehensive income (loss), net of tax	(545)	(326)
Retained earnings	210,738	200,181
Total stockholders’ equity	308,502	294,698
Total liabilities and stockholders’ equity	$585,477	$592,976

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011

Revenues:
Restaurant revenue	$294,642	$281,548
Franchise royalties and fees and other revenues	4,817	5,282
Total revenues	299,459	286,830

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	75,075	70,361
Labor (includes $143 and $245 of stock- based compensation, respectively)	98,606	96,871
Operating	37,405	38,761
Occupancy	21,114	19,828
Depreciation, amortization and other	16,652	17,111
Selling, general, and administrative (includes $1,059 and $613 of stock-based compensation, respectively)	33,877	32,042
Pre-opening costs	983	661
Total costs and expenses	283,712	275,635

Income from operations	15,747	11,195

Other expense:
Interest expense, net and other	1,833	1,355

Income before income taxes	13,914	9,840
Income tax expense	3,356	1,132
Net income	$10,558	$8,708
Earnings per share:
Basic	$0.72	$0.56
Diluted	$0.71	$0.56
Weighted average shares outstanding:
Basic	14,611	15,466
Diluted	14,984	15,641

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011
Comprehensive income	$10,339	$8,905

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011
Cash Flows From Operating Activities:
Net income	$10,558	$8,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	16,652	17,111
Gift card breakage	(224)	(757)
Stock-based compensation expense	1,202	858
Other, net	394	(1,036)
Changes in operating assets and liabilities	970	5,034
Cash provided by operating activities	29,552	29,918

Cash Flows From Investing Activities:
Purchases of property and equipment	(10,447)	(7,628)
Proceeds from sales of property	382	—
Changes in marketing fund restricted cash	480	123
Cash used in investing activities	(9,585)	(7,505)

Cash Flows From Financing Activities:
Borrowings of long-term debt	—	28,000
Payments of long-term debt	(18,750)	(44,370)
Payments to acquire Treasury Stock	—	(9,537)
Proceeds from exercise of stock options and employee stock purchase plan	1,958	530
Payments of other debt and capital lease obligations	(234)	(313)
Cash used in financing activities	(17,026)	(25,690)

Net change in cash and cash equivalents	2,941	(3,277)
Cash and cash equivalents, beginning of period	35,036	17,889
Cash and cash equivalents, end of period	$37,977	$14,612

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$199	$41
Interest paid, net of amounts capitalized	1,901	1,306

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. At April 15, 2012, the Company operated 330 company-owned restaurants located in 32 states. The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 136 restaurants in 21 states and two Canadian provinces as of April 15, 2012.

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

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted.  The condensed consolidated balance sheet as of December 25, 2011, has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.  For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 filed with the SEC on February 23, 2012.

The Company’s quarter which ended April 15, 2012, is referred to as first quarter 2012, or the sixteen weeks ended April 15, 2012; the first quarter ended April 17, 2011, is referred to as first quarter 2011, or the sixteen weeks ended April 17, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or disclosures.

In June 2011, the FASB finalized guidance on the Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued a “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income.” This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or disclosures.

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The Company has the option of adopting the guidance.  If adopted, the guidance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

2.                      Restaurant Impairment and Closures

The Company closed one restaurant in the first quarter of 2012, and no impairments to restaurants were recorded during first quarter 2012.  The Company closed no restaurants in the first quarter of 2011, and no impairments to restaurants were recorded during first quarter 2011.

3.                      Stock-Based Compensation

Stock Options

During the sixteen weeks ended April 15, 2012, the Company issued 97,000 options under the Second Amended and Restated 2007 Performance Incentive Plan (the “Stock Plan”) with a weighted average grant date fair value of $14.60 per share and a weighted average exercise price of $35.44 per share.  Compensation expense for these options is recognized over the remaining vesting period less expected forfeitures.  The weighted average vesting period for all options outstanding is approximately 1.4 years.  The Company issued 23,000 options with a weighted average grant date fair value of $10.36 per share and a weighted average exercise price of $24.26 per share during the sixteen weeks ended April 17, 2011.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted average assumptions for the periods presented:

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011
Risk-free interest rate	0.7%	1.3%
Expected years until exercise	4.1	3.4
Expected stock volatility	52.8%	60.8%
Dividend yield	0.0%	0.0%
Weighted-average Black-Scholes fair value per share at date of grant	$14.60	$10.36

Restricted Stock

The Company did not issue any shares of restricted stock during the sixteen weeks ended April 15, 2012 or during the sixteen weeks ended April 17, 2011.   Compensation expense for the aggregate 4,000 shares of non-vested common stock outstanding at April 15, 2012 is recognized over the remaining vesting period, less expected forfeitures.  The remaining weighted average vesting period is approximately 0.7 years.  These awards vest in installments over four years on the anniversary dates.

Time Based RSUs

During the sixteen weeks ended April 15, 2012, the Company granted 30,000 time based restricted stock units (“RSUs”) to employees under the Stock Plan with a weighted average grant date fair value of $35.47.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for RSUs is recognized over the vesting period, less expected forfeitures.  The Company granted 3,000 RSUs under the Stock Plan with a weighted average grant date fair value of $24.05 during the sixteen weeks ended April 17, 2011.

The weighted average vesting period for all RSUs outstanding is approximately 1.5 years.  The RSUs granted to employees vest in equal installments over three to four years on the anniversary date and, upon vesting, the Company issues one share of the Company’s common stock for each RSU.  The RSUs granted to non-employee directors are scheduled to vest in three equal installments on the first, second, and third anniversaries of the date of grant and the shares underlying the units will be distributed upon vesting.

Performance Based RSUs

During the sixteen weeks ended April 15, 2012 and April 17, 2011, the Company granted no performance based restricted stock units (“PSUs”).  During 2010, the Company issued 40,500 and 20,400 PSUs under its 2007 Stock Plan with a grant date fair value of $35.90 and $33.01, respectively.  These PSUs are subject to Company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition.  The actual number of PSUs subject to the awards will be determined at the end of the performance period based on the performance metrics.  The fair value of the PSUs is calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified as equity because each unit is convertible into one share of the Company’s common stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier).

4.                        Earnings Per Share

Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are calculated based upon the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the sixteen weeks ended April 15, 2012, weighted stock options outstanding of 280,000 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the sixteen weeks ended April 17, 2011, weighted stock options outstanding of 389,000 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the effect of outstanding stock options.  The computations for basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011
Net income	$10,558	$8,708
Basic weighted-average shares outstanding	14,611	15,466
Dilutive effect of stock options and awards	283	175
Diluted weighted-average shares outstanding	14,984	15,641

Earnings (loss) per share:
Basic	$0.72	$0.56
Diluted	$0.71	$0.56

5.                        Acquisition of Red Robin Franchised Restaurants

On April 9, 2012, the Company entered into an agreement with one of its franchisees to purchase one restaurant location in Clifton, New Jersey.  The purchase price will be approximately $3 million and is expected to close in second or third quarter 2012, subject to a variety of customary closing conditions.

6.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction (gift card breakage).  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (generally, 24 months).  The Company completed initial analysis of unredeemed gift card liabilities for gift cards sold in third party locations during the first quarter of 2011 and recognized $438,000 into revenue as an initial adjustment.  For the sixteen weeks ended April 15, 2012, the Company recognized gift card breakage of $224,000.  For the sixteen weeks ended April 17, 2011, the Company recognized $757,000 (inclusive of the initial cumulative program adjustment for third party gift card sales).  Gift card breakage is included in other revenue in the consolidated statements of operations.

7.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses.  These costs include salaries, variable compensation, advertising, media, and marketing materials. Media costs are expensed as incurred or when the advertisement first runs. Such costs amounted to $9.9 million and $8.9 million for the sixteen weeks ended April 15, 2012 and April 17, 2011, respectively.

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

8.                       Derivative and Other Comprehensive Income

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities.  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company has one interest rate swap at April 15, 2012 and its counterparty is Rabobank International, Utrecht (“Rabobank”).  Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company’s floating interest rate on half of the remaining term loan that is outstanding at April 15, 2012 under the Company’s amended and restated credit facility, or $71.3 million notional at April 15, 2012.  The interest rate swap has an effective date of August 5, 2011, in accordance with its original terms $1.9 and $0.9 million of the initial $74.1 million expired in 2012 and 2011, respectively. The notional amount of the hedge will decrease quarterly based on the remaining required principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  The Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount.  In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.  The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge.  Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of April 15, 2012 and December 25, 2011 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair value at April 15, 2012	Fair value at December 25, 2011

Accrued liabilities	$442	$449
Other non-current liabilities	451	85
Total derivatives	$893	$534

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of operations for the sixteen weeks ended April 15, 2012 and April 17, 2011 (in thousands):

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011
Unrealized gain (loss) on swap in AOCL (pretax)	$(491)	$—

Realized gain (loss) [pretax effective portion] recognized in interest expense	$(131)	$(408)

As a result of this activity, AOCL increased by $359,000 and $440,000 on a pretax basis or $219,000 and $197,000 on an after tax basis for the sixteen weeks ended April 15, 2012 and April 17, 2011, respectively.  The interest rate swap had no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness.  The company expects no ineffectiveness in the next twelve months.  Additionally, the Company had no obligations at April 15, 2012 to post collateral under the terms of the Interest Rate Swap Agreement.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income consisted of (in thousands):

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011
Net income (loss)	$10,558	$8,708
Unrealized gain (loss) on cash flow swap, net of tax	(219)	197
Total comprehensive income (loss)	$10,339	$8,905

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

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, variable compensation and commissions each plan year.  The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level Two inputs.  At April 15, 2012, and December 25, 2011, a liability for participant contributions and investment income thereon of $2.7 million and $2.6 million, respectively, is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies at April 15, 2012, and December 25, 2011, was $2.8 million and $2.5 million, respectively, and is included in other assets, net.

As of April 15, 2012, the Company had no financial assets or liabilities that were measured using Level One or Level Three inputs.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended April 15, 2012, and for the fiscal year ended December 25, 2011 (in thousands):

	April 15, 2012	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,776	$—	$2,776	$—
Total assets measured at fair value	$2,776	$—	$2,776	$—

Liabilities:
Derivative - interest rate swap	$893	$—	$893	$—
Deferred compensation plan	2,726	—	2,726	—
Total liabilities measured at fair value	$3,619	$—	$3,619	$—

	December 25, 2011	Level One	Level Two	Level Three
Assets:
Life insurance policy	$2,534	$—	$2,534	$—
Total assets measured at fair value	$2,534	$—	$2,534	$—

Liabilities:
Derivative - interest rate swap	$534	$—	$534	$—
Deferred compensation plan	2,608	—	2,608	—
Total liabilities measured at fair value	$3,142	$—	$3,142	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit agreement and capital leases are carried at historical cost in the accompanying consolidated balance sheet.  For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  The inputs used to value both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments.  The carrying amount of the Company’s credit facility as of April 15, 2012, and December 25, 2011, was approximately $127.5 million and $146.3 million, respectively.  The fair value of the Company’s credit facility as of April 15, 2012, and December 25, 2011, was approximately $127.5 million and approximately $147.6 million, respectively.  There are $10.4 million of outstanding borrowings recorded for the Company’s capital leases as of April 15, 2012, which have an estimated fair value of $11.2 million.  At December 25, 2011, the carrying amount of the Company’s capital lease obligations was $10.7 million, and the fair value was $11.7 million.

10.               Related Party Transactions

In 2009, the Company appointed a former franchisee to its board of directors who qualifies as a related party.  This board member is a principal of, and holds, directly or indirectly, interests of between 45% and 100% in, each of three privately-held entities that hold the leases for three Company-owned restaurants.  The Company acquired the three restaurants as part of a larger acquisition of franchised restaurants in 2006.  As part of the acquisition, the Company assumed the existing leases for the three restaurants, which had been in place prior to the acquisition. This transaction was completed and the leases were assumed approximately three years before the director joined the Company’s board.  Under the leases, the Company recognized rent and other related payments in the amounts of $378,000 and $342,000 for the sixteen weeks ended April 15, 2012 and April 17, 2011, respectively.  Future minimum lease commitments under these leases are $4.4 million as of April 15, 2012.

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

12.                Share Repurchase

On October 26, 2011, the Company’s board of directors re-authorized a repurchase of up to $50.0 million of the Company’s common stock, which could be made from time to time in open market transactions or privately negotiated transactions through December 31, 2012.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. There were no shares purchased in first quarter 2012. As of April 15, 2012, there was an additional $47.7 million that may be purchased under this board authorized repurchase plan.  There were 397,530 shares repurchased under the then-current repurchase plan in first quarter 2011 with an average purchase price of $23.99 per share for a total of $9.5 million.  No repurchases occurred during the period ended April 15, 2012.

13.                Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2012 and 2011 refer to the sixteen week periods ending April 15, 2012 and April 17, 2011, respectively, unless otherwise indicated.

Overview

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. At April 15, 2012, the Company operated 330 company-owned restaurants located in 32 states. The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 136 restaurants in 21 states and two Canadian provinces as of April 15, 2012.

The following summarizes the operational and financial highlights during the first sixteen weeks of fiscal 2012 and our outlook for the remainder of 2012:

•                  New Restaurant Openings.  We opened four Company-owned restaurants, including one Red Robin Burger Works™, a new non-traditional prototype, and closed one Company-owned restaurant, during the sixteen weeks ended April 15, 2012.  We plan to open up to a net 11 additional company-owned restaurants in 2012 which we expect to fund from our operating cash flows.

•                  Comparable Restaurant Sales.  Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented.  For those restaurants that entered the comparable restaurant pool during the current year, comparable sales on a year to date basis are calculated only for the period of time the restaurant reaches the full five quarters.  Therefore, sales for such a restaurant can be split between comparable and non-comparable for year to date comparisons.  For the sixteen weeks ended April 15, 2012, the 310 restaurants in our comparable base experienced a 0.5% increase in net sales from these same restaurants in the same period last year.  This increase was driven by a 4.1% increase in average guest check, offset by a 3.6% decrease in guest count.  The year-over-year decrease in guest counts was largely attributable to heavy competitive discounting during the quarter and Company promotional activity that did not perform as well as promotional efforts in the same period a year ago.

•                  Marketing Efforts.  We launched our Red Royalty ™ loyalty program in all of our Company-owned restaurants during first quarter 2011 and have since added 49 franchise locations to the program.  We continued to enhance and add menu items including a new Tavern Double burger offering at an everyday starting price of $6.99 as well as offering limited time menu items, all supported with national television and social media campaigns.

•                  Food Costs.  As a percentage of restaurant revenue, we have experienced an increase in cost of goods during the sixteen weeks ended April 15, 2012 compared to the prior year.  In particular, the cost of potatoes, ground beef, and fry oil increased.  In addition, national and international supply-demand imbalances and other factors continue to increase commodity prices, which we believe will have a negative effect on our costs of sales for the remainder of this fiscal year.

•                  Labor.  Labor costs as a percentage of restaurant revenue decreased 90 basis points for the sixteen weeks ended April 15, 2012 from the same period in 2011.  These decreases were primarily driven by the leverage from our higher average guest check, partly offset by merit increases for manager wages.

Restaurant Data

The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated.

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011
Company-owned:
Beginning of period	327	314
Opened during period	4	1
Closed during period	(1)	—
End of period	330	315

Franchised:
Beginning of period	137	136
Opened during period	—	1
Sold or closed during period	(1)	—
End of period	136	137

Total number of Red Robin restaurants	466	452

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

This information has been prepared on a basis consistent with our audited 2011 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.  Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011
Revenues:
Restaurant	98.4%	98.2%
Franchise royalties and fees and other revenues	1.6	1.8
Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.5	25.0
Labor (includes 0.0% and 0.1% of stock- based compensation expense, respectively)	33.5	34.4
Operating	12.7	13.8
Occupancy	7.2	7.0
Total restaurant operating costs	78.8	80.2

Depreciation, amortization and other	5.6	6.0
Selling, general, and administrative (includes 0.4% and 0.2% of stock-based compensation expense, respectively)	11.3	11.2
Pre-opening costs	0.3	0.2
Income from operations	5.3	3.9

Interest expense, net and other	0.6	0.5
Income before income taxes	4.6	3.4
Income tax expense	1.1	0.4
Net income	3.5%	3.0%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Sixteen Weeks Ended
	April 15, 2012	April 17, 2011	Percent Change
Restaurant revenue (1)	$294,642	$281,548	4.7%
Franchise royalties and fees and other revenue (1)	4,817	5,282	(8.8)%
Total revenues (1)	$299,459	$286,830	4.4%
Average weekly net sales volumes:
Total restaurants	$56,303	$55,885	0.7%
Operating weeks	5,225	5,038	3.7%

(1) In thousands, except percentages

Restaurant revenue during the sixteen weeks ended April 15, 2012, which is comprised almost entirely of food and beverage sales, increased by $13.1 million compared to first quarter 2011.  Net sales in our comparable restaurant base increased approximately $1.4 million or 0.5% during the first quarter 2012.  This increase was primarily the result of a 4.1% increase in average guest check, partially offset by 3.6% decrease in guest counts.  We believe the sales increase was driven by a combination of our second and fourth quarter 2011 menu price increases, the nationwide rollout of our tri-fold menu, and the Red Royalty loyalty program.  Net sales for non-comparable restaurants contributed an increase of $10.9 million, substantially all of which was attributed to sales from restaurants opened since the end of the second quarter of 2011.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented, divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the first quarter 2012, there were 310 comparable restaurants.  Non-comparable restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters.  At the end of the first quarter 2012, there were 19 non-comparable restaurants.  Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, remained relatively flat for the sixteen weeks ended April 15, 2012.  Our franchisees reported that comparable restaurant net sales increased 2.2% for U.S. restaurants and increased 7.2% for Canadian restaurants for the first quarter of 2012 compared to the first quarter of 2011.

Other revenue consists primarily of gift card breakage.  During the first quarter 2011, we recognized $438,000 of third party gift card revenue as an initial cumulative program adjustment for gift card sales sold in third party retail locations.  We recognized $0.2 million and $0.8 million (inclusive of the initial cumulative adjustment of $0.4 million), respectively, of gift card breakage for the sixteen weeks ended April 15, 2012 and April 17, 2011.

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 15, 2012	April 17, 2011	Percent Change
Cost of sales	$75,075	$70,361	6.7%
As a percent of restaurant revenue	25.5%	25.0%	0.5%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the sixteen weeks ended April 15, 2012, cost of sales as a percentage of restaurant revenue increased 50 basis points, or $4.7 million, compared to the same period in the prior year.  This increase was driven by an approximate 70 basis point increase in commodity costs, in particular, ground beef, potatoes, and fry oil; a 30 basis point increase due to changes in product mix to higher cost menu items; and a 10 basis point increase in alcohol costs.  These increases were partially offset by a 60 basis point decrease related to produce costs due to favorable weather in the current year.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 15, 2012	April 17, 2011	Percent Change
Labor	$98,606	$96,871	1.8%
As a percent of restaurant revenue	33.5%	34.4%	(0.9)%

Labor costs include restaurant hourly wages, restaurant management salaries, stock-based compensation, variable compensation, taxes, and benefits for restaurant team members.  For the sixteen weeks ended April 15, 2012, labor costs as a percentage of restaurant revenue decreased 90 basis points.  Approximately 140 basis points decrease was due to the leverage of our higher average guest check on our fixed labor costs, offset with approximately 50 basis points increase in management salaries from merit increases.

Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 15, 2012	April 17, 2011	Percent Change
Operating	$37,405	$38,761	(3.5)%
As a percent of restaurant revenue	12.7%	13.8%	(1.1)%

Operating costs include variable costs such as restaurant supplies and fixed costs such as energy costs, and other costs such as service repairs and maintenance costs.  For the sixteen weeks ended April 15, 2012, operating costs as a percentage of restaurant revenue decreased 110 basis points over prior year.  Contributing to the decrease as a percentage of restaurant revenue was primarily a combination of 60 basis points leverage from higher restaurant revenue, a 30 basis point decrease in supplies costs, and a 20 basis point decrease in interchange fees due to legislative changes.

Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 15, 2012	April 17, 2011	Percent Change
Occupancy	$21,114	$19,828	6.5%
As a percent of restaurant revenue	7.2%	7.0%	0.2%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs.  Fixed rents for the sixteen weeks ended April 15, 2012 were $13.5 million.  The sixteen week increase of occupancy costs as a percent of restaurant revenue were primarily due to the increase in fixed rents related to the additional restaurants opened since first quarter 2011, partly offset by an increase in restaurant revenue.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 15, 2012	April 17, 2011	Percent Change
Depreciation and amortization	$16,652	$17,111	(2.7)%
As a percent of total revenues	5.6%	6.0%	(0.4)%

Depreciation and amortization includes depreciation of capital investments for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense decreased 2.7% due, in part, by three and five-year depreciable equipment for restaurants opened in 2008 and 2006 becoming fully depreciated. Depreciation and amortization expense as a percentage of revenue for the sixteen weeks ended April 15, 2012 decreased, which was driven by leverage from higher restaurant sales volumes on these fixed expenses.

Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 15, 2012	April 17, 2011	Percent Change
Selling, general, and administrative	$33,877	$32,042	5.7%
As a percent of total revenues	11.3%	11.2%	0.1%

Selling, general, and administrative costs include all corporate and administrative functions that support our existing restaurant operations, our franchisees, and provide infrastructure to facilitate our future growth.  Components of this category include compensation and benefits of corporate management, supervisory and staff, marketing and media costs, travel, information systems, training, office rent, franchise administrative support, board of directors’ expenses, legal, and professional and consulting fees.  For the sixteen weeks ended April 15, 2012, selling, general and administrative costs increased 5.7%, or $1.8 million, due to an increase of $1.0 million related to gift card fees to third party vendors and gift card production, an increase of $0.4 million related to consulting fees paid for information technology infrastructure changes, an increase of $0.4 in stock compensation, partly offset by a $0.8 million decrease in severance costs over first quarter 2011.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 15, 2012	April 17, 2011	Percent Change
Pre-opening costs	$983	$661	48.7%
As a percent of total revenues	0.3%	0.2%	(0.1)%
Average per restaurant pre-opening costs	$218	$230	(5.2)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  Pre-opening costs for the sixteen weeks ended April 15, 2012, and April 17, 2011, reflect the opening of four and one new restaurants, respectively.

Interest Expense, net and other

Interest expense, net and other was $1.8 million and $1.4 million for the sixteen weeks ended April 15, 2012, and April 17, 2011, respectively.  The increases for the sixteen weeks ended April 15, 2012 were primarily due to the Company’s higher average debt balances compared to the sixteen weeks ended April 17, 2011, as well as a higher interest rate.  Our weighted average interest rate was 3.6% and 2.6% for the sixteen weeks ended April 15, 2012 and April 17, 2011, respectively.

Provision for Income Taxes

The effective income tax rate for the first quarter 2012 was 24.1% compared to 11.5% for the first quarter 2011.  The 2012 effective tax rate increase over prior year is primarily due to general business tax credits, primarily the FICA Tip Tax Credit as a percent of current year income before tax.  We anticipate that our full year fiscal 2012 effective tax rate will be approximately 24%.

Liquidity and Capital Resources

General.  Cash and cash equivalents increased $2.9 million to $38.0 million at April 15, 2012, from $35.0 million at the beginning of the fiscal year. This increase in our cash position is primarily the net result of:

•                  $29.6 million of cash provided by operating activities; partially offset by

•                  $10.4 million used for the construction of new restaurants, expenditures for facility improvements, investments in information technology and other; and

•                  $18.8 million used for debt payments.

We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.

Credit Facility.  On May 6, 2011, we amended and restated our existing credit facility to provide a more flexible capital structure and facilitate our growth plans. Borrowings under the amended credit agreement may be used by us for general corporate purposes including, among other uses, to repurchase shares of our capital stock, to continue to finance restaurant construction, and for working capital and general corporate requirements. The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (LIBOR) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). The amended credit agreement also allows us, subject to lender participation, to increase the revolving credit facility or term loan by up to an additional $100 million in the future. As part of the amended credit agreement, we may request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility. The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of our assets, which includes the capital stock of certain subsidiaries. Additionally, the amended credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began June 30, 2011, and end on the maturity date of the term loan.  At April 15, 2012, we had $127.5 million of borrowings outstanding under our term loan, and $7.8 million of standby letters of credit outstanding under our revolving credit facility.  There were no borrowings on the revolving facility.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet.

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the floating interest rate on a portion of the remaining term loan that was then outstanding under our amended and restated credit facility. Rabobank is rated AA by Standard & Poor’s. The interest rate swap has an effective date of August 5, 2011.  Approximately $1.9 and $0.9 million of the initial $74.1 million expired in 2012 and 2011, respectively, in accordance with its original terms. The notional amount of the hedge will decrease quarterly based on the required principal term loan payments in the original facility, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million. We are required to make payments based on a fixed interest rate of 1.135% calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that was based on the 3-month LIBOR rate.

Covenants.  We are subject to a number of customary covenants under our credit agreement, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments.  In addition, we are required to maintain two financial ratios:  a leverage ratio calculated by dividing our debt outstanding including issued standby letters of credit by the last twelve months’ earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-cash charges that will not result in cash payments in a subsequent period, any prepayment penalties incurred as a result of extraordinary debt extinguishment, certain pre-opening costs, unusual or non-recurring cash losses, net proceeds received from business interruption insurance, pro forma costs savings in connection with an acquisition, divestiture, restructuring or reorganization occurring prior to the time that EBITDA is to be determined, cash or non-cash charges related to restructuring or cost reduction initiatives in an aggregate amount not to exceed a certain threshold, and non-cash gains and non-recurring or unusual cash gains for such period; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of April 15, 2012, we were in compliance with all covenants under our amended credit agreement.

Debt Outstanding.  Total debt outstanding decreased $19 million to $137.9 million at April 15, 2012 from $156.9 million at December 25, 2011, primarily due to an early debt payment of $15 million and our scheduled debt repayments of $3.8 million.  Our credit agreement matures in 2016.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and historically increases in the minimum wage have directly affected our labor costs.  Also, many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally affected by cost inflation.  We believe that inflation had a material negative effect on our financial condition and results during the first quarter of 2012, due primarily to increased food costs.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2012, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2012.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters.  We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances.  Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions.  We had no significant changes in our critical accounting policies and estimates since our last annual report.  Our critical accounting estimates are contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level Three fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB finalized guidance on the Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued a “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income.” This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB finalized guidance on Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The Company has the option of adopting the guidance.  If adopted, the guidance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  Forward-looking statements relate to, among other things: our ability to open and operate additional restaurants in both new and existing markets profitably; our ability to invest in our systems and implement a major overhaul of our data infrastructure; anticipated restaurant operating costs, including commodity and food prices, labor and energy costs, and selling, general and administrative expenses, and the ability to reduce overhead costs and improve efficiencies; expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both Company-owned and franchised); anticipated advertising costs and plans including our 2012 LTO promotions, and the success of our advertising and marketing activities and tactics and the effect on revenue and guest counts; future capital deployment strategies, including potential share repurchases, capital and anticipated expenditures, including the amounts of such capital expenditures; our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, including new restaurant development, and working capital requirements in fiscal year 2012 and beyond; anticipated effective tax rate for 2012; the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs; expectations regarding competition and our competitive advantages; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 25, 2011 filed with the SEC on February 23, 2012.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

Under our current credit agreement, we were exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (“ABR”), based on the Prime Rate plus 1.25% to 2.00%, or a LIBOR, based on the relevant one, three, or six-month LIBOR, at our discretion, plus 2.25% to 3.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of April 15, 2012, we had $56.3 million of borrowings subject to variable interest rates.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $563,000 on an annualized basis.

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

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company’s floating interest rate on a portion of the remaining term loan that is currently outstanding under the Company’s amended and restated credit facility.  The interest rate swap has an effective date of August 5, 2011.  Approximately $1.9 and $0.9 million of the initial $74.1 million expired in 2012 and 2011, respectively, in accordance with its original terms. The notional amount of the hedge will decrease quarterly based on the remaining required principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  The Company is required to make payments based on a fixed interest rate of 1.135% calculated based on the remaining notional amount.  In exchange, the Company receives interest the notional amount at a variable rate that was based on the 3-month LIBOR rate.  This hedge is highly effective and there were no gains or losses related to hedge ineffectiveness recognized in earnings during the first quarter ended April 15, 2012.  As of April 15, 2012, the $219,000 unrealized gain, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive (loss). Refer to Note 8, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report.

Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars.  Accordingly, we are not exposed to significant foreign currency risk.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control.  In an effort to control some of this risk, we have entered into some fixed price product purchase commitments, some of which exclude fuel surcharges and other fees.  In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company.  (Management), including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.  As a result, the Company’s CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-

15(e) under the Exchange Act), the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended April 15, 2012.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 15, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment related claims and claims from guests or team members alleging illness, injury or other food quality, health, or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations.

Item 1A.                    Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 filed with the SEC on February 23, 2012.  There have been no material changes to our Risk Factors disclosed in our 2011 Annual Report on Form 10-K.

Item 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended April 15, 2012, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during first quarter 2012.

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
December 26, 2011 - January 22, 2012	—		$—	—	$—
January 23 - February 19, 2012	—		—	—	—
February 20 - March 18, 2012	1,707	(3)	34.32	—	—
March 19 - April 15, 2012	—		—	—	—
Total	1,707

(1)	The stated price does not include commissions paid.

(2)	These sections are not applicable as the above described repurchases were not made pursuant to a publicly announced stock repurchase plan or program of the Company.

(3)	Represents shares of common stock delivered to the Company as payment of withholding taxes due upon the vesting of awards of restricted stock held by Company employees.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 15, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 15, 2012 and December 25, 2011; (ii) Condensed Consolidated Statements of Operations for the sixteen weeks ended April 15, 2012 and April 17, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the sixteen weeks ended April 15,2012 and April 17, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 15, 2012 and April 17, 2011; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

May 17, 2012	/s/ Stuart B. Brown
(Date)	Stuart B. Brown
Chief Financial Officer