Form 10-Q
period 2012-07-08
RED ROBIN GOURMET BURGERS INC
filed 2012-08-10
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 8, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2012
Common Stock, $0.001 par value per share	14,465,453 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	July 8, 2012	December 25, 2011
Assets:
Current Assets:
Cash and cash equivalents	$29,938	$35,036
Accounts receivable, net	9,620	14,785
Inventories	17,568	18,040
Prepaid expenses and other current assets	9,194	9,970
Income tax receivable	699	1,387
Deferred tax asset	2,611	1,429
Total current assets	69,630	80,647

Property and equipment, net	401,377	402,360
Goodwill	62,525	61,769
Intangible assets, net	38,852	38,969
Other assets, net	10,273	9,231
Total assets	$582,657	$592,976

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$13,652	$14,798
Construction-related payables	4,208	3,328
Accrued payroll and payroll-related liabilities	32,239	35,044
Unearned revenue	16,428	24,139
Accrued liabilities	20,583	19,045
Current portion of term loan, credit facility and capital lease obligations	12,941	10,132
Total current liabilities	100,051	106,486

Deferred rent	43,445	40,025
Notes payable, long-term portion	112,500	136,875
Other long-term debt and capital lease obligations	9,531	9,924
Other non-current liabilities	7,137	4,968
Total liabilities	272,664	298,278

Stockholders’ Equity:
Common stock, $0.001 par value: 30,000,000 shares authorized; 17,421,788 and 17,276,404 shares issued; 14,469,510 and 14,579,257 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 2,952,278 and 2,697,147 shares, at cost	(90,996)	(83,285)
Paid-in capital	183,129	178,111
Accumulated other comprehensive loss, net of tax	(644)	(326)
Retained earnings	218,487	200,181
Total stockholders’ equity	309,993	294,698
Total liabilities and stockholders’ equity	$582,657	$592,976

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011

Revenues:
Restaurant revenue	$219,932	$212,111	$514,574	$493,659
Franchise royalties and fees and other revenues	3,745	3,684	8,562	8,966
Total revenues	223,677	215,795	523,136	502,625

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	55,804	53,551	130,879	123,911
Labor (includes $85, $130, $228 and $375 of stock- based compensation, respectively)	73,075	70,574	171,681	167,445
Operating	28,877	28,981	66,282	67,742
Occupancy	15,790	14,929	36,904	34,757
Depreciation and amortization	12,532	12,634	29,184	29,745
Selling, general and administrative (includes $983, $493, $2,042, and $1,106 of stock-based compensation, respectively)	25,574	24,540	59,451	56,582
Pre-opening costs	602	1,516	1,585	2,177
Total costs and expenses	212,254	206,725	495,966	482,359

Income from operations	11,423	9,070	27,170	20,266

Other expense:
Interest expense, net and other	1,267	1,513	3,100	2,868

Income before income taxes	10,156	7,557	24,070	17,398
Income tax expense	2,408	663	5,764	1,795
Net income	$7,748	$6,894	$18,306	$15,603
Earnings per share:
Basic	$0.53	$0.45	$1.25	$1.01
Diluted	$0.52	$0.44	$1.23	$1.00
Weighted average shares outstanding:
Basic	14,607	15,263	14,609	15,399
Diluted	14,859	15,539	14,879	15,631

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011

Total comprehensive income	$7,649	$6,894	$17,988	$15,406

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-eight Weeks Ended
	July 8, 2012	July 10, 2011
Cash Flows From Operating Activities:
Net income	$18,306	$15,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,184	29,745
Gift card breakage	(586)	(1,060)
Stock-based compensation expense	2,270	1,481
Restaurant closure costs	179	—
Other, net	1,462	(1,597)
Changes in operating assets and liabilities	(732)	10,076
Cash provided by operating activities	50,083	54,248

Cash Flows From Investing Activities:
Purchases of property and equipment	(24,590)	(19,455)
Acquisition of franchise restaurant, net of cash acquired	(3,247)	—
Changes in marketing fund restricted cash	(480)	(64)
Proceeds from sales of property	382	—
Cash used in investing activities	(27,935)	(19,519)

Cash Flows From Financing Activities:
Borrowings of long-term debt	—	187,000
Payments of long-term debt	(21,563)	(185,829)
Payments to acquire Treasury Stock	(7,711)	(10,377)
Proceeds from exercise of stock options and employee stock purchase plan	2,443	2,463
Debt issuance costs	—	(2,826)
Payments of other debt and capital lease obligations	(415)	(518)
Cash used in financing activities	(27,246)	(10,087)

Net change in cash and cash equivalents	(5,098)	24,642
Cash and cash equivalents, beginning of period	35,036	17,889
Cash and cash equivalents, end of period	$29,938	$42,531

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2,622	$459
Interest paid, net of amounts capitalized	3,195	2,559

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. At July 8, 2012, the Company operated 331 company-owned restaurants located in 32 states.  Our restaurants include three Red Robin’s Burger Works™, a new, smaller non-traditional prototype with a limited menu and limited service.  The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 131 restaurants in 21 states and two Canadian provinces as of July 8, 2012.

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

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted.  The condensed consolidated balance sheet as of December 25, 2011, has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.  For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2011 filed with the SEC on February 23, 2012.

The Company’s quarter which ended July 8, 2012, is referred to as second quarter 2012, or the twelve weeks ended July 8, 2012; the first quarter ended April 15, 2012, is referred to as first quarter 2012, or the sixteen weeks ended April 15, 2012; and, together the first and second quarters of 2012 are referred to as the twenty-eight weeks ended July 8, 2012.  The Company’s quarter which ended July 10, 2011, is referred to as second quarter 2011, or the twelve weeks ended July 10, 2011; the first quarter ended April 17, 2011, is referred to as first quarter 2011, or the sixteen weeks ended April 17, 2011; and, together the first and second quarters of 2011 are referred to as the twenty-eight weeks ended July 10, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB finalized guidance on “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). This guidance is effective for fiscal years and interim periods within those years beginning after

December 15, 2011. In December 2011, the FASB issued a “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income.” This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB finalized guidance on “Testing Goodwill for Impairment”. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position or results of operations.

2.                      Restaurant Impairment and Closures

The Company closed one restaurant in each of the first and second quarters of 2012, and no impairments to restaurants were necessary during first and second quarter 2012.

The Company closed no restaurants in the first or second quarter of 2011, and no impairments to restaurants were necessary during first or second quarter 2011.

3.                      Stock-Based Compensation

Stock Options

During the twelve weeks ended July 8, 2012, the Company issued no options. Compensation expense for issued options is recognized over the remaining vesting period less expected forfeitures.  The weighted-average vesting period for all options outstanding is approximately 1.4 years.  The Company issued 110,000 options with a weighted-average grant date fair value of $15.28 per share and a weighted-average exercise price of $34.60 per share during the twelve weeks ended July 10, 2011.

During the twenty-eight weeks ended July 8, 2012, the Company issued 97,000 options with a weighted-average grant date fair value of $14.60 per share and a weighted-average exercise price of $35.44 per share.  Compensation expense for these options is recognized over the remaining weighted-average vesting period for all options outstanding which is approximately 1.4 years.  The Company issued 133,000 options with a weighted-average grant date fair value of $14.40 per share and a weighted-average exercise price of $32.75 per share during the twenty-eight weeks ended July 10, 2011.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted-average assumptions for the periods presented:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Risk-free interest rate	N/A	1.2%	0.7%	1.2%
Expected years until exercise	N/A	3.6	4.1	3.6
Expected stock volatility	N/A	60.0%	52.8%	60.0%
Dividend yield	N/A	—%	—%	—%
Weighted-average Black-Scholes fair value per share at date of grant	N/A	$15.28	$14.60	$14.40

N/A - Not applicable

Restricted Stock

The Company did not issue any shares of restricted stock during the twelve and twenty-eight weeks ended July 8, 2012 or during the twelve and twenty-eight weeks ended July 10, 2011.  Compensation expense for the aggregate 3,000 shares of non-vested common stock outstanding at July 8, 2012 is recognized over the remaining vesting period, less expected forfeitures.  The remaining weighted-average vesting period is approximately 0.6 years.  These awards vest in installments over four years on the anniversary dates.

Time-Based RSUs

During the twelve weeks ended July 8, 2012, the Company granted 32,000 time-based restricted stock units (“RSUs”) to employees and non-employee directors under the Second Amended and Restated 2007 Performance Incentive Plan (the “Stock Plan”) with a weighted-average grant date fair value of $32.31.  The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.  Compensation expense for RSUs is recognized over the vesting period, less expected forfeitures.

The weighted-average vesting period for all RSUs outstanding is approximately 1.6 years.  The RSUs granted to employees vest in equal installments over three to four years on the anniversary date and, upon vesting, the Company issues one share of the Company’s common stock for each RSU.  The RSUs granted to non-employee directors are scheduled to vest in three equal installments on the first, second, and third anniversaries of the date of grant and the shares underlying the units will be distributed upon vesting.  The Company granted 40,000 RSUs under the Stock Plan with a weighted-average grant date fair value of $34.61 during the twelve weeks ended July 10, 2011.

During the twenty-eight weeks ended July 8, 2012, the Company granted 63,000 RSUs under the Stock Plan with a weighted-average grant date fair value of $33.84.  The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.  Compensation expense for the RSUs is recognized over the remaining weighted-average vesting period, less expected forfeitures, for all RSUs outstanding which is approximately 1.6 years.  The Company granted 43,000 RSUs under the Stock Plan with a weighted-average grant date fair value of $33.77 during the twenty-eight weeks ended July 10, 2011.

Performance-Based RSUs

During the twenty-eight weeks ended July 8, 2012 and July 10, 2011, the Company granted no performance based restricted stock units (“PSUs”) under the Stock Plan.  PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition.  The actual number of PSUs subject to the awards will be determined at the end of the performance period based on the performance metrics.  The fair value of the PSUs was calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified as equity because each unit is convertible into one share of the Company’s common stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or until an employee’s eligible retirement date, if earlier).

4.                        Earnings per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share amounts are calculated based upon the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the twelve and twenty-eight weeks ended July 8, 2012, stock options outstanding of 324,000 and 305,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and twenty-eight weeks ended July 10, 2011, stock options outstanding of 172,000 and 191,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the effect of outstanding stock options.  The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Net income	$7,748	$6,894	$18,306	$15,603

Basic weighted-average shares outstanding	14,607	15,263	14,609	15,399
Dilutive effect of stock options and awards	252	276	270	232
Diluted weighted-average shares outstanding	14,859	15,539	14,879	15,631

Earnings per share:
Basic	$0.53	$0.45	$1.25	$1.01
Diluted	$0.52	$0.44	$1.23	$1.00

5.   Acquisition of Red Robin Franchised Restaurant

On April 9, 2012, the Company entered into an agreement with one of its franchisees to purchase the assets of one restaurant.  This acquisition closed on June 19, 2012.  The purchase price was approximately $3.2 million. The consolidated statements of operations include the results of operations for the restaurant from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented, as the impact was not material to reported results.

The Company preliminarily allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $1.9 million to intangibles, which represent the fair value of franchise rights and liquor licenses, $760,000 to goodwill, $540,000 to fixed assets and $47,000 to inventory. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement and are subject to change.

6.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction (gift card breakage).  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (generally, 24 months).  For the twelve and twenty-eight weeks ended July 8, 2012, the Company recognized gift card breakage of $362,000 and $586,000, respectively.  For the twelve and twenty-eight weeks ended July 10, 2011, the Company recognized $304,000 and $1.1 million (inclusive of the initial cumulative program adjustment of $438,000 for third-party gift card sales).  Gift card breakage is included in other revenue in the consolidated statements of operations.

7.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses.  These costs include salaries, variable compensation, advertising, media, and marketing materials. Media costs are expensed as incurred or when the advertisement first runs. Advertising and marketing costs amounted to $8.1 million and $18.0 million for the twelve weeks and twenty-eight weeks ended July 8, 2012, respectively, and $7.9 million and $16.8 million, respectively, for the twelve and twenty-eight weeks ended July 10, 2011.

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

8.                       Derivative and Other Comprehensive Income

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities.  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company has one interest rate swap as of July 8, 2012 and its counterparty is Rabobank International, Utrecht (“Rabobank”).  Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the Company’s floating interest rate on a portion of the remaining term loan that is outstanding as of July 8, 2012 under the Company’s amended and restated credit facility, or $69.8 million notional at July 8, 2012.  The interest rate swap has an effective date of August 5, 2011.  In accordance with its original terms $3.3 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The notional amount of the hedge will decrease quarterly based on the principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  The Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount.  In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.  The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge.  Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

In March 2008, the Company entered into a variable-to-fixed interest rate swap agreement with SunTrust Bank, National Association to hedge the Company’s floating interest rate on an aggregate of up to $120 million of debt that was outstanding under the Company’s amended and restated credit facility.  The interest rate swap had an effective date of March 19, 2008, and $50 million of the initial $120 million expired on March 19, 2010, and the remaining $70 million expired on March 19, 2011, in accordance with its original terms.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of July 8, 2012 and December 25, 2011 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at July 8, 2012	Fair Value at December 25, 2011

Accrued liabilities	$452	$449
Other non-current liabilities	604	85
Total derivatives	$1,056	$534

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of operations for the twelve and twenty-eight weeks ended July 8, 2012 and July 10, 2011 (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Unrealized loss on swap in AOCL (pretax)	$(272)	$—	$(763)	$—
Realized gain (loss) recognized in interest expense	$(110)	$—	$(241)	$408

As a result of this activity, AOCL decreased by $163,000 on a pretax basis or $99,000 on an after tax basis for the twelve weeks ended July 8, 2012.  There was no activity for the twelve weeks ended July 10, 2011.  AOCL decreased by $522,000 and $440,000 on a pretax basis or $318,000 and $197,000 on an after-tax basis for the twenty-eight weeks ended July 8, 2012 and July 10, 2011, respectively.  The interest rate swap had no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness.  The Company expects no ineffectiveness in the next twelve months.  Additionally, the Company had no obligations at July 8, 2012 to post collateral under the terms of the interest rate swap agreement.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Net income	$7,748	$6,894	$18,306	$15,603
Unrealized loss on cash flow swap, net of tax	(99)	—	(318)	(197)
Total comprehensive income	$7,649	$6,894	$17,988	$15,406

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

Assets and Liabilities Measured at Fair Value

The derivative liability associated with the interest rate swap is considered to be a Level 2 instrument. The interest rate swap was a standard cash flow hedge with a fair value estimated using industry-standard valuation models. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves.  See Note 8, Derivative and Other Comprehensive Income, for the discussion of the derivative liability.

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, variable compensation and commissions each plan year.  The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs.  As of July 8, 2012, and December 25, 2011, a liability for participant contributions and investment income thereon of $2.7 million and $2.6 million, respectively, is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies as of July 8, 2012, and December 25, 2011, was $2.7 million and $2.5 million, respectively, and is included in other assets, net.

As of July 8, 2012, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs other than the tangible and intangible assets and liabilities recorded for the franchise restaurant acquisition discussed in Note 5, Acquisition of Red Robin Franchised Restaurant.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended July 8, 2012, and for the fiscal year ended December 25, 2011 (in thousands):

	July 8, 2012	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,699	$—	$2,699	$—
Total assets measured at fair value	$2,699	$—	$2,699	$—

Liabilities:
Derivative - interest rate swap	$1,056	$—	$1,056	$—
Deferred compensation plan	2,748	—	2,748	—
Total liabilities measured at fair value	$3,804	$—	$3,804	$—

	December 25, 2011	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,534	$—	$2,534	$—
Total assets measured at fair value	$2,534	$—	$2,534	$—

Liabilities:
Derivative - interest rate swap	$534	$—	$534	$—
Deferred compensation plan	2,608	—	2,608	—
Total liabilities measured at fair value	$3,142	$—	$3,142	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit agreement and capital leases are carried at historical cost in the accompanying consolidated balance sheet.  For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  The inputs used to value both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments.  The carrying amount of the Company’s credit facility as of July 8, 2012, and December 25, 2011, was approximately $124.7 million and $146.3 million, respectively.  The fair value of the Company’s credit facility as of July 8, 2012, and December 25, 2011, was approximately $122.7 million and approximately $147.6 million, respectively.  There are $10.3 million of outstanding borrowings recorded for the Company’s capital leases as of July 8, 2012, which have an estimated fair value of $11.4 million.  At December 25, 2011, the carrying amount of the Company’s capital lease obligations was $10.7 million, and the fair value was $11.7 million.

10.               Related Party Transactions

In 2009, the Company appointed a member who was a former franchisee, to its board of directors who qualifies as a related party.  This board member is a principal of, and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three Company-owned restaurants.  The Company acquired the three restaurants as part of a larger acquisition of franchised restaurants in 2006. As part of the acquisition, the Company assumed the existing leases for the three restaurants, which had been in place prior to the acquisition. This transaction was completed and the leases were assumed approximately three years before the director joined the Company’s board. Under the leases, the Company recognized rent and other related payments in the amounts of $320,000 and $305,000 for the twelve weeks ended July 8, 2012 and July 10, 2011, respectively, and $698,000 and $647,000 for the twenty-eight weeks ended July 8, 2012 and July 10, 2011, respectively.  Future minimum lease commitments under these leases are $4.3 million as of July 8, 2012.

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

12.                Share Repurchases

In August 2010, the Company’s board of directors authorized a repurchase of up to $50.0 million of the Company’s equity securities which was scheduled to expire on December 31, 2011.  On October 26, 2011, the Company’s board of directors re-authorized a repurchase of up to $50.0 million of the Company’s common stock, which will expire on December 31, 2012. Under this authorization, repurchases of our common stock may be made from time to time in open market transactions and through privately negotiated transactions.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. For both the twelve and twenty-eight weeks ended July 8, 2012, there were 255,131 shares repurchased with an average purchase price of $30.22 per share for a total of $7.7 million. There were 25,000 shares repurchased in second quarter 2011 with an average purchase price of $33.57 per share for a total of $840,000.  For the twenty-eight weeks ended July 10, 2011, there were 422,530 shares repurchased with an average purchase price of $24.56 per share for a total of $10.4 million.  As of July 8, 2012, there was $40.0 million of the Company’s common stock that may be purchased under the current board authorized repurchase plan.

13.                Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2012 and 2011 refer to the twelve and twenty-eight week periods ending July 8, 2012 and July 10, 2011, respectively, unless otherwise indicated.

Overview

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops and operates casual-dining restaurants. At July 8, 2012, the Company operated 331 company-owned restaurants located in 32 states.  Our restaurants include three Red Robin’s Burger Works™, a new, smaller non-traditional prototype with a limited menu and limited service.  The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 131 restaurants in 21 states and two Canadian provinces as of July 8, 2012.

The following summarizes certain operational and financial highlights during the twelve and twenty-eight weeks ended July 8, 2012 and our outlook for the remainder of 2012:

•                  New Restaurant Openings.  We opened one and five company-owned restaurants, including one and two Red Robin’s Burger Works, during the twelve and twenty-eight weeks ended July 8, 2012, respectively.  We plan to open up to ten additional company-owned restaurants in 2012, including two Red Robin’s Burger Works, which we expect to fund from our operating cash flows.

•                  Comparable Restaurant Sales.  Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented, and such restaurants are only included in our comparable metrics if they are comparable for the entirety of both periods presented.  For the twelve weeks ended July 8, 2012, the 312 restaurants in our comparable base experienced an 80 basis point increase in net sales from these same restaurants in the same period last year.  This increase was driven by a 90 basis point increase in guest count, partially offset by a 10 basis point decrease in average guest check.  For the twenty-eight weeks ended July 8, 2012, the restaurants in our comparable base experienced an 80 basis point increase in net sales from the same period last year, which was driven by a 250 basis point increase in average guest check, offset by a 170 basis point decrease in guest count.

•                  Marketing Efforts.  We launched our Red Royalty ™ loyalty program in all of our Company-owned restaurants during first quarter 2011 and have since added 63 franchise locations to the program.  We continued to enhance and add menu items including offering a new Red’s Tavern Double burger with all-you-can-eat Bottomless Steak Fries® at an everyday starting price of $6.99, as well as offering limited time menu items, supported with national television and social media campaigns.

•                  Food Costs.  As a percentage of restaurant revenue, we have experienced an increase in cost of goods during the twelve and twenty-eight weeks ended July 8, 2012 compared to the prior year.  In particular, the cost of potatoes, ground beef, and fry oil increased.  In addition, national and international supply-demand imbalances and other factors such as continued drought conditions throughout a large portion of the United States, continue to increase commodity prices, which we believe will have a moderate negative effect on our costs of sales for the remainder of this fiscal year and next year.

•                  Labor.  Labor costs as a percentage of restaurant revenue decreased 10 basis points and 50 basis points for the twelve and twenty-eight weeks ended July 8, 2012, respectively from the same periods in 2011.  These decreases are driven primarily by lower controllable labor cost, payroll taxes and workers’ compensation benefit costs, partially offset by increased group insurance costs.

Restaurant Data

The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Twenty-eight Weeks
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Company-owned (a):
Beginning of period	330	315	327	314
Opened during period (b)	1	6	5	7
Acquired from franchisee	1	—	1	—
Closed during period	(1)	—	(2)	—
End of period	331	321	331	321

Franchised:
Beginning of period	136	137	137	136
Opened during period	—	1	—	2
Sold or closed during period	(5)	(1)	(6)	(1)
End of period	131	137	131	137

Total number of Red Robin restaurants	462	458	462	458

(a)          The average size of our Company-owned full service casual dining restaurants is approximately 6,500 square feet.

(b)         Includes one Red Robin’s Burger Works in the twelve weeks ended July 8, 2012, and includes two Red Robin’s Burger Works in the twenty-eight weeks ended July 8, 2012.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.  Variances are described in terms of basis points in which a basis point is one one-hundreth of one percent.

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Revenues:
Restaurant	98.3%	98.3%	98.4%	98.2%
Franchise royalties and fees and other revenues	1.7	1.7	1.6	1.8
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.4	25.2	25.4	25.1
Labor (includes 0.0%, 0.1%, 0.0%, and 0.1% of stock-based compensation expense, respectively)	33.2	33.3	33.4	33.9
Operating	13.1	13.7	12.9	13.7
Occupancy	7.2	7.0	7.2	7.0
Total restaurant operating costs	78.9	79.2	78.9	79.8

Depreciation and amortization	5.6	5.9	5.6	5.9
Selling, general and administrative (includes 0.4%, 0.2%, 0.4%, and 0.2% of stock-based compensation expense, respectively)	11.4	11.4	11.4	11.3
Pre-opening costs	0.3	0.7	0.3	0.4
Income from operations	5.1	4.2	5.2	4.0

Interest expense, net and other	0.6	0.7	0.6	0.6
Income before income taxes	4.5	3.5	4.6	3.5
Income tax expense	1.1	0.3	1.1	0.4
Net income	3.5%	3.2%	3.5%	3.1%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
	July 8, 2012	July 10, 2011	Percent Change	July 8, 2012	July 10, 2011	Percent Change
Restaurant revenue (1)	$219,932	$212,111	3.7%	$514,574	$493,659	4.2%
Franchise royalties and fees and other revenue (1)	3,745	3,684	1.7%	8,562	8,966	(4.5)%
Total revenues (1)	$223,677	$215,795	3.7%	$523,136	$502,625	4.1%
Average weekly net sales volumes in Company-owned restaurants
Total restaurants	$55,774	$55,551	0.4%	$56,076	$55,740	0.6%
Operating weeks	3,931	3,818	3.0%	9,156	8,856	3.4%

(1) In thousands, except percentages.

Restaurant revenue during the twelve weeks ended July 8, 2012, which is comprised almost entirely of food and beverage sales, increased by $7.8 million compared to second quarter 2011.  Sales in our comparable restaurant base increased approximately $1.6 million 0.8% during the second quarter 2012.  This increase was primarily the result of a 0.9% increase in guest count, partially offset by a 0.1% decrease in average guest check.  Net sales for non-comparable restaurants contributed an increase of $6.1 million over the prior year quarter, substantially all of which was attributed to revenue from restaurants opened since the end of the third quarter of 2011.

Restaurant revenue for the twenty-eight week period ended July 8, 2012, increased $20.9 million, or 4.2%, compared to the twenty-eight weeks ended July 10, 2011.  The restaurants in our comparable base experienced an 80 basis point increase in revenue from the same period last year, which was driven by a 250 basis point increase in average guest check, offset by a 170 basis point decrease in guest count.  Revenue for non-comparable restaurants contributed an increase of $16.8 million in restaurant revenue.

We believe restaurant revenue increases for the twelve and twenty-eight weeks ended July 8, 2012 were driven by a combination of our second and fourth quarter 2011 menu price increases, 1.5% and 0.9%, respectively, the nationwide rollout of our tri-fold menu, the Red Royalty loyalty program, as well as the opening of new restaurants since July 10, 2011.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both a comparable and non-comparable category for each time period presented, divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the second quarter 2012, there were 312 comparable restaurants.  Non-comparable restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters.  At the end of the second quarter 2012, there were 16 non-comparable restaurants.  Fluctuations in average weekly sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, increased 0.1% and 1.0% for the twelve and twenty-eight weeks ended July 8, 2012, respectively.  The twelve and twenty-eight week increase is primarily attributable to the increased sales at franchise locations.  Our franchisees reported that comparable restaurant sales increased 2.2% for U.S. restaurants and decreased 0.3% for Canadian restaurants for the second quarter of 2012 compared to the second quarter of 2011.  For the twenty-eight weeks ended July 8, 2012, our franchisees reported that comparable restaurant sales for U.S. restaurants increased 2.2% and Canadian restaurants increased 3.9% from the twenty-eight week period ended July 10, 2011.

Other revenue consists primarily of gift card breakage.  We recognized $0.4 million and $0.3 million, respectively, of gift card breakage for the twelve weeks ended July 8, 2012 and July 10, 2011.  For the twenty-eight weeks ended July 8, 2012 and July 10, 2011, we recognized $0.6 million and $1.1 million, respectively, of gift card breakage.  During the first quarter 2011, we recognized $0.4 million of third-party gift card revenue as an initial cumulative program adjustment for gift card sales sold in third party retail locations.

Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 8, 2012	July 10, 2011	Percent Change	July 8, 2012	July 10, 2011	Percent Change
Cost of sales	$55,804	$53,551	4.2%	$130,879	$123,911	5.6%
As a percent of restaurant revenue	25.4%	25.2%	0.2%	25.4%	25.1%	0.3%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the twelve weeks ended July 8, 2012, cost of sales as a percentage of restaurant revenue increased 20 basis points, or $2.3 million, compared to the same period in the prior year.  This increase was driven by an approximate 120 basis points increase in commodity costs, in particular, potatoes, ground beef, and fry oil.  These increases were partially offset by a 70 basis point decrease in produce and cheese costs.

For the twenty-eight weeks ended July 8, 2012, cost of sales as a percentage of restaurant revenue increased 30 basis points, or $7.0 million, from the twenty-eight weeks ended July 10, 2011.  This increase was driven by a 90 basis points increase in commodity costs, including potatoes, ground beef, and fry oil partially offset by a 70 basis point decrease related to lower produce and cheese costs.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 8, 2012	July 10, 2011	Percent Change	July 8, 2012	July 10, 2011	Percent Change
Labor	$73,075	$70,574	3.5%	$171,681	$167,445	2.5%
As a percent of restaurant revenue	33.2%	33.3%	(0.1)%	33.4%	33.9%	(0.5)%

Labor costs include restaurant hourly wages, restaurant management salaries, stock-based compensation, variable compensation, taxes, and benefits for restaurant team members.  For the twelve weeks ended July 8, 2012, labor costs as a percentage of restaurant revenue decreased 10 basis points.  Contributing to this decrease as a percentage of restaurant revenue was a 50 basis point decrease in workers’ compensation benefit costs and payroll taxes.  This decrease is partially offset by a 40 basis point increase in group insurance costs.

For the twenty-eight weeks ended July 8, 2012, labor as a percentage of restaurant revenue decreased 50 basis points from the twenty-eight weeks ended July 10, 2011.  This decrease is driven primarily by a 50 basis point decrease in controllable labor cost and a 30 basis point decrease in payroll taxes and workers’ compensation benefit costs.  These decreases were partially offset by a 30 basis point increase in group insurance costs and management salaries from merit increases.

Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 8, 2012	July 10, 2011	Percent Change	July 8, 2012	July 10, 2011	Percent Change
Operating	$28,877	$28,981	(0.4)%	$66,282	$67,742	(2.2)%
As a percent of restaurant revenue	13.1%	13.7%	(0.6)%	12.9%	13.7%	(0.8)%

Operating costs include variable costs such as restaurant supplies and fixed costs such as energy costs and repairs and maintenance.  For the twelve weeks ended July 8, 2012, operating costs as a percentage of restaurant revenue decreased 60 basis points over prior year primarily due to a 30 basis point decrease in payment card processing fees resulting from legislative changes as well as a 30 basis point decrease in utility and telephone expenses.

For the twenty-eight weeks ended July 8, 2012, operating costs as a percentage of restaurant revenue decreased 80 basis points, or $1.5 million.  This decrease was primarily due to a 30 basis point decrease in supply costs, a 30 basis point decrease in payment card processing fees, and a 20 basis point decrease in utility costs.

Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 8, 2012	July 10, 2011	Percent Change	July 8, 2012	July 10, 2011	Percent Change
Occupancy	$15,790	$14,929	5.8%	$36,904	$34,757	6.2%
As a percent of restaurant revenue	7.2%	7.0%	0.2%	7.2%	7.0%	0.2%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs.  Fixed rents for the twelve and twenty-eight weeks ended July 8, 2012 were $10.3 million and $23.7 million, respectively. Fixed rents for the twelve and twenty-eight weeks ended July 10, 2011 were $9.7 million and $22.5 million, respectively.  The increase in occupancy costs as a percent of restaurant revenue over prior year for the twelve and twenty-eight week period was primarily due to the increase in fixed rents related to the additional restaurants opened since second quarter 2011.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 8, 2012	July 10, 2011	Percent Change	July 8, 2012	July 10, 2011	Percent Change
Depreciation and amortization	$12,532	$12,634	(0.8)%	$29,184	$29,745	(1.9)%
As a percent of total revenues	5.6%	5.9%	(0.3)%	5.6%	5.9%	(0.3)%

Depreciation and amortization includes depreciation of capital investments for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense decreased over the prior year periods due, in part, to three and five-year depreciable equipment for restaurants opened in 2008 and 2006 becoming fully depreciated.  Depreciation and amortization as a percentage of revenue for the twelve and twenty-eight weeks ended July 8, 2012, decreased due primarily to leverage from higher restaurant sales volumes on these fixed expenses.

Selling, General and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 8, 2012	July 10, 2011	Percent Change	July 8, 2012	July 10, 2011	Percent Change
Selling, general and administrative	$25,574	$24,540	4.2%	$59,451	$56,582	5.1%
As a percent of total revenues	11.4%	11.4%	0.0%	11.4%	11.3%	0.1%

Selling, general and administrative costs include all corporate and administrative functions that support our restaurant operations, our franchise operations, and provide infrastructure to facilitate our future growth.  Components of this category include compensation and benefits of corporate management, supervisory and staff, marketing and media costs, travel, information systems, training, office rent, franchise administrative support, board of directors’ expenses, legal, and professional and consulting fees.  For the twelve weeks ended July 8, 2012, selling, general and administrative costs increased 4.2%, or $1.0 million, due primarily to higher stock-based compensation, gift card fees to third party vendors and gift card production and consulting fees paid for information technology infrastructure changes.

For the twenty-eight weeks ended July 8, 2012, selling, general and administrative costs increased 5.1%, or $2.9 million, due primarily to increased gift card fees to third party vendors and gift card production, stock-based compensation, and consulting fees paid for information technology infrastructure changes.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 8, 2012	July 10, 2011	Percent Change	July 8, 2012	July 10, 2011	Percent Change
Pre-opening costs	$602	$1,516	(60.3)%	$1,585	$2,177	(27.2)%
As a percent of total revenues	0.3%	0.7%	(0.4)%	0.3%	0.4%	(0.1)%
Average per restaurant pre-opening costs	$138	$304	(54.6)%	$249	$294	(15.3)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  We opened one and five company-owned restaurants during the twelve and twenty-eight weeks ended July 8, 2012, respectively, compared to six and seven company-owned restaurants during the twelve and twenty-eight weeks ended July 10, 2011, respectively.

Interest Expense, net and other

Interest expense, net and other was $1.3 million and $1.5 million for the twelve weeks ended July 8, 2012, and July 10, 2011, respectively, and $3.1 million and $2.9 million for the twenty-eight weeks ended July 8, 2012, and July 10, 2011, respectively.  Interest expense, net for the twelve weeks ended July 8, 2012 decreased over prior year period due primarily to lower average debt balances.  For the twenty-eight weeks ended July 8, 2012, interest expense, net increased due primarily to higher average debt balances compared to the twenty-eight weeks ended July 10, 2011.  Our weighted-average interest rate was 3.6% and 3.5% for the twelve and twenty-eight weeks ended July 8, 2012, versus 3.0% and 2.9%, respectively, for the twelve and twenty-eight weeks ended July 10, 2011.

Provision for Income Taxes

The effective income tax rate for the second quarter 2012 was 23.7% compared to 8.8% for the second quarter 2011.  The effective income tax rate for the twenty-eight weeks ended July 8, 2012 and July 10, 2011 was 24.0% and 10.3%, respectively.  The 2012 effective tax rate increase over prior year is primarily due to higher earnings as well as lower general business tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income before tax.  We anticipate that our full year fiscal 2012 effective tax rate will be approximately 24%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $5.1 million to $29.9 million at July 8, 2012, from $35.0 million at the beginning of the fiscal year. This decrease in our cash position is primarily the net result of:

•                  $24.6 million used for the construction of new restaurants, expenditures for facility improvements, investments in information technology;

•                  $21.6 million used for debt payments;

•                  $7.7 million used for purchase of Company stock; and

•                  $3.2 million used for the acquisition of a franchise restaurant; partially offset by

•                  $50.1 million of cash provided by operating activities.

We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long-term strategic initiatives.

Credit Facility.  On May 6, 2011, the Company amended and restated its existing credit facility to provide a more flexible capital structure and facilitate its growth plans.  Borrowings under the amended credit agreement may be used by us for general corporate purposes including, among other uses, to repurchase shares of our capital stock, to continue to finance restaurant construction, and for working capital and general corporate requirements.  The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%).  The amended credit agreement also allows us, subject to lender participation, to increase the revolving credit facility or term loan by up to an additional $100 million in the future.  As part of the amended credit agreement, we may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility.  The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  Our obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of our assets, which includes the capital stock of certain subsidiaries.  Additionally, the amended credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began June 30, 2011, and end on the maturity date of the term loan.  As of July 8, 2012, we had $124.7 million of borrowings outstanding under our term loan, and $8.2 million of standby letters of credit outstanding under our revolving credit facility.  There were no borrowings on the revolving facility.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet.

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”)  to hedge the floating interest rate on a portion of the remaining term loan that is outstanding as of July 8, 2012 under the our amended and restated credit facility, or $69.8 million notional at July 8, 2012.  The interest rate swap has an effective date of August 5, 2011.  In accordance with its original terms $3.3 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The notional amount of the hedge will decrease quarterly based on the principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  We are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount.  In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.

Covenants.  We are subject to a number of customary covenants under our credit agreement, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments.  In addition, we are required to maintain two financial ratios: a leverage ratio calculated by dividing as our debt outstanding including issued standby letters of credit by the last twelve months’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain non-cash charges that will not result in cash payments in a subsequent period, any prepayment penalties incurred as a result of extraordinary debt extinguishment, certain pre-opening costs, unusual or non-recurring cash losses, net proceeds received from business interruption insurance, pro forma costs savings in connection with an acquisition, divestiture, restructuring or reorganization occurring prior to the time that EBITDA is to be determined, cash or non-cash charges related to restructuring or cost reduction initiatives in an aggregate amount not to exceed a certain threshold, and non-cash gains and non-recurring or unusual cash gains for such period; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of July 8, 2012, we were in compliance with all covenants under our amended credit agreement.

Debt Outstanding. Total debt outstanding decreased $21.9 million to $135.0 million as of July 8, 2012 from $156.9 million at December 25, 2011, primarily due to an early debt payment of $15.0 million in the first quarter 2012 and our scheduled debt repayments of $6.6 million. Our credit agreement matures in 2016.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and historically increases in the minimum wage have directly affected our labor costs.  Also, many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally affected by cost inflation.  We believe that inflation had a material negative effect on our financial condition and results during the second quarter of 2012, due primarily to increased food costs which was partially offset by price increases on our menu.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2012, but it is anticipated that inflation will continue to have a negative impact in fiscal 2012.

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

Off Balance Sheet Arrangements

Except for operating leases (primarily restaurant ground and building leases), we do not have any material off- balance sheet arrangements.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.

In June 2011, the FASB finalized guidance on “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued a “Deferral of the Effective Date for Amendments to the Presentation of

Reclassification of Items Out of Accumulated Other Comprehensive Income.” This defers only the changes that relate to the presentation of reclassification adjustments on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. These amendments are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.

In September 2011, the FASB finalized guidance on “Testing Goodwill for Impairment”. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Under our current credit agreement, we were exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (“ABR”), based on the Prime Rate plus 1.25% to 2.00%, or a LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 2.25% to 3.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of July 8, 2012, we had $54.8 million of borrowings subject to variable interest rates.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $548,000 on an annualized basis.

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

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”)  to hedge the floating interest rate on a portion of the remaining term loan that is outstanding as of July 8, 2012 under the our amended and restated credit facility, or $69.8 million notional at July 8, 2012.  The interest rate swap has an effective date of August 5, 2011.  In accordance with its original terms $3.3 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The notional amount of the hedge will decrease quarterly based on the principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  We are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount.  In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. This hedge is highly effective and there were no gains or losses related to hedge ineffectiveness recognized in earnings during the twenty-eight weeks ended July 8, 2012.  As of July 8, 2012, the $318,000 unrealized loss, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive loss. Refer to Note 8, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of Red Robin Gourmet Burgers, Inc., (“Management”), including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.  As a result, the Company’s CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended July 8, 2012.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 8, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                        Legal Proceedings

In the normal course of business, there are various claims in process, matters in litigation and other contingencies.  These include employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns.  To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us.  While it is not possible to predict the outcome of these suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended July 8, 2012, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during second quarter 2012.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 14, 2012 - June 10, 2012	77,449	$32.28	169,570	$45,199,710
June 11, 2012 - July 8, 2012	177,682	$29.33	347,252	$39,989,159
Pursuant to Publicly Announced Plans or Programs (2)	255,131	$30.22

April 16, 2012 - May 13, 2012 (3)	87	$36.06	—	—
May 14, 2012 - June 10, 2012 (3)	106	$30.94	—	—
June 11, 2012 - July 8, 2012 (3)	1,632	$29.92	—	—
For the Quarter Ended July 8, 2012	256,956

(1)               The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.

(2)     On October 26, 2011, the Company's board of directors re-authorized a repurchase of up to $50.0 million of the Company's common stock.  Under this authorization, repurchases of our common stock may be made from time to time in open market transactions and through privately negotiated transactions. This program is scheduled to expire on December 31, 2012. This authorization may be further modified, suspended or terminated at any time. The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including market conditions, legal constraints and available cash or other sources of funding.  Since October 26, 2011, the Company has purchased 347,252 shares for a total of $10.0 million.  As of July 8, 2012, there was $40.0 million remaining under the current board authorization for future stock repurchases.

(3)               Represents shares of common stock delivered to the Company as payment of withholding taxes due upon the vesting of awards of restricted stock held by Company employees.  The stated Average Price per Share does not include commissions paid.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation dated May 24, 2012.

3.2	Fourth Amended and Restated Bylaws dated May 24, 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 8, 2012 and December 25, 2011; (ii) Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended July 8, 2012 and July 10, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 8, 2012 and July 10, 2011; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

August 10, 2012	/s/ Stuart B. Brown
(Date)	Stuart B. Brown
Chief Financial Officer