Form 10-Q
period 2012-09-30
RED ROBIN GOURMET BURGERS INC
filed 2012-11-02
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2012
Common Stock, $0.001 par value per share	14,250,510 shares

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2012	December 25, 2011
Assets:
Current Assets:
Cash and cash equivalents	$26,866	$35,036
Accounts receivable, net	9,479	14,785
Inventories	17,386	18,040
Prepaid expenses and other current assets	10,707	9,970
Income tax receivable	1,065	1,387
Deferred tax asset	2,745	1,429
Total current assets	68,248	80,647

Property and equipment, net	405,429	402,360
Goodwill	62,525	61,769
Intangible assets, net	38,009	38,969
Other assets, net	10,106	9,231
Total assets	$584,317	$592,976

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$13,755	$14,798
Construction-related payables	5,230	3,328
Accrued payroll and payroll-related liabilities	33,559	35,044
Unearned revenue	14,738	24,139
Accrued liabilities	25,989	19,045
Current portion of term loan, credit facility and capital lease obligations	13,880	10,132
Total current liabilities	107,151	106,486

Deferred rent	44,185	40,025
Notes payable, long-term portion	108,750	136,875
Other long-term debt and capital lease obligations	9,341	9,924
Other non-current liabilities	7,823	4,968
Total liabilities	277,250	298,278

Stockholders’ Equity:
Common stock, $0.001 par value: 30,000,000 shares authorized; 17,472,862 and 17,276,404 shares issued; 14,254,270 and 14,579,257 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 3,218,592 and 2,697,147 shares, at cost	(98,940)	(83,285)
Paid-in capital	184,715	178,111
Accumulated other comprehensive loss, net of tax	(744)	(326)
Retained earnings	222,019	200,181
Total stockholders’ equity	307,067	294,698
Total liabilities and stockholders’ equity	$584,317	$592,976

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Revenues:
Restaurant revenue	$209,754	$202,679	$724,328	$696,338
Franchise royalties and fees and other revenues	3,563	3,565	12,125	12,531
Total revenues	213,317	206,244	736,453	708,869

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	52,066	51,688	182,945	175,599
Labor (includes $66, $133, $294 and $508 of stock- based compensation, respectively)	71,729	68,143	243,410	235,588
Operating	28,374	29,226	94,656	96,968
Occupancy	16,309	15,458	53,213	50,215
Depreciation and amortization	13,284	13,006	42,468	42,751
Selling, general and administrative (includes $828, $563, $2,870 and $1,669 of stock-based compensation, respectively)	24,469	22,926	83,920	79,508
Pre-opening costs	1,250	622	2,835	2,799
Asset impairment charge	—	1,919	—	1,919
Total costs and expenses	207,481	202,988	703,447	685,347

Income from operations	5,836	3,256	33,006	23,522

Other expense:
Interest expense, net and other	1,093	1,556	4,193	4,424

Income before income taxes	4,743	1,700	28,813	19,098
Income tax expense (benefit)	1,210	(369)	6,974	1,426
Net income	$3,533	$2,069	$21,839	$17,672
Earnings per share:
Basic	$0.25	$0.14	$1.50	$1.17
Diluted	$0.24	$0.14	$1.48	$1.15
Weighted average shares outstanding:
Basic	14,300	15,024	14,517	15,154
Diluted	14,539	15,277	14,778	15,395

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Total comprehensive income	$3,433	$1,658	$21,421	$17,458

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Forty Weeks Ended
	September 30, 2012	October 2, 2011
Cash Flows From Operating Activities:
Net income	$21,839	$17,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,468	42,751
Gift card breakage	(985)	(1,334)
Stock-based compensation expense	3,164	2,177
Asset impairment charge	—	1,919
Restaurant closure costs	227	—
Other, net	2,108	(1,722)
Changes in operating assets and liabilities	3,525	11,653
Cash provided by operating activities	72,346	73,116

Cash Flows From Investing Activities:
Purchases of property and equipment	(39,681)	(32,650)
Acquisition of franchise restaurant, net of cash acquired	(3,247)	—
Proceeds from sales of property	382	1,122
Changes in marketing fund restricted cash	(480)	527
Cash used in investing activities	(43,026)	(31,001)

Cash Flows From Financing Activities:
Borrowings of long-term debt	—	187,000
Payments of long-term debt	(24,375)	(187,704)
Payments to acquire Treasury Stock	(15,654)	(30,664)
Proceeds from exercise of stock options and employee stock purchase plan	3,142	2,819
Debt issuance costs	—	(3,662)
Payments of other debt and capital lease obligations	(603)	(699)
Cash used in financing activities	(37,490)	(32,910)

Net change in cash and cash equivalents	(8,170)	9,205
Cash and cash equivalents, beginning of period	35,036	17,889
Cash and cash equivalents, end of period	$26,866	$27,094

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$3,507	$790
Interest paid, net of amounts capitalized	4,415	4,006

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                      Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. At September 30, 2012, the Company operated 336 company-owned restaurants located in 32 states.  Our restaurants include five Red Robin’s Burger Works™, a new, smaller non-traditional prototype with a limited menu and limited service.  The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 132 restaurants in 21 states and two Canadian provinces as of September 30, 2012.

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

The Company’s quarter which ended September 30, 2012, is referred to as third quarter 2012, or the twelve weeks ended September 30, 2012; the quarter ended July 8, 2012, is referred to as second quarter 2012, or the twelve weeks ended July 8, 2012; the first quarter ended April 15, 2012, is referred to as first quarter 2012, or the sixteen weeks ended April 15, 2012; and, together the first, second and third quarters of 2012 are referred to as the forty weeks ended September 30, 2012.  The Company’s quarter which ended October 2, 2011, is referred to as third quarter 2011, or the twelve weeks ended October 2, 2011; the quarter ended July 10, 2011, is referred to as second quarter 2011, or the twelve weeks ended July 10, 2011; the first quarter ended April 17, 2011, is referred to as first quarter 2011, or the sixteen weeks ended April 17, 2011; and, together the first, second and third quarters of 2011 are referred to as the forty weeks ended October 2, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement was effective for reporting periods that began on or after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

2.                      Restaurant Impairment and Closures

During the forty weeks ended September 30, 2012, the Company closed three restaurants, including one during third quarter 2012.  No impairments to restaurants were necessary during the forty weeks ended September 30, 2012.

The Company closed no restaurants in the forty weeks ended October 2, 2011, but recognized impairment to one restaurant during third quarter 2011.  The Company recognized a non-cash pre-tax impairment charge of $1.9 million resulting from the continuing and projected future results of this restaurant, primarily through projected undiscounted cash flows, which indicated impairment.

3.                     Goodwill and Intangible Assets

The following table presents goodwill as of September 30, 2012 and December 25, 2011 (in thousands):

	September 30, 2012	December 25, 2011
Balance at beginning of year	$61,769	$61,769
Acquisition	756	—
Balance at end of year	$62,525	$61,769

The company has no historical goodwill impairment losses in periods prior to those presented in the above table.  Refer to Note 6, Acquisition of Red Robin Franchised Restaurant for details of the acquisition.

The following table presents intangible assets subject to amortization as of September 30, 2012 and December 25, 2011 (in thousands):

	September 30, 2012			December 25, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$43,518	$(14,807)	$28,711	$43,494	$(14,515)	$28,979
Leasehold interests	12,744	(4,143)	8,601	12,955	(3,747)	9,208
Liquor licenses	8,954	(8,257)	697	8,210	(7,428)	782
	$65,216	$(27,207)	$38,009	$64,659	$(25,690)	$38,969

There were no impairments to intangible assets during the forty weeks ended September 30, 2012. There was an insignificant impairment of the liquor license related to the one restaurant impaired during the forty weeks ended October 2, 2011, which is discussed in Note 2, Restaurant Impairment and Closures. There were no other impairments of intangible assets subject to amortization as of October 2, 2011. The amortization expense reflected in the consolidated statements of operations totaled $1.2 million and $1.1 million for the twelve weeks ended September 30, 2012 and October 2, 2011, respectively, and $3.6 million for both the forty weeks ended September 30, 2012 and October 2, 2011.

The aggregate future amortization expense as of September 30, 2012 is as follows (in thousands):

Remainder of 2012	$723
2013	3,038
2014	3,138
2015	2,980
2016	2,834
Thereafer	25,296
$38,009

4.                      Stock-Based Compensation

Stock Options

During the twelve weeks ended September 30, 2012, the Company issued no options. The Company issued 20,000 options with a weighted-average grant date fair value of $13.42 per share and a weighted-average exercise price of $29.98 per share during the twelve weeks ended October 2, 2011.  Compensation expense for options is recognized over the vesting period.  The weighted-average remaining vesting period for all options outstanding is approximately 1.3 years.

The Company issued 97,000 options with a weighted-average grant date fair value of $14.60 per share and a weighted-average exercise price of $35.44 per share during the forty weeks ended September 30, 2012.  During the forty weeks ended October 2, 2011, the Company issued 153,000 options with a weighted-average grant date fair value of $14.27 per share and a weighted-average exercise price of $32.38 per share.  The weighted-average remaining vesting period for all options outstanding is approximately 1.3 years.

The fair value of options at the grant date was estimated utilizing the Black-Scholes multiple option-pricing model with the following weighted-average assumptions for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Risk-free interest rate	N/A	0.8%	0.7%	1.2%
Expected years until exercise	N/A	3.8	4.1	3.6
Expected stock volatility	N/A	60.7%	52.8%	60.3%
Dividend yield	N/A	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	N/A	$13.42	$14.60	$14.27

Restricted Stock

The Company did not issue any shares of restricted stock during the twelve and forty weeks ended September 30, 2012 or during the twelve and forty weeks ended October 2, 2011.  Compensation expense for the aggregate 3,000 shares of non-vested common stock outstanding at September 30, 2012 is recognized over the weighted-average remaining vesting period, less expected forfeitures, which is approximately 0.4 years.  These awards vest in installments over four years on the anniversary dates.

Time-Based RSUs

During the twelve weeks ended September 30, 2012, the Company granted approximately 2,000 time-based restricted stock units (“RSUs”) to an employee under the Second Amended and Restated 2007 Performance Incentive Plan (the “Stock Plan”) with a weighted-average grant date fair value of $29.32.  The Company granted 26,000 RSUs under the Stock Plan with a weighted-average grant date fair value of $28.50 during the twelve weeks ended October 2, 2011.  The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.  Compensation expense for RSUs is recognized over the vesting period, less expected forfeitures.  The weighted-average remaining vesting period for all outstanding RSUs is approximately 1.5 years.

The Company granted 65,000 RSUs under the Stock Plan with a weighted- average grant date fair value of $33.69 during the forty weeks ended September 30, 2012.  During the forty weeks ended October 2, 2011, the Company granted 69,000 RSUs with a weighted-average grant date fair value of $31.77.

Performance-Based RSUs

During the forty weeks ended September 30, 2012 and October 2, 2011, the Company granted no performance based restricted stock units (“PSUs”) under the Stock Plan.  PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition.  The actual number of PSUs subject to the awards will be determined at the end of the performance period based on the performance metrics.  The fair value of the PSUs was calculated using the Monte Carlo valuation method.  This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards.  These awards have a three-year performance period and are classified as equity because each unit is convertible into one share of the Company’s common stock upon vesting.  Compensation expense is recognized on a straight-line basis over the requisite service period (or until an employee’s eligible retirement date, if earlier).

5.                        Earnings per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share amounts are calculated based upon the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the twelve and forty weeks ended September 30, 2012, stock options outstanding of 293,000 and 306,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and forty weeks ended October 2, 2011, stock options outstanding of 249,000 and 226,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the effect of outstanding stock options.  The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$3,533	$2,069	$21,839	$17,672

Basic weighted average shares outstanding	14,300	15,024	14,517	15,154
Dilutive effect of stock options and awards	239	253	261	241
Diluted weighted average shares outstanding	14,539	15,277	14,778	15,395

Earnings per share:
Basic	$0.25	$0.14	$1.50	$1.17
Diluted	$0.24	$0.14	$1.48	$1.15

6.                        Acquisition of Red Robin Franchised Restaurant

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

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $1.9 million to intangibles, which represent the fair value of franchise rights and liquor licenses, $756,000 to goodwill, $540,000 to fixed assets and $47,000 to inventory. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 measurement and are subject to change.

7.                        Gift Card Breakage

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances.  The Company recognizes revenue from gift cards when:  (i) the gift card is redeemed by the customer or (ii) the likelihood of the gift card being redeemed by the customer is remote, and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction (gift card breakage).  The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns.  The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (generally, 24 months).  For the twelve and forty weeks ended September 30, 2012, the Company recognized gift card breakage of $399,000 and $985,000, respectively.  For the twelve and forty weeks ended October 2, 2011, the Company recognized $274,000 and $1.3 million (inclusive of the initial cumulative program adjustment of $438,000 for third-party gift card sales).  Gift card breakage is included in other revenue in the consolidated statements of operations.

8.                       Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses.  These costs include salaries, variable compensation, advertising, media, and marketing materials. Media costs are expensed as incurred or when the advertisement first runs. Advertising and marketing costs amounted to $6.9 million and $24.9 million for the twelve weeks and forty weeks ended September 30, 2012, respectively, and $6.5 million and $23.3 million, respectively, for the twelve and forty weeks ended October 2, 2011, respectively.

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

9.                       Derivative and Other Comprehensive Income

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities.  The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates.  By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk.  Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company.  The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  The Company has one interest rate swap as of September 30, 2012 and its counterparty is Rabobank International, Utrecht (“Rabobank”).  Market risk, as it relates to the Company’s interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates.  The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge a portion of the Company’s floating interest rate under the Company’s amended and restated credit facility.  The interest rate swap has an effective date of August 5, 2011.  The notional amount of the hedge as of September 30, 2012 is $68.4 million.  In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011, respectively. The notional amount of the hedge will decrease quarterly based on the principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  The Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount.  In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.  The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge.  Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying condensed consolidated balance sheets.  The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

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

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of September 30, 2012 and December 25, 2011 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at September 30, 2012	Fair Value at December 25, 2011

Accrued liabilities	$537	$449
Other non-current liabilities	683	85
Total derivatives	$1,220	$534

The following table summarizes the effect of the interest rate swap on the condensed consolidated statements of operations for the twelve and forty weeks ended September 30, 2012 and October 2, 2011 (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Unrealized loss on swap in AOCL (pretax)	$(273)	$(782)	$(1,036)	$(782)

Realized gain (loss) recognized in interest expense	$(109)	$(109)	$(350)	$299

As a result of this activity, AOCL decreased by $164,000 and $686,000 on a pre-tax basis, or $100,000 and $418,000 on an after tax basis for the twelve and forty weeks ended September 30, 2012, respectively.  AOCL increased by $673,000 and $262,000 on a pre-tax basis, or $411,000 and $214,000 on an after tax basis for the twelve and forty weeks ended October 2, 2011, respectively.  The interest rate swap had no hedge ineffectiveness, and as a result, no unrealized gains or losses were reclassified into net earnings as a result of hedge ineffectiveness.  The Company expects no ineffectiveness in the next twelve months.  Additionally, the Company had no obligations at September 30, 2012 to post collateral under the terms of the interest rate swap agreement.

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income.  Comprehensive income consisted of (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$3,533	$2,069	$21,839	$17,672
Unrealized loss on cash flow swap, net of tax	(100)	(411)	(418)	(214)
Total comprehensive income	$3,433	$1,658	$21,421	$17,458

10.     Fair Value Measurement

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

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, variable compensation and commissions each plan year.  The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs.  As of September 30, 2012, and December 25, 2011, a liability for participant contributions and investment income thereon of $2.9 million and $2.6 million, respectively, is included in other non-current liabilities.  To offset its obligation, the Company’s plan administrator purchases corporate-owned whole-life insurance contracts on certain team members.  The cash surrender value of these policies as of September 30, 2012, and December 25, 2011, was $2.9 million and $2.5 million, respectively, and is included in other assets, net.

As of September 30, 2012, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs other than the tangible and intangible assets and liabilities recorded for the franchise restaurant acquisition discussed in Note 6, Acquisition of Red Robin Franchised Restaurant.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended September 30, 2012, and for the fiscal year ended December 25, 2011 (in thousands):

	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,890	$—	$2,890	$—
Total assets measured at fair value	$2,890	$—	$2,890	$—

Liabilities:
Derivative - interest rate swap	$1,220	$—	$1,220	$—
Deferred compensation plan	2,930	—	2,930	—
Total liabilities measured at fair value	$4,150	$—	$4,150	$—

	December 25, 2011	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,534	$—	$2,534	$—
Total assets measured at fair value	$2,534	$—	$2,534	$—

Liabilities:
Derivative - interest rate swap	$534	$—	$534	$—
Deferred compensation plan	2,608	—	2,608	—
Total liabilities measured at fair value	$3,142	$—	$3,142	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit agreement and capital leases are carried at historical cost in the accompanying consolidated balance sheet.  For disclosure purposes, we estimate the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.  The inputs used to value both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments.  The carrying amount of the Company’s credit facility as of September 30, 2012, and December 25, 2011, was

approximately $121.9 million and $146.3 million, respectively.  The fair value of the Company’s credit facility as of September 30, 2012, and December 25, 2011, was approximately $120.9 million and approximately $147.6 million, respectively.  There are $10.1 million of outstanding borrowings recorded for the Company’s capital leases as of September 30, 2012, which have an estimated fair value of $11.3 million.  At December 25, 2011, the carrying amount of the Company’s capital lease obligations was $10.7 million, and the fair value was $11.7 million.

11.               Related Party Transactions

In 2009, the Company appointed a former franchisee to its board of directors, who qualifies as a related party.  This board member is a principal of, and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three Company-owned restaurants.  The Company acquired the three restaurants as part of a larger acquisition of franchised restaurants in 2006. As part of the acquisition, the Company assumed the existing leases for the three restaurants, which had been in place prior to the acquisition. This transaction was completed and the leases were assumed approximately three years before the director joined the Company’s board. Under the leases, the Company recognized rent and other related payments in the amounts of $237,000 and $226,000 for the twelve weeks ended September 30, 2012 and October 2, 2011, respectively, and $935,000 and $873,000 for the forty weeks ended September 30, 2012 and October 2, 2011, respectively.  Future minimum lease commitments under these leases are $4.2 million as of September 30, 2012.

12.               Commitments and Contingencies

In the normal course of business, there are various legal claims in process, matters in litigation, and other contingencies.  These include employment related claims and claims from guests or team members alleging illness, injury or other food quality, health, or operational concerns.  To date, no claims of this nature, certain of which are covered by insurance policies, have had a material adverse effect on the Company.  While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations.

13.                Share Repurchases

In August 2010, the Company’s board of directors authorized a repurchase of up to $50 million of the Company’s equity securities which was scheduled to expire on December 31, 2011. On October 26, 2011, the Company’s board of directors re-authorized a repurchase of up to $50.0 million of the Company’s common stock, which is scheduled to expire on December 31, 2012. Under this authorization, repurchases of the Company’s common stock may be made from time to time in open market transactions and through privately negotiated transactions.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. For the twelve weeks ended September 30, 2012, there were 266,314 shares repurchased with an average purchase price of $29.83 per share for a total of $7.9 million. For the forty weeks ended September 30, 2012, there were 521,445 shares repurchased with an average purchase price of $30.02 per share for a total of $15.7 million.  There were 681,466 shares repurchased in third quarter 2011 with an average purchase price of $29.77 per share for a total of $20.3 million.  For the forty weeks ended October 2, 2011, there were 1.1 million shares repurchased with an average purchase price of $27.78 per share for a total of $30.7 million.  As of September 30, 2012, there was $32.0 million remaining for repurchases of the Company’s common stock under the current board authorized repurchase plan.

14.                Executive Transition

In June 2011, the Company announced the departure of its Chief Financial Officer and Chief Marketing Officer.  The Company appointed a new Chief Marketing Officer, effective as of August 2, 2011 and a new Chief Financial Officer was appointed, effective as of September 12, 2011.  Charges of $0.5 million and $1.4 million for the twelve and forty weeks ended October 2, 2011, respectively, related to executive transition were recorded in selling, general and administrative expense.

15.                Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements and our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011.  All comparisons under this heading between 2012 and 2011 refer to the twelve and forty week periods ending September 30, 2012 and October 2, 2011, respectively, unless otherwise indicated.

Overview

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops and operates casual-dining restaurants. At September 30, 2012, the Company operated 336 company-owned restaurants located in 32 states.  Our restaurants include five Red Robin’s Burger Works™, a new, smaller non-traditional prototype with a limited menu and limited service.  The Company operates its business as one operating and one reportable segment.  The Company also franchises its restaurants, of which there were 132 restaurants in 21 states and two Canadian provinces as of September 30, 2012.

The following summarizes certain operational and financial highlights during the twelve and forty weeks ended September 30, 2012 and our outlook for the remainder of 2012:

•                  New Restaurant Openings.  We opened six and eleven company-owned restaurants, including two and four Red Robin’s Burger Works, during the twelve and forty weeks ended September 30, 2012, respectively.  We plan to open up to three additional company-owned restaurants in 2012, which we expect to fund from our operating cash flows.

•                  Comparable Restaurant Sales.  Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented, and such restaurants are only included in our comparable metrics if they are comparable for the entirety of both periods presented.  For the twelve weeks ended September 30, 2012, the 312 restaurants in our comparable base experienced a 1.1% increase in net sales from these same restaurants in the same period last year.  This increase was driven by a 0.8% increase in guest count combined with a 0.3% increase in average guest check, including 0.5% related to certain changes to the Red Royalty™ loyalty program which reduced deferred revenue.  For the forty weeks ended September 30, 2012, the restaurants in our comparable base experienced a 0.9% increase in net sales from the same period last year, which was driven by a 1.9% increase in average guest check, offset by a 1.0% decrease in guest count.

•                  Marketing Efforts.  Our Red Royalty loyalty program is operating in all of our Company-owned restaurants and 64 franchise locations.  Engaging our guests through this program is a key part of our marketing strategy and uses offers to support increases in the frequency of guest visits. We are also using the program to generate awareness of new menu items and to effectively engage our guests with smart rewards. Menu items featured included our Red’s Tavern Double burger with all-you-can-eat Bottomless Steak Fries® at the everyday value price of $6.99, with popular trade-up Tavern Styles, a new shareable appetizer, and a special, limited time burger. Our “Take Back the Bar” initiative continued to increase year over year alcoholic beverage mix, differentiate our brand, and help target adult diners.  Further, to create more relevancy to our current guests, we are testing a brand transformation program designed to better customize the guest experience.  Elements being tested include changes to physical space of our restaurants, our service model, new menu formats, and improved food and beverage presentations. We utilize television, digital and social media campaigns along with other tools to support our marketing programs.

•                  Food Costs.  As a percentage of restaurant revenue, we have experienced an increase in cost of goods during the twelve and forty weeks ended September 30, 2012 compared to the prior year.  In particular, the cost of potatoes, ground beef, and fry oil increased.  In addition, national and international supply-demand imbalances and other factors such as continued drought conditions throughout a large portion of the United States, continue to increase certain commodity prices, which we believe will have a moderate negative effect on our costs of sales for the remainder of this fiscal year and next year.

•                  Labor.  Labor costs as a percentage of restaurant revenue decreased 20 basis points for the forty weeks ended September 30, 2012 from the same period in 2011.  This decrease is driven primarily by lower controllable labor cost, workers’ compensation benefit costs and payroll taxes, partially offset by increased group insurance costs.

Restaurant Data

The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Company-owned (a):
Beginning of period	331	321	327	314
Opened during period (b)	6	2	11	9
Acquired from franchisee	—	—	1	—
Closed during period	(1)	—	(3)	—
End of period	336	323	336	323

Franchised:
Beginning of period	131	137	137	136
Opened during period	3	—	3	2
Sold or closed during period	(2)	—	(8)	(1)
End of period	132	137	132	137

Total number of Red Robin restaurants	468	460	468	460

(a)         The average size of our Company-owned full service casual dining restaurants is approximately 6,500 square feet.

(b)         Includes two Red Robin’s Burger Works in the twelve weeks ended September 30, 2012, and includes four Red Robin’s Burger Works in the forty weeks ended September 30, 2012.

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

	Twelve Weeks Ended		Forty Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues:
Restaurant	98.3%	98.3%	98.4%	98.2%
Franchise royalties and fees and other revenues	1.7	1.7	1.6	1.8
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.8	25.5	25.3	25.2
Labor (includes 0.0%, 0.1%, 0.0%, and 0.1% of stock-based compensation expense, respectively)	34.2	33.6	33.6	33.8
Operating	13.5	14.4	13.1	13.9
Occupancy	7.8	7.6	7.3	7.2
Total restaurant operating costs	80.3	81.1	79.3	80.2

Depreciation and amortization	6.2	6.3	5.8	6.0
Selling, general and administrative (includes 0.4%, 0.3%, 0.4% and 0.2% of stock-based compensation expense, respectively)	11.5	11.1	11.4	11.2
Pre-opening costs	0.6	0.3	0.4	0.4
Asset impairment charge	—	0.9	—	0.3
Income from operations	2.7	1.6	4.5	3.3

Interest expense, net and other	0.5	0.8	0.6	0.6
Income before income taxes	2.2	0.8	3.9	2.7
Income tax expense (benefit)	0.6	(0.2)	0.9	0.2
Net income	1.7%	1.0%	3.0%	2.5%

Certain percentage amounts in the table above do not sum due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue, as opposed to total revenues.

Total Revenues

	Twelve Weeks Ended			Forty Weeks Ended
	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
Restaurant revenue (1)	$209,754	$202,679	3.5%	$724,328	$696,338	4.0%
Franchise royalties and fees and other revenue (1)	3,563	3,565	(0.1)%	12,125	12,531	(3.2)%
Total revenues (1)	$213,317	$206,244	3.4%	$736,453	$708,869	3.9%
Average weekly net sales volumes in Company-owned restaurants (2)
Total restaurants	$52,779	$52,370	0.8%	$55,081	$54,715	0.7%
Operating weeks	3,959	3,870	2.3%	13,115	12,726	3.1%

(1) In thousands, except percentages.

(2) Excludes Red Robin’s Burger Works.

Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased during the twelve weeks ended September 30, 2012, by $7.1 million compared to third quarter 2011.  Sales in our comparable restaurant base increased approximately $2.2 million, or 1.1%, during the third quarter 2012.  This increase was primarily the result of a 0.8% increase in guest count and a 0.3% increase in average guest check which includes 0.5% lift due to approximately $1.0 million of adjustments related to deferred revenue associated with our Red Royalty program.  Net sales for non-comparable restaurants contributed an increase of $5.2 million over the prior year quarter, substantially all of which was attributed to revenue from restaurants opened since the end of the fourth quarter of 2011.

Restaurant revenue for the forty week period ended September 30, 2012, increased $28.0 million, or 4.0%, compared to the forty weeks ended October 2, 2011.  The restaurants in our comparable base experienced a 0.9% increase in revenue from the same period last year, which was driven by a 1.9% increase in average guest check partially offset by a 1.0% decrease in guest count.  Revenue for non-comparable restaurants contributed an increase of $22.0 million in restaurant revenue.

We believe restaurant revenue increases for the twelve and forty weeks ended September 30, 2012 were driven by a combination of our second and fourth quarter 2011 menu price increases, 1.5% and 0.9%, respectively, the nationwide rollout of our tri-fold menu, the Red Royalty loyalty program, as well as the opening of new restaurants since October 2, 2011.

Average weekly sales volumes represent the total restaurant revenue for a population of restaurants in both the comparable and non-comparable category for each time period presented, divided by the number of operating weeks in the period.  Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented.  At the end of the third quarter 2012, there were 312 comparable restaurants.  Non-comparable restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters.  At the end of the third quarter 2012, there were 19 non-comparable restaurants.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, decreased 0.1% and 3.2% for the twelve and forty weeks ended September 30, 2012, respectively.  The twelve and forty week decrease is primarily attributable to the decreased sales at franchise locations.  Our franchisees reported that comparable restaurant sales decreased 0.6% for U.S. restaurants and increased 3.9% for Canadian restaurants for the third quarter of 2012 compared to the third quarter of 2011.  For the forty weeks ended September 30, 2012, our franchisees reported that comparable restaurant sales for U.S. restaurants increased 1.9% and Canadian restaurants increased 4.7% from the forty week period ended October 2, 2011.

Other revenue consists primarily of gift card breakage.  We recognized $0.4 million and $0.3 million, respectively, of gift card breakage for the twelve weeks ended September 30, 2012 and October 2, 2011.  For the forty weeks ended September 30, 2012 and October 2, 2011, we recognized $1.0 million and $1.3 million, respectively, of gift card breakage.  During the first quarter 2011, we recognized $0.4 million of third-party gift card revenue as an initial cumulative program adjustment for gift card sales sold in third party retail locations.

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
Cost of sales	$52,066	$51,688	0.7%	$182,945	$175,599	4.2%
As a percent of restaurant revenue	24.8%	25.5%	(0.7)%	25.3%	25.2%	0.1%

Cost of sales, comprised of food and beverage expenses, are variable and generally fluctuate with sales volume.  For the twelve weeks ended September 30, 2012, cost of sales as a percentage of restaurant revenue decreased 70 basis points compared to the same period in the prior year.  This decrease was driven by decreased costs in cheese, produce, pork, seafood, poultry and canned and dry goods due to lower costs and usage as well as mix shift.  These decreases were partially offset by an increase in commodity costs, in particular, potatoes and ground beef.

For the forty weeks ended September 30, 2012, cost of sales as a percentage of restaurant revenue increased 10 basis points, or $7.3 million, from the forty weeks ended October 2, 2011.  This increase was driven by an increase in commodity costs, including potatoes, ground beef, and fry oil partially offset by a decrease related to lower produce, cheese and poultry costs.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
Labor	$71,729	$68,143	5.3%	$243,410	$235,588	3.3%
As a percent of restaurant revenue	34.2%	33.6%	0.6%	33.6%	33.8%	(0.2)%

Labor costs include restaurant hourly wages, restaurant management salaries, stock-based compensation, variable compensation, taxes, and benefits for restaurant team members.  For the twelve weeks ended September 30, 2012, labor costs as a percentage of restaurant revenue increased 60 basis points.  Contributing to this increase as a percentage of restaurant revenue was a 90 basis point increase in variable compensation, group insurance, and management labor costs, partially offset by a 30 basis point decrease in workers’ compensation and vacation costs.

For the forty weeks ended September 30, 2012, labor as a percentage of restaurant revenue decreased 20 basis points from the forty weeks ended October 2, 2011.  This decrease is driven primarily by a 40 basis point decrease in controllable labor cost and a 30 basis point decrease in payroll taxes and workers’ compensation benefit costs.  These decreases were partially offset by a 50 basis point increase in group insurance costs, merit increases, and variable compensation.

Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
Operating	$28,374	$29,226	(2.9)%	$94,656	$96,968	(2.4)%
As a percent of restaurant revenue	13.5%	14.4%	(0.9)%	13.1%	13.9%	(0.8)%

Operating costs include variable costs such as restaurant supplies and fixed costs such as energy costs and repairs and maintenance.  For the twelve weeks ended September 30, 2012, operating costs as a percentage of restaurant revenue decreased 90 basis points over prior year primarily due to decreases in payment card processing fees resulting from legislative changes, utility and telephone expenses, and restaurant service, maintenance and supply costs.

For the forty weeks ended September 30, 2012, operating costs as a percentage of restaurant revenue decreased 80 basis points, or $2.3 million.  This decrease was primarily due to decreases in payment card processing fees, in supply costs, and a 20 basis point decrease in utility costs.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
Occupancy	$16,309	$15,458	5.5%	$53,213	$50,215	6.0%
As a percent of restaurant revenue	7.8%	7.6%	0.2%	7.3%	7.2%	0.1%

Occupancy costs include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs.  Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but decline as a percentage of restaurant revenue as we leverage our fixed costs.  Fixed rents for the twelve and forty weeks ended September 30, 2012 were $10.5 million and $34.3 million, respectively. Fixed rents for the twelve and forty weeks ended October 2, 2011 were $9.9 million and $32.4 million, respectively.  The increase in occupancy costs as a percent of restaurant revenue over prior year for the twelve and forty week period was primarily due to the increase in fixed rents related to the additional restaurants opened since third quarter 2011.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
Depreciation and amortization	$13,284	$13,006	2.1%	$42,468	$42,751	(0.7)%
As a percent of total revenues	6.2%	6.3%	(0.1)%	5.8%	6.0%	(0.2)%

Depreciation and amortization includes depreciation of capital investments for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense decreased over the prior year periods due, in part, to three and five-year depreciable equipment for restaurants opened in 2008 and 2006 becoming fully depreciated.  Depreciation and amortization as a percentage of revenue for the twelve and forty weeks ended September 30, 2012, decreased due primarily to leverage from higher restaurant sales volumes on these fixed expenses.

Selling, General and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
Selling, general and administrative	$24,469	$22,926	6.7%	$83,920	$79,508	5.5%
As a percent of total revenues	11.5%	11.1%	0.4%	11.4%	11.2%	0.2%

Selling, general and administrative costs include all corporate and administrative functions that support our restaurant operations, our franchise operations, and provide infrastructure to facilitate our future growth.  Components of this category include compensation and benefits of corporate management, supervisory and staff, marketing and media costs, travel, information systems, training, office rent, franchise administrative support, board of directors’ expenses, legal, and professional and consulting fees.  For the twelve weeks ended September 30, 2012, selling, general and administrative costs increased 6.7%, or $1.5 million, due primarily to higher gift card fees to third party vendors, gift card production costs, consulting fees paid for information technology infrastructure changes, and higher stock-based compensation.

For the forty weeks ended September 30, 2012, selling, general and administrative costs increased 5.5%, or $4.4 million, due primarily to increased gift card fees to third party vendors, gift card production, stock-based compensation, and consulting fees paid for information technology infrastructure changes.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	September 30, 2012	October 2, 2011	Percent Change	September 30, 2012	October 2, 2011	Percent Change
Pre-opening costs	$1,250	$622	101.0%	$2,835	$2,799	1.3%
As a percent of total revenues	0.6%	0.3%	0.3%	0.4%	0.4%	0.0%
Average per restaurant pre-opening costs	$229	$254	(9.8)%	$235	$281	(16.4)%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, lease costs incurred prior to opening, and other direct costs related to the opening of new restaurants.  We opened six and eleven company-owned restaurants during the twelve and forty weeks ended September 30, 2012, respectively, compared to two and nine company-owned restaurants during the twelve and forty weeks ended October 2, 2011, respectively.

Asset Impairment

During the third quarter of fiscal 2011, the Company determined that one company-owned restaurant was impaired.  The Company recognized a pre-tax non-cash impairment charge of $1.9 million resulting from the continuing and projected future results of this restaurant, primarily through projected undiscounted cash flows, which indicated impairment.  The Company compared the carrying amount of the restaurant to its fair value as estimated by management.  The impairment charge represents the excess of the restaurant’s carrying amount over its estimated fair value.

Interest Expense, net and other

Interest expense, net and other was $1.1 million and $1.6 million for the twelve weeks ended September 30, 2012, and October 2, 2011, respectively, and $4.2 million and $4.4 million for the forty weeks ended September 30, 2012, and October 2, 2011, respectively.  Interest expense, net for the twelve and forty weeks ended September 30, 2012 decreased over prior year period due primarily to lower average debt balances.  Our weighted-average interest rate was 4.2% and 3.8% for the twelve and forty weeks ended September 30, 2012, versus 3.7% and 2.5%, respectively, for the twelve and forty weeks ended October 2, 2011.

Provision for Income Taxes

The effective income tax rate for the third quarter 2012 tax expense was 25.5% compared to a tax benefit of 21.7% for the third quarter 2011.  The effective income tax rate for the forty weeks ended September 30, 2012 and October 2, 2011 was 24.2% and 7.5%, respectively.  The 2012 effective tax rate increase over prior year is primarily due to higher earnings as well as a decrease in general business tax credits, primarily the FICA Tip Tax Credit, as a percent of current year income before tax.  We anticipate that our full year fiscal 2012 effective tax rate will be approximately 24%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $8.2 million to $26.9 million at September 30, 2012, from $35.0 million at the beginning of the fiscal year. This decrease in our cash position is primarily the net result of:

•                  $39.7 million used for the construction of new restaurants, expenditures for facility improvements, and investments in information technology;

•                  $24.4 million used for debt payments;

•                  $15.7 million used for the purchase of Company stock; and

•                  $3.2 million used for the acquisition of a franchise restaurant; partially offset by

•                  $72.3 million of cash provided by operating activities.

We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including our brand transformation and technology infrastructure initiatives, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long-term strategic initiatives.

Credit Facility.  Borrowings under our credit facility, amended in May 2011, may be used by us for general corporate purposes including, among other uses, to repurchase shares of our capital stock, to continue to finance restaurant construction, and for working capital and general corporate requirements.  The amended credit facility is comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%).  The amended credit agreement also allows us, subject to lender participation, to increase the revolving credit facility or term loan by up to an additional $100 million in the future.  As part of the amended credit agreement, we may also request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility.  The amended credit agreement requires the payment of an annual commitment fee based upon the unused portion of the credit facility.  The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.  Our obligations under the amended credit agreement are secured by first priority liens and security interests in substantially all of our assets, which includes the capital stock of certain subsidiaries.  Additionally, the amended credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

With regard to the term loan facility, we are required to repay the principal amount of the term loan in consecutive quarterly installments which began June 30, 2011, and end on the maturity date of the term loan.  As of September 30, 2012, we had $121.9 million of borrowings outstanding under our term loan, and $8.2 million of standby letters of credit outstanding under our revolving credit facility.  There were no borrowings on the revolving facility.  Loan origination costs associated with the credit facility and the net outstanding balance of costs related to the original and subsequent amendments to the credit facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet.

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”)  to hedge the floating interest rate under the amended and restated credit facility.  The interest rate swap has an effective date of August 5, 2011.  The notional amount of the hedge as of September 30, 2012 is $68.4 million.  In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The notional amount of the hedge will decrease quarterly based on the principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  We are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount.  In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.

Covenants.  We are subject to a number of customary covenants under our credit agreement, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments.  In addition, we are required to maintain two financial ratios: a leverage ratio calculated by dividing our debt outstanding including issued standby letters of credit by the last twelve months’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain non-cash charges that will not result in cash payments in a subsequent period, any prepayment penalties incurred as a result of extraordinary debt extinguishment, certain pre-opening costs, unusual or non-recurring cash losses, net proceeds received from business interruption insurance, pro forma costs savings in connection with an acquisition, divestiture, restructuring or reorganization occurring prior to the time that EBITDA is to be determined, cash or non-cash charges related to restructuring or cost reduction initiatives in an aggregate amount not to exceed a certain threshold, and non-cash gains and non-recurring or unusual cash gains for such period; and a fixed charge ratio calculated as our consolidated cash flow divided by our consolidated debt service obligations.  As of September 30, 2012, we were in compliance with all covenants under our amended credit agreement.

Debt Outstanding. Total debt outstanding decreased $24.9 million to $132.0 million as of September 30, 2012 from $156.9 million at December 25, 2011, primarily due to an early debt payment of $15.0 million in the first quarter 2012 and our scheduled debt repayments of $9.4 million. Our credit agreement matures in 2016.

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants.  A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and historically increases in the minimum wage have directly affected our labor costs.  Also, many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally affected by cost inflation.  We believe that inflation had a material negative effect on our financial condition and results during the third quarter of 2012, due primarily to increased food costs which was partially offset by price increases on our menu.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2012, but it is anticipated that inflation will continue to have a negative impact in fiscal 2012.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement was effective for reporting periods that began on or after December 15, 2011. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.

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

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  Forward-looking statements relate to, among other things: our ability to open and operate additional restaurants in both new and existing markets profitably; our ability to invest in our systems and implement a major overhaul of our data infrastructure; anticipated restaurant operating costs, including commodity and food prices, labor and energy costs, and selling, general and administrative expenses, and the ability to reduce overhead costs and improve efficiencies; expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both Company-owned and franchised); anticipated advertising costs and plans; the success of our advertising and marketing activities and tactics and the effect on revenue and guest counts; future capital deployment strategies including potential share repurchases, capital investment for our brand transformation and technology infrastructure initiatives, and anticipated other expenditures, including the amounts of such capital expenditures; our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, including new restaurant development, and working capital requirements in fiscal year 2012 and beyond; anticipated effective tax rate for 2012; the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs; expectations regarding competition and our competitive advantages; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 25, 2011, filed with the SEC on February 23, 2012.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Under our current credit agreement, we were exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (“ABR”), based on the Prime Rate plus 1.25% to 2.00%, or a LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 2.25% to 3.00%.  The spread, or margin, for ABR and LIBOR loans under the credit agreement is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement.  As of September 30, 2012, we had $53.4 million of borrowings subject to variable interest rates.  A plus or minus 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $534,000 on an annualized basis.

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

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”)  to hedge the floating interest rate under the amended and restated credit facility.  The interest rate swap has an effective date of August 5, 2011.  The notional amount of the hedge as of September 30, 2012 is $68.4 million.  In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The notional amount of the hedge will decrease quarterly based on the principal term loan payments, and will expire on June 30, 2015 with a notional hedge amount of $50.6 million.  We are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount.  In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. This hedge is highly effective and there were no gains or losses related to hedge ineffectiveness recognized in earnings during the forty weeks ended September 30, 2012.  As of September 30, 2012, the $418,000 unrealized loss, net of taxes, on the cash flow hedging instrument is reported in accumulated other comprehensive loss. Refer to Note 9, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012.  Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2011, filed with the SEC on February 23, 2012. There have been no material changes to our Risk Factors disclosed in our 2011 Annual Report on Form 10-K.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 30, 2012, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during third quarter 2012.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 9, 2012 - August 5, 2012	159,336	$29.30	506,588	$35,320,372
August 6, 2012 - September 2, 2012	97,469	$30.58	604,057	$32,339,577
September 3, 2012 - September 30, 2012	9,509	$30.94	613,566	$32,045,358
Pursuant to Publicly Announced Plans or Programs (2)	266,314	$29.83

July 9, 2012 - August 5, 2012 (3)	169	$28.93	—	—
September 3, 2012 - September 30, 2012 (3)	4,522	$32.83	—	—
	4,691	$32.69
For the Quarter Ended September 30, 2012	271,005

(1)                The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.

(2)                On October 26, 2011, the Company’s board of directors re-authorized a repurchase of up to $50.0 million of the Company’s common stock.  Under this authorization, repurchases of our common stock may be made from time to time in open market transactions and through privately negotiated transactions. This program is scheduled to expire on December 31, 2012. This authorization may be further modified, suspended or terminated at any time. The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including market conditions, legal constraints and available cash or other sources of funding.  Since October 26, 2011, the Company has purchased 613,566 shares for a total of $18.0 million.  As of September 30, 2012, there was $32.0 million remaining under the current board authorization for future stock repurchases.

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

101

The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 25, 2011; (ii) Condensed Consolidated Statements of Operations for the twelve and forty weeks ended September 30, 2012 and October 2, 2011; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended September 30, 2012 and October 2, 2011; and (v) the Notes to Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

November 2, 2012	/s/ Stuart B. Brown
(Date)	Stuart B. Brown
Chief Financial Officer