Form 10-K
period 2012-12-30
RED ROBIN GOURMET BURGERS INC
filed 2013-02-28
CIK 1171759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34851

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $444.3 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

         There were 14,025,364 shares of common stock outstanding as of February 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2013 annual meeting of stockholders.

 RED ROBIN GOURMET BURGERS, INC.

TABLE OF CONTENTS

 PART I

ITEM 1.    Business

Overview

        Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to guests of all ages. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc., and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to "Red Robin," "we", "us", "our", and the "Company" refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. For the 53-week fiscal year 2012, we generated total revenues of $977 million. As of the end of our fiscal year on December 30, 2012, the Red Robin system included 472 restaurants, of which 339 were Company-owned, and 133 were operated under franchise agreements with 19 franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchise and Licensing Arrangements" for additional information about our franchise program. As of December 30, 2012, there were Red Robin® restaurants in 42 states and two Canadian provinces.

Business Strategy

        We believe in delivering great experiences for our guests and team members, which we believe will lead to operating and financial results greater than our casual dining peers. Our mission is to be the everyday oasis for families and guests of all ages who want to enjoy craveable gourmet burgers in a fun, energetic environment with attentive and friendly service. We have identified and continue to examine opportunities that will drive strong financial performance through increasing guest traffic and revenue, improving operational efficiencies and expense management, and expanding our restaurant base. We have built key short and long-term strategies and initiatives around these opportunities, as well as optimizing returns through allocation of our capital. These objectives include:

  •
  Increasing guest traffic and revenue.  We have developed initiatives to increase guest traffic and sales in our restaurants through greater frequency of visits, increasing our average guest check through selling incremental sales and items expansion of sales during off-peak hours. See "Marketing and Advertising" below for additional information about our marketing strategy and initiatives.

  •
  Improving operational efficiencies and expense management.  We continue to focus on managing our expenses in the operation of our restaurants and in our selling, general and administrative functions. Our restaurant operating costs include food and other commodities, labor cost and benefits, restaurant supplies, utilities, occupancy, and other operating costs. Macroeconomic and other external factors, such as commodity and other price increases have historically resulted in upward trends in these costs. We have been implementing multiple programs to mitigate the impact of these external factors, including evaluation of our distribution and supply chain relationships, labor productivity improvement efforts, utility management systems and initiatives to streamline operational processes. We are in the process of implementing a major overhaul of our data infrastructure, including the replacement of several key operational and financial systems. We will continue these initiatives and examine additional opportunities to reduce overhead costs and improve efficiencies throughout our organization as part of our ongoing cost management efforts.

  •
  Expanding our footprint.  We are focused on disciplined deployment of capital to both grow the brand and to maximize long-term shareholder returns by optimizing the return on our capital investments. Capital allocation decisions include the evaluation of new development opportunities, including the appropriate mix of franchised and Company-owned units; a mix of our traditional size and smaller prototype restaurants; testing of our Red Robin's Burger Works® format; markets and sizes of restaurants; redevelopment or refurnishing options; share repurchases; and optimizing our financial structure. Additionally, we opened 14 new Company-owned restaurants during fiscal year 2012, including four of our limited service non-traditional prototype, Red Robin's Burger Works®. We plan on opening 20 new Company-owned restaurants in 2013 including both full-service and Red Robin's Burger Works® restaurants.

Restaurant Concept

        The Red Robin brand has many desirable attributes, including a strong values-based and guest-focused culture, a talented team and a passionate desire to win. Red Robin was founded on four core values: Honor, Integrity, Continually Seeking Knowledge and Having Fun. These core values form the foundation for how we treat our team members, guests, and communities.

        Our menu features our signature product, the gourmet burger, which we make from premium quality ground beef; and other sandwiches made from chicken breasts, fish filets, turkey patties, as well as vegetarian and vegan burger sandwich options. We offer a wide selection of buns—including ciabatta, brioche, gluten free, sesame, onion and whole grain buns, jalapeno roll and marbled rye—with a wide variety of toppings—including fresh guacamole, barbeque sauce, grilled pineapple, crispy onion straws, sautéed mushrooms, fried jalapenos, bruschetta salsa, coleslaw and dill pickle slices, eight different cheeses, and a fried egg. In addition to gourmet burgers and chicken sandwiches, which accounted for approximately 46% of our total food sales in 2012, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers, sweet potato fries, salads, soups, pastas, seafood, other entrees, desserts, and the Company's signature Mad Mixology® alcoholic and non-alcoholic specialty beverages. All of our gourmet burgers and sandwiches are served with our all-you-can-eat Bottomless Steak Fries®. In addition, we specialize in offering items our guests can order or modify to meet their dietary needs and preferences.

        We believe in giving our guests the "gift of time." All of Red Robin's menu items are designed to be delivered to guests in a time-efficient manner to accommodate the guests' timetable. Our service sequence is designed to consistently prepare every menu item in less than eight minutes, which allows guests to enjoy time-efficient lunches and dinners. To accommodate these guests, we strive to provide guests with a 37-minute dining experience at lunch and a 42-minute dining experience at dinner. However, we strive to offer our guests a choice of experiences and occasions from time-pressured occasions to a place to relax and unwind with friends. Red Robin also has an unparalleled and extraordinary approach to guest service using Unbridled Acts®. We have catalogued thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members. Many examples of our Unbridled Acts® can be found on our website, www.redrobin.com. We encourage our team members to execute on the aspects of service that we have identified to be our biggest drivers of our guest loyalty.

        We also strive to provide our guests with exceptional dining value. In 2012, we had an average check per guest of approximately $11.73, including beverages. We believe this price-to-value relationship, our limited time offers ("LTO") featuring innovative gourmet burgers, salads, and sandwiches, and our Red's Tavern Double platform offering everyday value starting at $6.99 differentiate us from our competitors, and allows us to appeal to a broad base of consumers with a wide range of income levels. A low average guest check, combined with swift service and a family-friendly atmosphere further differentiates us from many other casual dining restaurants.

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

        Restaurant managers are required to complete a training program in one of our certified training restaurants that includes guest service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain ongoing training with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available and prepared for future restaurant openings and to fill open management positions. We conduct semi-annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference during which our general managers receive additional training in areas such as on leadership, food safety, management systems, hospitality, and other relevant topics.

        For new restaurants, team members complete a training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. We also continue to enhance our manager training curriculum to better prepare new managers for the challenging environment that a new restaurant creates so they can confidently execute our processes, systems, and values.

        Prior to opening a new restaurant, our training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team remains on-site for a period after the opening of the restaurant while an additional team of training support also arrives during the first week of operation for several weeks of on-site support.

Quality Control and Purchasing

        Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply from acquisition through preparation and service. We provide detailed specifications for our food ingredients, products, and supplies to our suppliers. We inspect specific qualified manufacturers and growers. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association's ServSafe program. Minimum cooking and cooling procedures and frequent temperature and quality assurance checks ensure the safety and quality of burgers and other ingredients we use in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products and supplies, and, accordingly, orders from approved suppliers and distributors. The restaurant management team inspects all deliveries to ensure that the items received meet our quality specifications. Additionally, we utilize the services of a third-party company to perform comprehensive food safety and sanitation inspections in all Red Robin® restaurants.

        To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products and supplies, our centralized purchasing team generally negotiates fixed price agreements with terms between one month and two years and formula based pricing agreements which can vary depending on changes in commodity pricing. Ground beef represented approximately 14% of our cost of goods in 2012 and chicken represented approximately 10% of our cost of goods. In 2013, our ground beef prices are expected to be based on market prices and are expected to be 8 to 10% higher than prices in 2012. Our contracts for chicken are generally fixed price contracts with multiple suppliers and varying contract durations. In addition, we have entered into supply agreements for our steak fries, fry oil, ketchup and select other commodities at prices that are on average slightly above 2011 levels. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, we have not experienced significant disruptions in our supply chain.

Restaurant Development

        Red Robin seeks to grow its restaurant base prudently considering a number of factors including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets and the availability of teams to manage new locations. We believe that site selection is critical to our success and thus we devote substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas and specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic, and high visibility. Over the past three years, we have opened a total of 38 new restaurants, acquired one restaurant and closed six restaurants.

        In 2011, we introduced Red Robin's Burger Works®, a smaller non-traditional prototype with a limited menu and limited service that we are developing in order to serve the needs of our guests in markets where full-sized sites are not available, such as urban areas and other non-traditional sites. We expect most Red Robin's Burger Works® locations to range between 1,800 and 2,500 square feet. We have opened five Red Robin's Burger Works® locations since November 2011 and we continue to evaluate the success of this non-traditional prototype and its markets in order to determine future growth plans.

        Additionally, in 2012, we introduced a new, mid-sized prototype of our full service restaurant which is approximately 4,000 square feet. During 2013, the Company expects to open 20 new Company-owned restaurants, including up to five Red Robin's Burger Works®. The average cost of a full-sized 5,800 square foot Red Robin is approximately $1.8 to $2.0 million depending on location (stand alone, mall or in-line retail) assuming it is a leased location.

Restaurant Franchise and Licensing Arrangements

        As of December 30, 2012, we had 19 franchisees that were operating 133 restaurants in 21 states and two Canadian provinces. In 2012, our franchisees closed or sold four restaurants. We expect that our franchisees will open up to four new restaurants in 2013. Our two largest franchisees own 21 restaurants located in Michigan and Ohio and 19 restaurants in eastern Pennsylvania, respectively.

        While we have not actively sought or sold new franchises in recent years, we are reviewing opportunities to expand our franchise program which, long term, may include development of new franchises and new geographic regions; optimize our mix of company owned restaurants and franchised restaurants; and work with our existing franchisees to open new franchised restaurants where there are attractive development opportunities.

        Our typical franchise arrangement consists of an area development agreement ("ADA") and a separate franchise agreement for each restaurant. Our current form of ADA grants the franchisee the exclusive right to develop restaurants in a defined area over a defined term, which is usually five years. Upon execution of the ADA, a franchisee pays us a $10,000 development fee for each restaurant the franchisee agrees to develop. At this time, we have only one ADA with one franchisee, under which the franchisee is obligated to develop two more restaurants. For existing franchisees that do not have a current ADA, we may negotiate individually the terms under which they may develop additional restaurants.

        When a franchisee opens a new restaurant, we collect a franchise fee of $25,000, which is in addition to the development fee we collect from the franchisee under the ADA. The franchise agreement for the restaurant authorizes the franchisee to operate the restaurant using our trademarks, service marks, trade dress, operating systems, recipes, manuals, processes, and related items. The franchise agreement typically grants the franchisee an initial term of 20 years and the option to extend the term for an additional 10 years provided the franchisee satisfies certain conditions.

        We recognize area development fees and franchise fees as income when we have performed all of our material obligations and initial services, including assistance in developing and opening the restaurant, related to each fee or when the ADA terminates with unused fees for undeveloped restaurants. Until earned, we account for these fees as an accrued liability. Our standard form of franchise agreement requires the franchisee to pay a royalty fee equal to 4.0% of adjusted gross restaurant sales. However, certain franchisees pay royalty fees ranging from 3.0% to 3.5% of adjusted gross restaurant sales under agreements we negotiated with those franchisees in prior years.

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

        We also utilize centralized financial, accounting, and human resources/personnel systems for Company-owned restaurants. In addition, we use an operations scorecard to integrate data from our centralized systems with the distributed information managed in our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins and other results.

        In order to increase efficiency and operational capabilities, we have committed to a significant capital investment to upgrade and expand some of these systems. In 2013, we will continue to invest in our systems as we implement a major overhaul of our data infrastructure, including the replacement of several key operational and financial systems.

        We accept electronic payment cards from our guests for payment in our restaurants. We also receive and maintain certain personal information about our guests and team members. We have systems and processes in place that focus on the protection of our guests' credit card information and other private information that we are required to protect, such as our team members' personal information. We have taken a number of steps to prevent the occurrence of security breaches in this respect. Our systems have been carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned stores, we are required to maintain the highest level of Payment Card Industry ("PCI") Data Security Standard compliance at our corporate offices and Company-owned stores. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers' credit card and other personal information. Our credit card security practices and systems are certified as compliant with the PCI Data Security Standard annually by an independent, qualified security assessor.

        We also engage other security assessors and auditors to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from guests and team members.

Marketing and Advertising

        We build brand equity and awareness primarily through national marketing, including national cable, digital, social media programs, email and public relations initiatives. These programs are funded primarily through cooperative creative development and national media advertising funds.

        In recent years, we have undertaken significant market research initiatives to gain feedback and perceptions in order to help inform our business decisions. Among other things, we use a guest satisfaction tool in all restaurants that provides immediate feedback from guests, via the Internet or by phone, on their experiences. Restaurant managers use this information to help them identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our national brand equity scores and business drivers among both current and potential guests, and we track the frequency and purchase behavior of guests who are members of our Red Robin Royalty™ loyalty program. In 2012, we began testing our brand transformation program to enhance our service, menu, food presentation and other guest experiences. The goal of the brand transformation is to maintain our position as a go-to place for families while attracting more visits from adult guests dining together.

        A key focus for us continues to be delivering innovative flavor combinations consistent with our gourmet burger positioning and doing so at an everyday value to our guests. Our 2012 marketing strategy included the launch of our Tavern Double platform for an everyday value starting price of $6.99 as well as limited time offers supported by national television advertising. All were supported with in-restaurant marketing materials. For 2013, we will be introducing a new advertising campaign and moving to new media planning and buying strategy to provide greater impact.

Team Members

        As of December 30, 2012, we had 22,342 employees, to whom we refer as team members, consisting of 22,043 team members at Company-owned restaurants and 299 team members at our corporate headquarters and field offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

        We support our team members by offering competitive wages and benefits for eligible team members, including medical and other insurance, an employee stock purchase plan and equity-based awards for eligible corporate and operations employees at the director level and above. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement. At certain levels, we also offer performance-based incentives tied to sales, profitability, certain qualitative measures, and/or length of service.

Executive Officers

        The following table sets forth information about our executive officers:

Name	Age	Position
Stephen E. Carley	60	Chief Executive Officer
Eric C. Houseman	45	President and Chief Operating Officer
Stuart B. Brown	47	Senior Vice President and Chief Financial Officer
Todd A. Brighton	55	Senior Vice President and Chief Development Officer
Annita M. Menogan	58	Senior Vice President, Secretary and Chief Legal Officer
Denny M. Post	55	Senior Vice President and Chief Marketing Officer
Chris Laping	40	Senior Vice President and Chief Information Officer

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

Competition

        The restaurant industry is highly competitive. We compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants. The number, size and strength of competitors vary by region, concept, market and even restaurant. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. In particular, we face competition from concepts focused on the sale of hamburgers, including quick service and fast casual. Many of these concepts are expanding faster than us and are penetrating both geographic and demographic markets that we target as well. Moreover, many of these concepts compete with smaller-sized building units, which allow them greater flexibility in site selection and market penetration.

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

Trademarks

        We have a number of registered trademarks and service marks, including the Red Robin®, Red Robin Gourmet Burgers®, Red Robin America's Gourmet Burgers & Spirits®, Red Robin's Burger Works®, "YUMMM®", Red Robin Gourmet Burgers and Brews™ and Red Robin Royalty™ names and logos. We have registered or filed applications for trademarks for these marks, among others, with the United States Patent and Trademark Office and in Canada, and we have applied to register various trademarks in certain other international jurisdictions.

        In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other intellectual property rights have significant value and are important to our brand building efforts and the marketing of our restaurant concept.

Government Regulation

        Our restaurants are subject to licensing and regulation by state and local health, safety, fire, and other authorities, including licensing requirements and regulations for the sale of alcoholic beverages and food. To date, we have been able to obtain and maintain all necessary licenses, permits, and approvals. The development and construction of new restaurants is subject also to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, health care and benefits, workers' compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct. Federal, state and local government agencies have established or are in the process of establishing regulations requiring that we disclose to our guests nutritional information regarding the items we serve.

Available Information

        We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission ("SEC") filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

Forward-Looking Statements

        Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Annual Report on Form 10-K, principally in the sections captioned "Business," "Legal Proceedings," "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements relate to, among other things:

  •
  our business objectives and strategic plans, including the strength of our long-term growth and profit, expense management and operational efficiency and capital deployment opportunities;

  •
  our ability to attract new guests and retain loyal guests, and our initiatives targeted at adult guests;

  •
  any future price increases, and their effect on our revenue and profit;

  •
  our ability to invest in our information technology systems and implement a major overhaul of our data infrastructure including the replacement of several key operational and financial systems;

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

  •
  anticipated advertising costs to support 2013 marketing activities and tactics, including our Red Robin Royalty™ program and the effect on revenue and guest counts;

  •
  future capital deployment strategies and the amounts of capital expenditures, including potential share repurchases, and new restaurant development;

  •
  our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, and working capital requirements in fiscal year 2013 and beyond;

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

        In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income; consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company's ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

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

        We continue to evolve our business improvement initiatives that are designed to both improve the Company's results in the short term and create sustainable growth in the long term. These initiatives continue to focus on enhancing our guest experience to increase top line revenue, improving operating efficiency and expense management, and growing our restaurant base through new company-owned restaurants. They include our initiatives to elevate our guest experience with enhancements to our brand and to upgrade our information technology systems, and the development of varying size restaurant prototypes to expand our ability to grow our restaurant base. While many of these initiatives have been implemented in various stages and are generating positive results, there is no assurance that these initiatives and the projects undertaken to accomplish such initiatives will continue to be successful, or that the Company has, or will have sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them.

Our marketing and branding strategies to attract, engage and retain our guests may not be successful, which could negatively affect our business.

        We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage and retain customers. Our unique loyalty program, "Red Robin Royalty™" has experienced some success in driving sales and guest counts by providing loyal guests with various incentives and rewards for repeat visits. We also intend to continue our focus on serving families while targeting adult occasions, and to grow beverage and food sales, including alcoholic beverages, appetizers, and desserts, through menu and service enhancements. We do not have any assurance that our marketing strategies will be successful. If new advertising, modified branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales we expect and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and have successfully used similar national marketing strategies, including more extensive media usage, and we may not be able to successfully compete against those established programs.

        As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. There are a variety of risks associated with the use of social media, including the improper disclosure of proprietary information, negative comments about the Company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or team members could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Our success depends on our ability to effectively compete in the restaurant industry to attract and retain guests.

        Competition in the restaurant industry is intense and barriers to entry are low. Our competitors include a large and diverse group of restaurants in all segments ranging from quick serve and fast casual to "polished casual" and those verging on fine dining. These competitors range from independent local operators that have opened restaurants in various markets, high growth targeted "better" burger concepts in the quick serve and fast casual space, to the well-capitalized national restaurant companies. Many of these concepts have already captured segments of the market that we are targeting, such as adult-only occasions, and are expanding faster than we are, penetrating both desirable geographic and demographic markets. Many of our competitors are well established in the casual dining market segment and some of our competitors have substantially greater financial, marketing, and other resources than we have. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract guests.

        We also compete with other restaurants and retail establishments for real estate and attractive locations. These concepts often require smaller building units, which may provide them with greater flexibility in site selection and market penetration. We are testing smaller prototype restaurants and formats to improve our competitive position. There is no assurance that these smaller prototypes will successfully compete with other restaurant concepts.

Uncertainty regarding the continued weakness in the economic environment may negatively affect consumer spending and guest visits, which may negatively affect our revenues and our results of operations and may continue to do so in the future.

        Continued uncertainty regarding economic conditions and the rate of economic recovery affects the restaurant industry, and may negatively affect the results of operations and financial condition of the Company and its customers, distributors, and suppliers. These conditions include continued unemployment, weakness and lack of consistent improvement in the housing markets; downtrend or delays in residential or commercial real estate development; volatility in financial markets; inflationary pressures; and reduced consumer confidence. As a result, our guests may continue to remain apprehensive about the economy and maintain or further reduce their level of discretionary spending. This could affect the frequency with which our guests choose to dine out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. We believe there is a risk that prolonged negative or uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis, which would have a negative effect on our business. Moreover, our restaurants are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our restaurants could negatively affect our restaurant sales.

Our operations are susceptible to the changes in cost and availability of food which could negatively affect our operating results.

        Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our food costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of fiscal year 2012, approximately 40% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during fiscal year 2013. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse affect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.

Price increases may negatively affect guest visits.

        We may make future price increases, primarily to offset increased costs and operating expenses. While we have not experienced significant consumer resistance to our price increases in the past, we cannot provide assurance that any future price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits, or affect their purchasing decisions.

Changes in consumer preferences could negatively affect our results of operations.

        The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of significant advertising and food discounting could influence our guests' dining choices. One of our strategies moving forward is to shift to a balance between our legacy of being family-friendly and adult-focused guest experiences, referencing our legacy. There is no assurance that this shift will be successful or that it will not negatively affect our family guest experience.

        Further, changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels, and the effect on consumer eating habits of new information regarding diet, nutrition and health. New laws requiring additional nutritional information to be disclosed on our menus, changes in nutritional guidelines issued by the federal government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, or academic studies, among other things, may affect consumer choice and cause consumers to significantly alter their dining choices in ways that adversely affect our sales and profitability.

We are dependent on information technology to operate our business. If we are unable to successfully complete the implementation of our upgraded information technology systems, or there is a material failure in such systems, we may not receive the benefits of this technology could negatively impact or impair our business operations and profits could be negatively affected, and our systems may be inadequate to support our future growth strategies.

        We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of-sale systems, marketing programs, employee engagement, supply chain management, and various other processes and transactions. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties.

        In order to increase efficiency and operational capabilities and to support growth, we committed to a significant capital investment to upgrade and expand our information technology systems and services. If the expansion and stabilization of such systems and services, which are currently underway, are materially delayed, unsuccessful or otherwise do not accomplish our intended goals, our operations could be significantly affected, and, among other things, our ability to efficiently manage or scale material functions in our operations could be impaired. Despite the significant capital investment to upgrade the systems and services identified above, these new systems and services may be insufficient to achieve or continue to achieve the expected results. These systems and our business needs will continue to evolve and require upgrading and maintenance over time, consequently requiring additional significant future commitments of resources and capital.

The failure of or security breach involving our information technology systems could interrupt our business, damage our reputation and negatively affect our operations and profits.

        Our information technology systems, communication systems and electronic data could be subject or vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, unauthorized data breaches or other attempts to harm our systems. A failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure cyber network could result in interruption to our services, adversely affect our reputation, and negatively impact our results of operations.

        Moreover, we accept electronic payment cards from our guests for payment in our restaurants. We also receive and maintain certain personal information about our guests and team members. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. If we experienced a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could adversely affect our reputation and our results of operations, and could result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised.

        Because of the number of credit card transactions processed in our Company-owned stores, we are required to maintain the highest level of Payment Card Industry ("PCI") Data Security Standard compliance at our corporate offices and Company-owned stores. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept, or lose our ability to accept those payment cards. Our franchisees are separate businesses that have different levels of compliance required depending on the number of credit card transactions processed. If any failure by them to maintain the appropriate level of PCI compliance negatively impacts their business operations, we could face a loss of or reduction in royalties or other payments they are required to remit to us.

Expanding our restaurant base is critical to our long-term growth, and our ability to open and profitably operate new restaurants is subject to factors beyond our control.

        Our initiatives include a focus on continued growth of our restaurant base through new company-owned restaurants. The expansion of our restaurant base depends in large part on our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants, or the inability to profitably operate them once opened, could materially and adversely affect our planned growth. The success of our expansion strategy and the success of new restaurants depends upon numerous factors, many of which are beyond our control, including the following:

  •
  improvement in the unstable, macroeconomic environment nationally and regionally that affects restaurant-level performance and influences our decisions on the rate of expansion, timing, and the number of restaurants to be opened;

  •
  identification of and ability to secure an adequate supply of available and suitable restaurant sites;

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

        New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants in the comparable restaurant base. Although the average unit volumes and restaurant level profit margins have performed well on average in recent years, there is no assurance that new restaurants will continue to experience such successes, given the uncertain state of the economy. Our restaurants are currently taking approximately six months or more to reach normalized operating levels due to inefficiencies typically associated with new restaurants. These include operating costs, which are often significantly greater during the first several months of operation and fluctuating guest counts. Further, there is no assurance that our less mature restaurants will attain operating results similar to those of our existing restaurants.

The large number of Company-owned restaurants concentrated in the western United States makes us susceptible to changes in economic and other trends in that region and restaurant expansion in our existing markets could erode sales of our existing restaurants.

        As of December 30, 2012, a total of 159 or 46.9% of all Company-owned restaurants, representing 52.7% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho and Washington). As a result, we are particularly susceptible to negative trends and economic conditions in this region, including its labor market. In recent years, California, Arizona and Nevada have been more negatively affected by the housing downturn and the overall economic recession than other geographic areas. As a result of the economic recession, we had a more substantial decline in guest traffic at our restaurants in the western United States, which has had a negative effect on our operations as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.

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

        Moreover, our business fluctuates seasonally. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.

Decreased cash flow from operations, or an inability to access credit could negatively affect our business initiatives or may result in our inability to execute our revenue, expense and capital deployment strategies.

        Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit agreement. Our capital deployment strategies include but are not limited to repurchases of our stock, paying down debt, new restaurant development, our brand transformation initiative, investment in advertising, and franchise expansion. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenues could affect our ability to borrow or comply with our covenants under our credit facility. Moreover, any repurchase by us of our shares of common stock will further reduce cash available for operations and future growth, as well as debt repayment.

Our franchisees could take actions that could harm our business, expose us to liability or damage our reputation.

        Franchisees are independent entities and are not our employees, partners, or affiliates. We share with our franchisees what we believe to be best practices in the restaurant industry; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. In addition, as independent businesses, franchisees may not be required to comply with the same levels of business or regulatory compliance that we are. While we try to ensure that the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot provide assurance that our franchisees will avoid actions that negatively affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation and the image and reputation of other franchisees may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate these restaurants according to our standards.

        Further, we are subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Failure to comply with these laws and regulations could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.

Our future success depends on our ability to protect our intellectual property.

        Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin®, Red Robin Gourmet Burgers®, Red Robin America's Gourmet Burgers & Spirits®, Red Robin's Burger Works®, "YUMMM®", Red Robin Gourmet Burgers and Brews™ and Red Robin Royalty™ names and logos. We have registered or filed applications for trademarks for these names and logos, among others, with the United States Patent and Trademark Office and in Canada, and we have applied to register various trademarks in certain other international jurisdictions. Our trademarks could be infringed in ways that leave us without redress, such as by imitation or by filings by others in jurisdictions where we are not currently registered. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Consequently, our business could be negatively affected and less profitable if we are unable to successfully defend and protect our intellectual property.

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

        Our business is subject to various federal, state, and local government laws and regulations, including, among others, those relating to our employees, public health and safety, food safety, nutritional disclosure, alcoholic beverage control, public accommodations, health care reform, and financial and disclosure reporting and controls. These laws and regulations continually evolve and change. We may fail to maintain compliance with all laws and regulations despite our best efforts. Changes in applicable laws and regulatory requirements, or failure to comply with them could result in, among other things, increased exposure to litigation, administrative enforcement actions or governmental investigations or proceedings; revocation of required licenses or approvals; fines; and civil and criminal liability. These negative consequences could increase the cost of or interfere with our ability to operate our business and execute our strategies.

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

The effect of changes to healthcare laws in the United States may increase the number of employees who chose to participate in our healthcare plans, increase our healthcare costs and negatively impact our financial results.

        Currently, many of our eligible employees choose not to participate in our Company sponsored healthcare plans for various reasons. However, eligible employees who currently choose not to participate in our healthcare plans may find it more advantageous to do so when changes to healthcare laws in the United States become effective in 2014. Such changes include potential penalties to persons for not obtaining healthcare coverage and ineligibility for certain healthcare subsidies under various circumstances. If a large portion of currently eligible but nonparticipating employees choose to enroll when or after the law becomes effective, it may significantly increase our healthcare coverage costs and negatively impact our financial results.

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

        We own real estate for 31 Company-owned restaurants located in Arizona (3); Arkansas (2); California (1); Colorado (3); Georgia (1); Illinois (1); Indiana (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (5); Pennsylvania (3); Virginia (4); and Washington (2). In addition, we own a property in Texas which we lease to others.

        Our corporate headquarters are located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2018. We opened a test kitchen and training facility in 2011 located in Englewood, Colorado. We occupy this facility under a lease that expires August 31, 2018.

        Our traditional prototype restaurant is a freestanding building averaging approximately 5,800 square feet and approximately 200 seats. In 2012, we introduced a new, mid-sized prototype of our full service restaurant which is approximately 4,000 square feet. We typically operate our restaurants under ground leases for land on which we build our restaurants. However, we also have begun to develop restaurants using in-line, end cap, and mall locations in addition to our conversions of existing restaurant and other retail structures. Our non-traditional prototype, Red Robin's Burger Works®, allows Red Robin to develop projects in high foot traffic and non-traditional locations such as urban areas/downtowns, stadiums, military bases and airports, as well as in regional retail centers. The typical Red Robin's Burger Works® prototype is between 1,800 and 2,500 square feet, with approximately 50 seats.

ITEM 3.    Legal Proceedings

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

	Sales Price
	High	Low
2012
4th Quarter	$35.13	$27.18
3rd Quarter	34.21	27.80
2nd Quarter	37.49	28.26
1st Quarter	37.98	27.36
2011
4th Quarter	$29.59	$21.68
3rd Quarter	39.32	23.58
2nd Quarter	38.58	26.78
1st Quarter	28.11	20.23

        As of February 21, 2013, there were approximately 152 registered owners of our common stock.

Dividends

        We did not declare or pay any cash dividends on our common stock during 2011 and 2012. We currently anticipate that we will retain any future cash flow to fund our operations and expansion of our business, to pay down debt or to repurchase stock. In addition, our credit agreement may limit us from declaring or paying any dividends or making any other repurchases on any of our shares in an aggregate amount not to exceed $50 million and are subject to our leverage ratio. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our credit agreement may also limit our ability to engage in stock repurchases.

        Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 30, 2012, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company's purchases of its own common stock during fourth quarter 2012.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2012 - October 28, 2012	133,747	$29.93	747,313	$28,042,686
October 29, 2012 - November 25, 2012	112,236	31.35	859,549	24,524,278
November 26, 2012 - December 30, 2012	35,294	31.97	894,843	23,395,938

Pursuant to Publicly Announced Plans or Programs(2)	281,277

October 1, 2012 - October 28, 2012(3)	72	$32.00	—	—
October 29, 2012 - November 25, 2012(3)	142	32.90	—	—

	214	32.60
For the Quarter Ended December 30, 2012	281,491

(1)
The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods.

(2)
On October 26, 2011, the Company's board of directors re-authorized a repurchase of up to $50.0 million of the Company's common stock. This authorization expired on December 31, 2012. Between October 26, 2011 and December 30, 2012, the Company purchased 894,843 shares for a total of $26.6 million under the authorization. On November 15, 2012, the Company's board of directors re-authorized a repurchase of up to $50 million of the Company's common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company's board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

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

		Fiscal Years
	12/31/2007	2008	2009	2010	2011	2012
Red Robin Gourmet Burgers, Inc.	$100.00	$52.61	$55.95	$67.11	$86.59	$110.32
Russell 3000	100.00	62.27	79.38	92.30	92.71	107.26
Bloomberg U.S. Full Service Restaurant Index	100.00	61.96	99.57	140.94	140.84	162.24

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.

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

	Fiscal Year Ended
	2012	2011	2010	2009	2008(1)
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(in thousands, except per share data)
Statement of Income Data:
Revenue:
Restaurant revenue	$960,994	$898,842	$846,389	$828,031	$854,690
Total revenues	977,132	914,850	864,269	841,045	869,215
Total costs and expenses(2)(3)(4)	931,923	886,849	854,536	813,104	824,025
Income from operations	45,209	28,001	9,733	27,941	45,190
Net income	28,331	20,577	7,299	17,599	27,126
Earnings per share
Basic	$1.97	$1.36	$0.47	$1.14	$1.70
Diluted	$1.93	$1.34	$0.46	$1.14	$1.69
Shares used in computing earnings per share
Basic	14,411	15,122	15,536	15,392	15,927
Diluted	14,669	15,357	15,709	15,504	16,047
Balance Sheet Data:
Cash and cash equivalents	$22,440	$35,036	$17,889	$20,268	$11,158
Total assets	597,132	592,976	579,257	600,095	609,737
Long-term debt, including current portion	134,995	156,931	158,522	191,334	222,572
Total stockholders' equity	306,919	294,698	300,661	288,622	268,908
Cash Flow Data:
Net cash provided by operating activities	$94,379	$95,697	$70,613	$90,615	$91,164
Net cash used in investing activities	(63,305)	(43,355)	(35,060)	(49,548)	(113,124)
Net cash (used in) provided by financing activities	(43,670)	(35,195)	(37,932)	(31,957)	20,204
Selected Operating Data:
Net sales per square foot in Company-owned restaurants	$453	$448	$431	$428	$484
Average annual comparable restaurant net sales volumes(5)(6)(7)	$2,908	$2,777	$2,718	$2,750	$3,155
Total operating weeks(8)	17,607	16,635	16,112	15,701	14,319
Company-owned restaurants open at end of period	339	327	314	306	294
Franchised restaurants open at end of period	133	137	136	133	129
Comparable restaurant net sales increase (decrease)(5)(6)(7)	1.1%	2.3%	(0.4)%	(11.5)%	(1.8)%

(1)
Fiscal year 2008 reflects the acquisition of 16 franchised restaurants.

(2)
Fiscal year 2011 reflects significant and infrequent pre-tax charges of $1.4 related to executive transition and pre-tax non-cash asset impairment charges of $4.3 million related to the impairment of three restaurants.

(3)
Fiscal year 2010 reflects a significant and infrequent pre-tax charge of $2.6 million related to the retirement of the Company's chief executive officer and appointment of a new chief executive officer. Fiscal year 2010 also includes a pre-tax non-cash asset impairment charge of $6.1 million related to the impairment of four restaurants.

(4)
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

(7)
Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2012 were calculated on a 53-week basis.

(8)
Total operating weeks represent the number of weeks that the Company-owned restaurants are opened during the reporting period.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily develops, operates and franchises casual-dining restaurants with 472 locations as of December 30, 2012, the Company's fiscal year end. The Company operated 339 Company-owned restaurants located in 33 states comprised of 334 casual dining locations and five Red Robin's Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also franchises restaurants, of which there were 133 restaurants in 21 states and two Canadian provinces as of December 30, 2012.

        The Company operates its business as one operating and one reportable segment.

        Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.

        Our discussion for the year ending December 30, 2012 refers to a 53-week period with the fifty-third week falling in the fourth quarter. The fiscal years ending December 25, 2011 and December 26, 2010 each had 52 weeks.

        The following summarizes the operational and financial highlights of fiscal year 2012:

  •
  Impact of Fifty-third Week.  The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however we experience a fifty-third week once every five or six years. In fiscal 2012, the fifty-third week added approximately $21 million to net restaurant sales, $3.1 million to net income and $0.21 to diluted earnings per share.

  •
  Comparable Restaurant Revenue.  Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented, and such restaurants are only included in our comparable metrics if they are comparable for the entirety of both periods presented. For 2012, the 307 restaurants in our comparable base experienced a 1.1% increase in net sales compared to the same period last year. This increase resulted from a 1.7% increase in average guest check, partially offset by a 0.6% decrease in guest count. For purposes of comparison, the calculation of the comparable restaurant net sales and related metrics for 2012 was made on a 53-week fiscal year basis by including the first week of the 2012 fiscal year in the comparable restaurant performance for 2011.

  •
  Marketing.  Our Red Robin Royalty™ loyalty program operates in all of our Company-owned restaurants and in 64 of our franchised locations. Engaging our guests through this program is a key part of our marketing strategy and uses offers designed to increase the frequency of guest visits. We are also using the program to generate awareness of new menu items and to engage our guests with smart rewards. Menu items featured included our Red's Tavern Double burger with all-you-can-eat Bottomless Steak Fries® at the everyday value price of $6.99, with popular trade-up Tavern Styles, new shareable appetizers, and special, limited time burgers. Our "Take Back the Bar" initiative continued to increase year over year alcoholic beverage mix, differentiate our brand, and help target adult diners. We utilize television, digital and social media campaigns along with other tools to support our marketing programs. In 2012, we began investing in our brand transformation program to enhance our service, menu, food presentation and other guest experiences.

  •
  Food Costs.  As a percentage of restaurant revenue, cost of sales in 2012 remained relatively flat compared to the prior year with decreases in produce, poultry and cheese costs offset by increases in potatoes, ground beef, and fry oil as well as a price increase of approximately 0.9%. In particular, the cost of ground beef, which comprised approximately 14% of our cost of goods, increased approximately 9% for 2012, compared to the prior year and we expect ground beef cost will continue to increase throughout 2013. In addition, national and international supply-demand imbalances and other factors such as continued drought conditions throughout a large portion of the United States, continue to increase certain commodity prices, which we believe will have a negative effect on our costs of sales in 2013.

  •
  Labor.  Labor costs as a percentage of restaurant revenue decreased 20 basis points for the fiscal year 2012 from the same period in 2011. This decrease was primarily driven by higher hourly productivity and leverage on higher sales. Many states in which we operate have increased minimum and tip credit wages beginning in 2013. We anticipate these wage increases will increase our total labor costs which we may not be able to offset with continued productivity improvements.

  •
  Other Operating Expenses.  Other operating expenses decreased 70 basis points for the fiscal year 2012 over prior year as a percentage of restaurant revenue due to a variety of cost management initiatives that were undertaken in 2011. This decrease was primarily driven by lower cleaning and supply costs, utilities, and repair and maintenance costs.

  •
  New Restaurant Openings.  We opened 14 new Company-owned restaurants during fiscal year 2012, including four of our limited service non-traditional prototype, Red Robin's Burger Works®. We plan to open 20 company-owned restaurants in 2013, including up to five new Red Robin's Burger Works® restaurants.

  •
  Refinancing Our Credit Facility.  We closed on a new $225 million credit agreement in December 2012. The new credit facility, a five-year $225 million revolving line of credit, replaces a facility comprised of a $150 million term loan and $100 million revolving line of credit that was scheduled to mature in May 2016. In conjunction with the closing of the credit agreement, we recorded a non-cash, pre-tax charge of approximately $2.9 million, comprised of a write-off of unamortized fees from the prior credit agreement and a charge related to the de-designation of an interest rate swap in the fourth fiscal quarter 2012.

Unit Data and Comparable Restaurant Sales

        The following table details data pertaining to the number of restaurants for both Company-owned and franchise locations for the years indicated.

	2012	2011	2010
Company-owned:
Beginning of period	327	314	306
Opened during period(1)	14	13	11
Acquired from franchisee	1	—	—
Closed or replaced during period	(3)	—	(3)

End of period	339	327	314

Franchised:
Beginning of period	137	136	133
Opened during period	—	3	7
Sold, closed or replaced during period(2)	(4)	(2)	(4)

End of period	133	137	136

Total number of restaurants	472	464	450

(1)
Includes four Red Robin's Burger Works® in 2012 and one in 2011.

(2)
Includes three franchised restaurants that were closed in 2012 and re-opened during the same year, and two franchised restaurants that were closed in 2010 and re-opened during the same year.

Results of Operations

        Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2012	2011	2010
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Revenues:
Restaurant	98.3%	98.3%	97.9%
Franchise royalties and fees	1.5	1.5	1.6
Other revenue	0.2	0.2	0.5

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.2	25.3	24.4
Labor	33.6	33.8	35.5
Other operating	13.1	13.8	14.8
Occupancy	7.4	7.3	7.4

Total restaurant operating costs	79.3	80.2	82.2

Depreciation and amortization	5.7	6.0	6.6
Selling, general and administrative	11.3	11.3	10.8
Pre-opening costs	0.4	0.4	0.3
Asset impairment charge	—	0.5	0.7

Income from operations	4.6	3.1	1.1

Other (income) expense:
Interest expense, net	0.6	0.6	0.6
Loss on debt refinancing	0.3	—	—

Total other expenses	0.9	0.6	0.6
Income before income taxes	3.8	2.4	0.5
(Provision) benefit for income taxes	(0.9)	(0.2)	0.3

Net income	2.9%	2.2%	0.8%

Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Total Revenues

(Revenues in thousands)	2012	2011	2012 - 2011 Percent Change	2010	2011 - 2010 Percent Change
Restaurant revenue	$960,994	$898,842	6.9%	$846,389	6.2%
Franchise royalties and fees	14,501	14,151	2.5%	13,409	5.5%
Other revenue	1,637	1,857	(11.8)%	4,471	(58.5)%

Total revenues	$977,132	$914,850	6.8%	$864,269	5.9%
Average weekly net sales volumes in Company-owned restaurants(1)(2)	$54,922	$54,043	1.6%	$52,533	2.9%
Total operating weeks	17,607	16,635	5.8%	16,112	3.2%
Net sales per square foot in Company-owned restaurants	$453	$448	1.1%	$431	3.9%

(1)
Excludes Red Robin's Burger Works®.

(2)
Net sales are gross sales net of incentives and discounts, primarily related to our loyalty program.

        Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $62.2 million, or 6.9%, for the 53 weeks ended December 30, 2012 as compared to the 52 weeks in fiscal year 2011. The inclusion of the fifty-third week in fiscal 2012 contributed approximately $21 million to restaurant revenue. Adjusting for the extra week, revenue in our comparable restaurant base increased approximately $9.9 million or 1.1% during 2012 primarily as a result of a 1.7% increase in average guest checks partially offset by 0.6% decrease in guest counts. We believe the increase in average guest checks resulted from a combination of menu price increases and increased sales of items including beverages, partially offset by higher discounts including those associated with our Red Robin Royalty™ loyalty program. Revenue from our non-comparable restaurants, those opened since the fourth quarter of fiscal 2011, contributed an increase of $28.8 million from fiscal year 2011.

        In 2011, restaurant revenue increased $52.5 million, or 6.2%, from fiscal year 2010. Revenue in our comparable restaurant base increased approximately $19.5 million or 2.3% during 2011. This increase was primarily the result of a 3.3% increase in average guest checks partially offset by 1.0% decrease in guest counts. We believe the average increase in guest checks was driven by a combination of our 2011 menu price increases, and the nationwide rollout of our tri-fold menu, partially offset by discounts including those associated with our Red Robin Royalty loyalty program. Revenue from our non-comparable restaurants, those opened since the fourth quarter of 2010, contributed an increase of approximately $39.9 million from fiscal year 2010.

        Average weekly net sales volumes represent the total restaurant revenue for all Company-owned casual dining restaurants (excluding Red Robin's Burger Works®) for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. New restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters. Fluctuations in average weekly net sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period and the average square feet of our restaurants.

        Franchise royalties and fees consist primarily of royalty income and initial franchise fees. This revenue increased $0.3 million or 2.5%, from 2011. The year over year increase in franchise royalties and fees is primarily attributable to the overall increase in sales reported by our franchisees. Our franchisees reported that comparable sales increased 1.9% for U.S. restaurants and 4.7% for Canadian restaurants for the year ended December 30, 2012. Franchise royalties and fees for 2011 increased over 2010 primarily due to an increase in sales reported by our franchisees as they experienced a 2.7% increase in comparable sales.

        Other revenue consists primarily of gift card breakage. We recognize revenue when a gift card is redeemed by a guest. Gift card breakage revenue is recognized if the likelihood of gift card redemption is remote and we determine that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. We base the gift card breakage rate upon specific historical redemption patterns and recognize gift card breakage by applying our estimate of the rate of gift card breakage over the estimated redemption period. We recognized $1.5 million of gift card breakage during fiscal year 2012. In fiscal year 2011, we recognized $1.7 million of gift card breakage including $438,000 of third-party gift card revenue as an initial cumulative program adjustment for gift card sales sold in third-party retail locations recognized in the first quarter. In fiscal 2010, we recognized $4.3 million of gift card breakage including $3.5 million of breakage revenue as an initial cumulative program adjustment for gift cards sold in our restaurants recognized in the first quarter.

Costs and Expenses

Cost of Sales

(In thousands, except percentages)	2012	2011	2012 - 2011 Percent Change	2010	2011 - 2010 Percent Change
Cost of sales	$242,641	$227,063	6.9%	$206,639	9.9%
As a percent of restaurant revenue	25.2%	25.3%	(0.1)%	24.4%	0.9%

        Cost of sales, comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 10 basis points in fiscal 2012 compared to fiscal 2011. This decrease as a percentage of restaurant revenue was caused by an estimated 90 basis point decrease in produce, cheese, and poultry costs, which were mostly offset by an 80 basis point increase in the cost of potatoes, ground beef, and fry oil.

        Cost of sales as a percentage of restaurant revenue increased 90 basis points in 2011 compared to 2010. This increase was caused by an estimated 60 basis points net increase in commodity costs, including ground beef, potatoes, cheese and fry oil and a 50 basis point increase related to change in product mix to higher cost menu items. These increases were partially offset by a 20 basis point decrease due lower poultry and bread costs as well as leverage on higher sales prices.

Labor

(In thousands, except percentages)	2012	2011	2012 - 2011 Percent Change	2010	2011 - 2010 Percent Change
Labor	$323,100	$303,503	6.5%	$300,878	0.9%
As a percent of restaurant revenue	33.6%	33.8%	(0.2)%	35.5%	(1.7)%

        Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. In 2012, labor as a percentage of restaurant revenue decreased 20 basis points compared to 2011. This decrease primarily resulted from 50 basis points of lower costs related to higher hourly productivity, leverage on higher sales as well as a reduction in accrued vacation and payroll taxes. These reductions were partially offset by 30 basis points of higher costs related primarily to increases in group insurance costs and variable compensation.

        During 2011, labor as a percentage of restaurant revenue decreased 170 basis points compared to 2010. Approximately 110 basis points of this decrease was due to the leverage of our higher average guest check on our fixed labor costs, while approximately 80 basis points decrease was due to increased productivity and lower average hourly wage rates. These decreases were offset by an approximate 30 basis point increase in payroll taxes related to the elimination of the Hiring Incentives to Restore Employment Act in 2011 for payroll tax benefits realized in 2010.

Other Operating

(In thousands, except percentages)	2012	2011	2012 - 2011 Percent Change	2010	2011 - 2010 Percent Change
Other operating	$125,471	$124,238	1.0%	$125,137	(0.7)%
As a percent of restaurant revenue	13.1%	13.8%	(0.7)%	14.8%	(1.0)%

        Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. During 2012, other operating costs as a percentage of restaurant revenue decreased 70 basis points over the prior year due primarily to a 30 basis point decrease in cleaning and supply costs due to cost management efforts, a 20 basis point decrease in utilities and repair and maintenance costs, and a 20 basis point decrease in payment card processing fees resulting from legislative changes.

        During 2011, other operating costs as a percentage of restaurant revenue decreased 100 basis points from 2010. The decrease as a percentage of restaurant revenue was due primarily to a combination of 50 basis points leverage from higher restaurant revenue, 30 basis points decrease in repairs and maintenance costs, and 20 basis points decrease in costs of supplies related to initiatives to reduce expenses through better cost management.

Occupancy

(In thousands, except percentages)	2012	2011	2012 - 2011 Percent Change	2010	2011 - 2010 Percent Change
Occupancy	$70,971	$65,785	7.9%	$63,055	4.3%
As a percent of restaurant revenue	7.4%	7.3%	0.1%	7.4%	(0.1)%

        Occupancy costs include fixed rents, contingent rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in Pre-opening costs. Our occupancy costs generally increase with increases in sales volume from contingent rents or the addition of new restaurants, but can decline as a percentage of restaurant revenue as we leverage our fixed costs. In 2012, occupancy costs as a percent of restaurant revenue increased 10 basis points over the prior year due mainly to higher fixed rents due mainly to the opening of new restaurants in addition to approximately $1.4 million related to the fifty-third week included in fiscal year 2012. Fixed rents in 2012 were $45.8 million.

        In 2011, occupancy costs as a percent of restaurant revenue decreased 10 basis points. Fixed rents for the fiscal year ended 2011 and 2010 were $42.5 million and $40.7 million, respectively, and increased due to the opening of new restaurants. The decrease of occupancy costs as a percent of restaurant revenue related mainly to the leveraging of fixed costs on higher revenue.

Depreciation and Amortization

(In thousands, except percentages)	2012	2011	2012 - 2011 Percent Change	2010	2011 - 2010 Percent Change
Depreciation and amortization	$55,468	$55,272	0.4%	$56,738	(2.6)%
As a percent of total revenues	5.7%	6.0%	(0.3)%	6.6%	(0.6)%

        Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and liquor licenses. Depreciation and amortization expense remained relatively flat in 2012 as compared to 2011 as the increases related to new restaurant openings were mostly offset by assets that became fully depreciated during the current year. Depreciation and amortization expense as a percentage of revenue for fiscal year 2012, decreased due to leverage from higher restaurant sales volumes.

        In 2011, depreciation and amortization expense decreased $1.5 million, or 2.6% due, in part, by five-year depreciable equipment for 24 restaurants which were open in 2005 becoming fully depreciated. Depreciation and amortization expense decreased as a percentage of revenue in fiscal year 2011 due primarily to leverage from higher restaurant sales volumes.

Selling, General and Administrative

(In thousands, except percentages)	2012	2011	2012 - 2011 Percent Change	2010	2011 - 2010 Percent Change
Selling, general and administrative	$110,798	$103,124	7.4%	$92,958	10.9%
As a percent of total revenues	11.3%	11.3%	—%	10.8%	0.5%

        Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors' expenses, legal expenses and marketing costs.

        In fiscal 2012, selling, general and administrative costs increased $7.7 million from 2011 primarily due to $3.5 million higher gift card fees and production costs, $3.1 million higher salaries and benefits partially due to the extra week in fiscal 2012, and $1.1 million higher consulting fees associated with information technology infrastructure changes.

        Selling, general and administrative costs in 2011 increased $10.2 million from 2010 due to a $6.5 million increase in accrued performance-based compensation, $3.1 million in expenses related to information technology infrastructure investments and $1.5 million increase in legal expenses. Our marketing costs remained flat compared to 2010.

Pre-opening Costs

(In thousands, except percentages)	2012	2011	2012 - 2011 Percent Change	2010	2011 - 2010 Percent Change
Pre-opening costs	$3,474	$3,527	(1.5)%	$3,015	17.0%
As a percent of total revenues	0.4%	0.4%	—%	0.3%	0.1%
Average per restaurant pre-opening costs	$238	$264	(9.8)%	$258	2.3%

        Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, occupancy costs incurred prior to opening, and other direct costs related to the opening of new restaurants. Pre-opening costs for 2012, 2011, and 2010 reflect the opening of 14, 13, and 11 new restaurants, respectively. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented including Red Robin's Burger Works® restaurants. The fiscal 2012 average per restaurant pre-opening costs decreased over fiscal 2011 due primarily to the inclusion of four Red Robin's Burger Works® restaurants which were opened in fiscal 2012. Pre-opening costs for these smaller-scale restaurants are lower than the pre-opening costs for our traditional size restaurants.

Asset Impairment Charge and Restaurant Closure Costs

        During fiscal year 2012, the Company determined that no Company-owned restaurants were impaired. During fiscal year 2011, the Company determined that three Company-owned restaurants were impaired, recognizing a pre-tax non-cash impairment charge of $4.3 million. During fiscal year 2010, the Company determined that four Company-owned restaurants were impaired, and the Company recognized a pre-tax non-cash impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants. The Company reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of each restaurant's carrying amount over its fair value.

        We closed three, zero, and three restaurants in fiscal 2012, 2011, and 2010, respectively. We recognized charges of $0.3 million in fiscal 2012 and $0.9 million in fiscal 2010 related to lease terminations and other closing related costs. The three closed restaurants in 2010 were not part of the impairment charge taken in fiscal 2010.

Interest Expense

        Interest expense in 2012, 2011, and 2010 was $5.7 million, $5.9 million, and $5.1 million, respectively. Interest expense was lower in 2012 than 2011 due to a lower average debt balance, partially offset by a higher weighted average interest rate of 3.9% versus 3.4% in 2011. Interest expense in 2011 was higher than 2010 due primarily to a higher weighted average interest rate of 3.4% versus 3.0% in 2010.

Loss on Debt Refinancing

        On December 14, 2012, we entered into a new credit facility ("New Credit Facility") thereby terminating our previous credit facility, which had been amended and restated on May 6, 2011 ("Previous Facility"). See Liquidity and Capital Resources, Credit Facility for further discussion. Due to the debt refinancing, we re-designated our variable-to-fixed interest rate swap agreement which was used to hedge the floating interest rate on a portion of the outstanding term loan under the Previous Facility. The Company recorded a non-cash pre-tax charge of $1.2 million as a result of the de-designation to recognize net losses that had been previously recognized in accumulated other comprehensive loss. We also recognized a non-cash pre-tax charge of $1.7 million to write-off certain unamortized loan origination costs associated with the Previous Facility.

Provision for Income Taxes

        The provision for income taxes increased $7.0 million to $8.5 million in 2012 as compared to $1.5 million in 2011 and a tax benefit of $2.6 million in 2010. Our effective income tax rate was 23.1% in 2012, 6.8% for 2011, and a 54.3% benefit for 2010. The increase in our effective tax rate for fiscal 2012 is primarily attributable to the increase in earnings before income taxes as well as a decrease in general business tax credits. The increase in 2011 was primarily attributable to the increase in earnings before income taxes. We would expect to see volatility in our tax rate given changes in income before taxes and income tax credits.

Liquidity and Capital Resources

General

        Cash and cash equivalents decreased $12.6 million to $22.4 million at December 30, 2012, from $35.0 million at the beginning of the fiscal year. This decrease in our cash position was primarily the net result of:

  •
  $147.0 million used for debt payments;

  •
  $60.0 million used for the construction of new restaurants, expenditures for facility improvements, and investments in information technology;

  •
  $24.3 million used for the purchase of Company stock; and

  •
  $3.2 million used for the acquisition of a franchise restaurant; partially offset by

  •
  $125.0 million provided by borrowings under the New Credit Facility; and

  •
  $94.4 million of cash provided by operating activities.

        We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.

Cash Flows

        The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Net cash provided by operating activities	$94,379	$95,697	$70,613
Net cash used in investing activities	(63,305)	(43,355)	(35,060)
Net cash used in financing activities	(43,670)	(35,195)	(37,932)

Net increase (decrease) in cash and cash equivalents	$(12,596)	$17,147	$(2,379)

Operating Cash Flows

        Net cash flows provided by operating activities were $94.4 million in 2012 compared to $95.7 million in 2011. The $1.3 million decrease over prior year is primarily due to increases in selling, general and administrative costs, a higher rate of redemptions relative to cash receipts from gift cards and incentive programs, and cash payments for income taxes, which more than offset $20.1 million of increases in cash flow related to improved restaurant operating costs, sales increases from new and existing restaurants and the addition of a fifty-third operating week in 2012.

        Net cash provided by operating activities increased $25.1 million to $95.7 million in 2011 as compared to $70.6 million in 2010. Of the $25.1 million increase, approximately $18.2 million was related to a reduction in restaurant operating costs, primarily attributable to labor efficiencies, and approximately $7.4 million was due mainly to newly opened restaurants, partially offset by $0.8 million from restaurants closed during 2010.

Investing Cash Flows

        Net cash flows used in investing activities increased $19.9 million from $43.4 million in 2011 to $63.3 million in 2012. The increase over prior year is due primarily to increased investments in brand transformation initiatives, technology infrastructure, and $3.2 million paid to acquire a franchise restaurant in 2012. The following table lists the components of our investing activities for fiscal 2012 (in millions):

Year Ended December 30, 2012
New and acquired restaurants	$28.8
Investments in technology infrastructure	11.6
Restaurant facility improvements	22.4
Other	0.5

Net cash used in investing activities	$63.3

        Net cash flows used in investing activities were $43.4 million in 2011 compared to $35.1 million in 2010 and consisted primarily of purchases of property and equipment. The $8.3 million increase in 2011 primarily related to 13 restaurant openings in 2011 compared to 11 openings in 2010, as well as increased investments in technology infrastructure. Investing cash flows included $44.1 million and $35.0 million in capital expenditures in 2011 and 2010, respectively.

        In fiscal year 2013, capital expenditures are expected to be approximately $50 to $55 million though this amount may increase if we determine to expand the number of restaurant remodels. In addition to the construction of new restaurants, we will continue our investment in restaurant remodels and capital improvements. We will also make significant investments in our data infrastructure including the replacement of several key operational and financial systems.

Financing Cash Flows

        Cash used in our financing activities increased $8.5 million from $35.2 million in 2011 to $43.7 million in 2012. This increase is due primarily to a $20.5 million increase in net debt payments partially offset by $8.7 million decrease in cash used to repurchase stock, $2.8 million decrease in cash used to refinance our credit facility in 2012, and $0.7 million increase in cash proceeds from the exercise of employee stock options and the employee stock purchase plan.

        Net cash flows used in financing activities were $35.2 million in 2011 compared to $37.9 million in 2010. The $2.7 million decrease in cash used in financing activities primarily relates to a $37.2 million decrease in net debt payments combined with an increase of $2.1 million in proceeds from the exercise of employee stock options and employee stock purchase plan, mostly offset by $33.0 million in repurchases of stock and $3.7 million of debt issuance costs related to our 2011 refinancing.

        Credit Facility.    We entered into our Previous Facility on May 6, 2011 in order to provide a more flexible capital structure and facilitate our growth plans. Borrowings under the Previous Facility could be used by us for general corporate purposes including, among other uses, to repurchase shares of our capital stock, to continue to finance restaurant construction, and for working capital and general corporate requirements. The Previous Facility was comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate ("LIBOR") plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). The Previous Facility also allowed us, subject to lender participation, to increase the revolving credit facility or term loan by up to an additional $100 million in the future. As part of the Previous Facility, we could request the issuance of up to $20 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the revolving credit facility. The Previous Facility required the payment of an annual commitment fee based upon the unused portion of the credit facility. The Previous Facility's interest rates and the annual commitment rate were based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the Previous Facility were secured by first priority liens and security interests in substantially all of our assets, which included the capital stock of our certain subsidiaries. Additionally, the Previous Facility included a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

        On December 14, 2012, we terminated the Previous Facility and entered into a new credit facility ("New Credit Facility") with a consortium of banks. The New Credit Facility provides for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credits and swingline loans up to $15 million, and maintains the option to increase this credit facility in the future, subject to lenders' participation, by up to an additional $100 million in the aggregate. Borrowings under the New Credit Facility are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%). This $225 million revolving line of credit matures on December 14, 2017. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of our assets, which include the capital stock of our certain subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. We do not believe that any of our lenders will not be able to fulfill their lending commitments under our New Credit Facility. As of December 30, 2012, we had outstanding borrowings under the New Credit Facility revolver of $125.0 million.

        Proceeds from the New Credit Facility were used to repay the $121.9 million outstanding balance of the term loan of the Previous Facility and to pay related transaction fees and expenses associated with the refinancing of debt. Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 30, 2012.

        In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht ("Rabobank") to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011 and an initial notional amount of $74.1 million. In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The remaining notional amount of $68.4 million decreases quarterly and is set to expire on June 30, 2015 with a notional hedge amount of $50.6 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the loan agreement that was designated as being hedged by this swap, the Company de-designated the original hedging relationship for this swap and consequently reclassified all deferred gains and losses that had been deferred in accumulated other comprehensive loss, a non-cash pre-tax charge of $1.2 million, into earnings. On December 14, 2012, the Company re-designated the swap on the New Credit Facility's $225 million revolver.

        Covenants.    We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of December 30, 2012, we were in compliance with all debt covenants.

        Debt Outstanding.    Total debt outstanding decreased $21.9 million to $135.0 million at December 30, 2012 from $156.9 million at December 25, 2011, primarily due to our net repayment of the $21.1 million outstanding under our Previous Facility and New Credit Facility, as well as payments on our capital lease obligations of approximately $0.8 million. Our New Credit Facility matures in 2017.

        Stock Repurchase.    In August 2010, the Company's board of directors authorized a repurchase of up to $50.0 million of the Company's common stock which was scheduled to expire on December 31, 2011. On October 26, 2011, the Company's board of directors re-authorized a repurchase of up to $50.0 million of the Company's common stock. This authorization expired on December 31, 2012. In fiscal 2012, we repurchased 802,722 shares with an average purchase price of $30.28 per share for a total of $24.3 million. In fiscal 2011, we repurchased 1.2 million shares with an average purchase price of $27.56 per share for a total of $33.0 million.

        On November 15, 2012, the Company's board of directors re-authorized a repurchase of up to $50 million of the Company's common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company's board of directors. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

        Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 30, 2012 (in thousands):

	Payments Due by Period
	Total	2013	2014 - 2015	2016 - 2017	2018 and Thereafter
Long-term debt obligations(1)	$136,025	$2,227	$4,454	$129,344	$—
Capital lease obligations(2)	13,598	1,310	2,175	1,762	8,351
Operating lease obligations(3)	386,071	48,696	95,229	84,887	157,259
Purchase obligations(4)	11,707	8,884	2,065	758	—
Other non current liabilities(5)	3,472	1,168	1,027	537	740

Total contractual obligations	$550,873	$62,285	$104,950	$217,288	$166,350

(1)
Long-term debt obligations represent minimum required principal payments under our credit agreement including estimated interest of $11.0 million based on a 1.94% average borrowing interest rate.

(2)
Capital lease obligations include interest of $3.6 million.

(3)
Operating lease obligations represent future minimum lease commitments payable for land, buildings, and equipment used in our operations. This table excludes contingent rents, including amounts which are determined as a percentage of adjusted sales in excess of specified levels.

(4)
Purchase obligations include commitments for the construction of new restaurants and other capital improvement projects and lease commitments for Company-owned restaurants where leases have been executed but construction has not begun. It also includes the Company's share of system-wide commitments for beverage and supply items. These amounts require estimates and could vary due to the timing of volumes. Excluded are any agreements that are cancelable without significant penalty.

(5)
Other non-current liabilities include executive deferred compensation, uncertain tax positions, and vendor deposits.

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

        We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently-maturing liabilities to pay for capital expenditures, debt repayment or to repurchase stock. When necessary, we utilize our revolving credit facility to satisfy short-term liquidity requirements. However, we believe that our future cash flows will be sufficient to satisfy any working capital deficits.

Inflation

        The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in fiscal year 2012, due primarily to higher costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Our ground beef, which is purchased on the spot market, has consistently been higher than 2011 prices, our ground beef costs were approximately 9% higher than 2011. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2013, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2013.

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

        Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. During fiscal 2012, the Company determined that no Company-owned restaurants were impaired. During 2011, we determined that three Company-owned restaurants were impaired. We recognized a non-cash pre-tax impairment charge of $4.3 million resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. We reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant's assets to its fair value as estimated by management. The fair value of the long-lived assets was determined using a discounted cash flows projection model that uses several scenarios that estimate expected future cash flows. The discount factor was determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors were combined with internal information such as our average cost of debt and effective tax rate to determine a weighted average cost of capital which was applied to the undiscounted cash flows. The impairment charges represent the excess of each restaurant's carrying amount over its estimated fair value. During 2010, we determined that the long lived assets of four Company-owned restaurants were impaired, and we recognized a non-cash impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants. We may record future impairments for restaurants whose operating performance falls below current expectations. We have followed a consistent approach to evaluating whether there are impairments of long-lived assets. We make adjustments to assumptions to reflect management's view of current market and economic conditions and with respect to conditions at specific locations.

        Goodwill.    We evaluate goodwill annually or more frequently if indicators of impairment are present. We performed step one of the impairment test as of December 30, 2012. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company's stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. We do evaluate all methods to ensure reasonably consistent results. Additionally, we evaluate the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, we determined that goodwill was not impaired as of December 30, 2012, as the percentage by which the fair value exceeded the carrying value was approximately 49%. However, an impairment charge may be triggered in the future, if the value of our stock declines, sales in our restaurants decline, or if there are significant adverse changes in the operating environment of the restaurant industry. We have followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions.

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

        In January 2011, we began rolling out our Red Robin Royalty™ loyalty program in all Company-owned restaurants. Under the terms of the program, a registered member receives an award for a free entrée after the purchase of nine qualifying entrées. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount

        Stock-Based Compensation.    We account for stock-based compensation in accordance with fair value recognition provisions, under which we recognize stock-based compensation using the Black-Scholes or Monte Carlo (for performance-based units) option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We have not made any changes to the nature of the assumptions used to account for stock-based compensation in the past three years, other than an increase in the forfeiture rate we apply to officer grants, due to the recent officer transitions. During 2010, the Company granted performance-based restricted stock units ("PSUs") to executives and other key employees. These PSUs contain a market condition based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group. The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics. The fair value of the PSUs was calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. This method uses judgment and estimation which is the responsibility of management.

Off Balance Sheet Arrangements

        Except for operating leases (primarily restaurant leases) entered into the normal course of business, we do not have any material off balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted this pronouncement in the first quarter of 2012. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

        In June 2011 and as updated in December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This guidance was adopted retrospectively in the first quarter of 2012 and did not have a significant impact on our consolidated financial statements.

        In September 2011, the FASB issued Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was adopted in the first quarter of 2012 and did not have a significant impact on our consolidated financial statements.

Newly Issued Accounting Standards

        In July 2012, the FASB issued Intangibles—Testing Indefinite Lived Intangibles for Impairment, which modifies the impairment test for indefinite-lived intangible assets. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is determined through the qualitative assessment that the indefinite-lived intangible asset's fair value is more likely than not greater than its carrying value, the quantitative impairment calculations would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012, however, earlier adoption is allowed. As the guidance does not change the underlying principle that the carrying amount of an indefinite-lived intangible asset should not exceed its fair value, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In January 2013, the FASB issued Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to the disclosures about offsetting and will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. Entities will be required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance is effective for fiscal years beginning on or after January 1,

2013, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In February 2013, the FASB issued Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective for reporting periods beginning after December 15, 2012, however, earlier adoption is allowed. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate ("ABR"), based on the Prime Rate plus 0.50% to 1.25%, or the London Interbank Offered Rate ("LIBOR"), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.50% to 2.25%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of December 30, 2012, we had $56.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.6 million on an annualized basis.

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

        In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht ("Rabobank") to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011 and an initial notional amount of $74.1 million. In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The remaining notional amount of $68.4 million decreases quarterly and is set to expire on June 30, 2015 with a notional hedge amount of $50.6 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the loan agreement that was designated as being hedged by this swap, the Company de-designated the original hedging relationship for this swap and consequently reclassified all deferred gains and losses that had been deferred in accumulated other comprehensive loss, a non-cash pre-tax charge of $1.2 million, into earnings. On December 14, 2012, the Company re-designated the swap on the New Credit Facility's $225 million revolver. Refer to Note 8, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report.

        Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

        Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of fiscal year 2012, approximately 40% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during fiscal year 2013. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

INDEX

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 30, 2012 and December 25, 2011, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 2013

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 30, 2012	December 25, 2011
Assets:
Current Assets:
Cash and cash equivalents	$22,440	$35,036
Accounts receivable, net	16,386	14,785
Inventories	18,371	18,040
Prepaid expenses and other current assets	13,439	9,970
Income tax receivable	858	1,387
Deferred tax asset	3,010	1,429

Total current assets	74,504	80,647

Property and equipment, net	413,258	402,360
Goodwill	62,525	61,769
Intangible assets, net	37,203	38,969
Other assets, net	9,642	9,231

Total assets	$597,132	$592,976

Liabilities and Stockholders' Equity:
Current Liabilities:
Trade accounts payable	$14,241	$14,798
Construction related payables	4,694	3,328
Accrued payroll and payroll related liabilities	31,476	35,044
Unearned revenue, net	28,187	24,139
Accrued liabilities	22,901	19,045
Current portion of credit facility	—	9,375
Current portion of long-term debt and capital lease obligations	784	757

Total current liabilities	102,283	106,486

Deferred rent	44,801	40,025
Long-term portion of credit facility	125,000	136,875
Other long-term debt and capital lease obligations	9,211	9,924
Other non-current liabilities	8,918	4,968

Total liabilities	290,213	298,278

Stockholders' Equity:
Common stock; $0.001 par value: 30,000,000 shares authorized; 17,499,147 and 17,276,404 shares issued; 13,999,278 and 14,579,257 shares outstanding	17	17
Preferred stock, $0.001 par value: 3,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,499,869 and 2,697,147 shares, at cost	(107,589)	(83,285)
Paid-in capital	185,974	178,111
Accumulated other comprehensive gain (loss), net of tax	5	(326)
Retained earnings	228,512	200,181

Total stockholders' equity	306,919	294,698

Total liabilities and stockholders' equity	$597,132	$592,976

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Revenues:
Restaurant revenue	$960,994	$898,842	$846,389
Franchise royalties and fees	14,501	14,151	13,409
Other revenue	1,637	1,857	4,471

Total revenues	977,132	914,850	864,269

Costs and expenses:
Restaurant operating costs:
Cost of sales (exclusive of depreciation and amortization shown separately below)	242,641	227,063	206,639
Labor (includes $349, $626 and $839 of stock-based compensation, respectively)	323,100	303,503	300,878
Other operating	125,471	124,238	125,137
Occupancy	70,971	65,785	63,055
Depreciation and amortization	55,468	55,272	56,738
Selling, general and administrative expenses (includes $3,459, $2,693 and $3,273 of stock-based compensation, respectively)	110,798	103,124	92,958
Pre-opening costs	3,474	3,527	3,015
Asset impairment charges	—	4,337	6,116

Total costs and expenses	931,923	886,849	854,536

Income from operations	45,209	28,001	9,733
Other (income) expense:
Interest expense	5,662	5,885	5,112
Loss on debt refinancing	2,919	—	—
Interest income and other, net	(229)	28	(109)

Total other expenses	8,352	5,913	5,003
Income before income taxes	36,857	22,088	4,730
Provision (benefit) for income taxes	8,526	1,511	(2,569)

Net income	$28,331	$20,577	$7,299

Earnings per share:
Basic	$1.97	$1.36	$0.47

Diluted	$1.93	$1.34	$0.46

Weighted average shares outstanding:
Basic	14,411	15,122	15,536

Diluted	14,669	15,357	15,709

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Net income	$28,331	$20,577	$7,299
Cash Flow Hedges:
Net change in fair value of interest rate swap	(1,127)	(742)	(357)
Net loss reclassified into interest expense	449	650	2,022
Loss on de-designation reclassified into loss on debt refinancing	1,220	—	—

Total change in unrealized gain (loss) related to cash flow hedges	542	(92)	1,665
Income tax expense related to items of other comprehensive income	(211)	(37)	(650)

Other comprehensive income (loss), net of tax	331	(129)	1,015

Total comprehensive income	$28,662	$20,448	$8,314

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

						Accumulated Other Comprehensive Income (Loss) net of tax
	Common Stock		Treasury Stock
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2009	17,079	$17	1,492	$(50,125)	$167,637	$(1,212)	$172,305	$288,622
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax	(9)	—	9	(196)	(263)	—	—	(459)
Tax expense on exercise of stock options	—	—	—	—	(502)	—	—	(502)
Non-cash stock compensation	—	—	—	—	4,212	—	—	4,212
Common stock issued through employee stock purchase plan	32	—	—	—	474	—	—	474
Net income	—	—	—	—	—		7,299	7,299
Other comprehensive income	—	—	—	—	—	1,015	—	1,015

Balance, December 26, 2010	17,102	17	1,501	(50,321)	171,558	(197)	179,604	300,661
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax	145	—	—	—	2,200	—	—	2,200
Tax benefit on exercise of stock options	—	—	—	—	389	—	—	389
Acquisition of treasury stock	—	—	1,196	(32,964)	—			(32,964)
Non-cash stock compensation	—	—	—	—	3,480	—	—	3,480
Common stock issued through employee stock purchase plan	29	—	—	—	484	—	—	484
Net income	—	—	—	—	—	—	20,577	20,577
Other comprehensive loss	—	—	—	—	—	(129)	—	(129)

Balance, December 25, 2011	17,276	17	2,697	(83,285)	178,111	(326)	200,181	294,698
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax	198	—	—	—	2,561	—	—	2,561
Tax benefit on exercise of stock options	—	—	—	—	683	—	—	683
Acquisition of treasury stock	—	—	803	(24,304)	—	—	—	(24,304)
Non-cash stock compensation	—	—	—	—	4,034	—	—	4,034
Common stock issued through employee stock purchase plan	25	—	—	—	585	—	—	585
Net income	—	—	—	—	—	—	28,331	28,331
Other comprehensive income	—	—	—	—	—	331	—	331

Balance, December 30, 2012	17,499	$17	3,500	$(107,589)	$185,974	$5	$228,512	$306,919

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Cash Flows From Operating Activities:
Net income	$28,331	$20,577	$7,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,468	55,272	56,738
Gift card breakage	(1,486)	(1,687)	(4,286)
Provision (benefit) for deferred income taxes	1,846	2,221	(2,199)
Loss on debt refinance	2,919	—	—
Asset impairment charges	—	4,337	6,116
Amortization of debt issuance costs	1,395	954	342
Stock-based compensation	3,808	3,319	4,112
Loss on the sale of property and equipment	—	120	—
Restaurant closure costs	257	—	856
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(642)	(7,802)	(1,108)
Inventories	(285)	(2,003)	(1,510)
Prepaid expenses and other current assets	(3,948)	(1,978)	(1,305)
Income tax receivable	528	2,435	891
Other assets	(3,408)	(276)	(3,183)
Unearned revenue	5,516	11,436	3,240
Trade accounts payable and accrued liabilities	(696)	2,961	1,395
Deferred rent	4,776	5,811	3,215

Net cash provided by operating activities	94,379	95,697	70,613

Cash Flows From Investing Activities:
Purchases of property and equipment	(59,960)	(44,085)	(34,962)
Proceeds from sales of property	382	1,122	—
Acquisition of franchise restaurants, net of cash acquired	(3,247)	—	—
Changes in marketing fund restricted cash	(480)	(392)	(98)

Net cash used in investing activities	(63,305)	(43,355)	(35,060)

Cash Flows From Financing Activities:
Borrowings of long-term debt	125,000	188,500	193,200
Payments of long-term debt and capital leases	(147,049)	(190,025)	(231,943)
Purchase of treasury stock	(24,304)	(32,964)	—
Debt issuance costs	(949)	(3,662)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,632	2,956	811

Net cash used in financing activities	(43,670)	(35,195)	(37,932)

Net increase (decrease) in cash and cash equivalents	$(12,596)	$17,147	$(2,379)
Cash and cash equivalents, beginning of year	35,036	17,889	20,268

Cash and cash equivalents, end of year	$22,440	$35,036	$17,889

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

        Red Robin Gourmet Burgers, Inc., together with its subsidiaries ("Red Robin" or the "Company"), a Delaware corporation, develops and operates casual-dining restaurants. At December 30, 2012, the Company owned and operated 339 restaurants located in 33 states. The Company also sells franchises, of which there were 133 restaurants, in 21 states and two Canadian provinces as of December 30, 2012. The Company operates its business as one operating and one reportable segment.

        Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2012 included 53 weeks ending December 30, 2012, and fiscal years 2011 and 2010 included 52 weeks. Fiscal year 2013 will include 52 weeks and will end on December 29, 2013.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The areas that require management's most significant estimates are impairment of long lived assets, goodwill, lease accounting, insurance/self-insurance reserves, estimating fair value, income taxes, unearned revenue and stock-based compensation expense. Actual results could differ from those estimates.

        Cash Equivalents—The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction and are considered to be cash equivalents.

        Cash and cash equivalents are maintained with multiple financial institutions. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Depository Insurance Corporation (the "FDIC") and sometimes invests excess cash in money market funds not insured by the FDIC.

        Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties, as well as third-party gift card receivables. In 2012, there was approximately $8.8 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers, but for which cash settlement occurs anywhere from 15 to 45 days from sale, compared to $7.5 million in 2011. In 2012, there was approximately $2.9 million related to tenant improvement allowances in accounts receivable compared to $2.7 million in 2011.

        Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market. At the end of fiscal 2012 and 2011, food and beverage inventories were $6.1 million and $6.6 million, respectively, and supplies inventories were $12.2 million and $11.4 million, respectively.

        Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.3 million in 2012, $0.2 million in 2011, and $0.1 million in 2010.

        The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, ffixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years

        The Company capitalizes certain overhead related to the development and construction of its new restaurants, as well as certain information technology infrastructure upgrades. Capitalized overhead for the years ended December 30, 2012, December 25, 2011, and December 26, 2010, was $2.7 million, $2.4 million, and $2.4 million, respectively. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No material expense has been incurred in any of the fiscal years presented.

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

        Goodwill, which is not subject to amortization, is evaluated for impairment annually or more frequently at the level of the Company's single operating segment, which also represents the Company's only reporting unit, if indicators of impairment are present. The Company performed step one of the impairment test on the last day of the fiscal year, December 30, 2012. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company's stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates the Company's estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company's estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, it was determined that goodwill was not impaired as of December 30, 2012, as the percentage by which the fair value exceeded the carrying value was approximately 50%.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        However, an impairment charge may be triggered in the future, if the value of the Company's stock declines, sales in the Company's restaurants decline beyond current forecast, or if there are significant adverse changes in the operating environment of the restaurant industry. The Company has followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions. There was no impairment recorded during fiscal years 2012, 2011, and 2010.

        Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including land, property and equipment, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. There was no impairment recorded during 2012. During 2011 and 2010, the Company recorded impairments of certain long-lived assets. See Note 3, Restaurant Impairment and Restaurant Closures.

        Fair Value Measurements—The Company measures certain financial assets and liabilities at fair value in accordance with the accounting guidance for measuring fair value. These assets and liabilities are measured at each reporting period, and certain of these are revalued as required. Refer to Note 9, Fair Value Measurements.

        Other Assets, net—Other assets, net consist primarily of assets related to the employee deferred compensation plan, unamortized debt issuance costs and various deposits. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's long term debt. Due to the Company's refinancing of debt in December 2012, the Company wrote off $1.7 million of certain unamortized loan origination costs associated with the previous credit facility. Refer to Note 7 Borrowings. Debt issuance costs at the end of fiscal years 2012 and 2011 were $1.8 million and $3.2 million, respectively.

        Revenue Recognition—Revenues consist of sales from restaurant operations, gift card breakage, franchise royalties and fees, and rental income. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.

        The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company's specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (currently 24 months). The Company completed initial analysis of unredeemed gift card liabilities for gift cards sold in third party locations during the

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

first quarter of 2011 and recognized $0.4 million into revenue as an initial adjustment. The Company completed its initial analysis of unredeemed gift card liabilities for gift cards that it sold in its restaurants during the first quarter 2010, and recognized $3.5 million into revenue as an initial adjustment. For the fiscal years ended 2012, 2011 and 2010, the Company recognized $1.5 million, $1.7 million and $4.3 million (inclusive of the initial adjustments), respectively, into revenue related to unredeemed gift card breakage. Gift card breakage is included in other revenue in the consolidated statements of operations. Unearned gift card revenue at the end of fiscal years 2012 and 2011 was $23.6 million and $20.3 million, respectively.

        The Company typically grants franchise rights to franchisees for a term of 20 years, with the right to extend the term for an additional ten years if they satisfy various conditions. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as an accrued liability. Area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.

        The Company accounts for its Red Robin Royalty™ loyalty program using a deferred revenue approach in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") related to loyalty programs. Red Robin Royalty™ deferred revenue primarily relates to a program in which registered members earn an award for a free entrée for every nine entrées purchased. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue in Restaurant Revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount. Deferred loyalty revenue at December 30 2012 and December 25, 2011, was $4.6 million and $3.8 million, respectively.

        Advertising—Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $33.5 million, $29.0 million, and $28.9 million in 2012, 2011, and 2010, respectively, and are included in selling, general, and administrative expenses in the consolidated statements of income.

        Under the Company's franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs. The Company's portion of costs incurred by the Marketing Funds is recorded as selling, general and administrative expenses in the Company's consolidated statements of income. Restricted cash includes amounts contributed to the Marketing Funds held for future use.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Rent—The Company's leases generally contain escalating rent payments over the lease term as well as optional renewal periods. The Company accounts for its leases by recognizing rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is expensed in pre-opening costs. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of lease rent expense ratably over the lease term.

        Additionally, certain of the Company's operating lease agreements contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable. Refer to Note 12, Commitments and Contingencies.

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

        Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2012, 2011, and 2010, a total of 305,000, 226,000, and 511,000 weighted average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	2012	2011	2010
Net income	$28,331	$20,577	$7,299

Basic weighted average shares outstanding	14,411	15,122	15,536
Dilutive effect of stock options and awards	258	235	173

Diluted weighted average shares outstanding	14,669	15,357	15,709

Earnings per share:
Basic	$1.97	$1.36	$0.47

Diluted	$1.93	$1.34	$0.46

        Comprehensive Income—Comprehensive income consists of the net income and other gains and losses affecting stockholders' equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income as presented in the consolidated statements of stockholders' equity for 2012 consisted of the unrealized gain, net of tax, on the Company's current cash flow hedge which will expire in June 2015. Other comprehensive loss as presented in the consolidated statements of stockholders' equity for 2011 consisted of the unrealized loss, net of tax, on the Company's current cash flow hedge. Other comprehensive income for 2010 consisted of the unrealized gain, net of tax, on the Company's former cash flow hedge that expired March 2011. See Note 8, Derivative and Other Comprehensive Income.

        Stock-Based Compensation—The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock, stock variable compensation or other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash variable compensation awards to employees, non-employees, directors and consultants. In 2010, the Company granted performance-based restricted stock units ("PSUs") to executives and other key employees. These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition. The Company also maintains an employee stock purchase plan. See Note 15, Stock Incentive Plans, for additional details.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recent Accounting Pronouncements (Continued)

measurements. The Company adopted this pronouncement in the first quarter of 2012. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

        In June 2011 and as updated in December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. This guidance was adopted retrospectively in the first quarter of 2012 and did not have a significant impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued Testing Goodwill for Impairment. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was adopted in the first quarter of 2012 and did not have a significant impact on the Company's consolidated financial statements.

Newly Issued Accounting Standards

        In July 2012, the FASB issued Intangibles—Testing Indefinite Lived Intangibles for Impairment. This pronouncement allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on the qualitative assessment, that it is more likely than not that the asset is impaired. The guidance is effective for impairment tests for fiscal years beginning after September 15, 2012, however, earlier adoption is allowed. As the guidance does not change the underlying principle that the carrying amount of an indefinite-lived intangible asset should not exceed its fair value, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2013, the FASB issued Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to the disclosures about offsetting and will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. Entities will be required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recent Accounting Pronouncements (Continued)

U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective for reporting periods beginning after December 15, 2012, however, earlier adoption is allowed. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

3. Restaurant Impairment and Restaurant Closures

Restaurant Impairment

        There were no restaurant impairments during 2012. During 2011, the Company determined that three Company-owned restaurants were impaired. The Company recognized a non-cash pre-tax impairment charge of $4.3 million resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. Each restaurant's past and present operating performance were reviewed combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The Company compared the carrying amount of each restaurant's assets to its fair value as estimated by management. The fair value of the long-lived assets was determined using a discounted cash flows projection model that uses several scenarios that estimate expected future cash flows. The discount factor was determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors were combined with internal information such as the Company's average cost of debt and effective tax rate to determine a weighted average cost of capital which was applied to the undiscounted cash flows. The impairment charges represent the excess of each restaurant's carrying amount over its estimated fair value. During 2010, the Company determined that the long lived assets of four Company-owned restaurants were impaired, and recognized a non-cash pre-tax impairment charge of $6.1 million resulting from the continuing and projected losses of these restaurants.

Restaurant Closures

        The Company closed three restaurants in the fiscal year 2012, no restaurants in fiscal year 2011, and three restaurants in 2010. In 2012 and 2010, one restaurant operating below acceptable profitability levels was closed in each fiscal year. In both 2012 and 2010, two restaurants were closed at the end of their respective lease terms.

        The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company's reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The Company allocates goodwill to disposed restaurants, if necessary. No goodwill was allocated to the restaurants closed in fiscal years 2012 or 2010 because those restaurants had projected negative cash flow and consequently did not have positive fair value.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

        Property and equipment consist of the following at December 30, 2012, and December 25, 2011, (in thousands):

	2012	2011
Land	$33,896	$34,111
Buildings	79,918	78,048
Leasehold improvements	453,761	426,191
Furniture, fixtures and equipment	226,509	211,248
Restaurant property leased to others	4,554	4,561
Construction in progress	18,044	9,517

	816,682	763,676
Accumulated depreciation and amortization	(403,424)	(361,316)

Property and equipment, net	$413,258	$402,360

        Depreciation and amortization expense on property and equipment, including assets under capital lease, was $50.9 million in 2012, $50.7 million in 2011 and $52.1 million in 2010.

5. Goodwill and Intangible Assets

        The following table presents goodwill as of December 30, 2012, and December 25, 2011, (in thousands).

	2012	2011
Balance at beginning of year	$61,769	$61,769
Acquisitions	756	—

Balance at end of year	$62,525	$61,769

        The Company has no historical goodwill impairment losses in periods prior to those presented in the above table.

        The following table presents intangible assets subject to amortization as of December 30, 2012, and December 25, 2011, (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$43,519	$(15,342)	$28,177	$43,494	$(14,515)	$28,979
Leasehold interests	12,744	(4,313)	8,431	12,955	(3,747)	9,208
Liquor licenses	9,095	(8,500)	595	8,210	(7,428)	782

	$65,358	$(28,155)	$37,203	$64,659	$(25,690)	$38,969

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

        There were insignificant impairments of liquor licenses related to restaurants impaired in 2011 and 2010, which are discussed in Note 3, Restaurant Impairment and Restaurant Closures. There were no other impairments of intangible assets subject to amortization in 2011 or 2010. There were no impairments to intangible assets in 2012. The aggregate amortization expense related to intangible assets subject to amortization for 2012, 2011, and 2010 was $4.6 million, $4.6 million and $4.6 million, respectively.

        The estimated aggregate future amortization expense as of December 30, 2012 is as follows, (in thousands):

2013	$2,942
2014	3,143
2015	2,983
2016	2,837
2017	2,712
Thereafer	22,586

$37,203

6. Accrued Payroll and Payroll-related Liabilities and Accrued Liabilities

        Accrued payroll and payroll-related liabilities consist of the following at December 30, 2012, and December 25, 2011, (in thousands):

	2012	2011
Payroll	$3,713	$7,550
Corporate and restaurant variable compensation	10,503	9,004
Workers compensation insurance	6,831	6,878
Accrued vacation	5,032	5,336
Other	5,397	6,276

	$31,476	$35,044

        Accrued liabilities consist of the following at December 30, 2012, and December 25, 2011, (in thousands):

	2012	2011
State and city sales taxes	$6,919	$4,886
Real estate, personal property, state income and other taxes payable	2,767	3,054
General liability insurance	2,815	2,387
Utilities	1,874	1,726
Other	8,526	6,992

	$22,901	$19,045

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowings

        Borrowings as of December 30, 2012, and December 25, 2011, are summarized below (in thousands):

	December 30, 2012		December 25, 2011
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Term loan facility	$—	n/a	$146,250	3.14%
Revolving credit facility, variable interest rate based on an applicable margin plus LIBOR	125,000	2.38%	—	—%
Capital lease obligations	9,995	5.59%	10,681	5.69%

Total debt	134,995		156,931
Less: Current portion	(784)		(10,132)

Long-term debt	$134,211		$146,799

        Maturities of long-term debt and capital lease obligations as of December 30, 2012 are as follows (in thousands):

2013	$784
2014	791
2015	531
2016	494
2017	125,564
Thereafter	6,831

$134,995

        On May 6, 2011, the Company amended and restated its credit facility to provide a more flexible capital structure and facilitate our growth plans ("Previous Facility"). Borrowings under the Previous Facility could be used by the Company for general corporate purposes including, among other uses, to repurchase shares of our capital stock, to continue to finance restaurant construction, and for working capital and general corporate requirements. The Previous Facility was comprised of (i) a $100 million revolving credit facility maturing on May 6, 2016 and (ii) a $150 million term loan maturing on May 6, 2016, both with rates based on the London Interbank Offered Rate ("LIBOR") plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%). The Previous Facility required the payment of an annual commitment fee based upon the unused portion of the credit facility. The Previous Facility's interest rates and the annual commitment rate were based on a financial leverage ratio, as defined in the credit agreement. The Company's obligations under the Previous Facility were secured by first priority liens and security interests in substantially all of the Company's assets, which included the capital stock of certain subsidiaries. Additionally, the Previous Facility included a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Borrowings (Continued)

        On December 14, 2012, the Company terminated the Previous Facility and entered into a new credit facility ("New Credit Facility") with a consortium of banks. The New Credit Facility provides for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credits and swingline loans up to $15 million, and maintains the option to increase this credit facility in the future, subject to lenders' participation, by up to an additional $100 million in the aggregate. Borrowings under the New Credit Facility are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). This $225 million revolving line of credit matures on December 14, 2017. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company's assets, which include the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. As of December 30, 2012, we had outstanding borrowings under the New Credit Facility revolver of $125.0 million.

        Proceeds from the New Credit Facility were used to pay off the $121.9 million outstanding balance of the term loan of the Previous Facility and to pay related transaction fees and expenses associated with the refinancing of debt. Loan origination costs associated with the New Credit Facility were $0.9 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of December 30, 2012. The Company also recorded a non-cash, pre-tax charge of approximately $2.9 million, comprised of a write-off of unamortized fees from the prior credit arrangement of $1.7 million and a charge related to the de-designation of an interest rate swap of $1.2 million.

        During August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht ("Rabobank") to hedge the Company's floating interest rate on an aggregate of up to $74.1 million of debt that is currently or expected to be outstanding under the Previous Facility. On December 14, 2012, the Company re-designated the swap to the New Credit Facility's $225 million revolver. Refer to Note 8, Derivative and Other Comprehensive Income.

        The Company is subject to a number of customary covenants under its New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of December 30, 2012.

8. Derivative and Other Comprehensive Income

        The Company enters into derivative instruments for risk management purposes only, including derivatives designated as a cash flow hedge under guidance for derivative instruments and hedging activities. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis. The Company has one interest rate swap at December 30, 2012 and its

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative and Other Comprehensive Income (Continued)

counterparty is Rabobank. Market risk, as it relates to the Company's interest-rate derivative, is the adverse effect on the value of a financial instrument that results from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company takes.

        In August 2011, the Company entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the floating interest rate on a portion of the term loan under the Previous Facility. The interest rate swap was effective August 5, 2011 with an initial notional amount of $74.1 million. In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The remaining notional amount of $68.4 million decreases quarterly, and is set to expire on June 30, 2015 with a notional hedge amount of $50.6 million. Under the swap, the Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge. Concurrent with the December 14, 2012 refinancing of the loan agreement that was designated as being hedged by this swap, the Company de-designated the original hedging relationship for this swap and consequently reclassified all deferred gains and losses that had been deferred in accumulated other comprehensive loss ("AOCL"), a non-cash pre-tax charge of $1.2 million, recognized through loss on debt refinancing in the consolidated statements of income. On December 14, 2012, the Company re-designated the swap on the New Credit Facility's $225 million revolver. Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of AOCL in the accompanying condensed consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCL, net of tax, on the Company's consolidated balance sheet to interest expense on the Company's consolidated statements of income as the interest expense is recognized on the related debt.

        The following table summarizes the fair value and presentation in the consolidated balance sheets of the interest rate swap as hedging instruments as of December 30, 2012 and December 25, 2011 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at December 30, 2012	Fair Value at December 25, 2011
Accrued liabilities	$539	$449
Other non-current liabilities	677	85

Total derivatives	$1,216	$534

        During 2012, the interest rate swap was highly effective. Amounts reclassified from AOCL into interest expense represent payments made to the counterparty for the effective portion of the interest rate swap. The Company expects the swap to continue to be highly effective during the next twelve months. Additionally, the Company had no obligations at December 30, 2012 to post collateral under the terms of the Interest Rate Swap Agreement.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative and Other Comprehensive Income (Continued)

        The components of accumulated other comprehensive income at the end of each period was as follows (in thousands):

	December 30, 2012	December 25, 2011
Unrealized gain (loss) related to cash flow hedges, pretax	$9	$(533)
Tax effect	(4)	207

Accumulated other comprehensive income (loss), net	$5	$(326)

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

        The Company's deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, variable compensation, and commissions each plan year. The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs. See Note 16, Employee Benefit Programs. At December 30, 2012, and December 25, 2011, a liability for participant contributions and investment income thereon of $3.0 million and $2.6 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company's plan administrator purchases Company-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at the end of fiscal 2012 and 2011 was $2.9 and $2.5 million, respectively, and is included in other assets, net.

        As of December 30, 2012, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

        The following table presents the Company's assets and liabilities measured at fair value, of which the derivative, deferred compensation plan, and life insurance policy are valued on a recurring basis for the fiscal years ended December 30, 2012, and December 25, 2011 (in thousands):

	December 30, 2012	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,920	$—	$2,920	$—

Total assets measured at fair value	$2,920	$—	$2,920	$—
Liabilities:
Derivative—interest rate swap	$1,216	$—	$1,216	$—
Deferred compensation plan	2,974	—	2,974	—

Total liabilities measured at fair value	$4,190	$—	$4,190	$—

	December 25, 2011	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,534	$—	$2,534	$—

Total assets measured at fair value	$2,534	$—	$2,534	$—
Liabilities:
Derivative—interest rate swap	$534	$—	$534	$—
Deferred compensation plan	2,608	—	2,608	—

Total liabilities measured at fair value	$3,142	$—	$3,142	$—

Disclosures of Fair Value of Other Assets and Liabilities

        The Company's liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company's capital lease obligations are considered to be Level 2 instruments. The carrying value of the Company's credit facility as of December 30, 2012, and December 25, 2011, was $125.0 million and $146.3 million, respectively. The fair value of the Company's credit facility at the end of fiscal years 2012 and 2011, was approximately $124.4 million and $147.6 million, respectively. There are $10.0 million of outstanding borrowings recorded for the Company's capital leases as of December 30, 2012, which have an estimated fair value of $11.8 million. At December 25, 2011, the carrying amount of the Company's capital lease obligations was $10.7 million, and the fair value was $11.7 million.

Asset Impairment

        The Company recorded impairment charges for three and four of its restaurants in 2011 and 2010, respectively. These are considered to be assets that are measured at fair value on a nonrecurring basis.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

The inputs used for the fair value measurement of the restaurants are considered Level 3. For further information refer to Note 3, Restaurant Impairment and Restaurant Closures.

10. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2012	2011	2010
Cash paid during the year for:
Income taxes paid	$5,871	$1,698	$865
Interest paid, net of amounts capitalized	5,531	4,953	4,709
Non-cash investing and financing activities:
Change in construction related payables	1,366	385	(238)
Capital lease obligations incurred for real estate and equipment purchases	113	—	5,328

11. Income Taxes

        The provision (benefit) for income taxes consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$3,977	$2,135	$596
State	2,703	1,832	369
Deferred:
Federal	2,115	(1,961)	(3,771)
State	(269)	(495)	237

	$8,526	$1,511	$(2,569)

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income is as follows:

	2012	2011	2010
Tax provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	4.1	4.0	7.4
FICA tip tax credits	(15.9)	(24.9)	(99.2)
HIRE act tax credit	—	(7.6)	—
Other	(0.1)	0.3	2.5

Effective tax rate	23.1%	6.8%	(54.3)%

        The increase in the Company's effective tax rates in fiscal 2012 and fiscal 2011 is primarily attributable to the increase in earnings before income taxes.

        The Company's total deferred tax assets and liabilities at December 30, 2012, and December 25, 2011, are as follows (in thousands):

	2012	2011
Deferred tax assets	$46,634	$48,691
Deferred tax liabilities	(48,362)	(49,038)

Deferred tax liabilities, net	$(1,728)	$(347)

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The Company's federal and state deferred taxes at December 30, 2012, and December 25, 2011, are as follows (in thousands):

	2012	2011
Current deferred tax assets and liabilities, net:
Accrued compensation and related costs	$8,865	$9,279
Advanced payments	1,083	676
General business and other tax credits	361	361
Interest rate swap	(2)	201
Other current deferred tax assets	1,724	598
Other current deferred tax liabilities	(1,188)	(1,587)
Prepaid expenses	(2,823)	(2,844)
Supplies inventory	(5,010)	(5,255)

Current deferred tax asset, net	3,010	1,429

Non-current deferred tax assets and liabilities, net:
Deferred rent	13,896	14,350
Stock-based compensation	6,864	7,064
General business and other tax credits	9,735	12,529
Alternative minimum tax credits	1,262	1,262
Accrued compensation and related costs	1,016	916
Other non-current deferred tax assets	666	550
Other non-current deferred tax liabilities	(455)	(416)
Goodwill	(7,335)	(6,458)
Property and equipment	(31,547)	(32,478)
Franchise rights	1,163	870
Interest rate swap	(3)	35

Non-current deferred tax liability, net, included in other non-current liabilities	(4,738)	(1,776)

Net deferred tax liability	$(1,728)	$(347)

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

        The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date. The Company also has general business and other tax credits totaling $10.1 million available to offset future taxes which expire through 2032.

        Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2008 through 2012 tax years.

        The following table summarizes the Company's unrecognized tax benefits (in thousands):

	December 30, 2012	December 25, 2011
Beginning of year	$212	$273
Increase due to current year tax positions	168	50
Decrease due to current year tax positions	(1)	(8)
Settlements	(1)	(23)
Reductions related to lapses	(43)	(80)

End of year	$335	$212

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.3 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.

        The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense in the consolidated statements of income. The Company recorded nominal interest expense on the identified tax liabilities in fiscal years 2012, 2011, and 2010, and no penalties were recorded in those fiscal years.

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

	2012	2011	2010
Minimum rent	$47,287	$43,756	$41,845
Contingent rent	1,861	1,821	1,632
Equipment rent under operating leases	788	748	740

	$49,936	$46,325	$44,217

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at the end of fiscal years 2012 and 2011 was $4.6 million in both periods, and related accumulated depreciation was $2.6 million and $2.4 million, respectively. Rental income was immaterial for fiscal years 2012, 2011 and 2010.

        Future minimum lease commitments and minimum rental income under all leases as of December 30, 2012 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2013	$1,310	$48,696	$150
2014	1,246	48,404	150
2015	930	46,825	150
2016	862	43,996	38
2017	900	40,891	—
Thereafter	8,350	157,259	—

Total	13,598	$386,071	$488

Less amount representing interest	(3,603)

Present value of future minimum lease payments	9,995
Less current portion	(784)

Long-term capital lease obligations	$9,211

        At the end of fiscal 2012 and 2011, property and equipment included $20.3 million and $20.0 million of assets under capital lease, respectively, and $7.3 million and $6.7 million of related accumulated depreciation, respectively.

Contingencies

        In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include claims resulting from "slip and fall" accidents, employment related claims and claims alleging illness, injury or other food quality, health or operational issues. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material effect on the Company's financial position and results of operations.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Franchise Operations

        Results of franchise operations included in the consolidated statements of income consist of the following (in thousands):

	2012	2011	2010
Franchise royalties and fees:
Royalty income	$14,440	$13,863	$13,175
Franchise fees	61	288	234

Total franchise royalties and fees	14,501	14,151	13,409

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

14. Stockholders' Equity

        On August 12, 2010, the Company's board of directors authorized a repurchase of up to $50.0 million of the Company's common stock, which was set to expire on December 31, 2011. On October 26, 2011, the Company's board of directors re-authorized a repurchase of up to $50.0 million of the Company's common stock. This authorization expired on December 31, 2012. In fiscal 2012, the Company purchased 895,000 shares with an average purchase price of $29.73 per share for a total of $24.3 million. In fiscal 2011, the Company purchased 1.2 million shares, with an average purchase price of $27.56 per share for a total of $33.0 million. There were no shares repurchased in fiscal 2010.

        On November 15, 2012, the Company's board of directors re-authorized a repurchase of up to $50 million of the Company's common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company's board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

15. Stock Incentive Plans

        In 2007, stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 and amended and restated again in 2011 (the "2007 Stock Plan"). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), restricted stock, stock variable compensation and other forms of awards granted or denominated in the Company's common

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

stock or units of the Company's common stock, as well as cash variable compensation awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company's subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 2,074,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon the occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 4, 2021, unless terminated earlier by the Company's board of directors. As of December 30, 2012, options to acquire a total of 578,430 shares of the Company's common stock remained outstanding under this plan of which 308,279 were vested.

        The Company has four other stock-based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 30, 2012, options to acquire a total of 126,514 of the Company's common stock remain outstanding under these plans of which all are fully vested. Options granted under these plans expire within ten years from the date of grant. Canceled options revert back to the 2007 Stock Plan for potential reissuance.

        Total stock-based compensation costs recognized in fiscal 2012, 2011, and 2010 were $3.8 million, $3.3 million, and $4.1 million, respectively, with related income tax benefits of $1.5 million, $1.3 million, and $1.7 million, respectively. As of December 30, 2012, there was $4.2 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of approximately 1.2 years for stock options, 0.2 year for the non-vested common shares, 1.2 years for the restricted stock units, and 0.5 years for the performance stock units.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

Stock Options

        The table below summarizes the status of the Company's stock option plans (in thousands, except per share data and exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 25, 2011	867	$25.14
Granted	97	35.45
Cancelled	(92)	31.83
Exercised	(167)	18.19

Outstanding, December 30, 2012	705	$27.35

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 30, 2012	705	$27.35	6.31	$5,424
Vested and expected to vest as of December 30, 2012(1)	660	$27.05	6.17	$5,281
Exercisable as of December 30, 2012	435	$26.01	5.25	$4,060

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

        The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model were as follows:

	2012	2011	2010
Risk-free interest rate	0.7%	1.2%	1.5%
Expected years until exercise	4.1	3.6	3.6
Expected stock volatility	52.8%	60.3%	57.9%
Dividend yield	0.0%	0.0%	0.0%
Weighted average Black-Scholes fair value per share at date of grant	$14.60	$14.21	$9.12
Total intrinsic value of options exercised (in thousands)	$1,477	$657	$176

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

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

Restricted Stock

        During the fiscal years ended December 30, 2012 and December 25, 2011, the Company did not issue restricted stock as permitted under the 2007 Stock Plan. In the past, the Company has granted restricted stock to its directors, executive officers and other key employees. The restricted shares granted to directors were generally subject to a three year vesting requirement. The restricted shares granted to executive officers and other key employees were generally subject to a four year graded vesting requirement. The fair value of the non-vested common shares is based on the grant date market value of the common shares.

        The table below summarizes the status of the Company's non-vested shares under the 2007 Stock Plan (in thousands, except per share data and grant-date fair value):

	Restricted Stock
	Shares	Weighted Average Grant-Date Fair Value (per share)
Non-vested outstanding, December 25, 2011	14	$20.85
Granted	—	—
Cancelled	(1)	14.93
Vested	(9)	23.73

Non-vested outstanding, December 30, 2012	4	$14.93

Time-Based RSUs

        During fiscal years 2012 and 2011, the Company issued time-based restricted stock units (RSUs) to certain employees as permitted under the 2007 Stock Plan. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs vest in equal installments over four years and upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant.

        The table below summarizes the status of the Company's time-based RSUs under the 2007 Stock Plan (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 25, 2011	165	$24.85
Granted	66	33.67
Cancelled	(6)	24.81
Vested	(45)	24.83

Outstanding, December 30, 2012	180	$28.52

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Incentive Plans (Continued)

Performance-Based RSUs

        There were no performance-based restricted stock units awarded in fiscal 2012 or 2011. In March and September 2010, the Company granted performance-based restricted stock units ("PSUs") to executives and other key employees. These PSUs are subject to company performance metrics based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group, thus resulting in a market condition. The actual number of PSUs subject to the awards will be determined at the end of the performance period based on these performance metrics. The fair value of the PSUs was calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. These awards have a three-year performance period and are classified as equity as each unit is convertible into one share of the Company's common stock upon vesting. Compensation expense is recognized on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier).

        During fiscal year 2012, the Company granted no PSUs under the 2007 Stock Plan. At the end of fiscal year 2011, the Company had 37,000 PSUs outstanding. During the fiscal year 2012, the Company cancelled 2,000 PSUs, resulting in an outstanding balance of 35,000 PSUs as of the end of fiscal year 2012.

Long-Term Cash Incentive Plan

        In 2011, the Company began a long-term cash incentive program. The long-term cash incentive plan is based on operational metrics with a three-year performance period. The awards cliff vest at the end of each three-year performance cycle. In 2012 and 2011, the Company recorded approximately $1.5 million and $0.4 million related to this program, respectively, in Selling, General and Administrative expense.

16. Employee Benefit Programs

        Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. At the end of fiscal 2012 and 2011, a liability for participant contributions and investment income thereon of $3.0 million and $2.6 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company's plan administrator purchases Company-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at the end of fiscal years 2012 and 2011, of $2.9 million and $2.5 million, respectively, is included in other assets, net.

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

Company for at least one year and who are regularly scheduled to work more than twenty hours per week are eligible to participate in this plan which operates in successive six-month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 206,674 shares under this plan, including 24,786 shares that were issued in 2012. A total of 93,326 shares remain available for future issuance. For 2012, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.17% risk-free interest rate; 0.5 year expected life; expected volatility of 48.45%; and a 0% dividend yield. The weighted average fair value per share at grant date was $7.77. For the fiscal year 2011, the average assumptions used in the model included a 0.18% risk-free interest rate; 0.5 year expected life; expected volatility of 60.4%; and a 0% dividend yield. The weighted average fair value per share at grant date was $5.28. In 2012 and 2011, the Company recognized $0.2 million and $0.1 million, respectively, of compensation expense related to this plan.

        Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan ("401K Plan") which covers eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.3 million in both fiscal years 2012 and 2011.

17. Related Party Transactions

        The former president and majority owner of one of the Company's former franchises has served on the Company's board of directors since 2009. He has announced his retirement from the board effective as of the date of the Company's 2013 annual meeting of stockholders. The Company purchased 13 Red Robin® restaurants in Washington from him in 2006. The board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the Washington restaurants that the Company acquired in 2006. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $1.2 million, $1.1 million and $1.1 million for the fiscal years 2012, 2011, 2010, respectively. Future minimum lease commitments under these leases are $4.1 million at the end of fiscal 2012.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Results of Operations (unaudited)

        The following tables summarize the unaudited consolidated quarterly financial information for 2012 and 2011 (in thousands, except per share data):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (13 weeks)	2012 (53 weeks)
Total revenues	$299,459	$223,677	$213,317	$240,679	$977,132
Income from operations	$15,747	$11,423	$5,836	$12,203	$45,209
Net income	$10,558	$7,748	$3,533	$6,492	$28,331
Basic earnings per share	$0.72	$0.53	$0.25	$0.46	$1.97
Diluted earnings per share	$0.71	$0.52	$0.24	$0.45	$1.93

	Q1 (16 weeks)	Q2 (12 weeks)	Q3(1) (12 weeks)	Q4(2) (12 weeks)	2011 (52 weeks)
Total revenues	$286,830	$215,795	$206,244	$205,981	$914,850
Income from operations	$11,195	$9,070	$3,256	$4,479	$28,001
Net income	$8,708	$6,894	$2,069	$2,905	$20,577
Basic earnings per share	$0.56	$0.45	$0.14	$0.20	$1.36
Diluted earnings per share	$0.56	$0.44	$0.14	$0.20	$1.34

(1)
During the third quarter of fiscal 2011, it was determined that one Company-owned restaurant was impaired. The Company recognized a pre-tax non-cash impairment charge of $1.9 million for this restaurant.

(2)
During the fourth quarter of fiscal 2011, it was determined that two Company-owned restaurant were impaired. The Company recognized a pre-tax non-cash impairment charge of $2.4 million for these restaurants.

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

        There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2012. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our assessment and those criteria, management believes that, as of December 30, 2012, the Company's internal control over financial reporting is effective.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

        We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 2013

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Our board of directors has adopted codes of ethics that apply to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all of the finance team. The full text of our codes of ethics can be found on the investor relations page of our website at www.redrobin.com. We intend to disclose any changes in or waivers from the codes of ethics by posting such information on our corporate website or by filing a Current Report on Form 8-K.

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders' meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.

ITEM 11.    Executive Compensation

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders' meeting and is hereby incorporated by reference in this report.

ITEM 14.    Principal Accounting Fees and Services

        Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual stockholders' meeting and is hereby incorporated by reference in this report.

 PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)
Exhibits and Financial Statement Schedules

(1)
Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report on Form 10-K. See "Index to Financial Statements and Supplementary Data" for more detail.

(2)
All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

(3)
Index to Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation dated May 24, 2012. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 10, 2012.

(3.2)	Fourth Amended and Restated Bylaws dated May 24, 2012. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 10, 2012.

(3.3)	Amendment No. 1 dated February 13, 2013 to Fourth Amended and Restated Bylaws dated May 24, 2012. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 19, 2013.

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002 (Registration No. 333-87044).

(4.2)	Rights Agreement by and between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC dated August 11, 2010. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

(4.3)	Amendment to Rights Agreement dated as of February 11, 2011, between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2011.

(4.4)	Amendment No. 2 to Rights Agreement, dated as of May 27, 2011 between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 31, 2011.

(10.1) *	Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002 (Registration No. 333-87044).

(10.2) *	Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 4 of our Registration Statement on Form S-1 filed on July 17, 2002 (Registration No. 333-87044).

(10.3) *	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on April 6, 2005.

(10.4) *	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on November 4, 2005.

Exhibit Number		Description
(10.5)	*	Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on November 4, 2005.

(10.6)	*	Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 21, 2011.

(10.7)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on February 23, 2012.

(10.8)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 22, 2009.

(10.9)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 22, 2009.

(10.10)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 21, 2010.

(10.11)	*	Form of Red Robin Gourmet Burgers, Inc. Restricted Stock Unit Grant Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 13, 2010.

(10.12)	*	Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Outside Director Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 21, 2010.

(10.13)	*	Form of Red Robin Gourmet Burgers, Inc. Performance Based Cash Award Agreement. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2011.

(10.14)	*	Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 to Amendment No. 4 of our Registration Statement on Form S-1 filed on July 17, 2002 (Registration No. 333-87044).

(10.15)	*	First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated August 4, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2009.

(10.16)	*	Second Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated December 21, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 24, 2009.

(10.17)	*	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 12, 2004.

(10.18)		Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 to Amendment No. 3 of our Registration Statement on Form S-1 filed on July 12, 2002 (Registration No. 333-87044).

Exhibit Number		Description
(10.19)	*	Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and Eric C. Houseman dated March 10, 2008. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 14, 2008.

(10.20)	*	Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2008.

(10.21)		Letter Agreement among Red Robin Gourmet Burgers, Inc., Spotlight Advisors, LLC and Clinton Group, Inc. dated as of March 4, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2010.

(10.22)		Letter Agreement among Red Robin Gourmet Burgers, Inc., Spotlight Advisors, LLC and Clinton Group, Inc. dated as of August 5, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2010.

(10.23)		Letter Agreement by and between Red Robin Gourmet Burgers, Inc., David Makula, and Oak Street Capital Management, LLC dated as of April 5, 2011. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2011.

(10.24)	*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 11, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2010.

(10.25)	*	Separation Agreement by and between Red Robin Gourmet Burgers, Inc. and Dennis B. Mullen dated August 11, 2010. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 12, 2010.

(10.26)	*	Separation Agreement by and between Red Robin Gourmet Burgers, Inc. and Susan Lintonsmith, dated August 9, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 12, 2011.

(10.27)	*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2011.

(10.28)	*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stuart B. Brown, dated August 10, 2011. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2011.

(10.29)		Credit Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2012.

(10.30)		Security Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2012.

(21.1)		List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2010.

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description
101	The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 30, 2012 and December 25, 2011; (ii) Consolidated Statements of Income for the years ended December 30, 2012, December 25, 2011and December 26, 2010; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 30, 2012, December 25, 2011 and December 26, 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 30, 2012 and December 25, 2011; and (v) the Notes to Consolidated Financial Statements.**

( )	Exhibits previously filed in the Company's periodic filings as specifically noted.
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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 28, 2013 (Date)	By:	/s/ STEPHEN E. CARLEY Stephen E. Carley (Chief Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. CARLEY Stephen E. Carley	Chief Executive Officer (Principal Executive Officer and Director)	February 28, 2013
/s/ STUART B. BROWN Stuart B. Brown	Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ TERRY D. HARRYMAN Terry D. Harryman	Chief Accounting Officer	February 28, 2013
/s/ PATTYE L. MOORE Pattye L. Moore	Chairperson of the Board	February 28, 2013
/s/ ROBERT B. AIKEN Robert B. Aiken	Director	February 28, 2013
/s/ LLOYD L. HILL Lloyd L. Hill	Director	February 28, 2013
/s/ RICHARD J. HOWELL Richard J. Howell	Director	February 28, 2013

Signature	Title	Date

/s/ GLENN B. KAUFMAN Glenn B. Kaufman	Director	February 28, 2013
/s/ STUART I. ORAN Stuart I. Oran	Director	February 28, 2013
/s/ JAMES T. ROTHE James T. Rothe	Director	February 28, 2013
/s/ TAYLOR SIMONTON Taylor Simonton	Director	February 28, 2013
/s/ MARCUS L. ZANNER Marcus L. Zanner	Director	February 28, 2013

QuickLinks

RED ROBIN GOURMET BURGERS, INC. TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Mine Safety Disclosures
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
  ITEM 8. Financial Statements and Supplementary Data
RED ROBIN GOURMET BURGERS, INC. INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
RED ROBIN GOURMET BURGERS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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