Form 10-Q
period 2013-04-21
RED ROBIN GOURMET BURGERS INC
filed 2013-05-24
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 22, 2013
Common Stock, $0.001 par value per share	14,158,388 shares

PART I — FINANCIAL INFORMATION

Item 1.                        Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 21, 2013	December 30, 2012

Assets:
Current Assets:
Cash and cash equivalents	$17,375	$22,440
Accounts receivable, net	9,198	16,386
Inventories	18,325	18,371
Prepaid expenses and other current assets	8,952	13,439
Deferred tax asset and other	3,238	3,868
Total current assets	57,088	74,504

Property and equipment, net	410,573	413,258
Goodwill	62,525	62,525
Intangible assets, net	36,892	37,203
Other assets, net	9,633	9,642
Total assets	$576,711	$597,132

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$13,974	$14,241
Construction related payables	4,682	4,694
Accrued payroll and payroll related liabilities	33,371	31,476
Unearned revenue, net	20,552	28,187
Accrued liabilities and other	29,738	23,685
Total current liabilities	102,317	102,283

Deferred rent	46,327	44,801
Long-term portion of credit facility	90,500	125,000
Long-term portion of capital lease obligations	8,960	9,211
Other non-current liabilities	8,656	8,918
Total liabilities	256,760	290,213

Stockholders’ Equity:
Common stock, $0.001 par value: 30,000 shares authorized; 17,656 and 17,499 shares issued; 14,156 and 13,999 shares outstanding	18	17
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 3,500 and 3,500 shares, at cost	(107,589)	(107,589)
Paid-in capital	189,561	185,974
Accumulated other comprehensive gain (loss), net of tax	(31)	5
Retained earnings	237,992	228,512
Total stockholders’ equity	319,951	306,919
Total liabilities and stockholders’ equity	$576,711	$597,132

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Sixteen Weeks Ended
	April 21, 2013	April 15, 2012

Revenues:
Restaurant revenue	$301,313	$294,642
Franchise royalties, fees and other revenues	5,036	4,817
Total revenues	306,349	299,459

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	74,982	75,075
Labor (includes $69 and $143 of stock-based compensation, respectively)	101,882	98,606
Operating	37,090	37,405
Occupancy	22,573	21,114
Depreciation and amortization	17,834	16,652
Selling, general and administrative (includes $1,123 and $1,059 of stock-based compensation, respectively)	37,608	33,877
Pre-opening costs	834	983
Total costs and expenses	292,803	283,712

Income from operations	13,546	15,747

Other expense:
Interest expense, net and other	1,089	1,833

Income before income taxes	12,457	13,914
Provision for income taxes	2,977	3,356
Net income	$9,480	$10,558
Earnings per share:
Basic	$0.67	$0.72
Diluted	$0.66	$0.71
Weighted average shares outstanding:
Basic	14,062	14,611
Diluted	14,341	14,894

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 21, 2013	April 15, 2012
Net income	$9,480	$10,558
Cash Flow Hedges:
Decrease in fair value of interest rate swap	(60)	(491)
Net loss reclassified into interest expense	—	132
Total change in unrealized loss related to cash flow hedges	(60)	(359)
Income tax benefit related to items of other comprehensive income	24	140
Other comprehensive loss, net of tax	(36)	(219)
Total comprehensive income	$9,444	$10,339

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	April 21, 2013	April 15, 2012
Cash Flows From Operating Activities:
Net income	$9,480	$10,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,834	16,652
Stock-based compensation expense	1,192	1,202
Other, net	(285)	170
Changes in operating assets and liabilities	12,146	970
Cash provided by operating activities	40,367	29,552

Cash Flows From Investing Activities:
Purchases of property and equipment	(13,640)	(10,447)
Changes in marketing fund restricted cash and other	—	862
Cash used in investing activities	(13,640)	(9,585)

Cash Flows From Financing Activities:
Net payments on long-term debt	(34,500)	(18,750)
Proceeds from exercise of stock options and employee stock purchase plan	2,957	1,958
Payments of other debt and capital lease obligations	(249)	(234)
Cash used in financing activities	(31,792)	(17,026)

Net change in cash and cash equivalents	(5,065)	2,941
Cash and cash equivalents, beginning of period	22,440	35,036
Cash and cash equivalents, end of period	$17,375	$37,977

Supplemental of Cash Flow Information:
Income taxes paid	$1,521	$199
Interest paid, net of amounts capitalized	948	1,901

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                        Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. As of April 21, 2013, the Company owned and operated 342 restaurants located in 33 states. The Company also sells franchises, and there were 133 franchised restaurants, in 21 states and two Canadian provinces as of April 21, 2013. The Company operates its business as one operating and one reportable segment.

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

The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted.  The condensed consolidated balance sheet as of December 30, 2012, has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles.  For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 28, 2013.

The Company’s quarter which ended April 21, 2013, is referred to as first quarter 2013, or the sixteen weeks ended April 21, 2013; the first quarter ended April 15, 2012, is referred to as first quarter 2012, or the sixteen weeks ended April 15, 2012.

Recently Issued Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to the disclosures about offsetting and will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. Entities will be required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance in fiscal 2014 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (“AOCI”), but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

2.                       Goodwill and Intangible Assets

The following table presents goodwill as of April 21, 2013, and December 30, 2012 (in thousands):

Balance at December 25, 2011	$61,769
Acquisition	756
Balance at December 30, 2012 and April 21, 2013	62,525

The Company has no historical goodwill impairment losses in periods prior to those presented in the above table.  Refer to Note 5, Acquisition of Red Robin Franchised Restaurant for details of the acquisition.

The following table presents intangible assets subject to amortization as of April 21, 2013, and December 30, 2012 (in thousands):

	April 21, 2013			December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$43,603	$(16,097)	$27,506	$43,519	$(15,342)	$28,177
Leasehold interests	12,744	(4,546)	8,198	12,744	(4,313)	8,431
Liquor licenses	10,049	(8,861)	1,188	9,095	(8,500)	595
	$66,396	$(29,504)	$36,892	$65,358	$(28,155)	$37,203

There were no impairments to intangible assets during the sixteen weeks ended April 21, 2013, and April 15, 2012. The amortization expense reflected in the consolidated statements of operations totaled $1.3 million and $1.4 million for the sixteen weeks ended April 21, 2013, and April 15, 2012, respectively.

The aggregate future amortization expense as of April 21, 2013 is as follows (in thousands):

Remainder of 2013	$2,200
2014	3,398
2015	3,395
2016	3,229
2017	3,116
Thereafter	21,554
$36,892

3.                        Stock-Based Compensation

Under the Company’s Second Amended and Restated 2007 Performance Incentive Plan (the “2007 Stock Plan”), various stock options and stock awards may be granted to employees of the Company and any of the Company’s subsidiaries, directors of the Company, certain consultants and advisors to the Company or any of its subsidiaries.

Stock options are granted with an exercise price equal to the fair market value of shares of the Company’s common stock at the grant date. We account for stock-based compensation in accordance with fair value recognition provisions, calculated using the Black-Scholes option pricing model (the “pricing model”). The weighted-average fair value of non-qualified stock options and the related assumptions used in the pricing model were as follows:

	Sixteen Weeks Ended
	2013	2012
Risk-free interest rate	0.7%	0.7%
Expected years until exercise	4.1	4.1
Expected stock volatility	44.3%	52.8%
Dividend yield	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$14.84	$14.60

The following table presents a summary of the Company’s stock-based compensation activity for the 16 weeks ended April 21, 2013:

(in thousands)	Stock Options	Restricted Stock Units	Restricted Stock	Performace Stock Units
Outstanding, December 30, 2012	705	180	4	35
Granted	124	30	—	6
Exercised	(114)	(24)	(4)	(21)
Cancelled	(12)	(3)	—
Outstanding, April 21, 2013	703	183	—	20

4.                        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share amounts are calculated based upon the weighted-average number of common shares and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the sixteen weeks ended April 21, 2013, and April 15, 2012, weighted average stock options outstanding of 114,000 and 280,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the effect of outstanding stock options.  The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 21, 2013	April 15, 2012
Net income	$9,480	$10,558

Basic weighted average shares outstanding	14,062	14,611
Dilutive effect of stock options and awards	279	283
Diluted weighted average shares outstanding	14,341	14,894

Earnings per share:
Basic	$0.67	$0.72
Diluted	$0.66	$0.71

5.                        Acquisition of Red Robin Franchised Restaurant

On June 19, 2012, the Company acquired the assets of one restaurant of one of its franchisees.  The purchase price was approximately $3.2 million. The consolidated statements of operations include the results of operations for this restaurant from the date of acquisition. The pro forma impact of the acquisition on prior periods is not presented as the impact was not material to reported results.

The Company allocated the purchase price to the tangible and intangible assets acquired in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $1.9 million to intangibles, which represent the fair value of franchise rights and liquor licenses, $756,000 to goodwill, $540,000 to fixed assets and $47,000 to inventory. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date was based on significant inputs not observed in the market and thus represents a Level 3 measurement.

6.                        Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses.  These costs include salaries, variable compensation, advertising, media, and marketing materials. Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred.  Advertising and marketing costs amounted to $11.1 million and $9.9 million for the sixteen weeks ended April 21, 2013, and April 15, 2012, respectively.

Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the “Marketing Funds”). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases and for administrative costs. The Company’s portion of costs incurred by the Marketing Funds is recorded as selling, general and administrative expenses in the Company’s consolidated statements of income.

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

The Company had one interest rate swap at April 21, 2013, and its counterparty is Rabobank International, Utrecht (“Rabobank”). The Company entered into a variable-to-fixed interest rate swap agreement with Rabobank in August 2011 to hedge the floating interest rate on a portion of the term loan under the Company’s credit facility. The interest rate swap was effective August 5, 2011, with an initial notional amount of $74.1 million. In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The remaining notional amount of $65.5 million as of April 21, 2013, is set to expire on June 30, 2015, with a notional hedge amount of $50.6 million. Under the swap, the Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge. Concurrent with the December 14, 2012, refinancing of its then-existing credit facility, the Company de-designated the original hedging relationship for this swap and consequently re-designated the swap on the amended credit facility’s $225 million revolver. Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of AOCI, in the accompanying condensed consolidated balance sheets. The Company reclassifies the effective gain or loss from AOCI, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of April 21, 2013, and December 30, 2012 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at April 21, 2013	Fair Value at December 30, 2012

Accrued liabilities	$532	$539
Other non-current liabilities	497	677
Total derivative liability	$1,029	$1,216

During the first quarter 2013, the interest rate swap was highly effective. The Company expects the swap to continue to be highly effective during the next twelve months. Additionally, the Company had no obligations at April 21, 2013, to post collateral under the terms of the interest rate swap agreement.

The components of AOCI at the end of each period was as follows (in thousands):

	April 21, 2013	December 30, 2012
Unrealized gain (loss) related to cash flow hedges, pretax	$(50)	$9
Tax effect	19	(4)
Accumulated other comprehensive income (loss), net	$(31)	$5

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

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary, variable compensation, and commissions each plan year. The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs. At April 21, 2013, and December 30, 2012, a liability for participant contributions and investment income thereon of $2.3 million and $3.0 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company’s plan administrator purchases Company-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at April 21, 2013, and December 30, 2012, were $3.0 and $2.9 million, respectively, and is included in other assets, net.

As of April 21, 2013, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended April 21, 2013, and for the fiscal year ended December 30, 2012 (in thousands):

	April 21, 2013	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,951	$—	$2,951	$—
Total assets measured at fair value	$2,951	$—	$2,951	$—

Liabilities:
Derivative - interest rate swap	$1,029	$—	$1,029	$—
Deferred compensation plan	2,301	—	2,301	—
Total liabilities measured at fair value	$3,330	$—	$3,330	$—

	December 30, 2012	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,920	$—	$2,920	$—
Total assets measured at fair value	$2,920	$—	$2,920	$—

Liabilities:
Derivative— interest rate swap	$1,216	$—	$1,216	$—
Deferred compensation plan	2,974	—	2,974	—
Total liabilities measured at fair value	$4,190	$—	$4,190	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments. The carrying value of the Company’s credit facility as of April 21, 2013, and December 30, 2012, was $90.5 million and $125.0 million, respectively. The fair value of the Company’s credit facility as of April 21, 2013, and December 30, 2012, was approximately $90.4 million and $124.4 million, respectively. There are $9.7 million of outstanding borrowings recorded for the Company’s capital leases as of April 21, 2013, which have an estimated fair value of $11.5 million. At December 30, 2012, the carrying amount of the Company’s capital lease obligations was $10.0 million, and the fair value was $11.8 million.

9.                      Related Party Transactions

The former president and majority owner of one of the Company’s former franchisees has served on the Company’s board of directors since 2009. He has announced his retirement from the board effective as of the date of the Company’s 2013 annual meeting of stockholders. The Company purchased 13 Red Robin® restaurants in Washington from this franchisee in 2006. The board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $0.3 million and $0.4 million for the sixteen weeks ended April 21, 2013, and April 15, 2012, respectively. Future minimum lease commitments under these leases are $3.9 million as of April 21, 2013.

10.                Commitments and Contingencies

In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment related claims and claims alleging illness, injury or other food quality, health or operational issues. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material effect on the Company’s financial position and results of operations.

11.                Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2013 and 2012 refer to the sixteen week periods ending April 21, 2013, and April 15, 2012, respectively, unless otherwise indicated.

Overview

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates and franchises casual-dining restaurants with 475 locations as of April 21, 2013.  The Company operated 342 Company-owned restaurants located in 33 states comprised of 337 casual dining locations and five Red Robin’s Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also franchises restaurants, of which there were 133 restaurants in 21 states and two Canadian provinces as of April 21, 2013.  The Company operates its business as one operating and one reportable segment.

The following summarizes the operational and financial highlights during the first sixteen weeks of fiscal 2013 and our outlook for the remainder of 2013:

•                  Comparable Restaurant Revenue.  Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented, and such restaurants are only included in our comparable metrics if they are comparable for the entirety of both periods presented. For the sixteen weeks ended April 21, 2013, the 320 restaurants in our comparable base experienced a 2.2% increase in net sales compared to the same period last year.  This increase was driven by a 2.8% increase in average guest check, partially offset by a 0.6% decrease in guest count.  Our comparable sales are measured using the most closely aligned calendar weeks.

•                  Marketing.  Our Red Robin Royalty™ loyalty program operates in all of our Company-owned restaurants and in 69 of our franchised locations. Engaging our guests through this program is a key part of our marketing strategy and uses offers designed to increase the frequency of guest visits. We are also using the program to generate awareness of new menu items and to engage our guests with smart rewards. Our “Take Back the Bar” initiative continued to increase our alcoholic beverage mix, differentiate our brand, and help target adult diners.

•                  Brand Transformation Initiative.  As of April 21, 2013, we have completed brand transformation projects at 21 of our restaurants. Additionally, we plan to expand our Brand Transformation initiatives into an additional 20 restaurants during the remainder of 2013 through remodeling efforts.

•                  Food Costs.  As a percentage of restaurant revenue, we have experienced a 60 basis point decrease in cost of goods during the sixteen weeks ended April 21, 2013, compared to the same period in the prior year.  This decrease was primarily driven by lower hamburger and cheese cost, as well as favorable mix.

•                  Labor.  Labor costs as a percentage of restaurant revenue increased 30 basis points for the sixteen weeks ended April 21, 2013, from the same period in 2012.  This increase was primarily driven by higher restaurant management wages, partially offset by a decrease in worker’s compensation costs.

•                  New Restaurant Openings.  We opened three Company-owned restaurants during the sixteen weeks ended April 21, 2013.  We plan to open 20 additional Company-owned restaurants in 2013 and several Burger Works®, which we expect to fund from our operating cash flows.

•                  Selling, General and Administrative. As a percentage of total revenue, selling, general and administrative costs increased 100 basis points for the sixteen weeks ended April 21, 2013, from the same period in 2012. This increase was primarily driven by an increase in staffing levels resulting in higher salaries and benefits.

Restaurant Data

The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated.

	Sixteen Weeks Ended
	April 21, 2013	April 15, 2012
Company-owned:
Beginning of period	339	327
Opened during period (1)	3	4
Closed during period	—	(1)
End of period	342	330

Franchised:
Beginning of period	133	137
Sold or closed during period	—	(1)
End of period	133	136

Total number of Red Robin restaurants	475	466

(1)         Includes one Red Robin’s Burger Works® in 2012.

Results of Operations

Operating results for each period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.

This information has been prepared on a basis consistent with our audited 2012 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.  Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 21, 2013	April 15, 2012
Revenues:
Restaurant	98.4%	98.4%
Franchise royalties, fees and other revenues	1.6	1.6
Total revenues	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.9	25.5
Labor	33.8	33.5
Other operating	12.3	12.7
Occupancy	7.5	7.2
Total restaurant operating costs	78.5	78.9

Depreciation and amortization	5.8	5.6
Selling, general and administrative	12.3	11.3
Pre-opening costs	0.3	0.3
Income from operations	4.4	5.3

Interest expense, net and other	0.4	0.6
Income before income taxes	4.1	4.6
Provision for income taxes	1.0	1.1
Net income	3.1%	3.5%

Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Total Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 21, 2013	April 15, 2012	Percent Change
Restaurant revenue	$301,313	$294,642	2.3%
Franchise royalties and fees and other revenue	5,036	4,817	4.5%
Total revenues	$306,349	$299,459	2.3%

Average weekly net sales volumes in comparable restaurants (1) (2)	$55,982	$54,794	2.2%
Average weekly net sales volumes in Company-owned restaurants (1) (2)	$55,978	$56,303	(0.6)%
Total operating weeks	5,444	5,244	3.8%
Net sales per square foot in Company-owned restaurants	$139	$145	(4.1)%

(1)  Includes Company-owned casual dining restaurants only.

Restaurant revenue during the sixteen weeks ended April 21, 2013, which is comprised almost entirely of food and beverage sales, increased by $6.7 million compared to first quarter 2012.  Net sales in our comparable restaurant base increased approximately $6.1 million or 2.2% during the first quarter 2013, compared to first quarter 2012.  The comparable sales increase was primarily the result of a 2.8% increase in average guest check, partially offset by 0.6% decrease in guest counts.

Average weekly net sales volumes represent the total restaurant revenue for all Company-owned casual dining restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. New restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters. Fluctuations in average weekly net sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period and the average square feet of our restaurants. First quarter 2013 total average weekly net sales in Company-owned restaurants decreased 0.6% from 2012 due mainly to the change in fiscal year which resulted in seasonal holiday sales shifting out of the first quarter.

Franchise royalties and fees, which consist primarily of royalty income and initial franchise fees, remained relatively flat for the sixteen weeks ended April 21, 2013.  Our franchisees reported that comparable restaurant net sales decreased 1.0% for U.S. restaurants and increased 3.2% for Canadian restaurants for the first quarter of 2013 compared to the first quarter of 2012.

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2013	April 15, 2012	Percent Change
Cost of sales	$74,982	$75,075	(0.1)%
As a percent of restaurant revenue	24.9%	25.5%	(0.6)%

Cost of sales, comprised of food and beverage costs, is variable and generally fluctuates with sales volume.  For the sixteen weeks ended April 21, 2013, cost of sales as a percentage of restaurant revenue decreased 60 basis points, compared to the same period in the prior year.  This decrease was driven by lower hamburger and cheese costs, as well as favorable mix.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2013	April 15, 2012	Percent Change
Labor	$101,882	$98,606	3.3%
As a percent of restaurant revenue	33.8%	33.5%	0.3%

Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits.  For the sixteen weeks ended April 21, 2013, labor costs as a percentage of restaurant revenue increased 30 basis points. This increase primarily resulted from an approximate 50 basis point increase due to higher management wages and group insurance, partially offset by an approximate 20 basis point decrease related to lower worker’s compensation costs.

Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2013	April 15, 2012	Percent Change
Operating	$37,090	$37,405	(0.8)%
As a percent of restaurant revenue	12.3%	12.7%	(0.4)%

Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs.  For the sixteen weeks ended April 21, 2013, operating costs as a percentage of restaurant revenue decreased 40 basis points over prior year.  The decrease as a percentage of restaurant revenue resulted from a 60 basis point decrease related to lower promotional activities, partially offset by a 20 basis point increase in utilities and credit card fees.

Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2013	April 15, 2012	Percent Change
Occupancy	$22,573	$21,114	6.9%
As a percent of restaurant revenue	7.5%	7.2%	0.3%

Occupancy costs include fixed rents, contingent rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. The increase in occupancy costs for the sixteen weeks ended April 21, 2013 was primarily due to an increase in fixed rents related to the additional restaurants opened since first quarter 2012. Our fixed rents for the sixteen weeks ended April 21,2013 and April 15, 2012 were $14.4 million and $13.5 million, respectively.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2013	April 15, 2012	Percent Change
Depreciation and amortization	$17,834	$16,652	7.1%
As a percent of total revenues	5.8%	5.6%	0.2%

Depreciation and amortization includes depreciation of capital investments for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense as a percentage of revenue increased 20 basis points for the sixteen weeks ended April 21, 2013 as compared to the prior period, largely due to an increase in leasehold improvement amortization due primarily to the opening of new restaurants, as well as an increase in depreciation related to placing into service certain elements of our information technology systems.

Selling, General and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2013	April 15, 2012	Percent Change
Selling, general and administrative	$37,608	$33,877	11.0%
As a percent of total revenues	12.3%	11.3%	1.0%

Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses and marketing costs.  For the sixteen weeks ended April 21, 2013, selling, general and administrative costs increased 11.0%, or $3.7 million over the sixteen weeks ended April 15, 2012, driven primarily by an increase in salaries and benefits due to investments in talent to support value-enhancing initiatives and higher incentive based compensation.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2013	April 15, 2012	Percent Change
Pre-opening costs	$834	$983	(15.2)%
As a percent of total revenues	0.3%	0.3%	0.0%

Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants, travel expenses for our training teams, the cost of food and beverages used in training, marketing costs, occupancy costs incurred prior to opening, and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened and the location of the restaurants. Pre-opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Interest Expense, net and other

Interest expense, net and other was $1.1 million and $1.8 million for the sixteen weeks ended April 21, 2013, and April 15, 2012, respectively.  The decrease for the sixteen weeks ended April 21, 2013, was primarily due to the Company’s lower interest expense, due to the refinancing of the Company’s debt in December 2012.  Our weighted average interest rate was 2.7% and 3.6% for the sixteen weeks ended April 21, 2013, and April 15, 2012, respectively.

Provision for Income Taxes

The effective income tax rate for the first quarter 2013 was 23.9% compared to 24.1% for the first quarter 2012. We anticipate that our full year fiscal 2013 effective tax rate will be approximately 24%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $5.1 million to $17.4 million at April 21, 2013, from $22.4 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.

Cash Flows

The table below summarizes our cash flows from operating, investing and financing activities for each of periods presented (in thousands):

	Sixteen Weeks Ended
	April 21, 2013	April 15, 2012
Net cash provided by operating activities	$40,367	$29,552
Net cash used in investing activities	(13,640)	(9,585)
Net cash used in financing activities	(31,792)	(17,026)
Net increase (decrease) in cash and cash equivalents	$(5,065)	$2,941

Operating Cash Flows

Net cash flows provided by operating activities were $40.4 million for the first quarter 2013 compared to $29.6 million for the same period in 2012. The $10.8 million increase over the prior year is primarily due the to acceleration of payments to vendors at the end of fiscal year 2012 in order to aid in the conversion to our new information technology system, as well as an increase in accrued payroll and marketing related liabilities, partially offset by a decrease in tax liabilities due to cash payments for income taxes.

Investing Cash Flows

Net cash flows used in investing activities increased $4.0 million from $9.6 million in the first quarter 2012 to $13.6 million in the first quarter 2013. The increase over prior year is due primarily to investments in new restaurant openings, kitchen equipment and technology infrastructure. The following table lists the components of our investing activities for fiscal 2012 (in millions): double underline table

Sixteen Weeks Ended
April 21, 2013
New restaurants	$6,860
Restaurant facility improvements	4,466
Investments in technology infrastructure and other	2,314
Net cash used in investing activities	$13,640

Financing Cash Flows

Cash used in our financing activities increased $14.8 million from $17.0 million in the first quarter 2012 to $31.8 million in the first quarter 2013 primarily due to an increase in debt payments driven by strong cash flow during the quarter.

Credit Facility.  On December 14, 2012, we entered into a new credit facility (“New Credit Facility”) with a consortium of banks, thereby terminating our previous credit facility, which had been amended and restated on May 6, 2011 (“Previous Facility”).  The New Credit Facility provides for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credits and swingline loans up to $15 million, and maintains the option to increase this credit facility in the future, subject to lenders’ participation, by up to an additional $100 million in the aggregate. Borrowings under the New Credit Facility are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%). This $225 million revolving line of credit matures on December 14, 2017. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of our assets, which include the capital stock of our certain subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock.  We do not believe that any of our lenders will not be able to fulfill their lending commitments under our New Credit Facility.  Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet.  As of April 21, 2013, we had outstanding borrowings under the New Credit Facility of $90.5 million.

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”) to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011, and an initial notional amount of $74.1 million. In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The remaining notional amount is $65.5 million and is set to expire on June 30, 2015, with a notional hedge amount of $50.6 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the Previous Facility, the Company undesignated the original hedging relationship for this swap and consequently re-designated the swap on the New Credit Facility’s $225 million revolver.

Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of April 21, 2013, we were in compliance with all debt covenants.

Debt Outstanding.  Total debt outstanding decreased $34.8 million to $100.2 million at April 21, 2013, from $135.0 million at December 30, 2012, primarily due to debt payments of $34.5 million on our credit facility. Our New Credit Facility matures in 2017.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the first quarter of 2013, due primarily to higher costs for certain supplies, and commodity prices for certain foods we purchased at market rates.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2013, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2013.

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

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters.  We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances.  Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions.  We had no significant changes in our critical accounting policies and estimates since our last annual report.  Our critical accounting estimates are contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Recently Issued Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of transactions that are subject to the disclosures about offsetting and will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. Entities will be required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance in fiscal 2014 is not expected to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an organization to present the effects on the line items of net income of significant amounts reclassified out of AOCI, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”.  Forward-looking statements in this report include, among other things: expectations about our interest-rate swaps; anticipated number of new restaurants; anticipated funding for new restaurant openings; anticipated effective tax rate for 2013; beliefs about inflation and the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 28, 2013.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.50% to 1.25%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.50% to 2.25%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of April 21, 2013, we had $25.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.25 million on an annualized basis.

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

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011 and an initial notional amount of $74.1 million. In accordance with its original terms $4.7 million and $0.9 million of the initial $74.1 million expired in 2012 and 2011 respectively. The remaining notional amount of $68.4 million as of April 21, 2013, decreases quarterly and is set to expire on June 30, 2015, with a notional hedge amount of $50.6 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the loan agreement that was designated as being hedged by this swap, the Company de-designated the original hedging relationship for this swap and consequently re-designated the swap on the New Credit Facility’s $225 million revolver. Refer to Note 7, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company, (“Management”), including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.  As a result, the Company’s CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2013, the Company completed the first phase of its new Enterprise Resource Planning (“ERP”) system implementation, including the general ledger, accounts receivable, accounts payable and project modules, as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes.  The system is expected to replace legacy systems and integrate with the core financial systems.

The implementation of this new ERP system results in changes to certain of the Company’s processes and procedures for internal control over financial reporting. The Company has conducted, and through the remaining phases of implementation will continue to conduct, extensive pre-implementation and post-implementation monitoring, testing, and process modifications to ensure the effectiveness of internal controls over financial reporting.  The Company has not experienced any significant difficulties to date in connection with the implementation or the operation of the new ERP system.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      Risk Factors

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed with the SEC on February 28, 2013.  There have been no material changes to our Risk Factors disclosed in our 2012 Annual Report on Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended April 21, 2013, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. In November 2012, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program may be suspended or discontinued at any time. The Company did not repurchase any of its own common stock during first quarter 2013. Therefore, the repurchase program had remaining authorized funds of $50.0 million at April 21, 2013.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 21, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 21, 2013 and December 30, 2012; (ii) Condensed Consolidated Statements of Operations for the sixteen weeks ended April 21, 2013 and April 15, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the sixteen weeks ended April 21, 2013 and April 15, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 21, 2013 and April 15, 2012; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

May 24, 2013	/s/ Stuart B. Brown
(Date)	Stuart B. Brown
Chief Financial Officer