Form 10-Q
period 2013-07-14
RED ROBIN GOURMET BURGERS INC
filed 2013-08-16
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2013
Common Stock, $0.001 par value per share	14,318,550 shares

PART I — FINANCIAL INFORMATION

Item 1.                        Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	July 14, 2013	December 30, 2012

Assets:
Current Assets:
Cash and cash equivalents	$16,545	$22,440
Accounts receivable, net	13,011	16,386
Inventories	19,885	18,371
Prepaid expenses and other current assets	9,651	13,439
Deferred tax asset and other	3,222	3,868
Total current assets	62,314	74,504

Property and equipment, net	418,582	413,258
Goodwill	62,525	62,525
Intangible assets, net	36,066	37,203
Other assets, net	9,699	9,642
Total assets	$589,186	$597,132

Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$18,447	$14,241
Construction related payables	6,894	4,694
Accrued payroll and payroll related liabilities	37,419	31,476
Unearned revenue, net	20,529	28,187
Accrued liabilities and other	28,986	23,685
Total current liabilities	112,275	102,283

Deferred rent	49,456	44,801
Long-term portion of credit facility	72,500	125,000
Long-term portion of capital lease obligations	8,830	9,211
Other non-current liabilities	9,243	8,918
Total liabilities	252,304	290,213

Stockholders’ Equity:
Common stock, $0.001 par value: 30,000 shares authorized; 17,781 and 17,499 shares issued; 14,281 and 13,999 shares outstanding	18	17
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 3,500 shares, at cost	(107,589)	(107,589)
Paid-in capital	195,267	185,974
Accumulated other comprehensive gain, net of tax	55	5
Retained earnings	249,131	228,512
Total stockholders’ equity	336,882	306,919
Total liabilities and stockholders’ equity	$589,186	$597,132

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2013	July 8, 2012	July 14, 2013	July 8, 2012

Revenues:
Restaurant revenue	$234,490	$219,932	$535,803	$514,574
Franchise royalties, fees and other revenues	3,809	3,745	8,845	8,562
Total revenues	238,299	223,677	544,648	523,136

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	58,024	55,804	133,006	130,879
Labor (includes $34, $85, $103 and $228 of stock-based compensation, respectively)	76,648	73,075	178,530	171,681
Other operating	28,463	28,877	65,553	66,282
Occupancy	16,779	15,790	39,352	36,904
Depreciation and amortization	13,319	12,532	31,153	29,184
Selling, general and administrative (includes $1,016, $983, $2,139 and $2,042 of stock-based compensation, respectively)	28,386	25,574	65,994	59,451
Pre-opening costs	1,291	602	2,125	1,585
Total costs and expenses	222,910	212,254	515,713	495,966

Income from operations	15,389	11,423	28,935	27,170

Other expense:
Interest expense, net and other	674	1,267	1,763	3,100

Income before income taxes	14,715	10,156	27,172	24,070
Provision for income taxes	3,576	2,408	6,553	5,764
Net income	$11,139	$7,748	$20,619	$18,306
Earnings per share:
Basic	$0.78	$0.53	$1.46	$1.25
Diluted	$0.77	$0.52	$1.43	$1.23
Weighted average shares outstanding:
Basic	14,209	14,607	14,134	14,609
Diluted	14,475	14,859	14,415	14,879

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2013	July 8, 2012	July 14, 2013	July 8, 2012
Net income	$11,139	$7,748	$20,619	$18,306
Cash Flow Hedges:
Increase (decrease) in fair value of interest rate swap	148	(272)	88	(763)
Net loss reclassified into interest expense	—	110	—	241
Total change in unrealized income (loss) related to cash flow hedges	148	(162)	88	(522)
Income tax benefit (expense) related to items of other comprehensive income	(62)	63	(38)	204
Other comprehensive income (loss), net of tax	86	(99)	50	(318)
Total comprehensive income	$11,225	$7,649	$20,669	$17,988

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-eight Weeks Ended
	July 14, 2013	July 8, 2012
Cash Flows From Operating Activities:
Net income	$20,619	$18,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,153	29,184
Stock-based compensation expense	2,242	2,270
Other, net	(1,319)	1,055
Changes in operating assets and liabilities :
Unearned revenue	(6,810)	(7,142)
Trade accounts payable and accrued liabilities	15,591	(2,816)
Other operating assets and liabilities, net	9,529	9,226
Cash provided by operating activities	71,005	50,083

Cash Flows From Investing Activities:
Purchases of property and equipment	(31,689)	(24,590)
Acquisition of franchise restaurant, net of cash acquired	—	(3,247)
Changes in marketing fund restricted cash and other	—	(98)
Cash used in investing activities	(31,689)	(27,935)

Cash Flows From Financing Activities:
Borrowings of long-term debt	78,500	—
Payments of long-term debt and capital leases	(131,379)	(21,978)
Payments to acquire treasury stock	—	(7,711)
Proceeds from exercise of stock options and employee stock purchase plan	6,333	2,443
Tax benefit from exercise of stock options	1,335	—
Cash used in financing activities	(45,211)	(27,246)

Net change in cash and cash equivalents	(5,895)	(5,098)
Cash and cash equivalents, beginning of period	22,440	35,036
Cash and cash equivalents, end of period	$16,545	$29,938

Supplemental of Cash Flow Information:
Income taxes paid	$3,260	$2,622
Interest paid, net of amounts capitalized	1,424	3,195

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                        Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. As of July 14, 2013, the Company owned and operated 344 restaurants located in 33 states. The Company also sells franchises, and there were 133 franchised restaurants, in 21 states and two Canadian provinces as of July 14, 2013. The Company operates its business as one operating and one reportable segment.

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

The Company’s quarter which ended July 14, 2013, is referred to as second quarter 2013, or the twelve weeks ended July 14, 2013; the first quarter ended April 21, 2013, is referred to as first quarter 2013, or the sixteen weeks ended April 21, 2013; and, together the first and second quarters of 2013 are referred to as the twenty-eight weeks ended July 14, 2013.  The Company’s quarter which ended July 8, 2012, is referred to as second quarter 2012, or the twelve weeks ended July 8, 2012; the first quarter ended April 15, 2012, is referred to as first quarter 2012, or the sixteen weeks ended April 15, 2012; and, together the first and second quarters of 2012 are referred to as the twenty-eight weeks ended July 8, 2012.

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

2.                       Goodwill and Intangible Assets

The following table presents goodwill as of July 14, 2013, and December 30, 2012 (in thousands):

Balance at December 25, 2011	$61,769
Acquisition	756
Balance at December 30, 2012	$62,525
Acquisitions/Dispositions	—
Balance at July 14, 2013	$62,525

The Company has no historical goodwill impairment losses in periods prior to those presented in the above table.  Refer to Note 5, Acquisition of Red Robin Franchised Restaurant for details of the acquisition.

The following table presents intangible assets subject to amortization as of July 14, 2013, and December 30, 2012 (in thousands):

	July 14, 2013			December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$43,603	$(16,661)	$26,942	$43,519	$(15,342)	$28,177
Leasehold interests	12,744	(4,721)	8,023	12,744	(4,313)	8,431
Liquor licenses	10,206	(9,105)	1,101	9,095	(8,500)	595
Total	$66,553	$(30,487)	$36,066	$65,358	$(28,155)	$37,203

There were no impairments to intangible assets during the twenty-eight weeks ended July 14, 2013, and July 8, 2012. The amortization expense reflected in the consolidated statements of operations totaled $1.0 million and $1.0 million for the twelve weeks ended July 14, 2013, and July 8, 2012, respectively and $2.3 million and $2.4 million for the twenty-eight weeks ended July 14, 2013, and July 8, 2012, respectively.

The aggregate future amortization expense as of July 14, 2013 is as follows (in thousands):

Remainder of 2013	$1,462
2014	3,304
2015	3,398
2016	3,231
2017	3,117
Thereafter	21,554
$36,066

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2013	July 8, 2012	July 14, 2013	July 8, 2012
Risk-free interest rate	1.0%	N/A	0.7%	0.7%
Expected years until exercise	4.1	N/A	4.2	4.1
Expected stock volatility	44.2%	N/A	44.4%	52.8%
Dividend yield	—%	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$21.14	N/A	$15.19	$14.60

The following table presents a summary of the Company’s stock-based compensation activity for the twenty-eight weeks ended July 14, 2013:

(in thousands)	Stock Options	Restricted Stock Units	Restricted Stock	Performance Stock Units
Outstanding, December 30, 2012	705	180	4	35
Granted	124	30	—	6
Exercised	(114)	(24)	(4)	(21)
Cancelled	(12)	(3)	—	—
Outstanding, April 21, 2013	703	183	—	20
Granted	5	16	—	—
Exercised	(115)	(40)	—	—
Cancelled	(25)	(6)	—	—
Outstanding, July 14, 2013	568	153	—	20

4.                        Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.  Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.  During the twelve and twenty-eight weeks ended July 14, 2013, weighted average stock options outstanding of 125,000 and 4,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  During the twelve and twenty-eight weeks ended July 8, 2012, weighted average stock options outstanding of 324,000 and 305,000, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.  The Company uses the treasury stock method to calculate the effect of outstanding stock options.  The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2013	July 8, 2012	July 14, 2013	July 8, 2012
Net income	$11,139	$7,748	$20,619	$18,306

Basic weighted average shares outstanding	14,209	14,607	14,134	14,609
Dilutive effect of stock options and awards	266	252	281	270
Diluted weighted average shares outstanding	14,475	14,859	14,415	14,879

Earnings per share:
Basic	$0.78	$0.53	$1.46	$1.25
Diluted	$0.77	$0.52	$1.43	$1.23

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

6.                        Advertising Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general and administrative expenses.  These costs include salaries, variable compensation, advertising, media and marketing materials. Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred.  Advertising and marketing costs amounted to $7.7 million and $18.6 million for the twelve and twenty-eight weeks ended July 14, 2013, respectively, and $8.1 million and $18.0 million for the twelve and twenty-eight weeks ended July 8, 2012, respectively.

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

The Company had one interest rate swap at July 14, 2013, and its counterparty is Rabobank International, Utrecht (“Rabobank”). The Company entered into a variable-to-fixed interest rate swap agreement with Rabobank in August 2011 to hedge the floating interest rate on a portion of the term loan under the Company’s credit facility. The interest rate swap was effective August 5, 2011, with an initial notional amount of $74.1 million. In accordance with its original terms, $4.7 million of the initial $74.1 million expired in both the twenty-eight weeks ended July 14, 2013 and the fifty-three weeks ended December 30, 2012 respectively. The remaining notional amount of $63.8 million as of July 14, 2013, is set to fully expire on June 30, 2015, with a notional hedge amount of $50.6 million. Under the swap, the Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge. Concurrent with the December 14, 2012, refinancing of its then-existing credit facility, the Company de-designated the original hedging relationship for this swap and consequently re-designated the swap on the amended credit facility’s $225 million revolver. Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of accumulated other comprehensive income, in the accompanying condensed consolidated balance sheets. See Note 8 for information on the fair value of the interest rate swap. The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt. During the twelve and twenty-eight week periods ended July 14, 2013, there were no reclassifications from accumulated other comprehensive income to net income.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of July 14, 2013, and December 30, 2012 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at July 14, 2013	Fair Value at December 30, 2012

Accrued liabilities	$490	$539
Other non-current liabilities	264	677
Total derivative liability	$754	$1,216

The components of accumulated other comprehensive income at the end of each period were as follows (in thousands):

	July 14, 2013	December 30, 2012
Unrealized gain related to cash flow hedges, pretax	$98	$9
Tax effect	(43)	(4)
Accumulated other comprehensive income, net	$55	$5

The interest rate swap was highly effective during the twelve and twenty-eight weeks ended July 14, 2013. The Company expects the swap to continue to be highly effective during the next twelve months. Additionally, the Company had no obligations at July 14, 2013, to post collateral under the terms of the interest rate swap agreement.

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

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. The carrying value of both the liability for the deferred compensation plan and associated life insurance policy are equal to their fair value. These agreements are required to be measured at fair value on a recurring basis and are valued using Level 2 inputs. At July 14, 2013, and December 30, 2012, a liability for participant contributions and investment income thereon of $3.2 million and $3.0 million, respectively, is included in other non-current liabilities. To offset its obligation, the Company’s plan administrator purchases Company-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at July 14, 2013, and December 30, 2012, were $3.2 million and $2.9 million, respectively, and is included in other assets, net.

As of July 14, 2013, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs.  The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis for the quarter ended July 14, 2013, and for the fiscal year ended December 30, 2012 (in thousands):

	July 14, 2013	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$3,216	$—	$3,216	$—
Total assets measured at fair value	$3,216	$—	$3,216	$—

Liabilities:
Derivative - interest rate swap	$754	$—	$754	$—
Deferred compensation plan	3,188	—	3,188	—
Total liabilities measured at fair value	$3,942	$—	$3,942	$—

	December 30, 2012	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,920	$—	$2,920	$—
Total assets measured at fair value	$2,920	$—	$2,920	$—

Liabilities:
Derivative— interest rate swap	$1,216	$—	$1,216	$—
Deferred compensation plan	2,974	—	2,974	—
Total liabilities measured at fair value	$4,190	$—	$4,190	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments. The carrying value of the Company’s credit facility as of July 14, 2013, and December 30, 2012, was $72.5 million and $125.0 million, respectively. The fair value of the Company’s credit facility as of July 14, 2013, and December 30, 2012, was approximately $72.4 million and $124.4 million, respectively. There are $9.6 million of outstanding borrowings recorded for the Company’s capital leases as of July 14, 2013, which have an estimated fair value of $11.3 million. At December 30, 2012, the carrying amount of the Company’s capital lease obligations was $10.0 million, and the fair value was $11.8 million.

9.       Related Party Transactions

The former president and majority owner of one of the Company’s former franchisees served on the Company’s board of directors from 2009 until his retirement from the board in May 2013. The Company purchased 13 Red Robin® restaurants in Washington from this former franchisee in 2006. The retired board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases and during the time the retired board member was an active director of the board, the Company recognized rent and other related payments in the amounts of $0.2 million and $0.5 million for the twelve and twenty-eight weeks ended July 14, 2013 and $0.3 million and $0.7 million for the twelve and twenty-eight weeks ended July 8, 2012, respectively.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  All comparisons under this heading between 2013 and 2012 refer to the twelve and twenty-eight week periods ending July 14, 2013, and July 8, 2012, respectively, unless otherwise indicated.

Overview

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates and franchises casual-dining restaurants with 477 locations as of July 14, 2013.  The Company operated 344 Company-owned restaurants located in 33 states comprised of 339 casual dining locations and five Red Robin’s Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also franchises restaurants, of which there were 133 restaurants in 21 states and two Canadian provinces as of July 14, 2013.  The Company operates its business as one operating and one reportable segment.

The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks ended July 14, 2013, and our outlook for the remainder of 2013:

•                  Comparable Restaurant Revenue.  Comparable restaurants include those Company-owned restaurants that have achieved five full quarters of operations during the periods presented, and such restaurants are only included in our comparable metrics if they are comparable for the entirety of both periods presented. For the twelve weeks ended July 14, 2013, the 323 restaurants in our comparable base experienced a 4.3% increase in net sales compared to the same period last year.  This increase was driven by a 5.0% increase in average guest check, partially offset by a 0.7% decrease in guest count. For the twenty-eight weeks ended July 14, 2013, the 320 restaurants in our comparable base experienced a 3.1% increase in net sales compared to the same period last year.  This increase was driven by a 3.7% increase in average guest check, partially offset by a 0.6% decrease in guest count.  Our comparable sales are measured using the most closely aligned calendar weeks.

•                  Marketing.  Our Red Robin Royalty™ loyalty program operates in all of our Company-owned restaurants and in 75 of our franchised locations. Engaging our guests through this program is a key part of our marketing strategy and uses offers designed to increase the frequency of guest visits. We are also using the program to generate awareness of new menu items and to engage our guests with smart rewards. Our “Take Back the Bar” initiative continues to increase our alcoholic beverage mix, differentiate our brand, and help target adult diners.

•                  Brand Transformation Initiative.  As of July 14, 2013, we have completed brand transformation projects at 21 of our restaurants. Additionally, we plan to expand our brand transformation initiatives into an additional 20 restaurants during the remainder of 2013 through remodeling efforts.

•                  Food Costs.  As a percentage of restaurant revenue, we have experienced a decrease of 70 basis points and 60 basis points in cost of goods during the twelve and twenty-eight weeks ended July 14, 2013, respectively, compared to the same periods in the prior year.  This decrease was primarily driven by lower hamburger, potatoes and produce costs, as well as favorable product mix.

•                  Labor.  Labor costs as a percentage of restaurant revenue decreased 50 basis points and 10 basis points for the twelve and twenty-eight weeks ended July 14, 2013, from the same periods in 2012.  This decrease was primarily driven by lower controllable labor and workers’ compensation costs, as well as an insurance-related refund during the second quarter 2013.

•                  Other Operating.  Other operating costs as a percentage of restaurant revenue decreased 100 basis points and 70 basis points for the twelve and twenty-eight weeks ended July 14, 2013 as compared to the same periods in 2012.  The decrease primarily related to lower promotional activities through the first half of the year as well as a decline in supply costs and credit card fees in the second quarter.

•                  New Restaurant Openings.  We opened two Company-owned restaurants during the twelve weeks ended July 14, 2013.  We plan to open 20 Company-owned restaurants in 2013 and potentially several Burger Works®, which we expect to fund from our operating cash flows.

•                  Selling, General and Administrative. As a percentage of total revenue, selling, general and administrative costs increased 50 basis points and 70 basis points for the twelve and twenty-eight weeks ended July 14, 2013, from the same periods in 2012. This increase was primarily driven by investments in talent to support value-enhancing initiatives and higher incentive-based compensation.

Restaurant Data

The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2013	July 8, 2012	July 14, 2013	July 8, 2012
Company-owned:
Beginning of period	342	330	339	327
Opened during period (1)	2	1	5	5
Acquired from franchisee	—	1	—	1
Closed during period	—	(1)	—	(2)
End of period	344	331	344	331

Franchised:
Beginning of period	133	136	133	137
Sold or closed during period	—	(5)	—	(6)
End of period	133	131	133	131

Total number of Red Robin restaurants	477	462	477	462

(1)         Includes one and two Red Robin’s Burger Works® in the twelve and twenty-eight weeks ended July 8, 2012, respectively.

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 14, 2013	July 8, 2012	July 14, 2013	July 8, 2012
Revenues:
Restaurant revenue	98.4%	98.3%	98.4%	98.4%
Franchise royalties, fees and other revenues	1.6	1.7	1.6	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.7	25.4	24.8	25.4
Labor	32.7	33.2	33.3	33.4
Other operating	12.1	13.1	12.2	12.9
Occupancy	7.2	7.2	7.3	7.2
Total restaurant operating costs	76.7	78.9	77.7	78.9

Depreciation and amortization	5.6	5.6	5.7	5.6
Selling, general and administrative	11.9	11.4	12.1	11.4
Pre-opening costs	0.5	0.3	0.4	0.3
Income from operations	6.5	5.1	5.3	5.2

Interest expense, net and other	0.3	0.6	0.3	0.6
Income before income taxes	6.2	4.5	5.0	4.6
Provision for income taxes	1.5	1.1	1.2	1.1
Net income	4.7%	3.5%	3.8%	3.5%

Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue and not total revenues.

Total Revenues

	Twelve Weeks Ended				Twenty-eight Weeks Ended
			Change				Change
(Revenues in thousands)	July 14, 2013	July 8, 2012	$	%	July 14, 2013	July 8, 2012	$	%
Restaurant revenue	$234,490	$219,932	$14,558	6.6%	$535,803	$514,574	$21,229	4.1%
Franchise royalties, fees and other revenue	3,809	3,745	64	1.7%	8,845	8,562	283	3.3%
Total revenues	$238,299	$223,677	$14,622	6.5%	$544,648	$523,136	$21,512	4.1%

Average weekly net sales volumes in comparable restaurants (1)	$57,769	$55,388	$2,381	4.3%	$56,795	$55,069	$1,726	3.1%
Average weekly net sales volumes in Company-owned restaurants (1)	$57,699	$55,774	$1,925	3.5%	$56,719	$56,076	$643	1.1%
Total operating weeks	4,111	3,962	149	3.8%	9,555	9,206	349	3.8%
Net sales per square foot in Company-owned restaurants	$107	$104	$3	2.9%	$246	$243	$3	1.2%

(1)  Includes Company-owned casual dining restaurants only.

Restaurant revenue during the twelve weeks ended July 14, 2013, which is comprised almost entirely of food and beverage sales, increased $14.6 million compared to second quarter 2012.  Net sales in our comparable restaurant base increased approximately $9.2 million or 4.3% during the second quarter 2013, compared to second quarter 2012.  The comparable sales increase was primarily the result of a 5.0% increase in average guest check, partially offset by 0.7% decrease in guest counts.

Restaurant revenue during the twenty-eight weeks ended July 14, 2013, increased by $21.2 million compared to the twenty-eight weeks ended July 8, 2012.  Net sales in our comparable restaurant base increased approximately $15.5 million or 3.1% during the twenty-eight weeks ended July 14, 2013, compared to same period last year.  The comparable sales increase was primarily the result of a 3.7% increase in average guest check, partially offset by 0.6% decrease in guest counts.

Average weekly net sales volumes represent the total restaurant revenue for all Company-owned casual dining restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. New restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters. Fluctuations in average weekly net sales volumes for comparable restaurants reflect the effect of same store sales changes as well as the performance of new restaurants entering the comparable base during the period and the average square feet of our restaurants. During the twelve and twenty-eight weeks ended July 14, 2013, total average weekly net sales in Company-owned restaurants increased 3.5% and 1.1%, respectively, compared to the same periods last year due mainly to menu price increases initiated since the fourth fiscal quarter of 2012.

Franchise royalties, fees and other revenue, which consist primarily of royalty income and initial franchise fees, increased 1.7% and 3.3% for the twelve and twenty-eight weeks ended July 14, 2013, respectively.  The twelve and twenty-eight week increase is primarily attributable to the increased sales at franchise locations.  Our franchisees reported that comparable restaurant sales increased 1.9% for U.S. restaurants and increased 1.2% for Canadian restaurants for the second quarter of 2013 compared to the second quarter of 2012.  For the twenty-eight weeks ended July 14, 2013, our franchisees reported that comparable restaurant sales for U.S. restaurants increased 0.3% and Canadian restaurants increased 2.3% from the twenty-eight week period ended July 8, 2012.

Cost of Sales

	Twelve Weeks Ended				Twenty-eight Weeks Ended
			Change				Change
(In thousands, except percentages)	July 14, 2013	July 8, 2012	$	%	July 14, 2013	July 8, 2012	$	%
Cost of sales	$58,024	$55,804	$2,220	4.0%	$133,006	$130,879	$2,127	1.6%
As a percent of restaurant revenue	24.7%	25.4%		(0.7)%	24.8%	25.4%		(0.6)%

Cost of sales, comprised of food and beverage costs, is variable and generally fluctuates with sales volume.  For the twelve weeks ended July 14, 2013, cost of sales as a percentage of restaurant revenue decreased 70 basis points, compared to the same period in the prior year.  This decrease was driven by lower ground beef, potatoes and produce costs, as well as favorable product mix.

For the twenty-eight weeks ended July 14, 2013, cost of sales as a percentage of restaurant revenue decreased 60 basis points, or $2.1 million, from the twenty-eight weeks ended July 8, 2012.  This decrease was driven by lower commodity costs, including seafood, cheese, ground beef and produce costs.

Labor

	Twelve Weeks Ended				Twenty-eight Weeks Ended
			Change				Change
(In thousands, except percentages)	July 14, 2013	July 8, 2012	$	%	July 14, 2013	July 8, 2012	$	%
Labor	$76,648	$73,075	$3,573	4.9%	$178,530	$171,681	$6,849	4.0%
As a percent of restaurant revenue	32.7%	33.2%		(0.5)%	33.3%	33.4%		(0.1)%

Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits.  For the twelve weeks ended July 14, 2013, labor costs as a percentage of restaurant revenue decreased 50 basis points. This decrease primarily resulted from lower controllable labor and workers’ compensation costs as well as an insurance refund during the second quarter 2013.

For the twenty-eight weeks ended July 14, 2013, labor as a percentage of restaurant revenue decreased 10 basis points from the same period in 2012.  This decrease was driven primarily by a 30 basis point decrease in controllable labor and workers’ compensation costs, partially offset by a 20 basis point increase in management salaries from merit increases.

Other Operating

	Twelve Weeks Ended				Twenty-eight Weeks Ended
			Change				Change
(In thousands, except percentages)	July 14, 2013	July 8, 2012	$	%	July 14, 2013	July 8, 2012	$	%
Other operating	$28,463	$28,877	$(414)	(1.4)%	$65,553	$66,282	$(729)	(1.1)%
As a percent of restaurant revenue	12.1%	13.1%		(1.0)%	12.2%	12.9%		(0.7)%

Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs.  For the twelve weeks ended July 14, 2013, other operating costs as a percentage of restaurant revenue decreased 100 basis points over prior year.  The decrease as a percentage of restaurant revenue resulted from a 70 basis point decrease related to lower promotional activities and a 30 basis point decrease attributable to lower supply costs and credit card fees.

For the twenty-eight weeks ended July 14, 2013, other operating costs as a percentage of restaurant revenue decreased 70 basis points due primarily to lower promotional costs.

Occupancy

	Twelve Weeks Ended				Twenty-eight Weeks Ended
			Change				Change
(In thousands, except percentages)	July 14, 2013	July 8, 2012	$	%	July 14, 2013	July 8, 2012	$	%
Occupancy	$16,779	$15,790	$989	6.3%	$39,352	$36,904	$2,448	6.6%
As a percent of restaurant revenue	7.2%	7.2%		0.0%	7.3%	7.2%		0.1%

Occupancy costs include fixed rents, contingent rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. The increase in occupancy costs over prior year periods for the twelve and twenty-eight weeks was primarily due to the increase in fixed rents related to the additional restaurants opened since second quarter 2012.

Depreciation and Amortization

	Twelve Weeks Ended				Twenty-eight Weeks Ended
			Change				Change
(In thousands, except percentages)	July 14, 2013	July 8, 2012	$	%	July 14, 2013	July 8, 2012	$	%
Depreciation and amortization	$13,319	$12,532	$787	6.3%	$31,153	$29,184	$1,969	6.7%
As a percent of total revenues	5.6%	5.6%		0.0%	5.7%	5.6%		0.1%

Depreciation and amortization includes depreciation of capital investments for restaurants and corporate assets as well as amortization of acquired intangible assets and liquor licenses.  Depreciation and amortization expense increased over the prior year periods, largely due to an increase in leasehold improvement amortization due primarily to the opening of new restaurants, as well as an increase in depreciation related to placing into service certain elements of our information technology systems.

Selling, General and Administrative

	Twelve Weeks Ended				Twenty-eight Weeks Ended
			Change				Change
(In thousands, except percentages)	July 14, 2013	July 8, 2012	$	%	July 14, 2013	July 8, 2012	$	%
Selling, general and administrative	$28,386	$25,574	$2,812	11.0%	$65,994	$59,451	$6,543	11.0%
As a percent of total revenues	11.9%	11.4%		0.5%	12.1%	11.4%		0.7%

Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses and marketing costs.  For the twelve weeks ended July 14, 2013, selling, general and administrative costs increased 11.0%, or $2.8 million over the twelve weeks ended July 8, 2012, driven primarily by an increase in salaries and benefits due to investments in talent to support value-enhancing initiatives and higher incentive based compensation.

For the twenty-eight weeks ended July 14, 2013, selling, general and administrative costs increased 11.0%, or $6.5 million, due primarily to an increase in salaries and benefits and higher incentive based compensation.

Pre-opening Costs

	Twelve Weeks Ended				Twenty-eight Weeks Ended
			Change				Change
(In thousands, except percentages)	July 14, 2013	July 8, 2012	$	%	July 14, 2013	July 8, 2012	$	%
Pre-opening costs	$1,291	$602	$689	114.5%	$2,125	$1,585	$540	34.1%
As a percent of total revenues	0.5%	0.3%		0.2%	0.4%	0.3%		0.1%

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

Interest Expense, Net and Other

Interest expense, net and other was $0.7 million and $1.3 million for the twelve weeks ended July 14, 2013, and July 8, 2012, respectively, and $1.8 million and $3.1 million for the twenty-eight weeks ended July 14, 2013, and July 8, 2012, respectively.  Interest expense, net and other for the twelve and twenty-eight weeks ended July 14, 2013 decreased over prior year period due primarily to lower average debt balances.  Our weighted-average interest rate was 2.8% and 2.7% for the twelve and twenty-eight weeks ended July 14, 2013, versus 3.6% and 3.5%, respectively, for the twelve and twenty-eight weeks ended July 8, 2012.

Provision for Income Taxes

The effective income tax rate for the second quarter 2013 was 24.3% compared to 23.7% for the second quarter 2012.  The effective income tax rate for the twenty-eight weeks ended July 14, 2013 and July 8, 2012 was 24.1% and 24.0%, respectively. We anticipate that our full year fiscal 2013 effective tax rate will be approximately 24%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $5.9 million to $16.5 million at July 14, 2013, from $22.4 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.

Cash Flows

The table below summarizes our cash flows from operating, investing and financing activities for each period presented (in thousands):

	Twenty-eight Weeks Ended
	July 14, 2013	July 8, 2012
Net cash provided by operating activities	$71,005	$50,083
Net cash used in investing activities	(31,689)	(27,935)
Net cash used in financing activities	(45,211)	(27,246)
Net increase (decrease) in cash and cash equivalents	$(5,895)	$(5,098)

Operating Cash Flows

Net cash flows provided by operating activities were $71.0 million for the twenty-eight weeks ended July 14, 2013, compared to $50.1 million for the same period in 2012. Of the $20.9 million increase, approximately $18.4 million relates to the acceleration of payments to vendors at the end of fiscal year 2012 in order to aid in the conversion to our new information technology system, an increase in accrued liabilities related to restaurant construction and remodeling, as well as an increase in accrued payroll costs.  In addition, approximately $10.8 million of the increase relates to profit from restaurant operations due to increased sales and lower operating costs, partially offset by a $6.5 million increase in salaries, benefits and inventive-based compensation.

Investing Cash Flows

Net cash flows used in investing activities were $31.7 million for the twenty-eight weeks ended July 14, 2013, compared to $27.9 million for the same period in 2012. The increase over prior year is due primarily to investments in new restaurant openings, kitchen equipment and technology infrastructure. The following table lists the components of our investing activities for the twenty-eight weeks ended July 14, 2013 (in millions):

Twenty-eight Weeks Ended
July 14, 2013
New restaurants	$20,540
Restaurant facility improvements	8,945
Investments in technology infrastructure and other	2,204
Net cash used in investing activities	$31,689

Financing Cash Flows

Cash used in our financing activities increased $18.0 million from $27.2 million for the twenty-eight weeks ended July 8, 2012, to $45.2 million for the twenty-eight weeks ended July 14, 2013, primarily due to an increase in discretionary debt payments driven by strong cash flow during the quarter.

Credit Facility.  On December 14, 2012, we entered into a new credit facility (“New Credit Facility”) with a consortium of banks, thereby terminating our previous credit facility, which had been amended and restated on May 6, 2011 (“Previous Facility”).  The New Credit Facility provides for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credits and swingline loans up to $15 million, and maintains the option to increase this credit facility in the future, subject to lenders’ participation, by up to an additional $100 million in the aggregate. Borrowings under the New Credit Facility are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%). This $225 million revolving line of credit matures on December 14, 2017. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of our assets, which include the capital stock of our certain subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock.  We do not believe that any of our lenders will not be able to fulfill their lending commitments under our New Credit Facility.  Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet.  As of July 14, 2013, we had outstanding borrowings under the New Credit Facility of $72.5 million.

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”) to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011, and an initial notional amount of $74.1 million. In accordance with its original terms, $4.7 million of the initial $74.1 million expired in both the twenty-eight weeks ended July 14, 2013 and the fifty-three weeks ended December 30, 2012 respectively. The remaining notional amount is $63.8 million and is set to fully expire on June 30, 2015, with a notional hedge amount of $50.6 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the Previous Facility, the Company undesignated the original hedging relationship for this swap and consequently re-designated the swap on the New Credit Facility’s $225 million revolver.

Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of July 14, 2013, we were in compliance with all debt covenants.

Debt Outstanding.  Total debt outstanding decreased $52.9 million to $82.1 million at July 14, 2013, from $135.0 million at December 30, 2012, primarily due to debt payments on our credit facility of $131.0 million, partially offset by borrowings of $78.5 million. Our New Credit Facility matures in 2017.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the first and second quarter of 2013, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates.  Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2013, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2013.

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

In February 2013, the FASB issued Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 28, 2013.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.50% to 1.25%, or the LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.50% to 2.25%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of July 14, 2013, we had $9.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $90,000 on an annualized basis.

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

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011 and an initial notional amount of $74.1 million. In accordance with its original terms $4.7 million of the initial $74.1 million expired in both the twenty-eight weeks ended July 14 2013 and the fifty-three weeks ended December 30, 2012 respectively. The remaining notional amount of $63.8 million as of July 14, 2013, decreases quarterly and is set to expire on June 30, 2015, with a notional hedge amount of $50.6 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the loan agreement that was designated as being hedged by this swap, the Company de-designated the original hedging relationship for this swap and consequently re-designated the swap on the New Credit Facility’s $225 million revolver. Refer to Note 7, Derivative and Other Comprehensive Income, of Notes to Condensed Consolidated Financial Statements of this report.

Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars.  Accordingly, we are not exposed to significant foreign currency risk.

Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil.  As of July 14, 2013, approximately 50% of our estimated annual food and beverage purchases for the remainder of the fiscal year are covered by fixed price contracts, which are scheduled to expire at various times through the end of the year. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the twenty-eight weeks ended July 14, 2013, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. In November 2012, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program may be suspended or discontinued at any time. The Company did not repurchase any of its own common stock during the first and second quarter 2013. Therefore, the repurchase program had remaining authorized funds of $50.0 million at July 14, 2013.

Item 5.  Other Information

In connection with the commencement of Ms. Cathy Cooney’s employment as the Chief People Officer of the Company, the Company entered into an indemnification agreement with Ms. Cooney on August 13, 2013 (the “Indemnification Agreement”). The Indemnification Agreement executed by Ms. Cooney is identical to the form of Indemnification Agreement previously executed by other members of the Company’s management and board of directors.

The Indemnification Agreement is intended to complement the indemnity protection available under applicable law, the Company’s Restated Certificate of Incorporation, and the Company’s Fourth Amended and Restated Bylaws, as each of the same may be amended from time to time, and any policies of insurance which may currently or hereafter be maintained by the Company. The Indemnification Agreement provides, among other things, and subject to the certain limitations described therein: (a) that the Company will indemnify Ms. Cooney, if she was successful, in whole or in part, whether on the merits or otherwise in defense of any action, suit or proceeding, including actions by or in the right of the Company, if (i) her conduct was in good faith, (ii) she reasonably believed that her conduct was in or not opposed to the best interests of the Company, and (iii) in the case of any criminal proceeding, she had no reasonable cause to believe her conduct was unlawful; (b) that the Company will advance expenses incurred in any such proceeding, including attorneys’ fees, to Ms. Cooney in advance of the final disposition of the proceeding; and (c) that the rights of Ms. Cooney under the Indemnification Agreement are in addition to any other rights she may have under the Company’s certificate of incorporation, bylaws, the Delaware General Corporation Law or otherwise.

The foregoing description of the Indemnification Agreement is qualified in its entirety by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1/A (No. 333-87044) filed with the Securities and Exchange Commission on July 12, 2002, and such exhibit is hereby incorporated by reference in its entirety into this Item 5.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 14, 2013 and December 30, 2012; (ii) Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended July 14, 2013 and July 8, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and twenty-eight weeks ended July 14, 2013 and July 8, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 14, 2013 and July 8, 2012; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

August 16, 2013	/s/ Stuart B. Brown
(Date)	Stuart B. Brown
Chief Financial Officer