Form 10-Q
period 2013-10-06
RED ROBIN GOURMET BURGERS INC
filed 2013-11-08
CIK 1171759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock, $0.001 par value per share	14,347,170 shares

PART I — FINANCIAL INFORMATION

Item 1.                        Financial Statements

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	October 6, 2013	December 30, 2012
Assets:
Current assets:
Cash and cash equivalents	$17,964	$22,440
Accounts receivable, net	14,388	16,386
Inventories	21,276	18,371
Prepaid expenses and other current assets	10,952	13,439
Deferred tax asset and other	3,608	3,868
Total current assets	68,188	74,504

Property and equipment, net	437,508	413,258
Goodwill	62,525	62,525
Intangible assets, net	36,108	37,203
Other assets, net	9,733	9,642
Total assets	$614,062	$597,132

Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$17,279	$14,241
Construction related payables	20,388	4,694
Accrued payroll and payroll related liabilities	40,260	31,476
Unearned revenue, net	20,032	28,187
Accrued liabilities and other	24,925	23,685
Total current liabilities	122,884	102,283

Deferred rent	50,953	44,801
Long-term portion of credit facility	81,500	125,000
Long-term portion of capital lease obligations	8,630	9,211
Other non-current liabilities	9,217	8,918
Total liabilities	273,184	290,213

Stockholders’ equity:
Common stock, $0.001 par value: 30,000 shares authorized 17,843 and 17,499 shares issued; 14,345 and 13,999 shares outstanding	18	17
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, 3,498 and 3,500 shares, at cost	(108,899)	(107,589)
Paid-in capital	195,979	185,974
Accumulated other comprehensive gain, net of tax	(12)	5
Retained earnings	253,792	228,512
Total stockholders’ equity	340,878	306,919
Total liabilities and stockholders’ equity	$614,062	$597,132

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2013	September 30, 2012	October 6, 2013	September 30, 2012
Revenues:
Restaurant revenue	$226,844	$209,754	$762,647	$724,328
Franchise royalties, fees and other revenues	3,829	3,563	12,674	12,125
Total revenues	230,673	213,317	775,321	736,453

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	57,253	52,066	190,259	182,945
Labor	76,624	71,729	255,154	243,410
Other operating	29,463	28,374	95,016	94,656
Occupancy	17,132	16,309	56,484	53,213
Depreciation and amortization	13,436	13,284	44,589	42,468
Selling, general and administrative	27,481	24,469	93,475	83,920
Pre-opening costs	2,482	1,250	4,607	2,835
Total costs and expenses	223,871	207,481	739,584	703,447

Income from operations	6,802	5,836	35,737	33,006

Other expense:
Interest expense, net and other	624	1,093	2,387	4,193

Income before income taxes	6,178	4,743	33,350	28,813
Provision for income taxes	1,517	1,210	8,070	6,974
Net income	$4,661	$3,533	$25,280	$21,839

Earnings per share:
Basic	$0.33	$0.25	$1.78	$1.50
Diluted	$0.32	$0.24	$1.75	$1.48
Weighted average shares outstanding:
Basic	14,328	14,300	14,189	14,517
Diluted	14,600	14,539	14,472	14,778

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2013	September 30, 2012	October 6, 2013	September 30, 2012
Net income	$4,661	$3,533	$25,280	$21,839
Cash flow hedges:
Decrease in fair value of interest rate swap	(110)	(274)	(22)	(1,036)
Net loss reclassified into interest expense	—	110	—	350
Total change in unrealized loss related to cash flow hedges	(110)	(164)	(22)	(686)
Income tax benefit related to items of other comprehensive income	43	64	5	268
Other comprehensive loss, net of tax	(67)	(100)	(17)	(418)
Total comprehensive income	$4,594	$3,433	$25,263	$21,421

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Forty Weeks Ended
	October 6, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$25,280	$21,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,589	42,468
Stock-based compensation expense	3,099	3,164
Other, net	(4,196)	1,350
Changes in operating assets and liabilities:
Unearned revenue	(6,833)	(8,434)
Trade accounts payable and accrued liabilities	13,940	3,890
Other operating assets and liabilities, net	6,303	8,069
Cash provided by operating activities	82,182	72,346

Cash flows from investing activities:
Purchases of property and equipment	(50,393)	(39,681)
Acquisition of franchise restaurant, net of cash acquired	—	(3,247)
Changes in marketing fund restricted cash and other	—	(98)
Cash used in investing activities	(50,393)	(43,026)

Cash flows from financing activities:
Borrowings of long-term debt	104,500	—
Payments of long-term debt and capital leases	(148,576)	(24,978)
Payments to acquire treasury stock	(2,503)	(15,654)
Proceeds from exercise of stock options and employee stock purchase plan	7,266	3,142
Tax benefit from exercise of stock options	3,048	—
Cash used in financing activities	(36,265)	(37,490)

Net change in cash and cash equivalents	(4,476)	(8,170)
Cash and cash equivalents, beginning of period	22,440	35,036
Cash and cash equivalents, end of period	$17,964	$26,866

Supplemental cash flow information:
Income taxes paid	$4,786	$3,507
Interest paid, net of amounts capitalized	$1,920	$4,415

See notes to condensed consolidated financial statements.

RED ROBIN GOURMET BURGERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation and Recent Accounting Pronouncements

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. As of October 6, 2013, the Company owned and operated 350 restaurants located in 33 states. The Company also sells franchises, and there were 135 franchised restaurants, in 21 states and two Canadian provinces as of October 6, 2013. The Company operates its business as one operating and one reportable segment.

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

The Company’s quarter that ended October 6, 2013 is referred to as third quarter 2013, or the twelve weeks ended October 6, 2013; the quarter ended July 14, 2013 is referred to as second quarter 2013, or the twelve weeks ended July 14, 2013; the first quarter ended April 21, 2013, is referred to as first quarter 2013, or the sixteen weeks ended April 21, 2013; and, together the first, second, and third quarters of 2013 are referred to as the forty weeks ended October 6, 2013. The Company’s quarter that ended September 30, 2012 is referred to as third quarter 2012, or the twelve weeks ended September 30, 2012; the quarter ended July 8, 2012 is referred to as second quarter 2012, or the twelve weeks ended July 8, 2012; the first quarter ended April 15, 2012 is referred to as first quarter 2012, or the sixteen weeks ended April 15, 2012; and, together the first, second, and third quarters of 2012 are referred to as the forty weeks ended September 30, 2012.

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

In February 2013, the FASB issued Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires entities to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal 2014. The Company is evaluating the impact of this guidance on the Company’s consolidated financial statements.

2.              Goodwill and Intangible Assets

The following table presents goodwill as of October 6, 2013, and December 30, 2012 (in thousands):

Balance at December 25, 2011	$61,769
Acquisition	756
Balance at December 30, 2012	$62,525
Acquisitions/dispositions	—
Balance at October 6, 2013	$62,525

The Company has no historical goodwill impairment losses in periods prior to those presented in the above table. Refer to Note 5, Acquisition of Red Robin Franchised Restaurant for details of the acquisition.

The following table presents intangible assets as of October 6, 2013, and December 30, 2012 (in thousands):

	October 6, 2013			December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$43,603	$(17,225)	$26,378	$43,519	$(15,342)	$28,177
Leasehold interests	12,744	(4,887)	7,857	12,744	(4,313)	8,431
Liquor licenses	10,684	(8,811)	1,873	9,095	(8,500)	595
Total	$67,031	$(30,923)	$36,108	$65,358	$(28,155)	$37,203

There were no impairments of intangible assets during the forty weeks ended October 6, 2013, and September 30, 2012.

The aggregate future amortization expense as of October 6, 2013 is as follows (in thousands):

Remainder of 2013	$732
2014	3,282
2015	3,181
2016	3,115
2017	3,055
Thereafter	22,743
Total	$36,108

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2013	September 30, 2012	October 6, 2013	September 30, 2012
Risk-free interest rate	N/A	N/A	0.7%	0.7%
Expected years until exercise	N/A	N/A	4.2	4.1
Expected stock volatility	N/A	N/A	44.4%	52.8%
Dividend yield	N/A	N/A	0.0%	0.0%
Weighted average Black-Scholes fair value per share at date of grant	N/A	N/A	$15.19	$14.60

The following table presents a summary of the Company’s stock-based compensation activity for the forty weeks ended October 6, 2013:

(in thousands)	Stock Options	Restricted Stock Units	Restricted Stock	Performance Stock Units
Outstanding, December 30, 2012	705	180	4	35
Granted	129	72	—	6
Options Exercised/Units Vested	(264)	(104)	(4)	(41)
Cancelled	(44)	(9)	—	—
Outstanding, October 6, 2013	526	139	—	—

We recognized expense from stock-based compensation for the twelve and forty weeks ended October 6, 2013 and September 30, 2012 as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2013	September 30, 2012	October 6, 2013	September 30, 2012
Labor related	$25	$66	$129	$294
Selling, general and administrative related	831	828	2,970	2,870
Total stock-based compensation	$856	$894	$3,099	$3,164

4.              Earnings Per Share

Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 6, 2013, weighted average stock options outstanding of 5,000 and 102,000, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the twelve and forty weeks ended September 30, 2012, weighted average stock options outstanding of 293,000 and 306,000, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2013	September 30, 2012	October 6, 2013	September 30, 2012
Net income	$4,661	$3,533	$25,280	$21,839

Basic weighted average shares outstanding	14,328	14,300	14,189	14,517
Dilutive effect of stock options and awards	272	239	283	261
Dilutive weighted average shares outstanding	14,600	14,539	14,472	14,778

Earnings per share:
Basic	$0.33	$0.25	$1.78	$1.50
Diluted	$0.32	$0.24	$1.75	$1.48

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

6.              Advertising and Marketing Costs

Costs incurred in connection with the advertising and marketing of the Company are included in selling, general and administrative expenses. Advertising and marketing includes salaries and benefits of marketing personnel, advertising, media and marketing materials. Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $8.4 million and $27.2 million for the twelve and forty weeks ended October 6, 2013 and $6.9 million and $24.9 million for the twelve and forty weeks ended September 30, 2012.

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

The Company had one interest rate swap at October 6, 2013, and its counterparty is Rabobank International, Utrecht (“Rabobank”). The Company entered into a variable-to-fixed interest rate swap agreement with Rabobank in August 2011 to hedge the floating interest rate on a portion of the term loan under the Company’s credit facility. The interest rate swap was effective August 5, 2011, with an initial notional amount of $74.1 million. In accordance with its original terms, $6.6 million of the initial $74.1 million expired in the forty weeks ended October 6, 2013 and $4.7 million expired in the fifty-three weeks ended December 30, 2012. The remaining notional amount of $61.9 million as of October 6, 2013, is set to fully expire on June 30, 2015, with a notional hedge amount of $50.6 million. Under the swap, the Company is required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, the Company receives interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. The Company entered into this interest rate swap to offset the variability of its interest expense arising out of changes in the variable interest rate for the designated interest payments and designated the swap as a cash flow hedge. Concurrent with the December 14, 2012, refinancing of its then-existing credit facility, the Company de-designated the original hedging relationship for this swap and consequently re-designated the swap on the amended credit facility’s $225 million revolver. Accordingly, changes in fair value of the interest rate swap contract are recorded, net of taxes, as a component of accumulated other comprehensive income, in the accompanying condensed consolidated balance sheets. See Note 8 for information on the fair value of the interest rate swap.

The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, on the Company’s consolidated balance sheet to interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt. The reclassifications from accumulated other comprehensive income to net income were immaterial for the twelve and forty week periods ended October 6, 2013.

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets of the interest rate swap as hedging instruments as of October 6, 2013, and December 30, 2012 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at October 6, 2013	Fair Value at December 30, 2012

Accrued liabilities	$495	$539
Other non-current liabilities	248	677
Total derivative liability	$743	$1,216

The components of accumulated other comprehensive income at the end of each period were as follows (in thousands):

	October 6, 2013	December 30, 2012
Unrealized (loss) gain related to cash flow hedges, pretax	$(13)	$9
Tax effect	1	(4)
Accumulated other comprehensive (loss) income, net	$(12)	$5

The interest rate swap was highly effective during the twelve and forty weeks ended October 6, 2013. The Company expects the swap to continue to be highly effective during the next twelve months. Additionally, the Company had no obligations at October 6, 2013, to post collateral under the terms of the interest rate swap agreement.

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

The Company’s deferred compensation plan is a nonqualified deferred compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. In the periods prior to the third quarter 2013, the Company’s plan administrator purchased Company-owned whole-life insurance contracts on certain team members to offset the deferred compensation plan obligation. During the third quarter 2013, the Company liquidated these insurance policies and invested the $3.3 million cash realized from the liquidation in a rabbi trust. Assets of the rabbi trust are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. At October 6, 2013, these mutual funds have published market prices and are reported at fair value of $3.4 million, using Level 1 inputs. The fair value of the trust assets is included in other assets, net. At October 6, 2013, the liability for the deferred compensation plan is recorded at the fair value of the rabbi trust assets and is included in other non-current liabilities.

Prior to the third quarter 2013, the carrying value of both the liability for the deferred compensation plan and associated life insurance policy were equal to their fair value. These agreements were required to be measured at fair value on a recurring basis and were valued using Level 2 inputs. At December 30, 2012, a liability for participant contributions and investment income thereon of $3.0 million was included in other non-current liabilities. The cash surrender value of these policies was $2.9 million and was included in other assets, net.

As of October 6, 2013, the Company had no financial assets or liabilities that were measured using Level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured at fair value on a recurring basis.

The following table presents our assets and liabilities that are fair valued on a recurring basis as of October 6, 2013 and December 30, 2012 (in thousands):

	October 6, 2013	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$3,418	$3,418	$—	$—
Total assets measured at fair value	$3,418	$3,418	$—	$—

Liabilities
Derivative — interest rate swap	$743	$—	$743	$—
Total liabilities measured at fair value	$743	$—	$743	$—

	December 30, 2012	Level 1	Level 2	Level 3
Assets:
Life insurance policies	$2,920	$—	$2,920	$—
Total assets measured at fair value	$2,920	$—	$2,920	$—

Liabilities
Derivative — interest rate swap	$1,216	$—	$1,216	$—
Deferred compensation plan	2,974	—	2,974	—
Total liabilities measured at fair value	$4,190	$—	$4,190	$—

Disclosures of Fair Value of Other Assets and Liabilities

The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheet. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments. The carrying value of the Company’s credit facility as of October 6, 2013, and December 30, 2012, was $81.5 million and $125.0 million. The fair value of the Company’s credit facility as of October 6, 2013, and December 30, 2012, was approximately $81.4 million and $124.4 million. There are $9.4 million of outstanding borrowings recorded for the Company’s capital leases as of October 6, 2013, which have an estimated fair value of $11.0 million. At December 30, 2012, the carrying amount of the Company’s capital lease obligations was $10.0 million, and the fair value was $11.8 million.

9.              Related Party Transactions

The former president and majority owner of one of the Company’s former franchisees served on the Company’s board of directors from 2009 to May 2013. The Company purchased 13 Red Robin® restaurants in Washington from this former franchisee in 2006. The retired board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $0.3 million and $0.9 million for the twelve and forty weeks ended October 6, 2013 and $0.2 million and $0.9 million for the twelve and forty weeks ended September 30, 2012.

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

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2013 and 2012 refer to the twelve and forty week periods ending October 6, 2013, and September 30, 2012 unless otherwise indicated.

Overview

Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates and franchises casual-dining restaurants with 485 locations as of October 6, 2013. The Company operated 350 Company-owned restaurants located in 33 states comprised of 345 Red Robin® restaurants and five Red Robin’s Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also franchises restaurants, of which there were 135 restaurants in 21 states and two Canadian provinces as of October 6, 2013. The Company operates its business as one operating and one reportable segment.

The following summarizes the operational and financial highlights during the twelve and forty weeks ended October 6, 2013, and our outlook for the remainder of 2013:

•                  Revenues.  Revenues increased $17.4 million, or 8.1%, during the twelve weeks ended October 6, 2013 as compared to the third quarter of 2012 primarily due to an increase in comparable restaurant revenue of 5.7% combined with revenues from new restaurant openings. For the forty weeks ended October 6, 2013, revenues increased $38.9 million, or 5.3%, primarily due to a 4.2%, or $28.9 million, increase in comparable restaurant revenues. Further details of performance are described below under Results of Operations.

•                  Marketing.  Our Red Robin Royalty™ loyalty program operates in all of our Company-owned restaurants and in 75 of our franchised locations. Engaging our guests through this program is a key part of our marketing strategy and uses offers designed to increase the frequency of guest visits. We are also using the program to generate awareness of new menu items and to engage our guests with smart rewards. We have altered our media strategy and advertising campaign approach in 2013 to one of pulsed national television presence with a spokesperson, and are relying increasingly on digital, social and earned media to deliver our message to our core target audience. Our “Take Back the Bar” initiative continues to increase our alcoholic beverage mix, differentiate our brand and help target adult diners.

•                  Brand Transformation Initiative.  As of October 6, 2013, we have completed brand transformation remodels of various types and levels of investment at 24 of our Company-owned Red Robin® restaurants, designed to learn about guest response and test financial returns. In August 2013, we rolled a brand transformational new plating and presentation standard as well as a new spiral menu format across the entire system, Company-owned and franchised. Additionally, we plan to fully remodel 20 more Company-owned Red Robin® restaurants before the end of 2013.

•                  Restaurant Development.  We opened six new Red Robin® restaurants during the third quarter of 2013 for a total of 11 new Red Robin® restaurants during the first three quarters of 2013. We plan to open ten additional Red Robin® restaurants in the fourth quarter of 2013 and one Red Robin’s Burger Works®. Looking forward, we expect to open 20 new Red Robin® restaurants in 2014 in addition to several Red Robin’s Burger Works® locations.

We have had five Red Robin’s Burger Works® locations open for the past year. We continue to evaluate the results of different types of trade areas as well as optimize operating performance. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing well and our college campus locations underperforming our expectations. For 2014, we plan to focus our Red Robin’s Burger Works® development efforts in central business district locations while we consider the viability of college campus sites.

Restaurant Data

The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2013	September 30, 2012	October 6, 2013	September 30, 2012
Company-owned:
Beginning of period	344	331	339	327
Opened during the period (1) (2)	6	6	11	11
Acquired from franchisee	—	—	—	1
Closed during the period (2)	—	(1)	—	(3)
End of period	350	336	350	336

Franchised:
Beginning of period	133	131	133	137
Opened during period	2	3	2	3
Sold or closed during period	—	(2)	—	(8)
End of period	135	132	135	132

Total number of Red Robin restaurants	485	468	485	468

(1)         Includes two and four Red Robin’s Burger Works® in the twelve and forty ended September 30, 2012.

(2)         Excludes one Red Robin® restaurant closed and relocated during the second quarter of 2013 and one Red Robin® restaurant closed and relocated during the third quarter of 2012.

We plan to open ten additional Red Robin® restaurants in the fourth quarter of 2013 and one Red Robin’s Burger Works®, which we expect to fund from our operating cash flows.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2013	September 30, 2012	October 6, 2013	September 30, 2012
Revenues:
Restaurant	98.3%	98.3%	98.4%	98.4%
Franchise royalties, fees and other revenues	1.7	1.7	1.6	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below)
Cost of sales	25.2	24.8	24.9	25.3
Labor	33.8	34.2	33.5	33.6
Other operating	13.0	13.5	12.5	13.1
Occupancy	7.6	7.8	7.4	7.3
Total restaurant operating costs	79.6	80.3	78.3	79.3

Depreciation and amortization	5.8	6.2	5.8	5.8
Selling, general and administrative	11.9	11.5	12.1	11.4
Pre-opening costs	1.1	0.6	0.6	0.4
Income from operations	2.9	2.7	4.6	4.5

Interest expense, net and other	0.3	0.5	0.3	0.6
Income before income taxes	2.7	2.2	4.3	3.9
Provision for income taxes	0.7	0.6	1.0	0.9
Net income	2.0%	1.7%	3.3%	3.0%

Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenue and not total revenues.

Total Revenues

	Twelve Weeks Ended				Forty Weeks Ended
	October 6,	September 30,	Change		October 6,	September 30,	Change
(Revenues in thousands)	2013	2012	$	%	2013	2012	$	%
Restaurant revenue	$226,844	$209,754	$17,090	8.1%	$762,647	$724,328	$38,319	5.3%
Franchise royalties, fees and other revenue	3,829	3,563	266	7.5%	12,674	12,125	549	4.5%
Total revenues	$230,673	$213,317	$17,356	8.1%	$775,321	$736,453	$38,868	5.3%

Average weekly net sales volume in comparable restaurants (1)	$54,998	$52,026	$2,972	5.7%	$56,327	$54,066	$2,261	4.2%
Average weekly net sales volume in Company-owned restaurants (2)	$55,029	$52,779	$2,250	4.3%	$56,207	$55,081	$1,126	2.0%
Total operating weeks	4,168	3,959	209	5.3%	13,723	13,115	608	4.6%
Net sales per square foot in Company-owned restaurants	$101	$96	$5	5.2%	$341	$328	$13	4.0%

(1)               Average weekly net sales volume in comparable restaurants represents the total restaurant revenue for comparable casual-dining restaurants using the most closely aligned calendar weeks (which differs from our 2012 fiscal calendar), divided by the number of operating weeks in the period.

(2)               Average weekly net sales volume in Company-owned restaurants represents the total restaurant revenue for all Company-owned casual-dining restaurants for each time period presented, divided by the number of operating weeks in the period.

Restaurant revenue during the twelve weeks ended October 6, 2013, which is comprised almost entirely of food and beverage sales, increased $17.1 million compared to third quarter 2012. This increase was primarily due to an $11.6 million, or 5.7%, increase in our comparable restaurant revenue. The comparable sales increase was comprised of a 4.6% increase in average guest check combined with an 1.1% increase in guest counts. The remaining $5.5 million increase in restaurant revenue resulted primarily from an increase in new restaurant revenue, compared to third quarter 2012. The comparability of restaurant revenue is impacted by approximately $1.0 million of revenue recognized in the third quarter 2012 from changes to Red Robin Royalty™ incentives.

Restaurant revenue during the forty weeks ended October 6, 2013, increased $38.3 million compared to the forty weeks ended September 30, 2012 due primarily to a $28.9 million, or 4.2%, increase in our comparable restaurant revenue. The comparable sales increase was due to a combination of higher prices, increased items sold per guest and product mix. The remaining $9.4 million increase in restaurant revenue was primarily due to an increase in new restaurant revenue, compared to the forty weeks ended September 30, 2012.

Franchise royalties, fees and other revenue, which consist primarily of royalty income and initial franchise fees, increased 7.5% and 4.5% for the twelve and forty weeks ended October 6, 2013. The twelve and forty week increase is primarily attributable to the increased sales at franchise locations. Our franchisees reported that comparable restaurant sales increased 4.8% for U.S. restaurants and increased 4.1% for Canadian restaurants for the third quarter of 2013 compared to the third quarter of 2012. For the forty weeks ended October 6, 2013, our franchisees reported that comparable restaurant sales for U.S. restaurants increased 1.6% and Canadian restaurants increased 4.5% from the forty week period ended September 30, 2012.

Cost of Sales

	Twelve Weeks Ended				Forty Weeks Ended
	October 6,	September 30,	Change		October 6,	September 30,	Change
(In thousands, except percentages)	2013	2012	$	%	2013	2012	$	%
Cost of sales	$57,253	$52,066	$5,187	10.0%	$190,259	$182,945	$7,314	4.0%
As a percentage of restaurant revenue	25.2%	24.8%		0.4%	24.9%	25.3%		(0.4)%

Cost of sales, comprised of food and beverage costs, is variable and generally fluctuates with sales volume. For the twelve weeks ended October 6, 2013, cost of sales as a percentage of restaurant revenue increased 40 basis points, compared to the same period in the prior year. This increase was primarily driven by higher costs of canned and dry goods, non-alcoholic beverage costs and dairy products, partially offset by lower produce costs.

For the forty weeks ended October 6, 2013, cost of sales as a percentage of restaurant revenue decreased 40 basis points from the forty weeks ended September 30, 2012. This decrease was primarily driven by lower commodity costs, including ground beef, seafood, cheese, french fry and produce costs.

Labor

	Twelve Weeks Ended				Forty Weeks Ended
	October 6,	September 30,	Change		October 6,	September 30,	Change
(In thousands, except percentages)	2013	2012	$	%	2013	2012	$	%
Labor	$76,624	$71,729	$4,895	6.8%	$255,154	$243,410	$11,744	4.8%
As a percentage of restaurant revenue	33.8%	34.2%		(0.4)%	33.5%	33.6%		(0.1)%

Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 6, 2013, labor costs as a percentage of restaurant revenue decreased 40 basis points. This decrease was primarily driven by a 60 basis point decrease in group insurance and workers’ compensation insurance costs and a 20 basis point decrease in hourly labor costs resulting from sales leverage related to higher revenue. This decrease was partially offset by a 20 basis point increase in training costs and a 20 basis point increase in management bonus.

For the forty weeks ended October 6, 2013, labor as a percentage of restaurant revenue decreased 10 basis points from the same period in 2012. This decrease was primarily driven by a 20 basis point decrease in group insurance and workers’ compensation insurance costs and a 20 basis point decrease in hourly labor costs resulting from sales leverage related to higher revenue. This decrease was partially offset by a 10 basis point increase in training costs and a 20 basis point increase in management bonus.

Other Operating

	Twelve Weeks Ended				Forty Weeks Ended
	October 6,	September 30,	Change		October 6,	September 30,	Change
(In thousands, except percentages)	2013	2012	$	%	2013	2012	$	%
Other operating	$29,463	$28,374	$1,089	3.8%	$95,016	$94,656	$360	0.4%
As a percentage of restaurant revenue	13.0%	13.5%		(0.5)%	12.5%	13.1%		(0.6)%

Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. For the twelve weeks ended October 6, 2013, other operating costs as a percentage of restaurant revenue decreased 50 basis points over prior year. This decrease resulted from a 20 basis point decrease in supply and utility costs and a 40 basis point decrease attributable to lower promotional activities. This decrease was partially offset by a 10 basis point increase in service and maintenance costs.

For the forty weeks ended October 6, 2013, other operating costs as a percentage of restaurant revenue decreased 60 basis points, primarily due to lower promotional activities and supply costs.

Occupancy

	Twelve Weeks Ended				Forty Weeks Ended
	October 6,	September 30,	Change		October 6,	September 30,	Change
(In thousands, except percentages)	2013	2012	$	%	2013	2012	$	%
Occupancy	$17,132	$16,309	$823	5.0%	$56,484	$53,213	$3,271	6.1%
As a percentage of restaurant revenue	7.6%	7.8%		(0.2)%	7.4%	7.3%		0.1%

Occupancy costs include fixed rents, contingent rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended October 6, 2013, occupancy costs as a percentage of restaurant revenue decreased 20 basis points over prior year, primarily due to leverage from higher restaurant sales volumes on the fixed rents. Occupancy costs increased $823,000, or 5%, over prior year. This increase was primarily due to the increase in fixed rents related to the additional restaurants opened since the third quarter 2012 combined with the increase in contingent rents resulting from higher sales volumes. Our fixed rents for the twelve weeks ended October 6, 2013 and September 30, 2013 were $11.0 million and $10.5 million.

For the forty weeks ended October 6, 2013, occupancy costs as a percentage of restaurant revenue increased 10 basis points and occupancy costs increased $3.3 million, or 6.1%, over prior year. The increase was primarily due to the increase in fixed rents related to the additional restaurants opened since the third quarter 2012. Our fixed rents for the forty weeks ended October 6, 2013 and September 30, 2012 were $36.3 million and $34.2 million.

Depreciation and Amortization

	Twelve Weeks Ended				Forty Weeks Ended
	October 6,	September 30,	Change		October 6,	September 30,	Change
(In thousands, except percentages)	2013	2012	$	%	2013	2012	$	%
Depreciation and amortization	$13,436	$13,284	$152	1.1%	$44,589	$42,468	$2,121	5.0%
As a percentage of restaurant revenue	5.8%	6.2%		(0.4)%	5.8%	5.8%		0.0%

Depreciation and amortization includes depreciation of capital investments for restaurants and corporate assets as well as amortization of acquired intangible assets. Depreciation and amortization as a percentage of restaurant revenue decreased 40 basis points for the twelve weeks ended October 6, 2013, primarily due to leverage from higher restaurant sales volumes on these fixed expenses. Depreciation and amortization increased $152,000, or 1.1%, over prior year, primarily due to the increase in depreciation expenses related to new restaurants opened since the third quarter 2012, partially offset by the decrease in amortization expenses resulting from fully amortized certain intangible assets.

For the forty weeks ended October 6, 2013, depreciation and amortization increased $2.1 million, or 5.0% over prior year, primarily due to the increase in depreciations expenses related to new restaurants opened since the third quarter 2012.

Selling, General and Administrative

	Twelve Weeks Ended				Forty Weeks Ended
	October 6,	September 30,	Change		October 6,	September 30,	Change
(In thousands, except percentages)	2013	2012	$	%	2013	2012	$	%
Selling, general and administrative	$27,481	$24,469	$3,012	12.3%	$93,475	$83,920	$9,555	11.4%
As a percentage of restaurant revenue	11.9%	11.5%		0.4%	12.1%	11.4%		0.7%

Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses and marketing costs. For the twelve weeks ended October 6, 2013, selling, general and administrative costs increased 12.3%, or $3.0 million, over the twelve weeks ended September 30, 2012, driven primarily by an increase in salaries and benefits due to investments in talent to support value-enhancing initiatives and higher incentive based compensation.

For the forty weeks ended October 6, 2013, selling, general and administrative costs increased 11.4%, or $9.6 million, due primarily to an increase in salaries and benefits and higher incentive based compensation.

Pre-opening Costs

	Twelve Weeks Ended				Forty Weeks Ended
	October 6,	September 30,	Change		October 6,	September 30,	Change
(In thousands, except percentages)	2013	2012	$	%	2013	2012	$	%
Pre-opening costs	$2,482	$1,250	$1,232	98.6%	$4,607	$2,835	$1,772	62.5%
As a percentage of restaurant revenue	1.1%	0.6%		0.5%	0.6%	0.4%		0.2%

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

Pre-opening costs increased $1.2 million and $1.8 million for the twelve and forty weeks ended October 6, 2013 compared to the twelve and forty weeks ended September 30, 2012 primarily due to the increased number of Company-owned restaurants under construction and planned to open in the fourth quarter of 2013. We anticipate opening 22 restaurants in fiscal 2013 compared to the 14 that were opened in fiscal 2012.

Interest Expense, Net and Other

Interest expense, net and other was $0.6 million and $1.1 million for the twelve weeks ended October 6, 2013, and September 30, 2012 and $2.4 million and $4.2 million for the forty weeks ended October 6, 2013, and September 30, 2012. Interest expense, net and other for the twelve and forty weeks ended October 6, 2013 decreased over the prior year periods due primarily to lower average debt balances in addition to a decrease in our borrowing rate. Our weighted-average interest rate was 2.6% and 2.7% for the twelve and forty weeks ended October 6, 2013, compared to 4.2% and 3.8% for the twelve and forty weeks ended September 30, 2012.

Provision for Income Taxes

The effective income tax rate for the third quarter 2013 was 24.6% compared to 25.5% for the third quarter 2012. The effective income tax rate for the forty weeks ended October 6, 2013 and September 30, 2012 was 24.2%. We anticipate that our full year fiscal 2013 effective tax rate will be approximately 24%.

Liquidity and Capital Resources

General.  Cash and cash equivalents decreased $4.4 million to $18.0 million at October 6, 2013, from $22.4 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.

Cash Flows

The table below summarizes our cash flows from operating, investing and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 6, 2013	September 30, 2012
Net cash provided by operating activities	$82,182	$72,346
Net cash used in investing activities	(50,393)	(43,026)
Net cash used in financing activities	(36,265)	(37,490)
Net decrease in cash and cash equivalents	$(4,476)	$(8,170)

Operating Cash Flows

Net cash flows provided by operating activities were $82.2 million for the forty weeks ended October 6, 2013, compared to $72.3 million for the same period in 2012. Of the $9.9 million increase, approximately $10.1 million relates to the acceleration of payments to vendors at the end of fiscal year 2012 in order to aid in the conversion to our new information technology system, an increase in accrued liabilities related to restaurant construction and remodeling, as well as an increase in accrued payroll costs. In addition, approximately $13.7 million of the increase relates to profit from restaurant operations due to increased sales and lower operating costs, partially offset by a $9.6 million increase in salaries, benefits and incentive-based compensation and a $4.3 million increase in account receivables as a result of increased third party gift card sales.

Investing Cash Flows

Net cash flows used in investing activities were $50.4 million for the forty weeks ended October 6, 2013, compared to $43.0 million for the same period in 2012. The increase over prior year is due primarily to investments in new restaurants and restaurant remodels, partially offset by decreases in technology infrastructure and, to a lesser extent, maintenance capital. The following table lists the components of our investing activities for the forty weeks ended October 6, 2013 (in millions):

Forty Weeks Ended
October 6, 2013
New restaurants	$32,412
Restaurant remodels	3,822
Restaurant maintenance capital	7,034
Investments in technology infrastructure and other	7,125
Net cash used in investing activities	$50,393

Financing Cash Flows

Cash used in our financing activities decreased $1.2 million from $37.5 million for the forty weeks ended September 30, 2012, to $36.3 million for the forty weeks ended October 6, 2013. This decrease was primarily due to a decrease in cash used to repurchase the Company’s common stocks, offset by an increase in proceeds received from the exercise of stock options and the tax benefit thereon, as well as an increase in discretionary debt payments driven by strong cash flow during the first three quarters.

Credit Facility.  On December 14, 2012, we entered into a new credit facility (“New Credit Facility”) with a consortium of banks, thereby terminating our previous credit facility, which had been amended and restated on May 6, 2011 (“Previous Facility”). The New Credit Facility provides for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and the Company maintains the option to increase this credit facility in the future, subject to lenders’ participation, by up to an additional $100 million in the aggregate. Borrowings under the New Credit Facility are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%). This $225 million revolving line of credit matures on December 14, 2017. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of our assets, which include the capital stock of our certain subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet. As of October 6, 2013, we had outstanding borrowings under the New Credit Facility of $81.5 million.

In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”) to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011, and an initial notional amount of $74.1 million. In accordance with its original terms, $6.6 million of the initial $74.1 million expired in the forty weeks ended October 6, 2013 and $4.7 million expired in the fifty-three weeks ended December 30, 2012. The remaining notional amount is $61.9 million as of October 6, 2013 and is set to fully expire on June 30, 2015, with a notional hedge amount of $50.6 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the Previous Facility, the Company undesignated the original hedging relationship for this swap and consequently re-designated the swap on the New Credit Facility’s $225 million revolver.

Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of October 6, 2013, we were in compliance with all debt covenants.

Debt Outstanding.  Total debt outstanding decreased $44.1 million to $90.9 million at October 6, 2013, from $135.0 million at December 30, 2012, primarily due to debt payments on the New Credit Facility of $148.6 million, partially offset by borrowings of $104.5 million.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during 2013, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2013 or into the future. We anticipate that inflation will continue to have a negative impact in fiscal year 2013 for food and beverage items not covered by fixed price agreements (See Item 3) and that in 2014 we will be impacted by wage inflation, commodity inflation and increased utility costs.

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

Off Balance Sheet Arrangements

Except for operating leases, primarily restaurant leases, entered into the normal course of business, we do not have any material off balance sheet arrangements.

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

In February 2013, the FASB issued Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires entities to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal 2014. The Company is evaluating the impact of this guidance on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis”. Forward-looking statements in this report include, among other things: our brand transformation initiatives; expectations about our interest-rate swaps; anticipated number of new restaurants; anticipated funding for new restaurant openings; anticipated Red Robin’s Burger Works® development efforts; expected uses for available cash flow; anticipated effective tax rate for 2013; beliefs about inflation and commodity and utility costs and the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; the effectiveness of our conversion to our new technology system; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 30, 2012, filed with the SEC on February 28, 2013.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.50% to 1.25%, or the LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.50% to 2.25%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of October 6, 2013, we had $20.0 million of borrowings subject to variable interest rates that were not hedged with an interest rate-related derivative instrument. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.2 million on an annualized basis.

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

Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of October 6, 2013, approximately 70% of our estimated annual food and beverage purchases for the remainder of the fiscal year are covered by fixed price contracts, which are scheduled to expire at various times through the end of the fiscal year. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

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

The implementation of this new ERP system results in changes to certain of the Company’s processes and procedures for internal control over financial reporting. The Company has conducted, and through the remaining phases of implementation will continue to conduct, extensive pre-implementation and post-implementation monitoring, testing and process modifications to ensure the effectiveness of internal controls over financial reporting. The Company has not experienced any significant difficulties to date in connection with the implementation or the operation of the new ERP system.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the forty weeks ended October 6, 2013, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the third quarter 2013.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan
August 12, 2013 – September 8, 2013	20,458	$67.08	20,458	$48,627,675
September 9, 2013 – October 6, 2013	16,430	$68.80	36,888	$47,497,242
Pursuant to Publicly Announced Plans(2)	36,888	$67.85

(1)         The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.

(2)         In November 2012, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program may be suspended or discontinued at any time. Since January 1, 2013, the Company has purchased 36,888 shares for a total of $2.5 million. As of October 6, 2013, there was approximately $47.5 million remaining under the current board authorization for future stock repurchases.

Item 6.         Exhibits

Exhibit Number	Description

10.1	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated September 30, 2013.

10.2	First Amendment to the Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated October 28, 2013.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 6, 2013 and December 30, 2012; (ii) Condensed Consolidated Statements of Operations for the twelve and forty weeks ended October 6, 2013 and September 30, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and forty weeks ended October 6, 2013 and September 30, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 6, 2013 and September 30, 2012; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Robin Gourmet Burgers, Inc.

November 8, 2013	/s/ Stuart B. Brown
(Date)	Stuart B. Brown
Chief Financial Officer