Form 10-K
period 2013-12-29
RED ROBIN GOURMET BURGERS INC
filed 2014-02-24
CIK 1171759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34851
______________________________________________________________
RED ROBIN GOURMET BURGERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1573084 (I.R.S. Employer Identification No.)
6312 S Fiddler's Green Circle, Suite 200N
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)
(303) 846-6000
(Registrant's telephone number, including area code)
______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $840.9 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 14,404,643 shares of common stock outstanding as of February 20, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2014 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain focused on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to guests of all ages. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969 and opened the first Red Robin’s Burger Works® in Denver, Colorado in November 2011. In 1979, the first franchised Red Robin® restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc., and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to "Red Robin," "we", "us", "our", and the "Company" refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. For the 52-week fiscal year 2013, we generated total revenues of $1.0 billion. As of the end of our fiscal year on December 29, 2013, the Red Robin system included 495 restaurants, of which 361 were Company-owned, and 134 were operated under franchise agreements with 18 franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchise and Licensing Arrangements" for additional information about our franchise program. As of December 29, 2013, there were Red Robin® restaurants in 42 states and two Canadian provinces.
Financial information for our single operating segment is included in Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Business Strategy
We are committed to delivering superior experiences for our guests which we believe will lead to operating and financial results greater than our casual dining peers. Through our engaged and motivated team members, our mission is to deliver a customized experience and create a unique connection with guests of all ages who want to enjoy craveable gourmet burgers in a fun, energetic environment with attentive and friendly service. We have identified and continue to search for opportunities that will drive strong financial performance through increasing guest traffic and revenue, improving operational efficiencies and expense management, enhancing our restaurant environments and expanding our restaurant base. We have built key short-term and long-term strategies and initiatives around these opportunities, as well as optimizing returns through allocation of our capital. These objectives include:

•
Increasing guest engagement.  We have developed initiatives to increase profitable guest traffic and sales in our restaurants through greater frequency of visits and increasing our average guest check. We plan to grow our average check through selling incremental items while allowing the guest to manage their total cost with different price points. See "Marketing and Advertising" below for additional information about our marketing strategy and initiatives.

•
Improving operational efficiencies and expense management.  We continue to focus on managing our expenses in the operation of our restaurants and in our selling, general and administrative functions. Our restaurant operating costs include food and other commodities, labor cost and benefits, restaurant supplies, utilities, occupancy, and other operating costs. Macroeconomic and other external factors, such as commodity and other price increases have historically resulted in upward trends in these costs. We have been implementing multiple programs to mitigate the impact of these external factors, including continued optimization of our distribution and supply chain relationships, labor productivity improvement efforts and initiatives to streamline operational processes. We are in the process of implementing a major overhaul of our data infrastructure, including the replacement of several key operational and financial systems. We will continue these initiatives and examine additional opportunities to reduce overhead costs and improve efficiencies throughout our organization as part of our ongoing cost management efforts.

•
Expanding our footprint.  We are focused on disciplined deployment of capital to both grow the brand and to maximize long-term shareholder returns by optimizing the return on our capital investments. Capital development decisions include the evaluation of a number of opportunities including new development sites, restaurant sizes, markets and trade areas, relocations and remodels. Other capital allocation decisions include the appropriate mix of Company-owned and franchise units, debt levels, capital structure and use of capital we generate. In fiscal year 2013, we opened 22 new Company-owned restaurants, including one Red Robin’s Burger Works®, our fast casual prototype, relocated two Red Robin® restaurants and remodeled 19 Red Robin® restaurants to our new brand standards. We plan on opening 20 new Company-owned Red Robin® restaurants in fiscal year 2014, in addition to five Red Robin's

Burger Works® restaurants. We also plan to remodel another 50 Red Robin® restaurants, in addition to the 32 restaurants remodeled in fiscal years 2013 and 2012.
Restaurant Concept
The Red Robin brand has many desirable attributes, including a strong guest-focused culture, a talented team and a passion for success. Red Robin was founded on four core values: Honor, Integrity, Continually Seeking Knowledge and Having Fun. These core values form the foundation for how we treat our team members, guests, and communities.
Our menu features our signature product, a line of gourmet burgers which we make from premium quality, fresh ground beef; and other products made from chicken breasts, fish fillets, turkey patties, as well as vegetarian and vegan burger options. We offer a wide selection of buns—including ciabatta, gluten free, sesame, onion and whole grain buns, and jalapeno rolls—with a wide variety of toppings—including fresh guacamole, barbeque sauce, grilled pineapple, crispy onion straws, sauteed mushrooms, fried jalapenos, bruschetta salsa, coleslaw and dill pickle slices, eight different cheeses, and a fried egg. We have recently added an everyday value line of burgers (Red's Tavern Double Burger™) which can be "styled up" in several ways, and a premium half pound burger (Red Robin's Finest) made with 100% Angus beef. In addition to burgers which accounted for approximately 46% of our total food sales in fiscal year 2013, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers (priced at $3, $5, $7 and $9), sweet potato fries, salads, soups, seafood and other entrees, desserts, and the Company's signature Mad Mixology® alcoholic and non-alcoholic specialty beverages. All of our gourmet burgers are served with our all-you-can-eat Bottomless Steak Fries® or a guest may choose alternative bottomless sides. In addition, we specialize in offering items our guests can order or modify to meet their dietary needs and preferences.
We believe in giving our guests the "gift of time." All of Red Robin's menu items are designed to be delivered to guests in a time-efficient manner to accommodate the guests' timetable. Our service sequence is designed to consistently prepare our menu items at a speed which allows guests to enjoy time-efficient lunches and dinners. However, our first goal is to customize the experience to what the guest wants - be it speed or a more relaxed dining occasion. We strive to meet the needs of our guests by offering a choice of experiences and occasions from time-pressured meals to a place to relax and unwind with friends. Red Robin also has an unparalleled and extraordinary approach to guest service using Unbridled Acts®. We have catalogued thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members. Many examples of our Unbridled Acts® can be found on our website, www.redrobin.com. We encourage our team members to execute on the aspects of service that we have identified to be our biggest drivers of our guest loyalty.
We also strive to provide our guests with exceptional dining value and the ability to customize their experience. In fiscal year 2013, we had an average check per guest of approximately $12.17, including beverages. We believe this price-to-value relationship, our innovative gourmet burgers, salads and sandwiches, our Red's Tavern Double platform offering everyday value starting at $6.99, and our new, Red Robin's Finest burgers differentiate us from our competitors, and allow us to appeal to a broad base of consumers with a wide range of income levels. A low average guest check relative to casual dining competitors, combined with swift service, engaging team members and a family-friendly atmosphere further differentiates us from many other casual dining restaurants.
Operations
Restaurant Management
Our typical restaurant management team consists of a general manager, an assistant general manager, a kitchen manager, and one or two assistant managers depending on restaurant sales volumes. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and developing of team members, as well as operating results. Our typical restaurant employs approximately 65 hourly team members, most of whom work part-time.
For our new restaurants, we try to identify seasoned leadership teams 12 months in advance of opening, with the expectation that seasoned leadership will provide a better team member and guest experience while enabling a new restaurant to quickly reach normalized operations.

Learning and Development
We strive to maintain quality and consistency in each of our restaurants through the training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and production as well as the maintenance of our restaurants. Each restaurant has a core group of certified learning coaches who provide on-the-job instruction for new team members who must complete a final certification for their position. These certified learning coaches participate in a "train-the-trainer" workshop that provides them with knowledge and tactics to enable them to coach our team members to meet our standards.
Restaurant managers are required to complete a Management Foundations training program in one of our certified training restaurants that includes guest service, kitchen and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain ongoing training with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available and prepared for future restaurant openings and to fill open management positions. We utilize periodic scorecards for ongoing coaching and conduct annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference during which our general managers receive additional training in areas such as on leadership, food safety, management systems, hospitality, and other relevant topics.
For new restaurants, team members complete a training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. We also continue to enhance our manager training curriculum to better prepare new managers for the challenging environment that a new restaurant creates so they can confidently execute our processes, systems, and values.
Prior to opening a new restaurant, our training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team remains on-site for a period after the opening of the restaurant while an additional team of training support provides several weeks of on-site support following opening.
Quality Control and Purchasing
Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply from product receipt through preparation and service. We provide detailed specifications for our food ingredients, products, and supplies to our suppliers. We qualify and audit our manufacturers and growers. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association's ServSafe program. Minimum cooking requirements, specifically safe handling and cooling procedures, and frequent temperature and quality checks ensure the safety and quality of all food we serve in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products and supplies, and accordingly, orders from approved suppliers and distributors. The restaurant management team inspects deliveries to ensure that the products received meet our safety and quality specifications. Additionally, we utilize the services of an independent auditing company to perform unannounced comprehensive food safety and sanitation inspections in all Red Robin® restaurants.
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products and supplies, our centralized purchasing team negotiates supply agreements which may include fixed price contracts that vary in term lengths or formula based pricing agreements which can fluctuate on changes in raw material commodity pricing. Ground beef represented approximately 14% of our total cost of goods in fiscal year 2013 and chicken represented approximately 10%. In fiscal year 2014, we expect our cost of ground beef to increase 4 to 5% from fiscal year 2013. Our contracts for chicken are generally fixed price contracts for a fixed term with multiple suppliers and we do not anticipate any significant increases in costs of chicken in fiscal year 2014. In addition, we have entered into supply agreements for our steak fries, fry oil, ketchup and select other commodities at prices that are, in aggregate, slightly above 2013 levels. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, we have not experienced significant disruptions in our supply chain.

Restaurant Development
Red Robin seeks to grow its restaurant base prudently considering a number of factors including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets and the availability of teams to manage new locations. We believe that site selection is critical to our success and thus we devote substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas and specific sites that are likely to yield the greatest density of desirable demographic characteristics, heavy retail traffic, and high visibility. Over the past three years, we have opened a total of 48 new restaurants, relocated three units, and closed two restaurants.
In 2011, we introduced Red Robin's Burger Works®, a smaller non-traditional prototype with a limited menu and limited service that we are developing in order to serve the needs of our guests in markets where full-sized sites are not available, such as central business districts, urban areas and other non-traditional sites. We expect most Red Robin's Burger Works® restaurants to range between 1,800 and 2,200 square feet and compete with other fast-casual chains for time pressed guests seeking higher quality food than from quick-service chains. We have opened six Red Robin's Burger Works® restaurants since November 2011 and we continue to evaluate the results of different types of trade areas as well as optimize operating performance. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing as expected and our college campus locations performing below our expectations. For 2014, we plan to focus our Red Robin’s Burger Works® development efforts in central business district locations while we consider the viability of college campus sites.
During 2014, the Company expects to open 20 new Company-owned full and mid-size Red Robin® restaurants in addition to five Red Robin's Burger Works®. The costs of a full-sized 6,000 square foot Red Robin® restaurant and a mid-sized 4,400 square foot Red Robin® restaurant range from $1.8 to $2.0 million and $1.3 to $1.8 million, respectively, depending on location (stand alone, mall or in-line retail) assuming it is a leased location. The cost of a Red Robin's Burger Works® ranges from $0.5 million to $0.8 million.
Restaurant Franchise and Licensing Arrangements
As of December 29, 2013, we had 18 franchisees that were operating 134 restaurants in 20 states and two Canadian provinces. In fiscal year 2013, our franchisees closed one restaurant and opened two new restaurants. We expect that our franchisees will open up to two new restaurants in fiscal year 2014. Our two largest franchisees own 21 restaurants located in Michigan and Ohio and 20 restaurants in eastern Pennsylvania, respectively.
While we have not actively sought new franchisees in recent years, we are reviewing opportunities to expand our franchise program which, long term, may include development of new franchises and new geographic regions; optimize our mix of company owned restaurants and franchised restaurants; and work with our existing franchisees to open new franchised restaurants where there are attractive development opportunities. In fiscal year 2013, we granted an existing franchisee exclusive territory to open 5 Red Robin® restaurants in western Texas.
Our typical franchise arrangement consists of an area development agreement ("ADA") and a separate franchise agreement for each restaurant. Our current form of ADA grants the franchisee the exclusive right to develop restaurants in a defined area over a defined term, which is usually five years. Upon execution of the ADA, a franchisee pays us a $10,000 development fee for each restaurant the franchisee agrees to develop. At this time, we have two ADAs with two franchisees. For existing franchisees that do not have a current ADA, we may negotiate individually the terms under which they may develop additional restaurants.
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
To continuously improve our marketing programs and operating systems, we maintain an advertising advisory council comprised of corporate and franchisee members. Through this council, we solicit the input of our franchisees on marketing programs, including their suggestions as to which new menu items we should test and feature in future promotions. We also exchange best operating practices with our franchisees as we strive to improve our operating systems while attaining a high level of franchisee participation.
Information Technology
We rely on information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; operation of our restaurants; management of our inventories; collection of cash; payment of payroll and other obligations; and various other processes and procedures.
Our corporate offices and Company-owned restaurants are enabled with information technology and decision support systems. In our restaurants, these systems are designed to provide operational tools for sales, inventory, and labor management. This technology includes industry-specific, off-the-shelf systems, as well as proprietary software such as tools designed to optimize food and beverage costs and labor costs. These systems are integrated with our point-of-sale systems to provide daily, weekly and period-to-date information that is important for managers to run an efficient and effective operation, and to provide financial reporting information. We also use other systems to interact with our guests. These include an online guest feedback system, which provides real-time results on guest service, food quality, and atmosphere to each of our restaurants.
We also utilize centralized financial, accounting, and human resources/personnel systems for Company-owned restaurants. In addition, we use an operations scorecard which integrates data from our centralized systems with the distributed information managed in our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins and other results.
In order to increase efficiency and operational capabilities, we have committed to a significant capital investment to upgrade and expand some of these systems. In 2013, we completed the deployments of a new labor management system and a new financial management system to our Company-owned restaurants. In 2014, we will continue to invest in our systems as we implement a major overhaul of our data infrastructure, including the replacement of our supply chain management system.
We accept electronic payment cards from our guests for payment in our restaurants. We also receive and maintain certain personal information about our guests and team members. We have systems and processes in place that focus on the protection of our guests' credit card information and other private information that we are required to protect, such as our team members' personal information. We have taken a number of steps to prevent the occurrence of security breaches in this respect. Our systems have been carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned stores, we are required to maintain the highest level of Payment Card Industry ("PCI") Data Security Standard compliance at our corporate offices and Company-owned restaurants. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers' credit card and other personal information. Our credit card security practices and systems are certified as compliant with the PCI Data Security Standard annually by an independent, qualified security assessor.
We also engage other security assessors and auditors to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from guests and team members.

Marketing and Advertising
We build brand equity and awareness primarily through national marketing, including national television, digital, social media programs, email, loyalty and public relations initiatives. These programs are funded primarily through cooperative creative development and national media advertising funds.
In recent years, we have undertaken significant market research initiatives to gain feedback and perceptions in order to inform our business decisions. Among other things, we use a guest satisfaction tool in all restaurants that provides immediate feedback from guests, via the Internet or by phone, on their experiences. Restaurant managers use this information to help them identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our national brand equity scores and business drivers among both current and potential guests, and we track the frequency and purchase behavior of guests who are members of our Red Robin RoyaltyTM loyalty program. In fiscal year 2012, we began testing our brand transformation program to enhance our service, menu, food presentation and other guest experiences. Our brand transformation goal is to maintain our position as a go-to place for families while attracting more visits from adult guests dining together. In fiscal year 2013, we implemented key service changes, a new menu format, new plating and food presentation and remodeled another 19 restaurants to our new brand standards.
A key focus for us continues to be delivering innovative menu items consistent with our gourmet burger positioning and doing so at an everyday value to our guests. Our fiscal year 2012 marketing strategy included the launch of our Tavern Double platform for an everyday value starting price of $6.99 with bottomless fries as well as limited time offers ("LTOs") supported by national television advertising. All were supported with in-restaurant marketing materials. In fiscal year 2013 we moved to a continuity media plan and new ad campaign ("A Million Reasons") and focused our media less on LTOs. We also introduced the first burger in the Red Robin's Finest line in fiscal year 2013 to add premium burger options to our menu.
Team Members
As of December 29, 2013, we had 24,336 employees, to whom we refer as team members, consisting of 24,021 team members at Company-owned restaurants and 315 team members at our corporate headquarters and field offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.
We support our team members by offering competitive wages and benefits for eligible team members, including medical and other insurance, an employee stock purchase plan and equity-based awards for eligible corporate and operations employees at the director level and above. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement. At certain levels, we also offer performance-based incentives tied to sales, profitability, and/or certain qualitative measures.
Executive Officers
The following table sets forth information about our executive officers:

Name	Age	Position
Stephen E. Carley	61	Chief Executive Officer(1)
Eric C. Houseman	46	President and Chief Operating Officer
Todd A. Brighton	56	Senior Vice President and Chief Development Officer
Stuart B. Brown	48	Senior Vice President and Chief Financial Officer
Cathy Cooney	62	Senior Vice President and Chief People Officer
Michael L. Kaplan	45	Senior Vice President, Secretary and Chief Legal Officer
Chris Laping	41	Senior Vice President and Chief Information Officer
Denny Marie Post	56	Senior Vice President and Chief Marketing Officer
(1) Also a member of the Company's board of directors.
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
Cathy Cooney.    Ms. Cooney joined the Company as Senior Vice President and Chief People Officer in July 2013. Ms. Cooney previously served as Executive Vice President, Human Resources of CareFusion Corporation from September 2009 to June 2011 and prior its spinoff she served as Senior Vice President, Human Resources-Clinical and Medical Products of Cardinal Health from July 2008 to September 2009. She was Senior Vice President, Human Resources-Clinical Technologies and Services from September 2004 to July 2008 and Senior Vice President, Human Resources-Leadership Development of Cardinal Health from January 2003 to September 2004.
Michael L. Kaplan.    Mr. Kaplan joined Red Robin as Senior Vice President, Chief Legal Officer and Secretary in October 2013. Prior to joining the Company, he served as Senior Vice President, General Counsel, Chief Security Officer and Corporate Secretary of DAE Aviation Holdings, Inc. (d/b/a Standard Aero), a privately held global aviation maintenance company, from January 2010 to September 2013 and as a Shareholder at Greenberg Traurig, LLP, an international law firm, from January 2002 to January 2010.
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
Denny Marie Post.    Ms. Post joined the Company as Chief Marketing Officer in August 2011. Before joining Red Robin, Ms. Post was the Managing Member of mm&i Consulting LLC, a marketing consulting firm, from June 2010 to July 2011. She served as Senior Vice President, Chief Marketing Officer of T-Mobile USA from July 2008 to May 2010, as Senior Vice President, Global Beverage, Food and Quality at Starbucks Corporation from February 2007 to June 2008, as Senior Vice President, Chief Concept Officer of Burger King Corp. from April 2004 to January 2007, and prior to that, in various marketing executive roles at YUM! Brands, Inc.
Competition
The restaurant industry is highly competitive and our guests may choose to purchase food at supermarkets or other food retailers. We compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants. The number, size and strength of competitors vary by region, concept, market and even restaurant. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. In particular, we face competition from concepts focused on the sale of hamburgers, including quick service and fast casual. Many of these concepts are expanding faster than us and are penetrating both geographic and demographic markets that we target as well. Moreover, many of these concepts compete with smaller-sized building units, which allow them greater flexibility in site selection and market penetration.
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
Trademarks
We have a number of registered trademarks and service marks, including the Red Robin®, Red Robin Gourmet Burgers®, Red Robin America's Gourmet Burgers & Spirits®, Red Robin's Burger Works®, "YUMMM®", Red Robin Gourmet Burgers and BrewsTM and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these marks, among others, with the United States Patent and Trademark Office and in Canada, and we have applied to register various trademarks in certain other international jurisdictions.
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
Available Information
We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission ("SEC") filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC's website at www.sec.gov. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Certain forward-looking statements are included in this Annual Report on Form 10-K, principally in the sections captioned "Business," "Legal Proceedings," "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements relate to, among other things:

•	our business objectives and strategic plans, including the strength of our long-term growth and profit, expense management and operational efficiency and capital deployment opportunities;

•	our ability to attract new guests and retain loyal guests, and our initiatives targeted at adult guests;

•	any future price increases, and their effect on our revenue and profit;

•
the timing and cost of implementing a major overhaul of our information technology systems and data infrastructure including the replacement of several key operational and financial systems and related benefits;

•	our ability to open and operate additional restaurants in both new and existing markets profitably, the anticipated number and type of new restaurants and the timing of such openings;

•
estimated costs of opening and operating new restaurants, including general and administrative, marketing and franchise development costs, and the ability to effectively utilize alternative unit sizes;

•
anticipated restaurant operating costs, including commodity and food prices, labor and energy costs and selling, general and administrative expenses and ability to reduce overhead costs and improve efficiencies;

•	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both Company-owned and franchised);

•	our brand transformation initiatives, including the anticipated number of store remodels, financial performance and the timing of such remodeling;

•	anticipated Red Robin's Burger Works® development efforts;

•	anticipated advertising costs to support 2014 marketing activities and tactics, including our Red Robin RoyaltyTM program and the effect on revenue and guest counts;

•	future capital deployment strategies and the amounts of capital expenditures, including potential share repurchases, and new restaurant development;

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, and working capital requirements in fiscal year 2014 and beyond;

•	anticipated compliance with debt covenants;

•	the sufficiency of the supply of commodities and labor pool to carry on our business;

•	our franchise program, and possible changes to our focus within the franchise program;

•	anticipated restaurant closings and related impairment charges;

•	anticipated interest and tax expense;

•	expectations about our interest rate swap;

•	the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs;

•	expectations regarding competition and our competitive advantages; and

•	expectations regarding consumer preferences and consumer discretionary spending.
Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income; consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in energy and labor costs, including health care and market wage levels; limitations on the Company's ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims or negative publicity regarding food safety or cyber security; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.
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
We continue to evolve our business improvement initiatives that are designed to both improve the Company's results in the short term and create sustainable growth in the long term. These initiatives continue to focus on enhancing our guest experience to increase top line revenue, improving operating efficiency and expense management, and growing our restaurant base through new Company-owned and franchised restaurants. They include our initiatives to elevate our guest experience through our brand transformation initiative and to upgrade our information technology systems, and the development of varying size restaurant prototypes to expand our ability to grow our restaurant base. While many of these initiatives have been implemented in various stages and are generating positive results, there is no assurance that these initiatives and the projects undertaken to accomplish such initiatives will continue to be successful, or that the Company has, or will have sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them.
Our marketing and branding strategies to attract, engage and retain our guests may not be successful, which could negatively affect our business.
We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage and retain customers. Our unique loyalty program, "Red Robin Royalty™" has experienced some success in driving sales and guest counts by providing loyal guests with various incentives and rewards. We intend to continue our focus on serving families while targeting adult occasions, and to grow beverage and food sales, including alcoholic beverages, appetizers, and desserts, through menu and service enhancements. We do not have any assurance that our marketing strategies will be successful. If new advertising, modified branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales we expect and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and more extensive national marketing strategies and media usage, and we may not be able to successfully compete against those established programs.
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
Competition in the restaurant industry is intense and barriers to entry are low. Our competitors include a large and diverse group of restaurants in all segments ranging from quick serve and fast casual to "polished casual" and those verging on fine dining. These competitors range from independent local operators that have opened restaurants in various markets, high growth targeted "better" burger concepts in the quick serve and fast casual space, to the well-capitalized national restaurant companies. Many of these concepts have already captured segments of the market that we are targeting, such as adult-only occasions, and are expanding faster than we are, penetrating both desirable geographic and demographic markets. Many of our competitors are well established in the casual dining market segment and in certain geographic locations and some of our competitors have substantially greater financial, marketing, and other resources than we have available. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract guests. Our guests may also choose to purchase food at supermarkets or other food retailers.
We also compete with other restaurants and retail establishments for real estate and attractive locations including locations for our smaller prototype restaurants, Red Robin's Burger Works®. There is no assurance that these smaller prototypes will successfully compete with other restaurant concepts.

Uncertainty regarding continued weakness in the economic environment may negatively affect consumer spending and guest visits, which may negatively affect our revenues and our results of operations and may continue to do so in the future.
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
If the implementation of our upgraded information technology systems continues to be delayed, or there is a material failure in such systems, our business operations and profits could be negatively affected, and our systems may be inadequate to support our future growth strategies.
We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of-sale systems, financial systems, marketing programs, employee engagement, supply chain management, and various other processes and transactions. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties.
In order to increase efficiency and operational capabilities and to support growth, we committed to a significant capital investment to upgrade and expand our information technology systems and services. We have encountered ongoing challenges and delays in implementing our upgraded infrastructure system which has caused delays in realizing anticipated benefits and additional costs. If the expansion and stabilization of such systems and services, which are currently underway, continue to be delayed, are unsuccessful or otherwise do not accomplish our intended goals, our operations could be significantly affected, and, among other things, our ability to efficiently manage or scale material functions in our operations could be impaired. Despite the significant capital investment to upgrade the systems and services identified above, these new systems and services may be insufficient to achieve or continue to achieve the expected results. These systems and our business needs will continue to evolve and require upgrading and maintenance over time, consequently requiring additional significant future commitments of resources and capital.
We rely on our management team for the development and execution of our business strategy and the loss of any member of our management team could negatively affect our operating results.
Our key team members, particularly our executive team, are central to our success and difficult to replace. We may be unable to retain them or attract other highly qualified team members, particularly if we do not offer competitive employment terms. The loss of the services of any of our management team or the failure to implement an appropriate succession plan could prevent us from achieving our business strategy and initiatives, which could adversely affect our operating results.
Our operations are susceptible to the changes in cost and availability of commodities which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of fiscal year 2013, approximately 46% of our estimated fiscal 2014 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during fiscal year 2014. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse affect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.

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
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of significant advertising and food discounting could influence our guests' dining choices. One of our strategies moving forward is to shift to a balance of providing both family-friendly and adult-focused guest experiences, referencing our legacy. There is no assurance that this shift will be successful or that it will not negatively affect our family guest experience.
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
Our information technology systems, including technology services and systems for which we contract from third parties, communication systems and electronic data could be subject or vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, unauthorized data breaches or other attempts to harm our systems. A failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure cyber network could result in interruption to our services, adversely affect our reputation, and negatively impact our results of operations.
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
Because of the number of credit card transactions processed in our Company-owned restaurants, we are required to maintain the highest level of Payment Card Industry ("PCI") Data Security Standard compliance at our corporate offices and Company-owned restaurants. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept, or lose our ability to accept those payment cards. Our franchisees are separate businesses that have different levels of compliance required depending on the number of credit card transactions processed. If any failure by them to maintain the appropriate level of PCI compliance negatively impacts their business operations, we could face a loss of or reduction in royalties or other payments they are required to remit to us.
Expanding our restaurant base is critical to our long-term growth, and our ability to open and profitably operate new restaurants is subject to factors beyond our control.
Our initiatives include a focus on continued growth of our restaurant base through new restaurants. The expansion of our restaurant base depends in large part on our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants, or the inability to profitably operate them once opened, could materially and adversely affect our planned growth. The success of our expansion strategy and the success of new restaurants depends upon numerous factors, many of which are beyond our control, including the following:

•
improvement in the macroeconomic environment nationally and regionally that affects restaurant-level performance and influences our decisions on the rate of expansion, timing, and the number of restaurants to be opened;

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
The Company is subject to the risks presented by acquisitions.
As part of our expansion efforts, the Company has acquired some of its franchised restaurants in the past. In the future, the Company may, from time to time, consider opportunistic acquisitions of restaurants operated by franchisees or other operators. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things:

•	the difficulty of integrating operations and personnel;

•	the potential disruption to our ongoing business;

•	the potential distraction of management, the inability to maintain uniform standards, controls, procedures and policies; and

•	impairment of relationships with team members and guests as a result of changes in ownership and management.
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
As of December 29, 2013, a total of 165 or 45.7% of all Company-owned restaurants, representing 53.4% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico and Washington). As a result, we are particularly susceptible to negative trends and economic conditions in this region, including its labor market. As a result of the economic recession, we had a more substantial decline in guest traffic at our restaurants in the western United States, which has had a negative effect on our operations as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
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
Franchisees are independent entities and are not our employees, partners, or affiliates. We share with our franchisees what we believe to be best practices in the restaurant industry; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. In addition, as independent businesses, franchisees may not be required to comply with the same levels of business or regulatory compliance that we are. While we try to ensure that the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot provide assurance that our franchisees will avoid actions that negatively affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation and the image and reputation of other franchisees may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate restaurants according to our standards.
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
Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin®, Red Robin Gourmet Burgers®, Red Robin America's Gourmet Burgers & Spirits®, Red Robin's Burger Works®, "YUMMM®", Red Robin Gourmet Burgers and Brews™ and Red Robin Royalty™ names and logos. We have registered or filed applications for trademarks for these names and logos, among others, with the United States Patent and Trademark Office and in Canada and we have applied to register various trademarks in certain other international jurisdictions. Our trademarks could be infringed in ways that leave us without redress, such as by imitation or by filings by others in jurisdictions where we are not currently registered. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Consequently, our business could be negatively affected and less profitable if we are unable to successfully defend and protect our intellectual property.

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
Our business could be adversely affected by increased labor costs, including costs related to the increase in minimum wage and new heath care laws.
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant team members are paid at rates related to the federal or state minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the federal minimum wage, including California. California has enacted legislation that will increase its minimum wage from $8 an hour to $9 an hour effective July 2014, and then to $10 an hour effective January 2016. We anticipate that additional legislation increasing minimum wage standards will be enacted in future periods. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) includes provisions requiring health care coverage for all Americans beginning in 2014. In the past, many of our eligible team members chose not to participate in our Company sponsored health care plans for various reasons but we expect to continue to see increased enrollment and related costs due to the impact of changes in the health care laws. Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. In the past, we have been able to offset increases in labor costs by improving our productivity in our restaurants or taking gradual increases in pricing but there is no guarantee that we can continue to do so in the future. If our labor costs increase and we are not able to offset costs through productivity or efficiency gains, or pass along the costs in the form of increased prices to our guests, then it could have a material adverse effect on our results of operations.
Our failure to remain in compliance with governmental laws and regulations as they continually evolve, and the associated costs of compliance, could cause our business results to suffer.
Our business is subject to various federal, state, and local government laws and regulations, including, among others, those relating to our employees, public health and safety, food safety, nutritional disclosure, alcoholic beverage control, public accommodations, and financial and disclosure reporting and controls. These laws and regulations continually evolve and change. We may fail to maintain compliance with all laws and regulations despite our best efforts. Changes in applicable laws and regulatory requirements, or failure to comply with them could result in, among other things, increased exposure to litigation, administrative enforcement actions or governmental investigations or proceedings; revocation of required licenses or approvals; fines; and civil and criminal liability. These negative consequences could increase the cost of or interfere with our ability to operate our business and execute our strategies.
Various federal and state employment laws govern our relationship with our team members and affect operating costs. These laws govern employee classification, wage rates and payment requirements including tip credit laws, meal and rest breaks, unemployment and other taxes, health care and benefits, workers' compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all of our team members to provide us with the government-specified documentation evidencing their employment eligibility, some of our team members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force.
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
As a member of the restaurant industry, we are sometimes the subject of complaints or litigation, including class action lawsuits, from guests alleging illness, injury, or other food quality, health, or operational concerns. Negative publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. In fact, we are subject to the same risks of negative publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees.
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
Our corporate headquarters is located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2018. We opened a test kitchen and training facility in 2011 located in Englewood, Colorado. We occupy this facility under a lease that expires August 31, 2018.
Our traditional prototype restaurant is a freestanding building averaging approximately 6,000 square feet and approximately 200 seats. In 2012, we introduced a new, mid-sized prototype of our full service restaurant which is approximately 4,400 square feet and has approximately 145 seats. We typically operate our restaurants under ground leases for land on which we build our restaurants. However, we also have developed restaurants using in-line, end cap, and mall locations in addition to our conversions of existing restaurant and other retail structures. Our non-traditional prototype, Red Robin's Burger Works®, allows Red Robin to develop projects in high foot traffic and non-traditional locations such as urban areas/downtowns, stadiums, military bases and airports, as well as in regional retail centers. The typical Red Robin's Burger Works® prototype is between 1,800 and 2,200 square feet, with approximately 50 seats. As of December 29, 2013, we operated approximately 2.3 million square feet for both our Red Robin® and Red Robin’s Burger Works® restaurants.

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

	Sales Price
	High	Low
2013
4th Quarter	$84.20	$71.34
3rd Quarter	74.17	55.82
2nd Quarter	59.90	43.91
1st Quarter	46.11	35.29
2012
4th Quarter	$35.13	$27.18
3rd Quarter	34.21	27.80
2nd Quarter	37.49	28.26
1st Quarter	37.98	27.36
As of February 20, 2014, there were approximately 124 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal years 2013 and 2012. We currently anticipate that we will retain any future cash flow to fund our operations and expansion of our business, to pay down debt or to repurchase stock. In addition, our credit agreement may limit us from declaring or paying any dividends or making any other repurchases on any of our shares in an aggregate amount not to exceed $50 million and are subject to our leverage ratio. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our credit agreement may also limit our ability to engage in stock repurchases.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 29, 2013, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company's purchases of its own common stock during fourth quarter of fiscal year 2013.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
November 7, 2013 - November 29, 2013	19,146	$80.01	56,034	$45,965,458
December 2, 2013 - December 29, 2013	12,782	$75.80	68,816	$44,996,628
Pursuant to Publicly Announced Plans or Programs(2)	31,928	$78.32
___________________________________

(1)	The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods.

(2)
In November 2012, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program may be suspended or discontinued at any time. Since January 1, 2013, the Company has purchased 68,816 shares for a total of $5.0 million. As of December 29, 2013, there was approximately $45.0 million remaining under the current board authorization for future stock repurchases.

Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders' return on Common Stock of the Company since December 28, 2008, with the cumulative total return over the same period for (i) the Russell 3000 Index, and (ii) the Bloomberg U.S. Full Service Restaurant Index.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 28, 2008, the last trading day in the Company's 2008 fiscal year, in the Company's Common Stock and in each of the indices.
This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and Bloomberg U.S. Full Service Restaurant Index

	Fiscal Years Ended
	December 28, 2008	December 27, 2009	December 26, 2010	December 25, 2011	December 30, 2012	December 29, 2013
Red Robin Gourmet Burgers, Inc.	$100.00	$115.07	$135.65	$181.05	$210.51	$470.36
Russell 3000	100.00	128.86	148.17	149.80	169.33	227.77
Bloomberg U.S. Full Service Restaurant Index	100.00	166.60	230.62	230.88	265.65	396.81
___________________________________

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.

ITEM 6.    Selected Financial Data
The table below contains selected consolidated financial and operating data. The statement of income, cash flow and balance sheet data for each fiscal year has been derived from our consolidated financial statements. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
(in thousands, except per share data)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Income Data:
Revenue:
Restaurant revenue	$1,000,198	$960,994	$898,842	$846,389	$828,031
Total revenues	1,017,247	977,132	914,850	864,269	841,045
Total costs and expenses(1)(2)(3)(4)	973,433	931,923	886,849	854,536	813,104
Income from operations	43,814	45,209	28,001	9,733	27,941
Net income	32,239	28,331	20,577	7,299	17,599
Earnings per share
Basic	$2.27	$1.97	$1.36	$0.47	$1.14
Diluted	$2.22	$1.93	$1.34	$0.46	$1.14
Shares used in computing earnings per share
Basic	14,225	14,411	15,122	15,536	15,392
Diluted	14,510	14,669	15,357	15,709	15,504
Balance Sheet Data:
Cash and cash equivalents	$17,108	$22,440	$35,036	$17,889	$20,268
Total assets	634,645	597,132	592,976	579,257	600,095
Long-term debt, including current portion	88,714	134,995	156,931	158,522	191,334
Total stockholders' equity	347,403	306,919	294,698	300,661	288,622
Cash Flow Data:
Net cash provided by operating activities	$113,529	$94,379	$95,697	$70,613	$90,615
Net cash used in investing activities	(78,231)	(63,305)	(43,355)	(35,060)	(49,548)
Net cash (used in) provided by financing activities	(40,630)	(43,670)	(35,195)	(37,932)	(31,957)
Selected Operating Data:
Net sales per square foot in Company-owned restaurants	$451	$449	$435	$424	$422
Total operating weeks(5)	18,012	17,607	16,635	16,112	15,701
Company-owned restaurants open at end of period	361	339	327	314	306
Franchised restaurants open at end of period	134	133	137	136	133
Comparable restaurant net sales increase (decrease)(6)(7)(8)	4.0%	1.1%	2.3%	(0.4)%	(11.5)%
___________________________________

(1)	Fiscal year 2013 includes a pre-tax non-cash asset impairment charges of $1.5 million related to the impairment of four restaurants.

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

(5)	Total operating weeks represent the number of weeks that the Company-owned restaurants are opened during the reporting period.

(6)
Comparable restaurants include those Company-owned restaurants that have been open for five full quarters of operations at the beginning of the periods presented. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues" for a further discussion of our comparable restaurant designation.

(7)	Net sales are gross sales net of incentives and discounts, primarily related to our loyalty program.

(8)	Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2012 were calculated on a 53-week basis.
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Description of the Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our" or the "Company"), primarily develops, operates and franchises casual-dining restaurants with 495 locations as of December 29, 2013, the Company's fiscal year end. The Company operated 361 Company-owned restaurants located in 35 states comprised of 355 casual dining locations and six Red Robin's Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also franchises restaurants, of which there were 134 restaurants in 20 states and two Canadian provinces as of December 29, 2013.
The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however we experience a 53rd week once every five or six years. Our discussion for fiscal years 2013 and 2011, which ended on December 29, 2013 and December 25, 2011, refers to a 52-week period. Fiscal year 2012, which ended December 30, 2012, refers to a 53-week period with the 53rd week falling in the fourth quarter. In fiscal year 2012, the 53rd week added approximately $21 million to net restaurant sales, $3.1 million to net income and $0.21 to diluted earnings per share.
Financial and Operational Highlights for Fiscal Year 2013

•	Financial Performance.

◦
Total revenues increased $40.1 million, or 4.1%, to $1.0 billion for the 52 weeks ended December 29, 2013 as compared to $977.1 million in the 53 weeks ended December 30, 2012, primarily due to a $35.8 million or 4.0% increase in comparable restaurant revenue and $23.9 million revenue from 22 new restaurant openings. The increase was partially offset by a decrease of approximately $21 million related to the 53rd week that was included in fiscal year 2012.

◦
Restaurant operating costs, as a percentage of restaurant revenue, decreased 100 basis points to 78.3% in fiscal year 2013 compared to 79.3% in fiscal year 2012, primarily as a result of reduced promotional activities and supply costs, leverage from higher restaurant sales volumes on the fixed costs and reductions in food, beverage and labor costs.

◦
Net income improved 13.8% to $32.2 million in fiscal year 2013 (52 weeks) from $28.3 million in fiscal year 2012 (53 weeks). Diluted earnings per share increased 15.0% to $2.22 as compared to $1.93 in fiscal year 2012. Excluding the impact of a non-cash charge of $0.06 per diluted share related to the impairment of four underperforming restaurants and a charge of $0.09 per diluted share related to a non-recurring special bonus awarded by the board, net income per diluted share in fiscal year 2013 was $2.37.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our Company-owned restaurants and in 75 of our franchised restaurants. Engaging our guests through this program is a key part of our marketing strategy and uses offers designed to increase the frequency of guest visits. We are also using the program to generate awareness of new menu items and to engage our guests with smart rewards. We have altered our media strategy and advertising campaign approach in 2013 to more weeks on air with fewer hiatuses and ads which feature a consistent spokeswoman. We are also relying more on digital, social and earned media to deliver our message to our core target audience. Our “Take Back the Bar” initiative continues to increase our alcoholic beverage mix, differentiate our brand and help target adult diners.

•
Brand Transformation Initiative. As of December 29, 2013, we have remodeled 32 of our Company-owned Red Robin® restaurants to our new brand standards as we continue to learn about guest response and test financial returns. In August 2013, we rolled-out new plating and presentation standards and a new spiral menu format to all Company-owned and franchised restaurants. We plan to remodel an additional 50 Company-owned Red Robin® restaurants during fiscal year 2014.

•
Restaurant Development. We opened 22 new Red Robin® restaurants and relocated two restaurants during fiscal year 2013. We expect to open 20 new Red Robin® restaurants in fiscal year 2014. In fiscal year 2013, our franchisees closed one restaurant and opened two new restaurants. We expect that our franchisees will open up to two new restaurants in 2014. As of December 29, 2013, we had 361 Company-owned Red Robin® restaurants and Red Robin’s Burger Works® and our franchisees operated 134 Red Robin® restaurants.

With regards to Red Robin’s Burger Works®, we opened one restaurant in 2013 bringing our total operating to six. We continue to evaluate the results of different types of trade areas as well as optimize operating performance. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing as expected and our college campus locations performing below our expectations. For 2014, we plan to focus our Red Robin’s Burger Works® development efforts in central business district locations and plan to open five new restaurants in two new major metropolitan markets.
Unit Data
The following table details data pertaining to the number of Company-owned and franchised restaurants for the fiscal years indicated.

	2013	2012	2011
Company-owned:
Beginning of period	339	327	314
Opened during the period(1)	22	14	13
Acquired from franchisee	—	1	—
Closed during the period	—	(3)	—
End of period	361	339	327
Franchised:
Beginning of period	133	137	136
Opened during the period	2	—	3
Sold or closed during the period(3)	(1)	(4)	(2)
End of period	134	133	137
Total number of restaurants	495	472	464
___________________________________

(1)	Includes one Red Robin's Burger Works® in 2013, four in 2012 and one in 2011.

(2)	Excludes one franchised restaurant that was closed in 2013 and re-opened during the same year and three franchised restaurants that were closed in 2012 and re-opened during the same year.

Results of Operations
Operating results for each fiscal year presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2013	2012	2011
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Revenues:
Restaurant revenue	98.3%	98.3%	98.3%
Franchise royalties and fees	1.4	1.5	1.5
Other revenue	0.3	0.2	0.2
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.0	25.2	25.3
Labor	33.5	33.6	33.8
Other operating	12.3	13.1	13.8
Occupancy	7.4	7.4	7.3
Total restaurant operating costs	78.3	79.3	80.2
Depreciation and amortization	5.7	5.7	6.0
Selling, general and administrative	12.2	11.3	11.3
Pre-opening costs	0.6	0.4	0.4
Asset impairment charge	0.1	—	0.5
Income from operations	4.3	4.6	3.1
Other (income) expense:
Interest expense, net	0.3	0.6	0.6
Loss on debt refinancing	—	0.3	—
Total other expenses	0.3	0.9	0.6
Income before income taxes	4.1	3.8	2.4
Provision for income taxes	(0.9)	(0.9)	(0.2)
Net income	3.2%	2.9%	2.2%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Revenues

(Revenues in thousands)	2013	2012	2013 - 2012 Percent Change	2011	2012 - 2011 Percent Change
Restaurant revenue	$1,000,198	$960,994	4.1%	$898,842	6.9%
Franchise royalties and fees	14,378	14,501	(0.8)%	14,151	2.5%
Other revenue	2,671	1,637	63.2%	1,857	(11.8)%
Total revenues	$1,017,247	$977,132	4.1%	$914,850	6.8%
Average weekly net sales volumes in Company-owned restaurants(1)	$56,159	$54,922	2.3%	$54,043	1.6%
Total operating weeks	18,012	17,607	2.3%	16,635	5.8%
Net sales per square foot	$451	$449	0.4%	$435	3.2%
___________________________________

(1)	Excludes Red Robin's Burger Works®.
Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $39.2 million, or 4.1%, for the 52 weeks ended December 29, 2013 as compared to the 53 weeks in fiscal year 2012. Adjusting for the 53rd week in fiscal 2012, which was approximately $21 million, restaurant revenue increased approximately $60.0 million in fiscal year 2013. Comparable restaurant revenues grew $35.8 million or 4.0% during fiscal year 2013 primarily as a result of a 4.3% increase in average guest check, partially offset by 0.3% decrease in guest counts. The increase in average guest check resulted from a combination of menu price increases and increased sales of items including beverages and appetizers, partially offset by higher discounts including those associated with our Red Robin Royalty™ loyalty program. Revenue from our non-comparable restaurants, which includes restaurants opened after the third quarter of fiscal 2011 or closed since the beginning of 2012, contributed an increase of $24.4 million in fiscal year 2013.
In 2012, restaurant revenue increased $62.2 million, or 6.9%, from fiscal year 2011. The inclusion of the 53rd week in fiscal 2012 contributed approximately $21 million to restaurant revenue. Adjusting out the extra week in 2012, revenue in our comparable restaurant base increased approximately $9.9 million or 1.1% during 2012 primarily as a result of a 1.7% increase in average guest checks partially offset by 0.6% decrease in guest counts. We believe the increase in average guest check resulted from a combination of menu price increases and increased sales of items including beverages, partially offset by higher discounts including those associated with our Red Robin Royalty™ loyalty program. Revenue from our non-comparable restaurants, which includes restaurants opened after the third quarter of fiscal 2010 or closed since the beginning of 2011, contributed an increase of $28.8 million in fiscal year 2012.
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
Franchise royalties and fees consist primarily of royalty income and initial franchise fees. This revenue decreased $0.1 million or 0.8%, from fiscal year 2012. The year-over-year decrease in franchise royalties and fees is primarily attributable to having one less week in fiscal year 2013 compared to fiscal year 2012 and the closing of four franchise restaurants in 2012, partially offset by a 1.6% increase in comparable sales for U.S. restaurants and a 3.6% increase for Canadian restaurants. Franchise royalties and fees for fiscal year 2012 increased over fiscal year 2011 primarily due to having an additional one week in fiscal year 2012 compared to fiscal year 2011 and to an increase in sales reported by our franchisees as they experienced a 1.9% increase in comparable sales for U.S. restaurants and a 4.7% increase for Canadian restaurants.
Other revenue consists primarily of gift card breakage. For the fiscal years ended December 29, 2013 and December 30, 2012, we recognized $2.1 million and $1.5 million of gift card breakage. In fiscal year 2011, we recognized $1.7 million of gift card breakage including $0.4 million of third-party gift card revenue as an initial cumulative program adjustment for gift card sales sold in third-party retail locations recognized in the first quarter.

Cost of Sales

(In thousands, except percentages)	2013	2012	2013 - 2012 Percent Change	2011	2012 - 2011 Percent Change
Cost of sales	$250,237	$242,641	3.1%	$227,063	6.9%
As a percent of restaurant revenue	25.0%	25.2%	(0.2)%	25.3%	(0.1)%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 20 basis points in fiscal year 2013 compared to fiscal year 2012. This decrease as a percentage of restaurant revenue was caused by a decrease in costs of produce, ground beef, cheese, and french fries, partially offset by an increase in the cost of food preparation, dairy, and draft beer.
Cost of sales as a percentage of restaurant revenue decreased 10 basis points in fiscal year 2012 compared to fiscal year 2011. This decrease as a percentage of restaurant revenue was caused by a decrease in produce, cheese, and poultry costs, which were mostly offset by an increase in the cost of potatoes, ground beef, and fry oil.
Labor

(In thousands, except percentages)	2013	2012	2013 - 2012 Percent Change	2011	2012 - 2011 Percent Change
Labor	$335,113	$323,100	3.7%	$303,503	6.1%
As a percent of restaurant revenue	33.5%	33.6%	(0.1)%	33.8%	(0.2)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. In fiscal year 2013, labor as a percentage of restaurant revenue decreased 10 basis points compared to fiscal year 2012. This decrease primarily resulted from 50 basis points of lower costs related to health insurance claims, workers' compensation costs, and higher hourly productivity, leverage on higher sales as well as a reduction in accrued vacation and payroll taxes. These reductions were partially offset by 40 basis points of higher costs related primarily to increases in management costs, kitchen labor and training.
In fiscal year 2012, labor as a percentage of restaurant revenue decreased 20 basis points compared to 2011. This decrease primarily resulted from 50 basis points of lower costs related to higher hourly productivity, leverage on higher sales as well as a reduction in accrued vacation and payroll taxes. These reductions were partially offset by 30 basis points of higher costs related primarily to increases in group insurance costs and variable compensation.
Other Operating

(In thousands, except percentages)	2013	2012	2013 - 2012 Percent Change	2011	2012 - 2011 Percent Change
Other operating	$123,479	$125,471	(1.6)%	$124,238	1.0%
As a percent of restaurant revenue	12.3%	13.1%	(0.8)%	13.8%	(0.7)%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. During fiscal year 2013, other operating costs as a percentage of restaurant revenue decreased 80 basis points over the prior year due primarily to lower local restaurant promotional expenses and supply costs.
During fiscal year 2012, other operating costs as a percentage of restaurant revenue decreased 70 basis points over the prior year due primarily to a 30 basis point decrease in cleaning and supply costs due to cost management efforts, a 20 basis point decrease in utilities and repair and maintenance costs, and a 20 basis point decrease in payment card processing fees resulting from legislative changes.
Occupancy

(In thousands, except percentages)	2013	2012	2013 - 2012 Percent Change	2011	2012 - 2011 Percent Change
Occupancy	$74,079	$70,971	4.4%	$65,785	7.9%
As a percent of restaurant revenue	7.4%	7.4%	—%	7.3%	0.1%

Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in Pre-opening costs. In fiscal year 2013, occupancy costs as a percent of restaurant revenue were flat as compared to fiscal year 2012. Occupancy costs increased $3.1 million or 4.4%, primarily due to the increase in fixed rents and real estate taxes related to the additional restaurants opened in fiscal year 2013. Our fixed rents for the fiscal years ended December 29, 2013 and December 30, 2012 were $47.8 million and $45.8 million.
In fiscal year 2012, occupancy costs as a percent of restaurant revenue increased 10 basis points over the prior year due mainly to higher fixed rents related to the opening of new restaurants in addition to approximately $1.4 million related to the 53rd week included in fiscal year 2012. Fixed rents for the fiscal years ended 2012 and 2011 were $45.8 million and $42.5 million.
Depreciation and Amortization

(In thousands, except percentages)	2013	2012	2013 - 2012 Percent Change	2011	2012 - 2011 Percent Change
Depreciation and amortization	$58,200	$55,468	4.9%	$55,272	0.4%
As a percent of total revenues	5.7%	5.7%	—%	6.0%	(0.3)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests and certain liquor licenses. In fiscal year 2013, depreciation and amortization expense increased $2.7 million or 4.9% over the prior year, primarily related to new restaurants opened in fiscal year 2013.
Depreciation and amortization expense remained relatively flat in fiscal year 2012 as compared to 2011 as the increases related to new restaurant openings were mostly offset by assets that became fully depreciated during the current year. Depreciation and amortization expense as a percentage of total revenue for fiscal year 2012, decreased due to leverage from higher restaurant sales volumes.
Selling, General and Administrative

(In thousands, except percentages)	2013	2012	2013 - 2012 Percent Change	2011	2012 - 2011 Percent Change
Selling, general and administrative	$124,278	$110,798	12.2%	$103,124	7.4%
As a percent of total revenues	12.2%	11.3%	0.9%	11.3%	—%
Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors' expenses, legal expenses and marketing costs.
Selling, general and administrative costs in fiscal year 2013 increased $13.5 million or 12.2% as compared to 2012. The increase was driven primarily by a $9.4 million increase in salaries and benefits due to investments in talent to support value-enhancing initiatives and higher incentive based compensation, which included $1.6 million special bonus awarded to our management that is expected to be non-recurring. In addition, selling costs increased $3.0 million, primarily due to costs associated with increased gift card sales.
In fiscal year 2012, selling, general and administrative costs increased $7.7 million from 2011 primarily due to $3.5 million higher gift card fees and production costs, $3.1 million higher salaries and benefits partially due to the extra week in fiscal 2012, and $1.1 million higher consulting fees associated with information technology infrastructure changes.
Pre-opening Costs

(In thousands, except percentages)	2013	2012	2013 - 2012 Percent Change	2011	2012 - 2011 Percent Change
Pre-opening costs	$6,530	$3,474	88.0%	$3,527	(1.5)%
As a percent of total revenues	0.6%	0.4%	0.2%	0.4%	—%
Average per restaurant pre-opening costs	$297	$238	24.8%	$264	(9.8)%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing and supplies costs, and other direct costs related to the opening of new restaurants. Pre-opening costs for fiscal years 2013, 2012, and 2011 reflect the opening of 22, 14, and 13 new restaurants and relocation of two restaurants in fiscal year 2013. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented including Red Robin's Burger Works® restaurants. The fiscal year 2013 average pre-opening per restaurant increased from 2012 due primarily to the start of construction on eight new restaurants to be opened in the following year versus four in 2012.
The fiscal 2012 average per restaurant pre-opening costs decreased over fiscal 2011 due primarily to the inclusion of four Red Robin's Burger Works® restaurants which were opened in fiscal 2012. Pre-opening costs for these smaller-scale restaurants are lower than the pre-opening costs for our traditional size restaurants.
Asset Impairment Charge and Restaurant Closure Costs
During fiscal year 2013, the Company determined that four Company-owned restaurants were impaired. The Company recognized a non-cash pre-tax impairment charge of $1.5 million resulting from the continuing and projected future results of these restaurants. During fiscal year 2012, the Company determined that no Company-owned restaurants were impaired. During fiscal year 2011, the Company determined that three Company-owned restaurants were impaired and recognized a pre-tax non-cash impairment charge of $4.3 million. The Company reviewed each restaurant's past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of each restaurant's carrying amount over its fair value.
We closed three restaurants in fiscal year 2012 and recognized charges of $0.3 million related to lease terminations and other closing-related costs.
Interest Expense
Interest expense in fiscal years 2013, 2012, and 2011 was $2.7 million, $5.7 million, and $5.9 million. Interest expense decreased in fiscal year 2013 due to a lower average debt balance and a lower weighted average interest rate of 2.7% versus 3.9% in 2012. Interest expense was lower in fiscal 2012 than 2011 due to a lower average debt balance, partially offset by a higher weighted average interest rate of 3.9% versus 3.4% in 2011.
Loss on Debt Refinancing
On December 14, 2012, we entered into a new credit facility ("New Credit Facility") thereby terminating our previous credit facility, which had been amended and restated on May 6, 2011 ("Previous Facility"). See Liquidity and Capital Resources, Credit Facility for further discussion. In connection with the debt refinancing, we re-designated our variable-to-fixed interest rate swap agreement which was used to hedge the floating interest rate on a portion of the outstanding term loan under the Previous Facility. The Company recorded a non-cash pre-tax charge of $1.2 million as a result of the de-designation to recognize net losses that had been previously recognized in accumulated other comprehensive loss. We also recognized a non-cash pre-tax charge of $1.7 million to write-off certain unamortized loan origination costs associated with the Previous Facility.
Provision for Income Taxes
The provision for income taxes increased $0.5 million to $9.0 million in fiscal year 2013 as compared to $8.5 million in fiscal year 2012 and $1.5 million in fiscal year 2011. Our effective income tax rate was 21.8% in fiscal year 2013, 23.1% in fiscal year 2012, and 6.8% in fiscal 2011. The decrease in our fiscal 2013 effective tax rate is due mainly to the increase in current year general business tax credits and an increase in state income tax credits. The increase in our effective tax rate for fiscal 2012 was primarily attributable to the increase in earnings before income taxes as well as a decrease in general business tax credits.
Liquidity and Capital Resources
General
Cash and cash equivalents decreased $5.3 million to $17.1 million at December 29, 2013, from $22.4 million at the beginning of the fiscal year. This decrease in our cash position was primarily the net result of:

•	$47.3 million net repayments to the borrowings under the New Credit Facility and capital leases;

•	$78.9 million used for the construction of new restaurants, expenditures for facility improvements, and investments in information technology; and

•	$5.0 million used for the purchase of Company stock; partially offset by

•	$113.5 million of cash provided by operating activities;

•	$11.7 million in proceeds and the related tax benefit from stock option exercises and purchases of common stock through the employee stock purchase plan.
We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$113,529	$94,379	$95,697
Net cash used in investing activities	(78,231)	(63,305)	(43,355)
Net cash used in financing activities	(40,630)	(43,670)	(35,195)
Net (decrease) increase in cash and cash equivalents	$(5,332)	$(12,596)	$17,147
Operating Cash Flows
Net cash provided by operating activities increased $19.1 million to $113.5 million in 2013 as compared to $94.4 million in 2012. Of the $19.1 million increase, approximately $15.8 million of the increase relates to profit from restaurant operations due to a reduction in operating costs of approximately 100 basis points and an increase in restaurant revenues, partially offset by an increase in pre-opening costs related to new restaurants. The balance of the increase relates to higher trade payables and accrued payroll costs, partially offset by higher salaries, benefits and incentive-based compensation and an increase in gift card fees and production costs.
Net cash flows provided by operating activities were $94.4 million in 2012 compared to $95.7 million in 2011. The $1.3 million decrease over prior year is primarily due to increases in selling, general and administrative costs, a higher rate of redemptions relative to cash receipts from gift cards and incentive programs, and cash payments for income taxes, which more than offset $20.1 million of increases in cash flow related to improved restaurant operating costs, sales increases from new and existing restaurants and the addition of a 53rd operating week in 2012.
Investing Cash Flows
Net cash flows used in investing activities increased $14.9 million from $63.3 million in 2012 to $78.2 million in 2013. The increase over prior year is due primarily to investments in new restaurants and restaurant remodels, partially offset by decreases in technology infrastructure and, to a lesser extent, maintenance capital. The following table lists the components of our investment in property, equipment and intangible assets for fiscal year 2013 (in millions):

Year Ended December 29, 2013
New restaurants	$50.7
Restaurant remodels	11.3
Restaurant maintenance capital	10.3
Investment in technology infrastructure and other	6.6
Purchases of property, equipment and intangible assets	$78.9
Net cash flows used in investing activities increased $19.9 million from $43.4 million in 2011 to $63.3 million in 2012. The increase over prior year is due primarily to increased investments in brand transformation initiatives, technology infrastructure, and $3.2 million paid to acquire a franchise restaurant in 2012. Investing cash flows included $60.0 million and  $44.1 million in capital expenditures in 2012 and 2011.
In fiscal year 2014, capital expenditures are expected to be approximately $85 to $90 million though this amount may increase if we determine to expand the number of restaurant remodels. In addition to the construction of new restaurants, we will continue our investment in restaurant remodels and capital improvements.

Financing Cash Flows
Cash used in our financing activities decreased $3.1 million from $43.7 million in 2012 to $40.6 million in 2013. This decrease is due primarily to a $25.2 million increase in net debt payments partially offset by a $19.3 million decrease in cash used to repurchase stock, a $4.5 million increase in cash proceeds from the exercise of employee stock options and employee stock purchases and a $3.5 million tax benefit related to the exercise of stock options.
Net cash flows used in financing activities were $43.7 million in 2012 compared to $35.2 million in 2011. The $8.5 million increase in cash used in financing activities primarily relates to a $20.5 million increase in net debt payments partially offset by $8.7 million decrease in cash used to repurchase stock, $2.8 million decrease in cash used to refinance our credit facility in 2012, and $0.7 million increase in cash proceeds from the exercise of employee stock options and the employee stock purchase plan.
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
On December 14, 2012, we terminated the Previous Facility and entered into a new credit facility ("New Credit Facility") with a consortium of banks. The New Credit Facility provides for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credits and swingline loans up to $15 million, and maintains the option to increase this credit facility in the future, subject to lenders' participation, by up to an additional $100 million in the aggregate. Borrowings under the New Credit Facility are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%). This $225 million revolving line of credit matures on December 14, 2017. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of our assets, which include the capital stock of our certain subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. We do not believe that any of our lenders will not be able to fulfill their lending commitments under our New Credit Facility. As of December 29, 2013 and December 30, 2012, we had outstanding borrowings under the New Credit Facility revolver of $78.5 million and $125.0 million in addition to amounts issued under letters of credit of $8.1 million and $6.8 million, which reduce the amount available under the credit facility but are not recorded as debt.
Proceeds from the New Credit Facility were used to repay the $121.9 million outstanding balance of the term loan of the Previous Facility and to pay related transaction fees and expenses associated with the refinancing of debt. Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying consolidated balance sheet as of December 29, 2013 and December 30, 2012.
In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht ("Rabobank") to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011 and an initial notional amount of $74.1 million. In accordance with its original terms $6.6 million, $4.7 million and $0.9 million of the initial $74.1 million notional amount expired in 2013, 2012 and 2011. The remaining notional amount of $61.9 million as of December 29, 2013 decreases quarterly and is set to expire on June 30, 2015 with a notional hedge amount of $50.6 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the loan agreement that was designated as being hedged by this swap, the Company de-designated the original hedging relationship for this swap and consequently reclassified the $1.2 million deferred losses in Accumulated other comprehensive loss into earnings. On December 14, 2012, the Company re-designated the swap on the New Credit Facility's $225 million revolver.
Covenants.    We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, stock repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of December 29, 2013, we were in compliance with all debt covenants.
Debt Outstanding.    Total debt and capital lease obligations outstanding decreased $46.3 million to $88.7 million at December 29, 2013 from $135.0 million at December 30, 2012, primarily due to our net repayments on the New Credit Facility. Our New Credit Facility matures in 2017.
Stock Repurchase.    In August 2010, the Company's board of directors authorized a repurchase of up to $50.0 million of the Company's common stock which was scheduled to expire on December 31, 2011. The Company's board of directors re-authorized a repurchase of up to $50.0 million of the Company's common stock in October 2011 and again in November 2012. The current authorization will terminate upon completing the repurchase of $50 million of common stock unless terminated earlier by the Company's board of directors. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.
In fiscal year 2013, we repurchased 68,816 shares with an average purchase price of $72.71 per share for a total of $5.0 million. In fiscal year 2012, we repurchased 802,722 shares with an average purchase price of $30.28 per share for a total of $24.3 million. In fiscal year 2011, we repurchased 1.2 million shares with an average purchase price of $27.56 per share for a total of $33.0 million.
Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 29, 2013 (in thousands):

	Payments Due by Period
	Total	2014	2015 - 2016	2017 - 2018	2019 and Thereafter
Long-term debt obligations(1)	$83,961	$1,375	$2,772	$79,814	$—
Capital lease obligations(2)	12,448	1,308	1,890	1,800	7,450
Operating lease obligations(3)	390,879	52,595	99,236	85,535	153,513
Purchase obligations(4)	36,226	19,137	6,164	4,990	5,935
Other non current liabilities(5)	4,028	993	688	369	1,978
Total contractual obligations	$527,542	$75,408	$110,750	$172,508	$168,876
___________________________________

(1)	Long-term debt obligations represent minimum required principal payments under our credit agreement including estimated interest of $5.5 million based on a 1.73% average borrowing interest rate.

(2)	Capital lease obligations include interest of $3.1 million.

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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in fiscal year 2013, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2014, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2014.
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
Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. During fiscal year 2013, the Company determined that four Company-owned restaurants were impaired, which resulted in a non-cash pre-tax impairment charge of $1.5 million. During fiscal 2012, the Company determined that no Company-owned restaurants were impaired. During 2011, we determined that three Company-owned restaurants were impaired, which resulted in a non-cash pre-tax impairment charge of $4.3 million. Each restaurant's past and present operating performance were reviewed combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant's assets to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model to estimate expected future cash flows. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company's average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant's carrying amount over its estimated fair value.
Goodwill.    We evaluate goodwill annually or more frequently if indicators of impairment are present. We performed step one of the impairment test as of December 29, 2013. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company's stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. We do evaluate all methods to ensure reasonably consistent results. Additionally, we evaluate the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, we determined that goodwill was not impaired as of December 29, 2013. However, an impairment charge may be triggered in the future if the value of our stock declines, sales in our restaurants decline, or if there are significant adverse changes in the operating environment of the restaurant industry. We have followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions.
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
In January 2011, we began rolling out our Red Robin Royalty™ loyalty program in all Company-owned restaurants. Under the terms of the program, among other benefits, a registered member receives an award for a free entrée after the purchase of nine qualifying entrées. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount
Stock-Based Compensation.    We account for stock-based compensation in accordance with fair value recognition provisions, under which we recognize stock-based compensation using the Black-Scholes or Monte Carlo (for performance-based units) option pricing model and recognize expense on a graded vesting basis over the requisite service periods of an option. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective and judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We have not made any changes to the nature of the assumptions used to account for stock-based compensation in the past three years. During 2010, the Company granted performance-based restricted stock units ("PSUs") to executives and other key employees. These PSUs contain a market condition based on Total Shareholder Return and measure the overall stock price performance of the Company to the stock price performance of a selected industry peer group. The fair value of the PSUs was calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. This method uses judgment and estimation which is the responsibility of management.
Off Balance Sheet Arrangements
Except for operating leases (primarily restaurant leases) entered into the normal course of business, we do not have any material off balance sheet arrangements.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires entities to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our financial statements.
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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate ("ABR"), based on the Prime Rate plus 0.50% to 1.25%, or the London Interbank Offered Rate ("LIBOR"), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.50% to 2.25%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our then current leverage ratio, as defined by the credit agreement. As of December 29, 2013, we had $16.6 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.2 million on an annualized basis.
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
The Company had one interest rate swap at December 29, 2013 and December 30, 2012 and its counterparty is Rabobank International, Utrecht ("Rabobank"). The Company entered into this variable-to-fixed interest rate swap agreement with Rabobank in August 2011 to hedge the floating interest rate on a portion of the term loan under the Previous Facility. The interest rate swap was effective August 5, 2011 with an initial notional amount of $74.1 million. In accordance with its original terms, the notional amount of the interest rate swap amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of December 29, 2013 and December 30, 2012 was $61.9 million and $68.4 million. Under the terms of the interest rate swap, the quarterly cash payment or receipt is equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date. Concurrent with the December 14, 2012 refinancing of the Previous Facility (See Note 7 Borrowings), the Company de-designated the original hedging relationship for this interest rate swap and consequently re-designated the interest rate swap on the New Credit Facility's $225 million revolving line. Refer to Note 8, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report.
Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of fiscal year 2013, approximately 46% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during fiscal year 2014. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 24, 2014

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 29, 2013	December 30, 2012
Assets:
Current Assets:
Cash and cash equivalents	$17,108	$22,440
Accounts receivable, net	22,568	16,386
Inventories	21,992	18,371
Prepaid expenses and other current assets	15,766	13,439
Income tax receivable	260	858
Deferred tax asset	2,952	3,010
Total current assets	80,646	74,504
Property and equipment, net	444,727	413,258
Goodwill	62,525	62,525
Intangible assets, net	36,800	37,203
Other assets, net	9,947	9,642
Total assets	$634,645	$597,132
Liabilities and Stockholders' Equity:
Current Liabilities:
Trade accounts payable	$19,117	$14,241
Construction related payables	14,682	4,694
Accrued payroll and payroll-related liabilities	45,919	31,476
Unearned revenue	35,740	28,187
Accrued liabilities	23,628	22,901
Current portion of capital lease obligations	826	784
Total current liabilities	139,912	102,283
Deferred rent	51,985	44,801
Long-term debt	79,375	125,000
Long-term portion of capital lease obligations	8,513	9,211
Other non-current liabilities	7,457	8,918
Total liabilities	287,242	290,213
Stockholders' Equity:
Common stock; $0.001 par value: 30,000 shares authorized; 17,851 and 17,499 shares issued; 14,350 and 13,999 shares outstanding	18	17
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,501 and 3,500 shares, at cost	(110,486)	(107,589)
Paid-in capital	197,145	185,974
Accumulated other comprehensive (loss) income, net of tax	(25)	5
Retained earnings	260,751	228,512
Total stockholders' equity	347,403	306,919
Total liabilities and stockholders' equity	$634,645	$597,132
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Revenues:
Restaurant revenue	$1,000,198	$960,994	$898,842
Franchise royalties and fees	14,378	14,501	14,151
Other revenue	2,671	1,637	1,857
Total revenues	1,017,247	977,132	914,850
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	250,237	242,641	227,063
Labor (includes $151, $349 and $626 of stock-based compensation)	335,113	323,100	303,503
Other operating	123,479	125,471	124,238
Occupancy	74,079	70,971	65,785
Depreciation and amortization	58,200	55,468	55,272
Selling, general and administrative expenses (includes $3,672, $3,459 and $2,693 of stock-based compensation)	124,278	110,798	103,124
Pre-opening costs	6,530	3,474	3,527
Asset impairment charges	1,517	—	4,337
Total costs and expenses	973,433	931,923	886,849
Income from operations	43,814	45,209	28,001
Other (income) expense:
Interest expense	2,692	5,662	5,885
Loss on debt refinancing	—	2,919	—
Interest income and other, net	(127)	(229)	28
Total other expenses	2,565	8,352	5,913
Income before income taxes	41,249	36,857	22,088
Provision for income taxes	9,010	8,526	1,511
Net income	$32,239	$28,331	$20,577
Earnings per share:
Basic	$2.27	$1.97	$1.36
Diluted	$2.22	$1.93	$1.34
Weighted average shares outstanding:
Basic	14,225	14,411	15,122
Diluted	14,510	14,669	15,357
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Net income	$32,239	$28,331	$20,577
Cash Flow Hedges:
Net change in fair value of interest rate swap	(123)	(1,127)	(742)
Net loss reclassified into interest expense	80	449	650
Loss on de-designation reclassified into loss on debt refinancing	—	1,220	—
Total change in unrealized gain (loss) related to cash flow hedges	(43)	542	(92)
Income tax benefit (expense) related to items of other comprehensive income	13	(211)	(37)
Other comprehensive (loss) income, net of tax	(30)	331	(129)
Total comprehensive income	$32,209	$28,662	$20,448
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss) net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 26, 2010	17,102	$17	1,501	$(50,321)	$171,558	$(197)	$179,604	$300,661
Exercise of options and issuance of restricted stock	145	—	—	—	2,200	—	—	2,200
Tax expense on exercise of stock options	—	—	—	—	389	—	—	389
Acquisition of treasury stock	—	—	1,196	(32,964)	—			(32,964)
Non-cash stock compensation	—	—	—	—	3,480	—	—	3,480
Common stock issued through employee stock purchase plan	29	—	—	—	484		—	484
Net Income							20,577	20,577
Other comprehensive loss	—	—	—	—	—	(129)	—	(129)
Balance, December 25, 2011	17,276	17	2,697	(83,285)	178,111	(326)	200,181	294,698
Exercise of options and issuance of restricted stock	198	—	—	—	2,561	—	—	2,561
Tax expense on exercise of stock options	—	—	—	—	683	—	—	683
Acquisition of treasury stock	—	—	803	(24,304)	—			(24,304)
Non-cash stock compensation	—	—	—	—	4,034	—	—	4,034
Common stock issued through employee stock purchase plan	25	—	—	—	585	—	—	585
Net income	—	—	—	—	—	—	28,331	28,331
Other comprehensive income	—	—	—	—	—	331	—	331
Balance, December 30, 2012	17,499	17	3,500	(107,589)	185,974	5	228,512	306,919
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax	331	1	(68)	2,106	3,103	—	—	5,210
Tax benefit on exercise of stock options	—	—	—	—	3,481	—	—	3,481
Acquisition of treasury stock	—	—	69	(5,003)	—	—	—	(5,003)
Non-cash stock compensation	—	—	—	—	3,990	—	—	3,990
Common stock issued through employee stock purchase plan	21	—	—	—	597	—	—	597
Net income	—	—	—	—	—	—	32,239	32,239
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Balance, December 29, 2013	17,851	$18	3,501	$(110,486)	$197,145	$(25)	$260,751	$347,403
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Cash Flows From Operating Activities:
Net income	$32,239	$28,331	$20,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,200	55,468	55,272
Gift card breakage	(2,106)	(1,486)	(1,687)
Provision for deferred income taxes and benefit from exercise of stock options	(1,662)	1,846	2,221
Loss on debt refinance	—	2,919	—
Asset impairment charges	1,517	—	4,337
Stock-based compensation	3,823	3,808	3,319
Amortization of debt issuance costs and other	449	1,652	1,074
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable and other current assets	(2,334)	(4,062)	(7,345)
Inventory	(3,621)	(285)	(2,003)
Other assets	(1,816)	(3,408)	(276)
Trade accounts payable and accrued liabilities	17,571	(696)	2,961
Unearned revenue	7,830	5,516	11,436
Deferred rent	3,439	4,776	5,811
Net cash provided by operating activities	113,529	94,379	95,697
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(78,876)	(59,960)	(44,085)
Acquisition of franchise restaurants, net of cash acquired	—	(3,247)	—
Other investing activities	645	(98)	730
Net cash used in investing activities	(78,231)	(63,305)	(43,355)
Cash Flows From Financing Activities:
Borrowings of long-term debt	141,500	125,000	188,500
Payments of long-term debt and capital leases	(188,783)	(147,049)	(190,025)
Purchase of treasury stock	(5,003)	(24,304)	(32,964)
Debt issuance costs	—	(949)	(3,662)
Tax benefit from exercise of stock options	3,481	—	—
Proceeds from exercise of stock options and employee stock purchase plan	8,175	3,632	2,956
Net cash used in financing activities	(40,630)	(43,670)	(35,195)
Net (decrease) increase in cash and cash equivalents	$(5,332)	$(12,596)	$17,147
Cash and cash equivalents, beginning of year	22,440	35,036	17,889
Cash and cash equivalents, end of year	$17,108	$22,440	$35,036
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Red Robin Gourmet Burgers, Inc., together with its subsidiaries ("Red Robin" or the "Company"), a Delaware corporation, develops and operates casual-dining and fast-casual restaurants. At December 29, 2013, the Company owned and operated 361 restaurants located in 35 states. The Company also sells franchises, of which there were 134 restaurants, in 20 states and two Canadian provinces as of December 29, 2013. The Company operates its business as one operating and one reportable segment.
Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2013 included 52 weeks ending December 29, 2013, fiscal year 2012 included 53 weeks ending December 30, 2012 and fiscal year 2011 included 52 weeks ending December 25, 2011. Fiscal year 2014 will include 52 weeks and will end on December 28, 2014.
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
Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties, as well as third-party gift card receivables. In fiscal year 2013, there was approximately $10.7 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers, but for which cash settlement occurs anywhere from 15 to 45 days from sale, compared to $8.8 million in fiscal year 2012. In fiscal year 2013, there was approximately $5.2 million related to tenant improvement allowances in accounts receivable compared to $2.9 million in fiscal year 2012.
Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market. At the end of fiscal years 2013 and 2012, food and beverage inventories were $6.8 million and $6.2 million and supplies inventories were $15.2 million and $12.2 million.
Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.3 million in both fiscal years 2013 and 2012 and $0.2 million in fiscal year 2011.
The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years
The Company capitalizes certain overhead related to the development and construction of its new restaurants, as well as certain information technology infrastructure upgrades. Capitalized overhead for the years ended December 29, 2013,

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2012 and December 25, 2011 was $3.4 million, $2.7 million, and $2.4 million. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No material expense has been incurred in any of the fiscal years presented.
Goodwill and Intangible Assets, net—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets are comprised primarily of leasehold interests, acquired franchise rights and the costs of purchased liquor licenses. Leasehold interests primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represented the acquired value of franchise contracts, are amortized over the term of the franchise agreements. The costs of obtaining non-transferable liquor licenses from local government agencies are capitalized and generally amortized over a period of up to 20 years. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets.
Goodwill, which is not subject to amortization, is evaluated for impairment annually or more frequently at the level of the Company's single operating segment, which also represents the Company's only reporting unit, if indicators of impairment are present. The Company performed step one of the impairment test on the last day of the fiscal year, December 29, 2013. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company's stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates the Company's estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company's estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, it was determined that goodwill was not impaired as of December 29, 2013. However, an impairment charge may be triggered in the future if the value of the Company's stock declines, sales in the Company's restaurants decline significantly, or if there are significant adverse changes in the operating environment of the restaurant industry. The Company has followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management's view of current market and economic conditions. There was no impairment recorded during fiscal years 2013, 2012 and 2011.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. No impairment charges were required to be recorded for the fiscal years 2013, 2012 and 2011.
Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including land, property and equipment, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. During fiscal years 2013 and 2011, the Company recorded impairments of certain long-lived assets. There was no impairment recorded during fiscal year 2012. See Note 3, Restaurant Impairment and Restaurant Closures.
Fair Value Measurements—The Company measures certain financial assets and liabilities at fair value in accordance with the accounting guidance for measuring fair value. These assets and liabilities are measured at each reporting period, and certain of these are revalued as required. Refer to Note 9, Fair Value Measurements.
Other Assets, net—Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan and unamortized debt issuance costs. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's long term debt. Due to the Company's refinancing of debt in December 2012, the Company wrote off $1.7 million of certain unamortized loan origination costs associated with the previous credit facility. Refer to Note 7 Borrowings. Debt issuance costs at the end of fiscal years 2013 and 2012 were $1.4 million and $1.8 million.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition—Revenues consist of sales from restaurant operations, gift card breakage, franchise royalties and fees, and other miscellaneous revenue. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company's specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated performance (currently 24 months ). The Company completed initial analysis of unredeemed gift card liabilities for gift cards sold in third party locations during the first quarter of 2011 and recognized $0.4 million into revenue as an initial adjustment. No adjustments were recorded during fiscal years 2013 and 2012. For the fiscal years ended 2013, 2012 and 2011, the Company recognized $2.1 million, $1.5 million and $1.7 million (inclusive of the initial adjustments) into revenue related to unredeemed gift card breakage. Gift card breakage is included in other revenue in the consolidated statements of operations. Unearned gift card revenue at the end of fiscal years 2013 and 2012 was $29.8 million and $23.6 million.
The Company typically grants franchise rights to franchisees for a term of 20 years, with the right to extend the term for an additional ten years if various conditions are satisfied by the franchisee. The Company provides management expertise, training, pre-opening assistance and restaurant operating assistance in exchange for area development fees, franchise fees, license fees and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as an accrued liability. Area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.
The Company accounts for its Red Robin Royalty™ loyalty program using a deferred revenue approach in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") related to loyalty programs. Red Robin Royalty™ deferred revenue primarily relates to a program in which registered members earn an award for a free entrée for every nine entrées purchased. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue in Restaurant Revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount. Deferred loyalty revenue, which was included in Unearned revenue in the accompanying consolidated balance sheets, was $5.9 million and $4.6 million at December 29, 2013 and December 30, 2012.
Advertising—Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $37.0 million, $33.5 million, and $29.0 million in fiscal years 2013, 2012 and 2011, and are included in selling, general, and administrative expenses in the consolidated statements of income.
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

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During fiscal years 2013, 2012 and 2011, a total of 2,000, 305,000, and 226,000 weighted average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.
The computations for basic and diluted earnings per share for fiscal year ended December 29, 2013, December 30, 2012 and December 25, 2011 are as follows (in thousands, except per share data):

	2013	2012	2011
Net income	$32,239	$28,331	$20,577
Shares:
Basic weighted average shares outstanding	14,225	14,411	15,122
Dilutive effect of stock options and awards	285	258	235
Diluted weighted average shares outstanding	14,510	14,669	15,357
Earnings per share:
Basic	$2.27	$1.97	$1.36
Diluted	$2.22	$1.93	$1.34
Comprehensive Income (loss)—Comprehensive income (loss) consists of the net income or loss and other gains and losses affecting stockholders' equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss as presented in the consolidated statements of stockholders' equity for fiscal years 2013 and 2011 consisted of the unrealized loss, net of tax, on the Company's current cash flow hedge which will expire in June 2015. Other comprehensive income as presented in the consolidated statements of stockholders' equity for fiscal year 2012 consisted of the unrealized gain, net of tax, on the Company's current cash flow hedge. See Note 8, Derivative and Other Comprehensive Income.
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
Deferred Compensation (Income) Expense —The Company has assets and liabilities related to a deferred compensation plan. In fiscal years 2012 and 2011, the Company purchased Company-owned whole-life insurance contracts on certain team members to offset the deferred compensation plan obligation. During the third quarter fiscal year 2013, the Company liquidated these insurance policies and placed the assets of the deferred compensation plan in a rabbi trust. Assets of the rabbi trust are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Increases in the market value of the investments held in the trust result in the recognition of deferred compensation

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense reported in Selling, general and administrative expenses and recognition of investment gain reported in Interest income and other, net, in the consolidated statements of income. Decreases in the market value of the investments held in the trust result in the recognition of a reduction to deferred compensation expense and recognition of investment loss reported in Interest income and other, net, in the consolidated statements of income. We recognized deferred compensation expense and investment income of $0.2 million in fiscal year 2013. See Note 16, Employee Benefit Programs, for additional details.
2. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires entities to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal 2014. We do not expect the adoption of this guidance will have a material impact on our financial statements.
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
3. Restaurant Impairment and Restaurant Closures
Restaurant Impairment
During fiscal year 2013, the Company determined that four Company-owned restaurants were impaired. The Company recognized a non-cash pre-tax impairment charge of $1.5 million resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. Each restaurant's past and present operating performance were reviewed combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The Company compared the carrying amount of each restaurant's assets to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model to estimate expected future cash flows. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company's average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant's carrying amount over its estimated fair value. There were no restaurant impairments during fiscal year 2012. During fiscal year 2011, the Company determined that the long lived assets of three Company-owned restaurants were impaired, and recognized a non-cash pre-tax impairment charge of $4.3 million resulting from the continuing and projected losses of these restaurants.
Restaurant Closures
The Company did not close any restaurants in fiscal years 2013 or 2011. In fiscal year 2012, one restaurant operating below acceptable profitability levels was closed and two restaurants were closed at the end of their respective lease terms.
The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company's reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The Company allocates goodwill to disposed restaurants, if necessary. No goodwill was

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allocated to the restaurants closed in fiscal year 2012, because those restaurants had projected negative cash flow and consequently did not have positive fair value.
4. Property and Equipment
Property and equipment consist of the following at December 29, 2013, and December 30, 2012, (in thousands):

	2013	2012
Land	$33,896	$33,896
Buildings	79,698	79,918
Leasehold improvements	498,097	453,761
Furniture, fixtures and equipment	257,524	226,509
Restaurant property leased to others	4,554	4,554
Construction in progress	18,178	18,044
	891,947	816,682
Accumulated depreciation and amortization	(447,220)	(403,424)
Property and equipment, net	$444,727	$413,258
Depreciation and amortization expense on property and equipment, including assets under capital lease, was $54.5 million in fiscal year 2013, $50.9 million in fiscal year 2012 and $50.7 million in fiscal year 2011.
5. Goodwill and Intangible Assets
The following table presents goodwill as of December 29, 2013, and December 30, 2012, (in thousands).

	2013	2012
Balance at beginning of year	$62,525	$61,769
Acquisitions	—	756
Balance at end of year	$62,525	$62,525
The Company has had no goodwill impairment losses in the periods presented in the above table or any prior periods.
The following table presents intangible assets subject to amortization as of December 29, 2013, and December 30, 2012, (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$43,330	$(17,622)	$25,708	$43,519	$(15,342)	$28,177
Leasehold interests	12,476	(4,875)	7,601	12,744	(4,313)	8,431
Liquor licenses	9,924	(9,278)	646	9,095	(8,500)	595
	$65,730	$(31,775)	$33,955	$65,358	$(28,155)	$37,203
Indefinite-lived intangible assets:
Liquor licenses	$2,845	$—	$2,845	$—	$—	$—
Intangible assets, net	$68,575	$(31,775)	$36,800	$65,358	$(28,155)	$37,203
In fiscal year 2013 the Company purchased several transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses. The total costs were capitalized as indefinite-lived intangible assets and are not subject to amortization. Non-amortizing intangible assets are required to be evaluated for impairment at least annually or more frequently if indicators of impairment exist. No impairment charges were recorded related to indefinite-lived intangibles in fiscal years 2013, 2012 or 2011.
There were insignificant impairments of franchise rights and leasehold interests related to the four restaurants impaired in fiscal year 2013 and insignificant impairments of liquor licenses subject to amortization related to the three restaurants impaired

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in fiscal year 2011, which are discussed in Note 3, Restaurant Impairment and Restaurant Closures. There were no other impairments of intangible assets subject to amortization in fiscal years 2013 and 2011 and no impairments to intangible assets subject to amortization in fiscal year 2012. The aggregate amortization expense related to intangible assets subject to amortization for fiscal years 2013, 2012 and 2011 was $3.7 million, $4.6 million and $4.6 million.
The estimated aggregate future amortization expense as of December 29, 2013 is as follows, (in thousands):

2014	$3,292
2015	3,163
2016	2,990
2017	2,939
2018	2,798
Thereafter	18,773
$33,955
6. Accrued Payroll and Payroll-related Liabilities and Accrued Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 29, 2013, and December 30, 2012, (in thousands):

	2013	2012
Payroll	$8,498	$3,713
Corporate and restaurant variable compensation	17,893	10,503
Workers compensation insurance	6,020	6,831
Accrued vacation	5,256	5,032
Other	8,252	5,397
	$45,919	$31,476
Accrued liabilities consist of the following at December 29, 2013, and December 30, 2012, (in thousands):

	2013	2012
State and city sales taxes	$5,965	$6,919
Real estate, personal property, state income and other taxes payable	2,360	2,767
General liability insurance	3,996	2,815
Utilities	2,177	1,874
Other	9,130	8,526
	$23,628	$22,901
7. Borrowings
Borrowings as of December 29, 2013, and December 30, 2012, are summarized below (in thousands):

	2013		2012
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility and other long-term debt	$79,375	1.73%	$125,000	2.38%
Capital lease obligations	9,339	5.43%	9,995	5.59%
Total debt and capital lease obligations	88,714		134,995
Less: Current portion	(826)		(784)
Long-term debt and capital lease obligations	$87,888		$134,211

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of long-term debt and capital lease obligations as of December 29, 2013 are as follows (in thousands):

2014	$826
2015	576
2016	535
2017	79,939
2018	598
Thereafter	6,240
$88,714
On December 14, 2012, the Company terminated its previous credit facility ("Previous Facility") and entered into a new credit facility ("New Credit Facility") with a consortium of banks. The New Credit Facility provides for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credits and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to lenders' participation. Borrowings under the New Credit Facility are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). This $225 million revolving line of credit matures on December 14, 2017. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company's assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. As of December 29, 2013 and December 30, 2012, the amounts outstanding under the New Credit Facility were $78.5 million and $125.0 million, in addition to amounts issued under letters of credit of $8.1 million and $6.8 million, which reduce the amount available under the credit facility but are not recorded as debt.
Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets. Unamortized debt issuance costs were $1.4 million and $1.8 million as of December 29, 2013 and December 30, 2012. In fiscal year 2012, the Company recorded a non-cash, pre-tax charge of approximately $2.9 million, comprised of a write-off of unamortized fees from the Previous Facility of $1.7 million and a charge related to the de-designation of an interest rate swap of $1.2 million.
The Company has a pay fixed/receive variable interest rate swap agreement with Rabobank International, Utrecht ("Rabobank") to hedge the floating interest rate on its credit facilities. The notional amount hedged pursuant to the agreement as of December 29, 2013 and December 30, 2012 was $61.9 million and $68.4 million. On December 14, 2012, at the time of entering into the New Credit Facility, the Company re-designated the swap to the New Credit Facility's $225 million revolver. Refer to Note 8, Derivative and Other Comprehensive Income.
The Company is subject to a number of customary covenants under its New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of December 29, 2013.
8. Derivative and Other Comprehensive Income
The Company enters into derivative instruments for risk management purposes only, including a derivative designated as a cash flow hedge under guidance for derivative instruments and hedging activities. The Company uses interest rate-related derivative instruments to manage its exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to both credit and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, creating credit risk for the Company. The Company minimizes credit risk by entering into transactions with high-quality counterparties whose credit ratings are evaluated on a quarterly basis. Market risk, as it relates to the Company's interest-rate derivative, is the adverse effect on the value of a financial instrument resulting from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company accepts.
The Company had one interest rate swap at December 29, 2013 and December 30, 2012 and its counterparty is Rabobank International, Utrecht ("Rabobank"). The Company entered into this variable-to-fixed interest rate swap agreement with Rabobank in August 2011 to hedge the floating interest rate on a portion of the term loan under the Previous Facility. The

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate swap was effective August 5, 2011 with an initial notional amount of $74.1 million. In accordance with its original terms, the notional amount of the interest rate swap amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of December 29, 2013 and December 30, 2012 was $61.9 million and $68.4 million Under the terms of the interest rate swap, the quarterly cash payment or receipt is equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date. Concurrent with the December 14, 2012 refinancing of the Previous Facility (See Note 7 Borrowings), the Company de-designated the original hedging relationship for this interest rate swap and reclassified the $1.2 million deferred losses in Accumulated other comprehensive loss into earnings. The Company consequently re-designated the interest rate swap on the New Credit Facility's $225 million revolving line.
Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive income, in the accompanying consolidated balance sheets (See Note 9 Fair Value Measurements for information on the fair value of the interest rate swap). The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, to interest expense on the Company's consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense. Ineffectiveness from the Company's interest rate swap occurs because the fair value was not equal to zero when it was re-designated in December 2012. The following table presents the impact of the interest rate swap designated as a cash flow hedge as of December 29, 2013 (in thousands):

Derivative in cash flow hedging relationship	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from AOCI into income (effective portion)	Amount of loss reclassified from AOCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Interest rate swap	$(123)	Interest expense, net and other	$(80)	Interest expense, net and other	$(5)
The following table summarizes the fair value and presentation of the interest rate swap in the accompanying consolidated balance sheets as hedging instruments as of December 29, 2013 and December 30, 2012 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at December 29, 2013	Fair Value at December 30, 2012
Accrued liabilities	$516	$539
Other non-current liabilities	271	677
Total derivatives	$787	$1,216
The components of accumulated other comprehensive income related to the interest rate swap being used to hedge cash flows as of December 29, 2013 and December 30, 2012 were (in thousands):

	December 29, 2013	December 30, 2012
Unrealized (loss) gain related to cash flow hedges, pretax	$(43)	$9
Tax effect	13	(4)
Accumulated other comprehensive (loss) income, net	$(30)	$5
The interest rate swap was highly effective during fiscal year 2013. Amounts reclassified from accumulated other comprehensive loss into interest expense represent payments made to the counterparty for the effective portion of the interest rate swap. The Company expects the swap to continue to be highly effective during the next twelve months. Approximately $58,000 of the deferred losses included in accumulated other comprehensive loss on the accompanying consolidated balance sheets at December 29, 2013 is expected to be reclassified into earnings during the next twelve months. Additionally, the Company had no obligations at December 29, 2013 to post collateral under the terms of the Interest Rate Swap Agreement. If the Company had breached any of its provisions at December 29, 2013, it could have been required to settle its obligations on the interest rate swap at a termination value of $0.8 million.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivables and accounts payables approximate fair value due to the short term nature or maturity of the instruments.
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
The Company has assets and liabilities related to a deferred compensation plan. See Note 16, Employee Benefit Programs. At the end of fiscal 2013, the assets of the deferred compensation plan are held in a rabbi trust and invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. These investments are valued using Level 1 inputs and the fair values are based on quoted market prices for identical assets. The value of the deferred compensation plan liability is dependent upon the fair values of the assets held in the rabbi trust and therefore is not measured at fair value. At the end of fiscal 2012, the Company held Company-owned whole-life insurance contracts on certain team members to offset the deferred compensation plan obligation. The carrying value of both the liability for the deferred compensation plan and associated life insurance policy were equal to their fair value. These agreements were valued using Level 2 inputs. The deferred compensation plan assets are included in Other assets, net and the deferred compensation plan liability is included in Other non-current liability in the accompanying consolidated balance sheets.
As of December 29, 2013, the Company had no financial assets or liabilities that were measured using Level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis for the fiscal years ended December 29, 2013 and December 30, 2012 (in thousands):

	2013	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trust	$3,769	$3,769	$—	$—
Total assets measured at fair value	$3,769	$3,769	$—	$—
Liabilities:
Derivative—interest rate swap	$787	$—	$787	$—
Total liabilities measured at fair value	$787	$—	$787	$—

	2012	Level 1	Level 2	Level 3
Assets:
Life insurance policy	$2,920	$—	$2,920	$—
Total assets measured at fair value	$2,920	$—	$2,920	$—
Liabilities:
Derivative—interest rate swap	$1,216	$—	$1,216	$—
Deferred compensation plan	2,974	—	2,974	—
Total liabilities measured at fair value	$4,190	$—	$4,190	$—

Disclosures of Fair Value of Other Assets and Liabilities
The Company's liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company's capital lease obligations are considered to be Level 2 instruments. The carrying value of the Company's credit facility as of December 29, 2013 and December 30, 2012 was $78.5 million and $125.0 million. The fair value of the Company's credit facility at the end of fiscal years 2013 and 2012 was approximately $78.4 million and $124.4 million. There were $9.3 million of outstanding borrowings recorded for the Company's capital leases as of December 29, 2013, which have an estimated fair value of $10.9 million. At December 30, 2012, the carrying amount of the Company's capital lease obligations was $10.0 million, and the fair value was $11.8 million.
Asset Impairment
The Company recorded impairment charges for four and three of its restaurants in 2013 and 2011. These are considered to be assets that are measured at fair value on a nonrecurring basis. The inputs used for the fair value measurement of the restaurants are considered Level 3. For further information refer to Note 3, Restaurant Impairment and Restaurant Closures.
10. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2013	2012	2011
Cash paid during the year for:
Income taxes	$7,205	$5,871	$1,698
Interest, net of amounts capitalized	2,342	5,531	4,953
Non-cash investing and financing activities:
Change in construction related payables	9,988	1,366	385
Capital lease obligations incurred for real estate and equipment purchases	126	113	—
Note entered for liquor license purchase	875	—	—
11. Income Taxes
The provision (benefit) for income taxes for fiscal year ended December 29, 2013, December 30, 2012 and December 25, 2011 consist of the following (in thousands):

	2013	2012	2011
Current:
Federal	$4,667	$3,977	$2,135
State	2,525	2,703	1,832
Deferred:
Federal	2,755	2,115	(1,961)
State	(937)	(269)	(495)
	$9,010	$8,526	$1,511
The reconciliation of income tax provision that would result from applying the federal statutory rate to income tax provision as shown in the accompanying consolidated statements of income for fiscal year ended December 29, 2013, December 30, 2012 and December 25, 2011 are as follows:

	2013	2012	2011
Tax provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.5	4.1	4.0
FICA tip tax credits	(14.8)	(15.9)	(24.9)
HIRE act tax credit	—	—	(7.6)
Other tax credits	(2.5)	—	—
Other	1.6	(0.1)	0.3
Effective tax rate	21.8%	23.1%	6.8%

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The decrease in the Company's effective tax rate in fiscal year 2013 is primarily attributable to the increase in current year general business credits as well as an increase in state income tax credits. The increase in the Company's effective tax rate in fiscal year 2012 is primarily attributable to the increase in earnings before income taxes.
The Company's federal and state deferred taxes at December 29, 2013 and December 30, 2012 are as follows (in thousands):

	2013	2012
Current deferred tax assets and (liabilities), net:
Accrued compensation and related costs	$8,966	$8,865
Advanced payments	1,754	1,083
General business and other tax credits	—	361
Interest rate swap	24	(2)
Other current deferred tax assets	2,525	1,724
Other current deferred tax liabilities	(180)	(1,188)
Prepaid expenses	(3,877)	(2,823)
Supplies inventory	(6,260)	(5,010)
Current deferred tax asset, net	2,952	3,010
Non-current deferred tax assets and (liabilities), net:
Deferred Rent	15,505	13,896
Stock-based compensation	6,034	6,864
General business and other tax credits	7,742	9,735
Alternative minimum tax credits	1,262	1,262
Accrued compensation and related costs	1,241	1,016
Other non-current deferred tax assets	631	666
Other non-current deferred tax liabilities	(1,056)	(455)
Goodwill	(8,876)	(7,335)
Property and equipment	(26,640)	(31,547)
Franchise rights	1,440	1,163
Interest rate swap	(10)	(3)
Subtotal	(2,727)	(4,738)
Valuation Allowance	(290)	—
Non-current deferred tax liability, net, included in other non-current liabilities	(3,017)	(4,738)
Net deferred tax liability	$(65)	$(1,728)
Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. Based on the Company's evaluation of it deferred tax assets, as of December 29, 2013, a valuation allowance of approximately $0.3 million has been recorded against the deferred tax asset for state income tax credits in order to measure only the portion of the deferred tax assets that more likely than not will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.
The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date. The Company also has general business and other tax credits totaling $7.7 million available to offset future taxes which expire through 2033.
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2009 through 2013 tax years.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's unrecognized tax benefits at December 29, 2013 and December 30, 2012 (in thousands):

	2013	2012
Beginning of year	$335	$212
Increase due to current year tax positions	140	168
Decrease due to current year tax positions	—	(1)
Settlements	(19)	(1)
Reductions related to lapses	(55)	(43)
End of year	$401	$335
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.4 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.
The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in interest expense in the consolidated statements of income. The Company recorded nominal interest expense on the identified tax liabilities in fiscal years 2013, 2012 and 2011, and no penalties were recorded in those fiscal years.
12. Commitments and Contingencies
Commitments
Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company's operating leases have remaining non-cancelable terms ranging from less than one year to more than 15 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases for the fiscal year ended December 29, 2013, December 30, 2012 and December 25, 2011 are as follows (in thousands):

	2013	2012	2011
Minimum rent	$49,206	$47,287	$43,756
Contingent rent	2,164	1,861	1,821
Equipment rent under operating leases	990	788	748
	$52,360	$49,936	$46,325
The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings and equipment at the end of fiscal years 2013 and 2012 was $4.6 million in both periods, and related accumulated depreciation was $2.7 million and $2.6 million, respectively. Rental income was immaterial for fiscal years 2013, 2012 and 2011.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease commitments and minimum rental income under all leases as of December 29, 2013 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2014	$1,308	$52,595	$150
2015	984	51,028	150
2016	906	48,208	38
2017	900	45,128
2018	900	40,407
Thereafter	7,450	153,513
Total	12,448	$390,879	$338
Less amount representing interest	(3,109)
Present value of future minimum lease payments	9,339
Less current portion	(826)
Long-term capital lease obligations	$8,513
At the end of fiscal years 2013 and 2012, property and equipment included $20.0 million and $20.3 million of assets under capital lease, respectively, and $8.6 million and $7.3 million of related accumulated depreciation, respectively.
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
13. Franchise Operations
Results of franchise operations included in the consolidated statements of income for the fiscal year ended December 29, 2013, December 30, 2012 and December 25, 2011 consist of the following (in thousands):

	2013	2012	2011
Franchise royalties and fees:
Royalty income	$14,315	$14,440	$13,863
Franchise fees	63	61	288
Total franchise royalties and fees	$14,378	$14,501	$14,151
The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 3% to 4% of the franchised restaurant sales pursuant to the franchise agreements. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Area development fees are dependent upon the number of restaurants in the territory as well as the Company's obligations under the area franchise agreement. Consequently, as the Company's obligations are met, area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee's reported adjusted sales.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity
On November 15, 2012, the Company's board of directors authorized a repurchase of up to $50 million of the Company's common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company's board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. In fiscal year 2013, the Company purchased 68,816 shares with an average purchase price of $72.71 per share for a total of $5.0 million.
On August 12, 2010, the Company's board of directors authorized a repurchase of up to $50.0 million of the Company's common stock, which was set to expire on December 31, 2011. On October 26, 2011, the Company's board of directors authorized a repurchase of up to $50.0 million of the Company's common stock. This authorization expired on December 31, 2012. In fiscal year 2012, the Company purchased 895,000 shares with an average purchase price of $29.73 per share for a total of $24.3 million. In fiscal year 2011, the Company purchased 1.2 million shares, with an average purchase price of $27.56 per share for a total of $33.0 million.
15. Stock Incentive Plans
In 2007, the Company's stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 and amended and restated again in 2011 (the "2007 Stock Plan"). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), restricted stock, stock variable compensation and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash variable compensation awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company's subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 2,074,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon the occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant, however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 4, 2021, unless terminated earlier by the Company's board of directors. As of December 29, 2013, options to acquire a total of 466,234 shares of the Company's common stock remained outstanding under this plan of which 216,101 were vested.
The Company has four other stock-based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 29, 2013, options to acquire a total of 24,563 of the Company's common stock remain outstanding under these plans of which all are fully vested. Options granted under these plans expire within ten years from the date of grant. Canceled options revert back to the 2007 Stock Plan for potential reissuance.
Total stock-based compensation costs recognized in fiscal years 2013, 2012, and 2011 were $3.8 million, $3.8 million and $3.3 million, with related income tax benefits of $1.5 million, $1.5 million and $1.3 million. As of December 29, 2013, there was $3.8 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of approximately 1.25 years for stock options and 1.2 years for the restricted stock units. As of December 29, 2013, all performance-based stock units and restricted stocks were vested.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
The tables below summarize the status of the Company's stock option plans (in thousands, except per share data and exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 30, 2012	705	$27.35
Granted	129	42.69
Cancelled	(51)	31.21
Exercised	(292)	25.99
Outstanding, December 29, 2013	491	$31.78

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 29, 2013	491	$31.78	6.76	$21,313
Vested and expected to vest as of December 29, 2013 (1)	447	$31.05	6.58	$19,752
Exercisable as of December 29, 2013	241	$26.27	5.23	$11,780
___________________________________

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model for the fiscal year ended December 29, 2013, December 30, 2012 and December 25, 2011 were as follows:

	2013	2012	2011
Risk-free interest rate	0.7%	0.7%	1.2%
Expected years until exercise	4.2	4.1	3.5
Expected stock volatility	44.4%	52.8%	60.3%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$15.19	$14.60	$14.21
Total intrinsic value of options exercised (in thousands)	$8,263	$1,477	$657
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
Restricted Stock
During the fiscal years ended December 29, 2013 and December 30, 2012, the Company did not issue restricted stock as permitted under the 2007 Stock Plan. In the past, the Company has granted restricted stock to its directors, executive officers and other key employees. The restricted shares granted to directors were generally subject to a three year vesting requirement. The restricted shares granted to executive officers and other key employees were generally subject to a four year graded vesting requirement. The fair value of the non-vested common shares is based on the grant date market value of the common shares.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the status of the Company's non-vested shares under the 2007 Stock Plan (in thousands, except per share data and grant-date fair value):

	Restricted Stock
	Shares	Weighted Average Grant-Date Fair Value (per share)
Non-vested outstanding, December 30, 2012	4	$14.93
Granted	—	—
Cancelled	—	—
Vested	(4)	14.93
Non-vested outstanding, December 29, 2013	—	$—
Time-Based RSUs
During fiscal years 2013 and 2012, the Company issued time-based restricted stock units (RSUs) to certain employees as permitted under the 2007 Stock Plan. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs vest in equal installments over four years and upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant.
The table below summarizes the status of the Company's time-based RSUs under the 2007 Stock Plan (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 30, 2012	180	$28.52
Granted	49	46.58
Cancelled	(10)	33.04
Vested	(80)	45.73
Outstanding, December 29, 2013	139	$46.81
Performance-Based RSUs
In March and September 2010, the Company granted performance-based restricted stock units ("PSUs") to executives and other key employees. These PSUs were subject to company performance metrics based on Total Shareholder Return and measured the overall stock price performance of the Company relative to the stock price performance of a selected industry peer group, thus resulting in a market condition. The fair value of the PSUs was calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. These awards had a three-year performance period and were classified as equity as each unit was convertible into one share of the Company's common stock upon vesting. Compensation expense was recognized on a straight-line basis over the requisite service period (or to an employee's eligible retirement date, if earlier).
There were no PSUs awarded in fiscal 2012 and 2011. At the end of fiscal year 2012, the Company had 35,000 PSUs outstanding. During fiscal year 2013, the Company awarded an additional 31,000 PSUs based on achievement of the performance metrics during the fiscal year 2010 to fiscal year 2013 performance period. As of December 29, 2013, all PSUs were vested.
Long-Term Cash Incentive Plan
In fiscal year 2011, the Company began a long-term cash incentive program. The long-term cash incentive plan is based on operational metrics with a three-year performance period. The awards cliff vest at the end of each three-year performance cycle. In fiscal years 2013, 2012 and 2011, the Company recorded approximately $4.2 million, $1.5 million and $0.4 million related to this program, in Selling, General and Administrative expense. At December 29, 2013 and December 30, 2012, $6.4 million and $1.9 million long-term cash incentive plan liability were included in Accrued payroll and payroll-related liabilities in the accompanying consolidated balance sheets.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Programs
Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. The Company pays all administrative expenses of the plan. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. At the end of fiscal year 2012, a liability for participant contributions and investment income thereon of $3.0 million was included in other non-current liabilities. To offset its obligation, the Company's plan administrator purchased Company-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at the end of fiscal years 2012 of $2.9 million was included in Other assets, net on the accompanying consolidated balance sheet.
During fiscal year 2013, the Company liquidated these insurance policies and invested the deferred compensation plan assets through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value. See Note 9. Fair Value Measurement. Changes in the market value of the investments held in the trust result in the recognition of a corresponding gain or loss reported in Interest income and other, net in the consolidated statements of income. A corresponding change in the liability associated with the deferred compensation plan results in an offsetting deferred compensation expense, or reduction of expense, reported in Selling, general and administrative expenses in the consolidated statements of income. The Company recognized deferred compensation expense of $0.2 million in fiscal year 2013. At December 29, 2013, $3.8 million of deferred compensation assets is included in Other assets, net and $3.8 million of deferred compensation plan liability is included in Other non-current liability in the accompanying consolidated balance sheets.
Employee Stock Purchase Plan—In 2002, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan which operates in successive six month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 228,038 shares under this plan, including 21,364 shares that were issued in fiscal year 2013. A total of 71,962 shares remain available for future issuance. For fiscal year 2013, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.14% risk-free interest rate; 0.5 year expected life; expected volatility of 42.30%; and a 0% dividend yield. The weighted average fair value per share at grant date was $11.51. For the fiscal year 2012, the average assumptions used in the model included a 0.17% risk-free interest rate; 0.5 year expected life; expected volatility of 48.5%; and a 0% dividend yield. The weighted average fair value per share at grant date was $7.77. The Company recognized $0.2 million compensation expense related to this plan in both fiscal years 2013 and 2012.
Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan ("401K Plan") which covers eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.3 million in each of fiscal years 2013, 2012 and 2011.

17. Related Party Transactions
The former president and majority owner of one of the Company's former franchises served on the Company's board of directors from 2009 until his retirement in May 2013. The Company purchased 13 Red Robin® restaurants in Washington from this former franchisee in 2006. The retired board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $1.3 million, $1.2 million and $1.1 million for the fiscal years 2013, 2012 and 2011. Future minimum lease commitments under these leases are $3.5 million at the end of fiscal 2013.
18. Quarterly Results of Operations (unaudited)
The following tables summarize the unaudited consolidated quarterly financial information for fiscal years 2013 and 2012 (in thousands, except per share data):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (1)(12 weeks)	2013 (52 weeks)
Total revenues	$306,349	$238,299	$230,673	$241,926	$1,017,247
Income from operations	$13,546	$15,389	$6,802	$8,077	$43,814
Net income	$9,480	$11,139	$4,661	$6,959	$32,239
Basic earnings per share	$0.67	$0.78	$0.33	$0.49	$2.27
Diluted earnings per share	$0.66	$0.77	$0.32	$0.48	$2.22

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (13 weeks)	2012 (53 weeks)
Total revenues	$299,459	$223,677	$213,317	$240,679	$977,132
Income from operations	$15,747	$11,423	$5,836	$12,203	$45,209
Net income	$10,558	$7,748	$3,533	$6,492	$28,331
Basic earnings per share	$0.72	$0.53	$0.25	$0.46	$1.97
Diluted earnings per share	$0.71	$0.52	$0.24	$0.45	$1.93
___________________________________

(1)
During the fourth quarter of fiscal 2013, it was determined that four Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $1.5 million for these restaurants.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal year 2013, the Company completed the first phase of its new Enterprise Resource Planning (“ERP”) system implementation, including the general ledger, accounts receivable, accounts payable and project modules, as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The system is expected to replace additional legacy systems and integrate with the core financial systems.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2013. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 29, 2013, the Company's internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado
We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 24, 2014

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
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders' meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders' meeting and is hereby incorporated by reference in this report.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders' meeting and is hereby incorporated by reference in this report.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders' meeting and is hereby incorporated by reference in this report.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders' meeting and is hereby incorporated by reference in this report.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules

(a)	Exhibits and Financial Statement Schedules

(1)
Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report on Form 10-K. See "Index to Financial Statements and Supplementary Data-Red Robin Gourmet Burgers, Inc. - Index" for more detail.

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

(10.1)*
Red Robin Gourmet Burgers, Inc. 2000 Management Performance Common Stock Option Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002 (Registration No. 333-87044).

(10.2)*
Red Robin Gourmet Burgers, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 4 of our Registration Statement on Form S-1 filed on July 17, 2002 (Registration No. 333-87044).

(10.3)*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on April 6, 2005.

(10.4)*
Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on November 4, 2005.

(10.5)*
Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on November 4, 2005.

(10.6)*	Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 21, 2011.

(10.7)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on February 23, 2012.

(10.8)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 22, 2009.

(10.9)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 22, 2009.

Exhibit Number	Description
(10.10)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 21, 2010.

(10.11)*
Form of Red Robin Gourmet Burgers, Inc. Restricted Stock Unit Grant Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 13, 2010.

(10.12)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Outside Director Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 21, 2010.

(10.13)*	Form of Red Robin Gourmet Burgers, Inc. Performance Based Cash Award Agreement. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2011.

(10.14)*
Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 to Amendment No. 4 of our Registration Statement on Form S-1 filed on July 17, 2002 (Registration No. 333-87044).

(10.15)*
First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated August 4, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2009.

(10.16)*
Second Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated December 21, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 24, 2009.

(10.17)*	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 12, 2004.

(10.18)*
First Amendment to the Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated October 28, 2013. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 8, 2013.

(10.19)
Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 to Amendment No. 3 of our Registration Statement on Form S-1 filed on July 12, 2002 (Registration No. 333-87044).

(10.20)*
Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and Eric C. Houseman dated March 10, 2008. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 14, 2008.

(10.21)*
Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2008.

(10.22)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 11, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2010.

(10.23)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2011.

(10.24)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stuart B. Brown, dated August 10, 2011. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2011.

(10.25)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated September 30, 2013. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on form 10-Q filed on November 8, 2013.

(10.26)	Credit Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2012.

(10.27)	Security Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2012.

Exhibit Number	Description

(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2010.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description
101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 29, 2013 and December 30, 2012; (ii) Consolidated Statements of Income for the years ended December 29, 2013, December 30, 2012 and December 25, 2011; (iii)  Consolidated Statements of Stockholders' Equity for the years ended December 29, 2013, December 30, 2012 and December 25, 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2013 and December 30, 2012; and (v) the Notes to Consolidated Financial Statements.

___________________________________

( )	Exhibits previously filed in the Company's periodic filings as specifically noted.

*	Executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 24, 2014	By:	/s/ STEPHEN E. CARLEY
(Date)		Stephen E. Carley (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. CARLEY	Chief Executive Officer (Principal Executive Officer and Director)	February 24, 2014
Stephen E. Carley

/s/ STUART B. BROWN	Chief Financial Officer (Principal Financial Officer)	February 24, 2014
Stuart B. Brown

/s/ TERRY D. HARRYMAN	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2014
Terry D. Harryman

/s/ PATTYE L. MOORE	Chairperson of the Board	February 24, 2014
Pattye L. Moore

/s/ ROBERT B. AIKEN	Director	February 24, 2014
Robert B. Aiken

/s/ LLOYD L. HILL	Director	February 24, 2014
Lloyd L. Hill

/s/ RICHARD J. HOWELL	Director	February 24, 2014
Richard J. Howell

/s/ GLENN B. KAUFMAN	Director	February 24, 2014
Glenn B. Kaufman

/s/ STUART I. ORAN	Director	February 24, 2014
Stuart I. Oran

/s/ JAMES T. ROTHE	Director	February 24, 2014
James T. Rothe

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