Form 10-Q
period 2014-04-20
RED ROBIN GOURMET BURGERS INC
filed 2014-05-23
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-34851

RED ROBIN GOURMET BURGERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1573084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 S. Fiddler’s Green Circle, Suite 200 N
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2014
Common Stock, $0.001 par value per share	14,291,221

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 20, 2014	December 29, 2013
Assets:
Current assets:
Cash and cash equivalents	$14,635	$17,108
Accounts receivable, net	14,326	22,568
Inventories	21,922	21,992
Prepaid expenses and other current assets	9,191	15,766
Deferred tax asset and other	2,959	3,212
Total current assets	63,033	80,646
Property and equipment, net	451,834	444,727
Goodwill	64,608	62,525
Intangible assets, net	38,862	36,800
Other assets, net	11,165	9,947
Total assets	$629,502	$634,645
Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$17,376	$19,117
Construction related payables	14,105	14,682
Accrued payroll and payroll-related liabilities	38,701	45,919
Unearned revenue	27,037	35,740
Accrued liabilities and other	26,999	24,454
Total current liabilities	124,218	139,912
Deferred rent	54,597	51,985
Long-term debt	78,375	79,375
Long-term portion of capital lease obligations	8,317	8,513
Other non-current liabilities	9,147	7,457
Total liabilities	274,654	287,242
Stockholders' equity:
Common stock; $0.001 par value: 30,000 shares authorized; 17,845 and 17,851 shares issued; 14,298 and 14,350 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,547 and 3,501 shares, at cost	(116,005)	(110,486)
Paid-in capital	198,190	197,145
Accumulated other comprehensive loss, net of tax	(50)	(25)
Retained earnings	272,695	260,751
Total stockholders' equity	354,848	347,403
Total liabilities and stockholders' equity	$629,502	$634,645
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	April 20, 2014	April 21, 2013
Revenues:
Restaurant revenue	$334,995	$301,313
Franchise royalties, fees and other revenues	5,489	5,036
Total revenues	340,484	306,349
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	84,220	74,982
Labor	110,921	101,882
Other operating	40,597	37,090
Occupancy	24,282	22,573
Depreciation and amortization	18,886	17,834
Selling, general and administrative expenses	42,423	37,608
Pre-opening and acquisition costs	2,113	834
Total costs and expenses	323,442	292,803
Income from operations	17,042	13,546
Other expense:
Interest expense, net and other	674	1,089
Income before income taxes	16,368	12,457
Provision for income taxes	4,424	2,977
Net income	$11,944	$9,480
Earnings per share:
Basic	$0.83	$0.67
Diluted	$0.82	$0.66
Weighted average shares outstanding:
Basic	14,352	14,062
Diluted	14,592	14,341
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 20, 2014	April 21, 2013
Net income	$11,944	$9,480
Cash flow hedges:
Net change in fair value of interest rate swap	(70)	(80)
Net loss reclassified into interest expense	29	20
Total change in unrealized loss related to cash flow hedges	(41)	(60)
Income tax benefit related to items of other comprehensive income	16	24
Other comprehensive loss, net of tax	(25)	(36)
Total comprehensive income	$11,919	$9,444
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 20, 2014	April 21, 2013
Cash flows from operating activities:
Net income	$11,944	$9,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,886	17,834
Stock-based compensation expense	1,009	1,192
Other, net	(659)	(285)
Changes in operating assets and liabilities:
Accounts receivable	8,167	7,187
Trade accounts payable and accrued liabilities	(3,246)	6,476
Unearned revenue	(8,305)	(7,101)
Other operating assets and liabilities, net	8,239	5,584
Net cash provided by operating activities	36,035	40,367
Cash flows from investing activities:
Purchases of property, equipment and intangible assets	(24,314)	(13,640)
Acquisition of franchise restaurants, net of cash acquired	(7,958)	—
Other investing activities	(71)	—
Net cash used in investing activities	(32,343)	(13,640)
Cash flows from financing activities:
Borrowings of long-term debt	39,000	30,000
Payments of long-term debt and capital leases	(40,206)	(64,749)
Purchase of treasury stock	(7,500)	—
Tax benefit from exercise of stock options	927	—
Proceeds from exercise of stock options and employee stock purchase plan	1,614	2,957
Net cash used in financing activities	(6,165)	(31,792)
Net decrease in cash and cash equivalents	(2,473)	(5,065)
Cash and cash equivalents, beginning of year	17,108	22,440
Cash and cash equivalents, end of year	$14,635	$17,375

Supplemental of cash flow information
Income taxes paid	$2,026	$1,521
Interest paid, net of amounts capitalized	$797	$948
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. As of April 20, 2014, the Company owned and operated 367 restaurants located in 35 states. The Company also sells franchises, of which there were 129 restaurants, in 19 states and two Canadian provinces as of April 20, 2014. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 29, 2013, has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 24, 2014.
The Company’s quarter that ended April 20, 2014 is referred to as first quarter 2014, or the sixteen weeks ended April 20, 2014; the first quarter ended April 21, 2013 is referred to as first quarter 2013, or the sixteen weeks ended April 21, 2013.
Recently Issued Accounting Standards
In January 2013, the Financial Accounting Standards Board (“FASB”) issued Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This guidance clarifies the scope of transactions that are subject to the disclosures about offsetting and will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. The guidance became effective for us at the beginning of our first quarter of fiscal year 2014 and did not have a material impact on our financial statements.
In July 2013, the FASB issued Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires entities to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. The guidance became effective for us at the beginning of our first quarter of fiscal year 2014 and did not have a material impact on our financial statements.

2. Goodwill and Intangible Assets
The following table presents goodwill as of April 20, 2014, and December 29, 2013, (in thousands):

Balance, December 30, 2012	$62,525
Acquisition	—
Balance, December 29, 2013	$62,525
Acquisition	2,083
Balance, April 20, 2014	$64,608
The Company has had no goodwill impairment losses in the periods presented in the above table or any prior periods. Refer to Note 5, Acquisition of Red Robin Franchised Restaurant for details of the acquisition.
The following table presents intangible assets as of April 20, 2014, and December 29, 2013, (in thousands):

	April 20, 2014			December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$46,611	$(18,537)	$28,074	$43,330	$(17,622)	$25,708
Leasehold interests	12,656	(5,272)	7,384	12,476	(4,875)	7,601
Liquor licenses	9,937	(9,378)	559	9,924	(9,278)	646
	$69,204	$(33,187)	$36,017	$65,730	$(31,775)	$33,955
Indefinite-lived intangible assets:
Liquor licenses	$2,845	$—	$2,845	$2,845	$—	$2,845
Intangible assets, net	$72,049	$(33,187)	$38,862	$68,575	$(31,775)	$36,800
There were no impairments to intangible assets during the sixteen weeks ended April 20, 2014, and April 21, 2013. The aggregate amortization expense related to intangible assets subject to amortization for the sixteen weeks ended April 20, 2014 and April 21, 2013 was $1.1 million and $1.4 million.
The estimated aggregate future amortization expense as of April 20, 2014 is as follows, (in thousands):

Remainder of 2014	$2,289
2015	3,195
2016	3,118
2017	3,089
2018	3,017
Thereafter	21,309
$36,017
3. Stock Incentive Plans
Under the Company's Second Amended and Restated 2007 Performance Incentive Plan (the "2007 Stock Plan"), various stock options and stock awards may be granted to employees of the Company and any of the Company's subsidiaries, directors of the Company, certain consultants and advisors to the Company or any of its subsidiaries.

Stock options are granted with an exercise price equal to the fair market value of shares of the Company's common stock at the grant date. We account for stock-based compensation in accordance with fair value recognition provisions, calculated using the Black-Scholes option pricing model ("the pricing model"). The weighted-average fair value of non-qualified stock options and the related assumptions used in the pricing model were as follows:

	Sixteen Weeks Ended
	April 20, 2014	April 21, 2013
Risk-free interest rate	1.7%	0.7%
Expected years until exercise	5.8	4.1
Expected stock volatility	44.7%	44.3%
Dividend yield	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$31.53	$14.84
The following table presents a summary of the Company's stock-based compensation activity for the sixteen weeks ended April 20, 2014 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 29, 2013	491	139
Granted	67	19
Forfeited/ expired	(6)	(4)
Exercised/ vested	(42)	(22)
Outstanding, April 20, 2014	510	132
We recognized expense from stock-based compensation for sixteen weeks ended April 20, 2014 as follows (in thousands):

	Sixteen Weeks Ended
	April 20, 2014	April 21, 2013
Labor related	$31	$69
Selling, general and administrative related	978	1,123
Total stock-based compensation	$1,009	$1,192

4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the sixteen weeks ended April 20, 2014 and April 21, 2013, weighted average stock options outstanding of $36.0 thousand and $114.0 thousand were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	4/20/2014	4/21/2013
Net income	$11,944	$9,480

Basic weighted average shares outstanding	14,352	14,062
Dilutive effect of stock options and awards	240	279
Diluted weighted average shares outstanding	14,592	14,341

Earnings per share:
Basic	$0.83	$0.67
Diluted	$0.82	$0.66
5. Acquisition of Red Robin® Franchised Restaurants
On March 24, 2014, the Company acquired four restaurants from one of its franchisees as a part of its overall expansion strategy. The purchase price was $8.0 million in cash and the Company incurred acquisition costs of $0.1 million for sixteen weeks ended April 20, 2014. See Note 12, Subsequent Events for more information regarding acquisition costs incurred in the first quarter of 2014. The condensed consolidated statements of income include the results of operations for the restaurants from the date of acquisition. The pro forma impact of the acquisition is not presented, as the impact was not material to reported results.
The acquisition of the four restaurants was accounted for using the purchase method as defined in ASC 805, Business Combination. The goodwill generated by the acquisition is not amortizable for book purposes but is amortizable and deductible for tax purposes. The Company preliminary allocated the purchase price to the fair value of the assets acquired and liabilities assumed on the closing date as follows (in thousands):

Fair Value at
3/24/2014
Property, plant and equipment	3,785
Intangible assets	3,132
Goodwill	2,083
Other current and non-current assets	276
Gift card liabilities	(59)
Unfavorable market leases	(1,256)
Total purchase price	$7,961
Of the $3.1 million of intangible assets, $2.6 million related to reacquired franchise rights, which will be amortized on a straight-line basis over a period of approximately 14 years, and $0.5 million related to a leasehold interest and will be amortized on a straight-line basis over a life of 9 years. The unfavorable market leases, which were included in Deferred rent in the accompany condensed consolidated balance sheets, will be amortized on a straight-line basis over a period of approximately 14 years. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 measurement that is subject to change.

6. Restaurant Impairment and Restaurant Closures
The Company closed two restaurants during the first quarter 2014. Both restaurants had been impaired in fiscal year 2013 and no impairments were recorded during the first quarter 2014. The Company closed no restaurants during the first quarter 2013, and no impairments to restaurants were recorded during the first quarter 2013.
The Company evaluates restaurants that are closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company's reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. No goodwill was allocated to the restaurants closed during first quarter 2014, because both restaurants had projected negative cash flow and consequently did not have positive fair value.
7. Advertising Costs
Costs incurred in connection with the advertising and marketing of the Company are included in selling, general and administrative expenses. Advertising and marketing includes salaries and benefits of marketing personnel, advertising, media and marketing materials. Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $12.3 million and $11.1 million for the sixteen weeks ended April 20, 2014 and April 21, 2013, which included $10.3 million and $8.6 million related to selling expense.
8. Derivative and Other Comprehensive Income
The Company enters into derivative instruments for risk management purposes only, including a derivative designated as a cash flow hedge under guidance for derivative instruments and hedging activities. The Company uses interest rate-related derivative instruments to manage the exposure to fluctuations in interest rates. By using these instruments, the Company exposes itself, from time to time, to both credit and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, creating credit risk for the Company. The Company minimizes credit risk by entering into transactions with high-quality counterparties whose credit ratings are evaluated on a quarterly basis. Market risk, as it relates to the Company's interest-rate derivative, is the adverse effect on the value of a financial instrument resulting from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company accepts.
The Company had one interest rate swap at April 20, 2014 and December 29, 2013 and its counterparty is Rabobank International, Utrecht ("Rabobank"). The Company entered into this variable-to-fixed interest rate swap agreement with Rabobank in August 2011 to hedge the floating interest rate on a portion of the term loan under the Company's credit facility. The interest rate swap was effective August 5, 2011 with an initial notional amount of $74.1 million. In accordance with its original terms, the notional amount of the interest rate swap amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of April 20, 2014 and December 29, 2013 was $60.0 million and $61.9 million. Under the terms of the interest rate swap, the quarterly cash payment or receipt is equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date. Concurrent with the December 14, 2012 refinancing of the previous facility, the Company de-designated the original hedging relationship and consequently re-designated the interest rate swap on the new credit facility's $225.0 million revolving line.

Changes in fair value of the interest rate swap are recorded, net of tax, as a component of accumulated other comprehensive income, in the accompanying consolidated balance sheets. The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, to interest expense on the Company's consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense. Ineffectiveness from the Company's interest rate swap occurs because the fair value was not equal to zero when it was re-designated in December 2012. The following table presents the impact of the interest rate swap designated as a cash flow hedge as of April 20, 2014 (in thousands):

Derivative in cash flow hedging relationship	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from AOCI into income (effective portion)	Amount of loss reclassified from AOCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Interest rate swap	$(70)	Interest expense, net and other	$(29)	Interest expense, net and other	$—
The following table summarizes the fair value and presentation of the interest rate swap in the accompanying consolidated balance sheets as hedging instruments as of April 20, 2014 and December 29, 2013 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at April 20, 2014	Fair Value at December 29, 2013
Accrued liabilities	$492	$516
Other non-current liabilities	92	271
Total derivatives	$584	$787
The components of accumulated other comprehensive income related to the interest rate swap being used to hedge cash flows as of April 20, 2014 and December 29, 2013 were as follows (in thousands):

	April 20, 2014	December 29, 2013
Unrealized loss related to cash flow hedges, pretax	$(41)	$(43)
Tax benefit	16	13
Accumulated other comprehensive loss, net	$(25)	$(30)
The interest rate swap was highly effective during the sixteen weeks ended April 20, 2014. Amounts reclassified from accumulated other comprehensive loss into interest expense represent payments made to the counterparty for the effective portion of the interest rate swap. The Company expects the swap to continue to be highly effective during the next twelve months. Approximately $76.0 thousand of the deferred losses included in accumulated other comprehensive loss on the accompanying consolidated balance sheets at April 20, 2014 is expected to be reclassified into earnings during the next twelve months. Additionally, the Company had no obligations as of April 20, 2014 to post collateral under the terms of the interest rate swap agreements. If the Company had breached any of its provisions at April 20, 2014, it could have been required to settle its obligations on the interest rate swap at a termination value of $0.6 million.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivables and accounts payables approximate fair value due to the short term nature or maturity of the instruments.
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in Other assets, net in the accompanying condensed consolidated balance sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $5.1 million and $3.8 million as of April 20, 2014 and December 29, 2013. The value of the deferred compensation plan liability is dependent upon the fair values of the assets held in the rabbi trust and therefore is not measured at fair value.

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
Other than disclosed in Note 5, Acquisition of Red Robin Franchised Restaurants, as of April 20, 2014 and December 29, 2013, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company's capital lease obligations are considered to be level 2 instruments. The carrying value of the Company's credit facility as of April 20, 2014 and December 29, 2013 was $77.5 million and $78.5 million. The fair value of the Company's credit facility as of April 20, 2014 and December 29, 2013 was approximately$77.4 million and $78.4 million. There were $9.1 million of outstanding borrowings recorded for the Company's capital leases as of April 20, 2014, which have an estimated fair value of $10.3 million. At December 29, 2013, the carrying amount of the Company's capital lease obligations was $9.3 million and the fair value was $10.9 million.
10. Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation and other contingencies. These include employment-related claims and claims alleging illness, injury or other food quality, health or operational issues. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material effect on the Company's financial position and results of operations.
11. Related Party Transactions
The former president and majority owner of one of the Company's former franchises served on the Company's board of directors from 2009 until his retirement in May 2013. The Company purchased 13 Red Robin® restaurants in Washington from this former franchisee in 2006. The retired board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $0.4 million, $0.3 million for the sixteen weeks ended April 20, 2014 and April 21, 2013. Future minimum lease commitments under these leases are $3.1 million at April 20, 2014.
12. Subsequent Events
On April 30, 2014, the Company announced it had signed purchase agreements to acquire 32 Red Robin franchised restaurants in the United States and Canada, for approximately $40.0 million. The acquisition is expected to close late summer 2014 pending the completion of certain closing conditions. The Company incurred $0.5 million acquisition costs related to this acquisition for the sixteen weeks ended April 20, 2014.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2014 and 2013 refer to the sixteen week periods ending April 20, 2014 and April 21, 2013, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our" or the "Company"), primarily develops, operates and franchises casual-dining restaurants with 496 locations as of April 20, 2014. The Company operated 367 Company-owned restaurants located in 35 states comprised of 362 Red Robin® restaurants and 5 Red Robin's Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also franchises restaurants, of which there were 129 restaurants in 19 states and two Canadian provinces as of April 20, 2014. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the sixteen weeks ended April 20, 2014, and our outlook for the remainder of fiscal year 2014:

•	Financial performance.

◦
Total revenues increased $34.1 million, or 11.1%, to $340.5 million for the sixteen weeks ended April 20, 2014 as compared to the sixteen weeks ended April 21, 2013, primarily due to a $16.0 million or 5.4% increase in comparable restaurant revenue and $17.7 million revenue from new restaurant openings and acquired restaurants.

◦
Restaurant operating costs, as a percentage of restaurant revenue, decreased 90 basis points to 77.6% for the sixteen weeks ended April 20, 2014 compared to 78.5% for the sixteen weeks ended April 21, 2013, primarily due to lower labor costs as a result of higher productivity and leverage from higher restaurant sales volumes on fixed costs.

◦
Net income improved 26.0% to $11.9 million for the sixteen weeks ended April 20, 2014 from $9.5 million for the sixteen weeks ended April 21, 2013. Diluted earnings per share increased 24.2% to $0.82 for the sixteen weeks ended April 20, 2014 as compared to $0.66 for the sixteen weeks ended April 21, 2013.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all our Company-owned Red Robin restaurants and has been rolled out to 81 franchised restaurants. We engage our guests through this program with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also let enrolled guests know early about new menu items to generate awareness and trial. In 2013, we changed our media buying approach to achieve greater continuity with less time off air between televised advertising windows. We also increased our use of digital, social and earned media to reach our core target of adult females. Our new “Million Reasons” advertising campaign features a female spokeswoman to appeal to our core target and create continuity of branding across individual advertisements and media.

•
Brand Transformation Initiative. As of April 20, 2014, we have remodeled 34 of our Company-owned Red Robin restaurants to our new brand standards and continue to modify and refine aspects of the remodel based on financial returns and guest feedback. In August 2013, we rolled-out new plating and presentation standards and a new spiral menu format to all Company-owned and franchised restaurants. Key elements of the remodel include greater separation of the bar and family dining areas, new exteriors and signage. We plan to remodel at least 50 Company-owned Red Robin restaurants during fiscal year 2014.

•
Restaurant Development. We opened four new Red Robin restaurants, closed one Red Robin restaurant and acquired four Red Robin franchised restaurants during the first quarter of 2014. We plan to open an additional 16 Red Robin restaurants during the remainder of 2014. In addition, we entered into purchase agreements in April 2014 to acquire 32 Red Robin® franchised restaurants in the United States and Canada. The acquisition is expected to close late summer 2014. In first quarter of 2014, our franchisees closed one restaurant and sold four restaurants to us. We expect that our franchisees will open up to two new Red Robin restaurants in 2014.

•
With regards to Red Robin’s Burger Works, we closed one college campus location in the first quarter of 2014. We continue to evaluate the results of different types of trade areas as well as optimize operating performance. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing as expected and our college campus locations performing below our expectations. For 2014, we plan to open five Red Robin’s Burger Works in central business district locations in two new major metropolitan markets.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated:

	Sixteen Weeks Ended
	April 20, 2014	April 21, 2013
Company-owned:
Beginning of period	361	339
Opened during the period	4	3
Acquired from franchisee	4	—
Closed during the period	(2)	—
End of period	367	342
Franchised:
Beginning of period	134	133
Opened during the period	—	—
Sold or closed during the period	(5)	—
End of period	129	133
Total number of restaurants	496	475

Results of Operations
Operating results for each fiscal year presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues.
This information has been prepared on a basis consistent with our audited 2013 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 20, 2014	April 21, 2013
Revenues:
Restaurant revenue	98.4%	98.4%
Franchise royalties, fees and other revenues	1.6	1.6
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.1	24.9
Labor	33.1	33.8
Other operating	12.1	12.3
Occupancy	7.3	7.5
Total restaurant operating costs	77.6	78.5
Depreciation and amortization	5.5	5.8
Selling, general and administrative	12.5	12.3
Pre-opening and acquisition costs	0.6	0.3
Income from operations	5.0	4.4

Interest expense, net and other	0.2	0.4
Income before income taxes	4.8	4.1
Provision for income taxes	1.3	1.0
Net income	3.5%	3.1%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.
Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 20, 2014	April 21, 2013	Percent Change
Restaurant revenue	$334,995	$301,313	11.2%
Franchise royalties, fees and other revenue	5,489	5,036	9.0%
Total revenues	$340,484	$306,349	11.1%
Average weekly net sales volumes in Company-owned restaurants(1)	$58,382	$55,978	4.3%
Total operating weeks	5,810	5,444	6.7%
Net sales per square foot	$143	$139	2.9%
___________________________________

(1)	Excludes Red Robin's Burger Works.
Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $33.7 million, or 11.2%, for the sixteen weeks ended April 20, 2014 as compared to the sixteen weeks ended April 21, 2013. Comparable restaurant revenue grew $16.0 million or 5.4% in the sixteen weeks ended April 20, 2014 primarily as a result of a 4.9% increase in average guest check and a 0.5% increase in guest counts. The increase in average guest check resulted from a combination of menu price increases and increased sales of items including beverages and appetizers. Revenue from our non-comparable restaurants, which includes newly acquired restaurants and restaurants opened after the third quarter of fiscal 2012 or closed since the beginning of 2013, contributed an increase of $17.7 million in the sixteen weeks ended April 20, 2014.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant average weekly sales volumes include those restaurants that are in the comparable base at the end of each period presented. New restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters.
Franchise royalties and fees increased $0.3 million or 7.1%, for the sixteen weeks ended April 20, 2014. The increase is primarily attributable to the increased sales at franchise locations. Our franchisees reported that comparable restaurant revenue increased 6.8% for U.S. restaurants and increased 0.3% for Canadian restaurants for the sixteen weeks ended April 20, 2014 compared to the sixteen weeks ended April 21, 2013.
Other revenue consists primarily of gift card breakage and licensing royalty. For the sixteen weeks ended April 20, 2014, the $0.1 million increase relates to licensing our signature Bottomless Steak Fries™ to a brand licensing vendor who launched frozen seasoned steak fries into retail grocery in Q4 2013. We had no licensing royalty revenue in the sixteen weeks ended April 21, 2013.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2014	April 21, 2013	Percent Change
Cost of sales	$84,220	$74,982	12.3%
As a percent of restaurant revenue	25.1%	24.9%	0.2%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 20 basis points for the sixteen weeks ended April 20, 2014 compared to the same period in 2013. This increase as a percentage of restaurant revenue was caused by an increase in the cost of Black Angus burger patties, seafood and prepared food items, partially offset by a decrease in the cost of produce, ground beef, poultry, and canned and dry goods.
Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2014	April 21, 2013	Percent Change
Labor	$110,921	$101,882	8.9%
As a percent of restaurant revenue	33.1%	33.8%	(0.7)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 20, 2014, labor as a percentage of restaurant revenue decreased 70 basis points compared to the same period in 2013. This decrease primarily resulted from increased hourly productivity, the leverage of fixed labor on higher sales and a reduction in payroll taxes, partially offset by increased restaurant management bonus. Labor costs increased $9.0 million or 8.9% primarily due to the additional restaurants opened since the first quarter 2013.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2014	April 21, 2013	Percent Change
Other operating	$40,597	$37,090	9.5%
As a percent of restaurant revenue	12.1%	12.3%	(0.2)%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. For the sixteen weeks ended April 20, 2014, other operating costs as a percentage of restaurant revenue decreased 20 basis points over the prior year due primarily to lower supply costs. Other operating costs increased $3.5 million or 9.5%, primarily due to the increase in utilities and services and maintenance costs related to the additional restaurants opened since the first quarter 2013 as well as the impact of more inclement weather increasing utility and maintenance costs.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2014	April 21, 2013	Percent Change
Occupancy	$24,282	$22,573	7.6%
As a percent of restaurant revenue	7.3%	7.5%	(0.2)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in Pre-opening costs. For the sixteen weeks ended April 20, 2014, occupancy costs as a percentage of restaurant revenue decreased 20 basis points over the prior year, primarily due to leverage from higher restaurant sales volumes on fixed rents. Occupancy costs increased $1.7 million or 7.6%, primarily due to the increase in fixed rents, common area maintenance costs and real estate taxes related to the additional restaurants opened since the first quarter 2013. Our fixed rents for the sixteen weeks ended April 20, 2014 and April 21, 2013 were $15.6 million and $14.4 million.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2014	April 21, 2013	Percent Change
Depreciation and amortization	$18,886	$17,834	5.9%
As a percent of total revenues	5.5%	5.8%	(0.3)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests and certain liquor licenses. For the sixteen weeks ended April 20, 2014, depreciation and amortization expense increased $1.1 million or 5.9% over the prior year, primarily related to new restaurants opened and acquired since the first quarter 2013 and the restaurants remodeled under our brand transformation initiative. Depreciation and amortization expenses as a percentage of restaurant revenue decreased 30 basis points over prior year, primarily due to leverage from higher restaurant sales volumes on the fixed expenses.
Selling, General and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2014	April 21, 2013	Percent Change
Selling, general and administrative	$42,423	$37,608	12.8%
As a percent of total revenues	12.5%	12.3%	0.2%
Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors' expenses, legal expenses and marketing costs.
Selling, general and administrative costs in the sixteen weeks ended April 20, 2014 increased $4.8 million or 12.8% as compared to the same period of 2013. The increase was driven primarily by a $1.9 million increase in salaries and benefits due to investments in talent to support value-enhancing initiatives and higher incentive based compensation, a $1.7 million increase in selling costs primarily due to additional television advertising, and a $0.9 million increase in professional and outside services.

Pre-opening and Acquisition Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2014	April 21, 2013	Percent Change
Pre-opening and acquisition costs	$2,113	$834	153.4%
As a percent of total revenues	0.6%	0.3%	0.3%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing and supplies costs and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened and the location of the restaurants. Pre-opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters. Pre-opening costs increased $0.7 million for the sixteen weeks ended April 20, 2014 compared to the same period of 2013 primarily due to the increased number of Company-owned restaurants under construction and planned to open in the second quarter of 2014.
We also incurred approximately $0.6 million during the sixteen weeks ended April 20, 2014 related to acquisitions of franchised restaurants. No acquisition costs were recognized for the sixteen weeks ended April 21, 2013.
Interest Expense, Net and Other
Interest expense, net and other was $0.7 million for the sixteen weeks ended April 20, 2014, a decrease of $0.4 million or 38.1% from the same period in 2013. The decrease was primarily related to a lower average debt balance. Our weighted average interest rate was 3.1% versus 2.7% in the same period of 2013.
Provision for Income Taxes
The effective income tax rate for the sixteen weeks ended April 20, 2014 was 27.0% compared to 23.9% for the same period of 2013. We anticipate that our full year fiscal 2014 effective tax rate will be approximately 27.5%.
Liquidity and Capital resources
General.  Cash and cash equivalents decreased $2.5 million to $14.6 million at April 20, 2014, from $17.1 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative, purchase franchised restaurants, pay down debt, and maintain the flexibility to use excess cash to opportunistically to repurchase our common stock and execute our long term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 20, 2014	April 21, 2013
Net cash provided by operating activities	$36,035	$40,367
Net cash used in investing activities	(32,343)	(13,640)
Net cash used in financing activities	(6,165)	(31,792)
Net decrease in cash and cash equivalents	$(2,473)	$(5,065)
Operating Cash Flows
Net cash flows provided by operating activities were $36.0 million for the sixteen weeks ended April 20, 2014, compared to $40.4 million for the same period in 2013. Of the $4.4 million decrease, approximately $11.3 million relates to payouts of fiscal 2013 annual and long-term incentive compensation, $1.9 million relates to increase in salaries, benefits and incentive-based compensation, and $1.4 million relates to an increase in contributions to marketing and national media advertising funds. The decrease in operating cash flows was partially offset by a $10.4 million increase related to profit from restaurant operations due to increased sales and lower operating costs.

Investing Cash Flows
Net cash flows used in investing activities were $32.3 million for the sixteen weeks ended April 20, 2014, compared to $13.6 million for the same period in 2013. The increase over prior year is due primarily to increased investments in acquired franchised restaurants, new restaurants, restaurant remodels and restaurant maintenance, partially offset by decreases in technology infrastructure. The following table lists the components of our investing activities for the sixteen weeks ended April 20, 2014 (in thousands):

Sixteen Weeks Ended April 20, 2014
New restaurants	$15,428
Acquisition of franchise restaurants, net of cash acquired	7,958
Restaurant remodels	5,604
Restaurant maintenance capital	1,768
Investment in technology infrastructure and other	1,514
Other	71
Net cash used in investing activities	$32,343
Financing Cash Flows
Cash used in our financing activities decreased $25.6 million from $31.8 million for the sixteen weeks ended April 21, 2013, to $6.2 million for the sixteen weeks ended April 20, 2014. This decrease was primarily due to a $33.5 million decrease in net debt payment and a $0.9 million tax benefit related to the exercise of stock options, offset by $7.5 million cash used to repurchase the Company’s common stock and a $1.3 million decrease in cash proceeds from the exercise of employee stock options and employee stock purchases.
Credit Facility.  On December 14, 2012, we entered into a new credit facility (“New Credit Facility”) with a consortium of banks, thereby terminating our previous credit facility, which had been amended and restated on May 6, 2011 (“Previous Facility”). The New Credit Facility provides for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and the Company maintains the option to increase this credit facility in the future, subject to lenders’ participation, by up to an additional $100 million in the aggregate. Borrowings under the New Credit Facility are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1%). This $225 million revolving line of credit matures on December 14, 2017. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of our assets, which include the capital stock of our certain subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet. As of April 20, 2014, we had outstanding borrowings under the New Credit Facility of $77.5 million.
In August 2011, we entered into a variable-to-fixed interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”) to hedge the floating interest rate on a portion of the term loan under our Previous Facility. The interest rate swap had an effective date of August 5, 2011, and an initial notional amount of $74.1 million. In accordance with its original terms, the notional amount of the interest rate swap amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of April 20, 2014 was $60.0 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly. Concurrent with the December 14, 2012 refinancing of the Previous Facility, the Company undesignated the original hedging relationship for this swap and consequently re-designated the swap on the New Credit Facility’s $225 million revolver.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of April 20, 2014, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $1.2 million to $87.5 million at April 20, 2014, from $88.7 million at December 29, 2013, primarily due to our net repayments on the New Credit Facility. Our New Credit Facility matures in 2017.

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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in the first quarter of 2014, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2014, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2014.
Seasonality
Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, our quarterly and annual operating results and comparable restaurant revenue may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.
Off Balance Sheet Arrangements
Except for operating leases, primarily restaurant leases, entered into the normal course of business, we do not have any material off balance sheet arrangements.
Contractual Obligations
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of the 2013 Form 10-K.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.
Recently Issued Accounting Standards
In January 2013, the Financial Accounting Standards Board (“FASB”) issued Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This guidance clarifies the scope of transactions that are subject to the disclosures about offsetting and will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. The guidance became effective for us at the beginning of our first quarter of fiscal year 2014 and did not have a material impact on our financial statements.
In July 2013, the FASB issued Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires entities to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. The guidance became effective for us at the beginning of our first quarter of fiscal year 2014 and did not have a material impact on our financial statements.

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our brand transformation initiatives; expectations about our interest-rate swaps; anticipated number of new restaurants; anticipated funding for new restaurant openings; anticipated closing of acquisitions and the timing thereof; anticipated Red Robin’s Burger Works® development efforts; expected uses for available cash flow; anticipated effective tax rate for 2014; beliefs about inflation and commodity and utility costs and the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; the effectiveness of our conversion to our new technology system; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; the ability to fulfill planned expansion (including franchise restaurant acquisitions) and restaurant remodeling; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 24, 2014.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: an Alternate Base Rate ("ABR"), based on the Prime Rate plus 0.50% to 1.25%, or the London Interbank Offered Rate ("LIBOR"), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.50% to 2.25%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our leverage ratio, as defined by the credit agreement. As of April 20, 2014, we had $17.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.2 million on an annualized basis.
Our objective in managing exposure to interest rate changes is to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we have used an interest rate swap and may use other means such as caps to manage our net exposure to interest rate changes related to our borrowings. As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Refer to Note 8, Derivative and Other Comprehensive Income, of Notes to Condensed Consolidated Financial Statements of this report.

Primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of April 20, 2014, approximately 63% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of fiscal year 2014. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
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
ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 filed with the SEC on February 24, 2014. There have been no material changes to our Risk Factors disclosed in our 2013 Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 20, 2014, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company's purchases of its own common stock during the first quarter of fiscal year 2014.

Period (1)	Total Number of Shares (or Units) Purchases	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan
February 24, 2014 - March 23, 2014	29,081	$70.87	29,081	$42,935,671
March 24, 2014 - April 20, 2014	79,203	$68.67	108,284	$37,496,629
Pursuant to Publicly Announced Plans or Programs (2)	108,284	$69.26
(1) The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods.

(2) In November 2012, the Company's board of directors re-authorized a repurchase of up to $50 million of the Company's common stock. This authorization became effective January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company's board of directors. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program may be suspended or discontinued at any time. Since January 1, 2013, the Company has purchased 177,100 shares for a total of $12.5 million. As of April 20, 2014, there was approximately $37.5 million remaining under the current board authorization for future stock repurchases.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1*	Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement.

10.2*	Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Restricted Stock Unit Grant Agreement.

10.3*	Form of Red Robin Gourmet Burgers, Inc. Performance Based Cash Award Agreement.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 23, 2014	By:	/s/ Stuart B. Brown
(Date)		Stuart B. Brown (Chief Financial Officer)