Form 10-Q
period 2014-07-13
RED ROBIN GOURMET BURGERS INC
filed 2014-08-15
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2014
Common Stock, $0.001 par value per share	14,346,630

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 13, 2014	December 29, 2013
Assets:
Current assets:
Cash and cash equivalents	$60,543	$17,108
Accounts receivable, net	14,409	22,568
Inventories	22,781	21,992
Prepaid expenses and other current assets	12,484	15,766
Deferred tax asset and other	6,120	3,212
Total current assets	116,337	80,646
Property and equipment, net	467,426	444,727
Goodwill	64,647	62,525
Intangible assets, net	37,974	36,800
Other assets, net	11,996	9,947
Total assets	$698,380	$634,645
Liabilities and stockholders' equity:
Current liabilities:
Trade accounts payable	$18,983	$19,117
Construction related payables	16,276	14,682
Accrued payroll and payroll-related liabilities	40,120	45,919
Unearned revenue	26,748	35,740
Accrued liabilities and other	28,690	24,454
Total current liabilities	130,817	139,912
Deferred rent	55,479	51,985
Long-term debt	128,375	79,375
Long-term portion of capital lease obligations	8,195	8,513
Other non-current liabilities	9,319	7,457
Total liabilities	332,185	287,242
Stockholders' equity:
Common stock; $0.001 par value: 30,000 shares authorized; 17,845 and 17,851 shares issued; 14,344 and 14,350 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,501 and 3,501 shares, at cost	(114,759)	(110,486)
Paid-in capital	198,812	197,145
Accumulated other comprehensive loss, net of tax	(41)	(25)
Retained earnings	282,165	260,751
Total stockholders' equity	366,195	347,403
Total liabilities and stockholders' equity	$698,380	$634,645
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013
Revenues:
Restaurant revenue	$251,818	$234,490	$586,813	$535,803
Franchise royalties, fees and other revenues	4,315	3,809	9,804	8,845
Total revenues	256,133	238,299	596,617	544,648
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	63,689	58,024	147,909	133,006
Labor	82,572	76,648	193,493	178,530
Other operating	31,022	28,463	71,619	65,553
Occupancy	18,618	16,779	42,900	39,352
Depreciation and amortization	14,120	13,319	33,006	31,153
Selling, general and administrative expenses	30,320	28,386	72,743	65,994
Pre-opening and acquisition costs	2,326	1,291	4,439	2,125
Total costs and expenses	242,667	222,910	566,109	515,713
Income from operations	13,466	15,389	30,508	28,935
Other expense:
Interest expense, net and other	475	674	1,149	1,763
Income before income taxes	12,991	14,715	29,359	27,172
Provision for income taxes	3,521	3,576	7,945	6,553
Net income	$9,470	$11,139	$21,414	$20,619
Earnings per share:
Basic	$0.66	$0.78	$1.49	$1.46
Diluted	$0.65	$0.77	$1.47	$1.43
Weighted average shares outstanding:
Basic	14,312	14,209	14,335	14,134
Diluted	14,528	14,475	14,565	14,415
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013
Net income	$9,470	$11,139	$21,414	$20,619
Cash flow hedges:
Net change in fair value of interest rate swap	(7)	130	(77)	50
Net loss reclassified into interest expense	22	18	51	38
Total change in unrealized loss related to cash flow hedges	15	148	(26)	88
Income tax expense (benefit) related to items of other comprehensive income	(6)	(62)	10	(38)
Other comprehensive income (loss), net of tax	9	86	(16)	50
Total comprehensive income	$9,479	$11,225	$21,398	$20,669
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	July 13, 2014	July 14, 2013
Cash flows from operating activities:
Net income	$21,414	$20,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,006	31,153
Stock-based compensation expense	2,030	2,242
Other, net	(1,338)	(1,319)
Changes in operating assets and liabilities:
Accounts receivable	7,311	3,374
Trade accounts payable and accrued liabilities	(415)	15,591
Unearned revenue	(7,976)	(6,810)
Other operating assets and liabilities, net	2,051	6,155
Net cash provided by operating activities	56,083	71,005
Cash flows from investing activities:
Purchases of property, equipment and intangible assets	(48,729)	(31,689)
Acquisition of franchise restaurants, net of cash acquired	(7,942)	—
Other investing activities	93	—
Net cash used in investing activities	(56,578)	(31,689)
Cash flows from financing activities:
Borrowings of long-term debt	140,000	78,500
Payments of long-term debt and capital leases	(91,404)	(131,379)
Purchase of common stock	(8,078)	—
Debt issuance costs	(690)	—
Tax benefit from exercise of stock options	1,691	1,335
Proceeds from exercise of stock options and employee stock purchase plan	2,411	6,333
Net cash provided by (used in) financing activities	43,930	(45,211)
Net increase (decrease) in cash and cash equivalents	43,435	(5,895)
Cash and cash equivalents, beginning of period	17,108	22,440
Cash and cash equivalents, end of period	$60,543	$16,545

Supplemental of cash flow information
Income taxes paid	$8,579	$3,260
Interest paid, net of amounts capitalized	$1,584	$1,424
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. As of July 13, 2014, the Company owned and operated 372 restaurants located in 35 states. The Company also sells franchises, of which there were 130 restaurants, in 19 states and two Canadian provinces as of July 13, 2014. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 29, 2013 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 24, 2014.
The Company’s quarter that ended July 13, 2014 is referred to as second quarter 2014, or the twelve weeks ended July 13, 2014; the first quarter ended April 20, 2014 is referred to as first quarter 2014, or the sixteen weeks ended April 20, 2014; and together the first and second quarters of 2014 are referred to as the twenty-eight weeks ended July 13, 2014. The Company’s quarter that ended July 14, 2013 is referred to as second quarter 2013, or the twelve weeks ended July 14, 2013; the first quarter ended April 21, 2013 is referred to as first quarter 2013, or the sixteen weeks ended April 21, 2013; and together the first and second quarters of 2013 are referred to as the twenty-eight weeks ended July 14, 2013.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial position or results of operations.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. The guidance is effective for the reporting periods beginning after December 15, 2014. We do not expect the adoption of this guidance will have a material impact to our financial statements.

2. Goodwill and Intangible Assets
The following table presents goodwill as of July 13, 2014 and December 29, 2013 (in thousands):

Balance, December 29, 2013	$62,525
Acquisition	2,122
Balance, July 13, 2014	$64,647
The Company has had no goodwill impairment losses in the periods presented in the above table or any prior periods. Refer to Note 5, Acquisition of Red Robin Franchised Restaurants for details of the acquisition.
The following table presents intangible assets as of July 13, 2014 and December 29, 2013 (in thousands):

	July 13, 2014			December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$46,406	$(19,008)	$27,398	$43,330	$(17,622)	$25,708
Leasehold interests	12,476	(5,251)	7,225	12,476	(4,875)	7,601
Liquor licenses	9,942	(9,436)	506	9,924	(9,278)	646
	$68,824	$(33,695)	$35,129	$65,730	$(31,775)	$33,955
Indefinite-lived intangible assets:
Liquor licenses	$2,845	$—	$2,845	$2,845	$—	$2,845
Intangible assets, net	$71,669	$(33,695)	$37,974	$68,575	$(31,775)	$36,800
There were no impairments to intangible assets during the twenty-eight weeks ended July 13, 2014 and July 14, 2013. The aggregate amortization expense related to intangible assets subject to amortization was $0.9 million and $1.0 million for the twelve weeks ended July 13, 2014 and July 14, 2013, and $1.9 million and $2.3 million for the twenty-eight weeks ended July 13, 2014 and July 14, 2013.
The estimated aggregate future amortization expense as of July 13, 2014 is as follows, (in thousands):

Remainder of 2014	$1,642
2015	3,267
2016	3,036
2017	2,922
2018	2,769
Thereafter	21,493
$35,129
3. Stock Incentive Plans
Under the Company’s Second Amended and Restated 2007 Performance Incentive Plan (the “2007 Stock Plan”), various stock options and stock awards may be granted to employees of the Company and any of the Company's subsidiaries, directors of the Company, certain consultants and advisors to the Company or any of its subsidiaries.

Stock options are granted with an exercise price equal to the fair market value of shares of the Company's common stock at the grant date. We account for stock-based compensation in accordance with fair value recognition provisions, calculated using the Black-Scholes option pricing model (“the pricing model”). The weighted-average fair value of non-qualified stock options and the related assumptions used in the pricing model were as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013
Risk-free interest rate	1.5%	1.0%	1.7%	0.7%
Expected years until exercise	5.0	4.1	5.8	4.2
Expected stock volatility	46.1%	44.2%	44.8%	44.4%
Dividend yield	—%	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$30.05	$21.14	$31.43	$15.19
The following table presents a summary of the Company's stock-based compensation activity for the twenty-eight weeks ended July 13, 2014 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 29, 2013	491	139
Granted	67	19
Forfeited/expired	(6)	(4)
Exercised/vested	(42)	(22)
Outstanding, April 20, 2014	510	132
Granted	5	13
Forfeited/expired	(3)	(1)
Exercised/vested	(19)	(33)
Outstanding, July 13, 2014	493	111
We recognized expense from stock-based compensation for twelve weeks and twenty-eight weeks ended July 13, 2014 and July 14, 2013 as follows (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013
Labor related	$18	$34	$49	$103
Selling, general and administrative related	1,003	1,016	1,981	2,139
Total stock-based compensation	$1,021	$1,050	$2,030	$2,242

4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and twenty-eight weeks ended July 13, 2014, weighted average stock options outstanding of 67 thousand shares and 49 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the twelve and twenty-eight weeks ended July 14, 2013, weighted average stock options outstanding of 125 thousand shares and four thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013
Net income	$9,470	$11,139	$21,414	$20,619

Basic weighted average shares outstanding	14,312	14,209	14,335	14,134
Dilutive effect of stock options and awards	216	266	230	281
Diluted weighted average shares outstanding	14,528	14,475	14,565	14,415

Earnings per share:
Basic	$0.66	$0.78	$1.49	$1.46
Diluted	$0.65	$0.77	$1.47	$1.43
5. Acquisition of Red Robin® Franchised Restaurants
On March 24, 2014, the Company acquired four restaurants from one of its franchisees. The purchase price was $7.9 million in cash and the Company incurred acquisition costs of $0.2 million for the twenty-eight weeks ended July 13, 2014. The condensed consolidated statements of income include the results of operations for the restaurants from the date of acquisition. The pro forma impact of the acquisition is not presented as the impact was not material to reported results.
The acquisition of the four restaurants was accounted for using the purchase method as defined in ASC 805, Business Combination. The goodwill generated by the acquisition is not amortizable for book purposes but is amortizable and deductible for tax purposes. The Company preliminary allocated the purchase price to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair Value at
March 24, 2014
Property, plant and equipment	$3,785
Intangible assets	3,092
Goodwill	2,122
Other current and non-current assets	261
Gift card liabilities	(59)
Unfavorable leases	(1,256)
Total purchase price	$7,945
Of the $3.1 million of intangible assets, $2.6 million are related to reacquired franchise rights, which will be amortized on a straight-line basis over a period of approximately 14 years, and $0.5 million are related to a favorable lease and will be amortized on a straight-line basis over a life of 9 years. The unfavorable leases, which were included in Deferred rent in the accompanying condensed consolidated balance sheets, will be amortized on a straight-line basis over an average period of 14 years. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 measurement that is subject to change.

6. Restaurant Impairment and Restaurant Closures
The Company closed two restaurants during the first quarter 2014 and no restaurants were closed during the second quarter 2014. Both restaurants closed in the first quarter 2014 had been impaired in fiscal year 2013. The Company did not close any restaurants during the twenty-eight weeks ended July 14, 2013. No impairments to restaurants were recorded during the twenty-eight weeks ended July 13, 2014 and July 14, 2013.
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
7. Advertising Costs
Costs incurred in connection with the advertising and marketing of the Company are included in selling, general and administrative expenses. Advertising and marketing includes salaries and benefits of marketing personnel, advertising, media and marketing materials. Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $11.1 million and $7.7 million for the twelve weeks ended July 13, 2014 and July 14, 2013, which included $9.9 million and $6.5 million related to selling expense. Advertising and marketing costs were $23.4 million and $18.6 million for the twenty-eight weeks ended July 13, 2014 and July 14, 2013, which included $20.2 million and $15.2 million related to selling expense.
8. Borrowings
Borrowings as of July 13, 2014 and December 29, 2013 are summarized below (in thousands):

	July 13, 2014	December 29, 2013
Revolving credit facility and other long-term debt	$128,375	$79,375
Capital lease obligations	8,935	9,339
Total debt	137,310	88,714
Less: Current portion	(740)	(826)
Long-term debt	$136,570	$87,888
On July 2, 2014, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (“New Credit Facility”) with the same lenders as the Previous Credit Facility. The New Credit Facility provides for a $250 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders' participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%).
The New Credit Facility matures on July 2, 2019. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of July 13, 2014, the Company had outstanding borrowings under the New Credit Facility of $127.5 million, in addition to amounts issued under letters of credit of $7.9 million, which reduce the amount available under the credit facility but are not recorded as debt. As of December 29, 2013, the Company had outstanding borrowings under the Previous Credit Facility of $78.5 million, in addition to amounts issued under letters of credit of $8.1 million.
Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets. Unamortized debt issuance costs were $2.0 million and $1.4 million as of July 13, 2014 and December 29, 2013.
The Company has a pay fixed/receive variable interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”) to hedge the floating interest rate on its credit facilities. The terms of the Company’s interest rate swap with

Rabobank were unaffected by the replacement of the Company’s Previous Credit Facility with the New Credit Facility on July 2, 2014. The notional amount hedged pursuant to the agreement as of July 13, 2014 and December 29, 2013 was $56.3 million and $61.9 million. Refer to Note 9, Derivative and Other Comprehensive Income.
The Company is subject to a number of customary covenants under its New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, and dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of July 13, 2014.
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
The Company had one interest rate swap at July 13, 2014 and December 29, 2013 with Rabobank to hedge its floating interest rate borrowings. The Company entered into this variable-to-fixed interest rate swap agreement with Rabobank in August 2011 with an initial notional amount of $74.1 million. The notional amount amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of July 13, 2014 and December 29, 2013 was $56.3 million and $61.9 million. Under the terms of the interest rate swap, the quarterly cash payment or receipt is equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date. Our hedging relationship with Rabobank was not affected by the replacement of the Previous Credit Facility with the New Credit Facility on July 2, 2014. The designation of the interest rate swap applied on the New Credit Facility as the hedging relationship is still highly effective. Changes in fair value of the interest rate swap are recorded, net of tax, as a component of Accumulated other comprehensive income (“AOCI”), in the accompanying consolidated balance sheets. The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, to Interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in Interest expense. The following table presents gains and losses on the interest rate swap designated as a cash flow hedge recognized in the Other comprehensive income (“OCI”) and reclassifications from AOCI to earnings for the twelve and twenty-eight weeks ended July 13, 2014 and July 14, 2013 (in thousands):

	Gains (Losses) recognized in OCI on derivative (effective portion)		Losses reclassified from AOCI into income (effective portion)		Gains (Losses) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013
Twelve Weeks Ended	$(7)	$130	$(22)	$(18)	$2	$(3)
Twenty-Eight Weeks Ended	$(78)	$50	$(51)	$(38)	$2	$1
The following table summarizes the fair value and presentation of the interest rate swap in the accompanying consolidated balance sheets as hedging instruments as of July 13, 2014 and December 29, 2013 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at July 13, 2014	Fair Value at December 29, 2013
Accrued liabilities	$461	$516
Other non-current liabilities	—	271
Total derivatives	$461	$787

The components of accumulated other comprehensive income related to the interest rate swap being used to hedge cash flows as of July 13, 2014 and December 29, 2013 were as follows (in thousands):

	July 13, 2014	December 29, 2013
Unrealized loss related to cash flow hedges, pretax	$(60)	$(43)
Tax benefit	19	13
Accumulated other comprehensive loss, net	$(41)	$(30)
The interest rate swap was highly effective during the twelve and twenty-eight weeks ended July 13, 2014. Amounts reclassified from accumulated other comprehensive loss into interest expense represent payments made to the counterparty for the effective portion of the interest rate swap. The Company expects the swap to continue to be highly effective during the next twelve months. Approximately $60 thousand of the deferred losses included in accumulated other comprehensive loss on the accompanying consolidated balance sheets at July 13, 2014 is expected to be reclassified into earnings during the next twelve months. Additionally, the Company had no obligations as of July 13, 2014 to post collateral under the terms of the interest rate swap agreements. If the Company had breached any of its provisions at July 13, 2014, it could have been required to settle its obligations on the interest rate swap at a termination value of $0.5 million.
10. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in Other assets, net in the accompanying condensed consolidated balance sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $5.3 million and $3.8 million as of July 13, 2014 and December 29, 2013. The value of the deferred compensation plan liability is dependent upon the fair values of the assets held in the rabbi trust and therefore is not measured at fair value.
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
Other than disclosed in Note 5, Acquisition of Red Robin Franchised Restaurants, as of July 13, 2014 and December 29, 2013, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be level 2 instruments. The carrying value of the Company’s credit facility as of July 13, 2014 and December 29, 2013 was $127.5 million and $78.5 million. The fair value of the Company’s credit facility as of July 13, 2014 and December 29, 2013 was approximately$127.4 million and $78.4 million. There were $8.9 million of outstanding borrowings recorded for the Company’s capital leases as of July 13, 2014, which have an estimated fair value of $10.5 million. At December 29, 2013, the carrying amount of the Company’s capital lease obligations was $9.3 million and the fair value was $10.9 million.
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
12. Related Party Transactions
The former president and majority owner of one of the Company’s former franchises served on the Company’s board of directors from 2009 until his retirement in May 2013. The Company purchased 13 Red Robin® restaurants in Washington from this former franchisee in 2006. The retired board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $0.4 million and $0.8 million for the twelve weeks and twenty-eight weeks ended July 13, 2014 and $0.2 million and $0.5 million for the twelve and twenty-eight weeks ended July 14, 2013. Future minimum lease commitments under these leases are $2.7 million at July 13, 2014.
13. Subsequent Events
On July 14, 2014, the Company completed the acquisition of 32 Red Robin franchised restaurants in the United States and Canada, for approximately $40.0 million, from Mach Robin, LLC and its Canadian affiliate. The Company incurred approximately $0.6 million and $1.1 million in acquisition costs related to this acquisition for the twelve weeks and twenty-eight weeks ended July 13, 2014. As of July 13, 2014, we had an additional $40.0 million borrowing from our credit facility to fund this acquisition and the borrowed funds are included in Cash and cash equivalent in the accompanying condensed consolidated balance sheets. Because of the timing of the acquisition close, the initial accounting for this acquisition is still in process, including determining the fair value of the net assets acquired and presentation of the pro-forma results.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2014 and 2013 refer to the twelve and twenty-eight week periods ending July 13, 2014 and July 14, 2013, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates and franchises casual-dining restaurants with 502 locations as of July 13, 2014. The Company operated 372 Company-owned restaurants located in 35 states comprised of 365 Red Robin® restaurants and 7 Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and service. The Company also franchises restaurants, of which there were 130 restaurants in 19 states and two Canadian provinces as of July 13, 2014. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks ended July 13, 2014, and our outlook for the remainder of fiscal year 2014:

•	Financial performance.

◦
Total revenues increased $17.8 million, or 7.5%, to $256.1 million for the twelve weeks ended July 13, 2014 as compared to the twelve weeks ended July 14, 2013, primarily due to a $2.8 million or 1.2% increase in comparable restaurant revenue and $14.5 million revenue from new restaurant openings and acquired restaurants. For the twenty-eight weeks ended July 13, 2014, total revenue increased $52.0 million, or 9.5%, to $596.6 million as compared to the twenty-eight weeks ended July 14, 2013, primarily due to a $18.8 million, or 3.6% increase in comparable restaurant revenue and $32.2 million revenue from newly opened restaurants and acquired restaurants.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 110 basis points to 77.8% for the twelve weeks ended July 13, 2014 compared to 76.7% for the twelve weeks ended July 14, 2013, primarily due to an increase in food and beverage costs driven mostly by higher beef costs. For the twenty-eight weeks ended July 13, 2014, restaurant operating costs remained flat at 77.7% as compared to twenty-eight weeks ended July 14, 2013. Increases in food and beverage costs were offset by lower labor costs as a result of higher productivity and leverage from higher restaurant sales volumes on fixed costs.

◦
Net income decreased 15.0% to $9.5 million for the twelve weeks ended July 13, 2014 from $11.1 million for the twelve weeks ended July 14, 2013. The decrease was primarily driven by increased food and beverage costs, costs associated with the acquisition of franchised restaurants, and increased income tax expense as a result of a higher effective tax rate anticipated for fiscal year 2014. Diluted earnings per share decreased 15.6% to $0.65 for the twelve weeks ended July 13, 2014 as compared to $0.77 for the twelve weeks ended July 14, 2013. For the twenty-eight weeks ended July 13, 2014, net income increased 3.9% to $21.4 million from $20.6 million for the twenty-eight weeks ended July 14, 2013, primarily due to leverage from higher restaurant sales volumes on the fixed expenses. Diluted earnings per share increased 2.8% to $1.47 for the twenty-eight weeks ended July 13, 2014 as compared to $1.43 for the twenty-eight weeks ended July 14, 2013.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. Company-owned Red Robin restaurants and has been rolled out to a majority of franchised restaurants. We engage our guests through this program with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also let enrolled guests know early about new menu items to generate awareness and trial. In 2013, we changed our media buying approach to achieve greater continuity with less time off air between televised advertising windows. We also increased our use of digital, social and earned media to target and more effectively reach specific segments of our guest base. Our new “Million Reasons” advertising campaign features a female spokeswoman to appeal to our core target of female decision-makers and create continuity of branding across individual advertisements and media.

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, menu, food presentation and other guest experiences. Key elements of the remodel include greater separation of the bar and family dining areas, new exteriors, and signage. As of July 13, 2014, we have remodeled the interiors of 52 Company-owned Red Robin restaurants to our new brand standards and continue to modify and refine aspects of the remodel. In August 2013, we rolled-out new plating and presentation standards and a new spiral menu format to all Company-owned and franchised restaurants. By the end of fiscal year 2014, we expect to have a total of 95 Company-owned restaurants completely remodeled, including the exterior elements for the 52 restaurants remodeled to date.

•
Restaurant Development. We opened three new Red Robin restaurants during the twelve weeks ended July 13, 2014. We plan to open an additional 13 Red Robin restaurants during the remainder of 2014. In addition, on July 14, 2014, we completed the acquisition of 32 Red Robin franchised restaurants in the United States and Canada. During the twelve weeks ended July 13, 2014, our franchisees opened one Red Robin restaurant.

•
We opened two new Red Robin Burger Works restaurants, both located in the central business district of Chicago, during the twelve weeks ended July 13, 2014. We continue to evaluate the results of different types of trade areas as well as optimize operating performance. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing as expected and our college campus locations performing below our expectations. For the remainder of 2014, we plan to open two to three additional Red Robin Burger Works restaurants in central business district locations.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013
Company-owned:
Beginning of period	367	342	361	339
Opened during the period	5	2	9	5
Acquired from franchisee	—	—	4	—
Closed during the period	—	—	(2)	—
End of period	372	344	372	344
Franchised:
Beginning of period	129	133	134	133
Opened during the period	1	—	1	—
Sold or closed during the period	—	—	(5)	—
End of period	130	133	130	133
Total number of restaurants	502	477	502	477

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

	Twelve Weeks Ended		Twenty-eight Weeks ended
	July 13, 2014	July 14, 2013	July 13, 2014	July 14, 2013
Revenues:
Restaurant revenue	98.3%	98.4%	98.4%	98.4%
Franchise royalties, fees and other revenues	1.7	1.6	1.6	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.3	24.7	25.2	24.8
Labor	32.8	32.7	33.0	33.3
Other operating	12.3	12.1	12.2	12.2
Occupancy	7.4	7.2	7.4	7.3
Total restaurant operating costs	77.8	76.7	77.7	77.7
Depreciation and amortization	5.5	5.6	5.5	5.7
Selling, general and administrative	11.8	11.9	12.2	12.1
Pre-opening and acquisition costs	0.9	0.5	0.7	0.4
Income from operations	5.3	6.5	5.1	5.3

Interest expense, net and other	0.2	0.3	0.2	0.3
Income before income taxes	5.1	6.2	4.9	5.0
Provision for income taxes	1.4	1.5	1.3	1.2
Net income	3.7%	4.7%	3.6%	3.8%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(Revenues in thousands)	July 13, 2014	July 14, 2013	Percent Change	July 13, 2014	July 14, 2013	Percent Change
Restaurant revenue	$251,818	$234,490	7.4%	$586,813	$535,803	9.5%
Franchise royalties, fees and other revenue	4,315	3,809	13.3%	9,804	8,845	10.8%
Total revenues	$256,133	$238,299	7.5%	$596,617	$544,648	9.5%
Average weekly net sales volumes in Company-owned restaurants(1)	$57,549	$57,699	(0.3)%	$58,021	$56,719	2.4%
Total operating weeks	4,424	4,111	7.6%	10,234	9,555	7.1%
Net sales per square foot	$108	$107	0.9%	$253	$246	2.8%
___________________________________

(1)	Excludes Red Robin Burger Works.
Restaurant revenue for the twelve weeks ended July 13, 2014, which is comprised almost entirely of food and beverage sales, increased by $17.3 million, or 7.4%, as compared to second quarter 2013. Comparable restaurant revenue grew $2.8 million or 1.2% in the twelve weeks ended July 13, 2014 as a result of a 3.7% increase in average guest check and a 2.5% decrease in guest counts. The increase in average guest check resulted from a combination of menu price increases and increased mix of our Finest line of half-pound angus burgers, combined with higher sales of alcoholic beverages and desserts. Revenue from our non-comparable restaurants, which includes newly acquired restaurants and restaurants opened after the fourth quarter of fiscal 2012 or closed since the beginning of 2013, contributed an increase of $14.5 million in the twelve weeks ended July 13, 2014.
Restaurant revenue for the twenty-eight weeks ended July 13, 2014 increased by $51.0 million, or 9.5%, compared to the twenty-eight weeks ended July 14, 2013. Comparable restaurant revenue grew $18.8 million or 3.6% in the twenty-eight weeks ended July 13, 2014 primarily as a result of a 4.4% increase in average guest check due to a combination of higher prices, increased items sold per guest, and product mix. Our non-comparable restaurants contributed the remaining $32.2 million increase in restaurant revenue.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Franchise royalties and fees increased $0.1 million or 3.0%, and $0.4 million or 5.4% for the twelve and twenty-eight weeks ended July 13, 2014. The twelve and twenty-eight week increase is primarily attributable to the increased sales at franchise locations. Our franchisees reported that comparable restaurant revenue increased 2.9% for U.S. restaurants and increased 0.2% for Canadian restaurants for the twelve weeks ended July 13, 2014 compared to the twelve weeks ended July 14, 2013. For the twenty-eight weeks ended July 13, 2014, our franchises reported that comparable restaurant sales for U.S. restaurants increased 5.1% and Canadian restaurants increased 0.3%.
Other revenue consists primarily of gift card breakage and licensing royalty. Other revenue increased $0.4 million or 91.6%, and $0.5 million or 52.6% for the twelve and twenty-eight weeks ended July 13, 2014. The twelve and twenty-eight week increase is primarily attributable to the increase in gift card breakage revenue.
Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2014	July 14, 2013	Percent Change	July 13, 2014	July 14, 2013	Percent Change
Cost of sales	$63,689	$58,024	9.8%	$147,909	$133,006	11.2%
As a percent of restaurant revenue	25.3%	24.7%	0.6%	25.2%	24.8%	0.4%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 60 basis points for the twelve weeks ended July 13, 2014 compared to the same period in 2013. This increase as a percentage of restaurant revenue was caused by an increase in the cost of ground beef, seafood, and bar supplies, partially offset by a decrease in the cost of poultry, fry oil, and prepared food items.
For the twenty-eight weeks ended July 13, 2014, cost of sales as a percentage of restaurant revenue increased 40 basis points compared to the twenty-eight weeks ended July 14, 2013. The increase as a percentage of restaurant revenue was caused by an increase in the cost of ground beef, seafood, and prepared food items, partially offset by a decrease in the cost of produce and poultry.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2014	July 14, 2013	Percent Change	July 13, 2014	July 14, 2013	Percent Change
Labor	$82,572	$76,648	7.7%	$193,493	$178,530	8.4%
As a percent of restaurant revenue	32.8%	32.7%	0.1%	33.0%	33.3%	(0.3)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 13, 2014, labor as a percentage of restaurant revenue increased 10 basis points compared to the same period in 2013. This increase was primarily driven by an increase in workers’ compensation costs and increased minimum wages, partially offset by a decrease in controllable labor costs. Labor costs increased $5.9 million or 7.7% primarily due to the additional restaurants opened since the second quarter 2013.
For the twenty-eight weeks ended July 13, 2014, labor as a percentage of restaurant revenue decreased 30 basis points compared to the same period in 2013. This decrease primarily resulted from increased hourly productivity, the leverage of fixed labor on higher sales, and a reduction in payroll taxes, partially offset by increased workers’ compensation costs, restaurant management salary and minimum wages. Labor costs increased $15.0 million or 8.4% primarily due to the additional restaurants opened since the first quarter 2013.
Other Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2014	July 14, 2013	Percent Change	July 13, 2014	July 14, 2013	Percent Change
Other operating	$31,022	$28,463	9.0%	$71,619	$65,553	9.3%
As a percent of restaurant revenue	12.3%	12.1%	0.2%	12.2%	12.3%	(0.1)%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. For the twelve weeks ended July 13, 2014, other operating costs as a percentage of restaurant revenue increased 20 basis points over the prior year due primarily to increased credit card costs and utility costs, partially offset by lower supply costs and services and maintenance costs. Other operating costs increased $2.6 million or 9.0%, primarily due to the increase in utilities, services and maintenance, and other miscellaneous operating costs related to the additional restaurants opened since the second quarter 2013.
For the twenty-eight weeks ended July 13, 2014, other operating costs as a percentage of restaurant revenue decreased 10 bases points compared to the same period in 2013 primarily due to the lower supply costs. Other operating costs increased $6.1 million or 9.3%, primarily due to the increase in utilities, services and maintenance and other miscellaneous operating costs related to the additional restaurants opened since the first quarter 2013 as well as the impact of more inclement weather increasing utility and maintenance costs in the first quarter 2014.
Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2014	July 14, 2013	Percent Change	July 13, 2014	July 14, 2013	Percent Change
Occupancy	$18,618	$16,779	11.0%	$42,900	$39,352	9.0%
As a percent of restaurant revenue	7.4%	7.2%	0.2%	7.3%	7.3%	—%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in Pre-opening costs. For the twelve weeks ended July 13, 2014, occupancy costs as a percentage of restaurant revenue increased 20 basis points over the prior year, primarily due to higher fixed rents as a percentage of revenue for newly opened and acquired restaurants. Occupancy costs increased $1.8 million or 11.0%, primarily due to the increase in rents, common area maintenance costs, and real estate taxes related to the additional restaurants opened and acquired since the second quarter 2013. Our fixed rents for the twelve weeks ended July 13, 2014 and July 14, 2013 were $12.0 million and $10.9 million.
For the twenty-eight weeks ended July 13, 2014, occupancy costs increased $3.5 million or 9.0% compared to the same period in 2013 primarily due to the increase in fixed rents, common area maintenance costs and real estate taxes related to the additional restaurants opened since the first quarter 2013. Our fixed rents for the twenty-eight weeks ended July 13, 2014 and July 14, 2013 were $27.7 million and $25.3 million.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2014	July 14, 2013	Percent Change	July 13, 2014	July 14, 2013	Percent Change
Depreciation and amortization	$14,120	$13,319	6.0%	$33,006	$31,153	5.9%
As a percent of total revenues	5.5%	5.6%	(0.1)%	5.5%	5.7%	(0.2)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests and certain liquor licenses. For the twelve weeks ended July 13, 2014, depreciation and amortization expense increased $0.8 million or 6.0% over the prior year, primarily related to new restaurants opened and acquired since the second quarter 2013 and the restaurants remodeled under our brand transformation initiative. Depreciation and amortization expenses as a percentage of restaurant revenue decreased 10 basis points over prior year, primarily due to leverage from higher restaurant sales volumes on the fixed expenses.
For the twenty-eight weeks ended July 13, 2014, depreciation and amortization increased $1.9 million or 5.9% compared to the same period in 2013 primarily related to new restaurants opened and acquired since the first quarter 2013 and the restaurants remodeled under our brand transformation initiative. Depreciation and amortization expenses as a percentage of restaurant revenue decreased 20 basis points over prior year, primarily due to leverage from higher restaurant sales volumes on the fixed expenses.
Selling, General and Administrative

	Sixteen Weeks Ended			Twenty-eight Weeks ended
(In thousands, except percentages)	July 13, 2014	July 14, 2013	Percent Change	July 13, 2014	July 14, 2013	Percent Change
Selling, general and administrative	$30,320	$28,386	6.8%	$72,743	$65,994	10.2%
As a percent of total revenues	11.8%	11.9%	(0.1)%	12.2%	12.1%	0.1%
Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses and marketing costs.
Selling, general and administrative costs in the twelve weeks ended July 13, 2014 increased $1.9 million or 6.8% as compared to the same period in 2013. The increase was driven by a $3.4 million increase in selling costs primarily due to additional television advertising and gift card costs, partially offset by a decrease in incentive-based compensation.
For the twenty-eight weeks ended July 13, 2014, selling, general and administrative costs increased $6.7 million or 10.2% compared to the same period in 2013. The increase was driven primarily by a $5.0 million increase in selling costs, an increase in salaries and benefits and an increase in professional and outside services, partially offset by a decrease in incentive-based compensation.

Pre-opening and Acquisition Costs

	Sixteen Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 13, 2014	July 14, 2013	Percent Change	July 13, 2014	July 14, 2013	Percent Change
Pre-opening and acquisition costs	$2,326	$1,291	80.2%	$4,439	$2,125	108.9%
As a percent of total revenues	0.9%	0.5%	0.4%	0.7%	0.4%	0.3%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing and supplies costs and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened and the location of the restaurants. Pre-opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters. Pre-opening costs increased $0.4 million and $1.1 million for the twelve and twenty-eight weeks ended July 13, 2014 primarily due to the four additional Company-owned restaurants opened during the first two quarters 2014 compared to the same period in 2013.
We also incurred approximately $0.7 million and $1.2 million during the twelve and twenty-eight weeks ended July 13, 2014 related to acquisitions of franchised restaurants. No acquisition costs were recognized for the twelve and twenty-eight weeks ended July 14, 2013.
Interest Expense, Net and Other
Interest expense, net and other was $0.5 million for the twelve weeks ended July 13, 2014, a decrease of $0.2 million or 29.5% from the same period in 2013. The decrease was primarily related to a $0.1 million gain recognized from the investments held in the rabbi trust for our deferred compensation plan assets. No investment gain was recognized during the twelve weeks ended July 14, 2013.
Interest expense, net and other was $1.1 million for the twenty-eight weeks ended July 13, 2014, a decrease of $0.6 million or 34.8% from the same period in 2013. The decrease was primarily related to a lower average debt balance. Our weighted average interest rate was 3% and 2.9% for the twelve and twenty-eight weeks ended July 13, 2014, compared to 2.8% and 2.7% for the twelve and twenty-eight weeks ended July 14, 2013.
Provision for Income Taxes
The effective income tax rate for the twelve weeks ended July 13, 2014 was 27.1% compared to 24.3% for the twelve weeks ended July 14, 2013. The effective income tax rate for the twenty-eight weeks ended July 13, 2014 and July 14, 2013 was 27.1% and 24.1%. We anticipate that our full year fiscal 2014 effective tax rate will be approximately 26%.
Liquidity and Capital resources
Cash and cash equivalents increased $43.4 million to $60.5 million at July 13, 2014, from $17.1 million at the beginning of the fiscal year. During the twenty-eight weeks ended July 13, 2014, we borrowed an additional $40.0 million from our credit facility to fund our acquisitions of franchised restaurants. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative, purchase franchised restaurants, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each period presented (in thousands):

	Twenty-eight Weeks Ended
	July 13, 2014	July 14, 2013
Net cash provided by operating activities	$56,083	$71,005
Net cash used in investing activities	(56,578)	(31,689)
Net cash provided by (used in) financing activities	43,930	(45,211)
Net increase (decrease) in cash and cash equivalents	$43,435	$(5,895)

Operating Cash Flows
Net cash flows provided by operating activities were $56.1 million for the twenty-eight weeks ended July 13, 2014, compared to $71.0 million for the same period in 2013. Of the $14.9 million decrease, approximately $11.3 million relates to payouts of fiscal 2013 annual and long-term incentive compensation, $5.5 million relates to additional tax payments made during the twelve weeks ended July 13, 2014, $4.3 million relates to an increase in contribution to marketing and national media advertising funds, $2.2 million relates to increase in salaries and benefits, and $1.0 million relates to acquisition-related costs. The decrease in operating cash flows was partially offset by an $11.5 million increase related to profit from restaurant operations due to increased sales.
Investing Cash Flows
Net cash flows used in investing activities were $56.6 million for the twenty-eight weeks ended July 13, 2014, compared to $31.7 million for the same period in 2013. The increase over prior year is due to increased capital expenditures, including investments in acquired franchised restaurants, new restaurants, restaurant remodels, restaurant maintenance, and technology infrastructure. The following table lists the components of our capital expenditures for the twenty-eight weeks ended July 13, 2014 (in thousands):

Twenty-eight Weeks Ended July 13, 2014
New restaurants	$28,299
Restaurant remodels	12,798
Acquisition of franchised restaurants	7,942
Restaurant maintenance capital	4,874
Investment in technology infrastructure and other	2,758
Net cash used in capital expenditures	$56,671
Financing Cash Flows
Cash provided by our financing activities increased $89.1 million to $43.9 million for the twenty-eight weeks ended July 13, 2014 compared to the same period in 2013. This increase was primarily due to a $101.5 million increase in net debt borrowings, partially offset by $8.1 million cash used to repurchase the Company’s common stock and a $3.9 million decrease in cash proceeds from the exercise of employee stock options and employee stock purchases.
Credit Facility
On July 2, 2014, we replaced our existing credit facility (“Previous Credit Facility”) with a new credit facility (“New Credit Facility”) with the same lenders of the Previous Credit Facility. The New Credit Facility provides for a $250 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%). The New Credit Facility matures on July 2, 2019. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet. As of July 13, 2014, the Company had outstanding borrowings under the New Credit Facility of $127.5 million.
We had one interest rate swap with Rabobank International, Utrecht (“Rabobank”) to hedge the floating interest rate on our credit facilities. The interest rate swap had an effective date of August 5, 2011 with an initial notional amount of $74.1 million. The notional amount amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of July 13, 2014 was $56.3 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of July 13, 2014, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding increased $48.6 million to $137.3 million at July 13, 2014, from $88.7 million at December 29, 2013, primarily due to the additional borrowings under the New Credit Facility to fund restaurant acquisitions.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the twenty-eight weeks ended July 13, 2014, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2014, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2014.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013
Critical Accounting Policies and Estimates
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial position or results of operations.
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. The guidance is effective for the reporting periods beginning after December 15, 2014. We do not expect the adoption of this guidance will have a material impact on our financial statements.

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our marketing strategy, brand transformation initiative and planned restaurant remodeling; anticipated number of new restaurants; anticipated Red Robin Burger Works® development efforts; expected uses for available cash flow; anticipated funding for new restaurant openings; expectations about our interest-rate swaps; anticipated effective tax rate for 2014; beliefs about inflation and commodity and utility costs; and the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; the ability to fulfill planned expansion and restaurant remodeling; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 24, 2014.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: if our borrowings are denominated in U.S. Dollars, an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.00% to 1.00%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.00% to 2.00%; if our borrowings are denominated in Canadian Dollars, an ABR based on the Canadian Prime Rate plus 0.00% to 1.00%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.00% to 2.00%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our leverage ratio, as defined by the credit agreement. As of July 13, 2014, we had $69.4 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.7 million on an annualized basis.
Our objective in managing exposure to interest rate changes is to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we have used an interest rate swap and may use other means such as caps to manage our net exposure to interest rate changes related to our borrowings. As appropriate, on the date derivative contracts are entered into, we designate derivatives as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Refer to Note 9, Derivative and Other Comprehensive Income, of Notes to Condensed Consolidated Financial Statements of this report.
As of July 13, 2014, primarily all of our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of July 13, 2014, approximately 66.8% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of fiscal year 2014. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of the Company (“Management”), including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company’s CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    Legal Proceedings
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment related claims and claims from guests or team members alleging illness, injury, or other food quality, health, or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations.
ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 filed with the SEC on February 24, 2014. There have been no material changes to our Risk Factors disclosed in our 2013 Annual Report on Form 10-K, except for the addition of the following Risk Factor:
We are subject to economic, political, regulatory, and other risks related to our international operations.
We recently acquired 18 Red Robin franchised restaurants in Canada and may have further international expansion in the future. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

•	the need to adapt our brand for specific cultural and language differences:

•	new and different sources of competition;

•	difficulties and costs associated with staffing and managing foreign operations;

•	difficulties in adapting and sourcing product specifications for international restaurant locations;

•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	difficulties in complying with local laws, regulations and customs in foreign jurisdictions;

•	unexpected changes in regulatory requirements;

•	political or social unrest and economic instability;compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;

•	differences in enforceability of intellectual property and contract rights;

•	adverse tax consequences;

•	profit repatriation and other restrictions on the transfer of funds; and

•	different and more stringent user protection, data protection, privacy and other laws.
Our failure to manage any of these risks successfully could harm our future international operations and our overall business, and results of our operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 13, 2014, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the second quarter of fiscal year 2014.

Period (1)	Total Number of Shares (or Units) Purchases	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan
4/21/14 - 5/18/14	9,239	$61.61	186,339	$36,933,524
5/19/14 - 6/15/14	200	$61.18	186,539	$36,921,288
Pursuant to Publicly Announced Plans or Programs (2)	9,439
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) In November 2012, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program may be suspended or discontinued at any time. Since January 1, 2013, the Company has purchased 186,539 shares for a total of $13.1 million. As of July 13, 2014, there was approximately $36.9 million remaining under the current board authorization for future stock repurchases.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1	Credit Agreement, dated July 2, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 10, 2014.

10.2	Security Agreement, dated July 2, 2014. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 10, 2014.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 13, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 13, 2014 and December 29, 2013; (ii) Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended July 13, 2014 and July 14, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and twenty-eight weeks ended July 13, 2014 and July 14, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 13, 2014 and July 14, 2013; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 15, 2014	By:	/s/ Stuart B. Brown
(Date)		Stuart B. Brown (Chief Financial Officer)