Form 10-Q
period 2014-10-05
RED ROBIN GOURMET BURGERS INC
filed 2014-11-07
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common Stock, $0.001 par value per share	14,017,194

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 5, 2014	December 29, 2013
Assets:
Current assets:
Cash and cash equivalents	$19,940	$17,108
Accounts receivable, net	12,684	22,568
Inventories	24,639	21,992
Prepaid expenses and other current assets	13,817	15,766
Deferred tax asset and other	3,058	3,212
Total current assets	74,138	80,646
Property and equipment, net	490,804	444,727
Goodwill	86,727	62,525
Intangible assets, net	43,429	36,800
Other assets, net	12,849	9,947
Total assets	$707,947	$634,645
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$18,891	$19,117
Construction related payables	19,714	14,682
Accrued payroll and payroll-related liabilities	42,069	45,919
Unearned revenue	25,872	35,740
Accrued liabilities and other	24,992	24,454
Total current liabilities	131,538	139,912
Deferred rent	56,510	51,985
Long-term debt	147,375	79,375
Long-term portion of capital lease obligations	8,071	8,513
Other non-current liabilities	8,212	7,457
Total liabilities	351,706	287,242
Stockholders’ equity:
Common stock; $0.001 par value: 30,000 shares authorized; 17,845 and 17,851 shares issued; 14,033 and 14,350 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,812 and 3,501 shares, at cost	(131,898)	(110,486)
Paid-in capital	199,928	197,145
Accumulated other comprehensive loss, net of tax	(1,180)	(25)
Retained earnings	289,373	260,751
Total stockholders’ equity	356,241	347,403
Total liabilities and stockholders’ equity	$707,947	$634,645
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Revenues:
Restaurant revenue	$263,883	$226,844	$850,696	$762,647
Franchise royalties, fees and other revenues	3,493	3,829	13,297	12,674
Total revenues	267,376	230,673	863,993	775,321
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	68,241	57,253	216,150	190,259
Labor	88,918	76,624	282,410	255,154
Other operating	34,124	29,463	105,744	95,016
Occupancy	21,222	17,132	64,122	56,484
Depreciation and amortization	15,209	13,436	48,216	44,589
Selling, general and administrative expenses	27,831	27,481	100,573	93,475
Pre-opening and acquisition costs	2,605	2,482	7,045	4,607
Total costs and expenses	258,150	223,871	824,260	739,584
Income from operations	9,226	6,802	39,733	35,737
Other expense:
Interest expense, net and other	986	624	2,134	2,387
Income before income taxes	8,240	6,178	37,599	33,350
Provision for income taxes	1,032	1,517	8,977	8,070
Net income	$7,208	$4,661	$28,622	$25,280
Earnings per share:
Basic	$0.51	$0.33	$2.00	$1.78
Diluted	$0.50	$0.32	$1.97	$1.75
Weighted average shares outstanding:
Basic	14,216	14,328	14,299	14,189
Diluted	14,397	14,600	14,517	14,472
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Net income	$7,208	$4,661	$28,622	$25,280
Other comprehensive income (loss), net of tax:
Changes in derivative instrument:
Net change in fair value of interest rate swap	(10)	(129)	(87)	(80)
Net loss reclassified into interest expense	21	19	72	58
Tax (expense) benefit	(4)	43	6	5
Net changes in derivative instrument	$7	$(67)	$(9)	$(17)
Foreign currency translation adjustment	$(1,146)	—	$(1,146)	—
Other comprehensive loss, net of tax	$(1,139)	$(67)	$(1,155)	$(17)
Total comprehensive income	$6,069	$4,594	$27,467	$25,263
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 5, 2014	October 6, 2013
Cash flows from operating activities:
Net income	$28,622	$25,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,216	44,589
Stock-based compensation expense	3,211	3,099
Other, net	(1,998)	(4,196)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	7,958	1,997
Trade accounts payable and accrued liabilities	(1,125)	13,940
Unearned revenue	(8,794)	(6,833)
Other operating assets and liabilities, net	6,848	4,306
Net cash provided by operating activities	82,938	82,182
Cash flows from investing activities:
Purchases of property, equipment and intangible assets	(75,859)	(50,393)
Acquisition of franchise restaurants, net of cash acquired	(48,664)	—
Other investing activities	(1,024)	—
Net cash used in investing activities	(125,547)	(50,393)
Cash flows from financing activities:
Borrowings of long-term debt	172,000	104,500
Payments of long-term debt and capital leases	(104,606)	(148,576)
Purchase of common stock	(25,712)	(2,503)
Debt issuance costs	(690)	—
Tax benefit from exercise of stock options	1,920	3,048
Proceeds from exercise of stock options and employee stock purchase plan	2,579	7,266
Net cash provided by (used in) financing activities	45,491	(36,265)
Effect of exchange rate changes on cash	(50)	—
Net increase (decrease) in cash and cash equivalents	2,832	(4,476)
Cash and cash equivalents, beginning of period	17,108	22,440
Cash and cash equivalents, end of period	$19,940	$17,964

Supplemental of cash flow information
Income taxes paid	$12,496	$4,786
Interest paid, net of amounts capitalized	$2,729	$1,920
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining restaurants. As of October 5, 2014, the Company owned and operated 409 restaurants located in 37 states and two Canadian provinces. The Company also sells franchises, of which there were 98 restaurants in 15 states as of October 5, 2014. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended October 5, 2014 is referred to as third quarter 2014, or the twelve weeks ended October 5, 2014; the quarter ended July 13, 2014 is referred to as second quarter 2014, or the twelve weeks ended July 13, 2014; the quarter ended April 20, 2014 is referred to as first quarter 2014, or the sixteen weeks ended April 20, 2014; and together the first, second, and third quarters of 2014 are referred to as the forty weeks ended October 5, 2014. The Company’s quarter that ended October 6, 2013 is referred to as third quarter 2013, or the twelve weeks ended October 6, 2013; the quarter ended July 14, 2013 is referred to as second quarter 2013, or the twelve weeks ended July 14, 2013; the quarter ended April 21, 2013 is referred to as first quarter 2013, or the sixteen weeks ended April 21, 2013; and together the first, second, and third quarters of 2013 are referred to as the forty weeks ended October 6, 2013.
Significant Accounting Policies
Our significant accounting policies are described in the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, except for the addition of the following accounting policies that we adopted as a result of our recent franchised restaurant acquisitions:
Business Combinations. The Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including the fair value determination of indefinable intangible assets such as reacquired franchise rights, and any other significant assets or liabilities. In making these determinations, the Company may use the assistance of an independent third party valuation group.
Foreign Currency Translation. The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of other comprehensive income (loss). Gain or loss from foreign currency transactions is recognized in our condensed consolidated statements of income.

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
2. Goodwill and Intangible Assets
The following table presents goodwill as of October 5, 2014 and December 29, 2013 (in thousands):

Balance, December 29, 2013	$62,525
Acquisitions	24,891
Effect of Foreign Currency Translation Adjustment	$(689)
Balance, October 5, 2014	$86,727
The Company has had no goodwill impairment losses in the periods presented in the above table or any prior periods. Refer to Note 5, Acquisitions of Red Robin Franchised Restaurants for details of the acquisitions.
The following table presents intangible assets as of October 5, 2014 and December 29, 2013 (in thousands):

	October 5, 2014			December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired franchise rights and favorable leases	$51,363	$(19,786)	$31,577	$43,330	$(17,622)	$25,708
Leasehold interests	12,476	(5,402)	7,074	12,476	(4,875)	7,601
Liquor licenses	10,030	(9,493)	537	9,924	(9,278)	646
	$73,869	$(34,681)	$39,188	$65,730	$(31,775)	$33,955
Indefinite-lived intangible assets:
Liquor licenses	$4,241	$—	$4,241	$2,845	$—	$2,845
Intangible assets, net	$78,110	$(34,681)	$43,429	$68,575	$(31,775)	$36,800
There were no impairments to intangible assets during the forty weeks ended October 5, 2014 and October 6, 2013. The aggregate amortization expense related to intangible assets subject to amortization was $1.0 million and $0.4 million for the twelve weeks ended October 5, 2014 and October 6, 2013, and $2.9 million and $2.8 million for the forty weeks ended October 5, 2014 and October 6, 2013.

The estimated aggregate future amortization expense as of October 5, 2014 is as follows, (in thousands):

Remainder of 2014	$985
2015	4,121
2016	3,942
2017	3,810
2018	3,546
Thereafter	22,784
$39,188
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

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Risk-free interest rate	1.4%	N/A	1.7%	0.7%
Expected years until exercise	4.2	N/A	5.7	4.2
Expected stock volatility	40.2%	N/A	44.6%	44.4%
Dividend yield	—%	N/A	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$18.12	N/A	$30.70	$15.19
The following table presents a summary of the Company’s stock-based compensation activity for the forty weeks ended October 5, 2014 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 29, 2013	491	139
Granted	76	37
Forfeited/expired	(10)	(5)
Exercised/vested	(68)	(70)
Outstanding, October 5, 2014	489	101
We recognized expense from stock-based compensation for twelve weeks and forty weeks ended October 5, 2014 and October 6, 2013 as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Restaurant related	$16	$25	$65	$129
Selling, general and administrative related	1,162	831	3,146	2,970
Total stock-based compensation	$1,178	$856	$3,211	$3,099

4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 5, 2014, weighted average stock options outstanding of 79 thousand shares and 61 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the twelve and forty weeks ended October 6, 2013, weighted average stock options outstanding of 5 thousand shares and 102 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Net income	$7,208	$4,661	$28,622	$25,280

Basic weighted average shares outstanding	14,216	14,328	14,299	14,189
Dilutive effect of stock options and awards	181	272	218	283
Diluted weighted average shares outstanding	14,397	14,600	14,517	14,472

Earnings per share:
Basic	$0.51	$0.33	$2.00	$1.78
Diluted	$0.50	$0.32	$1.97	$1.75
5. Acquisitions of Red Robin Franchised Restaurants
The Company acquires franchised restaurants to enhance opportunity for future growth. On March 24, 2014, the Company acquired four restaurants from one of its U.S. franchisees with a purchase price of $8.0 million in cash. On July 14, 2014, the Company completed an acquisition of 32 Red Robin franchised restaurants, 14 in the United States and 18 in Canada, from Mach Robin, LLC and its Canadian affiliate, with a purchase price of $40.7 million in cash.
The pro forma impact of these acquisitions and the operating results of the acquired restaurants are not presented as the impact was not material to reported results.
The above acquisitions were accounted for using the purchase method as defined in ASC 805, Business Combinations. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. The goodwill generated by the acquisitions is not amortizable for book purposes but is amortizable and deductible for tax purposes. The Company preliminarily allocated the purchase price to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair Value at
Acquisition Date
Property, plant and equipment	$14,157
Intangible assets	9,394
Goodwill	24,892
Net working capital	221
Total purchase price	$48,664
Of the $9.4 million of intangible assets, $7.6 million is related to reacquired franchise rights, which will be amortized on a straight-line basis over 10 to 14 years, and $1.3 million is related to acquired non-amortizable liquor licenses with an indefinite life. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.

6. Impairment and Restaurant Closures
The value of long-lived assets, including restaurants sites, leasehold improvements, information technology systems and other fixed assets are evaluated when events or changes in circumstances indicate that impairment may be present. As of October 5, 2014, the Company has approximately $8.0 million of software in development related to our supply chain and human resource management system modules. Subsequent to October 5, 2014, the Company completed an upgrade of its ERP system which will allow management to determine whether implementation of these modules will meet the Company's operating requirements. If the Company determines that the modules will not meet necessary operating requirements, it could result in an impairment of all or a portion of the investment.
The Company closed two restaurants during the first quarter 2014 and did not close any restaurants during the second quarter 2014. Both restaurants had been impaired in fiscal year 2013. The Company temporarily closed one restaurant due to public construction during the third quarter 2014 and expects to reopen this restaurant in 2015. No impairments to restaurants were recorded during the forty weeks ended October 5, 2014 and October 6, 2013.
The Company evaluates restaurants that are closed and allocates goodwill based on the relative fair value of the disposed restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. No goodwill was allocated to the restaurants closed during first quarter 2014, because both restaurants had projected negative cash flow and consequently did not have positive fair value.
7. Advertising Costs
Costs incurred in connection with the advertising and marketing of the Company are included in selling, general and administrative expenses. Advertising and marketing includes salaries and benefits of marketing personnel, advertising, media and marketing materials. Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $8.9 million and $8.4 million for the twelve weeks ended October 5, 2014 and October 6, 2013, which included $7.7 million and $6.8 million related to selling expense. Advertising and marketing costs were $32.2 million and $27.2 million for the forty weeks ended October 5, 2014 and October 6, 2013, which included $27.9 million and $22.0 million related to selling expense.
8. Borrowings
Borrowings as of October 5, 2014 and December 29, 2013 are summarized below (in thousands):

	October 5, 2014	December 29, 2013
Revolving credit facility and other long-term debt	$147,375	$79,375
Capital lease obligations	8,733	9,339
Total debt	156,108	88,714
Less: Current portion	(662)	(826)
Long-term debt	$155,446	$87,888
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
The New Credit Facility matures on July 2, 2019. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of October 5, 2014, the Company had outstanding borrowings under the New Credit Facility of $146.5 million, in addition to amounts issued under letters of credit of $8.0 million, which reduce the amount available under the credit facility but are not recorded as debt. As of December 29, 2013, the Company had outstanding borrowings under the Previous Credit Facility of $78.5 million, in addition to amounts issued under letters of credit of $8.1 million.
Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets. Unamortized debt issuance costs were $1.9 million and $1.4 million as of October 5, 2014 and December 29, 2013.
The Company has a pay fixed/receive variable interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”) to hedge the floating interest rate on its credit facilities. The terms of the Company’s interest rate swap with Rabobank were unaffected by the replacement of the Company’s Previous Credit Facility with the New Credit Facility on July 2, 2014. The notional amount hedged pursuant to the agreement as of October 5, 2014 and December 29, 2013 was $54.4 million and $61.9 million. Refer to Note 9, Derivative and Other Comprehensive Income.
The Company is subject to a number of customary covenants under its New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, and dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of October 5, 2014.
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

The Company had one interest rate swap at October 5, 2014 and December 29, 2013 with Rabobank to hedge its floating interest rate borrowings. The Company entered into this variable-to-fixed interest rate swap agreement with Rabobank in August 2011 with an initial notional amount of $74.1 million. The notional amount amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of October 5, 2014 and December 29, 2013 was $54.4 million and $61.9 million. Under the terms of the interest rate swap, the quarterly cash payment or receipt is equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date. The Company’s hedging relationship with Rabobank was not affected by the replacement of the Previous Credit Facility with the New Credit Facility on July 2, 2014. The designation of the interest rate swap applied on the New Credit Facility as the hedging relationship is still highly effective. Changes in fair value of the interest rate swap are recorded, net of tax, as a component of Accumulated other comprehensive income (“AOCI”), in the accompanying consolidated balance sheets. The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, to Interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in Interest expense. The following table presents gains and losses on the interest rate swap designated as a cash flow hedge recognized in the Other comprehensive income (“OCI”) and reclassifications from AOCI to earnings for the twelve and forty weeks ended October 5, 2014 and October 6, 2013 (in thousands):

	Gains (Losses) recognized in OCI on derivative (effective portion)		Losses reclassified from AOCI into income (effective portion)		Gains (Losses) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Twelve Weeks Ended	$(10)	$(129)	$(21)	$(19)	$—	$3
Forty Weeks Ended	$(87)	$(80)	$(72)	$(58)	$2	$3
The following table summarizes the fair value and presentation of the interest rate swap in the accompanying consolidated balance sheets as hedging instruments as of October 5, 2014 and December 29, 2013 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at October 5, 2014	Fair Value at December 29, 2013
Accrued liabilities	$341	$516
Other non-current liabilities	—	271
Total derivatives	$341	$787
The components of accumulated other comprehensive income related to the interest rate swap being used to hedge cash flows as of October 5, 2014 and December 29, 2013 were as follows (in thousands):

	October 5, 2014	December 29, 2013
Unrealized loss related to cash flow hedges, pretax	$(48)	$(43)
Tax benefit	14	13
Accumulated other comprehensive loss related to interest rate swap	$(34)	$(30)
The interest rate swap was highly effective during the twelve and forty weeks ended October 5, 2014. Amounts reclassified from accumulated other comprehensive loss into interest expense represent payments made to the counterparty for the effective portion of the interest rate swap. The Company expects the swap to continue to be highly effective until it matures on June 30, 2015. Approximately $48 thousand of the deferred losses included in accumulated other comprehensive loss on the accompanying consolidated balance sheets at October 5, 2014 is expected to be reclassified into earnings during the next twelve months. Additionally, the Company had no obligations as of October 5, 2014 to post collateral under the terms of the interest rate swap agreements. If the Company had breached any of its provisions at October 5, 2014, it could have been required to settle its obligations on the interest rate swap at a termination value of $0.3 million.

10. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in Other assets, net in the accompanying condensed consolidated balance sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $5.4 million and $3.8 million as of October 5, 2014 and December 29, 2013. The value of the deferred compensation plan liability is dependent upon the fair values of the assets held in the rabbi trust and therefore is not measured at fair value.
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
Other than disclosed in Note 5, Acquisitions of Red Robin Franchised Restaurants, as of October 5, 2014 and December 29, 2013, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be level 2 instruments. The carrying value of the Company’s credit facility as of October 5, 2014 and December 29, 2013 was $146.5 million and $78.5 million. The fair value of the Company’s credit facility as of October 5, 2014 and December 29, 2013 was approximately$146.4 million and $78.4 million. There were $8.7 million of outstanding borrowings recorded for the Company’s capital leases as of October 5, 2014, which have an estimated fair value of $10.3 million. At December 29, 2013, the carrying amount of the Company’s capital lease obligations was $9.3 million and the fair value was $10.9 million.
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
12. Related Party Transactions
The former president and majority owner of one of the Company’s former franchises served on the Company’s board of directors from 2009 until his retirement in May 2013. The Company purchased 13 Red Robin® restaurants in Washington from this former franchisee in 2006. The retired board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $0.3 million and $0.9 million for the twelve and forty weeks ended October 6, 2013.
13. Subsequent Events
The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2014 and 2013 refer to the twelve and forty week periods ending October 5, 2014 and October 6, 2013, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates and franchises casual-dining restaurants with 507 locations as of October 5, 2014. The Company operated 409 Company-owned restaurants located in 37 states and two Canadian provinces comprised of 402 Red Robin restaurants and seven Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and service. The Company also franchises restaurants, of which there were 98 restaurants in 15 states as of October 5, 2014. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and forty weeks ended October 5, 2014, and our outlook for the remainder of fiscal year 2014:

•
Restaurant Acquisitions. During the twelve and forty weeks ended October 5, 2014, we completed the acquisition of 32 and 36 Red Robin franchised restaurants in the United States and Canada, with a total purchase price of $48.7 million in cash. The acquired restaurants contributed $23.1 million and $26.3 million in restaurant revenue for the twelve and forty weeks ended October 5, 2014.

•	Financial performance.

◦
Restaurant revenues increased $37.0 million or 16.3% to $263.9 million for the twelve weeks ended October 5, 2014 as compared to the twelve weeks ended October 6, 2013, primarily due to $35.0 million from acquired and new restaurants, net of closures, and a $2.0 million or 0.9% increase in comparable restaurant revenue. For the forty weeks ended October 5, 2014, restaurant revenues increased $88.0 million or 11.5% to $850.7 million as compared to the forty weeks ended October 6, 2013, primarily due to $66.5 million from acquired and new restaurants, net of closures, and a $21.5 million or 2.9% increase in comparable restaurant revenue.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 90 basis points to 80.5% for the twelve weeks ended October 5, 2014 compared to 79.6% for the twelve weeks ended October 6, 2013. Excluding acquired restaurants, restaurant operating costs increased 10 basis points primarily due to an increase in food and beverage costs driven mostly by higher beef costs. For the forty weeks ended October 5, 2014, restaurant operating costs, as a percentage of restaurant revenue, increased 20 basis points to 78.5% as compared to 78.3% for the forty weeks ended October 6, 2013. Excluding acquired restaurants, restaurant operating costs were flat, as increases in food and beverage costs were offset by lower labor costs resulting from higher productivity and leverage from higher restaurant sales volumes on fixed costs.

◦
Net income increased 54.6% to $7.2 million for the twelve weeks ended October 5, 2014 from $4.7 million for the twelve weeks ended October 6, 2013. The increase was primarily driven by restaurants acquired and opened since the third quarter 2013. Diluted earnings per share increased 56.3% to $0.50 for the twelve weeks ended October 5, 2014 as compared to $0.32 for the twelve weeks ended October 6, 2013. For the forty weeks ended October 5, 2014, net income increased 13.2% to $28.6 million from $25.3 million for the forty weeks ended October 6, 2013, primarily due to income from restaurants acquired and opened since the first quarter 2013. The increase was partially offset by increased selling expenses and costs associated with the acquisition of franchised restaurants. Diluted earnings per share increased 12.6% to $1.97 for the forty weeks ended October 5, 2014 as compared to $1.75 for the forty weeks ended October 6, 2013.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. Company-owned Red Robin restaurants and has been rolled out to a majority of franchised restaurants. We engage our guests through this program with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also let enrolled guests know early about new menu items to generate awareness and trial. In 2013, we changed our media buying approach to achieve greater continuity with less time off air between televised advertising windows. We also increased our use of digital, social, and earned media to target and more effectively reach specific segments of our guest base. Our “Million Reasons” advertising campaign features a female spokeswoman to appeal to our core target of female decision-makers and create continuity of branding across individual advertisements and media.

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, menu, food presentation, and other guest experiences. Key elements of the remodel include greater separation of the bar and family dining areas, new exteriors, and signage. We expect to remodel a total of 65 Company-owned restaurants in fiscal year 2014 which will bring the cumulative total to 95 remodeled restaurants by fiscal 2014 year end.

•
Restaurant Development. We opened six and thirteen new Red Robin restaurants during the twelve and forty weeks ended October 5, 2014. We plan to open an additional six Red Robin restaurants during the remainder of 2014. During the forty weeks ended October 5, 2014, our franchisees opened one restaurant, closed one restaurant, and sold 36 restaurants to us. We expect that our franchisees will open one new Red Robin restaurant during the remainder of 2014.

•
Red Robin Burger Works. We opened two new Red Robin Burger Works restaurants, both located in the central business district of Chicago, during the forty weeks ended October 5, 2014. We continue to evaluate the results of different types of trade areas as well as optimize operating performance. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing as expected and our college campus locations performing below our expectations. For the remainder of 2014, we plan to open one additional Red Robin Burger Works restaurant in a central business district location and close one college campus-located Red Robin Burger Works restaurant.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Company-owned:
Beginning of period	372	344	361	339
Opened during the period	6	6	15	11
Acquired from franchisee	32	—	36	—
Closed during the period	(1)	—	(3)	—
End of period	409	350	409	350
Franchised:
Beginning of period	130	133	134	133
Opened during the period	—	2	1	2
Sold or closed during the period	(32)	—	(37)	—
End of period	98	135	98	135
Total number of restaurants	507	485	507	485

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

	Twelve Weeks Ended		Forty Weeks ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Revenues:
Restaurant revenue	98.7%	98.3%	98.5%	98.4%
Franchise royalties, fees and other revenues	1.3	1.7	1.5	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.9	25.2	25.4	24.9
Labor	33.7	33.8	33.2	33.5
Other operating	12.9	13.0	12.4	12.5
Occupancy	8.0	7.6	7.5	7.4
Total restaurant operating costs	80.5	79.6	78.5	78.3
Depreciation and amortization	5.7	5.8	5.6	5.8
Selling, general and administrative	10.4	11.9	11.6	12.1
Pre-opening and acquisition costs	1.0	1.1	0.8	0.6
Income from operations	3.5	2.9	4.6	4.6

Interest expense, net and other	0.4	0.3	0.2	0.3
Income before income taxes	3.1	2.7	4.4	4.3
Provision for income taxes	0.4	0.7	1.1	1.0
Net income	2.7%	2.0%	3.3%	3.3%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 5, 2014	October 6, 2013	Percent Change	October 5, 2014	October 6, 2013	Percent Change
Restaurant revenue	$263,883	$226,844	16.3%	$850,696	$762,647	11.5%
Franchise royalties, fees and other revenue	3,493	3,829	(8.8)%	13,297	12,674	4.9%
Total revenues	$267,376	$230,673	15.9%	$863,993	$775,321	11.4%
Average weekly net sales volumes in Company-owned restaurants(1)	$54,684	$55,029	(0.6)%	$56,944	$56,207	1.3%
Total operating weeks	4,887	4,168	17.3%	15,121	13,723	10.2%
Net sales per square foot	$102	$101	1.0%	$355	$341	4.1%
___________________________________

(1)	Excludes Red Robin Burger Works.
Restaurant revenue for the twelve weeks ended October 5, 2014, which is comprised almost entirely of food and beverage sales, increased by $37.0 million or 16.3% as compared to the third quarter of fiscal 2013. We acquired 36 franchised restaurants during the first three quarters of fiscal 2014, which contributed $23.1 million or 10.2% of the increase. New restaurant openings, net of closures, since the second quarter of fiscal 2013 provided an additional $11.9 million or 5.2% of the increase. Comparable restaurant revenue grew $2.0 million or 0.9%, driven by a 3.2% increase in average guest check, partially offset by a 2.3% decrease in guest counts. The increase in average guest check resulted from a combination of menu price increases and increased mix of our Finest line of half-pound angus burgers, combined with higher sales of alcoholic beverages, appetizers, and soups.
Restaurant revenue for the forty weeks ended October 5, 2014 increased by $88.0 million or 11.5% compared to the forty weeks ended October 6, 2013. New restaurant openings, net of closures, since the beginning of fiscal year 2013 contributed $40.2 million or 5.3% of the increase. Our 36 newly acquired restaurants contributed $26.3 million or 3.4% of the increase in the forty weeks ended October 5, 2014. Comparable restaurant revenue grew $21.5 million or 2.9% primarily as a result of a 4.0% increase in average guest check, partially offset by a 1.1% decrease in guest counts. The increase in average guest check was primarily driven by a combination of menu price increases, increased mix of our Finest line of half-pound angus burgers, and an increase in items sold per guest.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Franchise royalties and fees decreased $0.7 million or 20.4%, and $0.2 million or 2.2% for the twelve and forty weeks ended October 5, 2014, primarily related to the royalties from 36 franchised restaurants that we acquired in 2014. The decrease was partially offset by an increase in franchise royalties from our ongoing franchisees. Our franchisees reported that comparable restaurant revenue increased 2.8% for the twelve weeks ended October 5, 2014 compared to the twelve weeks ended October 6, 2013. For the forty weeks ended October 5, 2014, our franchises reported that comparable restaurant revenue increased 4.1%.
Other revenue consists primarily of gift card breakage and licensing royalties. Other revenue increased $0.3 million or 53.1%, and $0.9 million or 52.8% for the twelve and forty weeks ended October 5, 2014, primarily due to an increase in gift card breakage revenue.
Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2014	October 6, 2013	Percent Change	October 5, 2014	October 6, 2013	Percent Change
Cost of sales	$68,241	$57,253	19.2%	$216,150	$190,259	13.6%
As a percent of restaurant revenue	25.9%	25.2%	0.7%	25.4%	24.9%	0.5%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 70 basis points for the twelve weeks ended October 5, 2014 compared to the same period in 2013. This increase as a percentage of restaurant revenue was due to an increase in the cost of ground beef, seafood, and dairy products, partially offset by a decrease in the cost of french fries, fry oil, and prepared food items.

For the forty weeks ended October 5, 2014, cost of sales as a percentage of restaurant revenue increased 50 basis points compared to the forty weeks ended October 6, 2013. The increase as a percentage of restaurant revenue was caused by an increase in the cost of ground beef, seafood, and dairy products, partially offset by a decrease in the cost of poultry, french fries, and produce.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2014	October 6, 2013	Percent Change	October 5, 2014	October 6, 2013	Percent Change
Labor	$88,918	$76,624	16.0%	$282,410	$255,154	10.7%
As a percent of restaurant revenue	33.7%	33.8%	(0.1)%	33.2%	33.5%	(0.3)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 5, 2014, labor as a percentage of restaurant revenue decreased 10 basis points compared to the same period in 2013. This decrease was primarily driven by a decrease in restaurant management incentive compensation and payroll taxes, partially offset by an increase in health insurance costs and average hourly rate. Labor costs increased $8.2 million or 10.7% due to restaurants acquired in 2014.
For the forty weeks ended October 5, 2014, labor as a percentage of restaurant revenue, excluding acquired restaurants, decreased 30 basis points compared to the same period in 2013. This decrease primarily resulted from increased hourly productivity, a decrease in restaurant management incentive compensation and a reduction in payroll taxes, partially offset by increased workers’ compensation costs and health insurances costs.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2014	October 6, 2013	Percent Change	October 5, 2014	October 6, 2013	Percent Change
Other operating	$34,124	$29,463	15.8%	$105,744	$95,016	11.3%
As a percent of restaurant revenue	12.9%	13.0%	(0.1)%	12.4%	12.5%	(0.1)%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. For the twelve weeks ended October 5, 2014, other operating costs as a percentage of restaurant revenue decreased 10 basis points over the prior year due primarily to decreased supply and utility costs, partially offset by higher services and maintenance costs.
For the forty weeks ended October 5, 2014, other operating costs as a percentage of restaurant revenue decreased 10 basis points compared to the same period in 2013 primarily due to lower supply costs.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2014	October 6, 2013	Percent Change	October 5, 2014	October 6, 2013	Percent Change
Occupancy	$21,222	$17,132	23.9%	$64,122	$56,484	13.5%
As a percent of restaurant revenue	8.0%	7.6%	0.4%	7.5%	7.4%	0.1%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in Pre-opening costs. For the twelve weeks ended October 5, 2014, occupancy costs as a percentage of restaurant revenue increased 40 basis points over the prior year, primarily due to higher rents, common area maintenance costs, and real estate taxes as a percentage of revenue for newly opened and acquired restaurants. Our fixed rents for the twelve weeks ended October 5, 2014 and October 6, 2013 were $14.2 million and $11.0 million.
For the forty weeks ended October 5, 2014, occupancy costs as a percentage of restaurant revenue increased 10 basis points over the prior year, primarily due to higher occupancy costs as a percentage of revenue for newly opened and acquired restaurants. Our fixed rents for the forty weeks ended October 5, 2014 and October 6, 2013 were $41.9 million and $36.3 million.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2014	October 6, 2013	Percent Change	October 5, 2014	October 6, 2013	Percent Change
Depreciation and amortization	$15,209	$13,436	13.2%	$48,216	$44,589	8.1%
As a percent of total revenues	5.7%	5.8%	(0.1)%	5.6%	5.8%	(0.2)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests and certain liquor licenses. For the twelve weeks ended October 5, 2014, depreciation and amortization expense increased $1.8 million or 13.2% over the prior year, primarily related to new restaurants opened and acquired since the third quarter 2013 and restaurants remodeled under our brand transformation initiative.
For the forty weeks ended October 5, 2014, depreciation and amortization increased $3.6 million or 8.1% compared to the same period in 2013 primarily related to new restaurants opened and acquired since the first quarter 2013 and restaurants remodeled under our brand transformation initiative.
Selling, General and Administrative

	Twelve Weeks Ended			Forty Weeks ended
(In thousands, except percentages)	October 5, 2014	October 6, 2013	Percent Change	October 5, 2014	October 6, 2013	Percent Change
Selling, general and administrative	$27,831	$27,481	1.3%	$100,573	$93,475	7.6%
As a percent of total revenues	10.4%	11.9%	(1.5)%	11.6%	12.1%	(0.5)%
Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses, and marketing costs.
Selling, general and administrative costs in the twelve weeks ended October 5, 2014 increased $0.4 million or 1.3% as compared to the same period in 2013. The increase was primarily due to an increase in marketing program costs and gift card program growth, partially offset by a decrease in incentive-based compensation.
For the forty weeks ended October 5, 2014, selling, general and administrative costs increased $7.1 million or 7.6% compared to the same period in 2013. The increase was driven primarily by a $5.9 million increase in advertising, an increase in gift card costs, an increase in salaries and benefits, and an increase in professional and outside services, partially offset by a decrease in incentive-based compensation.
Pre-opening and Acquisition Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 5, 2014	October 6, 2013	Percent Change	October 5, 2014	October 6, 2013	Percent Change
Pre-opening and acquisition costs	$2,605	$2,482	5.0%	$7,045	$4,607	52.9%
As a percent of total revenues	1.0%	1.1%	(0.1)%	0.8%	0.6%	0.2%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing and supply costs and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened and the location of the restaurants. Pre-opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters. Pre-opening costs decreased $0.5 million for the twelve weeks ended October 5, 2014 due to fewer restaurant openings scheduled for the first few weeks of the fourth quarter 2014, compared to the same period in 2013. Pre-opening costs increased $0.6 million for the forty weeks ended October 5, 2014 primarily due to the four additional Company-owned restaurants opened during the first three quarters 2014 compared to the same period in 2013.
We also incurred approximately $0.6 million and $1.8 million during the twelve and forty weeks ended October 5, 2014 related to acquisitions of franchised restaurants. No acquisition costs were recognized for the twelve and forty weeks ended October 6, 2013.

Interest Expense, Net and Other
Interest expense, net and other was $1.0 million for the twelve weeks ended October 5, 2014, an increase of $0.4 million or 57.9% from the same period in 2013. The increase was primarily related to a higher average debt balance in the third quarter 2014 compared to the same period in 2013.
Interest expense, net and other was $2.1 million for the forty weeks ended October 5, 2014, a decrease of $0.3 million or 10.6% from the same period in 2013. The decrease was primarily related to a $0.3 million increase in gain recognized from the investments held in the rabbi trust for our deferred compensation plan assets.
Our weighted average interest rate was 2.4% and 3.0% for the twelve and forty weeks ended October 5, 2014, compared to 2.6% and 2.7% for the twelve and forty weeks ended October 6, 2013.
Provision for Income Taxes
The effective income tax rate for the twelve weeks ended October 5, 2014 was 12.5%, compared to 24.6% for the twelve weeks ended October 6, 2013. The decrease was primarily driven by a research and development tax credit of $0.5 million, as well as approximately $0.3 million of Work Opportunity Tax Credit and other return to provision true-ups. The effective income tax rate for the forty weeks ended October 5, 2014 and October 6, 2013 was 23.9% and 24.2%. We anticipate that our full year fiscal 2014 effective tax rate will be approximately 24.5%.
Liquidity and Capital resources
Cash and cash equivalents increased $2.8 million to $19.9 million at October 5, 2014, from $17.1 million at the beginning of the fiscal year. During the forty weeks ended October 5, 2014, we borrowed an additional $68.0 million from our credit facility to fund our acquisitions of franchised restaurants and repurchase of our common stock. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative, purchase franchised restaurants, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 5, 2014	October 6, 2013
Net cash provided by operating activities	$82,938	$82,182
Net cash used in investing activities	(125,547)	(50,393)
Net cash provided by (used in) financing activities	45,491	(36,265)
Effect of exchange rate changes on cash	(50)	—
Net increase (decrease) in cash and cash equivalents	$2,832	$(4,476)
Operating Cash Flows
Net cash flows provided by operating activities were $82.9 million for the forty weeks ended October 5, 2014, compared to $82.2 million for the same period in 2013. The $0.7 million increase was driven by a $16.3 million increase in restaurant operations due to new restaurants opened and acquired in 2014, offset by $7.7 million in additional tax payments, a $4.1 million increase in contributions to marketing and national media advertising funds, and a $4.3 million increase in payouts of fiscal 2013 annual and long-term incentive compensation.

Investing Cash Flows
Net cash flows used in investing activities were $125.5 million for the forty weeks ended October 5, 2014, compared to $50.4 million for the same period in 2013. The increase over prior year is due to increased capital expenditures, including the acquisition of franchised restaurants, investments in new restaurants, restaurant remodels, restaurant maintenance, and technology infrastructure. The following table lists the components of our capital expenditures, net of currency translation effect, for the forty weeks ended October 5, 2014 (in thousands):

Forty Weeks Ended October 5, 2014
New restaurants	$42,042
Restaurant remodels	21,912
Acquisition of franchised restaurants	48,664
Restaurant maintenance capital	8,324
Investment in technology infrastructure and other	3,581
Net cash used in capital expenditures	$124,523
Financing Cash Flows
Cash provided by our financing activities increased $81.8 million to $45.5 million for the forty weeks ended October 5, 2014 compared to the same period in 2013. This increase was primarily due to a $111.5 million increase in net debt borrowings, partially offset by $23.2 million additional cash used to repurchase the Company’s common stock, a $4.7 million decrease in cash proceeds from the exercise of employee stock options and employee stock purchases and a $1.1 million decrease in the tax benefit from exercise of stock options.
Credit Facility
On July 2, 2014, we replaced our existing credit facility (“Previous Credit Facility”) with a new credit facility (“New Credit Facility”) with the same lenders of the Previous Credit Facility. The New Credit Facility provides for a $250 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%). The New Credit Facility matures on July 2, 2019. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying consolidated balance sheet. As of October 5, 2014, the Company had outstanding borrowings under the New Credit Facility of $146.5 million.
We had one interest rate swap with Rabobank International, Utrecht (“Rabobank”) to hedge the floating interest rate on our credit facilities. The interest rate swap had an effective date of August 5, 2011 with an initial notional amount of $74.1 million. The notional amount amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of October 5, 2014 was $54.4 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of October 5, 2014, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding increased $67.4 million to $156.1 million at October 5, 2014, from $88.7 million at December 29, 2013, primarily due to the additional borrowings under the New Credit Facility to fund restaurant acquisitions and purchases of our common stock.

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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the forty weeks ended October 5, 2014, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2014, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2014.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013, except the additional operating lease obligations related to the 36 franchised restaurants acquired during the forty weeks ended October 5, 2014. The following table summarizes the payments related to these operating leases as of October 5, 2014 (in thousands):

	Payments Due by Period
	Total	Remainder of 2014	2015-2016	2017-2018	2019 and Thereafter
Operating lease obligations from acquired restaurants	$55,807	$1,991	$14,256	$12,616	$26,945
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, except for the addition of the following:
Business Combinations. The Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including the fair value determination of indefinable intangible assets such as reacquired franchise rights, and any other significant assets or liabilities. In making these determinations, the Company may use the assistance of an independent third party valuation group.

Foreign Currency Translation. The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of other comprehensive income (loss). Gain or loss from foreign currency transactions is recognized in our condensed consolidated statements of income.
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
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our marketing strategy, brand transformation initiative and planned restaurant remodeling; anticipated number and timing of new restaurant openings; anticipated restaurant development efforts, including Red Robin Burger Works; expected uses for available cash flow; anticipated funding for new restaurant openings; expectations about our interest-rate swaps; anticipated effective tax rate for 2014; beliefs about inflation and commodity and utility costs; and the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; the ability to fulfill planned expansion and restaurant remodeling; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 29, 2013, filed with the SEC on February 24, 2014, and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 13, 2014.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: if our borrowings are denominated in U.S. Dollars, an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.00% to 1.00%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.00% to 2.00%; if our borrowings are denominated in Canadian Dollars, an ABR based on the Canadian Prime Rate plus 0.00% to 1.00%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.00% to 2.00%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our leverage ratio, as defined by the credit agreement. As of October 5, 2014, we had $92.1 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.9 million on an annualized basis.
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
Foreign Currency Exchange Risk
We operate 18 restaurants in Canada and the Canadian dollar is the functional currency for our Canadian restaurant operations. We have currency risk related to transactions denominated in Canadian dollars and the translation of our Canadian restaurants’ financial results into U.S. dollars.
Due to the immateriality of our Canadian restaurant operations, our foreign currency risk is limited at this date. As a result, the Company has not entered into any foreign currency exchange rate contracts to hedge against changes in foreign currency exchange rates on assets and liabilities expected to be settled at a future date. Refer to the “Risk Factors” set forth in Part II, Item 1A of this filing for more information about the market risks to which we are now exposed as a result of our expansion into the international market.
Commodity Price Risks
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of October 5, 2014, approximately 74.7% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of fiscal year 2014. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

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
As discussed in Note 5, Acquisitions of Red Robin Franchised Restaurants, to our Condensed Consolidated Financial Statements, we acquired 36 franchised restaurants, 18 in the United States and 18 in Canada, during the forty weeks ended October 5, 2014. We have integrated the 18 acquired U.S. restaurants into our existing internal control environment as of October 5, 2014. We are evaluating the internal controls over financial reporting for the 18 acquired Canadian restaurants and will be implementing changes as needed to align their controls with the rest of the Company. As a result of the timing of the acquisition, we currently intend to exclude the 18 acquired Canadian restaurants from the annual assessment of our internal control over financial reporting for the year ending December 28, 2014. Internal controls for the Canadian restaurants will be included in the 2015 assessment.

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

ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 filed with the SEC on February 24, 2014. There have been no material changes to our Risk Factors disclosed in our 2013 Annual Report on Form 10-K and updated by our 2014 second quarter Form 10-Q as filed with the SEC and available on our website, except for the addition of the following Risk Factor:
If the implementation of our upgraded information technology systems continues to be delayed, or there is a material failure in such systems, our business operations and profits could be negatively affected, and our systems may be inadequate to support our future growth strategies.
We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of sale systems, financial systems, marketing programs, employee engagement, supply chain management, cyber-security, and various other processes and transactions. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties.
In order to increase efficiency and operational capabilities and to support growth, we committed to a significant capital investment to upgrade and expand our information technology systems. We have encountered ongoing challenges and delays in implementing the supply chain and human resource management system modules of our ERP system, which have caused delays in realizing anticipated benefits and additional costs. Despite the significant capital investment to upgrade the systems identified above, these new systems may be insufficient to achieve the expected results, which could result in a write-down or write-off of our investment, require additional significant future commitments of resources and capital, and negatively affect our business and results of operations.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 5, 2014, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the third quarter of fiscal year 2014.

Period (1)	Total Number of Shares (or Units) Purchases	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan
8/11/14 - 9/7/14	192,534	$53.45	379,073	$26,630,307
9/8/14 - 10/5/14	133,623	$54.96	512,696	19,286,865
Pursuant to Publicly Announced Plans or Programs (2)	326,157
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) In November 2012, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program may be suspended or discontinued at any time. Since January 1, 2013, the Company has purchased 512,696 shares for a total of $30.7 million. As of October 5, 2014, there was approximately $19.3 million remaining under the current board authorization for future stock repurchases.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1
Severance Agreement by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., and Eric C. Houseman dated July 25, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2014.

10.2
Consulting Agreement by and between Red Robin Gourmet Burgers, Inc., and Todd A. Brighton dated August 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 5, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 5, 2014 and December 29, 2013; (ii) Condensed Consolidated Statements of Operations for the twelve and forty weeks ended October 5, 2014 and October 6, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and forty weeks ended October 5, 2014 and October 6, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 5, 2014 and October 6, 2013; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 7, 2014	By:	/s/ Stuart B. Brown
(Date)		Stuart B. Brown (Chief Financial Officer)