Form 10-K
period 2014-12-28
RED ROBIN GOURMET BURGERS INC
filed 2015-02-20
CIK 1171759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $987.3 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 14,044,572 shares of common stock outstanding as of February 19, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2014 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, is a casual dining restaurant chain operating in North America and focused on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to guests of all ages. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969 and opened the first Red Robin Burger Works® in Denver, Colorado in November 2011. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc., and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to “Red Robin,” “we,” “us,” “our” or the “Company” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. For the 52-week fiscal year 2014, we generated total revenues of $1.1 billion. As of the end of our fiscal year on December 28, 2014, the Red Robin system included 514 restaurants, of which 415 were Company-owned, and 99 were operated under franchise agreements with 15 franchisees. Our franchisees are independent organizations to whom we provide certain support. See “Restaurant Franchise and Licensing Arrangements” for additional information about our franchise program. As of December 28, 2014, there were Red Robin restaurants in 43 states, Washington, D.C., and two Canadian provinces.
Financial information for our single operating segment is included in Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Business Strategy
We are committed to delivering superior experiences for our guests which we believe will lead to operating and financial results greater than our casual dining peers. Through our engaged and motivated team members, our mission is to deliver a customized experience and create a unique connection with guests of all ages who want to enjoy craveable gourmet burgers in a fun, energetic environment with attentive and friendly service. We have identified and continue to search for opportunities that will drive strong financial performance through increasing guest traffic and revenue, improving operational efficiencies, and expense management, enhancing our restaurant environments, and expanding our restaurant base. We have built short-term and long-term strategies and initiatives around these opportunities to optimize returns through allocation of our capital. These strategies and initiatives include:

•
Increasing guest engagement.  We have developed initiatives to increase profitable guest traffic and sales in our restaurants through greater frequency of visits and increasing our average guest check. Our strategy to increase engagement with guests is supported by our brand transformation initiative and restaurant remodeling program as well as a service model which encourages our team members to build a connection with our guests. Additionally, we plan to grow our average check through selling incremental items while allowing our guests to manage their total cost with different price points. See “Marketing and Advertising” below for additional information about our marketing strategy and initiatives.

•
Improving operational efficiencies and expense management.  We continue to focus on managing our expenses in the operation of our restaurants and in our selling, general, and administrative functions. Our restaurant operating costs include food and other commodities, labor cost and benefits, restaurant supplies, utilities, occupancy, and other operating costs. Macroeconomic and other external factors, such as increases in commodity, labor, and other prices have historically resulted in upward trends in these restaurant operating costs. We have implemented multiple programs to mitigate the impact of these external factors, including continued optimization of our distribution and supply chain relationships, labor productivity improvement efforts, and initiatives to streamline operational processes. We are in the process of implementing a major overhaul of our data infrastructure, including the replacement of operational, payroll, and talent management systems. We will continue these initiatives and examine additional opportunities to reduce overhead costs and improve efficiencies throughout our organization as part of our ongoing cost management efforts.

•
Expanding our footprint.  We believe that disciplined deployment of capital to optimize the return on our capital investments will allow us to both grow the brand and to maximize long-term shareholder returns. Capital deployment decisions include the evaluation of a number of opportunities including making determinations as to new development sites, restaurant sizes, markets and trade areas, relocations, and remodels. Other capital allocation decisions include the appropriate mix of Company-owned and franchise units, debt levels, capital structure, and use of capital generated by operation. In fiscal year 2014, we opened 22 new Company-owned restaurants, including three Red Robin Burger Works, our fast casual prototype, relocated one Red Robin restaurant, and completed the acquisition of 36 Red Robin franchised restaurants in the United States and Canada. In addition, we remodeled 74 Red Robin restaurants to our new brand standards, bringing the total number of restaurants remodeled to our new standards to 104. We plan on opening 20 new Company-owned Red Robin restaurants in fiscal year 2015, in addition to five Red Robin Burger Works restaurants. We also plan to remodel at least 125 additional Red Robin restaurants to our new brand standards in fiscal year 2015, which will result in over 225 restaurants conforming to the new design standards.
Restaurant Concept
The Red Robin brand has many desirable attributes, including a range of high-quality product offerings, a strong guest-focused culture, and a value proposition designed to help our guests customize their experiences.
We pride ourselves on being THE Burger Authority. Our menu features our signature product, a line of Gourmet Burgers which we make from premium quality, fresh ground beef as well as our everyday-value line of Red’s Tavern Double Burgers™, and our Red Robin’s Finest line of half-pound Angus beef burgers with premium toppings. We also offer burgers made from chicken breasts, fish fillets, turkey patties, as well as vegetarian, and vegan options. We offer a wide selection of buns-including ciabatta, gluten free, sesame, onion and whole grain buns, and jalapeno rolls-with a variety of toppings-including fresh guacamole, housemade barbeque sauces, aiolis, grilled pineapple, crispy onion straws, sautéed mushrooms, fried jalapenos, bruschetta salsa, coleslaw, eight different cheese choices, and a fried egg. All of our burgers are served with our all-you-can-eat Bottomless Steak Fries® or a guest may choose alternative bottomless sides. In addition, we specialize in customizing our menu items to meet our guests’ dietary needs and preferences. In addition to burgers, which accounted for approximately 46.5% of our total food sales in fiscal year 2014, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers (generally priced at $3, $5, $7, and $9), salads, soups, seafood, and other entrees, desserts, the Company’s signature alcoholic, and non-alcoholic specialty beverages, and a broadened variety of national and craft beers.
We believe in respecting our guests need for the “gift of time”. Red Robin menu items are designed to be delivered to our guests in a time-efficient manner to accommodate their timetable. Our service sequence is designed to consistently prepare our menu items at a speed which allows guests to enjoy time-efficient lunches and dinners. However, our primary goal is to customize the experience to what the guest wants - be it speed or a more relaxed dining occasion. We strive to meet the needs of our guests by offering a choice of experiences and occasions from time-pressured meals to a place to relax and unwind with friends. Red Robin also has an unparalleled and extraordinary approach to guest service and we have cataloged thousands of stories of Red Robin team members who live our values through random acts of kindness they bestow upon restaurant guests and other team members. Many examples can be found on our website, www.redrobin.com. We encourage our team members to execute on the aspects of service that we have identified to be our biggest drivers of our guest loyalty.
We also strive to provide our guests with exceptional dining value and the ability to customize their experience. In fiscal year 2014, we had an average check per guest of approximately $12.63 including beverages. We believe this price-to-value relationship, our innovative array of burgers ranging in price from $6.99 to $14.29 elevate us from our casual dining competitors and allow us to appeal to a broad base of consumers with a wide range of income levels. A low average guest check relative to other casual dining restaurants, combined with attentive and timely service, engaging team members, and a family-friendly atmosphere further differentiates us from our restaurant competitors.
Operations
Restaurant Management
Our typical restaurant management team consists of a general manager, an assistant general manager, and two or three assistant managers depending on restaurant sales volumes. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and developing of team members, as well as operating results. Our typical restaurant employs approximately 65 hourly team members, most of whom work part-time.
For our new restaurants, we try to identify seasoned leadership teams 12 months in advance of opening, with the expectation that seasoned leadership will provide a better team member and guest experience while enabling a new restaurant to quickly reach normalized operations.
Learning and Development
We strive to maintain quality and consistency in each of our restaurants through the training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and production as well as the maintenance of our restaurants. Each restaurant has a core group of certified learning coaches who provide on-the-job instruction for new team members who must complete a final certification for their position. These certified learning coaches participate in a “train-the-trainer” workshop that provides them with knowledge and tactics to enable them to coach our team members to meet our standards.
Restaurant managers are required to complete a Management Foundations training program in one of our certified training restaurants that includes guest service, kitchen, and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain ongoing training with their general manager. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available and prepared for future restaurant openings and to fill open management positions. We utilize periodic scorecards for ongoing coaching and conduct annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference to deliver additional training to general managers in areas such as leadership, food safety, management systems, hospitality, and other relevant topics.
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
Quality Control and Purchasing
Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply from product receipt through preparation and service. We provide detailed specifications for our food ingredients, products, and supplies to our suppliers. We qualify and audit our key manufacturers and growers. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association’s ServSafe program. Minimum cooking requirements, specifically safe handling, and cooling procedures, and frequent temperature, and quality checks ensure the safety, and quality of all food we serve in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant’s management team determines the restaurant’s daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to ensure that the products received meet our safety and quality specifications. Additionally, we utilize the services of an independent auditing company to perform unannounced comprehensive food safety and sanitation inspections in all Red Robin restaurants.
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements which may include fixed price contracts that vary in term lengths or formula based pricing agreements which can fluctuate on changes in raw material commodity pricing. Ground beef represented approximately 17% of our total cost of goods in fiscal year 2014 and chicken represented 10% of our total cost of goods. In fiscal year 2015, we expect our overall commodity costs to increase approximately 4%. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, we have not experienced significant disruptions in our supply chain. As of December 28, 2014, approximately 43% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of fiscal year 2015.
Restaurant Development
Red Robin seeks to grow its restaurant base prudently considering a number of factors including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. We believe that site selection is critical to our success and thus we devote substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas, and specific sites that are likely to yield the greatest density of desirable demographic characteristics, retail traffic, and visibility. Over the past three years, we have opened a total of 58 new restaurants, acquired 37 franchised restaurants, relocated four units, and closed seven restaurants.
In 2011, we introduced Red Robin Burger Works, a smaller non-traditional prototype with a limited menu and limited service that is designed to serve the needs of our guests in markets where full-sized sites are not available, such as central business districts, urban areas, and other non-traditional sites. We expect most Red Robin Burger Works restaurants to range between 1,800 and 2,200 square feet and compete with other fast-casual chains for time pressed guests seeking higher quality food than from quick-service chains. We have seven Red Robin Burger Works restaurants open in three markets and have three additional units under construction and scheduled to open in the first fiscal quarter of 2015. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing as expected while our college campus locations have performed below our expectations.
During 2015, the Company expects to open 20 new Company-owned Red Robin restaurants in addition to five Red Robin Burger Works. The costs of a full-sized 6,000 square foot Red Robin restaurant and a mid-sized 4,400 square foot Red Robin restaurant range from $1.8 to $2.2 million and $1.3 to $1.8 million, respectively, depending on location (stand alone, mall or in-line retail) assuming it is a leased location. The cost to construct a Red Robin Burger Works ranges from $0.5 to $0.8 million. In 2015, we plan to open primarily mid-sized Red Robin restaurants based on the financial returns of these units and the availability of locations in markets where we would like to expand.
Restaurant Franchise and Licensing Arrangements
As of December 28, 2014, we had 15 franchisees that were operating 99 restaurants in 15 states. In fiscal year 2014, our franchisees closed one restaurant, opened two new restaurants, and sold 36 restaurants to us. We expect that our franchisees will open up to two new Red Robin restaurants in fiscal year 2015. Our two largest franchisees own 43 restaurants located in Michigan, Ohio, and eastern and central Pennsylvania.
We have not actively sought new franchisees in recent years and as of December 28, 2014. We expect only limited growth of our franchisees for the foreseeable future as they invest capital to bring existing restaurants to our current brand and design standards.
Our typical franchise arrangement consists of an Area Development Agreement (“ADA”) and a separate franchise agreement for each restaurant. A franchisee pays us an initial franchise fee of $35,000 per restaurant. Our current form of ADA grants the franchisee the exclusive right to develop restaurants in a defined area over a defined term, which is usually five years. Upon execution of the ADA, a franchisee pays us a $10,000 development fee for each restaurant the franchisee agrees to develop and that amount is credited against the total fee of $35,000. At this time, we have one active ADA with a franchisee. For existing franchisees that do not have a current ADA, we may negotiate individually the terms under which they may develop additional restaurants.
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
Franchise Compliance Assurance
We actively work with and monitor our franchisees’ performance to help them develop and operate their restaurants in compliance with Red Robin’s standards, systems and procedures. During the restaurant development phase, we review the franchisee’s site selection and provide the franchisee with our prototype building plans. We provide trainers to assist the franchisee in opening the restaurant for business. We advise the franchisee on all menu items, management training, and equipment and food purchases. On an ongoing basis, we conduct brand equity reviews of all franchise restaurants to determine their level of effectiveness in executing our concept.
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
Our corporate offices and Company-owned restaurants are enabled with information technology and decision support systems. In our restaurants, these systems are designed to provide operational tools for sales, inventory, and labor management. This technology includes industry-specific, off-the-shelf systems, as well as proprietary software such as tools designed to optimize food and beverage costs and labor costs. These systems are integrated with our point-of-sale systems to provide daily, weekly, and period-to-date information that is important for managers to run an efficient and effective operation, and to provide financial reporting information. We also use other systems to interact with our guests. These include an online guest feedback system, which provides real-time results on guest service, food quality, and atmosphere to each of our restaurants.
We utilize centralized financial, accounting, and human resources/personnel systems for Company-owned restaurants. In addition, we use an operations scorecard which integrates data from our centralized systems with the distributed information managed in our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins, and other results.
In order to increase efficiency and operational capabilities and to support growth, we have committed to a significant capital investment to upgrade and expand some of these systems. During the fiscal year 2014, we encountered ongoing challenges and delays in implementing the supply chain and human resource management system modules of our Enterprise Resource Planning (“ERP”) system, which have caused delays in realizing anticipated benefits and additional costs. As a result, in the fourth quarter of fiscal year 2014 we wrote down $7.6 million capitalized costs associated with certain software in development relate to the supply chain and human resource management system modules as they would not meet our operating requirements if they were implemented. In 2015, we plan to invest in technology and data infrastructure that supports guest engagement, team member talent management, and payroll as well as improving other systems and processes.
We accept electronic payment cards from our guests for payment in our restaurants. We also receive and maintain certain personal information about our guests and team members. We have systems and processes in place that focus on the protection of our guests’ credit card information and other private information that we are required to protect, such as our team members’ personal information. We have taken a number of steps to prevent the occurrence of security breaches in this respect. Our systems have been carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned stores, we are required to maintain the highest level of Payment Card Industry ("PCI") Data Security Standard compliance at our corporate offices and Company-owned restaurants. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Our credit card security practices and systems are certified as compliant with the PCI Data Security Standard annually by an independent, qualified security assessor.
We also engage other security assessors and consultants to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from guests and team members.
Marketing and Advertising
We build brand equity and awareness primarily through national marketing, including national television, digital media, social media programs, email, loyalty, and public relations initiatives. These programs are funded primarily through cooperative creative development and national media advertising funds.
In recent years, we have undertaken significant market research initiatives to gain feedback and perceptions in order to inform our business decisions. Among other things, we use a guest satisfaction tool in all restaurants that provides feedback from guests, via the Internet or by phone, on their experiences. Restaurant managers use this information to help identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our national brand equity scores and business drivers among both current and potential guests, and we track the frequency and purchase behavior of guests who are members of our Red Robin RoyaltyTM loyalty program.
In fiscal year 2012, we began testing our brand transformation program to enhance our service, menu, food presentation, and other guest experiences. Our brand transformation goal is to reinforce our position as a go-to place for families while attracting more visits from adult guests dining together. In fiscal year 2013, we implemented key service changes, a new menu format, new plating, and food presentation system-wide. As of the end of fiscal year 2014, we have updated 104 locations to the new brand standard design and all restaurants constructed in 2014 comply with these new design standards.

A key focus for us continues to be delivering innovative menu items consistent with our gourmet burger positioning and doing so at an everyday value to our guests. Our fiscal year 2014 marketing strategy focused on driving traffic with everyday value advertising with in-restaurant merchandising of premium burgers, entrees, appetizers, beverage, and desserts.
Team Members
As of December 28, 2014, we had 27,543 employees, to whom we refer as team members, consisting of 27,198 team members at Company-owned restaurants and 345 team members at our corporate headquarters and field offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.
We support our team members by offering competitive wages and benefits for eligible team members, including medical, and other insurance, an employee stock purchase plan and equity-based awards for eligible corporate, and operations employees at the director level and above. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement. At certain levels, we also offer performance-based incentives tied to sales, profitability, and/or certain qualitative measures.
Executive Officers
The following table sets forth information about our executive officers and other key employees:

Name	Age	Position
Stephen E. Carley	62	Chief Executive Officer(1)
Stuart B. Brown	49	Senior Vice President and Chief Financial Officer
Cathy Cooney	63	Senior Vice President and Chief People Officer
Michael L. Kaplan	46	Senior Vice President, Secretary and Chief Legal Officer
Chris Laping	42	Senior Vice President and Chief Information Officer
Jeff Melnick	48	Senior Vice President of Operations
Denny Marie Post	57	Senior Vice President and Chief Marketing Officer
(1) Also a member of the Company’s board of directors.
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
Cathy Cooney.    Ms. Cooney joined the Company as Senior Vice President and Chief People Officer in July 2013. Ms. Cooney previously served as Executive Vice President, Human Resources of CareFusion Corporation from September 2009 to June 2011 and prior its spinoff she served as Senior Vice President, Human Resources-Clinical and Medical Products of Cardinal Health from July 2008 to September 2009. She was Senior Vice President, Human Resources-Clinical Technologies, and Services from September 2004 to July 2008 and Senior Vice President, Human Resources-Leadership Development of Cardinal Health from January 2003 to September 2004.
Michael L. Kaplan.    Mr. Kaplan joined Red Robin as Senior Vice President, Chief Legal Officer and Secretary in October 2013. Prior to joining the Company, he served as Senior Vice President, General Counsel, Chief Security Officer and Corporate Secretary of DAE Aviation Holdings, Inc. (d/b/a Standard Aero), a privately held global aviation maintenance company, from January 2010 to September 2013, and as a Shareholder at Greenberg Traurig, LLP, an international law firm, from January 2002 to January 2010.
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
Jeff Melnick.    Mr. Melnick joined Red Robin as a Regional Vice President of Operations in March 2006 and was promoted to Senior Vice President Operations in August 2014. Prior to joining Red Robin, Mr. Melnick served as Regional Director of Operations for Brinker International from 2002 to 2006 and as Area Director of Operations at Chili’s Grill and Bar from 1995 to 2002.
Denny Marie Post.    Ms. Post joined the Company as Senior Vice President and Chief Marketing Officer in August 2011. Before joining Red Robin, Ms. Post was the Managing Member of mm&i Consulting LLC, a marketing consulting firm, from June 2010 to July 2011. She served as Senior Vice President, Chief Marketing Officer of T-Mobile USA from July 2008 to May 2010, as Senior Vice President, Global Beverage, Food, and Quality at Starbucks Corporation from February 2007 to June 2008, as Senior Vice President, Chief Concept Officer of Burger King Corp. from April 2004 to January 2007, and prior to that, in various marketing executive roles at YUM! Brands, Inc.
Competition
The restaurant industry is highly competitive and our guests may choose to purchase food at supermarkets or other food retailers. For some occasions, we compete against other segments of the restaurant industry, including quick-service, and fast-casual restaurants but our primary competition is with other sit-down, casual dining restaurants. The number, size and strength of competitors vary by region, concept, market, and even restaurant. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. In particular, we face competition from concepts focused on the sale of hamburgers, including quick service, and fast casual concepts. Many of these concepts are expanding faster than us and are penetrating both geographic and demographic markets that we target as well. Moreover, many of these concepts compete with smaller-sized building units, which allow them greater flexibility in site selection and market penetration.
We believe that our guest demographics, strong brand recognition, gourmet burger concept, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our competitors. We believe we compete favorably with respect to each of these factors. Our competitors include well-established national chains which have more substantial marketing resources. We also compete with many other restaurant and retail establishments for site locations and team members.
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
Trademarks
We have a number of registered trademarks and service marks, including the Red Robin, Red Robin Gourmet Burgers®, Red Robin America’s Gourmet Burgers & Spirits®, Red Robin Burger Works®, “YUMMM®”, Red Robin Gourmet Burgers and BrewsTM, and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these marks, among others, with the United States Patent and Trademark Office, and we have applied to register various trademarks in certain other international jurisdictions.
In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe that our trademarks, service marks, and other intellectual property rights have significant value and are important to our brand building efforts and the marketing of our restaurant concept.
Government Regulation
Our restaurants are subject to licensing and regulation by state, province, and local health, safety, fire, and other authorities, including licensing requirements, and regulations for the sale of alcoholic beverages and food. To date, we have been able to obtain and maintain all necessary licenses, permits, and approvals. The development and construction of new restaurants is subject also to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our team members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, health care and benefits, workers’ compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct. Federal, state and local government agencies have established or are in the process of establishing regulations requiring that we disclose to our guests nutritional information regarding the items we serve.
Available Information
We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “project,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Annual Report on Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” “Consolidated Financial Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements relate to, among other things:

•
our business objectives and strategic plans, including growth in guest traffic and revenue, improvements in operational efficiencies and expense management, enhancing our restaurant environments, and expanding our restaurant base;

•	the continuation of our share repurchase program, and other capital deployment opportunities;

•	our ability to grow our average check and increase sales of incremental items;

•	our focus on attracting new guests while retaining loyal guests and our initiatives targeted at adult guests as our restaurant concept evolves;

•	our ability to grow sales through menu and service enhancement;

•	any future price increases and their effect on our revenue and profit;

•
the timing and cost of our investment and implementation of a major overhaul of our information technology systems and data infrastructure to support guest engagement, team member talent management, and payroll and anticipated related benefits;

•	anticipated Company owned restaurant openings and remodels, including the anticipated number and type of new restaurants, and the timing of such openings and remodels;

•
anticipated restaurant operating costs, including commodity and food prices, labor and energy costs, and selling, general and administrative expenses, the effect of inflation on such costs, and our ability to reduce overhead costs and improve efficiencies;

•	anticipated legislation including regarding minimum wage standards;

•	our brand transformation initiatives, including the anticipated number and timing of restaurant remodels, and expected financial performance of remodeled restaurants;

•	anticipated Red Robin Burger Works development efforts;

•	the amount of capital expenditures in fiscal year 2015;

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, and working capital requirements in fiscal year 2015 and beyond;

•	anticipated retention of future cash flows to fund our operations and expansion of our business, to pay down debt, or to repurchase stock;

•	the sufficiency of the supply of our food, supplies, and labor pool to carry on our business;

•	our franchise program, franchisee new restaurant openings and remodels, and potential expansion and other changes to our franchise program;

•	anticipated interest, and tax expense;

•	expectations regarding the materiality of our operations in Canada and the resulting currency fluctuation risk related thereto;

•	expectations about our interest rate swap;

•	the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs;

•	expectations regarding competition, and our competitive advantages against our casual dining peers; and

•	expectations regarding consumer preferences and consumer discretionary spending.
Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: the effectiveness of our business strategy and improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets, and lack of market awareness in new markets; changes in consumer disposable income; consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition, and discounting in the casual dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in energy and labor costs, including due to changes in health care, and market wage levels; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers, and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; weather conditions, and related events in regions where our restaurants are operated; and changes in accounting standards policies, and practices or related interpretations by auditors or regulatory entities.
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
Risks Related to Our Business
Our business improvement initiatives may not continue to be successful or achieve the desired results in a timely fashion.
We continue to evolve our business improvement initiatives that are designed to both improve the Company’s results in the short term and create sustainable growth in the long term. These initiatives continue to focus on enhancing our guest experience to increase top line revenue, improving operating efficiency and expense management, and growing our restaurant base through new Company-owned and franchised restaurants. They include our initiatives to elevate our guest experience through our brand transformation initiative and to upgrade our information technology and other systems, and the use of varying size restaurant prototypes to expand our ability to grow our restaurant base. While many of these initiatives have been implemented in various stages and are generating positive results, there is no assurance that these initiatives and the projects undertaken to accomplish such initiatives will continue to be successful, or that the Company has, or will have sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them.
Our marketing and branding strategies to attract, engage, and retain our guests may not be successful, which could negatively affect our business.
We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage, and retain customers. Our unique loyalty program, “Red Robin Royalty™” has experienced some success in driving sales and guest counts by providing loyal guests with various incentives and rewards. We intend to continue our focus on serving families while targeting adult occasions, and to grow beverage and food sales, including alcoholic beverages, appetizers and desserts, through menu, and service enhancements. We do not have any assurance that our marketing strategies will be successful. If new advertising, modified branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales or guest traffic we expect and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and more extensive national marketing strategies and media usage and we may not be able to successfully compete against those established programs.
As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. There are a variety of risks associated with the use of social media, including the improper disclosure of proprietary information, negative comments about the Company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or team members could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
Our success depends on our ability to effectively compete in the restaurant industry to attract and retain guests.
Competition in the restaurant industry is intense and barriers to entry are low. Our competitors include a large and diverse group of restaurants in all segments ranging from quick serve and fast casual to “polished casual” and those verging on fine dining. These competitors range from independent local operators that have opened restaurants in various markets, high growth targeted “better” burger concepts in the quick serve and fast casual space, to the well-capitalized national restaurant companies. Many of these concepts have already captured segments of the market that we are targeting, such as adult-only occasions, and are expanding faster than we are, penetrating both desirable geographic, and demographic markets. Many of our competitors are well established in the casual dining market segment and in certain geographic locations and some of our competitors have substantially greater financial, marketing, and other resources than we have available. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract guests.
We also compete with other restaurants and retail establishments for real estate and attractive locations including locations for our smaller prototype restaurants, Red Robin’s Burger Works. There is no assurance that these smaller prototypes will successfully compete with other restaurant concepts.

Uncertainty regarding continued weakness in the economic environment may negatively affect consumer spending and guest visits, which may negatively affect our revenues and our results of operations and may continue to do so in the future.
Continued uncertainty regarding economic conditions and the rate of economic recovery affects the restaurant industry, and may negatively affect the results of operations and financial condition of the Company and its customers, distributors, and suppliers. These conditions include continued unemployment, weakness and lack of consistent improvement in the housing markets; downtrend or delays in residential or commercial real estate development; volatility in financial markets; inflationary pressures; and reduced consumer confidence. As a result, our guests may continue to remain apprehensive about the economy and maintain or further reduce their level of discretionary spending. This could affect the frequency with which our guests choose to dine out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. Also, our guests may choose to purchase food at supermarkets or other food retailers. We believe there is a risk that prolonged negative or uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis, which would have a negative effect on our business. Moreover, our restaurants are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our restaurants could negatively affect our restaurant sales.
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
In order to increase efficiency and operational capabilities and to support growth, we committed to a significant capital investment to upgrade and expand our information technology systems. We have encountered ongoing challenges and delays in implementing the supply chain and human resource management system modules of our ERP system, which have caused delays in realizing anticipated benefits and resulted in additional costs. During the fiscal year 2014, the Company determined that certain software in development related to the supply chain and human resource management modules would not meet the Company’s operating requirements if they were implemented. As the result, the Company recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules. The Company is pursuing alternate solutions, which may be insufficient to achieve the expected results and will require additional significant future commitments of resources and capital.
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
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of fiscal year 2014, approximately 43% of our estimated fiscal year 2015 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during the fiscal year 2015. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.

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
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors’ use of significant advertising and food discounting could influence our guests’ dining choices. One of our strategies moving forward is to shift to a balance of providing both family-friendly and adult-focused guest experiences, referencing our legacy. There is no assurance that this shift will be successful or that it will not negatively affect our family guest experience.
Further, changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national, and international levels, and the effect on consumer eating habits of new information regarding diet, nutrition, and health. New laws requiring additional nutritional information to be disclosed on our menus, changes in nutritional guidelines issued by the federal government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, or academic studies, among other things, may affect consumer choice and cause consumers to significantly alter their dining choices in ways that adversely affect our sales and profitability.
The failure of our data security measures or a security breach involving our information technology systems could interrupt our business, damage our reputation, and negatively affect our operations and profits.
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
Moreover, we accept electronic payment cards from our guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our guests, team members, and vendors, and we process guest payments using payment information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. We employ secure network architecture technologies and practices, and have taken other steps to try to prevent such a breach; however, we may not have the resources or technical sophistication to prevent rapidly evolving types of cyber attacks. If we experienced a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised.
Because of the number of credit card transactions we process, we are required to maintain the highest level of PCI Data Security Standard compliance at our corporate offices and Company-owned restaurants. As part of an overall security program and to meet PCI standards, we undergo frequent external vulnerability scans and we are reviewed by a third party assessor. As PCI standards change, we may be required to implement additional security measures. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept, or lose our ability to accept those payment cards. Our franchisees are separate businesses that have different levels of compliance required depending on the number of credit card transactions processed. If any failure by them to maintain the appropriate level of PCI compliance negatively impacts their business operations, we could face a loss of or reduction in royalties or other payments they are required to remit to us.

We cannot predict the impact that the following may have on our business: (i) new or improved technologies or (ii) changes in consumer behavior facilitated by these technologies.
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable guest proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies or to effectively adjust our product mix, service offerings, and marketing initiatives for products and services that address, and anticipate advances in, technology, and market trends. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results could be harmed.
Expanding our restaurant base is critical to our long-term growth and our ability to open and profitably operate new restaurants is subject to factors beyond our control.
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
We are subject to the risks presented by acquisitions.
As part of our expansion efforts, we have acquired some of our franchised restaurants in the past. In the future, we may, from time to time, consider opportunistic acquisitions of restaurants operated by franchisees or other operators. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things:

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
As of December 28, 2014, a total of 174 or 41.9% of all Company-owned restaurants, representing 49.8% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, and Washington). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
Because we typically draw guests from a relatively small radius around each of our restaurants, the sales performance, and guest counts for existing restaurants near the area in which a new restaurant opens may decline due to the opening of the new restaurant.
Our revenues and operating results may fluctuate significantly due to various risks and unexpected circumstances, including increases in costs, seasonality, weather, and other factors outside our control.
We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be negatively affected. These risks include but are not limited to: extended periods of inclement weather which may affect guest visits as well as limit the availability and cost of key commodities such as beef, poultry, potatoes, and other items that are important ingredients in our products; material disruptions in our supply chain; changes in borrowings and interest rates; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill, and losses on restaurant closures; unanticipated expenses from natural disasters and repairs to damaged or lost property.
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
Further, we are subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Also, there may be circumstances in which we may be held liable for the actions of our franchisees. A recent action by the National Labor Relations Board (NLRB) alleged that McDonald’s USA, LLC (the parent-franchisor company for McDonald’s restaurants) could be jointly liable for labor and wage violations by its franchisees. If upheld, and if a similar approach were applied to us, this could make us liable for violations of overtime, wage, or union-organization violations by our franchisees. Failure to comply with the laws and regulations governing our franchisee relationships or adverse decisions similar to the above-described NLRB action could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.
Decreased cash flow from operations, or an inability to access credit could negatively affect our business initiatives or may result in our inability to execute our revenue, expense, and capital deployment strategies.
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
Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin, Red Robin Gourmet Burgers, Red Robin America’s Gourmet Burgers & Spirits, Red Robin Burger Works, YUMMM, Red Robin Gourmet Burgers and Brews™ and Red Robin Royalty™ names and logos. We have registered or filed applications for trademarks for these names and logos, among others, with the United States Patent and Trademark Office and in Canada and we have applied to register various trademarks in certain other international jurisdictions. Our trademarks could be infringed in ways that leave us without redress, such as by imitation or by filings by others in jurisdictions where we are not currently registered. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts, and recipes. Consequently, our business could be negatively affected and less profitable if we are unable to successfully defend and protect our intellectual property.
We are subject to economic, political, regulatory, and other risks related to our international operations.
In 2014, we acquired 18 Red Robin franchised restaurants in Canada and may have further international expansion in the future. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

•	the need to adapt our brand for specific cultural and language differences:

•	new and different sources of competition;

•	difficulties and costs associated with staffing and managing foreign operations;

•	difficulties in adapting and sourcing product specifications for international restaurant locations;

•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;

•	unexpected changes in regulatory requirements;

•	political or social unrest and economic instability; compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;

•	differences in enforceability of intellectual property and contract rights;

•	adverse tax consequences;

•	profit repatriation and other restrictions on the transfer of funds; and

•	different and more stringent user protection, data protection, privacy and other laws.
Our failure to manage any of these risks successfully could harm our future international operations and our overall business, and results of our operations.
Risks Related to the Restaurant Industry
Food safety and food-borne illness concerns and any related unfavorable publicity could have an adverse effect on our business.
We dedicate substantial resources to ensuring that our guests enjoy safe, quality food products. Nonetheless, restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods, or other concerns. Food safety issues also could be caused by food suppliers or distributors and, as a result, could be out of our control. Regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our or a franchisee’s restaurants, could adversely affect our reputation and have a negative impact on our sales. The occurrence of food-

borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Health concerns relating to the consumption of beef, chicken, or other food products could affect consumer preferences and could negatively affect our results of operations.
Consumer preferences could be affected by health concerns about food-related illness, the consumption of beef, the key ingredient in many of our menu items, or negative publicity or publication of government or industry findings concerning food quality, illness, and injury. Further, consumers may react negatively to reports concerning our food products or health or other concerns or operating issues stemming from one or more of our restaurants. Such negative publicity, whether or not valid, may negatively affect demand for our food and could result in decreased guest traffic to our restaurants. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business and negatively affect our profitability.
Our business could be adversely affected by increased labor costs, including costs related to the increase in minimum wage and new heath care laws.
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant team members are paid at rates related to the federal or state minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the federal minimum wage, including California. California enacted legislation that increased its minimum wage from $8 an hour to $9 an hour effective July 2014, and an additional increase to $10 an hour in scheduled to become effective January 2016. We anticipate that additional legislation increasing minimum wage standards will be enacted in future periods and in other jurisdictions. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) includes provisions requiring health care coverage for all Americans that began in 2014. In the past, many of our eligible team members chose not to participate in our Company sponsored health care plans for various reasons but we expect to continue to see increased enrollment and related costs due to the impact of changes in the health care laws. Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. In the past, we have been able to offset increases in labor costs by improving our productivity in our restaurants or taking gradual increases in pricing but there is no guarantee that we can continue to do so in the future. If our labor costs increase and we are not able to offset costs through productivity or efficiency gains, or pass along the costs in the form of increased prices to our guests, then it could have a material adverse effect on our results of operations.
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
Various federal and state employment laws govern our relationship with our team members and affect operating costs. These laws govern employee classification, wage rates and payment requirements including tip credit laws, meal and rest breaks, unemployment and other taxes, health care and benefits, workers’ compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all of our team members to provide us with the government-specified documentation evidencing their employment eligibility, some of our team members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force.
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
In addition, any failure by us to comply with the various federal and state labor laws governing our relationship with our team members including requirements pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct, may have a material adverse effect on our business or operations. We have been subject to such claims from time to time. The possibility of a material adverse effect on our business relating to employment litigation is even more pronounced given the high concentration of team members employed in the western United States, as this region, and California in particular, has a substantial amount of legislative and judicial activity pertaining to employment-related issues. Further, employee claims against us based on, among other things, discrimination, harassment, or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
We currently lease the real estate for most of our Company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to over 15 years excluding options to extend. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted gross restaurant sales in excess of specified levels. We record a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs.
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
We maintain three general restaurant prototypes based on the needs of our guests and the availability of appropriate sites. Our traditional prototype restaurant is a freestanding building averaging approximately 6,000 square feet and approximately 200 seats. In 2012, we introduced a new, mid-sized prototype of our full service restaurant which is approximately 4,400 square feet and has approximately 145 seats. Our third prototype, Red Robin Burger Works, now allows Red Robin to develop projects in non-traditional, high foot traffic locations such as urban areas/downtowns, stadiums, military bases and airports, as well as in regional retail centers. The typical Red Robin Burger Works prototype is between 1,600 and 2,000 square feet, with approximately 45 seats. We develop restaurants under ground leases on which we build our own restaurant in addition to using in-line, end cap, and mall locations. As of December 28, 2014, our restaurant locations comprised approximately 2.6 million square feet.
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

	Sales Price
	High	Low
2014
4th Quarter	$76.51	$48.12
3rd Quarter	67.44	52.63
2nd Quarter	75.09	61.94
1st Quarter	77.93	62.10
2013
4th Quarter	$84.20	$71.34
3rd Quarter	74.17	55.82
2nd Quarter	59.90	43.91
1st Quarter	46.11	35.29
As of February 19, 2015, there were approximately 117 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during the fiscal years 2014 and 2013. We currently anticipate that we will retain any future cash flow to fund our operations and expansion of our business, to pay down debt or to repurchase stock. In addition, our credit agreement may limit us from declaring or paying any dividends or making any other repurchases on any of our shares in an aggregate amount not to exceed $50 million, and are subject to the leverage ratio under our credit agreement. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our credit agreement may also limit our ability to engage in stock repurchases.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 28, 2014, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during fourth quarter of fiscal year 2014.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
November 3, 2014 - November 30, 2014	19,900	$58.84	19,900	$18,113,488
Pursuant to Publicly Announced Plans or Programs(2)	19,900
___________________________________

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.

(2)
In November 2012, the Company’s board of directors re-authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program may be suspended or discontinued at any time. Since January 1, 2013, the Company has purchased 532,596 shares for a total of $31.9 million. As of December 28, 2014, there was approximately $18.1 million remaining under the current board authorization for future stock repurchases.

(3)
On February 11, 2015, the Company’s board of directors re-authorized the share repurchase program, which had approximately $18.1 million remaining under the current board authorization for future stock repurchases. The board has approved the repurchase of up to a total of $50 million of the Company’s common stock. The share repurchase authorization is effective February 11, 2015, and will terminate upon completing repurchases of $50 million of common stock unless otherwise terminated by the board.

Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders’ return on Common Stock of the Company since December 27, 2009, with the cumulative total return over the same period for (i) the Russell 3000 Index, and (ii) the Bloomberg U.S. Full Service Restaurant Index.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 27, 2009, the last trading day in the Company’s 2009 fiscal year, in the Company’s Common Stock and in each of the indices.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and Bloomberg U.S. Full Service Restaurant Index

	Fiscal Years Ended
	December 27, 2009	December 26, 2010	December 25, 2011	December 30, 2012	December 29, 2013	December 28, 2014
Red Robin Gourmet Burgers, Inc.	$100.00	$117.88	$157.34	$182.93	$408.75	$415.33
Russell 3000	100.00	114.90	116.16	131.31	176.62	201.12
Bloomberg U.S. Full Service	100.00	139.71	139.87	160.94	240.40	271.32
___________________________________

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.

ITEM 6.    Selected Financial Data
The table below contains selected consolidated financial and operating data. The statement of income, cash flow, and balance sheet data for each fiscal year has been derived from our consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
(in thousands, except per share data)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Income Data:
Revenue:
Restaurant revenue	$1,129,135	$1,000,198	$960,994	$898,842	$846,389
Total revenues	1,146,102	1,017,247	977,132	914,850	864,269
Total costs and expenses(1)(2)(3)(4)	1,101,418	973,433	931,923	886,849	854,536
Income from operations	44,684	43,814	45,209	28,001	9,733
Net income	32,561	32,239	28,331	20,577	7,299
Earnings per share
Basic	$2.29	$2.27	$1.97	$1.36	$0.47
Diluted	$2.25	$2.22	$1.93	$1.34	$0.46
Shares used in computing earnings per share
Basic	14,237	14,225	14,411	15,122	15,536
Diluted	14,447	14,510	14,669	15,357	15,709
Balance Sheet Data:
Cash and cash equivalents	$22,408	$17,108	$22,440	$35,036	$17,889
Total assets	735,889	634,645	597,132	592,976	579,257
Long-term debt, including current portion	147,896	88,714	134,995	156,931	158,522
Total stockholders’ equity	359,771	347,403	306,919	294,698	300,661
Cash Flow Data:
Net cash provided by operating activities	$123,581	$113,529	$94,379	$95,697	$70,613
Net cash used in investing activities	(155,278)	(78,231)	(63,305)	(43,355)	(35,060)
Net cash provided by (used in) financing activities	37,051	(40,630)	(43,670)	(35,195)	(37,932)
Selected Operating Data:
Net sales per square foot in Company-owned restaurants	$462	$451	$449	$435	$424
Total operating weeks(5)	20,070	18,012	17,607	16,635	16,112
Company-owned restaurants open at end of period	415	361	339	327	314
Franchised restaurants open at end of period	99	134	133	137	136
Comparable restaurant net sales increase (decrease)(6)(7)	3.1%	4.0%	1.1%	2.3%	(0.4)%
___________________________________

(1)
Fiscal year 2014 includes pre-tax costs of $1.8 million related to acquiring 36 franchised restaurants. Fiscal year 2014 also includes a pre-tax non-cash asset impairment charge of $8.8 million, of which $7.6 million related to the impairment of in-development software, and $1.2 million related to the impairment of three restaurants.

(2)	Fiscal year 2013 includes a pre-tax non-cash asset impairment charges of $1.5 million related to the impairment of four restaurants.

(3)
Fiscal year 2011 reflects significant and infrequent pre-tax charges of $1.4 related to executive transition and pre-tax non-cash asset impairment charges of $4.3 million related to the impairment of three restaurants.

(4)
Fiscal year 2010 reflects a significant and infrequent pre-tax charge of $2.6 million related to the retirement of the Company’s chief executive officer and appointment of a new chief executive officer. Fiscal year 2010 also includes a pre-tax non-cash asset impairment charge of $6.1 million related to the impairment of four restaurants.

(5)	Total operating weeks represent the number of weeks that the Company-owned restaurants were open during the reporting period.

(6)
Comparable restaurants include those Company-owned restaurants that have been open for five full quarters of operations at the beginning of the periods presented. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues” for a further discussion of our comparable restaurant designation.

(7)	Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2012 were calculated on a 53-week basis by adjusting fiscal year 2011 as if there were 53 weeks.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Description of the Business
Red Robin Gourmet Burgers®, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates and franchises casual-dining restaurants with 514 locations in North America as of December 28, 2014, the Company’s fiscal year end. The Company operated 415 Company-owned restaurants located in 38 states, the District of Columbia and two Canadian provinces, comprised of 408 casual dining locations and seven Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also franchises restaurants, of which there were 99 restaurants in 15 states as of December 28, 2014.
The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company’s fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however we experience a 53rd week once every five or six years. Our discussion for fiscal years 2014 and 2013, which ended on December 28, 2014 and December 29, 2013, refers to a 52-week period. Fiscal year 2012, which ended December 30, 2012, refers to a 53-week period with the 53rd week falling in the fourth quarter. In fiscal year 2012, the 53rd week added approximately $21 million to net restaurant sales, $3.1 million to net income, and $0.21 to diluted earnings per share.
Financial and Operational Highlights for Fiscal Year 2014

•
Restaurant Acquisitions. During the fiscal year 2014, we completed the acquisition of 36 Red Robin franchised restaurants in the United States and Canada, with a total purchase price of $47.5 million in cash. The acquired restaurants contributed $49.4 million in restaurant revenue from the date of acquisition through fiscal year end.

•	Financial Performance.

◦
Restaurant revenue increased $128.9 million, or 12.9%, to $1.1 billion for the 52 weeks ended December 28, 2014 as compared to $1.0 billion in the 52 weeks ended December 29, 2013, primarily due to $99.3 million from acquired and new restaurants, net of closures, and a $29.6 million or 3.1%, increase in comparable restaurant revenue.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 30 basis points to 78.6% in fiscal year 2014 compared to 78.3% in fiscal year 2013. Excluding the effect of the acquired restaurants, restaurant operating costs decreased 10 basis points primarily due to increased labor productivity, partially offset by an increase in food and beverage costs resulting mainly from higher ground beef costs.

◦
Net income improved 1.0% to $32.6 million in fiscal year 2014 from $32.2 million in fiscal year 2013. Diluted earnings per share increased 1.4% to $2.25 as compared to $2.22 in fiscal year 2013. Excluding the impact of a non-cash charge of $0.38 per diluted share related to the impairment of certain software in development and three underperforming restaurants, and a charge of $0.03 per diluted share related to executive transition costs, net income per diluted share in fiscal year 2014 was $2.66. Excluding the impact of a non-cash charge of $0.06 per diluted share related to the impairment of four underperforming restaurants and a charge of $0.09 per diluted share related to a non-recurring special bonus awarded by the board, net income per diluted share in fiscal year 2013 was $2.37.

◦	We purchased $26.9 million of common stock in fiscal year 2014 through our share repurchase program.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our guests through this program with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled guests early about new menu items to generate awareness and trial. In 2013, we changed our media buying approach to achieve greater continuity with less time off air between televised advertising windows and continued that approach in 2014. In addition, we increased our use of digital, social, and earned media to target and more effectively reach specific segments of our guest base. Our “Million Reasons” advertising campaign features a female spokeswoman to appeal to our core target of female decision-makers and create continuity of branding across individual advertisements and media.

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, menu, food presentation, and other guest experiences. Key elements of the remodel include greater separation of the bar and family dining areas, new exteriors, and new signage. As of December 28, 2014, we have remodeled 104 of our Company-owned Red Robin restaurants to our new brand standards. We plan to remodel at least 125 additional Company-owned Red Robin restaurants during the fiscal year 2015.

•
Restaurant Development. We opened 22 new Red Robin restaurants during the fiscal year 2014. We expect to open 20 new Red Robin restaurants in fiscal year 2015. During the fiscal year 2014, our franchisees opened two restaurants, closed one restaurant, and sold 36 restaurants to us. We expect that our franchisees will open up to two new Red Robin restaurants in fiscal year 2015.

•
Red Robin Burger Works. We opened three new Red Robin Burger Works restaurants during the fiscal year 2014, all located in central business district areas, and closed two college campus-located restaurants, resulting in seven locations as of fiscal year-end. We continue to evaluate the results of different types of trade areas as well as optimize operating performance. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing as expected and our college campus locations performing below our expectations. For 2015, we plan to open five Red Robin Burger Works restaurants in central business district locations or dense urban areas in the Chicago and Washington, D.C. metropolitan markets.

Unit Data
The following table details data pertaining to the number of Company-owned and franchised restaurants for the fiscal years 2014, 2013, and 2012.

	2014	2013	2012
Company-owned:
Beginning of period	361	339	327
Opened during the period(1)	22	22	14
Acquired from franchisee	36	—	1
Closed during the period	(4)	—	(3)
End of period	415	361	339
Franchised:
Beginning of period	134	133	137
Opened during the period	2	2	—
Sold or closed during the period(2)	(37)	(1)	(4)
End of period	99	134	133
Total number of restaurants	514	495	472
___________________________________

(1)	Includes three Red Robin Burger Works in 2014, one in 2013, and four in 2012.

(2)	Excludes one franchised restaurant that was closed in 2013 and re-opened during the same year and three franchised restaurants that were closed in 2012 and re-opened during the same year.

Results of Operations
Operating results for each fiscal year presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2014	2013	2012
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Revenues:
Restaurant	98.5%	98.3%	98.3%
Franchise royalties and fees	1.2	1.4	1.5
Other revenue	0.3	0.3	0.2
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.4	25.0	25.2
Labor	33.0	33.5	33.6
Other operating	12.5	12.3	13.1
Occupancy	7.7	7.4	7.4
Total restaurant operating costs	78.6	78.3	79.3
Depreciation and amortization	5.6	5.7	5.7
Selling, general and administrative	11.5	12.2	11.3
Pre-opening costs	0.7	0.6	0.4
Asset impairment charge	0.8	0.1	—
Income from operations	3.9	4.3	4.6
Other (income) expense:
Interest expense	0.3	0.3	0.6
Loss on debt refinancing	—	—	0.3
Interest income and other, net	(0.1)	—	—
Total other expenses	0.2	0.3	0.9
Income before income taxes	3.7	4.1	3.8
Provision for income taxes	0.8	0.9	0.9
Net income	2.8%	3.2%	2.9%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Revenues

(Revenues in thousands)	2014	2013	2014 - 2013 Percent Change	2012	2013 - 2012 Percent Change
Restaurant revenue	$1,129,135	$1,000,198	12.9%	$960,994	4.1%
Franchise royalties and fees	13,637	14,378	(5.2)%	14,501	(0.8)%
Other revenue	3,330	2,671	24.7%	1,637	63.2%
Total revenues	$1,146,102	$1,017,247	12.7%	$977,132	4.1%
Average weekly net sales volumes in Company-owned restaurants(1)	$57,002	$56,159	1.5%	$54,922	2.3%
Total operating weeks	20,070	18,012	11.4%	17,607	2.3%
Net sales per square foot	$462	$451	2.4%	$449	0.4%
___________________________________

(1)	Excludes Red Robin Burger Works.
Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $128.9 million, or 12.9%, for the 52 weeks ended December 28, 2014 as compared to the 52 weeks in fiscal year 2013. New restaurant openings, net of closures, since the fourth quarter of fiscal year 2012 contributed $49.9 million or 5.0% of the increase. Our 36 newly acquired restaurants contributed $49.4 million or 4.9% of the increase. Comparable restaurant revenue grew $29.6 million or 3.1% primarily as a result of a 3.7% increase in average guest check, partially offset by a 0.6% decrease in guest counts. The increase in average guest check resulted from a combination of menu price increases and increased mix of our Finest line of half-pound angus burgers, combined with higher sales of appetizers, soups, and alcoholic beverages.
In 2013, restaurant revenue increased by $39.2 million, or 4.1%, for the 52 weeks ended December 29, 2013 as compared to the 53 weeks in fiscal year 2012. Adjusting for the 53rd week in fiscal year 2012, which was approximately $21 million, restaurant revenue increased approximately $60.0 million in fiscal year 2013. Comparable restaurant revenues grew $35.8 million or 4.0% during fiscal year 2013 primarily as a result of a 4.3% increase in average guest check, partially offset by 0.3% decrease in guest counts. The increase in average guest check resulted from a combination of menu price increases and increased sales of items including beverages and appetizers, partially offset by higher discounts including those associated with our Red Robin Royalty™ loyalty program. Revenue from our non-comparable restaurants, which includes restaurants opened after the third quarter of fiscal year 2011 or closed since the beginning of 2012, contributed an increase of $24.4 million in fiscal year 2013.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin casual dining restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. New restaurants are primarily restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period and the average square feet of our restaurants.
Franchise royalties and fees consist primarily of royalty income and initial franchise fees. Franchise royalties and fees decreased $0.7 million or 5.2%, from fiscal year 2013, primarily related to the royalties from 36 franchised restaurants that we acquired in 2014. The decrease was partially offset by an increase in franchise royalties from our ongoing franchisees. In fiscal year 2014, our franchisees reported that comparable restaurant revenue increased 4.8% from fiscal year 2013. The decrease in franchise royalties and fees in fiscal year 2013 from fiscal year 2012 is primarily attributable to having one less week in fiscal year 2013 compared to fiscal year 2012 and the closing of four franchise restaurants in 2012, partially offset by a 1.6% increase in comparable revenues for U.S. restaurants and a 3.6% increase for Canadian restaurants.
Other revenue consists primarily of gift card breakage and licensing royalties. For the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012, we recognized $2.3 million, $2.1 million, and $1.5 million of gift card breakage.

Cost of Sales

(In thousands, except percentages)	2014	2013	2014 - 2013 Percent Change	2012	2013 - 2012 Percent Change
Cost of sales	$287,221	$250,237	14.8%	$242,641	3.1%
As a percent of restaurant revenue	25.4%	25.0%	0.4%	25.2%	(0.2)%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 40 basis points in fiscal year 2014 compared to fiscal year 2013. The increase as a percentage of restaurant revenue was mainly caused by an increase in the cost of ground beef, partially offset by a decrease in the cost of produce and fry oil.
Cost of sales as a percentage of restaurant revenue decreased 20 basis points in fiscal year 2013 compared to fiscal year 2012. This decrease as a percentage of restaurant revenue was caused by a decrease in costs of produce, ground beef, cheese, and steak fries, partially offset by an increase in the cost of food preparation, dairy, and draft beer.
Labor

(In thousands, except percentages)	2014	2013	2014 - 2013 Percent Change	2012	2013 - 2012 Percent Change
Labor	$372,657	$335,113	11.2%	$323,100	3.7%
As a percent of restaurant revenue	33.0%	33.5%	(0.5)%	33.6%	(0.1)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. In fiscal year 2014, labor as a percentage of restaurant revenue decreased 50 basis points compared to fiscal year 2013. This decrease primarily resulted from increased labor productivity partially offset by higher average hourly rates.
In fiscal year 2013, labor as a percentage of restaurant revenue decreased 10 basis points compared to fiscal year 2012. This decrease primarily resulted from 50 basis points of lower costs related to health insurance claims, workers’ compensation costs, and higher hourly productivity, leverage on higher sales as well as a reduction in accrued vacation and payroll taxes. These reductions were partially offset by 40 basis points of higher costs related primarily to increases in management costs, kitchen labor and training.
Other Operating

(In thousands, except percentages)	2014	2013	2014 - 2013 Percent Change	2012	2013 - 2012 Percent Change
Other operating	$140,972	$123,479	14.2%	$125,471	(1.6)%
As a percent of restaurant revenue	12.5%	12.3%	0.2%	13.1%	(0.8)%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. During fiscal year 2014, other operating costs as a percentage of restaurant revenue increased 20 basis points over the prior year due primarily to increased local marketing, maintenance and repair costs, and utility expense, partially offset by lower supply costs.
During fiscal year 2013, other operating costs as a percentage of restaurant revenue decreased 80 basis points over the prior year due primarily to lower local restaurant promotional expenses and supply costs as well as leverage of higher sales on fixed costs.
Occupancy

(In thousands, except percentages)	2014	2013	2014 - 2013 Percent Change	2012	2013 - 2012 Percent Change
Occupancy	$86,734	$74,079	17.1%	$70,971	4.4%
As a percent of restaurant revenue	7.7%	7.4%	0.3%	7.4%	—%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in Pre-

opening costs. In fiscal year 2014, occupancy costs as a percentage of restaurant revenue increased 30 basis points over the prior year, primarily due to higher occupancy costs as a percentage of revenue for newly opened and acquired restaurants as well as an increase in common area maintenance costs. Our fixed rents for the fiscal years ended December 28, 2014 and December 29, 2013 were $56.6 million and $47.8 million.
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
Depreciation and Amortization

(In thousands, except percentages)	2014	2013	2014 - 2013 Percent Change	2012	2013 - 2012 Percent Change
Depreciation and amortization	$64,579	$58,200	11.0%	$55,468	4.9%
As a percent of total revenues	5.6%	5.7%	(0.1)%	5.7%	—%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. In fiscal year 2014, depreciation and amortization increased $6.4 million or 11.0% compared to fiscal year 2013 primarily related to new restaurants opened and acquired in fiscal year 2014 as well as restaurants remodeled under our brand transformation initiative.
In fiscal year 2013, depreciation and amortization expense increased $2.7 million or 4.9% over the prior year, primarily related to new restaurants opened in fiscal year 2013.
Selling, General and Administrative

(In thousands, except percentages)	2014	2013	2014 - 2013 Percent Change	2012	2013 - 2012 Percent Change
Selling, general and administrative	$132,158	$124,278	6.3%	$110,789	12.2%
As a percent of total revenues	11.5%	12.2%	(0.7)%	11.3%	0.9%
Selling, general and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses, and marketing costs.
Selling, general and administrative costs in fiscal year 2014 increased $7.9 million or 6.3% as compared to 2013. The increase was driven primarily by a $7.2 million increase in television and internet advertising, a $3.1 million increase in salaries and benefits, and a $1.0 million increase in professional and outside services, partially offset by a $3.6 million decrease in incentive-based compensation.
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
Pre-opening and Acquisition Costs

(In thousands, except percentages)	2014	2013	2014 - 2013 Percent Change	2012	2013 - 2012 Percent Change
Pre-opening and acquisition costs	$8,264	$6,530	26.6%	$3,474	88.0%
As a percent of total revenues	0.7%	0.6%	0.1%	0.4%	0.2%
Average per restaurant pre-opening costs	$295	$297	(0.7)%	$238	24.8%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing and supplies costs, and other direct costs related to the opening of new restaurants. Pre-opening costs for fiscal years 2014, 2013, and 2012 reflect the opening of 22, 22, and 14 new restaurants and relocation of two restaurants in fiscal year 2013. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented including Red Robin Burger Works restaurants. In fiscal year 2014 average pre-opening per restaurant was down slightly from 2013 due to the start of construction on six new restaurants to be opened in the following year versus eight in 2013. Acquisition costs in fiscal year 2014 related to the acquisition of 36 Red Robin franchised restaurants in the United States and Canada and totaled $1.8 million.
The fiscal year 2013 average pre-opening per restaurant increased from 2012 due primarily to the start of construction on eight new restaurants to be opened in the following year versus four in 2012.
Asset Impairment Charge and Restaurant Closure Costs
During the fourth quarter of fiscal year 2014, the Company determined that certain software in development related to the supply chain and human resource management system modules of its Enterprise Resource Planning (“ERP”) system would not meet the Company’s requirements if they were implemented. As the result, the Company recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.
During fiscal year 2014, the Company determined that three Company-owned restaurants were impaired. We recognized a non-cash pre-tax impairment charge of $1.2 million resulting from the continuing and projected future results of these restaurants. During fiscal year 2013, we determined that four Company-owned restaurants were impaired and recognized a pre-tax non-cash impairment charge of $1.5 million. No Company-owned restaurants were impaired during fiscal year 2012. The Company reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of each restaurant’s carrying amount over its estimated fair value.
We closed four and three restaurants in fiscal year 2014 and 2013 and recognized charges of $0.2 million and $0.1 million related to lease terminations and other closing-related costs.
Interest Expense
Interest expense in fiscal years 2014, 2013, and 2012 was $3.0 million, $2.7 million, and $5.7 million. Interest expense increased in fiscal year 2014 due to a higher average debt balance and a higher weighted average interest rate of 2.8% versus 2.7% in 2013. Interest expense decreased in fiscal year 2013 due to a lower average debt balance and a lower weighted average interest rate of 2.7% versus 3.9% in 2012.
Loss on Debt Refinancing
In fiscal year 2012, in connection with our debt refinancing, we re-designated the variable-to-fixed interest rate swap agreement which was used to hedge the floating interest rate on a portion of our outstanding term loan. The Company recorded a non-cash pre-tax charge of $1.2 million as a result of the de-designation to recognize net losses that had been previously recognized in accumulated other comprehensive loss, and recognized a non-cash pre-tax charge of $1.7 million to write-off certain unamortized loan origination costs.
Provision for Income Taxes
The provision for income taxes increased $0.3 million to $9.3 million in fiscal year 2014 as compared to $9.0 million in fiscal year 2013 and $8.5 million in fiscal year 2012. Our effective income tax rate was 22.2% in fiscal year 2014, 21.8% in fiscal year 2013, and 23.1% in fiscal year 2012. The increase in our fiscal year 2014 effective tax rate is due mainly to an increase in state income taxes. The decrease in our fiscal year 2013 effective tax rate was due mainly to the increase in general business tax credits and an increase in state income tax credits.
Liquidity and Capital Resources
General
Cash and cash equivalents increased $5.3 million to $22.4 million at December 28, 2014, from $17.1 million at December 29, 2013. This increase in our cash position was primarily the net result of:

•	$123.6 million of cash provided by operating activities;

•	$59.2 million additional net borrowings from our credit facility;

•	$5.4 million in proceeds and the related tax benefit from stock option exercises and purchases of common stock through the employee stock purchase plan; partially offset by

•	$107.7 million used for the construction of new restaurants, expenditures for facility improvements, and investments in information technology;

•	$47.5 million used to acquire 36 franchised restaurants; and

•	$26.9 million used for the repurchase of the Company’s common stock.
We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.
In fiscal year 2014, we acquired 18 Red Robin franchised restaurants in Canada and we intend to reinvest earnings from these restaurants in our Canadian subsidiaries for the foreseeable future. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$123,581	$113,529	$94,379
Net cash used in investing activities	(155,278)	(78,231)	(63,305)
Net cash provided by (used in) financing activities	37,051	(40,630)	(43,670)
Effect of exchange rate changes on cash and cash equivalents	(54)	—	—
Net increase (decrease) in cash and cash equivalents	$5,300	$(5,332)	$(12,596)
Operating Cash Flows
Net cash provided by operating activities increased $10.1 million to $123.6 million in 2014 as compared to $113.5 million in 2013. The increase was primarily driven by a $23.8 million increase in cash from restaurant operations due to new restaurants opened and acquired in 2014 and $2.0 million net tenant incentive payments received, offset by $5.6 million in additional tax payments, a $7.6 million increase in advertising and marketing costs, and a $4.3 million increase in payouts of annual and long-term incentive compensation.
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
Investing Cash Flows
Net cash flows used in investing activities increased $77.1 million from $78.2 million in 2013 to $155.3 million in 2014. The increase over prior year is primarily due to the acquisition of franchised restaurants and increased investment in restaurant remodels. The following table lists the components of our capital expenditures, net of currency translation effect, for fiscal year 2014 (in thousands):

Year Ended December 28, 2014
New restaurants	$52,334
Restaurant remodels	37,039
Acquisition of franchised restaurants	47,511
Restaurant maintenance capital	13,089
Investment in technology infrastructure and other	5,241
Total capital expenditures	$155,214
Net cash flows used in investing activities increased $14.9 million from $63.3 million in 2012 to $78.2 million in 2013. The increase over prior year is due primarily to investments in new restaurants and restaurant remodels, partially offset by decreases in technology infrastructure and, to a lesser extent, maintenance capital. Investing cash flows included $78.9 million and $60.0 million in capital expenditures in 2013 and 2012.
In fiscal year 2015, capital expenditures, excluding acquisitions, are expected to be approximately $100 million though this amount may increase if we determine to expand the number of restaurant remodels. In addition to the construction of new restaurants, we will continue our investment in restaurant remodels and capital improvements.
Financing Cash Flows
Cash provided by our financing activities increased $77.7 million to $37.1 million in 2014. This increase was primarily due to a $106.5 million increase in net debt borrowings, partially offset by $21.9 million of additional cash used to repurchase the Company’s common stock and a $6.2 million decrease in cash proceeds mostly due to the exercise of employee stock options and tax benefit from exercise of stock options.
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
Credit Facility.    On July 2, 2014, we replaced the credit facility that we entered into in 2012 (“Previous Credit Facility”) with a new credit facility (“New Credit Facility”) with the same group of lenders. The New Credit Facility provides for a $250 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus .50% and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%).The New Credit Facility matures on July 2, 2019. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 28, 2014, the Company had outstanding borrowings under the New Credit Facility of $138.5 million, in addition to amounts issued under letters of credit of $8.2 million, which reduced the amount available under the credit facility but were not recorded as debt.
We entered into our Previous Facility on December 14, 2012 with a consortium of banks in order to provide a more flexible capital structure and facilitate our growth plans. The Previous Credit Facility provided for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credits and swingline loans up to $15 million, and included an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to lenders’ participation. Borrowings under the Previous Credit Facility were subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus .50% and (c) LIBOR for an Interest Period of one month plus 1%). The Previous Credit Facility was scheduled to mature on December 14, 2017. Borrowings under the Previous Credit Facility were secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and were available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. As of December 29, 2013, the Company had outstanding borrowings under the Previous Credit Facility of $78.5 million, in addition to amounts issued under letters of credit of $8.1 million, which reduced the amount available under the credit facility but were not recorded as debt.
We had one interest rate swap at December 28, 2014 and December 29, 2013 with Rabobank International, Utrecht (“Rabobank”) to hedge a portion of our floating interest rate borrowings. We entered into this variable-to-fixed interest rate swap agreement in August 2011 with an initial notional amount of $74.1 million. The notional amount amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of December 28, 2014 and December 29, 2013 was $54.4 million and $61.9 million. Under the terms of the interest rate swap, the quarterly cash payment or receipt is equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date.

Covenants.    We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, stock repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of December 28, 2014, we were in compliance with all debt covenants.
Debt Outstanding.    Total debt and capital lease obligations outstanding increased $59.2 million to $147.9 million at December 28, 2014 from $88.7 million at December 29, 2013, primarily due to the additional borrowings in 2014 to fund our acquisitions of franchised restaurants of $47.5 million, and together with cash flow from operations, to fund the repurchase of $26.9 million of our common stock.
Stock Repurchase.    The Company’s board of directors authorized a repurchase of up to $50.0 million of the Company’s common stock in October 2011 and re-authorized a repurchase of up to $50 million in November 2012. The 2012 authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program may be suspended or discontinued at any time. On February 11, 2015, the Company’s board of directors re-authorized the share repurchase program. Refer to Note 20, Subsequent Events.
In fiscal year 2014, we repurchased 463,780 shares with an average purchase price of $57.97 per share for a total of $26.9 million. In fiscal year 2013, we repurchased 68,816 shares with an average purchase price of $72.71 per share for a total of $5.0 million. In fiscal year 2012, we repurchased 802,722 shares with an average purchase price of $30.28 per share for a total of $24.3 million.
Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 28, 2014 (in thousands):

	Payments Due by Period
	Total	2015	2016 - 2017	2018 - 2019	2020 and Thereafter
Long-term debt obligations(1)	$150,066	$2,379	$4,759	$142,928	$—
Capital lease obligations(2)	11,159	1,003	1,806	1,800	6,550
Operating lease obligations(3)	486,692	65,779	124,043	104,564	192,306
Purchase obligations(4)	34,781,091	22,276,140	6,738,407	5,766,544	—
Other non-current liabilities(5)	5,981,079	918,943	776,745	867,370	3,418,021
Total contractual obligations	$41,410,087	$23,264,244	$7,645,760	$6,883,206	$3,616,877
___________________________________

(1)
Long-term debt obligations primarily represent minimum required principal payments under our credit agreement including estimated interest of $10.7 million based on a 1.71% average borrowing interest rate.

(2)	Capital lease obligations include interest of $2.6 million.

(3)
Operating lease obligations represent future minimum lease commitments payable for land, buildings, and equipment used in our operations. This table excludes contingent rents, including amounts which are determined as a percentage of adjusted sales in excess of specified levels.

(4)
Purchase obligations include commitments for the construction of new restaurants and other capital improvement projects and lease commitments for Company-owned restaurants where leases have been executed but construction has not begun. It also includes the Company’s share of system-wide commitments for beverage and supply items. These amounts require estimates and could vary due to the timing of volumes. Excluded are any agreements that are cancelable without significant penalty.

(5)	Other non-current liabilities include executive deferred compensation and uncertain tax positions.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in fiscal year 2014, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2015, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2015.
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
Impairment of Long-Lived Assets.    Long-lived assets, including restaurant sites, leasehold improvements, information technology systems and other fixed assets, and amortizable intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.
Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant’s past and present operating performance were reviewed combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant’s assets to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model to estimate expected future cash flows. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company’s average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value. During fiscal year 2014, we determined that three Company-owned restaurants were impaired, which resulted in a non-cash pre-tax impairment charge of $1.2 million. During fiscal year 2013, we impaired four Company-owned restaurants for a non-cash pre-tax charge of $1.5 million. No restaurant was impaired in fiscal year 2012.
Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software. During fiscal year 2014, we determined that certain software in development related to the supply chain and human resource management modules of our ERP system would not meet the Company’s operating requirements if they were implemented. As the result, we recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.
Goodwill.    We evaluate goodwill annually or more frequently if indicators of impairment are present. We performed step one of the impairment test as of December 28, 2014. Step one of the impairment test is based upon a comparison of the carrying value of our net assets, including goodwill balances, to the fair value of our net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company’s stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates our estimates of future revenues and costs, discounted using a risk-adjusted discount rate. Our estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. We do evaluate all methods to ensure reasonably consistent results. Additionally, we evaluate the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, we determined that goodwill was not impaired as of December 28, 2014. However, an impairment charge may be triggered in the future if the value of our stock declines, sales in our restaurants decline, or if there are significant adverse changes in the operating environment of the restaurant industry. We have followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management’s view of current market and economic conditions.
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
Income Taxes.    The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company establishes contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. The Company’s reserves reflect its judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved or clarified. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease the Company’s income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.
Unearned Revenues.    Unearned revenues represent our liability for gift cards that have been sold but not yet redeemed, as well as, deferred revenues related to our loyalty program. We recognize sales when the gift card is redeemed by the customer. Although there are no expiration dates or dormancy fees for our gift cards, based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” We recognize breakage within other revenue over the expected period of redemption as the remaining gift card values are redeemed. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimate of our breakage rate periodically and apply that rate to gift card redemptions.
Under the terms of our Red Robin Royalty™ loyalty program, among other benefits, a registered member receives an award for a free entrée after the purchase of nine qualifying entrées. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount.
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
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity’s operations and financial results. This guidance also expands related disclosure requirements. The guidance is effective for the reporting periods beginning after December 15, 2014. We do not expect the adoption of this guidance will have a material impact on our financial statements.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: if our borrowings are denominated in U.S. Dollars, an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.00% to 1.00%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.00% to 2.00%; if our borrowings are denominated in Canadian Dollars, an ABR based on the Canadian Prime Rate plus 0.00% to 1.00%, or LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.00% to 2.00%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our leverage ratio, as defined by the credit agreement. As of December 28, 2014, we had $84.1 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.8 million on an annualized basis.
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
Commodity Price Risks
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of December 28, 2014, approximately 43% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of fiscal year 2015. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 20, 2015

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 28, 2014	December 29, 2013
Assets:
Current Assets:
Cash and cash equivalents	$22,408	$17,108
Accounts receivable, net	23,740	22,568
Inventories	25,947	21,992
Prepaid expenses and other current assets	23,160	16,026
Deferred tax asset	4,677	2,952
Total current assets	99,932	80,646
Property and equipment, net	496,262	444,727
Goodwill	84,115	62,525
Intangible assets, net	42,479	36,800
Other assets, net	13,101	9,947
Total assets	$735,889	$634,645
Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$28,522	$19,117
Construction related payables	15,652	14,682
Accrued payroll and payroll-related liabilities	47,362	45,919
Unearned revenue	45,049	35,740
Accrued liabilities and other current liabilities	27,084	24,454
Total current liabilities	163,669	139,912
Deferred rent	57,341	51,985
Long-term debt	139,375	79,375
Long-term portion of capital lease obligations	7,938	8,513
Other non-current liabilities	7,795	7,457
Total liabilities	376,118	287,242
Stockholders’ Equity:
Common stock; $0.001 par value: 30,000 shares authorized; 17,851 and 17,851 shares issued; 14,043 and 14,350 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,808 and 3,501 shares, at cost	(132,252)	(110,486)
Paid-in capital	200,617	197,145
Accumulated other comprehensive loss, net of tax	(1,924)	(25)
Retained earnings	293,312	260,751
Total stockholders’ equity	359,771	347,403
Total liabilities and stockholders’ equity	$735,889	$634,645
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenues:
Restaurant revenue	$1,129,135	$1,000,198	$960,994
Franchise royalties and fees	13,637	14,378	14,501
Other revenue	3,330	2,671	1,637
Total revenues	1,146,102	1,017,247	977,132
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	287,221	250,237	242,641
Labor (includes $81, $151, and $349 of stock-based compensation)	372,657	335,113	323,100
Other operating	140,972	123,479	125,471
Occupancy	86,734	74,079	70,971
Depreciation and amortization	64,579	58,200	55,468
Selling, general and administrative expenses (includes $4,089, $3,672, and $3,459 of stock-based compensation)	132,158	124,278	110,798
Pre-opening and acquisition costs	8,264	6,530	3,474
Asset impairment charges	8,833	1,517	—
Total costs and expenses	1,101,418	973,433	931,923
Income from operations	44,684	43,814	45,209
Other (income) expense:
Interest expense	3,045	2,692	5,662
Loss on debt refinancing	—	—	2,919
Interest income and other, net	(220)	(127)	(229)
Total other expenses	2,825	2,565	8,352
Income before income taxes	41,859	41,249	36,857
Provision for income taxes	9,298	9,010	8,526
Net income	$32,561	$32,239	$28,331
Earnings per share:
Basic	$2.29	$2.27	$1.97
Diluted	$2.25	$2.22	$1.93
Weighted average shares outstanding:
Basic	14,237	14,225	14,411
Diluted	14,447	14,510	14,669
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net income	$32,561	$32,239	$28,331
Other comprehensive income (loss), net of tax:
Changes in derivative instruments:
Net change in fair value of interest rate swap	(94)	(123)	(1,127)
Net loss reclassified into interest expense	95	80	449
Loss on de-designation reclassified into loss on debt refinancing	—	—	1,220
Tax (expense) benefit	—	13	(211)
Net changes in derivative instruments	1	(30)	331
Foreign currency translation adjustment	(1,900)	—	—
Other comprehensive income (loss), net of tax	(1,899)	(30)	331
Total comprehensive income	$30,662	$32,209	$28,662
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss) net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2011	17,276	$17	2,697	$(83,285)	$178,111	$(326)	$200,181	$294,698
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	223	—	—	—	3,146	—	—	3,146
Excess tax benefit from exercise of stock options	—	—	—	—	683	—	—	683
Acquisition of treasury stock	—	—	803	(24,304)	—			(24,304)
Non-cash stock compensation	—	—	—	—	4,034	—	—	4,034
Net Income							28,331	28,331
Other comprehensive loss	—	—	—	—	—	331	—	331
Balance, December 30, 2012	17,499	17	3,500	(107,589)	185,974	5	228,512	306,919
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	352	1	(68)	2,106	3,700	—	—	5,807
Excess tax benefit from exercise of stock options	—	—	—	—	3,481	—	—	3,481
Acquisition of treasury stock	—	—	69	(5,003)	—			(5,003)
Non-cash stock compensation	—	—	—	—	3,990	—	—	3,990
Net income	—	—	—	—	—	—	32,239	32,239
Other comprehensive income	—	—	—	—	—	(30)	—	(30)
Balance, December 29, 2013	17,851	18	3,501	(110,486)	197,145	(25)	260,751	347,403
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(157)	5,118	(3,049)	—	—	2,069
Excess tax benefit from exercise of stock options	—	—	—	—	2,224	—	—	2,224
Acquisition of treasury stock	—	—	464	(26,884)	—	—	—	(26,884)
Non-cash stock compensation	—	—	—	—	4,297	—	—	4,297
Net income	—	—	—	—	—	—	32,561	32,561
Other comprehensive loss	—	—	—	—	—	(1,899)	—	(1,899)
Balance, December 28, 2014	17,851	$18	3,808	$(132,252)	$200,617	$(1,924)	$293,312	$359,771
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash Flows From Operating Activities:
Net income	$32,561	$32,239	$28,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,579	58,200	55,468
Gift card breakage	(2,284)	(2,106)	(1,486)
Provision for deferred income taxes and benefit from exercise of stock options	(1,990)	(1,662)	1,846
Loss on debt refinance	—	—	2,919
Asset impairment charges	8,833	1,517	—
Stock-based compensation	4,170	3,823	3,808
Amortization of debt issuance costs and other	702	449	1,652
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable and other current assets	(1,279)	(2,334)	(4,062)
Inventory	(1,949)	(3,621)	(285)
Other assets	(6,466)	(1,816)	(3,408)
Trade accounts payable, accrued and other liabilities	12,051	17,571	(696)
Unearned revenue	8,877	7,830	5,516
Deferred rent	5,776	3,439	4,776
Net cash provided by operating activities	123,581	113,529	94,379
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(107,703)	(78,876)	(59,960)
Acquisition of franchise restaurants, net of cash acquired	(47,511)	—	(3,247)
Other investing activities	(64)	645	(98)
Net cash used in investing activities	(155,278)	(78,231)	(63,305)
Cash Flows From Financing Activities:
Borrowings of long-term debt	231,000	141,500	125,000
Payments of long-term debt and capital leases	(171,817)	(188,783)	(147,049)
Purchase of treasury stock	(26,884)	(5,003)	(24,304)
Debt issuance costs	(690)	—	(949)
Tax benefit from exercise of stock options	2,224	3,481	—
Proceeds from exercise of stock options and employee stock purchase plan	3,218	8,175	3,632
Net cash provided by (used in) financing activities	37,051	(40,630)	(43,670)
Effect of exchange rate changes on cash and cash equivalents	(54)	—	—
Net increase (decrease) in cash and cash equivalents	$5,300	$(5,332)	$(12,596)
Cash and cash equivalents, beginning of year	17,108	22,440	35,036
Cash and cash equivalents, end of year	$22,408	$17,108	$22,440
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Red Robin Gourmet Burgers, Inc., together with its subsidiaries (“Red Robin” or the “Company”), a Delaware corporation, develops and operates casual-dining and fast-casual restaurants. At December 28, 2014, the Company owned and operated 415 restaurants located in 38 states, Washington, D.C., and two Canadian provinces. The Company also sells franchises, of which there were 99 restaurants in 15 states as of December 28, 2014. The Company operates its business as one operating and one reportable segment.
Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2014 included 52 weeks ending December 28, 2014, fiscal year 2013 included 52 weeks ending December 29, 2013 and fiscal year 2012 included 53 weeks ending December 30, 2012. Fiscal year 2015 will include 52 weeks and will end on December 27, 2015.
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The areas that require management’s most significant estimates are impairment of long lived assets, allocation of purchase price for business combinations, goodwill, lease accounting, insurance/self-insurance reserves, estimating fair value, income taxes, unearned revenue, and stock-based compensation expense. Actual results could differ from those estimates.
Cash Equivalents—The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.
Cash and cash equivalents are maintained with multiple financial institutions. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Depository Insurance Corporation (the “FDIC”) and sometimes invests excess cash in money market funds not insured by the FDIC.
Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties, as well as third-party gift card receivables. At the end of fiscal years 2014, there was approximately $12.7 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers, but for which cash settlement occurs anywhere from 15 to 45 days from sale, compared to $10.7 million at the end of fiscal year 2013. At the end of fiscal years 2014, there was approximately $3.2 million related to tenant improvement allowances in accounts receivable compared to $5.2 million at the end of fiscal year 2013.
Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or market. At the end of fiscal years 2014 and 2013, food and beverage inventories were $8.5 million and $6.8 million and supplies inventories were $17.4 million and $15.2 million.
Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.2 million in fiscal year 2014 and $0.3 million in both fiscal years 2013 and 2012.
The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	3 to 7 years
Restaurant property leased to others	3 to 20 years

The Company capitalizes certain overhead related to the development and construction of its new restaurants, remodeling restaurants to the Company’s new brand standards, as well as certain information technology infrastructure upgrades. Capitalized overhead for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 was $3.8 million, $3.4 million, and $2.7 million. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No material expense has been incurred in any of the fiscal years presented.
Business Combinations—The Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including the fair value determination of identifiable intangible assets such as reacquired franchise rights, and any other significant assets or liabilities. In making these determinations, the Company may use the assistance of an independent third party valuation group.
Goodwill and Intangible Assets, net—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets are comprised primarily of leasehold interests, acquired franchise rights, and the costs of purchased liquor licenses. Leasehold interests primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represented the acquired value of franchise contracts, are amortized over the term of the franchise agreements. The costs of obtaining non-transferable liquor licenses from local government agencies are capitalized and generally amortized over a period of up to 20 years. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets.
Goodwill, which is not subject to amortization, is evaluated for impairment annually or more frequently at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit, if indicators of impairment are present. The Company performed step one of the impairment test on the last day of fiscal year, December 28, 2014. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company’s stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company’s estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. Based on the completion of the step one test, it was determined that goodwill was not impaired as of December 28, 2014. However, an impairment charge may be triggered in the future if the value of the Company’s stock declines, sales in the Company’s restaurants decline significantly, or if there are significant adverse changes in the operating environment of the restaurant industry. The Company has followed a consistent approach to evaluating whether there are impairments of goodwill. The Company makes adjustments to assumptions to reflect management’s view of current market and economic conditions. There was no goodwill impairment recorded during fiscal years 2014, 2013, and 2012.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. No impairment charges were required to be recorded for fiscal years 2014, 2013, and 2012.
Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including restaurant sites, leasehold improvements, information technology systems and other fixed assets, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software.
During fiscal years 2014 and 2013, the Company recorded impairments of certain long-lived assets. There was no impairment recorded during fiscal year 2012. See Note 4, Impairment and Restaurant Closures.
Fair Value Measurements—The Company measures certain financial assets and liabilities at fair value in accordance with the accounting guidance for measuring fair value. These assets and liabilities are measured at each reporting period, and certain of these are revalued as required. Refer to Note 10, Fair Value Measurements.
Other Assets, net—Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan and unamortized debt issuance costs. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company’s long term debt. Due to the Company’s refinancing of debt in July 2014, the Company capitalized an additional $0.7 million of loan origination costs. Refer to Note 8, Borrowings. Unamortized debt issuance costs at the end of fiscal years 2014 and 2013 were $1.8 million and $1.4 million.
Revenue Recognition—Revenues consist of sales from restaurant operations, gift card breakage, franchise royalties and fees, and other miscellaneous revenue. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption. For the fiscal years ended 2014, 2013, and 2012, the Company recognized $2.3 million, $2.1 million and $1.5 million in revenue related to unredeemed gift card breakage. Gift card breakage is included in other revenue in the consolidated statements of operations. Unearned gift card revenue at the end of fiscal years 2014 and 2013 was $36.9 million and $29.8 million.
The Company typically grants franchise rights to franchisees for a term of 20 years, with the right to extend the term for an additional ten years if various conditions are satisfied by the franchisee. The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 3% to 4% of the franchised adjusted gross restaurant sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as an accrued liability. Area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee’s reported adjusted sales.
The Company accounts for its Red Robin Royalty™ loyalty program using a deferred revenue approach in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) related to loyalty programs. Red Robin Royalty™ deferred revenue primarily relates to a program in which registered members earn an award for a free entrée for every nine entrées purchased. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue in Restaurant revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount. Deferred loyalty revenue, which was included in Unearned revenue in the accompanying consolidated balance sheets, was $8.1 million and $5.9 million at December 28, 2014 and December 29, 2013.
Advertising—Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $43.5 million, $37.0 million, and $33.5 million in fiscal years 2014, 2013, and 2012, and are included in selling, general, and administrative expenses in the consolidated statements of income.
Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two marketing and national media advertising funds (the Marketing Funds). These Marketing Funds are used to develop and distribute Red Robin® branded marketing materials, for media purchases, and for administrative costs.

The Company’s portion of costs incurred by the Marketing Funds is recorded as selling, general, and administrative expenses in the Company’s consolidated statements of income.
Rent—The Company’s leases generally contain escalating rent payments over the lease term as well as optional renewal periods. The Company accounts for its leases by recognizing rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as deferred rent in the consolidated balance sheet. Rent expense for the period prior to the restaurant opening is expensed in pre-opening costs. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of lease rent expense ratably over the lease term.
Additionally, certain of the Company’s operating lease agreements contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers contingent rent, provided the achievement of that target is considered probable. Refer to Note 13, Commitments and Contingencies.
Self-Insurance Programs—The Company utilizes a self-insurance plan for health, general liability, and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Accrued liabilities and accrued payroll and payroll-related liabilities include the estimated cost to settle reported claims and incurred but unreported claims.
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
Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During fiscal years 2014, 2013 and 2012, a total of 65,000, 2,000, and 305,000 weighted average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.
The computations for basic and diluted earnings per share for fiscal year ended December 28, 2014, December 29, 2013 and December 30, 2012 are as follows (in thousands, except per share data):

	2014	2013	2012
Net income	$32,561	$32,239	$28,331
Shares:
Basic weighted average shares outstanding	14,237	14,225	14,411
Dilutive effect of stock options and awards	210	285	258
Diluted weighted average shares outstanding	14,447	14,510	14,669
Earnings per share:
Basic	$2.29	$2.27	$1.97
Diluted	$2.25	$2.22	$1.93
Comprehensive Income (loss)—Comprehensive income (loss) consists of the net income or loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity for fiscal years 2014, 2013 and 2012 consisted of the unrealized loss, net of tax, on the Company’s current cash flow hedge which will expire in June 2015, and the foreign currency translation adjustment. See Note 9, Derivative and Other Comprehensive Income.

Stock-Based Compensation—The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock, stock variable compensation or other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards to employees, non-employees, directors, and consultants. The Company also maintains an employee stock purchase plan. See Note 16, Stock Incentive Plans, for additional details.
Deferred Compensation (Income) Expense —The Company has assets and liabilities related to a deferred compensation plan. In fiscal years 2013 and 2012, the Company purchased Company-owned whole-life insurance contracts on certain team members to offset the deferred compensation plan obligation. During the third quarter fiscal year 2013, the Company liquidated these insurance policies and placed the assets of the deferred compensation plan in a rabbi trust. Assets of the rabbi trust are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Increases in the market value of the investments held in the trust result in the recognition of deferred compensation expense reported in Selling, general and administrative expenses and recognition of investment gain reported in Interest income and other, net, in the consolidated statements of income. Decreases in the market value of the investments held in the trust result in the recognition of a reduction to deferred compensation expense and recognition of investment loss reported in Interest income and other, net, in the consolidated statements of income. We recognized deferred compensation expense and investment income of $0.3 million and $0.2 million in fiscal year 2014 and 2013. See Note 17, Employee Benefit Programs, for additional details.
Foreign Currency Translation — The Canadian dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of other comprehensive income (loss). Gain or loss from foreign currency transactions is recognized in our consolidated statements of income.
2. Recent Accounting Pronouncements
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
In April 2014, the FASB issued guidance that changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity’s operations and financial results. This guidance also expands related disclosure requirements. The guidance is effective for the reporting periods beginning after December 15, 2014. We do not expect the adoption of this guidance will have a material impact to our financial statements.
3. Acquisitions of Red Robin Franchised Restaurants
The Company acquires franchised restaurants from time to time. On March 24, 2014, the Company acquired four restaurants from one of its U.S. franchisees with a purchase price of $8.0 million in cash. On July 14, 2014, the Company completed an acquisition of 32 Red Robin franchised restaurants, 14 in the United States and 18 in Canada, from Mach Robin, LLC and its Canadian affiliate, with a purchase price of $39.5 million in cash.
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

Fair Value at
Acquisition Date
Property, plant and equipment	14,157
Intangible assets	9,394
Goodwill	22,953
Inventory	2,088
Deferred Tax Assets	2,249
Deferred Tax Liabilities	(1,161)
Other current and non-current assets	737
Other current and non-current liabilities	(2,906)
Total purchase price	47,511
Of the $9.4 million of intangible assets, $7.6 million is related to reacquired franchise rights, which will be amortized on a straight-line basis over 10 to 14 years, and $1.3 million is related to acquired non-amortizable liquor licenses with indefinite lives. Other current and non-current assets acquired primarily include prepaid expenses and deposits. Other current and non-current liabilities primarily consist of gift card and loyalty liabilities, accrued payroll related liabilities, unfavorable market leases, and other accrued operating expenses.
The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.
4. Impairment and Restaurant Closures
Impairment of Software in Development
During the fourth quarter of fiscal year 2014, the Company determined that certain software in development related to the supply chain and human resource management modules of an Enterprise Resource Planning (“ERP”) system would not meet the Company’s requirements if they were implemented. As the result, the Company recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.
Restaurant Impairment
During fiscal year 2014, the Company determined that three Company-owned restaurants were impaired. The Company recognized a non-cash pre-tax impairment charge of $1.2 million resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. Each restaurant’s past and present operating performance were reviewed combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The Company compared the carrying amount of each restaurant’s assets to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model to estimate expected future cash flows. In certain cases, management uses market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value.
During fiscal year 2013, the Company impaired long-lived assets of four Company-owned restaurants, and recognized a non-cash pre-tax impairment charge of $1.5 million resulting from the continuing and projected losses of these restaurants. There were no restaurant impairments during fiscal year 2012.
Restaurant Closures
In fiscal year 2014, the Company closed three restaurants that operated below acceptable profitability levels and temporarily closed one restaurant due to public construction. The Company did not close any restaurants in fiscal year 2013. In fiscal year 2012, one restaurant operating below acceptable profitability levels was closed and two restaurants were closed at the end of their respective lease terms. The Company recorded immaterial restaurant closure expenses in fiscal years 2014 and 2012.

The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The Company allocates goodwill to disposed restaurants, if necessary. No goodwill was allocated to the three restaurants that were permanently closed in fiscal year 2014, because those restaurants had projected negative cash flow and consequently did not have positive fair value.
5. Property and Equipment
Property and equipment consist of the following at December 28, 2014, and December 29, 2013, (in thousands):

	2014	2013
Land	$33,896	$33,896
Buildings	82,802	79,698
Leasehold improvements	567,303	498,097
Furniture, fixtures and equipment	265,980	257,524
Restaurant property leased to others	4,554	4,554
Construction in progress	9,813	18,178
	964,348	891,947
Accumulated depreciation and amortization	(468,086)	(447,220)
Property and equipment, net	$496,262	$444,727
Depreciation and amortization expense on property and equipment, including assets under capital lease, was $60.6 million in fiscal year 2014, $54.5 million in fiscal year 2013 and $50.9 million in fiscal year 2012.
6. Goodwill and Intangible Assets
The following table presents goodwill as of December 28, 2014, and December 29, 2013, (in thousands).

	2014	2013
Balance at beginning of year	$62,525	$62,525
Acquisitions	22,953	—
Translation adjustment	(1,363)	—
Balance at end of year	$84,115	$62,525
The Company has had no goodwill impairment losses in the periods presented in the above table or any prior periods.
The following table presents intangible assets subject to amortization as of December 28, 2014, and December 29, 2013, (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$50,826	$(20,583)	$30,243	$43,330	$(17,622)	$25,708
Leasehold interests	12,991	(5,553)	7,438	12,476	(4,875)	7,601
Liquor licenses	10,058	(9,548)	510	9,924	(9,278)	646
	$73,875	$(35,684)	$38,191	$65,730	$(31,775)	$33,955
Indefinite-lived intangible assets:
Liquor licenses	$4,288	$—	$4,288	$2,845	$—	$2,845
Intangible assets, net	$78,163	$(35,684)	$42,479	$68,575	$(31,775)	$36,800
No impairment charges were recorded related to indefinite-lived intangibles in fiscal years 2014, 2013, or 2012. There were insignificant impairments of franchise rights and leasehold interests related to the three restaurants impaired in fiscal year 2014 and four restaurants impaired in fiscal year 2013, which are discussed in Note 4, Impairment and Restaurant Closures. There were no other impairments of intangible assets subject to amortization in fiscal years 2014, 2013, or 2012.

The aggregate amortization expense related to intangible assets subject to amortization for fiscal years 2014, 2013, and 2012 was $3.9 million, $3.7 million, and $4.6 million.
The estimated aggregate future amortization expense as of December 28, 2014 is as follows, (in thousands):

2015	$4,176
2016	3,933
2017	3,802
2018	3,530
2019	3,459
Thereafter	19,291
$38,191
7. Accrued Payroll and Payroll-related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 28, 2014 and December 29, 2013 (in thousands):

	2014	2013
Payroll	$9,195	$8,498
Corporate and restaurant variable compensation	15,077	17,893
Workers compensation insurance	7,563	6,020
Accrued vacation	5,809	5,256
Other	9,718	8,252
	$47,362	$45,919
Accrued liabilities and other current liabilities consist of the following at December 28, 2014 and December 29, 2013 (in thousands):

	2014	2013
State and city sales taxes	$6,839	$5,965
Real estate, personal property, state income and other taxes payable	2,999	2,360
General liability insurance	3,531	3,996
Utilities	2,938	2,177
Other	10,777	9,956
	$27,084	$24,454
8. Borrowings
Borrowings as of December 28, 2014, and December 29, 2013, are summarized below (in thousands):

	2014		2013
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility and other long-term debt	$139,375	1.71%	$79,375	1.73%
Capital lease obligations	8,521	5.11%	9,339	5.43%
Total debt and capital lease obligations	147,896		88,714
Less: Current portion	(583)		(826)
Long-term debt and capital lease obligations	$147,313		$87,888

Maturities of long-term debt and capital lease obligations as of December 28, 2014 are as follows (in thousands):

2015	$583
2016	535
2017	564
2018	598
2019	139,136
Thereafter	6,480
$147,896
On December 14, 2012, the Company terminated its prior credit arrangements and entered into a credit facility (“Previous Credit Facility”) with a consortium of banks. The Previous Credit Facility provided for a $225 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credits and swingline loans up to $15 million and included an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to lenders’ participation. Borrowings under the Previous Credit Facility were subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus .50% and (c) LIBOR for an Interest Period of one month plus 1%). The Previous Credit Facility had a maturity date of December 14, 2017. Borrowings under the Previous Credit Facility were secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and were available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions and redemption of capital stock. As the result of refinancing, in fiscal year 2012, the Company recorded a non-cash, pre-tax charge of approximately $2.9 million, comprised of a write-off of unamortized fees from the prior credit arrangements of $1.7 million and a charge related to the de-designation of an interest rate swap of $1.2 million (see Note 9, Derivative and Other Comprehensive Income). As of December 29, 2013, the Company had outstanding borrowings under the Previous Credit Facility of $78.5 million, in addition to amounts issued under letters of credit of $8.1 million, which reduced the amount available under the credit facility but were not recorded as debt.
On July 2, 2014, the Company replaced the Previous Credit Facility with a new credit facility (“New Credit Facility”) with the same group of lenders. The New Credit Facility provides for a $250 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in US Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus .50% and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%).
The New Credit Facility matures on July 2, 2019. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 28, 2014, the Company had outstanding borrowings under the New Credit Facility of $138.5 million, in addition to amounts issued under letters of credit of $8.2 million, which reduced the amount available under the credit facility but were not recorded as debt.
Loan origination costs associated with the New Credit Facility were $0.7 million and are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets. Unamortized debt issuance costs were $1.8 million and $1.4 million as of December 28, 2014 and December 29, 2013.
The Company has a pay fixed/receive variable interest rate swap agreement with Rabobank International, Utrecht (“Rabobank”) to hedge a portion of the floating interest rate on its credit facilities. The terms of the Company’s interest rate swap with Rabobank were unaffected by the replacement of the Company’s Previous Credit Facility with the New Credit Facility on July 2, 2014. Refer to Note 9, Derivative and Other Comprehensive Income.
The Company is subject to a number of customary covenants under its New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of December 28, 2014.
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
The Company had one interest rate swap at December 28, 2014 and December 29, 2013 with Rabobank to hedge a portion of its floating interest rate borrowings. The Company entered into this variable-to-fixed interest rate swap agreement in August 2011 with an initial notional amount of $74.1 million. The notional amount amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of December 28, 2014 and December 29, 2013 was $54.4 million and $61.9 million. Under the terms of the interest rate swap, the quarterly cash payment or receipt is equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date.
Concurrent with the December 14, 2012 refinancing of Company’s prior credit arrangements (See Note 8 Borrowings), the Company de-designated the original hedging relationship for this interest rate swap and reclassified the $1.2 million of deferred losses in Accumulated other comprehensive loss into earnings. The Company consequently re-designated the interest rate swap on the Previous Credit Facility. The Company’s hedging relationship with Rabobank was not affected by the replacement of the Previous Credit Facility with the New Credit Facility on July 2, 2014. The designation of the interest rate swap applied to the New Credit Facility and the hedging relationship is still highly effective.
Changes in fair value of the interest rate swap are recorded, net of tax, as a component of Accumulated other comprehensive income (“AOCI”), in the accompanying consolidated balance sheets. The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, to Interest expense on the Company’s consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in Interest expense. The following table presents gains and losses on the interest rate swap designated as a cash flow hedge recognized in the Other comprehensive income (“OCI”) and reclassifications from AOCI to earnings as of December 28, 2014 and December 29, 2013 (in thousands):

	Losses recognized in OCI on derivative (effective portion)		Losses reclassified from AOCI into income (effective portion)		Gains recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Fifty-two Weeks Ended	$(94)	$(123)	$(95)	$(80)	$2	$5
The following table summarizes the fair value and presentation of the interest rate swap in the accompanying consolidated balance sheets as hedging instruments as of December 28, 2014 and December 29, 2013 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at December 28, 2014	Fair Value at December 29, 2013
Accrued liabilities	$347	$516
Other non-current liabilities	—	271
Total derivatives	$347	$787

The components of accumulated other comprehensive loss related to the interest rate swap being used to hedge cash flows were immaterial as of December 28, 2014 and December 29, 2013.
The interest rate swap was highly effective during fiscal year 2014. Amounts reclassified from accumulated other comprehensive loss into interest expense represent payments made to the counterparty for the effective portion of the interest rate swap. The Company expects the swap to continue to be highly effective until it matures on June 30, 2015. Approximately $32 thousand of the deferred losses, pre-tax effect, included in accumulated other comprehensive loss on the accompanying consolidated balance sheets at December 28, 2014 is expected to be reclassified into earnings before the swap matures on June 30, 2015. Additionally, the Company had no obligations at December 28, 2014 to post collateral under the terms of the interest rate swap agreement. If the Company had breached any of its provisions at December 28, 2014, it could have been required to settle its obligations on the interest rate swap at a termination value of $0.3 million.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivables, and accounts payables approximate fair value due to the short term nature or maturity of the instruments.
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
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. See Note 17, Employee Benefit Programs. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in Other assets, net in the accompanying consolidated balance sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The fair value of the investments in the rabbi trust was $5.7 million and $3.8 million as of December 28, 2014 and December 29, 2013. The value of the deferred compensation plan liability is dependent upon the fair values of the assets held in the rabbi trust and therefore is not measured at fair value.
Other than as disclosed in Note 3, Acquisitions of Red Robin Franchised Restaurants, as of December 28, 2014 and December 29, 2013, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments. The carrying value of the Company’s credit facility as of December 28, 2014 and December 29, 2013 was $138.5 million and $78.5 million. The fair value of the Company’s credit facility as of December 28, 2014 and December 29, 2013 was approximately $138.4 million and $78.4 million. There were $8.5 million of outstanding borrowings recorded for the Company’s capital leases as of December 28, 2014, which have an estimated fair value of $10.0 million. At December 29, 2013, the carrying amount of the Company’s capital lease obligations was $9.3 million, and the fair value was $10.9 million.

Asset Impairment
The Company recorded impairment charges for three and four of its restaurants in 2014 and 2013. In addition, the Company recorded an impairment charge in fiscal year 2014 related to certain software in development. These assets are considered to be assets that are measured at fair value on a nonrecurring basis. The inputs used for the fair value measurement of the restaurants are considered Level 3. For further information refer to Note 4, Restaurant Impairment and Restaurant Closures.
11. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2014	2013	2012
Cash paid during the year for:
Income taxes	$12,827	$7,205	$5,871
Interest, net of amounts capitalized	3,370	2,342	5,531
Non-cash investing and financing activities:
Change in construction related payables	970	9,988	1,366
Capital lease obligations incurred for real estate and equipment purchases	—	126	113
Note entered for liquor license purchase	—	875	—
12. Income Taxes
Income (loss) before income taxes includes the following components for the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012:

	2014	2013	2012

U.S.	$42,898	$41,249	$36,857
Foreign	(1,039)	—	—
	$41,859	$41,249	$36,857
The provision (benefit) for income taxes for fiscal year ended December 28, 2014, December 29, 2013, and December 30, 2012 consist of the following (in thousands):

	2014	2013	2012
Current:
Federal	$5,169	$4,667	$3,977
State	3,895	2,525	2,703
Foreign	—	—	—
Deferred:
Federal	1,146	2,755	2,115
State	(649)	(937)	(269)
Foreign	(263)	—	—
	$9,298	$9,010	$8,526
The reconciliation between the income tax provision and the amount of income tax computed by applying the U.S. federal statutory rate to income before the provision for income taxes as shown in the accompanying consolidated statements of income for fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012 is as follows:

	2014	2013	2012
Tax provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	5.1	2.5	4.1
FICA tip tax credits	(16.0)	(14.8)	(15.9)
Foreign taxes versus U.S statutory rate	(0.1)	—	—
Other tax credits	(2.3)	(2.5)	—
Other	0.5	1.6	(0.1)
Effective tax rate	22.2%	21.8%	23.1%

The increase in the Company’s effective tax rate in fiscal year 2014 is primarily attributable to an increase in state income taxes. The decrease in the Company’s effective tax rate in fiscal year 2013 from fiscal year 2012 is primarily attributable to an increase in general business credits as well as an increase in state income tax credits.
The Company’s federal and state deferred taxes at December 28, 2014 and December 29, 2013 are as follows (in thousands):

	2014	2013
Current deferred tax assets and (liabilities), net:
Accrued compensation and related costs	$10,941	$8,966
Advanced payments	2,764	1,754
General business and other tax credits	(275)	—
Interest rate swap	13	24
Other current deferred tax assets	3,583	2,525
Other current deferred tax liabilities	—	(180)
Prepaid expenses	(5,426)	(3,877)
Supplies inventory	(6,923)	(6,260)
Current deferred tax asset, net	4,677	2,952
Non-current deferred tax assets and (liabilities), net:
Deferred Rent	16,900	15,505
Stock-based compensation	6,461	6,034
General business and other tax credits	5,551	7,742
Alternative minimum tax credits	1,262	1,262
Accrued compensation and related costs	2,067	1,241
Advanced payments		—
Other non-current deferred tax assets	413	631
Other non-current deferred tax liabilities	(789)	(1,056)
Goodwill	(7,260)	(8,876)
Property and equipment	(25,369)	(26,640)
Franchise rights	63	1,440
Interest rate swap	—	(10)
Subtotal	(701)	(2,727)
Valuation Allowance	(990)	(290)
Non-current deferred tax liability, net, included in other non-current liabilities	(1,691)	(3,017)
Net deferred tax asset (liability)	$2,986	$(65)
Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. Based on the Company’s evaluation of its deferred tax assets, as of December 28, 2014, a valuation allowance of approximately $1.0 million has been recorded against the deferred tax asset for state income tax credits in order to measure only the portion of the deferred tax assets that more likely than not will be realized. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. We intend to reinvest earnings from our foreign subsidiaries, if any, in those operations for the foreseeable future. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings. While we do not expect to repatriate cash to the U.S., if these funds were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional US income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date. The Company also has general business and other tax credits totaling $5.1 million available to offset future taxes which expire through 2033.
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal and state returns are the 2010 through 2014 tax years.
The following table summarizes the Company’s unrecognized tax benefits at December 28, 2014 and December 29, 2013 (in thousands):

	2014	2013
Beginning of year	$401	$335
Increase due to current year tax positions	96	140
Decrease due to current year tax positions	(5)	—
Settlements	(122)	(19)
Reductions related to lapses	(51)	(55)
End of year	$319	$401
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.3 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Interest income and other, net, and interest paid or received is recorded in Interest expense in the consolidated statements of income. The Company recorded nominal interest expense on the identified tax liabilities in fiscal years 2014, 2013, and 2012, and no penalties were recorded in those fiscal years.
13. Commitments and Contingencies
Commitments
Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company’s operating leases have remaining non-cancelable terms ranging from less than one year to more than 15 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases for the fiscal year ended December 28, 2014, December 29, 2013, and December 30, 2012 are as follows (in thousands):

	2014	2013	2012
Minimum rent	$58,083	$49,206	$47,287
Contingent rent	2,239	2,164	1,861
Equipment rent under operating leases	895	990	788
	$61,217	$52,360	$49,936
The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, buildings, and equipment was $4.6 million at the fiscal year ended December 28, 2014, December 29, 2013, and related accumulated depreciation was $2.8 million and $2.7 million, respectively. Rental income was immaterial for fiscal years 2014, 2013, and 2012.

Future minimum lease commitments and minimum rental income under all leases as of December 28, 2014 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2015	$1,003	$65,779	$150
2016	906	63,710	38
2017	900	60,333
2018	900	55,345
2019	900	49,219
Thereafter	6,550	192,306
Total	11,159	$486,692	$188
Less amount representing interest	(2,638)
Present value of future minimum lease payments	8,521
Less current portion	(583)
Long-term capital lease obligations	$7,938
At the end of fiscal years 2014 and 2013, property and equipment included $21.7 million and $20.0 million of assets under capital lease, and $10.0 million and $8.6 million of related accumulated depreciation.
Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include claims resulting from “slip and fall” accidents, employment related claims and claims alleging illness, injury or other food quality, health or operational issues. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material effect on the Company’s financial position and results of operations.
14. Franchise Operations
Results of franchise operations included in the consolidated statements of income for the fiscal year ended December 28, 2014, December 29, 2013 and December 30, 2012 consist of the following (in thousands):

	2014	2013	2012
Franchise royalties and fees:
Royalty income	$13,540	$14,315	$14,440
Franchise fees	97	63	61
Total franchise royalties and fees	$13,637	$14,378	$14,501
The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 3% to 4% of the franchised restaurant sales pursuant to the franchise agreements. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Area development fees are dependent upon the number of restaurants in the territory as well as the Company’s obligations under the area franchise agreement. Consequently, as the Company’s obligations are met, area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee’s reported adjusted sales.
15. Stockholders’ Equity
On November 15, 2012, the Company’s board of directors authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on January 1, 2013, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. In fiscal year 2014, the Company purchased 463,780 shares with an average purchase price of $57.97 per share for a total of $26.9 million. In fiscal year 2013, the Company purchased 68,816 shares with an average purchase price of $72.71 per share for a total of $5.0 million.
On October 26, 2011, the Company’s board of directors authorized a repurchase of up to $50.0 million of the Company’s common stock. This authorization expired on December 31, 2012. In fiscal year 2012, the Company purchased 802,722 shares, with an average purchase price of $30.28 per share for a total of $24.3 million.
16. Stock Incentive Plans
In 2007, the Company’s stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 and 2011 (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), restricted stock, stock variable compensation and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 2,074,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon the occurrence of a change in control, no award will vest unless such officers’ employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 4, 2021, unless terminated earlier by the Company’s board of directors. As of December 28, 2014, options to acquire a total of 449,586 shares of the Company’s common stock remained outstanding under this plan of which 235,365 were vested.
The Company has four other stock-based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 28, 2014, options to acquire a total of 12,100 of the Company’s common stock remain outstanding under these plans of which all are fully vested. Options granted under these plans expire within ten years from the date of grant. Forfeited options revert back to the 2007 Stock Plan for potential reissuance.
Total stock-based compensation costs recognized in fiscal years 2014, 2013, and 2012 were $4.2 million, $3.8 million, and $3.8 million, with related income tax benefits of $1.7 million, $1.5 million, and $1.5 million. As of December 28, 2014, there was $3.9 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of approximately 1.2 years for stock options and 1.2 years for the restricted stock units. As of December 28, 2014, all performance-based stock units and restricted stocks were vested.

Stock Options
The tables below summarize the status of the Company’s stock option plans (in thousands, except per share data and exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 29, 2013	491	$31.78
Granted	76	71.02
Forfeited/expired	(14)	37.06
Exercised	(91)	27.91
Outstanding, December 28, 2014	462	$38.83

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 28, 2014	462	$38.83	5.89	$17,353
Vested and expected to vest as of December 28, 2014 (1)	427	$37.54	5.75	$16,586
Exercisable as of December 28, 2014	247	$28.93	4.69	$11,754
___________________________________
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model for the fiscal year ended December 28, 2014, December 29, 2013, and December 30, 2012 were as follows:

	2014	2013	2012
Risk-free interest rate	1.7%	0.7%	0.7%
Expected years until exercise	5.7	4.2	4.1
Expected stock volatility	44.6%	44.4%	52.8%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$30.70	$15.19	$14.60
Total intrinsic value of options exercised (in thousands)	$3,954	$8,263	$1,477
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
Restricted Stock
In the past, the Company has granted restricted stock to its directors, executive officers, and other key employees. The restricted shares granted to directors were generally subject to a three year vesting requirement. The restricted shares granted to executive officers and other key employees were generally subject to a four year graded vesting requirement. The fair value of the non-vested common shares is based on the grant date market value of the common shares. During the fiscal years ended December 28, 2014 and December 29, 2013, the Company did not issue restricted stock as permitted under the 2007 Stock Plan. As of December 28, 2014 and December 29, 2013, all restricted stock was vested.
Time-Based RSUs
During fiscal years 2014 and 2013, the Company issued time-based restricted stock units (RSUs) to certain employees as permitted under the 2007 Stock Plan. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs vest in equal installments over four years and upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.
The table below summarizes the status of the Company’s time-based RSUs under the 2007 Stock Plan (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 29, 2013	139	$46.81
Awarded	38	69.50
Forfeited	(6)	45.06
Vested	(70)	31.64
Outstanding, December 28, 2014	101	$49.78
Performance-Based RSUs
In March and September 2010, the Company granted performance-based restricted stock units (“PSUs”) to executives and other key employees. These PSUs were subject to company performance metrics based on Total Shareholder Return and measured the overall stock price performance of the Company relative to the stock price performance of a selected industry peer group, thus resulting in a market condition. The fair value of the PSUs was calculated using the Monte Carlo valuation method. This method utilizes multiple input variables to determine the probability of the Company achieving the market condition and the fair value of the awards. These awards had a three-year performance period and were classified as equity as each unit was convertible into one share of the Company’s common stock upon vesting. Compensation expense was recognized on a straight-line basis over the requisite service period (or to an employee’s eligible retirement date, if earlier). In fiscal year 2013, the Company awarded an additional 31 thousand PSUs based on achievement of the performance metrics during fiscal year 2010 to fiscal year 2013 performance period and these PSUs were vested immediately.
There were no PSUs awarded in fiscal year 2014. As of December 28, 2014 and December 29, 2013, no PSUs were outstanding.
Long-Term Cash Incentive Plan
In fiscal year 2011, the Company began a long-term cash incentive program. The long-term cash incentive plan is based on operational metrics with a three-year performance period. Compensation expense is recognized over the performance period based on the plan-to-date performance achievement. The awards cliff vest at the end of each three-year performance cycle. In fiscal years 2014, 2013, and 2012, the Company recorded approximately $0.8 million, $4.2 million, and $1.5 million compensation expenses related to this program. In fiscal year 2014, the Company paid out $2.4 million cash awards related to achievement of the performance metrics of 2011 long-term cash incentive plan. At December 28, 2014 and December 29, 2013, $4.8 million and $6.4 million long-term cash incentive plan liability were included in Accrued payroll and payroll-related liabilities in the accompanying consolidated balance sheets.
17. Employee Benefit Programs
Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. The Company pays all administrative expenses of the plan and may make matching contributions in an amount determined by the board of directors. In 2014, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized an immaterial matching contribution expense in fiscal years 2014. There was no matching contribution authorized by the board of directors in fiscal year 2013 and 2012.
At the end of fiscal year 2012, a liability for participant contributions and investment income thereon of $3.0 million was included in Other non-current liabilities. To offset its obligation, the Company’s plan administrator purchased Company-owned whole-life insurance contracts on certain team members. The cash surrender value of these policies at the end of fiscal year 2012 of $2.9 million was included in Other assets, net on the accompanying consolidated balance sheet.

During fiscal year 2013, the Company liquidated these insurance policies and invested the deferred compensation plan assets through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value. See Note 10, Fair Value Measurement. Changes in the market value of the investments held in the trust result in the recognition of a corresponding gain or loss reported in Interest income and other, net in the consolidated statements of income. A corresponding change in the liability associated with the deferred compensation plan results in an offsetting deferred compensation expense, or reduction of expense, reported in Selling, general and administrative expenses in the consolidated statements of income. The Company recognized deferred compensation expense of $0.3 million and 0.2 million in fiscal year 2014 and 2013. As of December 28, 2014 and December 29, 2013, $5.7 million and $3.8 million of deferred compensation assets is included in Other assets, net and $5.7 million and $3.8 million of deferred compensation plan liability is included in Other non-current liability in the accompanying consolidated balance sheets.
Employee Stock Purchase Plan—In 2002, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan which operates in successive six month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 240,570 shares under this plan, including 12,532 shares that were issued in fiscal year 2014. A total of 59,430 shares remain available for future issuance. For fiscal year 2014, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.12% risk-free interest rate; 0.5 year expected life; expected volatility of 41.22%; and a 0% dividend yield. The weighted average fair value per share at grant date was $14.42. For fiscal year 2013, the average assumptions used in the model included a 0.14% risk-free interest rate; 0.5 year expected life; expected volatility of 42.3%; and a 0% dividend yield. The weighted average fair value per share at grant date was $11.51. The Company recognized $0.2 million compensation expense related to this plan in each of fiscal years 2014, 2013, and 2012.
Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (“401K Plan”) which covers eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.3 million in each of fiscal years 2014, 2013, and 2012.
18. Related Party Transactions
The former president and majority owner of one of the Company’s former franchisees served on the Company’s board of directors from 2009 until his retirement in May 2013. The Company purchased 13 Red Robin restaurants in Washington from this former franchisee in 2006. The retired board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $1.3 million, $1.3 million, and $1.2 million for fiscal years 2014, 2013, and 2012.

19. Quarterly Results of Operations (unaudited)
The following tables summarize the unaudited consolidated quarterly financial information for fiscal years 2014 and 2013 (in thousands, except per share data):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (1) (12 weeks)	2014 (52 weeks)
Total revenues	$340,484	$256,133	$267,376	$282,109	$1,146,102
Income from operations	$17,042	$13,466	$9,226	$4,950	$44,684
Net income	$11,944	$9,470	$7,208	$3,939	$32,561
Basic earnings per share	$0.83	$0.66	$0.51	$0.28	$2.29
Diluted earnings per share	$0.82	$0.65	$0.50	$0.28	$2.25

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (2) (12 weeks)	2013 (52 weeks)
Total revenues	$306,349	$238,299	$230,673	$241,926	$1,017,247
Income from operations	$13,546	$15,389	$6,802	$8,077	$43,814
Net income	$9,480	$11,139	$4,661	$6,959	$32,239
Basic earnings per share	$0.67	$0.78	$0.33	$0.49	$2.27
Diluted earnings per share	$0.66	$0.77	$0.32	$0.48	$2.22
___________________________________

(1)
During the fourth quarter of fiscal year 2014, it was determined that three Company-owned restaurants and certain software in development related to the supply chain and human resource management modules of Company’s ERP system were impaired. The Company recognized a pre-tax non-cash impairment charge of $8.8 million for these restaurants and software.

(2)
During the fourth quarter of fiscal year 2013, it was determined that four Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $1.5 million for these restaurants.

20. Subsequent Events
On February 11, 2015, the Company’s board of directors re-authorized the share repurchase program, which had approximately $18.1 million remaining under the current board authorization for future stock repurchases. The board has approved the repurchase of up to a total of $50 million of the Company’s common stock. The share repurchase authorization is effective February 11, 2015, and will terminate upon completing repurchases of $50 million of common stock unless otherwise terminated by the board.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of such period, are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are:

•	Recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and

•
Accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As discussed in Note 3, Acquisitions of Red Robin Franchised Restaurants, to our Consolidated Financial
Statements, we acquired 36 franchised restaurants, 18 in the United States and 18 in Canada, during fiscal year 2014. We have integrated the 18 acquired U.S. restaurants into our existing internal control environment as of December 28, 2014. We are evaluating the internal controls over financial reporting for the 18 acquired Canadian restaurants and will be implementing changes as needed to align their controls with the rest of the Company. As a result of the timing of the acquisition, we have excluded the 18 acquired Canadian restaurants from the annual assessment of our internal control over financial reporting for the year ending December 28, 2014. Canadian restaurants total assets, excluding goodwill and intangible assets recorded as part of the purchase price, accounted for 1.4% of our total assets as of December 28, 2014. Controls over goodwill and intangible assets are performed at the corporate level and, therefore, are included in the Company’s overall assessment of internal controls over financial reporting. Additionally, Canadian restaurants accounted for 2.0% of our total restaurant revenue for the year ended December 28, 2014. Internal controls for the Canadian restaurants will be included in the 2015 assessment.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 28, 2014, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included herein.
Inherent Limitations of Internal Controls
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and misstatements are prevented or detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting for the 18 acquired Canadian restaurants which were acquired on July 14, 2014 and whose financial statements, excluding goodwill and intangible assets recorded as part of the purchase price, constitute 2.9% and 1.4% of net and total assets, respectively, 2.0% of revenues and (2.4)% of net income of the consolidated financial statement amounts as of and for the year ended December 28, 2014. Accordingly, our audit did not include the internal control over financial reporting related to these Canada restaurants. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 28, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 20, 2015

ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Our board of directors has adopted codes of ethics that apply to all of our directors, officers, and employees, including our chief executive officer, chief financial officer, and all of the finance team. The full text of our codes of ethics can be found on the investor relations page of our website at www.redrobin.com. We intend to disclose any changes in or waivers from the codes of ethics by posting such information on our corporate website or by filing a Current Report on Form 8-K.
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’meeting and is hereby incorporated by reference in this report.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is hereby incorporated by reference in this report.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules

(a)	Exhibits and Financial Statement Schedules

(1)
Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report on Form 10-K. See “Index to Financial Statements and Supplementary Data-Red Robin Gourmet Burgers, Inc. - Index” for more detail.

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

(10.2)*
Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on November 4, 2005.

(10.3)*
Form of Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on November 4, 2005.

(10.4)*	Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 21, 2011.

(10.5)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on February 23, 2012.

(10.6)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 22, 2009.

(10.7)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 22, 2009.

(10.8)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 21, 2010.

(10.9)*
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

(10.12)*
Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 to Amendment No. 4 of our Registration Statement on Form S-1 filed on July 17, 2002 (Registration No. 333-87044).

(10.13)*
First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated August 4, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2009.

(10.14)*
Second Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated December 21, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 24, 2009.

(10.15)*	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 12, 2004.

(10.16)*
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

(10.18)*
Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and Eric C. Houseman dated March 10, 2008. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 14, 2008.

(10.19)*
Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2008.

(10.20)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 11, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2010.

(10.21)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.

(10.22)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stuart B. Brown, dated August 10, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011.

(10.23)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated September 30, 2013. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on form 10-Q filed on November 8, 2013.

(10.24)	Credit Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2012.

(10.25)	Security Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2012.

(10.26)*
Severance Agreement by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., and Eric C. Houseman dated July 25, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2014.

(10.27)*
Consulting Agreement by and between Red Robin Gourmet Burgers, Inc., and Todd A. Brighton dated August 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

Exhibit Number	Description

(10.28)	Credit Agreement, dated July 2, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 10, 2014.

(10.29)	Security Agreement, dated July 2, 2014. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 10, 2014.

(10.30)
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K file on May 23, 2014.

(10.31)
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K file on May 23, 2014.

(10.32)	Form of Red Robin Gourmet Burgers, Inc. Performance Based Cash Award Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K file on May 23, 2014.

(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2010.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description
101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 28, 2014 and December 29, 2013; (ii) Consolidated Statements of Income for the years ended December 28, 2014, December 29, 2013 and December 30, 2012; (iii)  Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2014, December 29, 2013 and December 30, 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012; and (v) the Notes to Consolidated Financial Statements.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 20, 2015	By:	/s/ STEPHEN E. CARLEY
(Date)		Stephen E. Carley (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. CARLEY	Chief Executive Officer (Principal Executive Officer and Director)	February 20, 2015
Stephen E. Carley

/s/ STUART B. BROWN	Chief Financial Officer (Principal Financial Officer)	February 20, 2015
Stuart B. Brown

/s/ TERRY D. HARRYMAN	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2015
Terry D. Harryman

/s/ PATTYE L. MOORE	Chairperson of the Board	February 20, 2015
Pattye L. Moore

/s/ ROBERT B. AIKEN	Director	February 20, 2015
Robert B. Aiken

/s/ CAMMIE W. DUNAWAY	Director	February 20, 2015
Cammie W. Dunaway

/s/ LLOYD L. HILL	Director	February 20, 2015
Lloyd L. Hill

/s/ RICHARD J. HOWELL	Director	February 20, 2015
Richard J. Howell

/s/ GLENN B. KAUFMAN	Director	February 20, 2015
Glenn B. Kaufman

/s/ STUART I. ORAN	Director	February 20, 2015
Stuart I. Oran

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