Form 10-Q
period 2015-04-19
RED ROBIN GOURMET BURGERS INC
filed 2015-05-21
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2015
Common Stock, $0.001 par value per share	14,123,957

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	April 19, 2015	December 28, 2014
Assets:
Current assets:
Cash and cash equivalents	$21,447	$22,408
Accounts receivable, net	12,612	23,740
Inventories	25,924	25,947
Prepaid expenses and other current assets	19,914	23,160
Deferred tax asset and other	4,478	4,677
Total current assets	84,375	99,932
Property and equipment, net	506,619	496,262
Goodwill	83,194	84,115
Intangible assets, net	41,748	42,479
Other assets, net	19,388	13,101
Total assets	$735,324	$735,889
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$25,180	$28,522
Construction related payables	16,815	15,652
Accrued payroll and payroll-related liabilities	42,068	47,362
Unearned revenue	32,643	45,049
Accrued liabilities and other	25,903	27,084
Total current liabilities	142,609	163,669
Deferred rent	59,254	57,341
Long-term debt	135,875	139,375
Long-term portion of capital lease obligations	7,804	7,938
Other non-current liabilities	9,462	7,795
Total liabilities	355,004	376,118
Stockholders’ equity:
Common stock; $0.001 par value: 30,000 shares authorized; 17,851 and 17,851 shares issued; 14,130 and 14,043 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,721 and 3,808 shares, at cost	(129,222)	(132,252)
Paid-in capital	202,676	200,617
Accumulated other comprehensive loss, net of tax	(3,029)	(1,924)
Retained earnings	309,877	293,312
Total stockholders’ equity	380,320	359,771
Total liabilities and stockholders’ equity	$735,324	$735,889
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Revenues:
Restaurant revenue	$388,509	$334,995
Franchise royalties, fees, and other revenues	6,392	5,489
Total revenues	394,901	340,484
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	97,950	84,220
Labor	124,356	110,921
Other operating	46,584	40,597
Occupancy	30,147	24,282
Depreciation and amortization	23,003	18,886
Selling, general, and administrative expenses	48,061	42,423
Pre-opening and acquisition costs	955	2,113
Total costs and expenses	371,056	323,442
Income from operations	23,845	17,042
Other expense:
Interest expense, net and other	1,060	674
Income before income taxes	22,785	16,368
Provision for income taxes	6,220	4,424
Net income	$16,565	$11,944
Earnings per share:
Basic	$1.18	$0.83
Diluted	$1.16	$0.82
Weighted average shares outstanding:
Basic	14,077	14,352
Diluted	14,275	14,592
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Net income	$16,565	$11,944
Other comprehensive loss, net of tax:
Changes in derivative instrument:
Net change in fair value of interest rate swap	(3)	(70)
Net loss reclassified into interest expense	23	29
Tax (expense) benefit	(8)	16
Net change in derivative instrument	$12	$(25)
Foreign currency translation adjustment	$(1,117)	—
Other comprehensive loss, net of tax	$(1,105)	$(25)
Total comprehensive income	$15,460	$11,919
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Cash flows from operating activities:
Net income	$16,565	$11,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,003	18,886
Stock-based compensation expense	1,446	1,009
Other, net	(2,238)	(659)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	11,522	8,167
Trade accounts payable and accrued liabilities	(9,045)	(3,246)
Unearned revenue	(10,211)	(8,305)
Other operating assets and liabilities, net	4,949	8,239
Net cash provided by operating activities	35,991	36,035
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(31,580)	(24,314)
Deposit on equipment purchase	(5,479)	—
Acquisition of franchise restaurants, net of cash acquired	—	(7,958)
Other investing activities	(207)	(71)
Net cash used in investing activities	(37,266)	(32,343)
Cash flows from financing activities:
Borrowings of long-term debt	95,500	39,000
Payments of long-term debt and capital leases	(99,199)	(40,206)
Purchase of treasury stock	—	(7,500)
Tax benefit from exercise of stock options	1,193	927
Proceeds from exercise of stock options and employee stock purchase plan	2,947	1,614
Net cash provided by (used in) financing activities	441	(6,165)
Effect of exchange rate changes on cash	(127)	—
Net decrease in cash and cash equivalents	(961)	(2,473)
Cash and cash equivalents, beginning of period	22,408	17,108
Cash and cash equivalents, end of period	$21,447	$14,635

Supplemental of cash flow information
Income taxes paid	$1,076	$2,026
Interest paid, net of amounts capitalized	$1,486	$797
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining and fast-casual restaurants. As of April 19, 2015, the Company owned and operated 418 restaurants located in 38 states, the District of Columbia, and two Canadian provinces. The Company also had 99 franchised casual-dining restaurants in 15 states as of April 19, 2015. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 28, 2014 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on February 20, 2015.
The Company’s quarter that ended April 19, 2015 is referred to as first quarter 2015, or the sixteen weeks ended April 19, 2015; the quarter ended April 20, 2014 is referred to as first quarter 2014, or the sixteen weeks ended April 20, 2014.
Change in Accounting Estimate - Gift Card Breakage
During the sixteen weeks ended April 19, 2015, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. As a result, the Company recognized $1.4 million of additional gift card breakage revenue in the first quarter of 2015. Gift card breakage revenue is included in other revenue in the condensed consolidated statement of incomes. This change in accounting estimate increased net income by $0.9 million or $0.06 per diluted share.
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance is effective for reporting periods beginning after December 15, 2015 and will result in a change in presentation of these costs on our consolidated balance sheets.
In April 2015, the FASB issued guidance clarifying that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015. We are currently evaluating the impact this guidance may have on our consolidated financial position and results of operations.

In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial position and results of operations.
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
2. Goodwill and Intangible Assets
The following table presents goodwill as of April 19, 2015 and December 28, 2014 (in thousands):

Balance, December 28, 2014	$84,115
Translation adjustment	$(921)
Balance, April 19, 2015	$83,194
The Company had no goodwill impairment losses in the period presented in the above table or any prior periods.
The following table presents intangible assets as of April 19, 2015 and December 28, 2014 (in thousands):

	April 19, 2015			December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$50,648	$(21,653)	$28,995	$50,826	$(20,583)	$30,243
Favorable leases	12,991	(5,755)	7,236	12,991	(5,553)	7,438
Liquor licenses	10,066	(9,619)	447	10,058	(9,548)	510
	$73,705	$(37,027)	$36,678	$73,875	$(35,684)	$38,191
Indefinite-lived intangible assets:
Liquor licenses and other	$5,070	$—	$5,070	$4,288	$—	$4,288
Intangible assets, net	$78,775	$(37,027)	$41,748	$78,163	$(35,684)	$42,479
There were no impairments to intangible assets during the sixteen weeks ended April 19, 2015 and April 20, 2014. The aggregate amortization expense related to intangible assets subject to amortization was $1.3 million and $1.1 million for the sixteen weeks ended April 19, 2015 and April 20, 2014.
The estimated aggregate future amortization expense as of April 19, 2015 is as follows, (in thousands):

Remainder of 2015	$2,837
2016	3,875
2017	3,770
2018	3,537
2019	3,594
Thereafter	19,065
$36,678
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

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Risk-free interest rate	1.4%	1.7%
Expected years until exercise	4.8	5.8
Expected stock volatility	40.6%	44.7%
Dividend yield	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$29.69	$31.53
The following table presents a summary of the Company’s stock-based compensation activity for the sixteen weeks ended April 19, 2015 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 28, 2014	462	101
Granted	70	20
Forfeited/expired	(26)	(6)
Exercised/vested	(71)	(17)
Outstanding, April 19, 2015	435	98
We recognized expense from stock-based compensation for the sixteen weeks ended April 19, 2015 and April 20, 2014 as follows (in thousands):

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Restaurant related	$35	$31
Selling, general, and administrative related	1,411	978
Total stock-based compensation	$1,446	$1,009

4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the sixteen weeks ended April 19, 2015 and April 20, 2014, weighted average stock options outstanding of 38 thousand shares and 36 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Net income	$16,565	$11,944

Basic weighted average shares outstanding	14,077	14,352
Dilutive effect of stock options and awards	198	240
Diluted weighted average shares outstanding	14,275	14,592

Earnings per share:
Basic	$1.18	$0.83
Diluted	$1.16	$0.82
5. Acquisitions of Red Robin Franchised Restaurants
On March 24, 2014, the Company acquired four restaurants in the United States from one of its franchisees with a purchase price of $8.0 million in cash. On July 14, 2014, the Company acquired 32 Red Robin franchised restaurants, 14 in the United States and 18 in Canada, from Mach Robin, LLC and its Canadian affiliate, with a purchase price of $39.5 million in cash. The condensed consolidated statements of income include the results of operations for these restaurants from the dates of acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact was not material to reported results.
The Company preliminary allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed at the acquisition date at their estimated fair values with the remaining $23.0 million allocated to goodwill. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.
6. Impairment and Restaurant Closures
The Company closed one restaurant at the end of its lease term during the first quarter 2015. The Company closed two restaurants that operated below acceptable profitability levels during the first quarter 2014. Both restaurants closed in first quarter 2014 had been impaired in fiscal year 2013. No impairments were recorded during the first quarter 2015 and the first quarter 2014.
The Company evaluates restaurants that are closed and allocates goodwill based on the relative fair value of the disposed restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. No goodwill was allocated to the restaurants closed during the first quarter 2015 and the first quarter 2014, because those restaurants had projected zero or negative cash flow and consequently did not have positive fair value.
7. Advertising Costs
Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses. Advertising and marketing includes salaries and benefits of marketing personnel, advertising, media, and marketing materials. Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $15.2 million and $12.3 million for the sixteen weeks ended April 19, 2015 and April 20, 2014, which included $13.1 million and $10.3 million related to selling expense.
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
The Company had one interest rate swap at April 19, 2015 and December 28, 2014 with Rabobank to hedge its floating interest rate borrowings. The Company entered into this variable-to-fixed interest rate swap agreement with Rabobank in August 2011 with an initial notional amount of $74.1 million. The notional amount amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of April 19, 2015 and December 28, 2014 was $52.5 million and $54.4 million. Under the terms of the interest rate swap, the quarterly cash payment or receipt is equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date.
Changes in fair value of the interest rate swap are recorded, net of tax, as a component of Accumulated other comprehensive income (“AOCI”), in the accompanying condensed consolidated balance sheets. The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, to Interest expense on the Company’s condensed consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in Interest expense. The following table presents losses on the interest rate swap designated as a cash flow hedge recognized in the Other comprehensive income (“OCI”) and reclassifications from AOCI to earnings for the sixteen weeks ended April 19, 2015 and April 20, 2014 (in thousands):

	Losses recognized in OCI on derivative (effective portion)		Losses reclassified from AOCI into income (effective portion)
	April 19, 2015	April 20, 2014	April 19, 2015	April 20, 2014
Sixteen Weeks Ended	$(3)	$(70)	$(23)	$(29)
The following table summarizes the fair value and presentation of the interest rate swap in the accompanying condensed consolidated balance sheets as hedging instruments as of April 19, 2015 and December 28, 2014 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at April 19, 2015	Fair Value at December 28, 2014
Accrued liabilities	$110	$347
Total derivatives	$110	$347
The components of accumulated other comprehensive income related to the interest rate swap being used to hedge cash flows were immaterial as of April 19, 2015 and December 28, 2014.
The interest rate swap was highly effective during the sixteen weeks ended April 19, 2015. Amounts reclassified from accumulated other comprehensive loss into interest expense represent payments made to the counterparty for the effective portion of the interest rate swap. The Company expects the swap to continue to be highly effective until it matures on June 30, 2015. Approximately $13 thousand of the deferred losses included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets at April 19, 2015 is expected to be reclassified into earnings before the swap matures on June 30, 2015. Additionally, the Company had no obligations as of April 19, 2015 to post collateral under the terms of the interest rate swap agreements. If the Company had breached any of its provisions at April 19, 2015, it could have been required to settle its obligations on the interest rate swap at a termination value of $0.1 million.

9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company's assets and liabilities measured at fair value on a recurring basis as of April 19, 2015 and December 28, 2014 (in thousands):

	4/19/2015	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,679	$6,679	$—	$—
Total assets measured at fair value	$6,679	$6,679	$—	$—
Liabilities:
Derivative—interest rate swap	$110	$—	$110	$—
Total liabilities measured at fair value	$110	$—	$110	$—

	12/28/2014	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$5,723	$5,723	$—	$—
Total assets measured at fair value	$5,723	$5,723	$—	$—
Liabilities:
Derivative—interest rate swap	$347	$—	347	$—
Total liabilities measured at fair value	$347	$—	$347	$—
Other than disclosed in Note 5, Acquisitions of Red Robin Franchised Restaurants, as of April 19, 2015 and December 28, 2014, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be level 2 instruments. The carrying value of the Company’s credit facility as of April 19, 2015 and December 28, 2014 was $135.0 million and $138.5 million. The fair value of the Company’s credit facility as of April 19, 2015 and December 28, 2014 was approximately $134.9 million and $138.4 million. There were $8.3 million of outstanding borrowings recorded for the Company’s capital leases as of April 19, 2015, which have an estimated fair value of $9.7 million. At December 28, 2014, the carrying amount of the Company’s capital lease obligations was $8.5 million and the fair value was $10.0 million.
10. Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment-related claims and claims alleging illness, injury, or other food quality, health, or operational issues. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material effect on the Company’s financial position and results of operations.
11. Subsequent Events
The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2015 and 2014 refer to the sixteen week periods ending April 19, 2015 and April 20, 2014, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants with 517 locations in North America. As of April 19, 2015, the Company operated 418 Company-owned restaurants located in 38 states, the District of Columbia, and two Canadian provinces, comprised of 408 Red Robin® restaurants and 10 Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and service. The Company also had 99 franchised casual-dining restaurants in 15 states as of April 19, 2015. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the sixteen weeks ended April 19, 2015, and our outlook for the remainder of fiscal year 2015:

•	Financial performance.

◦
Restaurant revenues increased $53.5 million or 16.0% to $388.5 million for the sixteen weeks ended April 19, 2015 as compared to the sixteen weeks ended April 20, 2014, primarily due to $43.5 million in revenue from acquired and new restaurants, net of closures, and a $10.0 million or 3.1% increase in comparable restaurant revenue.

◦
Restaurant operating costs, as a percentage of restaurant revenue, decreased 60 basis points to 77.0% for the sixteen weeks ended April 19, 2015 compared to 77.6% for the sixteen weeks ended April 20, 2014. The decrease was primarily due to a 110 basis point decrease in labor costs, driven by lower health insurance and workers’ compensation claims, partially offset by higher rent associated with newly opened and acquired restaurants.

◦
Net income increased 38.7% to $16.6 million for the sixteen weeks ended April 19, 2015 from $11.9 million for the sixteen weeks ended April 20, 2014. Diluted earnings per share increased 41.5% to $1.16 for the sixteen weeks ended April 19, 2015 as compared to $0.82 for the sixteen weeks ended April 20, 2014. Excluding the impact of $0.06 per diluted share related to the change in accounting estimate for gift card breakage, net income per diluted share for the sixteen weeks ended April 19, 2015 was $1.10.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled guests early about new menu items to generate awareness and trial. Our media buying approach is designed to achieve greater continuity with less time off air between televised advertising windows. In addition, we use digital, social, and earned media to target and more effectively reach specific segments of our guest base. Our “Million Reasons” advertising campaign features a female spokeswoman to appeal to our core target of female decision-makers and create continuity of branding across individual advertisements and media.

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, menu, food presentation, and other guest experiences. Key elements of the restaurant remodel associated with our brand transformation include greater separation of the bar and family dining area, and new exteriors including signage. As of April 19, 2015, we have remodeled 122 of our Company-owned Red Robin restaurants to our new brand standards. We plan to remodel approximately 150 Company-owned Red Robin restaurants during the fiscal year 2015.

•
Restaurant Development. We opened one new Red Robin restaurant during the sixteen weeks ended April 19, 2015. We plan to open 19 Red Robin restaurants during the remainder of 2015 and relocate three restaurants. We expect that our franchisees will open two new Red Robin restaurants during 2015.

•
Red Robin Burger Works. During the sixteen weeks ended April 19, 2015, we opened three new Red Robin Burger Works restaurants, all located in central business district areas, bringing our total units to ten. We continue to evaluate the results of different types of trade areas as well as optimize operating performance. The underlying restaurant performance has been mixed with sales at our central business district and lifestyle trade areas performing as expected and our college campus locations performing below our expectations. For the remainder of 2015, we plan to open two additional Red Robin Burger Works restaurants in central business district locations.
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated:

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Company-owned:
Beginning of period	415	361
Opened during the period	4	4
Acquired from franchisee	—	4
Closed during the period	(1)	(2)
End of period	418	367
Franchised:
Beginning of period	99	134
Opened during the period	—	—
Sold or closed during the period	—	(5)
End of period	99	129
Total number of restaurants	517	496

Results of Operations
Operating results for each fiscal year presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues.
This information has been prepared on a basis consistent with our audited 2014 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Revenues:
Restaurant revenue	98.4%	98.4%
Franchise royalties, fees, and other revenues	1.6	1.6
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.2	25.1
Labor	32.0	33.1
Other operating	12.0	12.1
Occupancy	7.8	7.3
Total restaurant operating costs	77.0	77.6
Depreciation and amortization	5.8	5.6
Selling, general, and administrative	12.2	12.4
Pre-opening and acquisition costs	0.2	0.6
Income from operations	6.0	5.0

Interest expense, net and other	0.3	0.2
Income before income taxes	5.7	4.8
Provision for income taxes	1.5	1.3
Net income	4.2%	3.5%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.
Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 19, 2015	April 20, 2014	Percent Change
Restaurant revenue	$388,509	$334,995	16.0%
Franchise royalties, fees, and other revenue	6,392	5,489	16.5%
Total revenues	$394,901	$340,484	16.0%
Average weekly net sales volumes in Company-owned restaurants(1)	$59,207	$58,382	1.4%
Total operating weeks	6,660	5,810	14.6%
Net sales per square foot	$148	$143	3.5%
___________________________________

(1)	Excludes Red Robin Burger Works.
Restaurant revenue for the sixteen weeks ended April 19, 2015, which is comprised almost entirely of food and beverage sales, increased by $53.5 million or 16.0% as compared to the first quarter of fiscal 2014. Our 36 newly acquired restaurants (Refer to Note 5, Acquisitions of Red Robin Franchised Restaurants) contributed $29.5 million or 8.8% of the increase. New restaurant openings, net of closures, provided an additional $14.0 million or 4.2% of the increase. Comparable restaurant revenue grew $10.0 million or 3.1%, driven by a 2.0% increase in average guest check and a 1.1% increase in guest counts.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin casual dining restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. New restaurants are restaurants that are open but by definition not included in the comparable category because they have not yet operated for five full quarters. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period and the average square feet of our restaurants.
Franchise royalties, fees, and other revenue increased $0.9 million or 16.5% for the sixteen weeks ended April 19, 2015, as the result of a $1.8 million increase in other revenue, offset by a $0.9 million decrease in franchise revenue. Other revenue increased primarily due to a $1.4 million increase in gift card breakage revenue as the result of changing the accounting estimate for gift card breakage. Franchise revenue decreased primarily related to the loss of royalties from 36 franchised restaurants that we acquired in 2014. The decrease was partially offset by an increase in franchise royalties from our current franchisees. Our franchisees reported that comparable restaurant revenue increased 7.2% for the sixteen weeks ended April 19, 2015 compared to the sixteen weeks ended April 20, 2014.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2015	April 20, 2014	Percent Change
Cost of sales	$97,950	$84,220	16.3%
As a percent of restaurant revenue	25.2%	25.1%	0.1%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 10 basis points for the sixteen weeks ended April 19, 2015 compared to the same period in 2014. The increase was due to an increase in the cost of ground beef and poultry, partially offset by a decrease in beverage costs and the cost of steak fries, cheese, and fry oil.
Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2015	April 20, 2014	Percent Change
Labor	$124,356	$110,921	12.1%
As a percent of restaurant revenue	32.0%	33.1%	(1.1)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 19, 2015, labor as a percentage of restaurant revenue decreased 110 basis points compared to the same period in 2014. This decrease was primarily driven by an 80 basis point decrease in health insurance and workers’ compensation claims in addition to the leverage of operating at higher volumes. We expect health insurance and workers’ compensation costs to revert back to normal levels.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2015	April 20, 2014	Percent Change
Other operating	$46,584	$40,597	14.7%
As a percent of restaurant revenue	12.0%	12.1%	(0.1)%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. For the sixteen weeks ended April 19, 2015, other operating costs as a percentage of restaurant revenue decreased 10 basis points over the prior year due primarily to decreased utility, maintenance, and supply costs, partially offset by higher credit card fees, local media, and travel costs.

Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2015	April 20, 2014	Percent Change
Occupancy	$30,147	$24,282	24.2%
As a percent of restaurant revenue	7.8%	7.3%	0.5%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in Pre-opening costs. For the sixteen weeks ended April 19, 2015, occupancy costs as a percentage of restaurant revenue increased 50 basis points over the prior year, primarily due to higher fixed rents for newly opened and acquired restaurants. Our fixed rents for the sixteen weeks ended April 19, 2015 and April 20, 2014 were $19.7 million and $15.6 million.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2015	April 20, 2014	Percent Change
Depreciation and amortization	$23,003	$18,886	21.8%
As a percent of total revenues	5.8%	5.6%	0.2%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen weeks ended April 19, 2015, depreciation and amortization expense increased $4.1 million or 21.8% over the prior year, primarily related to the new restaurants opened and acquired since the first quarter 2014 and the restaurants remodeled under our brand transformation initiative.
Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2015	April 20, 2014	Percent Change
Selling, general, and administrative	$48,061	$42,423	13.3%
As a percent of total revenues	12.2%	12.4%	(0.2)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses, and marketing costs.
Selling, general, and administrative costs in the sixteen weeks ended April 19, 2015 increased $5.6 million or 13.3% as compared to the same period in 2014. The increase was primarily due to an increase in advertising and gift card costs, salaries and incentive compensation, travel expenses, and recruiting and hiring costs.
Pre-opening and Acquisition Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2015	April 20, 2014	Percent Change
Pre-opening and acquisition costs	$955	$2,113	(54.8)%
As a percent of total revenues	0.2%	0.6%	(0.4)%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing, and supply costs, and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened and the location of the restaurants. Pre-opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Pre-opening costs decreased $1.2 million for the sixteen weeks ended April 19, 2015 due to fewer restaurant openings in 2015 in addition to $0.6 million in acquisition costs included in the first quarter of 2014.

Interest Expense, Net and Other
Interest expense, net and other was $1.1 million for the sixteen weeks ended April 19, 2015, an increase of $0.4 million or 57.3% from the same period in 2014. The increase was primarily related to a higher average debt balance in the first quarter 2015 compared to the same period in 2014.
Our weighted average interest rate was 2.4% for the sixteen weeks ended April 19, 2015, compared to 3.1% for the sixteen weeks ended April 20, 2014.
Provision for Income Taxes
The effective income tax rate for the sixteen weeks ended April 19, 2015 was 27.3%, compared to 27.0% for the sixteen weeks ended April 20, 2014.We anticipate that our full year fiscal 2015 effective tax rate will be approximately 27.5%.

Liquidity and Capital resources
Cash and cash equivalents decreased $1.0 million to $21.4 million at April 19, 2015, from $22.4 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative, pay down debt, and maintain the flexibility to use excess cash to opportunistically repurchase our common stock and execute our long term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 19, 2015	April 20, 2014
Net cash provided by operating activities	$35,991	$36,035
Net cash used in investing activities	(37,266)	(32,343)
Net cash provided by (used in) financing activities	441	(6,165)
Effect of exchange rate changes on cash	(127)	—
Net decrease in cash and cash equivalents	$(961)	$(2,473)
Operating Cash Flows
Net cash flows provided by operating activities were $36.0 million for the sixteen weeks ended April 19, 2015, comparable to the same period in 2014. A $14.8 million increase in restaurant operations due to new restaurants opened and acquired since the second quarter 2014 was offset by an $11.9 million increase in payments to vendors, a $2.5 million increase in contributions to marketing and national media advertising funds, and a $0.8 million increase in salaries, benefits, and incentive-based compensation.
Investing Cash Flows
Net cash flows used in investing activities were $37.3 million for the sixteen weeks ended April 19, 2015, compared to $32.3 million for the same period in 2014. The increase over prior year was due primarily to increased capital investments in restaurant remodels, restaurant maintenance, restaurant equipment, and technology infrastructure, partially offset by a decrease in acquisition costs. The following table lists the components of our capital expenditures, net of currency translation effect, for the sixteen weeks ended April 19, 2015 (in thousands):

Sixteen Weeks Ended April 19, 2015
New restaurants	$8,693
Restaurant remodels	14,432
Restaurant maintenance capital	3,181
Investment in technology infrastructure and other	5,274
Deposit on restaurant equipment	5,479
Total capital expenditures	$37,059
Financing Cash Flows
Cash provided by our financing activities increased $6.6 million to $0.4 million for the sixteen weeks ended April 19, 2015 compared to the same period in 2014. This increase was primarily due to a $7.5 million reduction in cash used to repurchase the Company’s common stock, a $1.3 million increase in cash proceeds from the exercise of employee stock options and employee stock purchases, and a $0.3 million increase in the tax benefit from exercise of stock options, offset by a $2.5 million increase in net debt repayment.
Credit Facility
On July 2, 2014, we replaced our existing credit facility (“Previous Credit Facility”) with a new credit facility (“New Credit Facility”) with the same lenders of the Previous Credit Facility. The New Credit Facility provides for a $250 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%). The New Credit Facility matures on July 2, 2019.
Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet. As of April 19, 2015, the Company had outstanding borrowings under the New Credit Facility of $135.0 million, in addition to amounts issued under letters of credit of $9.0 million, which reduce the amount available under the credit facility but are not recorded as debt.
We had one interest rate swap with Rabobank International, Utrecht (“Rabobank”) to hedge a portion of our floating interest rate borrowings. The interest rate swap had an effective date of August 5, 2011 with an initial notional amount of $74.1 million. The notional amount amortizes over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. The remaining notional amount as of April 19, 2015 was $52.5 million. Under the swap, we are required to make quarterly payments based on a fixed interest rate of 1.135%, calculated based on the remaining notional amount. In exchange, we receive interest on the notional amount at a variable rate that is based on the 3-month spot LIBOR rate quarterly.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of April 19, 2015, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $3.7 million to $144.2 million at April 19, 2015, from $147.9 million at December 28, 2014, primarily due to our net repayments to the New Credit Facility.
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently-maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our revolving credit facility to satisfy short-term liquidity requirements. However, we believe that our future cash flows will be sufficient to satisfy any working capital deficits.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the sixteen weeks ended April 19, 2015, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2015, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2015.
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
Contractual Obligations
The Company entered into an agreement during the first quarter of 2015 to purchase certain restaurant equipment. As of April 19, 2015, the balance due under the contract of $6.8 million will be paid in less than one year. There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
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
In the first quarter of 2015, we changed our estimate on gift card breakage, see Note 1, Basis of Presentation and Recent Accounting Pronouncements. We had no changes in our critical accounting policies, which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance is effective for reporting periods beginning after December 15, 2015 and will result in a change in presentation of these costs on our consolidated balance sheets.
In April 2015, the FASB issued guidance clarifying that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015. We are currently evaluating the impact this guidance may have on our consolidated financial position and results of operations.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial position and results of operations.
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
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and

Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our marketing strategy; brand transformation initiative and anticipated number and timing of restaurant remodels; anticipated number and timing of new restaurant openings and restaurant development efforts, including Red Robin Burger Works; expected uses for available cash flow; beliefs about sufficiency of future cash flows to satisfy working capital deficit; anticipated funding for new restaurant openings; expectations about our interest-rate swaps; anticipated effective tax rate for 2015; beliefs about health insurance and workers’ compensation costs, inflation, commodity, and utility costs; and the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; the effectiveness of our new technology systems; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims; effectiveness of management strategies and decisions; the ability to fulfill planned expansion and restaurant remodeling; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on February 20, 2015.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our current credit facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: if our borrowings are denominated in U.S. Dollars, an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.00% to 1.00%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.00% to 2.00%; if our borrowings are denominated in Canadian Dollars, an ABR based on the Canadian Prime Rate plus 0.00% to 1.00%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three, or six-month LIBOR, at our discretion, plus 1.00% to 2.00%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our leverage ratio, as defined by the credit agreement. As of April 19, 2015, we had $82.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $0.8 million on an annualized basis.
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
Commodity Price Risks
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of April 19, 2015, approximately 57% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of fiscal year 2015. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

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
As discussed in Note 5, Acquisitions of Red Robin Franchised Restaurants, to our Condensed Consolidated Financial Statements, we acquired 36 franchised restaurants, 18 in the United States and 18 in Canada, in fiscal year 2014. We have integrated the 18 acquired U.S. restaurants into our existing internal control environment as of December 28, 2014. As a result of the timing of the acquisition, we excluded the 18 acquired Canadian restaurants from the annual assessment of our internal control over financial reporting for the year ending December 28, 2014. We are evaluating the internal controls over financial reporting for the 18 acquired Canadian restaurants and will be implementing changes as needed to align their controls with the rest of the Company. Internal controls for the Canadian restaurants will be included in the 2015 annual assessment.

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

ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed with the SEC on February 20, 2015. There have been no material changes to our Risk Factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 19, 2015, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on February 11, 2015, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. The Company did not repurchase any of its own common stock during first quarter 2015. Therefore, the repurchase program had remaining authorized funds of $50.0 million at April 19, 2015.

ITEM 6.    Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 19, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 19, 2015 and December 28, 2014; (ii) Condensed Consolidated Statements of Operations for the sixteen weeks ended April 19, 2015 and April 20, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the sixteen weeks ended April 19, 2015 and April 20, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 19, 2015 and April 20, 2014; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 21, 2015	By:	/s/ Stuart B. Brown
(Date)		Stuart B. Brown (Chief Financial Officer)