Form 10-Q
period 2015-07-12
RED ROBIN GOURMET BURGERS INC
filed 2015-08-13
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2015
Common Stock, $0.001 par value per share	14,170,967

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	July 12, 2015	December 28, 2014
Assets:
Current assets:
Cash and cash equivalents	$22,615	$22,408
Accounts receivable, net	15,835	23,740
Inventories	26,655	25,947
Prepaid expenses and other current assets	23,752	23,160
Deferred tax asset and other	4,461	4,677
Total current assets	93,318	99,932
Property and equipment, net	530,018	496,262
Goodwill	83,033	84,115
Intangible assets, net	41,173	42,479
Other assets, net	19,295	13,101
Total assets	$766,837	$735,889
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$24,581	$28,522
Construction related payables	24,661	15,652
Accrued payroll and payroll-related liabilities	43,158	47,362
Unearned revenue	31,764	45,049
Accrued liabilities and other	33,121	27,084
Total current liabilities	157,285	163,669
Deferred rent	61,122	57,341
Long-term debt	136,875	139,375
Long-term portion of capital lease obligations	7,672	7,938
Other non-current liabilities	10,082	7,795
Total liabilities	373,036	376,118
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 14,176 and 14,043 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,675 and 3,808 shares, at cost	(127,627)	(132,252)
Paid-in capital	204,082	200,617
Accumulated other comprehensive loss, net of tax	(3,715)	(1,924)
Retained earnings	321,043	293,312
Total stockholders’ equity	393,801	359,771
Total liabilities and stockholders’ equity	$766,837	$735,889
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Revenues:
Restaurant revenue	$288,704	$251,818	$677,213	$586,813
Franchise royalties, fees, and other revenues	4,275	4,315	10,667	9,804
Total revenues	292,979	256,133	687,880	596,617
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	71,665	63,689	169,615	147,909
Labor	93,513	82,572	217,869	193,493
Other operating	35,356	31,022	81,940	71,619
Occupancy	23,210	18,618	53,357	42,900
Depreciation and amortization	17,260	14,120	40,263	33,006
Selling, general, and administrative expenses	34,126	30,320	82,187	72,743
Pre-opening and acquisition costs	1,369	2,326	2,324	4,439
Total costs and expenses	276,499	242,667	647,555	566,109

Income from operations	16,480	13,466	40,325	30,508
Other expense:
Interest expense, net and other	904	475	1,964	1,149
Income before income taxes	15,576	12,991	38,361	29,359
Provision for income taxes	4,410	3,521	10,630	7,945
Net income	$11,166	$9,470	$27,731	$21,414
Earnings per share:
Basic	$0.79	$0.66	$1.96	$1.49
Diluted	$0.78	$0.65	$1.94	$1.47
Weighted average shares outstanding:
Basic	14,142	14,312	14,134	14,335
Diluted	14,311	14,528	14,322	14,565
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Net income	$11,166	$9,470	$27,731	$21,414
Other comprehensive gain (loss), net of tax:
Changes in derivative instrument:
Net change in fair value of interest rate swap	—	(7)	(3)	(77)
Net loss reclassified into interest expense	13	22	36	51
Tax (expense) benefit	(5)	(6)	(13)	10
Net change in derivative instrument	$8	$9	$20	$(16)
Foreign currency translation adjustment	$(694)	—	$(1,811)	—
Other comprehensive gain (loss), net of tax	$(686)	$9	$(1,791)	$(16)
Total comprehensive income	$10,480	$9,479	$25,940	$21,398
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014
Cash flows from operating activities:
Net income	$27,731	$21,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,263	33,006
Stock-based compensation expense	2,849	2,030
Other, net	(3,949)	(1,338)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	9,285	7,311
Trade accounts payable and accrued liabilities	(344)	(415)
Unearned revenue	(10,051)	(7,976)
Other operating assets and liabilities, net	1,564	2,051
Net cash provided by operating activities	67,348	56,083
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(64,507)	(48,729)
Deposit on equipment purchase	(5,479)	—
Acquisition of franchise restaurants, net of cash acquired	—	(7,942)
Other investing activities	3	93
Net cash used in investing activities	(69,983)	(56,578)
Cash flows from financing activities:
Borrowings of long-term debt	248,500	140,000
Payments of long-term debt and capital leases	(251,327)	(91,404)
Purchase of treasury stock	—	(8,078)
Debt issuance costs	—	(690)
Tax benefit from exercise of stock options	1,840	1,691
Proceeds from exercise of stock options and employee stock purchase plan	3,987	2,411
Net cash provided by financing activities	3,000	43,930
Effect of exchange rate changes on cash	(158)	—
Net increase in cash and cash equivalents	207	43,435
Cash and cash equivalents, beginning of period	22,408	17,108
Cash and cash equivalents, end of period	$22,615	$60,543

Supplemental disclosure of cash flow information
Income taxes paid	$4,094	$8,579
Interest paid, net of amounts capitalized	$2,342	$1,584
Change in construction related payables	$9,009	$1,594
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining and fast-casual restaurants. As of July 12, 2015, the Company owned and operated 422 restaurants located in 38 states, the District of Columbia, and two Canadian provinces. The Company also had 99 franchised casual-dining restaurants in 15 states as of July 12, 2015. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 28, 2014 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, filed with the SEC on February 20, 2015.
The Company’s quarter that ended July 12, 2015 is referred to as second quarter 2015, or the twelve weeks ended July 12, 2015; the first quarter ended April 19, 2015 is referred to as first quarter 2015, or the sixteen weeks ended April 19, 2015; and together the first and second quarters of 2015 are referred to as the twenty-eight weeks ended July 12, 2015. The Company’s quarter that ended July 13, 2014 is referred to as second quarter 2014, or the twelve weeks ended July 13, 2014; the first quarter ended April 20, 2014 is referred to as first quarter 2014, or the sixteen weeks ended April 20, 2014; and together the first and second quarters of 2014 are referred to as the twenty-eight weeks ended July 13, 2014.
Change in Accounting Estimate - Gift Card Breakage
During the first quarter 2015, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. As a result, the Company recognized $1.4 million of additional gift card breakage revenue in the first quarter of 2015. Gift card breakage revenue is included in other revenue in the condensed consolidated statement of incomes. This change in accounting estimate increased net income by $0.9 million or $0.06 per diluted share.
Recently Issued Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance is effective for reporting periods beginning after December 15, 2016 and permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements and the timing of adoption.
In April 2015, FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability, rather than an asset. The guidance is effective for reporting periods beginning after December 15, 2015 and will only result in an immaterial change in presentation of these costs on our consolidated balance sheets.
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
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. The guidance is now effective for reporting periods beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial position and results of operations.
2. Goodwill and Intangible Assets
The following table presents goodwill as of July 12, 2015 and December 28, 2014 (in thousands):

Balance, December 28, 2014	$84,115
Acquisition adjustment	158
Translation adjustment	$(1,240)
Balance, July 12, 2015	$83,033
The Company had no goodwill impairment losses in the period presented in the above table or any prior periods. During the first two quarters of 2015, the Company finalized the purchase price accounting of the acquisitions made in 2014 and recorded certain immaterial purchase accounting adjustments. Refer to Note 5, Acquisitions of Red Robin Franchised Restaurants.
The following table presents intangible assets as of July 12, 2015 and December 28, 2014 (in thousands):

	July 12, 2015			December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$50,627	$(22,410)	$28,217	$50,826	$(20,583)	$30,243
Favorable leases	12,991	(6,037)	6,954	12,991	(5,553)	7,438
Liquor licenses	10,075	(9,669)	406	10,058	(9,548)	510
	$73,693	$(38,116)	$35,577	$73,875	$(35,684)	$38,191
Indefinite-lived intangible assets:
Liquor licenses and other	$5,596	$—	$5,596	$4,288	$—	$4,288
Intangible assets, net	$79,289	$(38,116)	$41,173	$78,163	$(35,684)	$42,479
There were no impairments to intangible assets during the twenty-eight weeks ended July 12, 2015 and July 13, 2014. The aggregate amortization expense related to intangible assets subject to amortization was $1.1 million and $2.4 million for the twelve and twenty-eight weeks ended July 12, 2015.
The estimated aggregate future amortization expense as of July 12, 2015 is as follows, (in thousands):

Remainder of 2015	$2,174
2016	3,996
2017	3,886
2018	3,669
2019	3,587
Thereafter	18,265
$35,577

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Risk-free interest rate	1.6%	1.5%	1.4%	1.7%
Expected years until exercise	4.8	5.0	4.8	5.8
Expected stock volatility	39.4%	46.1%	40.6%	44.8%
Dividend yield	—%	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$30.86	$30.05	$29.71	$31.43
The following table presents a summary of the Company’s stock-based compensation activity for the twenty-eight weeks ended July 12, 2015 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 28, 2014	462	101
Granted	72	32
Forfeited/expired	(38)	(11)
Exercised/vested	(89)	(41)
Outstanding, July 12, 2015	407	81
We recognized expense from stock-based compensation for the twelve and twenty-eight weeks ended July 12, 2015 and July 13, 2014 as follows (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Restaurant related	$27	$18	$62	$49
Selling, general, and administrative related	1,376	1,003	2,787	1,981
Total stock-based compensation	$1,403	$1,021	$2,849	$2,030

4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and twenty-eight weeks ended July 12, 2015, weighted average stock options outstanding of 72 thousand shares and 48 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the twelve and twenty-eight weeks ended July 13, 2014, weighted average stock options outstanding of 67 thousand and 49 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Net income	$11,166	$9,470	$27,731	$21,414

Basic weighted average shares outstanding	14,142	14,312	14,134	14,335
Dilutive effect of stock options and awards	169	216	188	230
Diluted weighted average shares outstanding	14,311	14,528	14,322	14,565

Earnings per share:
Basic	$0.79	$0.66	$1.96	$1.49
Diluted	$0.78	$0.65	$1.94	$1.47
5. Acquisitions of Red Robin Franchised Restaurants
On March 24, 2014, the Company acquired four Red Robin restaurants in the United States from one of its franchisees for a purchase price of $8.0 million in cash. On July 14, 2014, the Company acquired 32 Red Robin franchised restaurants, 14 in the United States and 18 in Canada, from Mach Robin, LLC and its Canadian affiliate, for a purchase price of $39.5 million in cash. The condensed consolidated statements of income include the results of operations for these restaurants from the dates of acquisition. The pro forma impact of the acquisitions on prior periods is not presented as the impact was not material to reported results.
The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed at the acquisition date at their estimated fair values with the remainder allocated to goodwill. During the first two quarters of 2015, the Company finalized the purchase price accounting of the above acquisitions and recorded certain immaterial purchase accounting adjustments, which are reflected in the purchase price allocation table below.

Fair Value at Acquisition Date
Property, plant and equipment	14,157
Intangible assets	9,394
Goodwill	23,111
Inventory	2,088
Deferred Tax Assets	2,091
Deferred Tax Liabilities	(1,161)
Other current and non-current assets	737
Other current and non-current liabilities	(2,906)
Total purchase price	47,511
The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.

6. Impairment and Restaurant Closures
During the twenty-eight weeks ended July 12, 2015, the Company closed one restaurant at the end of its lease term. The Company closed two restaurants that operated below acceptable profitability levels during the twenty-eight weeks ended July 13, 2014. Both restaurants closed during the twenty-eight weeks ended July 13, 2014 had been impaired in fiscal year 2013. No impairments were recorded during the twenty-eight weeks ended July 12, 2015 or July 13, 2014.
The Company evaluates restaurants that are closed and allocates goodwill based on the relative fair value of the disposed restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. No goodwill was allocated to the restaurants closed during the twenty-eight weeks ended July 12, 2015 or July 13, 2014, because those restaurants had projected zero or negative cash flow and consequently did not have positive fair value.
7. Advertising Costs
Costs incurred in connection with the advertising and marketing of the Company are included in selling, general, and administrative expenses. Advertising and marketing includes salaries and benefits of marketing personnel, advertising, media, and marketing materials. Advertising production costs are expensed in the period when the advertising first takes place. Other advertising and marketing costs are expensed as incurred. Advertising and marketing costs were $12.0 million and $11.1 million for the twelve weeks ended July 12, 2015 and July 13, 2014, which included $11.1 million and $9.9 million related to selling expense. Advertising and marketing costs were $26.5 million and $23.4 million for the twenty-eight weeks ended July 12, 2015 and July 13, 2014, which included $24.1 million and $20.2 million related to selling expense.
8. Derivative Financial Instruments
From time to time, the Company enters into derivative instruments for risk management purposes only, including a derivative designated as cash flow hedge under guidance for derivative instruments and hedging activities. By using these instruments, the Company exposes itself, from time to time, to both credit and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, creating credit risk for the Company. The Company minimizes credit risk by entering into transactions with high-quality counterparties whose credit ratings are evaluated on a quarterly basis. Market risk, as it relates to the Company's interest-rate derivative, is the adverse effect on the value of a financial instrument resulting from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that the Company accepts.
The Company had one interest rate swap at December 28, 2014 with a remaining notional amount of $54.4 million. The Company entered into this variable-to-fixed interest rate swap agreement with Rabobank in August 2011 with an initial notional amount of $74.1 million to hedge its floating interest rate borrowings. The notional amount amortized over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. Under the terms of the interest rate swap, the quarterly cash payment or receipt was equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date.
Changes in fair value of the interest rate swap are recorded, net of tax, as a component of Accumulated other comprehensive income (“AOCI”), in the accompanying condensed consolidated balance sheets. The Company reclassifies the effective gain or loss from accumulated other comprehensive income, net of tax, to interest expense on the Company’s condensed consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense. The following table presents losses on the interest rate swap designated as a cash flow hedge recognized in other comprehensive income (“OCI”) and reclassifications from AOCI to earnings for the twelve and twenty-eight weeks ended July 12, 2015 and July 13, 2014 (in thousands):

	Losses recognized in OCI on derivative (effective portion)		Losses reclassified from AOCI into income (effective portion)
	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Twelve Weeks Ended	$—	$(7)	$(13)	$(22)
Twenty-eight Weeks Ended	$(3)	$(78)	$(36)	$(51)

The following table summarizes the fair value and presentation of the interest rate swap in the accompanying condensed consolidated balance sheets as hedging instruments as of July 12, 2015 and December 28, 2014 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at July 12, 2015	Fair Value at December 28, 2014
Accrued liabilities	$—	$347
Total derivatives	$—	$347
The components of accumulated other comprehensive income related to the interest rate swap being used to hedge cash flows were immaterial as of July 12, 2015 and December 28, 2014.
The interest rate swap was highly effective during 2015 until it matured on June 30, 2015.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of July 12, 2015 and December 28, 2014 (in thousands):

	July 12, 2015	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,806	$6,806	$—	$—
Total assets measured at fair value	$6,806	$6,806	$—	$—
Liabilities:
Derivative—interest rate swap	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

	December 28, 2014	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$5,723	$5,723	$—	$—
Total assets measured at fair value	$5,723	$5,723	$—	$—
Liabilities:
Derivative—interest rate swap	$347	$—	347	$—
Total liabilities measured at fair value	$347	$—	$347	$—
Other than disclosed in Note 5, Acquisitions of Red Robin Franchised Restaurants, as of July 12, 2015 and December 28, 2014, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be level 2 instruments. The following table presents the carrying value and estimated fair value of Company’s credit facility and capital lease obligations as of July 12, 2015 and December 28, 2014 (in thousands):

	July 12, 2015		December 28, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$136,000	$135,896	$138,500	$138,397
Capital lease obligations	8,196	9,550	8,521	10,004
Total	$144,196	$145,446	$147,021	$148,401
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2015 and 2014 refer to the twelve and twenty-eight week periods ending July 12, 2015 and July 13, 2014, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants with 521 locations in North America. As of July 12, 2015, the Company operated 422 Company-owned restaurants located in 38 states, the District of Columbia, and two Canadian provinces, comprised of 412 Red Robin® restaurants and 10 Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and service. The Company also had 99 franchised casual-dining restaurants in 15 states as of July 12, 2015. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks ended July 12, 2015:

•	Financial performance.

◦
Restaurant revenues increased $36.9 million or 14.6% to $288.7 million for the twelve weeks ended July 12, 2015, as compared to the twelve weeks ended July 13, 2014, primarily due to $29.7 million in revenue from acquired and new restaurants, net of closures, and a $7.2 million or 2.9% increase in comparable restaurant revenue. For the twenty-eight weeks ended July 12, 2015, restaurant revenues increased $90.4 million or 15.4% to $677.2 million as compared to the twenty-eight weeks ended July 13, 2014, primarily due to $72.9 million in revenue from acquired and new restaurants, net of closures, and a $17.5 million or 3.1% increase in comparable restaurant revenue.

◦
Restaurant operating costs, as a percentage of restaurant revenue, decreased 30 basis points to 77.5% for the twelve weeks ended July 12, 2015, as compared to 77.8% for the twelve weeks ended July 13, 2014. The decrease was due to a reduction in food and beverage costs as well as labor costs as a percentage to sales, partially offset by higher rent associated with newly opened and acquired restaurants. For the twenty-eight weeks ended July 12, 2015, restaurant operating costs decreased 50 basis points to 77.2% as compared to 77.7% for the twenty-eight weeks ended July 13, 2014. Decreases in labor costs due primarily to lower health insurance and workers’ compensation costs were partially offset by higher rent associated with newly opened and acquired restaurants.

◦
Net income increased 17.9% to $11.2 million for the twelve weeks ended July 12, 2015 from $9.5 million for the twelve weeks ended July 13, 2014. Diluted earnings per share increased 20.0% to $0.78 for the twelve weeks ended July 12, 2015, as compared to $0.65 for the twelve weeks ended July 13, 2014. For the twenty-eight weeks ended July 12, 2015, net income increased 29.5% to $27.7 million from $21.4 million for the twenty-eight weeks ended July 13, 2014. Diluted earnings per share increased 32.0% to $1.94 for the twenty-eight weeks ended July 12, 2015, as compared to $1.47 for the twenty-eight weeks ended July 13, 2014.

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

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, menu, food presentation, and other guest experiences. Key elements of the restaurant remodel associated with our brand transformation include greater separation of the bar and family dining area, and new exteriors including signage. We completed 31 restaurant remodels during the second quarter 2015 towards our goal of completing 150 in fiscal year 2015. We anticipate having a total of 295 restaurants conforming to the new brand standards by year end 2015, including new restaurant openings.

•
Restaurant Development. During the twelve weeks ended July 12, 2015, we opened four Red Robin restaurants, including one restaurant that was temporarily closed in 2014 due to public construction. We plan to open 16 Red Robin restaurants during the remainder of 2015 and relocate three restaurants. We expect that our franchisees will open one new Red Robin restaurant during 2015.

•
Red Robin Burger Works. We opened three new Red Robin Burger Works restaurants, all located in central business district areas, during the twenty-eight weeks ended July 12, 2015. We continue to evaluate the results of different types of trade areas as well as optimize operating performance. For the remainder of 2015, we plan to open at least one Red Robin Burger Works restaurant in a central business district location.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchise locations for the periods indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Company-owned:
Beginning of period	418	367	415	361
Opened during the period(1)	4	5	8	9
Acquired from franchisee	—	—	—	4
Closed during the period	—	—	(1)	(2)
End of period	422	372	422	372
Franchised:
Beginning of period	99	129	99	134
Opened during the period	—	1	—	1
Sold or closed during the period	—	—	—	(5)
End of period	99	130	99	130
Total number of restaurants	521	502	521	502
___________________________________

(1)	Includes reopening of one Red Robin restaurant that was temporarily closed in 2014.

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014	July 12, 2015	July 13, 2014
Revenues:
Restaurant revenue	98.5%	98.3%	98.4%	98.4%
Franchise royalties, fees, and other revenues	1.5	1.7	1.6	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.8	25.3	25.0	25.2
Labor	32.4	32.8	32.2	33.0
Other operating	12.3	12.3	12.1	12.2
Occupancy	8.0	7.4	7.9	7.3
Total restaurant operating costs	77.5	77.8	77.2	77.7
Depreciation and amortization	5.9	5.5	5.9	5.5
Selling, general, and administrative	11.7	11.8	11.9	12.2
Pre-opening and acquisition costs	0.5	0.9	0.3	0.7
Income from operations	5.6	5.3	5.9	5.1

Interest expense, net and other	0.3	0.2	0.3	0.2
Income before income taxes	5.3	5.1	5.6	4.9
Provision for income taxes	1.5	1.4	1.6	1.3
Net income	3.8%	3.7%	4.0%	3.6%
___________________________________
Certain percentage amounts in the table above do not total due to restaurant operating costs being expressed as a percentage of restaurant revenues and not total revenues.
Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(Revenues in thousands)	July 12, 2015	July 13, 2014	Percent Change	July 12, 2015	July 13, 2014	Percent Change
Restaurant revenue	$288,704	$251,818	14.6%	$677,213	$586,813	15.4%
Franchise royalties, fees, and other revenue	4,275	4,315	(0.9)%	10,667	9,804	8.8%
Total revenues	$292,979	$256,133	14.4%	$687,880	$596,617	15.3%
Average weekly net sales volumes in Company-owned restaurants(1)	$58,321	$57,549	1.3%	$58,829	$58,021	1.4%
Total operating weeks	5,036	4,424	13.8%	11,696	10,234	14.3%
Net sales per square foot	$109	$108	0.9%	$255	$253	0.8%
___________________________________

(1)	Excludes Red Robin Burger Works.

Restaurant revenue for the twelve weeks ended July 12, 2015, which is comprised almost entirely of food and beverage sales, increased by $36.9 million or 14.6% as compared to the second quarter of fiscal 2014. Our 36 newly acquired restaurants (Refer to Note 5, Acquisitions of Red Robin Franchised Restaurants, of Notes to Condensed Consolidated Financial Statements of this report) contributed $20.3 million or 8.1% of the increase. New restaurant openings, net of closures, provided an additional $9.4 million or 3.7% of the increase. Comparable restaurant revenue grew $7.2 million or 2.9%, driven by a 2.4% increase in average guest check and a 0.5% increase in guest counts.
Restaurant revenue for the twenty-eight weeks ended July 12, 2015 increased by $90.4 million, or 15.4%, as compared to the twenty-eight weeks ended July 13, 2014. The 36 newly acquired restaurants contributed $49.8 million or 8.5% of the increase. New restaurant openings, net of closures, provided an additional $23.1 million or 3.9% of the increase. Comparable restaurant revenue grew $17.5 million or 3.1%, driven by a 2.2% increase in average guest check and a 0.9% increase in guest counts.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin casual dining restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. New restaurants are restaurants that are open but by definition not included in the comparable category because they have not operated for five full quarters. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period and the average square feet of our restaurants.
Franchise royalties, fees, and other revenue decreased 0.9% for the twelve weeks ended July 12, 2015. A $0.5 million decrease in franchise revenue was partially offset by a $0.4 million increase in gift card breakage revenue, primarily as the result of changing the accounting estimate for gift card breakage (Refer to Change in Accounting Estimate - Gift Card Breakage in Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report). Franchise revenue decreased primarily related to the loss of royalties from 36 franchised restaurants that we acquired in 2014, partially offset by an increase in franchise royalties from our current franchisees. Our franchisees reported that comparable restaurant revenue increased 6.6% for the twelve weeks ended July 12, 2015, as compared to the twelve weeks ended July 13, 2014.
For the twenty-eight weeks ended July 12, 2015, franchise royalties, fees and other revenue increased $0.9 million, as the result of a $2.1 million increase in gift card breakage revenue, offset by a $1.4 million decrease in franchise revenue. Gift card breakage revenue increased primarily due to a change in accounting estimate for gift card breakage. Franchise revenue decreased primarily related to the loss of royalties from 36 franchised restaurants that we acquired in 2014, partially offset by an increase in franchise royalties from our current franchisees. Our franchisees reported that comparable restaurant revenue increased 6.9% for the twenty-eight weeks ended July 12, 2015 compared to the twenty-eight weeks ended July 13, 2014.
Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2015	July 13, 2014	Percent Change	July 12, 2015	July 13, 2014	Percent Change
Cost of sales	$71,665	$63,689	12.5%	$169,615	$147,909	14.7%
As a percent of restaurant revenue	24.8%	25.3%	(0.5)%	25.0%	25.2%	(0.2)%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 50 basis points for the twelve weeks ended July 12, 2015, as compared to the same period in 2014. The decrease was due to favorable menu mix and pricing, partially offset by food cost inflation, as higher ground beef and poultry prices were partially offset by lower prices for steak fries and non-alcoholic beverages.
For the twenty-eight weeks ended July 12, 2015, cost of sales as a percentage of restaurant revenue decreased 20 basis points as compared to the twenty-eight weeks ended July 13, 2014. The decrease was driven by favorable menu mix and pricing, partially offset by food cost inflation, primarily related to ground beef and poultry.

Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2015	July 13, 2014	Percent Change	July 12, 2015	July 13, 2014	Percent Change
Labor	$93,513	$82,572	13.3%	$217,869	$193,493	12.6%
As a percent of restaurant revenue	32.4%	32.8%	(0.4)%	32.2%	33.0%	(0.8)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 12, 2015, labor as a percentage of restaurant revenue decreased 40 basis points compared to the same period in 2014. This decrease was primarily driven by a decrease in health insurance and workers’ compensation costs in addition to the leverage of operating at higher sales volumes, partially offset by an increase in training costs.
For the twenty-eight weeks ended July 12, 2015, labor as a percentage of restaurant revenue decreased 80 basis points as compared to the same period in 2014. This decrease primarily resulted from a decrease in health insurance and workers’ compensation claims, in addition to the leverage of operating at higher sales volumes.
Other Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2015	July 13, 2014	Percent Change	July 12, 2015	July 13, 2014	Percent Change
Other operating	$35,356	$31,022	14.0%	$81,940	$71,619	14.4%
As a percent of restaurant revenue	12.3%	12.3%	—%	12.1%	12.2%	(0.1)%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. For the twelve weeks ended July 12, 2015, other operating costs as a percentage of restaurant revenue remained consistent as compared to the same period in 2014, as decreases in utility and supply costs were offset by higher maintenance and technology-related costs.
For the twenty-eight weeks ended July 12, 2015, other operating costs as a percentage of restaurant revenue decreased 10 basis points as compared to the same period in 2014, primarily due to lower utility costs.
Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2015	July 13, 2014	Percent Change	July 12, 2015	July 13, 2014	Percent Change
Occupancy	$23,210	$18,618	24.7%	$53,357	$42,900	24.4%
As a percent of restaurant revenue	8.0%	7.4%	0.6%	7.9%	7.3%	0.6%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended July 12, 2015, occupancy costs as a percentage of restaurant revenue increased 60 basis points over the prior year, primarily due to an increase in fixed rents and general liability insurance for newly opened and acquired restaurants. Our fixed rents for the twelve weeks ended July 12, 2015 and July 13, 2014 were $14.9 million and $12.0 million.
For the twenty-eight weeks ended July 12, 2015, occupancy costs increased $10.5 million or 24.4% as compared to the same period in 2014, primarily due to an increase in fixed rents and general liability insurance related to the additional restaurants opened and acquired since the fourth quarter 2013. Our fixed rents for the twenty-eight weeks ended July 12, 2015 and July 13, 2014 were $34.6 million and $27.7 million.
Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2015	July 13, 2014	Percent Change	July 12, 2015	July 13, 2014	Percent Change
Depreciation and amortization	$17,260	$14,120	22.2%	$40,263	$33,006	22.0%
As a percent of total revenues	5.9%	5.5%	0.4%	5.9%	5.5%	0.4%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended July 12, 2015, depreciation and amortization expense increased $3.1 million or 22.2% over the prior year, primarily related to new restaurants opened and acquired, and restaurants remodeled under our brand transformation initiative since the first quarter 2014.
For the twenty-eight weeks ended July 12, 2015, depreciation and amortization increased $7.3 million or 22.0% as compared to the same period in 2014, primarily related to new restaurants opened and acquired, and restaurants remodeled under our brand transformation initiative since the fourth quarter 2013.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks ended
(In thousands, except percentages)	July 12, 2015	July 13, 2014	Percent Change	July 12, 2015	July 13, 2014	Percent Change
Selling, general, and administrative	$34,126	$30,320	12.6%	$82,187	$72,743	13.0%
As a percent of total revenues	11.7%	11.8%	(0.1)%	11.9%	12.2%	(0.3)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses, and marketing costs.
Selling, general, and administrative costs in the twelve weeks ended July 12, 2015 increased $3.8 million or 12.6% as compared to the same period in 2014. The increase was primarily due to an increase in incentive compensation including stock based compensation, spending associated with higher gift card sales and other marketing initiatives, manager hiring and training costs, and professional service fees.
For the twenty-eight weeks ended July 12, 2015, selling, general and administrative costs increased $9.4 million or 13.0% as compared to the same period in 2014. The increase was driven primarily by an increase in spending associated with higher gift card sales and other marketing initiatives, incentive compensation including stock based compensation, travel expenses, and hiring and relocation costs.
Pre-opening and Acquisition Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 12, 2015	July 13, 2014	Percent Change	July 12, 2015	July 13, 2014	Percent Change
Pre-opening and acquisition costs	$1,369	$2,326	(41.1)%	$2,324	$4,439	(47.6)%
As a percent of total revenues	0.5%	0.9%	(0.4)%	0.3%	0.7%	(0.4)%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing, and supply costs, and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Pre-opening and acquisition costs decreased $1.0 million for the twelve weeks ended July 12, 2015, due to fewer restaurant openings in 2015 in addition to $0.7 million in acquisition costs included in the second quarter of 2014. Pre-opening and acquisition costs decreased $2.1 million for the twenty-eight weeks ended July 12, 2015 due to fewer restaurant openings in 2015 in addition to $1.2 million in acquisition costs included in the twenty-eight weeks ended July 13, 2014.
Interest Expense, Net and Other
Interest expense, net and other was $0.9 million for the twelve weeks ended July 12, 2015, an increase of $0.4 million or 90.3% from the same period in 2014. The increase was primarily related to a higher average debt balance in the second quarter of 2015 as compared to the same period in 2014.
Interest expense, net and other was $2.0 million for the twenty-eight weeks ended July 12, 2015, an increase of $0.8 million or 70.9% from the same period in 2014. The increase was primarily related to a higher average debt balance. Our weighted average interest rate was 2.6% and 2.5% for the twelve and twenty-eight weeks ended July 12, 2015, as compared to 3.0% and 2.9% for the twelve and twenty-eight weeks ended July 13, 2014.

Provision for Income Taxes
The effective income tax rate for the twelve weeks ended July 12, 2015 was 28.3%, compared to 27.1% for the twelve weeks ended July 13, 2014. The effective income tax rate for the twenty-eight weeks ended July 12, 2015 and July 13, 2014 was 27.7% and 27.1%. We anticipate that our full year fiscal 2015 effective tax rate will be approximately 27.5%.

Liquidity and Capital Resources
Cash and cash equivalents increased $0.2 million to $22.6 million at July 12, 2015, from $22.4 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative; paying down debt; maintaining the flexibility to use excess cash to opportunistically repurchase our common stock; purchasing franchised restaurants; and executing our long term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-eight Weeks Ended
	July 12, 2015	July 13, 2014
Net cash provided by operating activities	$67,348	$56,083
Net cash used in investing activities	(69,983)	(56,578)
Net cash provided by financing activities	3,000	43,930
Effect of exchange rate changes on cash	(158)	—
Net decrease in cash and cash equivalents	$207	$43,435
Operating Cash Flows
Net cash flows provided by operating activities increased $11.3 million to $67.3 million for the twenty-eight weeks ended July 12, 2015. A $24.0 million increase from restaurant operations plus a $4.5 million reduction in income tax payments was partially offset by a $9.1 million increase in marketing spend, a $2.8 million increase in compensation payments, and a $2.3 million decrease in net tenant incentive payments received. Restaurants opened and acquired since beginning of 2014 contributed $11.5 million to the cash increase from restaurant operations. The remainder of the increase in cash from restaurant operations was related to leverage of higher restaurant revenue and improved operating profit margins for existing restaurants.
Investing Cash Flows
Net cash flows used in investing activities were $70.0 million for the twenty-eight weeks ended July 12, 2015, as compared to $56.6 million for the same period in 2014. The increase over prior year was due primarily to increased capital investments in restaurant remodels, restaurant maintenance, restaurant equipment, and technology infrastructure, partially offset by a decrease in acquisition costs. The following table lists the components of our capital expenditures, net of currency translation effect, for the twenty-eight weeks ended July 12, 2015 (in thousands):

Twenty-eight Weeks Ended July 12, 2015
New restaurants	$17,341
Restaurant remodels	31,000
Investment in technology infrastructure and other (1)	14,947
Restaurant maintenance capital	6,698
Total capital expenditures	$69,986
___________________________________

(1)	Includes deposit on equipment purchase.
Financing Cash Flows
Cash provided by financing activities decreased $40.9 million to $3.0 million for the twenty-eight weeks ended July 12, 2015, as compared to the same period in 2014. Financing cash flows were higher in 2014 primarily due to $48.6 million of net borrowings of long-term debt to acquire franchised restaurants, partially offset by $8.1 million used to repurchase the Company’s common stock.
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
Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet. As of July 12, 2015, the Company had outstanding borrowings under the New Credit Facility of $136.0 million, in addition to amounts issued under letters of credit of $9.4 million, which reduce the amount available under the credit facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of July 12, 2015, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $2.8 million to $145.1 million at July 12, 2015, from $147.9 million at December 28, 2014, primarily due to our net repayments on the New Credit Facility.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the twenty-eight weeks ended July 12, 2015, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2015, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2015.
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
Off Balance Sheet Arrangements
Except for operating leases, primarily restaurant leases entered into the normal course of business, we do not have any material off balance sheet arrangements.

Contractual Obligations
The Company entered into an agreement during the first quarter of 2015 to purchase certain restaurant equipment. As of July 12, 2015, the balance due under the contract of $6.8 million will be paid in less than one year. There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, except in the first quarter of 2015, we changed our estimate on gift card breakage (see Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report).
Recently Issued Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our marketing strategy; brand transformation initiative and anticipated number and timing of restaurant remodels; anticipated number and timing of new restaurant openings, restaurant relocations and restaurant development efforts, including Red Robin Burger Works; expected uses for available cash flow; beliefs about the ability of our lenders to fulfill their lending commitments under our New Credit Facility and about the sufficiency of future cash flows to satisfy working capital deficit; anticipated funding for new restaurant openings; anticipated effective tax rate for 2015; commodity and utility costs, and the anticipated effects of inflation; and the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, except as discussed in Note 8, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this report, our existing interest rate swap matured during the second quarter of 2015. We may enter a new interest rate swap or may use other means such as caps to manage our net exposure to interest rate changes related to our borrowings. As of July 12, 2015, we had $136.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.4 million on an annualized basis.

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
As discussed in Note 5, Acquisitions of Red Robin Franchised Restaurants, to our Condensed Consolidated Financial Statements, we acquired 36 franchised restaurants, 18 in the United States and 18 in Canada, in fiscal year 2014. We integrated the 18 acquired U.S. restaurants into our existing internal control environment as of December 28, 2014. As a result of the timing of the acquisition, we excluded the 18 acquired Canadian restaurants from the annual assessment of our internal control over financial reporting for the year ending December 28, 2014. We have evaluated the internal controls over financial reporting for the 18 acquired Canadian restaurants and have implemented changes to align their controls with the rest of the Company. Internal controls for the Canadian restaurants will be included in the 2015 annual assessment.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 12, 2015, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $50.0 million of the Company’s common stock. This authorization became effective on February 11, 2015, and will terminate upon completing the repurchase of $50.0 million of common stock unless earlier terminated by the Company’s board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The Company did not repurchase any of its common stock during the second quarter 2015. The repurchase program had remaining authorized funds of $50.0 million as of July 12, 2015.

ITEM 6.    Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.

10.1	Red Robin Gourmet Burgers, Inc. Cash Incentive Plan, effective as of May 28, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2015.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 12, 2015 and December 28, 2014; (ii) Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended July 12, 2015 and July 13, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and twenty-eight weeks ended July 12, 2015 and July 13, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 12, 2015 and July 13, 2014; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 13, 2015	By:	/s/ Stuart B. Brown
(Date)		Stuart B. Brown (Chief Financial Officer)