Form 10-Q
period 2015-10-04
RED ROBIN GOURMET BURGERS INC
filed 2015-11-04
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2015
Common Stock, $0.001 par value per share	13,927,944

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	October 4, 2015	December 28, 2014
Assets:
Current assets:
Cash and cash equivalents	$21,823	$22,408
Accounts receivable, net	12,875	23,740
Inventories	26,643	25,947
Prepaid expenses and other current assets	19,360	23,160
Deferred tax asset and other	4,184	4,677
Total current assets	84,885	99,932
Property and equipment, net	580,631	496,262
Goodwill	82,646	84,115
Intangible assets, net	40,275	42,479
Other assets, net	13,892	13,101
Total assets	$802,329	$735,889
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$22,244	$28,522
Construction related payables	33,248	15,652
Accrued payroll and payroll-related liabilities	46,494	47,362
Unearned revenue	30,221	45,049
Accrued liabilities and other	31,512	27,084
Total current liabilities	163,719	163,669
Deferred rent	63,635	57,341
Long-term debt	164,875	139,375
Long-term portion of capital lease obligations	7,534	7,938
Other non-current liabilities	9,647	7,795
Total liabilities	409,410	376,118
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 14,047 and 14,043 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 3,804 and 3,808 shares, at cost	(137,211)	(132,252)
Paid-in capital	205,255	200,617
Accumulated other comprehensive loss, net of tax	(4,468)	(1,924)
Retained earnings	329,325	293,312
Total stockholders’ equity	392,919	359,771
Total liabilities and stockholders’ equity	$802,329	$735,889
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014
Revenues:
Restaurant revenue	$279,496	$263,883	$956,709	$850,696
Franchise royalties, fees, and other revenues	3,916	3,493	14,583	13,297
Total revenues	283,412	267,376	971,292	863,993
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	68,197	68,241	237,812	216,150
Labor	92,097	88,918	309,966	282,410
Other operating	36,144	34,124	118,084	105,744
Occupancy	22,804	21,222	76,161	64,122
Depreciation and amortization	18,618	15,209	58,881	48,216
Selling, general, and administrative expenses	31,608	27,831	113,795	100,573
Pre-opening and acquisition costs	2,239	2,605	4,563	7,045
Total costs and expenses	271,707	258,150	919,262	824,260

Income from operations	11,705	9,226	52,030	39,733
Other expense:
Interest expense, net and other	1,098	986	3,062	2,134
Income before income taxes	10,607	8,240	48,968	37,599
Provision for income taxes	2,325	1,032	12,955	8,977
Net income	$8,282	$7,208	$36,013	$28,622
Earnings per share:
Basic	$0.59	$0.51	$2.55	$2.00
Diluted	$0.58	$0.50	$2.52	$1.97
Weighted average shares outstanding:
Basic	14,138	14,216	14,115	14,299
Diluted	14,308	14,397	14,297	14,517
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014
Net income	$8,282	$7,208	$36,013	$28,622
Changes in derivative instrument:
Net change in fair value of interest rate swap	—	(10)	(3)	(87)
Net loss reclassified into interest expense	—	21	36	72
Tax (expense) benefit	—	(4)	(13)	6
Net change in derivative instrument	$—	$7	$20	$(9)
Foreign currency translation adjustment	$(753)	(1,146)	$(2,564)	(1,146)
Other comprehensive loss, net of tax	$(753)	$(1,139)	$(2,544)	$(1,155)
Total comprehensive income	$7,529	$6,069	$33,469	$27,467
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 4, 2015	October 5, 2014
Cash flows from operating activities:
Net income	$36,013	$28,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,881	48,216
Stock-based compensation expense	4,043	3,211
Other, net	(4,058)	(1,998)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	12,768	7,958
Trade accounts payable and accrued liabilities	2,967	(1,125)
Unearned revenue	(10,833)	(8,794)
Other operating assets and liabilities, net	1,570	6,848
Net cash provided by operating activities	101,351	82,938
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(120,738)	(75,859)
Acquisition of franchise restaurants, net of cash acquired	(2,532)	(48,664)
Other investing activities	191	(1,024)
Net cash used in investing activities	(123,079)	(125,547)
Cash flows from financing activities:
Borrowings of long-term debt	324,500	172,000
Payments of long-term debt and capital leases	(299,457)	(104,606)
Purchase of treasury stock	(9,849)	(25,712)
Debt issuance costs	—	(690)
Tax benefit from exercise of stock options	1,969	1,920
Proceeds from exercise of stock options and employee stock purchase plan	4,149	2,579
Net cash provided by financing activities	21,312	45,491
Effect of exchange rate changes on cash	(169)	(50)
Net change in cash and cash equivalents	(585)	2,832
Cash and cash equivalents, beginning of period	22,408	17,108
Cash and cash equivalents, end of period	$21,823	$19,940

Supplemental disclosure of cash flow information
Income taxes paid	$11,402	$12,496
Interest paid, net of amounts capitalized	$2,949	$2,729
Change in construction related payables	$17,596	$1,594
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), develops and operates casual-dining and fast-casual restaurants. As of October 4, 2015, the Company owned and operated 428 restaurants located in 38 states, the District of Columbia, and two Canadian provinces. The Company also had 99 franchised casual-dining restaurants in 15 states as of October 4, 2015. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended October 4, 2015 is referred to as third quarter 2015, or the twelve weeks ended October 4, 2015; the second quarter ended July 12, 2015 is referred to as second quarter 2015, or the twelve weeks ended July 12, 2015; the first quarter ended April 19, 2015 is referred to as first quarter 2015, or the sixteen weeks ended April 19, 2015; and together the first, second, and third quarters of 2015 are referred to as the forty weeks ended October 4, 2015. The Company’s quarter that ended October 5, 2014 is referred to as third quarter 2014, or the twelve weeks ended October 5, 2014; the second quarter ended July 13, 2014 is referred to as second quarter 2014, or the twelve weeks ended July 13, 2014; the first quarter ended April 20, 2014 is referred to as first quarter 2014, or the sixteen weeks ended April 20, 2014; and together the first, second, and third quarters of 2014 are referred to as the forty weeks ended October 5, 2014.
Change in Accounting Estimate - Gift Card Breakage
During the first quarter 2015, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. As a result, the Company recognized $1.4 million of additional gift card breakage revenue in the first quarter of 2015. Gift card breakage revenue is included in other revenue in the condensed consolidated statement of income. This change in accounting estimate increased net income by $0.9 million or $0.06 per diluted share for the first quarter 2015.
Recently Issued Accounting Standards
In September 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance eliminating the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for reporting periods beginning after December 15, 2015 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In July 2015, the FASB issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance is effective for reporting periods beginning after December 15, 2016 and permits adoption in an earlier period. We do not expect the adoption of this guidance will have a material impact to our financial statements.
In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability, rather than an asset. The guidance is effective for reporting periods beginning after December 15, 2015 and will result in an immaterial change in presentation of these costs on our consolidated balance sheets.
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
2. Goodwill and Intangible Assets
The following table presents goodwill as of October 4, 2015 and December 28, 2014 (in thousands):

Balance, December 28, 2014	$84,115
Acquisition and adjustment	295
Translation adjustment	$(1,764)
Balance, October 4, 2015	$82,646
The Company had no goodwill impairment losses in the period presented in the table above or any prior periods. During the first three quarters of 2015, the Company acquired one restaurant from a franchisee and finalized the purchase price accounting for acquisitions made in 2014, resulting in an immaterial adjustment to goodwill.
The following table presents intangible assets as of October 4, 2015 and December 28, 2014 (in thousands):

	October 4, 2015			December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$50,877	$(23,155)	$27,722	$50,826	$(20,583)	$30,243
Favorable leases	12,991	(6,461)	6,530	12,991	(5,553)	7,438
Liquor licenses	10,096	(9,717)	379	10,058	(9,548)	510
	$73,964	$(39,333)	$34,631	$73,875	$(35,684)	$38,191
Indefinite-lived intangible assets:
Liquor licenses and other	$5,644	$—	$5,644	$4,288	$—	$4,288
Intangible assets, net	$79,608	$(39,333)	$40,275	$78,163	$(35,684)	$42,479
There were no impairments to intangible assets during the forty weeks ended October 4, 2015 and October 5, 2014. The aggregate amortization expense related to intangible assets subject to amortization was $1.2 million and $3.6 million for the twelve and forty weeks ended October 4, 2015.

The estimated aggregate future amortization expense as of October 4, 2015 is as follows, (in thousands):

Remainder of 2015	$966
2016	4,025
2017	3,915
2018	3,699
2019	3,617
Thereafter	18,409
$34,631
3. Stock Incentive Plans
Under the Company’s Second Amended and Restated 2007 Performance Incentive Plan (the “2007 Stock Plan”), various stock options and stock awards may be granted to employees of the Company and any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries.
Stock options are granted with an exercise price equal to the fair market value of shares of the Company’s common stock at the grant date. We account for stock-based compensation in accordance with fair value recognition provisions, calculated using the Black-Scholes option pricing model (“the pricing model”). The weighted-average fair value of non-qualified stock options and the related assumptions used in the pricing model were as follows for periods in which options were granted:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014
Risk-free interest rate	N/A	1.4%	1.4%	1.7%
Expected years until exercise	N/A	4.2	4.8	5.7
Expected stock volatility	N/A	40.2%	40.6%	44.6%
Dividend yield	N/A	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	N/A	$18.12	$29.71	$30.70
The following table presents a summary of the Company’s stock-based compensation activity for the forty weeks ended October 4, 2015 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 28, 2014	462	101
Granted	72	33
Forfeited/expired	(43)	(12)
Exercised/vested	(94)	(45)
Outstanding, October 4, 2015	397	77
We recognized expense from stock-based compensation for the twelve and forty weeks ended October 4, 2015 and October 5, 2014 as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014
Restaurant related	$26	$16	$88	$65
Selling, general, and administrative related	1,168	1,162	3,955	3,146
Total stock-based compensation	$1,194	$1,178	$4,043	$3,211
4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 4, 2015, weighted average stock options outstanding of 43 thousand shares and 56 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the twelve and forty weeks ended October 5, 2014, weighted average stock options outstanding of 79 thousand and 61 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014
Net income	$8,282	$7,208	$36,013	$28,622

Basic weighted average shares outstanding	14,138	14,216	14,115	14,299
Dilutive effect of stock options and awards	170	181	182	218
Diluted weighted average shares outstanding	14,308	14,397	14,297	14,517

Earnings per share:
Basic	$0.59	$0.51	$2.55	$2.00
Diluted	$0.58	$0.50	$2.52	$1.97
5. Impairment and Restaurant Closures
During the forty weeks ended October 4, 2015, the Company closed one restaurant at the end of its lease term. The Company closed two restaurants that operated below acceptable profitability levels during the forty weeks ended October 5, 2014. Both restaurants closed during the forty weeks ended October 5, 2014 had been impaired in fiscal year 2013. No impairments were recorded during the forty weeks ended October 4, 2015 or October 5, 2014.
The Company evaluates restaurants that are closed and allocates goodwill based on the relative fair value of the disposed restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. No goodwill was allocated to the restaurants closed during the forty weeks ended October 4, 2015 or October 5, 2014, because those restaurants did not have positive cash flow or fair value.
6. Derivative Financial Instruments
From time to time, the Company enters into derivative instruments for risk management purposes only, including a derivative designated as cash flow hedge under guidance for derivative instruments and hedging activities. By using these instruments, the Company exposes itself, from time to time, to both credit and market risk. Credit risk is the failure of either party to the contract to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, creating credit risk for the Company. The Company minimizes credit risk by entering into transactions with high-quality counterparties whose credit ratings are evaluated on a quarterly basis. Market risk, as it relates to the Company's interest-rate derivative, is the adverse effect on the value of a financial instrument resulting from changes in interest rates. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk the Company accepts.
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
Changes in fair value of the interest rate swap are recorded, net of tax, as a component of Accumulated other comprehensive loss (“AOCL”), in the accompanying condensed consolidated balance sheets. The Company reclassifies the effective gain or loss from Accumulated other comprehensive loss, net of tax, to Interest expense, net and other, on the Company’s condensed consolidated statements of income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in interest expense. The following table presents losses on the interest rate swap designated as a cash flow hedge recognized in other comprehensive loss (“OCL”) and reclassifications from AOCL to earnings for the forty weeks ended October 4, 2015 and for the twelve and forty weeks ended October 5, 2014 (in thousands):

	Losses recognized in OCL on derivative (effective portion)		Losses reclassified from AOCL into income (effective portion)
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014
Twelve Weeks Ended	$—	$(10)	$(13)	$(21)
Forty Weeks Ended	$(3)	$(87)	$(36)	$(72)
The following table summarizes the fair value and presentation of the interest rate swap in the accompanying condensed consolidated balance sheets as hedging instruments as of October 4, 2015 and December 28, 2014 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at October 4, 2015	Fair Value at December 28, 2014
Accrued liabilities	$—	$347
Total derivatives	$—	$347
The components of Accumulated other comprehensive loss related to the interest rate swap being used to hedge cash flows were immaterial as of October 4, 2015 and December 28, 2014.
The interest rate swap was highly effective during 2015 until it matured on June 30, 2015.
7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of October 4, 2015 and December 28, 2014 (in thousands):

	October 4, 2015	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,630	$6,630	$—	$—
Total assets measured at fair value	$6,630	$6,630	$—	$—
Liabilities:
Derivative—interest rate swap	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

	December 28, 2014	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$5,723	$5,723	$—	$—
Total assets measured at fair value	$5,723	$5,723	$—	$—
Liabilities:
Derivative—interest rate swap	$347	$—	347	$—
Total liabilities measured at fair value	$347	$—	$347	$—
The Company had no financial assets or liabilities that were measured using level 3 inputs during the forty weeks ended October 4, 2015, other than an immaterial amount related to the land and building associated with one restaurant acquired from a franchisee. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be level 2 instruments. The following table presents the carrying value and estimated fair value of Company’s credit facility and capital lease obligations as of October 4, 2015 and December 28, 2014 (in thousands):

	October 4, 2015		December 28, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$164,000	$163,876	$138,500	$138,397
Capital lease obligations	8,065	9,362	8,521	10,004
Total	$172,065	$173,238	$147,021	$148,401
8. Commitments and Contingencies
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
9. Subsequent Events
The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2015 and 2014 refer to the twelve and forty week periods ending October 4, 2015 and October 5, 2014, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants with 527 locations in North America. As of October 4, 2015, the Company operated 428 Company-owned restaurants located in 38 states, the District of Columbia, and two Canadian provinces, comprised of 418 Red Robin® restaurants and 10 Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and service. The Company also had 99 franchised casual-dining restaurants in 15 states as of October 4, 2015. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and forty weeks ended October 4, 2015:

•	Financial performance.

◦
Restaurant revenues increased $15.6 million or 5.9% to $279.5 million for the twelve weeks ended October 4, 2015, as compared to the twelve weeks ended October 5, 2014, primarily due to an $8.2 million or 3.5% increase in comparable restaurant revenue, and $7.4 million in revenue from newly opened and acquired restaurants, net of closures, and a $2.1 million unfavorable impact of foreign currency exchange rates. For the forty weeks ended October 4, 2015, restaurant revenues increased $106.0 million or 12.5% to $956.7 million as compared to the forty weeks ended October 5, 2014, primarily due to $80.3 million in revenue from acquired and new restaurants, net of closures, and a $5.3 million unfavorable impact of foreign currency exchange rates, and a $25.7 million or 3.2% increase in comparable restaurant revenue.

◦
Restaurant operating costs, as a percentage of restaurant revenue, decreased 210 basis points to 78.4% for the twelve weeks ended October 4, 2015, as compared to 80.5% for the twelve weeks ended October 5, 2014. The decrease was due to a reduction in food and beverage costs as well as labor costs as a percentage of restaurant revenues. For the forty weeks ended October 4, 2015, restaurant operating costs decreased 100 basis points to 77.6% as compared to 78.6% for the forty weeks ended October 5, 2014. Decreases in labor costs as well as food and beverage costs were partially offset by higher rent associated with newly opened and acquired restaurants.

◦
Net income increased 14.9% to $8.3 million for the twelve weeks ended October 4, 2015 from $7.2 million for the twelve weeks ended October 5, 2014. Diluted earnings per share increased 16.0% to $0.58 for the twelve weeks ended October 4, 2015, as compared to $0.50 for the twelve weeks ended October 5, 2014. For the forty weeks ended October 4, 2015, net income increased 25.8% to $36.0 million from $28.6 million for the forty weeks ended October 5, 2014. Diluted earnings per share increased 27.9% to $2.52 for the forty weeks ended October 4, 2015, as compared to $1.97 for the forty weeks ended October 5, 2014.

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

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, food presentation, atmosphere, and other guest experiences. Key elements of the restaurant remodel associated with our brand transformation include greater separation of the bar and family dining area, and refreshed exteriors including signage. We completed 102 restaurant remodels during the forty weeks ended October 4, 2015 towards our goal of completing 150 in fiscal year 2015. We anticipate having over 300 restaurants conforming to the new brand standards by year end 2015, including newly opened restaurants.

•
Restaurant Development. During the forty weeks ended October 4, 2015, we opened ten Red Robin restaurants, including one restaurant that was temporarily closed in 2014 due to public construction; relocated three Red Robin restaurants; and acquired one franchised restaurant. We plan to open 11 Red Robin restaurants during the remainder of 2015. One franchised restaurant opened during the forty weeks ended October 4, 2015.

•
Red Robin Burger Works. We opened three new Red Robin Burger Works restaurants, all located in central business district areas, during the forty weeks ended October 4, 2015. We continue to evaluate the results of different types of trade areas as well as optimize operating performance.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014
Company-owned:
Beginning of period	422	372	415	361
Opened during the period	5	6	13	15
Acquired from franchisees	1	32	1	36
Closed during the period	—	(1)	(1)	(3)
End of period	428	409	428	409
Franchised:
Beginning of period	99	130	99	134
Opened during the period	1	—	1	1
Sold or closed during the period	(1)	(32)	(1)	(37)
End of period	99	98	99	98
Total number of restaurants	527	507	527	507

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues.
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

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014
Revenues:
Restaurant revenue	98.6%	98.7%	98.5%	98.5%
Franchise royalties, fees, and other revenues	1.4	1.3	1.5	1.5
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.4	25.9	24.9	25.4
Labor	33.0	33.7	32.4	33.2
Other operating	12.9	12.9	12.3	12.4
Occupancy	8.1	8.0	8.0	7.6
Total restaurant operating costs	78.4	80.5	77.6	78.6
Depreciation and amortization	6.6	5.7	6.1	5.6
Selling, general, and administrative	11.2	10.4	11.7	11.6
Pre-opening and acquisition costs	0.8	1.0	0.5	0.8
Income from operations	4.1	3.5	5.4	4.6

Interest expense, net and other	0.4	0.4	0.4	0.2
Income before income taxes	3.7	3.1	5.0	4.4
Provision for income taxes	0.8	0.4	1.3	1.1
Net income	2.9%	2.7%	3.7%	3.3%
___________________________________
Certain percentage amounts in the table above do not total due to restaurant operating costs being expressed as a percentage of restaurant revenues and not total revenues.
Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 4, 2015	October 5, 2014	Percent Change	October 4, 2015	October 5, 2014	Percent Change
Restaurant revenue	$279,496	$263,883	5.9%	$956,709	$850,696	12.5%
Franchise royalties, fees, and other revenue	3,916	3,493	12.1%	14,583	13,297	9.7%
Total revenues	$283,412	$267,376	6.0%	$971,292	$863,993	12.4%
Average weekly sales volumes in Company-owned restaurants(1)	$55,780	$54,684	2.0%	$57,904	$56,944	1.7%
Total operating weeks	5,098	4,887	4.3%	16,794	15,121	11.1%
Restaurant revenue per square foot	$105	$102	2.9%	$362	$355	2.0%
___________________________________

(1)	Excludes Red Robin Burger Works.

Restaurant revenue for the twelve weeks ended October 4, 2015, which is comprised almost entirely of food and beverage sales, increased by $15.6 million or 5.9% as compared to the third quarter of fiscal 2014. Comparable restaurant revenue grew $8.2 million or 3.5%, driven by a 3.6% increase in average guest check and offset by a 0.1% decrease in guest counts. New restaurant openings and restaurants acquired since the second quarter of 2014, net of closures, provided an additional $7.4 million increase, net of a $2.1 million unfavorable impact of foreign currency exchange rates related to our Canadian restaurants.
Restaurant revenue for the forty weeks ended October 4, 2015 increased by $106.0 million, or 12.5%, as compared to the forty weeks ended October 5, 2014. New restaurant openings and restaurants acquired in fiscal years 2014 and 2015, net of closures, contributed $80.3 million of the increase, net of a $5.3 million unfavorable impact of foreign currency exchange rates. Comparable restaurant revenue grew $25.7 million or 3.2%, driven by a 2.5% increase in average guest check and a 0.7% increase in guest counts.
Average weekly sales volumes represent the total restaurant revenue for all Company-owned Red Robin casual dining restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. New restaurants are restaurants that are open but by definition not included in the comparable category because they have not operated for five full quarters. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period and the average square footage of our restaurants.
Franchise royalties, fees, and other revenue increased $0.4 million or 12.1% for the twelve weeks ended October 4, 2015, due to a $0.3 million increase in franchise revenue and a $0.1 million increase in licensing and gift card breakage revenue. Our franchisees reported that comparable restaurant revenue increased 4.3% for the twelve weeks ended October 4, 2015, a 150 basis point increase compared to the twelve weeks ended October 5, 2014.
For the forty weeks ended October 4, 2015, franchise royalties, fees and other revenue increased $1.3 million, due to a $2.2 million increase in gift card breakage revenue and a $0.2 million increase in licensing royalty revenue, partially offset by a $1.1 million decrease in franchise revenue. Gift card breakage revenue increased primarily due to a change in accounting estimate for gift card breakage (Refer to Change in Accounting Estimate - Gift Card Breakage in Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report). Franchise revenue decreased primarily related to the loss of royalties from 37 franchised restaurants that we acquired in 2014 and 2015, partially offset by an increase in franchise royalties from existing and new franchise locations. Our franchisees reported that comparable restaurant revenue increased 6.3% for the forty weeks ended October 4, 2015, as compared to the forty weeks ended October 5, 2014.
Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2015	October 5, 2014	Percent Change	October 4, 2015	October 5, 2014	Percent Change
Cost of sales	$68,197	$68,241	(0.1)%	$237,812	$216,150	10.0%
As a percent of restaurant revenue	24.4%	25.9%	(1.5)%	24.9%	25.4%	(0.5)%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 150 basis points for the twelve weeks ended October 4, 2015, as compared to the same period in 2014. The decrease was primarily due to lower price for ground beef, in addition to favorable menu mix and pricing.
For the forty weeks ended October 4, 2015, cost of sales as a percentage of restaurant revenue decreased 50 basis points as compared to the forty weeks ended October 5, 2014. The decrease was driven by favorable menu mix and pricing, partially offset by food cost inflation, primarily related to poultry.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2015	October 5, 2014	Percent Change	October 4, 2015	October 5, 2014	Percent Change
Labor	$92,097	$88,918	3.6%	$309,966	$282,410	9.8%
As a percent of restaurant revenue	33.0%	33.7%	(0.7)%	32.4%	33.2%	(0.8)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 4, 2015, labor as a percentage of restaurant revenue decreased 70 basis points compared to the same period in 2014. This decrease was primarily driven by the leverage of operating at higher sales volumes and lower health insurance and workers’ compensation costs, partially offset by an increase in training costs and incentive compensation.
For the forty weeks ended October 4, 2015, labor as a percentage of restaurant revenue decreased 80 basis points as compared to the same period in 2014. This decrease primarily resulted from a decrease in health insurance and workers’ compensation costs, in addition to the leverage of higher sales volumes.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2015	October 5, 2014	Percent Change	October 4, 2015	October 5, 2014	Percent Change
Other operating	$36,144	$34,124	5.9%	$118,084	$105,744	11.7%
As a percent of restaurant revenue	12.9%	12.9%	—%	12.3%	12.4%	(0.1)%
Other operating costs include costs such as restaurant supplies, utilities, service repairs and maintenance costs. For the twelve weeks ended October 4, 2015, other operating costs as a percentage of restaurant revenue remained consistent as compared to the same period in 2014, as decreases in supply and utility costs were offset by higher local marketing costs.
For the forty weeks ended October 4, 2015, other operating costs as a percentage of restaurant revenue decreased 10 basis points as compared to the same period in 2014, as lower utility and supply costs were partially offset by higher local marketing and maintenance costs.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2015	October 5, 2014	Percent Change	October 4, 2015	October 5, 2014	Percent Change
Occupancy	$22,804	$21,222	7.5%	$76,161	$64,122	18.8%
As a percent of restaurant revenue	8.1%	8.0%	0.1%	8.0%	7.6%	0.4%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended October 4, 2015, occupancy costs as a percentage of restaurant revenue increased 10 basis points over the prior year, primarily due to an increase in common area maintenance charges and general liability insurance. Our fixed rents for the twelve weeks ended October 4, 2015 and October 5, 2014 were $15.1 million and $14.2 million.
For the forty weeks ended October 4, 2015, occupancy costs increased $12.0 million or 18.8% as compared to the same period in 2014, primarily due to an increase in fixed rents and general liability insurance related to the restaurants acquired and opened since the first quarter 2014. Our fixed rents for the forty weeks ended October 4, 2015 and October 5, 2014 were $49.7 million and $41.9 million.
Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2015	October 5, 2014	Percent Change	October 4, 2015	October 5, 2014	Percent Change
Depreciation and amortization	$18,618	$15,209	22.4%	$58,881	$48,216	22.1%
As a percent of total revenues	6.6%	5.7%	0.9%	6.1%	5.6%	0.5%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended October 4, 2015, depreciation and amortization expense increased $3.4 million or 22.4% over the prior year, primarily related to restaurants remodeled under our brand transformation initiative and new restaurants opened since the second quarter 2014, and new technology put into service.
For the forty weeks ended October 4, 2015, depreciation and amortization increased $10.7 million or 22.1% as compared to the same period in 2014, primarily related to new restaurants opened and acquired, restaurants remodeled under our brand transformation initiative since the second quarter 2014, and new technology put into service.

Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2015	October 5, 2014	Percent Change	October 4, 2015	October 5, 2014	Percent Change
Selling, general, and administrative	$31,608	$27,831	13.6%	$113,795	$100,573	13.1%
As a percent of total revenues	11.2%	10.4%	0.8%	11.7%	11.6%	0.1%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits, travel, information systems, training, office rent, professional and consulting fees, board of directors’ expenses, legal expenses, marketing and advertising costs.
Selling, general, and administrative costs in the twelve weeks ended October 4, 2015 increased $3.8 million or 13.6% as compared to the same period in 2014. The increase was primarily due to an increase in incentive compensation, and higher restaurant manager hiring and training costs.
For the forty weeks ended October 4, 2015, selling, general and administrative costs increased $13.2 million or 13.1% as compared to the same period in 2014. The increase was driven primarily by an increase in incentive compensation including stock based compensation, spending associated with higher gift card sales and other marketing initiatives, restaurant manager hiring and training costs, and relocation costs.
Pre-opening and Acquisition Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2015	October 5, 2014	Percent Change	October 4, 2015	October 5, 2014	Percent Change
Pre-opening and acquisition costs	$2,239	$2,605	(14.0)%	$4,563	$7,045	(35.2)%
As a percent of total revenues	0.8%	1.0%	(0.2)%	0.5%	0.8%	(0.3)%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing, and supply costs, and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Pre-opening and acquisition costs decreased $0.4 million for the twelve weeks ended October 4, 2015, primarily due to a $0.5 million decrease in acquisition costs. Pre-opening and acquisition costs decreased $2.5 million for the forty weeks ended October 4, 2015, primarily due to a $1.7 million decrease in acquisition costs in addition to fewer restaurant openings in 2015. The Company acquired one franchised restaurant during the twelve weeks and forty weeks ended October 4, 2015, and acquired 32 franchised restaurants and 36 franchised restaurants during the twelve weeks and forty weeks ended October 5, 2014.
Interest Expense, Net and Other
Interest expense, net and other was $1.1 million for the twelve weeks ended October 4, 2015, an increase of $0.1 million or 11.4% from the same period in 2014. Interest expense, net and other was $3.1 million for the forty weeks ended October 4, 2015, an increase of $0.9 million or 43.5% from the same period in 2014. The increase was primarily related to a higher average debt balance. Our weighted average interest rate was 2.3% for the twelve and forty weeks ended October 4, 2015, as compared to 2.4% and 3.0% for the twelve and forty weeks ended October 5, 2014.
Provision for Income Taxes
The effective income tax rate for the twelve weeks ended October 4, 2015 was 21.9%, compared to 12.5% for the twelve weeks ended October 5, 2014. Effective income tax rate for the twelve weeks ended October 5, 2014 was lower due to return-to-provision adjustments. The effective income tax rate for the forty weeks ended October 4, 2015 and October 5, 2014 was 26.5% and 23.9%. We anticipate that our full year fiscal 2015 effective tax rate will be approximately 26.5%.

Liquidity and Capital Resources
Cash and cash equivalents decreased $0.6 million to $21.8 million at October 4, 2015, from $22.4 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative; paying down debt; opportunistically repurchasing our common stock; purchasing franchised restaurants; and executing our long term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 4, 2015	October 5, 2014
Net cash provided by operating activities	$101,351	$82,938
Net cash used in investing activities	(123,079)	(125,547)
Net cash provided by financing activities	21,312	45,491
Effect of exchange rate changes on cash	(169)	(50)
Net change in cash and cash equivalents	$(585)	$2,832
Operating Cash Flows
Net cash flows provided by operating activities increased $18.4 million to $101.4 million for the forty weeks ended October 4, 2015. The increase was primarily driven by a $33.5 million increase from restaurant operations offset by a $5.8 million increase in marketing spend including gift card related costs, a $3.6 million increase in compensation payments, and a $3.4 million decrease in tenant incentive payments received.
Investing Cash Flows
Net cash flows used in investing activities were $123.1 million for the forty weeks ended October 4, 2015, as compared to $125.5 million for the same period in 2014. The decrease from the prior year was due primarily to a decrease in acquisitions and new restaurant openings, partially offset by increased capital investments in restaurant remodels, technology infrastructure, and restaurant maintenance. The following table lists the components of our capital expenditures, net of currency translation effect, for the forty weeks ended October 4, 2015 (in thousands):

Forty Weeks Ended October 4, 2015
Restaurant remodels	$53,400
New restaurants	33,804
Investment in technology infrastructure and other	23,573
Restaurant maintenance capital	9,961
Purchase of franchised restaurants	2,532
Total capital expenditures	$123,270
Financing Cash Flows
Cash provided by financing activities decreased $24.2 million to $21.3 million for the forty weeks ended October 4, 2015, as compared to the same period in 2014. The decrease primarily resulted from a $42.4 million decrease in net borrowings from long-term debt, partially offset by a $15.9 million decrease in cash used to repurchase the Company’s common stock.
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
Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet. As of October 4, 2015, the Company had outstanding borrowings under the New Credit Facility of $164.0 million, in addition to amounts issued under letters of credit of $8.9 million, which reduce the amount available under the credit facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of October 4, 2015, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding increased $25.0 million to $172.9 million at October 4, 2015, from $147.9 million at December 28, 2014, primarily due to increased borrowings on the New Credit Facility.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the forty weeks ended October 4, 2015, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated that inflation will continue to have a negative impact for the remainder of fiscal year 2015.
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
Recently Issued Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our marketing strategy; brand transformation initiative and anticipated number and timing of restaurant remodels; anticipated number and timing of new restaurant openings, restaurant relocations and restaurant development efforts, including Red Robin Burger Works; expected uses for available cash flow; beliefs about the ability of our lenders to fulfill their lending commitments under our New Credit Facility and about the sufficiency of future cash flows to satisfy working capital deficit; anticipated funding for new restaurant openings; anticipated effective tax rate for 2015; commodity and utility costs, and the anticipated effects of inflation; the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs; estimated aggregate future amortization expenses; possibility of new interest rate swap or other similar mechanisms; and the anticipated disclosure of internal controls over Canadian restaurants in the 2015 annual assessment.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, except as discussed in Note 6, Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements of this report, our existing interest rate swap matured during the second quarter of 2015. We may enter a new interest rate swap or may use other means such as caps to manage our net exposure to interest rate changes related to our borrowings. As of October 4, 2015, we had $164.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.6 million on an annualized basis.

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
As discussed in Note 3, Acquisitions of Red Robin Franchised Restaurants, to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014, we acquired 36 franchised restaurants, 18 in the United States and 18 in Canada, in fiscal year 2014. We integrated the 18 acquired U.S. restaurants into our existing internal control environment as of December 28, 2014. As a result of the timing of the acquisition, we excluded the 18 acquired Canadian restaurants from the annual assessment of our internal control over financial reporting for the year ending December 28, 2014. We have evaluated the internal controls over financial reporting for the 18 acquired Canadian restaurants and have implemented appropriate changes to align their controls with the rest of the Company. Internal controls over the Canadian restaurants will be included in the 2015 annual assessment.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 4, 2015, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the third quarter 2015.

Period (1)	Total Number of Shares (or Units) Purchases	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan
8/10/15-9/6/15	63,242	$79.05	63,242	$45,001,029
9/7/15-10/4/15	73,326	$76.49	136,568	$39,392,243
Pursuant to Publicly Announced Plans or Programs (2)	136,568
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $50.0 million of the Company’s common stock. This authorization became effective on February 11, 2015, and will terminate upon completing the repurchase of $50.0 million of common stock unless earlier terminated by the Company’s board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. Since February 11, 2015, the Company has purchased 136,568 shares for a total of $10.6 million. The current repurchase program had remaining authorized funds of $39.4 million as of October 4, 2015.

ITEM 6.    Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 4, 2015 and December 28, 2014; (ii) Condensed Consolidated Statements of Operations for the twelve and forty weeks ended October 4, 2015 and October 5, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and forty weeks ended October 4, 2015 and October 5, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 4, 2015 and October 5, 2014; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 4, 2015	By:	/s/ Stuart B. Brown
(Date)		Stuart B. Brown (Chief Financial Officer)