Form 10-K
period 2015-12-27
RED ROBIN GOURMET BURGERS INC
filed 2016-02-19
CIK 1171759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $1,294.4 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 13,630,411 shares of common stock outstanding as of February 16, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2015 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants in North America and focuses on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to guests of all ages. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969 and opened the first Red Robin Burger Works® in Denver, Colorado in November 2011. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc. and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to “Red Robin,” “we,” “us,” “our” or the “Company” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. For the 52-week fiscal year 2015, we generated total revenues of $1.3 billion. As of the end of our fiscal year on December 27, 2015, there were 528 Red Robin restaurants, of which 429 were Company-owned and 99 were operated by franchisees, and 10 Red Robin Burger Works restaurants. Our franchisees are independent organizations to whom we provide certain support. See “Restaurant Franchise and Licensing Arrangements” for additional information about our franchise program. As of December 27, 2015, there were Red Robin restaurants and Red Robin Burger Works in 43 states, the District of Columbia, and two Canadian provinces.
Financial information for our single operating segment is included in Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2015, 2014, and 2013 each included 52 weeks, ending on December 27, 2015, December 28, 2014, and December 29, 2013. Fiscal year 2016 will include 52 weeks and will end on December 25, 2016. We refer to our fiscal years as 2016, 2015, 2014, 2013, 2012, and 2011 throughout this Annual Report on Form 10-K.
Business Strategy
We take pride in crafting craveable burgers, welcoming experiences, and genuine connections for everyone who comes into our Red Robin. We are committed to delivering superior experiences for our guests which we believe will lead to operating and financial results greater than our casual dining peers. We have identified and continue to search for opportunities that will drive strong financial performance through increasing guest traffic and revenue, improving operational efficiencies, and expense management, enhancing our restaurant environments, and expanding our restaurant base. We have built short-term and long-term strategies and initiatives around these opportunities to optimize returns through allocation of our capital. These strategies and initiatives include:

•
Increasing guest engagement.  We have developed initiatives to increase profitable guest traffic and sales in our restaurants through greater frequency of visits and increasing our average guest check. Our strategy to increase engagement with guests is supported by our brand transformation initiative as well as a service model which encourages our team members to build a connection with our guests. Additionally, we plan to grow our average check while allowing our guests to manage their total cost with different price points. See “Marketing and Advertising” below for additional information about our marketing strategy and initiatives.

•
Improving operational efficiencies and expense management.  We continue to focus on managing our expenses in the operation of our restaurants and in our selling, general, and administrative functions. Our restaurant operating costs include food and other commodities, labor cost and benefits, restaurant supplies, utilities, occupancy, and other operating costs. Macroeconomic and other external factors, such as increases in commodity, labor, and other prices have historically resulted in upward trends in these restaurant operating costs. We have implemented multiple programs to mitigate the impact of these external factors, including continued optimization of our distribution and supply chain relationships, labor productivity improvement efforts, and initiatives to streamline operational processes. In 2015, we continued to invest in technology and data infrastructure that supports guest engagement, team member talent management, and payroll as well as improving other systems and processes. We completed rollout of interactive tabletop devices to all Company-owned restaurants in the United States, giving guests the ability to order appetizers and desserts, play interactive games, enroll in the Red Robin Royalty loyalty program, pay their check at the table when they are ready, and provide immediate feedback on the dining experience. We will continue these initiatives and examine additional opportunities to reduce overhead costs and improve efficiencies throughout our organization as part of our ongoing cost management efforts.

•
Expanding our footprint.  We believe disciplined deployment of capital to optimize the return on our investments will allow us to both grow the brand and to maximize long-term shareholder returns. Capital deployment decisions include the evaluation of a number of opportunities including making determinations as to new development sites, restaurant sizes, markets and trade areas, relocations, and remodels. Other capital allocation decisions include the appropriate mix of Company-owned and franchise units, debt levels, capital structure, returning capital to shareholders, and other uses of capital generated by operations. In 2015, we opened 24 Company-owned restaurants, including three Red Robin Burger Works, our fast casual prototype, acquired one Red Robin franchise restaurant, and relocated three Red Robin restaurants. In addition, we remodeled 157 Red Robin restaurants to our new brand standards, which resulted in over 325 restaurants conforming to the new design standards, including newly opened restaurants. In 2016, we plan on opening 25 new Company-owned Red Robin restaurants, including one new Red Robin restaurant in Canada, and five Red Robin Burger Works restaurants. We also plan to remodel around 70 additional Red Robin restaurants, which will substantially complete the remodeling of Company-owned restaurants to our new brand standards.

Restaurant Concept
The Red Robin brand has many desirable attributes, including a range of high-quality menu items, a strong guest-focused culture, and a value proposition designed to help our guests customize their experiences.
We pride ourselves on being THE Burger Authority. Our menu features our signature product, a line of Gourmet Burgers which we make from premium quality, fresh ground beef as well as our everyday-value line of Red’s Tavern Double® burgers, and our Red Robin’s Finest line of half-pound Angus beef burgers with premium toppings. We also offer burgers made from chicken breasts, fish fillets, turkey patties, as well as vegetarian, and vegan options. We offer a wide selection of buns-including ciabatta, gluten free, sesame, onion, whole grain, jalapeno, and lettuce wraps-with a variety of toppings-including fresh guacamole, housemade barbeque sauces, aiolis, grilled pineapple, crispy onion straws, sautéed mushrooms, fried jalapenos, bruschetta salsa, coleslaw, eight different cheese choices, and a fried egg. All of our burgers are served with our all-you-can-eat Bottomless Steak Fries® or a guest may choose from five bottomless sides. We specialize in customizing our menu items to meet our guests’ dietary needs and preferences. In addition to burgers, which accounted for approximately 48.5% of our total food and beverage sales in 2015, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers (priced at $3, $5, $7, and $9); salads, soups, seafood, and other entrees; desserts; the Company’s signature alcoholic and non-alcoholic specialty beverages; and a broadened variety of national and craft beers.
We believe in respecting our guests’ need for the “gift of time”. Red Robin menu items are designed to be delivered to our guests in an efficient manner to accommodate their timetable. Our primary goal is to customize the experience to what the guest wants - be it speed or a more relaxed dining occasion. We strive to meet the needs of our guests by offering a choice of experiences and occasions from time-pressured meals to a place to relax and unwind with friends. Red Robin also has an unparalleled and extraordinary approach to guest service and we have cataloged thousands of stories of Red Robin team members who live our values. Many examples can be found on our website, www.redrobin.com. We encourage our team members to execute on the aspects of service that we have identified to be our biggest drivers of our guest loyalty.
We also strive to provide our guests with exceptional dining value and the ability to customize their experience. In 2015, we had an average check per guest of $12.99 including beverages. We believe this price-to-value relationship, our innovative array of burgers ranging in price from $6.99 to $15.29 differentiates us from our casual dining competitors and allow us to appeal to a broad base of consumers with a wide range of income levels.
Operations
Restaurant Management
Our typical restaurant management team consists of a general manager, an assistant general manager, and two or three assistant managers depending on restaurant sales volumes. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and developing of team members, as well as operating results. Our typical restaurant employs approximately 61 hourly team members, most of whom work part-time.
For our new restaurants, we try to identify seasoned leadership teams 6 to 12 months in advance of opening, with the expectation that seasoned leadership will provide a better team member and guest experience while enabling a new restaurant to quickly reach normalized operations.

Learning and Development
We strive to maintain quality and consistency in each of our restaurants through the training and supervision of team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and production as well as the maintenance of our restaurants. Each restaurant has a core group of certified learning coaches who provide on-the-job instruction for new team members which must complete a final certification for their position. These certified learning coaches participate in a “train-the-trainer” workshop that provides them with knowledge and tactics to enable them to coach our team members to meet our standards.
Shift Supervisors are required to complete the Shift Supervisor training program. This program is a stepping stone to salaried manager and includes skills such as food safety, food production, cash handling, and coaching. Each Shift Supervisor must complete all the required training certifications before being considered for promotion to manager. This Shift Supervisor training takes place in the Shift Supervisors home restaurant and is facilitated by the General Manager.
Restaurant managers are required to complete a Management Foundations training program in one of our certified training restaurants that includes guest service, kitchen, and management responsibilities. Newly trained managers are then assigned to their home restaurant where they obtain ongoing training with their general manager. We place a high priority on our continuing management development programs in order to ensure qualified managers are available and prepared for future restaurant openings and to fill open management positions. We utilize periodic scorecards for ongoing coaching and conduct annual performance reviews with each manager to discuss prior performance and future performance goals. Annually, we hold a leadership conference to deliver additional training to general managers in areas such as leadership, management systems, hospitality, and other relevant topics.
For new restaurants, team members complete a training process to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. We also continue to enhance our manager training curriculum to better prepare new managers for the challenging environment a new restaurant creates so they can confidently execute our processes, systems, and values.
Prior to opening a new restaurant, our training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team remains on-site for a period after the opening of the restaurant while an additional team provides several weeks of support following opening.
Quality Control and Purchasing
Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply from product receipt through preparation and service. We provide detailed specifications for our food ingredients, products, and supplies to our suppliers. We qualify and audit our key manufacturers and growers. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association’s ServSafe program. Minimum cooking requirements, specifically safe handling, cooling procedures, and frequent temperature and quality checks, exist for the safety and quality of all food we serve in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant’s management team determines the restaurant’s daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to ensure the products received meet our safety and quality specifications. Additionally, we utilize the services of an independent auditing company to perform unannounced comprehensive food safety and sanitation inspections in all Company-owned and franchised restaurants.
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements which may include fixed price contracts that vary in term lengths or formula based pricing agreements which can fluctuate on changes in raw material commodity pricing. Ground beef represented approximately 15% of our total cost of goods in 2015 and chicken represented approximately 11% of our total cost of goods. In 2016, we expect our overall commodity costs to increase approximately 1%. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, we have not experienced significant disruptions in our supply chain. As of December 27, 2015, approximately 55% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2016.

Restaurant Development
Red Robin seeks to grow its restaurant base prudently considering a number of factors including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. We believe site selection is critical to our success and thus we devote substantial time and effort evaluating each prospective site. Our site selection criteria focuses on identifying markets, trade areas, and specific sites that are likely to yield the greatest density of desirable demographic characteristics, retail traffic, and visibility. During 2015, we opened 24 Company-owned restaurants, including three Red Robin Burger Works, our fast casual prototype, and one Red Robin restaurant that was temporarily closed during 2014. We also acquired one Red Robin franchise restaurant, and relocated three Red Robin restaurants. Over the past three years, we have opened a total of 68 new restaurants, acquired 37 franchised restaurants, and relocated six units.
In 2011, we introduced Red Robin Burger Works, a smaller non-traditional prototype with a limited menu and limited service that is designed to serve the needs of our guests in markets where full-sized sites are not available, such as central business districts, urban areas, and other non-traditional areas with heavy foot traffic. Most Red Robin Burger Works restaurants range between 1,800 and 2,200 square feet and are designed to compete with other fast-casual chains for time pressed guests seeking higher quality food than from quick-service chains. We have ten Red Robin Burger Works restaurants open in three markets and have two additional Burger Works locations under construction and scheduled to open in the first fiscal quarter of 2016.
During 2016, we expect to open 25 new Company-owned Red Robin restaurants, including one new Red Robin restaurant in Canada, which together with our 2015 new restaurant openings will increase the Company’s total operating weeks by 6% to 7%. In addition, we plan to open five Red Robin Burger Works. The costs of a full-sized 5,800 square foot Red Robin restaurant and a mid-sized 4,500 square foot Red Robin restaurant range from $2.0 to $2.4 million and $1.8 to $2.3 million, depending on location (stand alone, mall, or in-line retail) and geographic area, excluding land. The cost to construct a Red Robin Burger Works ranges from $0.5 to $0.8 million. In 2016, we plan to open primarily mid-sized Red Robin restaurants based on the financial returns of these units and the availability of locations in markets where we would like to expand.
Restaurant Franchise and Licensing Arrangements
As of December 27, 2015, our franchisees operated 99 restaurants in 15 states. In 2015, our franchisees opened one new restaurant and sold one restaurant to us. Our two largest franchisees own 43 restaurants located in Michigan, Ohio, and eastern and central Pennsylvania. We have not actively sought new franchisees in recent years.
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
In order to increase efficiency, operational capabilities, and to support growth, we have committed to a significant capital investment to upgrade and expand some of these systems. In 2015, we continued to invest in technology and data infrastructure that supports guest engagement, team member talent management, and payroll functionality as well as improving other systems and processes. During the third quarter 2015, we completed the rollout of interactive tabletop devices to all Company-owned restaurants in the United States giving guests the ability to order appetizers and desserts, play interactive games, enroll in the Red Robin Royalty loyalty program, and pay their check at the table when they are ready. In the fourth quarter 2015, we completed the development and testing of a new human resource management and payroll system, which was fully deployed during the first quarter 2016. In 2016, we plan to invest in technology and data infrastructure that supports guest engagement, operational efficiency, and team member talent management.
We accept electronic payment cards from our guests for payment in our restaurants. We also receive and maintain certain personal information about our guests and team members. We have systems and processes in place that focus on the protection of our guests’ credit card information and other private information that we are required to protect, such as our team members’ personal information. We have taken a number of steps to prevent the occurrence of security breaches in this respect. Our systems have been carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned stores, we are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our corporate offices and Company-owned restaurants. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Our credit card security practices and systems are certified as compliant with the PCI Data Security Standard annually by an independent, qualified security assessor.
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
In recent years, we have undertaken significant market research initiatives to gain feedback and perceptions in order to inform our business decisions. Among other things, we use a guest satisfaction tool in all restaurants that provides feedback from guests on their experiences. Restaurant managers use this information to help identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our performance relative to peers and test potential business drivers among both current and potential guests. We closely track the frequency and purchase behavior of guests who are members of our Red Robin RoyaltyTM loyalty program.
In 2012, we began testing our brand transformation program to enhance our service, menu, food presentation, and other guest experiences. Our brand transformation goal is to reinforce our position as a go-to place for families while attracting more visits from adult guests dining together. As of the end of 2015, we have updated over 325 locations to the new brand standard design and all restaurants constructed in 2014 and 2015 complied with these new design standards.
A key focus for us continues to be delivering innovative menu items consistent with our gourmet burger positioning and doing so at an everyday value to our guests. Our 2015 marketing strategy focused on driving traffic with value and select product advertising with in-restaurant merchandising of premium burgers, entrees, appetizers, beverage, and desserts.
Team Members
As of December 27, 2015, we had 28,933 employees, whom we refer to as team members, consisting of 28,582 team members at Company-owned restaurants and 351 team members at our corporate headquarters and field offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.

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
Executive Officers
The following table sets forth information about our executive officers and other key employees:

Name	Age	Position
Stephen E. Carley	63	Chief Executive Officer(1)
Denny Marie Post	58	President
Stuart B. Brown	50	Executive Vice President and Chief Financial Officer
Cathy Cooney	64	Senior Vice President and Chief People Officer
Michael Furlow	58	Senior Vice President and Chief Information Officer
Les L. Lehner	44	Senior Vice President of Real Estate and Development
Michael L. Kaplan	47	Senior Vice President, Secretary and Chief Legal Officer
Jeff Melnick	49	Senior Vice President of Operations
Jonathan Muhtar	44	Senior Vice President and Chief Marketing Officer
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
Denny Marie Post.    Ms. Post joined the Company as Senior Vice President and Chief Marketing Officer in August 2011, was promoted to Executive Vice President and Chief Concept Officer in March 2015, and promoted to President in February 2016. Before joining Red Robin, Ms. Post was the Managing Member of mm&i Consulting LLC, a marketing consulting firm, from June 2010 to July 2011. She served as Senior Vice President, Chief Marketing Officer of T-Mobile USA from July 2008 to May 2010, as Senior Vice President, Global Beverage, Food, and Quality at Starbucks Corporation from February 2007 to June 2008, as Senior Vice President, Chief Concept Officer of Burger King Corp. from April 2004 to January 2007, and prior to that, in various marketing executive roles at YUM! Brands, Inc.
Stuart B. Brown.    Mr. Brown joined Red Robin as Senior Vice President and Chief Financial Officer in September 2011 and was promoted to Executive Vice President and Chief Financial Officer in February 2016. From October 2006 until joining the Company, Mr. Brown served as Chief Financial Officer of DCT Industrial Trust Inc., a publicly traded real estate investment trust. Prior to his role at DCT Industrial Trust Inc., Mr. Brown was Vice President and Chief Accounting Officer of Federal Realty Investment Trust, from 2003 to 2006. Mr. Brown also served as Vice President, Finance at Giant Food, Inc., a domestic retail grocery chain that is part of the Netherlands-based Royal Ahold supermarket company, and in other corporate and operational finance positions at Royal Ahold over approximately ten years.
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
Michael Furlow. Mr. Furlow joined Red Robin as Senior Vice President and Chief Information Officer in October 2015. Prior to joining the Company, Mr. Furlow served as Senior Vice President of Information Technology and Chief Information Officer of CEC Entertainment, Inc. from May 2011 to January 2015, as Senior Vice President of Information System of Brinker International, Inc. from September 2005 to January 2011, as Chief Information Officer of Dunkin’s Brand Group, Inc. from April 2002 to August 2005, and as Chief Information Officer of Einstein Noah Restaurant Group, Inc. from 1998 to 2002.

Les L. Lehner. Mr. Lehner joined Red Robin as Senior Vice President of Real Estate and Development in May 2015. Prior to joining the Company, Mr. Lehner served as Senior Vice President of Real Estate/Development at CEC Entertainment. Mr. Lehner was at CEC Entertainment from 2001 to 2015. During his tenure he also served as Vice President of Real Estate, Sr. Director of Real Estate and Purchasing, and Director of Finance.
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
Jonathan Muhtar. Mr. Muhtar joined Red Robin as Senior Vice President and Chief Marketing Officer in December 2015. Prior to joining the Company, Mr. Muhtar served as Executive Vice President and Chief Marketing Officer of Captain D’s Seafood Restaurant from November 2011 to December 2015, and as Vice President of Global Marketing and Innovation and in other corporate and marketing positions at Burger King Corporation from July 2004 to June 2011.
Competition
The restaurant industry is highly competitive and our guests may choose to purchase food at supermarkets or other food retailers. For some occasions, we compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants, but our primary competition is with other sit-down, casual dining restaurants. The number, size, and strength of competitors vary by region, concept, market, and even restaurant. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. In particular, we face competition from concepts focused on the sale of hamburgers, including quick service, and fast casual concepts. Many of these concepts are expanding faster than we are and are penetrating both geographic and demographic markets that we target as well. Moreover, many of these concepts compete with smaller-sized building units, which allow them greater flexibility in site selection and market penetration.
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
Available Information
We maintain a link to investor relations information on our website, www.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
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

•
the timing and cost of our investment and implementation of a major overhaul of our information technology systems and data infrastructure to support guest engagement, team member talent management, and anticipated related benefits;

•	anticipated Company-owned restaurant openings, including the anticipated number and type of new restaurants, and the timing of such openings;

•
anticipated restaurant operating costs, including commodity and food prices; labor and energy costs; and selling, general, and administrative expenses, the effect of inflation on such costs, and our ability to reduce overhead costs and improve efficiencies;

•	anticipated legislation including minimum wage standards;

•	our brand transformation initiatives, including the anticipated number and timing of restaurant remodels, and expected financial performance of remodeled restaurants;

•	anticipated Red Robin Burger Works development efforts;

•	the amount of capital expenditures in 2016;

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, and working capital requirements in 2016 and beyond;

•	anticipated retention of future cash flows to fund our operations and expansion of our business, to pay down debt, or to repurchase stock;

•	the sufficiency of the supply of our food, supplies, and labor pool to carry on our business;

•	our franchise program, franchisee new restaurant openings and remodels, and potential expansion and other changes to our franchise program;

•	anticipated interest and tax expense;

•	expectations regarding our operations in Canada and the resulting currency fluctuation risk related thereto;

•	expectations about any future interest rate swap;

•	the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs;

•	expectations regarding competition and our competitive advantages against our casual dining peers; and

•	expectations regarding consumer preferences and consumer discretionary spending.
Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: the effectiveness of our business strategy and improvement initiatives; effectiveness of our marketing campaign; our ability to effectively use and monitor social media; uncertainty regarding general economic conditions; concentration of restaurants in certain markets, and lack of market awareness in new markets; changes in consumer disposable income; consumer spending trends and habits; ineffectiveness of our information technology efforts; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in energy and labor costs, including due to changes in health care, and market wage levels; changes in government laws and regulations affecting the operation of our restaurants, including but not limited to, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers, and team members; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; weather conditions, and related events in regions where our restaurants are operated; and changes in accounting standards policies, and practices or related interpretations by auditors or regulatory entities.
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
We continue to evolve our business improvement initiatives that are designed to both improve the Company’s results in the short term and create sustainable growth in the long term. These initiatives continue to focus on enhancing our guest experience to increase revenue, improving operating efficiency and expense management, and growing our restaurant base through new Company-owned and franchised restaurants. They include our initiatives to elevate our guest experience through our brand transformation initiative and to upgrade our information technology and other systems, and the use of varying size restaurant prototypes to expand our ability to grow our restaurant base. While many of these initiatives have been implemented in various stages and are generating positive results, there is no assurance these initiatives and the projects undertaken to accomplish such initiatives will continue to be successful, or that the Company has, or will have sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them.
Our marketing and branding strategies to attract, engage, and retain our guests may not be successful, which could negatively affect our business.
We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage, and retain customers. Our unique loyalty program, “Red Robin Royalty™” has experienced some success in driving sales and guest counts by providing loyal guests with various incentives and rewards. We intend to continue our focus on serving families while targeting adult occasions, and to grow beverage and food sales, including alcoholic beverages, appetizers and desserts, through menu, and service enhancements. We do not have any assurance our marketing strategies will be successful. If new advertising, modified branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales or guest traffic we expect and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and more extensive national marketing strategies and media usage and we may not be able to successfully compete against those established programs.
Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our restaurant sales and financial performance.
As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal. Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. Social media can be challenging because it reaches a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. In addition, social media can facilitate the improper disclosure of proprietary information, exposure of personally identifiable information, fraud, or out-of-date information. As a result, if we do not appropriately manage our social media strategies, our marketing efforts in this area may not be successful and any failure (or perceived failure) to effectively respond to negative or potentially damaging social media chatter, whether accurate or not, could damage our reputation, negatively impacting our restaurant sales and financial performance. The inappropriate use of social media vehicles by our guests or team members could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
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
We also compete with other restaurants and retail establishments for real estate and attractive locations including locations for our smaller prototype restaurants, Red Robin’s Burger Works. There is no assurance these smaller prototypes will successfully compete with other restaurant concepts.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.
As of December 27, 2015, 407 of our 439 Company-owned restaurants are located on leased premises. There can be no assurance we will be able to renew our expiring leases after the expiration of all remaining renewal options. As a result we may incur additional costs to operate our restaurants, including increased rent and other costs related to the negotiation of terms of occupancy of an existing leased premise. If we are unable to renew a lease or determine not to renew a lease, there may be costs related to the relocation and development of a replacement restaurant or, if we are unable to relocate, reduced revenue.
The global and domestic economic environment may negatively affect consumer spending and guest visits, which may negatively affect our revenues and our results of operations and may continue to do so in the future.
The global and domestic economic environment affects the restaurant industry, and may negatively affect the results of operations and financial condition of the Company and its customers, distributors, and suppliers. These conditions include unemployment, weakness and lack of consistent improvement in the housing markets; downtrend or delays in residential or commercial real estate development; volatility in financial markets; inflationary pressures; and reduced consumer confidence. As a result, our guests may be apprehensive about the economy and maintain or further reduce their level of discretionary spending. This could affect the frequency with which our guests choose to dine out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. Also, our guests may choose to purchase food at supermarkets or other food retailers. We believe there is a risk that prolonged negative or uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis, which would have a negative effect on our business. Moreover, our restaurants are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract guests to our restaurants. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our restaurants could negatively affect our restaurant sales.
If there is a material failure in our information technology systems, our business operations and profits could be negatively affected, and our systems may be inadequate to support our future growth strategies.
We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of sale systems, financial systems, marketing programs, employee engagement, supply chain management, cyber-security, and various other processes and transactions. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties. These systems and services may be insufficient to effectively manage and run our business. These systems and our business needs will continue to evolve and require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital.
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
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2015, approximately 55% of our estimated 2016 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during the 2016. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.

We may experience interruptions in the delivery of food and other products from third parties.
Our restaurants depend on frequent deliveries of fresh produce, food, beverage and other products. This subjects us to the risk of interruptions in food and beverage supplies that may result from a variety of causes including, but not limited to, outbreaks of food-borne illness, disruption of operation of production facilities, the financial difficulties, including bankruptcy, of our suppliers or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products.
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
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors’ use of significant advertising and food discounting could influence our guests’ dining choices. One of our strategies is to provide a balance of both family-friendly and adult-focused guest experiences. There is no assurance that this balance will be successful or that it will not negatively affect our family guest experience.
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
Moreover, we accept electronic payment cards from our guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our guests, team members, and vendors, and we process guest payments using payment information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. We employ secure network architecture technologies and practices, and have taken other steps to try to prevent such a breach; however, we may not have the resources or technical sophistication to prevent rapidly evolving types of cyber attacks. If we experienced a security breach, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. We do not maintain a separate policy covering cyber security risks and, in light of recent court rulings and amendments to policy forms, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to a cyber attack and breaches if credit and debit card information is stolen.
Because of the number of credit card transactions we process, we are required to maintain the highest level of PCI Data Security Standard compliance at our corporate offices and Company-owned restaurants. As part of an overall security program and to meet PCI standards, we undergo frequent external vulnerability scans and we are reviewed by a third party assessor. As PCI standards change, we may be required to implement additional security measures. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept, or lose our ability to accept those payment cards. Our franchisees are separate businesses that have different levels of compliance required depending on the number of credit card transactions processed. If our franchisees fail to maintain the appropriate level of PCI compliance or they experience a security breach, it could negatively impact their business operations, and we could face a loss of or reduction in royalties or other payments they are required to remit to us and it could adversely affect our reputation and guest confidence.
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
As part of our expansion efforts, we have acquired some of our franchised restaurants in the past. In the future, we may, from time to time, consider opportunistic acquisitions of restaurants operated by franchisees or other operators. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things:

•	the difficulty of integrating operations and personnel;

•	the potential disruption to our ongoing business;

•	the potential distraction of management;

•	the inability to maintain uniform standards, controls, procedures and policies; and

•	the impairment of relationships with team members and guests as a result of changes in ownership and management.
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
As of December 27, 2015, a total of 177 or 40.3% of all Company-owned restaurants, representing 47.6% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, and Washington). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
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
We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be negatively affected. These risks include but are not limited to: extended periods of inclement weather which may affect guest visits as well as limit the availability and cost of key commodities such as beef, poultry, potatoes, and other items that are important ingredients in our products; material disruptions in our supply chain; changes in borrowings and interest rates; changes to accounting methods or philosophies; impairment of long-lived assets, including goodwill, and losses on restaurant closures; and unanticipated expenses from natural disasters and repairs to damaged or lost property.
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
Further, we are subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Also, there may be circumstances in which we may be held liable for the actions of our franchisees. A recent action by the National Labor Relations Board (NLRB) alleged that McDonald’s USA, LLC (the parent-franchisor company for McDonald’s restaurants) could be jointly liable for labor and wage violations by its franchisees. If upheld, liability for franchisees’ overtime, wage, or union-organization violations could be pursued against us. Failure to comply with the laws and regulations governing our franchisee relationships or adverse decisions similar to the above-described NLRB action could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.
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
Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin, Red Robin Gourmet Burgers®, Red Robin America’s Gourmet Burgers & Spirits®, Red Robin Burger Works®, “YUMMM®”, Red Robin Gourmet Burgers and BrewsTM, and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these names and logos, among others, with the United States Patent and Trademark Office and in Canada and we have applied to register various trademarks in certain other international jurisdictions. Our trademarks could be infringed in ways that leave us without redress, such as by imitation or by filings by others in jurisdictions where we are not currently registered. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts, and recipes. Consequently, our business could be negatively affected and less profitable if we are unable to successfully defend and protect our intellectual property.
We are subject to economic, political, regulatory, and other risks related to our international operations.
As of December 27, 2015, we owned 18 Red Robin restaurants in Canada and may have further international expansion in the future. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

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
We dedicate substantial resources to ensuring our guests enjoy safe, quality food products. Nonetheless, restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation regarding poor food quality, food-borne illness, personal injury, food tampering, communicable disease, adverse health effects of consumption of various food products or high-calorie foods, or other concerns. Food safety issues also could be caused by food suppliers or distributors and, as a result, could be out of our control. Regardless of the source or cause, any report of food-borne illnesses such as E. coli, norovirus, listeria, hepatitis A, salmonella, or trichinosis, and other food safety issues including food tampering or contamination, at one of our or a franchisee’s restaurants, could adversely affect our reputation and have a negative impact on our sales. The occurrence of food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.
Health concerns relating to the consumption of beef, chicken, or other food products could affect consumer preferences and could negatively affect our results of operations.
Consumer preferences could be affected by health concerns about food-related illness, the consumption of beef, which is the key ingredient in many of our menu items, or negative publicity or publication of government or industry findings concerning food quality, illness, and injury. Further, consumers may react negatively to reports concerning our food products or health or other concerns or operating issues stemming from one or more of our restaurants. Such negative publicity, whether or not valid, may negatively affect demand for our food and could result in decreased guest traffic to our restaurants. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business and negatively affect our profitability.
Our business could be adversely affected by increased labor costs, including costs related to the increase in minimum wage and new heath care laws.
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant team members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the federal minimum wage, including California, Washington, and New York. California enacted legislation that increased its minimum wage from $9 an hour to $10 an hour effective January 2016. We anticipate additional legislation increasing minimum wage standards will be enacted in future periods and in other jurisdictions. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) includes provisions requiring health care coverage for all Americans that began in 2014. In the past, many of our eligible team members chose not to participate in our Company sponsored health care plans for various reasons but we expect to continue to see increased costs due to the impact of changes in the health care laws. Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. In the past, we have been able to offset increases in labor costs by improving our productivity in our restaurants or taking gradual increases in pricing but there is no guarantee that we can continue to do so in the future. If our labor costs increase and we are not able to offset costs through productivity or efficiency gains, or pass along the costs in the form of increased prices to our guests, then it could have a material adverse effect on our results of operations.
Labor organizing could adversely affect our operations and harm our competitive position in the restaurant industry, which could harm our financial performance.

Our employees or others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains which could increase our labor costs, limit our ability to manage our workforce effectively, and cause disruptions to our operations. A loss of our ability to effectively manage our workforce and the compensation and benefits we offer to our staff members could harm our financial performance.
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
Various federal, state, and local employment laws govern our relationship with our team members and affect operating costs. These laws govern employee classification, wage rates and payment requirements including tip credit laws, meal and rest breaks, unemployment and other taxes, health care and benefits, workers’ compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all of our team members to provide us with the government-specified documentation evidencing their employment eligibility, some of our team members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force.
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
We own real estate for 32 Company-owned restaurants located in Arizona (4); Arkansas (2); California (1); Colorado (3); Georgia (1); Illinois (1); Indiana (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (5); Pennsylvania (3); Virginia (4); and Washington (2). In addition, we own a property in Texas which we lease to others.
Our corporate headquarters is located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2018. We opened a test kitchen and training facility in 2011 located in Englewood, Colorado. We occupy this facility under a lease that expires December 31, 2022.
We maintain three general restaurant prototypes based on the needs of our guests and the availability of appropriate sites. Our traditional prototype restaurant is a freestanding building averaging approximately 5,800 square feet and approximately 200 seats. In 2012, we introduced a new, mid-sized prototype of our full service restaurant which is approximately 4,500 square feet and has approximately 145 seats. Our third prototype, Red Robin Burger Works, allows Red Robin to develop projects in non-traditional, high foot traffic locations such as urban areas/downtowns, stadiums, military bases and airports, as well as in regional retail centers. The typical Red Robin Burger Works prototype is between 1,800 and 2,200 square feet, with approximately 45 seats. We develop restaurants under ground leases on which we build our own restaurant in addition to using in-line, end cap, and mall locations. As of December 27, 2015, our restaurant locations comprised approximately 2.7 million square feet.
ITEM 3.    Legal Proceedings
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment related claims and claims from guests or team members alleging illness, injury, food quality, health, or operational concerns. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations.
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

	Sales Price
	High	Low
2015
4th Quarter	$82.66	$60.07
3rd Quarter	95.00	73.35
2nd Quarter	92.78	70.90
1st Quarter	89.46	71.37
2014
4th Quarter	$76.51	$48.12
3rd Quarter	67.44	52.63
2nd Quarter	75.09	61.94
1st Quarter	77.93	62.10
As of February 16, 2016, there were 109 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2015 and 2014. We currently anticipate that we will retain any future cash flow to fund our operations and expansion of our business, to pay down debt, or to repurchase stock. In addition, our credit agreement may limit us from declaring or paying any dividends or making any other repurchases on any of our shares under certain circumstances, and are subject to the leverage ratio under our credit agreement.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 27, 2015, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the fourth quarter of 2015.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
10/5/15-11/1/15	89,550	$78.78	226,118	32,337,307
11/2/15-11/29/15	265,159	$67.79	491,277	14,360,969
11/30/15-12/27/15	64,772	$67.46	556,049	9,991,249
Pursuant to Publicly Announced Plans or Programs(2)(3)	419,481
___________________________________

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.

(2)
On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $50.0 million of the Company’s common stock. This authorization became effective on February 11, 2015, and will terminate upon completing the repurchase of $50.0 million of common stock unless earlier terminated by the Company’s board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. Since February 11, 2015, the Company has purchased 556,049 shares for a total of $40.0 million. The current repurchase program had remaining authorized funds of $10.0 million as of December 27, 2015.

(3)
On February 11, 2016, the Company’s board of directors authorized a repurchase of up to $100.0 million of the Company’s common stock. Refer to Note 20, Subsequent Events, of Notes to Consolidated Financial Statements of this report for additional information.

Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders’ return on Common Stock of the Company since December 26, 2010, with the cumulative total return over the same period for (i) the Russell 3000 Index, and (ii) the Bloomberg U.S. Full Service Restaurant Index.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 26, 2010, the last trading day in the Company’s 2010 fiscal year, in the Company’s Common Stock and in each of the indices.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and Bloomberg U.S. Full Service Restaurant Index

	Fiscal Years Ended
	December 26, 2010	December 25, 2011	December 30, 2012	December 29, 2013	December 28, 2014	December 27, 2015
Red Robin Gourmet Burgers, Inc.	$100.00	133.47	155.19	346.75	352.33	285.11
Russell 3000	100.00	101.02	114.19	153.59	174.90	173.97
Bloomberg U.S. Full Service	100.00	100.33	115.44	172.43	194.61	177.65**
___________________________________

*	$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.

**
The Bloomberg Full Service index was discontinued as of December 23, 2015, and the data shown is as of December 23, 2015, rather than December 27, 2015. The Company believes the companies included in the index prior to that time provided a meaningful, representative sample of enterprises in the primary line of business in which the Company engages. Although the data is shown as of December 23, 2015, the Company does not believe the change in data to December 27, 2015 materially affects the usefulness of information in the index for 2015. The Company will consider an alternative index in succeeding years, or may track and report the stock value of the companies previously included in the index.

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

	Fiscal Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
(in thousands, except per share data)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Statement of Income Data:
Revenue:
Restaurant revenue	$1,238,898	$1,129,135	$1,000,198	$960,994	$898,842
Total revenues	1,257,592	1,146,102	1,017,247	977,132	914,850
Total costs and expenses(1)(2)(3)(4)	1,190,547	1,101,418	973,433	931,923	886,849
Income from operations	67,045	44,684	43,814	45,209	28,001
Net income	47,704	32,561	32,239	28,331	20,577
Earnings per share:
Basic	$3.40	$2.29	$2.27	$1.97	$1.36
Diluted	$3.36	$2.25	$2.22	$1.93	$1.34
Shares used in computing earnings per share:
Basic	14,042	14,237	14,225	14,411	15,122
Diluted	14,216	14,447	14,510	14,669	15,357
Balance Sheet Data:
Cash and cash equivalents	$22,705	$22,408	$17,108	$22,440	$35,036
Total assets	839,979	735,889	634,645	597,132	592,976
Long-term debt, including current portion	210,847	147,896	88,714	134,995	156,931
Total stockholders’ equity	374,311	359,771	347,403	306,919	294,698
Cash Flow Data:
Net cash provided by operating activities	$140,923	$123,581	$113,529	$94,379	$95,697
Net cash used in investing activities	(169,111)	(155,278)	(78,231)	(63,305)	(43,355)
Net cash provided by (used in) financing activities	28,767	37,051	(40,630)	(43,670)	(35,195)
Selected Operating Data:
Net sales per square foot in Company-owned restaurants	$466	$462	$451	$449	$435
Total operating weeks(5)	22,006	20,070	18,012	17,607	16,635
Company-owned restaurants open at end of period	439	415	361	339	327
Franchised restaurants open at end of period	99	99	134	133	137
Comparable restaurant net sales increase(6)(7)	2.1%	3.1%	4.0%	1.1%	2.3%
___________________________________

(1)	2015 includes pre-tax non-cash asset impairment charges of $0.6 million related to the impairment of two restaurants.

(2)
2014 includes pre-tax costs of $1.8 million related to acquiring 36 franchised restaurants. 2014 also includes a pre-tax non-cash asset impairment charge of $8.8 million, of which $7.6 million related to the impairment of in-development software, and $1.2 million related to the impairment of three restaurants.

(3)	2013 includes a pre-tax non-cash asset impairment charges of $1.5 million related to the impairment of four restaurants.

(4)
2011 reflects significant and infrequent pre-tax charges of $1.4 million related to executive transition and pre-tax non-cash asset impairment charges of $4.3 million related to the impairment of three restaurants.

(5)	Total operating weeks represent the number of weeks that the Company-owned restaurants were open during the reporting period.

(6)	Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Total Revenues” for a further discussion of our comparable restaurant designation.

(7)	Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2012 were calculated on a 53-week basis by adjusting fiscal year 2011 as if there were 53 weeks.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Description of the Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants with 538 locations in North America. As of December 27, 2015, the Company’s fiscal year end, we operated 439 Company-owned restaurants located in 38 states, the District of Columbia, and two Canadian provinces, comprised of 429 Red Robin® restaurants and ten Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also had 99 casual-dining restaurants operated by franchisees in 15 states as of December 27, 2015.
The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company’s fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five or six years. Our discussion for fiscal years 2015, 2014, and 2013, which ended on December 27, 2015, December 28, 2014, and December 29, 2013 refers to a 52-week period in each case.
Financial and Operational Highlights
The following summarizes the financial and operational highlights of 2015 and our 2016 outlook:

•	Financial Performance.

◦
Restaurant revenue increased $109.8 million, or 9.7%, to $1.2 billion for the 52 weeks ended December 27, 2015 as compared to $1.1 billion for the 52 weeks ended December 28, 2014, of which $46.7 million resulted from restaurants acquired in fiscal years 2014 and 2015, net of a $2.9 million unfavorable impact of foreign currency exchange rates; $41.1 million resulted from new restaurant openings, net of closures; and $22.0 million resulted from comparable restaurant revenue increases. We expect total revenues to grow between 8.5% and 9.5% in 2016, comprised of comparable revenue growth in the low single digits and the remainder due to increased operating weeks associated with locations opened in 2015 and 2016.

◦
Restaurant operating costs, as a percentage of restaurant revenue, decreased 90 basis points to 77.7% in 2015 compared to 78.6% in 2014. Decreases in food and beverage costs as well as labor costs, as a percent of restaurant revenue, were partially offset by higher rent associated with newly opened and acquired restaurants.

◦
Net income improved 46.5% to $47.7 million in 2015 from $32.6 million in 2014. Diluted earnings per share increased 49.3% to $3.36 as compared to $2.25 in fiscal year 2014. Excluding the impact of $0.06 per diluted share related to the change in accounting estimate for gift card breakage, and a non-cash charge of $0.02 per diluted share related to the impairment of two underperforming restaurants, net income per diluted share in 2015 was $3.32. Excluding the impact of a non-cash charge of $0.38 per diluted share related to the impairment of certain software in development and three underperforming restaurants, and a charge of $0.03 per diluted share related to executive transition costs, net income per diluted share in fiscal year 2014 was $2.66.

◦	We purchased $40.0 million of common stock in 2015 through our share repurchase program.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. and Canada Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled guests early about new menu items to generate awareness and trial. Our media buying approach is designed to achieve maximum on-air continuity. In addition, we use digital, social, and earned media to target and more effectively reach specific segments of our guest base. In 2016, we plan to promote new items and value menus.

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, food presentation, atmosphere, and other guest experiences. Key elements of the restaurant remodel associated with our brand transformation include greater separation of the bar and family dining area and refreshed exteriors including signage. In 2015, we remodeled 157 Red Robin restaurants to our new brand standards, which resulted in over 325 restaurants conforming to the new design standards, including newly-opened restaurants. In 2016, we plan to remodel around 70 additional Red Robin restaurants and will have substantially completed the transformation for Company-owned restaurants.

•
Restaurant Development. During 2015, we opened 21 Company-owned Red Robin restaurants including the re-opening of one restaurant that was temporarily closed during 2014, acquired one Red Robin restaurant from a franchisee, and relocated three Red Robin restaurants. Our franchisees opened one Red Robin restaurant and sold one restaurant to us. In 2016, we plan to open 25 new Company-owned Red Robin restaurants, including one new Red Robin restaurant in Canada. We also opened three Red Robin Burger Works restaurants during 2015, all located in central business district areas, resulting in ten locations as of fiscal year-end, located in the Chicago, IL, Denver, CO, and Washington, D.C. metropolitan areas. In 2016, we plan to open five Red Robin Burger Works restaurants, to meet the needs of time-pressed lunch and on-the-go occasions not well addressed by full service restaurants.

Restaurant Data
The following table details data pertaining to the number of Company-owned and franchised restaurants for the fiscal years 2015, 2014, and 2013.

	2015	2014	2013
Company-owned:
Beginning of period	415	361	339
Opened during the period(1)(2)	24	22	22
Acquired from franchisee	1	36	—
Closed during the period(2)	(1)	(4)	—
End of period	439	415	361
Franchised:
Beginning of period	99	134	133
Opened during the period	1	2	2
Sold or closed during the period(3)	(1)	(37)	(1)
End of period	99	99	134
Total number of restaurants	538	514	495
___________________________________

(1)	Includes three Red Robin Burger Works in 2015, three in 2014, and one in 2013.

(2)	Includes one Red Robin restaurant that was closed in 2014 due to public construction and re-opened in 2015.

(3)	Excludes one franchised restaurant that was closed in 2013 and re-opened during the same year.

Results of Operations
Operating results for each fiscal year presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2015	2014	2013
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Revenues:
Restaurant	98.5%	98.5%	98.3%
Franchise royalties and fees	1.0	1.2	1.4
Other revenue	0.5	0.3	0.3
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.6	25.4	25.0
Labor	32.6	33.0	33.5
Other operating	12.4	12.5	12.3
Occupancy	8.1	7.7	7.4
Total restaurant operating costs	77.7	78.6	78.3
Depreciation and amortization	6.2	5.6	5.7
Selling, general, and administrative	11.4	11.5	12.2
Pre-opening costs	0.6	0.7	0.6
Asset impairment charge	—	0.8	0.1
Income from operations	5.3	3.9	4.3
Other (income) expense:
Interest expense	0.3	0.3	0.3
Interest income and other, net	—	(0.1)	—
Total other expenses	0.3	0.2	0.3
Income before income taxes	5.0	3.7	4.1
Provision for income taxes	1.2	0.8	0.9
Net income	3.8%	2.8%	3.2%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Revenues

(Revenues in thousands)	2015	2014	2015 - 2014 Percent Change	2013	2014 - 2013 Percent Change
Restaurant revenue	$1,238,898	$1,129,135	9.7%	$1,000,198	12.9%
Franchise royalties and fees	12,526	13,637	(8.1)%	14,378	(5.2)%
Other revenue	6,168	3,330	85.2%	2,671	24.7%
Total revenues	$1,257,592	$1,146,102	9.7%	$1,017,247	12.7%
Average weekly net sales volumes in Company-owned restaurants(1)(2)	$57,242	$56,652	1.0%	$56,159	0.9%
Total operating weeks	22,006	20,070	9.6%	18,012	11.4%
Net sales per square foot	$466	$462	0.9%	$451	2.4%
___________________________________

(1)	Excludes Red Robin Burger Works.

(2)	Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit in 2014 for Company-owned restaurants was $56,961.
Restaurant revenue, which is comprised almost entirely of food and beverage sales, increased by $109.8 million, or 9.7%, for the 52 weeks ended December 27, 2015 as compared to the 52 weeks in 2014. Restaurants acquired in 2014 and 2015 contributed $46.7 million, net of a $2.9 million unfavorable impact of foreign currency exchange rates. New restaurant openings, net of closures, contributed $41.1 million of the increase. Comparable restaurant revenue grew $22.0 million or 2.1%. Comparable restaurant revenue growth resulted from a 2.5% increase in average guest check and a 0.4% decrease in guest counts.
Restaurant revenue increased by $128.9 million, or 12.9%, for the 52 weeks ended December 28, 2014 as compared to the 52 weeks in 2013. New restaurant openings, net of closures, since the fourth quarter of 2012 contributed $49.9 million or 5.0% of the increase. The 36 franchised restaurants that we acquired in 2014 contributed $49.4 million or 4.9% of the increase. Comparable restaurant revenue grew $29.6 million or 3.1% primarily as a result of a 3.7% increase in average guest check, partially offset by a 0.6% decrease in guest counts. The increase in average guest check resulted from a combination of menu price increases and increased mix of our Finest line of half-pound angus burgers, combined with higher sales of appetizers, soups, and alcoholic beverages.
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
Franchise royalties and fees consist primarily of royalty income and initial franchise fees. Franchise royalties and fees decreased $1.1 million or 8.1%, from 2014, primarily related to the loss of royalties from 37 franchised restaurants that we acquired in 2014 and 2015, partially offset by an increase in franchise royalties from existing and new franchise locations. Our franchisees reported that comparable restaurant revenue increased 4.9% in 2015 as compared to 2014. The decrease in franchise royalties and fees in 2014 from 2013 is primarily related to the royalties from 36 franchised restaurants that we acquired in 2014, partially offset by an increase in franchise royalties from our ongoing franchisees. Our franchisees reported that comparable restaurant revenue increased 4.8% in 2014 as compared to 2013.
Other revenue consists primarily of gift card breakage and licensing royalties. For the fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013, we recognized $5.1 million, $2.3 million, and $2.1 million of gift card breakage. Gift card breakage revenue increased in 2015 primarily due to a change in accounting estimate for gift card breakage (Refer to Change in Accounting Estimate - Gift Card Breakage in Note 1, Description of Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report).

Cost of Sales

(In thousands, except percentages)	2015	2014	2015 - 2014 Percent Change	2013	2014 - 2013 Percent Change
Cost of sales	$304,637	$287,221	6.1%	$250,237	14.8%
As a percent of restaurant revenue	24.6%	25.4%	(0.8)%	25.0%	0.4%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 80 basis points in 2015 compared to 2014. The decrease was driven by favorable menu mix and pricing, in addition to food cost deflation, primarily related to ground beef.
Cost of sales as a percentage of restaurant revenue increased 40 basis points in 2014 compared to 2013. The increase as a percentage of restaurant revenue was mainly caused by an increase in the cost of ground beef, partially offset by a decrease in the cost of produce and fry oil.
Labor

(In thousands, except percentages)	2015	2014	2015 - 2014 Percent Change	2013	2014 - 2013 Percent Change
Labor	$403,517	$372,657	8.3%	$335,113	11.2%
As a percent of restaurant revenue	32.6%	33.0%	(0.4)%	33.5%	(0.5)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. In 2015, labor as a percentage of restaurant revenue decreased 40 basis points compared to 2014. This decrease primarily resulted from a decrease in health insurance and workers’ compensation costs as well as the leverage of higher sales volumes partially offset by higher average hourly rates.
In 2014, labor as a percentage of restaurant revenue decreased 50 basis points compared to 2013. This decrease primarily resulted from increased labor productivity partially offset by higher average hourly rates.
Other Operating

(In thousands, except percentages)	2015	2014	2015 - 2014 Percent Change	2013	2014 - 2013 Percent Change
Other operating	$154,344	$140,972	9.5%	$123,479	14.2%
As a percent of restaurant revenue	12.4%	12.5%	(0.1)%	12.3%	0.2%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. During 2015, other operating costs as a percentage of restaurant revenue decreased 10 basis points over the prior year, as lower utility and supply costs were partially offset by higher credit card fees, and costs of restaurant technology.
During 2014, other operating costs as a percentage of restaurant revenue increased 20 basis points over the prior year due primarily to increased local marketing, maintenance and repair costs, and utility expense, partially offset by lower supply costs.
Occupancy

(In thousands, except percentages)	2015	2014	2015 - 2014 Percent Change	2013	2014 - 2013 Percent Change
Occupancy	$100,007	$86,734	15.3%	$74,079	17.1%
As a percent of restaurant revenue	8.1%	7.7%	0.4%	7.4%	0.3%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in Pre-opening costs. In 2015, occupancy costs increased $13.3 million or 40 basis points over the prior year, primarily due to an increase in fixed rents and general liability insurance related to the restaurants acquired and opened since 2014. Our fixed rents for the fiscal years ended December 27, 2015 and December 28, 2014 were $65.5 million and $56.6 million.

In 2014, occupancy costs as a percentage of restaurant revenue increased 30 basis points over the prior year, primarily due to higher occupancy costs as a percentage of revenue for newly opened and acquired restaurants as well as an increase in common area maintenance costs. Our fixed rents for the fiscal years ended December 28, 2014 and December 29, 2013 were $56.6 million and $47.8 million.
Depreciation and Amortization

(In thousands, except percentages)	2015	2014	2015 - 2014 Percent Change	2013	2014 - 2013 Percent Change
Depreciation and amortization	$77,374	$64,579	19.8%	$58,200	11.0%
As a percent of total revenues	6.2%	5.6%	0.6%	5.7%	(0.1)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. In 2015, depreciation and amortization increased $12.8 million or 19.8% compared to 2014 primarily related to new restaurants opened and acquired, restaurants remodeled under our brand transformation initiative since 2014, and new technology put into service. The increase was partially offset by a $1.0 million decrease in depreciation related to a change in accounting estimate related to certain asset lives (Refer to Useful Lives of Assets in Note 1, Description of Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report). We project our depreciation and amortization expense to be between $82 million and $84 million in 2016.
In 2014, depreciation and amortization increased $6.4 million or 11.0% compared to 2013 primarily related to new restaurants opened and acquired in 2014 as well as restaurants remodeled under our brand transformation initiative.
Selling, General, and Administrative

(In thousands, except percentages)	2015	2014	2015 - 2014 Percent Change	2013	2014 - 2013 Percent Change
Selling, general, and administrative	$143,079	$132,158	8.3%	$124,278	6.3%
As a percent of total revenues	11.4%	11.5%	(0.1)%	12.2%	(0.7)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits; marketing and advertising costs; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses.
Selling, general, and administrative costs in 2015 increased $10.9 million or 8.3% as compared to 2014. The increase was driven primarily by an increase in compensation expense, including stock-based and incentive-related compensation; increased marketing spending including gift card related costs; and increased training and hiring costs.
Selling, general, and administrative costs in 2014 increased $7.9 million or 6.3% as compared to 2013. The increase was driven primarily by a $7.2 million increase in television and internet advertising, a $3.1 million increase in salaries and benefits including the impact of acquisition-related support, and a $1.0 million increase in professional and outside services, partially offset by a $3.6 million decrease in incentive-based compensation.
Pre-opening and Acquisition Costs

(In thousands, except percentages)	2015	2014	2015 - 2014 Percent Change	2013	2014 - 2013 Percent Change
Pre-opening and acquisition costs(1)	$7,008	$8,264	(15.2)%	$6,530	26.6%
As a percent of total revenues	0.6%	0.7%	(0.1)%	0.6%	0.1%
Number of restaurants opened during year	24	22	9.1%	22	—%
Average per restaurant pre-opening costs	$292	$295	(1.0)%	$297	(0.7)%
___________________________________

(1)	Acquisition costs in 2014 related to the acquisition of 36 Red Robin franchised restaurants in the United States and Canada and totaled $1.8 million.
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training teams; the cost of food and beverages used in training; marketing and supplies costs; and other direct costs related to the opening of new restaurants. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented including Red Robin Burger Works restaurants.
Asset Impairment Charges
During the fourth quarter of 2015, we determined that two Company-owned restaurants were impaired. We recognized a non-cash impairment charge of $0.6 million as a result of the current and projected future results of these restaurants. During 2014, we determined that three Company-owned restaurants were impaired and recognized a non-cash impairment charge of $1.2 million. During 2013, we determined that four Company-owned restaurants were impaired and recognized a non-cash impairment charge of $1.5 million. The Company reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of each restaurant’s carrying amount over its estimated fair value.
During the fourth quarter of 2014, the Company determined that certain software in development related to the supply chain and human resource management system modules of its Enterprise Resource Planning (“ERP”) system would not meet the Company’s requirements if they were implemented. As the result, the Company recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.
Interest Expense
Interest expense in 2015, 2014, and 2013 was $3.7 million, $3.0 million, and $2.7 million. Interest expense increased in 2015 due to a higher average debt balance partially offset by a lower weighted average interest rate of 2.6% versus 2.8% in 2014. Interest expense increased in 2014 due to a higher average debt balance and a higher weighted average interest rate of 2.8% versus 2.7% in 2013. Interest expense is expected to be approximately $5 million in 2016.
Provision for Income Taxes
The provision for income taxes increased $6.2 million to $15.5 million in 2015 as compared to $9.3 million in 2014 and $9.0 million in 2013. Our effective income tax rate was 24.6% in 2015, 22.2% in 2014, and 21.8% in 2013. The increase in our 2015 effective tax rate is primarily attributable to the impact of the Federal Insurance Contributions Act (the “FICA”) tip tax credit to the increase in earnings before income taxes. The increase in our 2014 effective tax rate compared to 2013 was due mainly to an increase in state income taxes. The 2016 annual tax rate is projected to be approximately 25.5%.
Liquidity and Capital Resources
General
Cash and cash equivalents increased $0.3 million to $22.7 million at December 27, 2015, from $22.4 million at December 28, 2014. This increase in our cash position was primarily the net result of:

•	$140.9 million of cash provided by operating activities;

•	$63.0 million additional net borrowings from our credit facility and payments on capital leases;

•	$6.1 million in proceeds and the related tax benefit from stock option exercises and purchases of common stock through the employee stock purchase plan;

•	$168.8 million used for the construction of new restaurants, expenditures for facility improvements, investments in information technology, and acquisition of franchised restaurants; and

•	$40.0 million used for the repurchase of the Company’s common stock.
We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative; paying down debt; opportunistically repurchasing our common stock; purchasing franchised restaurants; and executing our long term strategic initiatives.
In 2014, we acquired 18 Red Robin franchised restaurants in Canada and we intend to reinvest earnings from these restaurants in our Canadian subsidiaries for the foreseeable future. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$140,923	$123,581	$113,529
Net cash used in investing activities	(169,111)	(155,278)	(78,231)
Net cash provided by (used in) financing activities	28,767	37,051	(40,630)
Effect of exchange rate changes on cash and cash equivalents	(282)	(54)	—
Net increase (decrease) in cash and cash equivalents	$297	$5,300	$(5,332)
Operating Cash Flows
Net cash provided by operating activities increased $17.3 million to $140.9 million in 2015 as compared to $123.6 million in 2014. The increase was primarily driven by a $35.8 million increase from restaurant operations including $15.7 million from newly opened and acquired restaurants, offset by $5.0 million in additional payments to vendors, $2.9 million additional tax and interest payments, a $2.9 million increase marketing spend (including gift card related costs), a $2.0 million decrease in tenant incentive payments received, a $1.9 million increase in compensation payments, and $1.6 million of additional training related costs.
Net cash provided by operating activities increased $10.1 million to $123.6 million in 2014 as compared to $113.5 million in 2013. The increase was primarily driven by a $23.8 million increase in cash from restaurant operations primarily due to new restaurants opened and acquired in 2014 and a $2.0 million increase in net tenant incentive payments received, offset by $5.6 million in additional tax payments, a $7.6 million increase in advertising and marketing costs, and a $4.3 million increase in payouts of annual and long-term incentive compensation.
Investing Cash Flows
Net cash flows used in investing activities increased $13.8 million from $155.3 million in 2014 to $169.1 million in 2015. The increase over prior year is primarily due to increased investments in restaurant remodels and technology infrastructure, partially offset a decrease in acquisitions and new restaurant openings. The following table lists the components of our capital expenditures, net of currency translation effect, for 2015 (in thousands):

Year Ended December 27, 2015
Restaurant transformations	$78,141
New restaurants	47,127
Investment in technology infrastructure and other	26,810
Restaurant maintenance capital	14,206
Acquisition of franchised restaurants	2,532
Total capital expenditures	$168,816
Net cash flows used in investing activities increased $77.1 million from $78.2 million in 2013 to $155.3 million in 2014. The increase over prior year is primarily due to the acquisition of franchised restaurants and increased investment in restaurant remodels.
In 2016, capital expenditures, excluding acquisitions, are expected to be between $150 million and $155 million. In addition to the construction of new restaurants, we will continue our investment in restaurant remodels and other capital improvements.

Financing Cash Flows
Cash provided by our financing activities decreased $8.3 million to $28.8 million in 2015. This decrease was primarily due to a $13.1 million increase in cash used to repurchase the Company’s common stock, partially offset by a $3.8 million increase in net debt borrowings and a $0.9 million increase in net cash proceeds received from exercise of employee stock options and purchase plan.
Cash provided by our financing activities increased $77.7 million to $37.1 million in 2014. This increase was primarily due to a $106.5 million increase in net debt borrowings, partially offset by a $21.9 million increase in cash used to repurchase the Company’s common stock and a $6.2 million decrease in cash proceeds mostly due to the exercise of employee stock options and tax benefit from exercise of stock options.
Credit Facility.    On July 2, 2014, we replaced the credit facility that we entered into in 2012 with a new credit facility (the “Credit Facility”) with the same group of lenders. The Credit Facility provided for a $250 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. On December 21, 2015, the Company entered into the First Amendment (the “Amendment”) to the Credit Facility to increase the revolving line of credit available under the Credit Facility from $250 million to $325 million. No other material changes to the terms of the Credit Facility were made pursuant to the Amendment.
The Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus .50% and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%). The Credit Facility matures on July 2, 2019. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock.
As of December 27, 2015, the Company had outstanding borrowings under the Credit Facility of $202.0 million, in addition to amounts issued under letters of credit of $7.9 million, which reduced the amount available under the Credit Facility but are not recorded as debt.
Covenants.    We are subject to a number of customary covenants under the Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, stock repurchases, lease commitments and dividend payments, and requirements to maintain certain financial ratios. As of December 27, 2015, we were in compliance with all debt covenants.
Debt Outstanding.    Total debt and capital lease obligations outstanding increased $63.0 million to $210.8 million at December 27, 2015 from $147.9 million at December 28, 2014, primarily due to the additional borrowings in 2015 to fund restaurant remodels to the Company’s new brand standards and construction of new restaurants, and together with cash flow from operations, to fund the repurchase of $40.0 million of our common stock.
Stock Repurchase.    On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on February 11, 2015, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. On February 11, 2016, the Company’s board of directors authorized a repurchase of up to $100 million of the Company’s common stock. Refer to Note 20, Subsequent Events, of Notes to Consolidated Financial Statements of this report for additional information.
In 2015, we repurchased 556,049 shares with an average purchase price of $71.93 per share for a total of $40.0 million. In 2014, we repurchased 463,780 shares with an average purchase price of $57.97 per share for a total of $26.9 million. In 2013, we repurchased 68,816 shares with an average purchase price of $72.71 per share for a total of $5.0 million.

Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 27, 2015 (in thousands):

	Payments Due by Period
	Total	2016	2017 - 2018	2019 - 2020	2021 and Thereafter
Long-term debt obligations(1)	$215,912	$3,683	$7,366	$203,890	$973
Capital lease obligations(2)	10,229	905	1,800	1,812	5,712
Operating lease obligations(3)	551,847	72,796	136,979	115,430	226,642
Purchase obligations(4)	61,863	47,935	7,413	5,477	1,038
Other non-current liabilities(5)	7,040	811	1,172	1,349	3,708
Total contractual obligations	$846,891	$126,130	$154,730	$327,958	$238,073
___________________________________

(1)
Long-term debt obligations primarily represent minimum required principal payments under our credit agreement including estimated interest of $12.8 million based on a 1.81% average borrowing interest rate.

(2)	Capital lease obligations include interest of $2.3 million.

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

(5)
Other non-current liabilities primarily represent employee deferred compensation plan liability. Refer to Note 17, Employee Benefit Programs, of Notes to Consolidated Financial Statements of this report for additional information.

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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations in 2013, 2014, and 2015, due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2016, but it is anticipated that inflation will continue to have a negative impact in fiscal year 2016.
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
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions. We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgment. Information regarding the Company’s other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant’s past and present operating performance were reviewed combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant’s assets to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model to estimate expected future cash flows. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company’s average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value. During 2015, we determined that two Company-owned restaurants were impaired, which resulted in a non-cash impairment charge of $0.6 million. During 2014 and 2013, we impaired three and four Company-owned restaurants for non-cash charges of $1.2 million and $1.5 million.
Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software. During 2014, we determined that certain software in development related to the supply chain and human resource management modules of our ERP system would not meet the Company’s operating requirements if they were implemented. As the result, we recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.

Goodwill.    Goodwill, which is not subject to amortization, is evaluated for impairment annually during the Company’s fourth fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate that impairment may exist. Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment, or step zero of the impairment test, to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of our acquisitions. The Company performed a qualitative assessment as of December 27, 2015, for the 2015 annual impairment evaluation. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, and therefore concluded that goodwill was not impaired as of December 27, 2015.
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

Unearned Revenues.    Unearned revenues represent our liability for gift cards that have been sold but not yet redeemed, as well as deferred revenues related to our loyalty program. We recognize sales when the gift card is redeemed by the customer. Although there are no expiration dates or dormancy fees for our gift cards, based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” We recognize breakage within other revenue over the expected period of redemption as the remaining gift card values are redeemed. If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded. We update our estimate of our breakage rate periodically and apply that rate to gift card redemptions. During the first quarter of 2015, we re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report for additional information.
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
Recent Accounting Pronouncements
Refer to Note 2, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this report.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: if our borrowings are denominated in U.S. Dollars, an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.0% to 1.0%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.0% to 2.0%; if our borrowings are denominated in Canadian Dollars, an ABR based on the Canadian Prime Rate plus 0.0% to 1.0%, or LIBOR, based on the relevant one, three or six-month LIBOR, at our discretion, plus 1.0% to 2.0%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our leverage ratio, as defined by the credit agreement. As of December 27, 2015, we had $202.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.0 million on an annualized basis.
Our objective in managing exposure to interest rate changes is to limit the effect of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we have, in the past, used an interest rate swap to fix a portion of our variable rate debt. Our last interest rate swap matured on June 30, 2015. We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. Refer to Note 9, Derivative and Other Comprehensive Income, of Notes to Consolidated Financial Statements of this report for additional information.
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
Commodity Price Risks
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of December 27, 2015, approximately 55% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2016. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.:

We have audited the accompanying consolidated balance sheet of Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) as of December 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 27, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 27, 2015, and the results of their operations and their cash flows for the year ended December 27, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”) as of December 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 28, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 20, 2015

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 27, 2015	December 28, 2014
Assets:
Current Assets:
Cash and cash equivalents	$22,705	$22,408
Accounts receivable, net	27,760	23,740
Inventories	28,223	25,947
Prepaid expenses and other current assets	18,052	23,160
Deferred tax asset	—	4,677
Total current assets	96,740	99,932
Property and equipment, net	603,686	496,262
Goodwill	81,957	84,115
Intangible assets, net	39,573	42,479
Other assets, net	18,023	13,101
Total assets	$839,979	$735,889
Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$23,392	$28,522
Construction related payables	28,692	15,652
Accrued payroll and payroll-related liabilities	47,587	47,362
Unearned revenue	48,392	45,049
Accrued liabilities and other current liabilities	29,610	27,084
Total current liabilities	177,673	163,669
Deferred rent	66,470	57,341
Long-term debt	202,875	139,375
Long-term portion of capital lease obligations	7,441	7,938
Other non-current liabilities	11,209	7,795
Total liabilities	465,668	376,118
Stockholders’ Equity:
Common stock; $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 13,628 and 14,043 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,223 and 3,808 shares, at cost	(167,339)	(132,252)
Paid-in capital	205,995	200,617
Accumulated other comprehensive loss, net of tax	(5,379)	(1,924)
Retained earnings	341,016	293,312
Total stockholders’ equity	374,311	359,771
Total liabilities and stockholders’ equity	$839,979	$735,889
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Revenues:
Restaurant revenue	$1,238,898	$1,129,135	$1,000,198
Franchise royalties and fees	12,526	13,637	14,378
Other revenue	6,168	3,330	2,671
Total revenues	1,257,592	1,146,102	1,017,247
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	304,637	287,221	250,237
Labor (includes $115, $81, and $151 of stock-based compensation)	403,517	372,657	335,113
Other operating	154,344	140,972	123,479
Occupancy	100,007	86,734	74,079
Depreciation and amortization	77,374	64,579	58,200
Selling, general, and administrative expenses (includes $4,609, $4,089, and $3,672 of stock-based compensation)	143,079	132,158	124,278
Pre-opening and acquisition costs	7,008	8,264	6,530
Asset impairment charges	581	8,833	1,517
Total costs and expenses	1,190,547	1,101,418	973,433
Income from operations	67,045	44,684	43,814
Other (income) expense:
Interest expense	3,680	3,045	2,692
Interest (income) and other, net	129	(220)	(127)
Total other expenses	3,809	2,825	2,565
Income before income taxes	63,236	41,859	41,249
Provision for income taxes	15,532	9,298	9,010
Net income	$47,704	$32,561	$32,239
Earnings per share:
Basic	$3.40	$2.29	$2.27
Diluted	$3.36	$2.25	$2.22
Weighted average shares outstanding:
Basic	14,042	14,237	14,225
Diluted	14,216	14,447	14,510
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Net income	$47,704	$32,561	$32,239
Other comprehensive loss, net of tax:
Changes in derivative instruments:
Net change in fair value of interest rate swap	(3)	(94)	(123)
Net loss reclassified into interest expense	36	95	80
Tax (expense) benefit	(13)	—	13
Net changes in derivative instruments	20	1	(30)
Foreign currency translation adjustment	(3,475)	(1,900)	—
Other comprehensive loss, net of tax	(3,455)	(1,899)	(30)
Total comprehensive income	$44,249	$30,662	$32,209
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2012	17,499	$17	3,500	$(107,589)	$185,974	$5	$228,512	$306,919
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	352	1	(68)	2,106	3,700	—	—	5,807
Excess tax benefit from exercise of stock options	—	—	—	—	3,481	—	—	3,481
Acquisition of treasury stock	—	—	69	(5,003)	—			(5,003)
Non-cash stock compensation	—	—	—	—	3,990	—	—	3,990
Net Income							32,239	32,239
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Balance, December 29, 2013	17,851	18	3,501	(110,486)	197,145	(25)	260,751	347,403
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(157)	5,118	(3,049)	—	—	2,069
Excess tax benefit from exercise of stock options	—	—	—	—	2,224	—	—	2,224
Acquisition of treasury stock	—	—	464	(26,884)	—			(26,884)
Non-cash stock compensation	—	—	—	—	4,297	—	—	4,297
Net income	—	—	—	—	—	—	32,561	32,561
Other comprehensive loss	—	—	—	—	—	(1,899)	—	(1,899)
Balance, December 28, 2014	17,851	18	3,808	(132,252)	200,617	(1,924)	293,312	359,771
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(141)	4,922	(1,515)	—	—	3,407
Excess tax benefit from exercise of stock options	—	—	—	—	1,980	—	—	1,980
Acquisition of treasury stock	—	—	556	(40,009)	—	—	—	(40,009)
Non-cash stock compensation	—	—	—	—	4,913	—	—	4,913
Net income	—	—	—	—	—	—	47,704	47,704
Other comprehensive loss	—	—	—	—	—	(3,455)	—	(3,455)
Balance, December 27, 2015	17,851	$18	4,223	$(167,339)	$205,995	$(5,379)	$341,016	$374,311
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cash Flows From Operating Activities:
Net income	$47,704	$32,561	$32,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,374	64,579	58,200
Gift card breakage	(5,079)	(2,284)	(2,106)
Provision for deferred income taxes and benefit from exercise of stock options	2,681	(1,990)	(1,662)
Asset impairment charges	581	8,833	1,517
Stock-based compensation	4,724	4,170	3,823
Amortization of debt issuance costs and other	479	702	449
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable and other current assets	4,272	(1,279)	(2,334)
Inventory	(2,375)	(1,949)	(3,621)
Other assets	(3,055)	(6,466)	(1,816)
Trade accounts payable, accrued and other liabilities	1,536	12,051	17,571
Unearned revenue	7,909	8,877	7,830
Deferred rent	4,172	5,776	3,439
Net cash provided by operating activities	140,923	123,581	113,529
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(166,284)	(107,703)	(78,876)
Acquisition of franchise restaurants, net of cash acquired	(2,532)	(47,511)	—
Other investing activities	(295)	(64)	645
Net cash used in investing activities	(169,111)	(155,278)	(78,231)
Cash Flows From Financing Activities:
Borrowings of long-term debt	415,500	231,000	141,500
Payments of long-term debt and capital leases	(352,550)	(171,817)	(188,783)
Purchase of treasury stock	(40,009)	(26,884)	(5,003)
Debt issuance costs	(319)	(690)	—
Tax benefit from exercise of stock options	1,980	2,224	3,481
Proceeds from exercise of stock options and employee stock purchase plan	4,165	3,218	8,175
Net cash provided by (used in) financing activities	28,767	37,051	(40,630)
Effect of exchange rate changes on cash and cash equivalents	(282)	(54)	—
Net increase (decrease) in cash and cash equivalents	$297	$5,300	$(5,332)
Cash and cash equivalents, beginning of year	22,408	17,108	22,440
Cash and cash equivalents, end of year	$22,705	$22,408	$17,108
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our”, or the “Company”), primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants in North America. At December 27, 2015, the Company owned and operated 439 restaurants located in 38 states, the District of Columbia, and two Canadian provinces, comprised of 429 Red Robin® restaurants and ten Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and limited service. The Company also had 99 casual-dining restaurants operated by franchisees in 15 states as of December 27, 2015. The Company operates its business as one operating and one reportable segment.
Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal years 2015, 2014, and 2013 each included 52 weeks, ending on December 27, 2015, December 28, 2014, and December 29, 2013. Fiscal year 2016 will include 52 weeks and will end on December 25, 2016. We refer to our fiscal years as 2016, 2015, 2014, 2013, 2012, and 2011 throughout this Annual Report on Form 10-K.
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
Change in Accounting Estimates
Gift Card Breakage—During the first quarter of 2015, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. As a result, the Company recognized $2.4 million of additional gift card breakage revenue in 2015 than it would have by using the previous estimated redemption pattern. This change in accounting estimate increased net income by $1.3 million or $0.09 per diluted share for the 52 weeks ended December 27, 2015.
Useful Lives of Assets—During the fourth quarter of 2015, the Company re-evaluated the estimated useful lives for certain property and equipment to align more closely with actual experience and expected results. As a result, the Company recorded $1.0 million less depreciation in 2015 than it would have by using the previous estimated useful lives. This change in accounting estimate increased net income by $0.6 million or $0.04 per diluted share for the 52 weeks ended December 27, 2015.
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
Accounts Receivable—Accounts receivable consists primarily of trade receivables due from franchisees for royalties, as well as third-party gift card receivables. At the end of 2015, there was approximately $13.2 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers, but for which cash settlement occurs anywhere from 15 to 45 days from sale, compared to $12.7 million at the end of 2014. At the end of 2015, there was also approximately $6.6 million related to tenant improvement allowances in accounts receivable compared to $3.2 million at the end of 2014.
Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value (see Note 2, Recent Accounting Pronouncements for our early adoption of new FASB guidance issued in

2015 for inventory measurement). At the end of 2015 and 2014, food and beverage inventories were $9.3 million and $8.5 million and supplies inventories were $18.9 million and $17.4 million.
Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.2 million in both 2015 and 2014 and $0.3 million in 2013.
The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures, and equipment	5 to 20 years
Computer equipment	2 to 5 years
The Company capitalizes certain overhead related to the development and construction of its new restaurants, remodeling restaurants to the Company’s new brand standards, as well as certain information technology infrastructure upgrades. Capitalized overhead for the years ended December 27, 2015, December 28, 2014, and December 29, 2013 was $4.1 million, $3.8 million, and $3.4 million. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No material expense has been incurred in any of the fiscal years presented.
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
Goodwill and Intangible Assets, net—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets are comprised primarily of leasehold interests, acquired franchise rights, and the costs of purchased liquor licenses. Leasehold interests primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements. The costs of obtaining non-transferable liquor licenses from local government agencies are capitalized and generally amortized over a period of up to 20 years. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets.
Goodwill, which is not subject to amortization, is evaluated for impairment annually during the Company’s fourth fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate that impairment may exist. Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment, or step zero of the impairment test, to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of our acquisitions.
The Company performed a qualitative assessment as of December 27, 2015 for the 2015 annual impairment evaluation. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, and therefore concluded that goodwill was not impaired as of December 27, 2015.

The Company performed a quantitative assessment, or the step one of the impairment test, and determined that goodwill was not impaired as of December 28, 2014. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company’s stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company’s estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. No impairment charges were required to be recorded in 2015, 2014, or 2013.
Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including restaurant sites, leasehold improvements, information technology systems and other fixed assets, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Management may also utilize market information to determine fair value when relevant information is available. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software.
During 2015, 2014, and 2013, the Company recorded impairments of certain long-lived assets. See Note 4, Impairment and Restaurant Closures.
Fair Value Measurements—The Company measures certain financial assets and liabilities at fair value in accordance with the accounting guidance for measuring fair value. These assets and liabilities are measured at each reporting period, and certain of these are revalued as required. Refer to Note 10, Fair Value Measurements.
Other Assets, net—Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan and unamortized debt issuance costs. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company’s long term debt. The Company refinanced its credit facility in July 2014 and capitalized $0.7 million of debt issuance costs. The Company amended its credit facility in December 2015 and capitalized an additional $0.3 million of debt issuance costs. Refer to Note 8, Borrowings. Unamortized debt issuance costs at the end of 2015 and 2014 were $1.7 million and $1.8 million.
Revenue Recognition—Revenues consist of sales from restaurant operations, gift card breakage, franchise royalties and fees, and other miscellaneous revenue. Revenues from restaurant sales are recognized when payment is tendered at the point of sale.
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption (Refer to Change in Accounting Estimate - Gift Card Breakage in Note 1, Description of Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this report).

For the fiscal years ended 2015, 2014, and 2013, the Company recognized $5.1 million, $2.3 million and $2.1 million in revenue related to unredeemed gift card breakage. Gift card breakage is included in Other revenue in the Consolidated Statements of Income. Unearned gift card revenue at the end of 2015 and 2014 was $38.2 million and $36.9 million.
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
The Company accounts for its Red Robin Royalty™ loyalty program using a deferred revenue approach in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) related to loyalty programs. Red Robin Royalty™ deferred revenue primarily relates to a program in which registered members earn an award for a free entrée for every nine entrées purchased. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue in Restaurant revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount. Deferred loyalty revenue, which was included in Unearned revenue in the accompanying Consolidated Balance Sheets, was $10.2 million and $8.1 million at December 27, 2015 and December 28, 2014.
Advertising—Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two national media advertising funds (the “Advertising Funds”). These Advertising Funds are used to build the Company’s brand equity and awareness primarily through a national marketing strategy, including national television advertising, digital media, social media programs, email, loyalty, and public relations initiatives. The Company’s portion of contributions to these Advertising Funds is recorded as advertising costs under Selling, general, and administrative expenses in the Consolidated Statements of Income.
Advertising costs related to our local marketing benefit specific restaurants or markets and are recorded as Other operating expenses in the Consolidated Statements of Income.
Total advertising costs were $34.8 million, $29.9 million, and $22.4 million in 2015, 2014, and 2013, and were primarily included in Selling, general, and administrative expenses. Prior to 2015, we disclosed both advertising and marketing costs in total.
Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred.
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
Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2015, 2014, and 2013, a total of 61,000, 65,000, and 2,000 weighted average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.
The computations for basic and diluted earnings per share for fiscal year ended December 27, 2015, December 28, 2014, and December 29, 2013 are as follows (in thousands, except per share data):

	2015	2014	2013
Net income	$47,704	$32,561	$32,239
Shares:
Basic weighted average shares outstanding	14,042	14,237	14,225
Dilutive effect of stock options and awards	174	210	285
Diluted weighted average shares outstanding	14,216	14,447	14,510
Earnings per share:
Basic	$3.40	$2.29	$2.27
Diluted	$3.36	$2.25	$2.22
Comprehensive Income (loss)—Comprehensive income (loss) consists of the net income or loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss as presented in the Consolidated Statements of Stockholders’ Equity for 2015, 2014, and 2013 consisted of the unrealized loss, net of tax, on the Company’s cash flow hedge which expired in June 2015, and the foreign currency translation adjustment. See Note 9, Derivative and Other Comprehensive Income.
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
Deferred Compensation (Income) Expense—The Company has assets and liabilities related to a deferred compensation plan. The Company historically purchased Company-owned whole-life insurance contracts on certain team members to offset the deferred compensation plan obligation. In 2013, the Company liquidated these insurance policies and placed the assets of the deferred compensation plan in a rabbi trust. Assets of the rabbi trust are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Increases in the market value of the investments held in the trust result in the recognition of deferred compensation expense reported in Selling, general, and administrative expenses and recognition of investment gain reported in Interest income and other, net, in the Consolidated Statements of Income. Decreases in the market value of the investments held in the trust result in the recognition of a reduction to deferred compensation expense and recognition of investment loss reported in Interest income and other, net, in the Consolidated Statements of Income. We recognized an immaterial amount of deferred compensation expense and investment income in 2015, $0.3 million in 2014, and $0.2 million in 2013. See Note 17, Employee Benefit Programs, for additional details.
Foreign Currency Translation—The Canadian Dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of other comprehensive income (loss). Gain or loss from foreign currency transactions is recognized in our Consolidated Statements of Income.
2. Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the financial statement presentation of deferred income taxes. The new guidance requires an entity to present deferred tax assets and liabilities as non-current in a classified balance sheet. Prior to the issuance of this guidance, deferred tax liabilities and assets were required to be separately classified into a current amount and a non-current amount in the balance sheet. The new guidance represents a change in accounting principle and is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this guidance as of December 27, 2015 and to apply it prospectively. Prior period information was not adjusted. Because the application of this guidance affects the balance sheet classification only, adoption of this guidance did not have a material impact on our consolidated financial statements.
In September 2015, the FASB issued guidance on the recognition of adjustments to preliminary amounts recognized in a business combination, which removes the requirement to retrospectively account for these adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for reporting periods beginning after December 15, 2015 with early adoption permitted. The Company will apply the guidance prospectively and does not expect the adoption will have a material impact on our consolidated financial statements.
In July 2015, the FASB issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance requires prospective application for reporting periods beginning after December 15, 2016 and permits adoption in an earlier period. The early adoption of this guidance in 2015 did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. The guidance is now effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Based on our preliminary assessment, we determined the adoption of this new guidance may change the timing of recognition of our initial franchise fees. The initial franchise fee is currently recognized when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. The new guidance will require the Company to recognize the initial franchise fees over the franchise period. The adoption of the new guidance may also change the classification of the advertising fund contribution the Company receives from franchisees and the spending from advertising funds. The new guidance will supersede the net reporting requirement on advertising funds. The advertising fund contribution and spending could be reported gross as advertising revenue and advertising expense, and with gross reporting, revenues and expenses could be recognized in different periods. We are continuing our assessment of the overall impact this guidance will have on our consolidated financial statements, as well as the expected timing and method of adoption.
3. Acquisitions of Red Robin Franchised Restaurants
The Company acquires franchised restaurants from time to time. On August 31, 2015, the Company acquired one restaurant from a franchisee for $2.5 million in cash. The fair value of the net assets acquired on the acquisition date primarily comprised building and land.
On March 24, 2014, the Company acquired four restaurants from one of its U.S. franchisees with a purchase price of $8.0 million in cash. On July 14, 2014, the Company completed an acquisition of 32 Red Robin franchised restaurants, 14 in the United States and 18 in Canada, from Mach Robin, LLC and its Canadian affiliate, with a purchase price of $39.5 million in cash. During the first two quarters of 2015, the Company finalized the purchase price accounting of the 2014 acquisitions and recorded certain immaterial purchase accounting adjustments.

The pro forma impact of above acquisitions and the operating results of the acquired restaurants are not presented as the impact was not material to reported results.
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
4. Impairment and Restaurant Closures
Restaurant Impairment
During the fourth quarter of 2015, the Company determined that two Company-owned restaurants were impaired and recognized a non-cash impairment charge of $0.6 million. During 2014 and 2013, the Company impaired long-lived assets of three and four Company-owned restaurants, and recognized non-cash impairment charges of $1.2 million and $1.5 million.
The Company recognized the impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. Each restaurant’s past and present operating performance was reviewed combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. The Company compared the carrying amount of each restaurant’s assets to its fair value as estimated by management. The fair value of the long-lived assets is generally determined using a discounted cash flow projection model to estimate expected future cash flows. In certain cases, management uses market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value.
Impairment of Software in Development
During the fourth quarter of 2014, the Company determined that certain software in development related to the supply chain and human resource management modules of an Enterprise Resource Planning (“ERP”) system would not meet the Company’s requirements if they were implemented. As the result, the Company recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.
Restaurant Closures
During 2015, the Company closed one restaurant at the end of its lease term. In 2014, the Company closed three restaurants that operated below acceptable profitability levels and temporarily closed one restaurant due to public construction which reopened in 2015. The three restaurants permanently closed in 2014 had been impaired in 2013. The Company did not close any restaurants in 2013. The Company recorded immaterial restaurant closure expenses in 2015 and 2014.
The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The Company allocates goodwill to disposed restaurants, if necessary. No goodwill was allocated to the restaurants that were closed in 2015 or 2014, because those restaurants did not have positive cash flow and consequently did not have positive fair value.

5. Property and Equipment
Property and equipment consist of the following at December 27, 2015, and December 28, 2014, (in thousands):

	2015	2014
Land	$34,461	$33,896
Buildings	86,229	82,802
Leasehold improvements	658,173	567,303
Furniture, fixtures and equipment	310,668	265,980
Restaurant property leased to others	4,554	4,554
Construction in progress	22,486	9,813
	1,116,571	964,348
Accumulated depreciation and amortization	(512,885)	(468,086)
Property and equipment, net	$603,686	$496,262
Depreciation and amortization expense on property and equipment, including assets under capital lease, was $72.6 million in 2015, $60.6 million in 2014, and $54.5 million in 2013.
6. Goodwill and Intangible Assets
The following table presents goodwill as of December 27, 2015, and December 28, 2014, (in thousands).

	2015	2014
Balance at beginning of year	$84,115	$62,525
Acquisition and adjustment	295	22,953
Foreign currency translation adjustment	(2,453)	(1,363)
Balance at end of year	$81,957	$84,115
The Company has had no goodwill impairment losses in the periods presented in the above table or any prior periods. During 2015, the Company acquired one restaurant from a franchisee and finalized the purchase price accounting for acquisitions made in 2014, resulting in an immaterial adjustment to goodwill.
The following table presents intangible assets as of December 27, 2015 and December 28, 2014 (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$50,878	$(23,904)	$26,974	$50,826	$(20,583)	$30,243
Leasehold interests	12,991	(6,643)	6,348	12,991	(5,553)	7,438
Liquor licenses	10,168	(9,751)	417	10,058	(9,548)	510
	$74,037	$(40,298)	$33,739	$73,875	$(35,684)	$38,191
Indefinite-lived intangible assets:
Liquor licenses	$5,834	$—	$5,834	$4,288	$—	$4,288
Intangible assets, net	$79,871	$(40,298)	$39,573	$78,163	$(35,684)	$42,479
No impairment charges were recorded related to indefinite-lived intangibles in 2015, 2014, or 2013. There were insignificant impairments of franchise rights and leasehold interests related to the three restaurants impaired in 2014 and four restaurants impaired in 2013, which are discussed in Note 4, Impairment and Restaurant Closures. There were no other impairments of intangible assets subject to amortization in 2015, 2014, or 2013.
The aggregate amortization expense related to intangible assets subject to amortization for 2015, 2014, and 2013 was $4.7 million, $3.9 million, and $3.7 million.

The estimated aggregate future amortization expense as of December 27, 2015 is as follows (in thousands):

2016	$4,021
2017	3,911
2018	3,701
2019	3,621
2020	3,094
Thereafter	15,391
$33,739
7. Accrued Payroll and Payroll-related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 27, 2015 and December 28, 2014 (in thousands):

	2015	2014
Payroll	$9,768	$9,195
Corporate and restaurant variable compensation	16,215	15,077
Workers compensation insurance	7,095	7,563
Accrued vacation	5,085	5,809
Other	9,424	9,718
	$47,587	$47,362
Accrued liabilities and other current liabilities consist of the following at December 27, 2015 and December 28, 2014 (in thousands):

	2015	2014
State and city sales taxes	$7,677	$6,839
Real estate, personal property, state income and other taxes payable	3,091	2,999
General liability insurance	4,854	3,531
Utilities	2,890	2,938
Other	11,098	10,777
	$29,610	$27,084
8. Borrowings
Borrowings as of December 27, 2015 and December 28, 2014 are summarized below (in thousands):

	2015		2014
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility and other long-term debt	$202,875	1.82%	$139,375	1.71%
Capital lease obligations	7,972	4.89%	8,521	5.11%
Total debt and capital lease obligations	210,847		147,896
Less: Current portion	(531)		(583)
Long-term debt and capital lease obligations	$210,316		$147,313

Maturities of long-term debt and capital lease obligations as of December 27, 2015 are as follows (in thousands):

2016	$531
2017	561
2018	595
2019	202,633
2020	684
Thereafter	5,843
$210,847
On July 2, 2014, the Company replaced its previous credit facility with a new credit facility (the “Credit Facility”) with the same group of lenders which provided for a $250 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and included an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. On December 21, 2015, the Company entered into the First Amendment (the “Amendment”) to the Credit Facility to increase the revolving line of credit available under the Credit Facility from $250 million to $325 million. No other material changes to the terms of the Credit Facility were made pursuant to the Amendment.
The Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus .50% and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%).
The Credit Facility matures on July 2, 2019. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 27, 2015, the Company had outstanding borrowings under the Credit Facility of $202.0 million, in addition to amounts issued under letters of credit of $7.9 million, which reduced the amount available under the credit facility but were not recorded as debt.
Loan origination costs associated with the Amendment to the Credit Facility in December 2015 and the origination of the Credit Facility in July 2014 were $0.3 million and $0.7 million. These costs are included as deferred costs in Other assets, net in the accompanying Consolidated Balance Sheets, except for the current portion of these costs which are included in Prepaid expenses and other current assets. Unamortized debt issuance costs were $1.7 million and $1.8 million as of December 27, 2015 and December 28, 2014.
The Company is subject to a number of customary covenants under its Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of December 27, 2015.
9. Derivative and Other Comprehensive Income
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

The Company had one interest rate swap at December 28, 2014 with a remaining notional amount of $54.4 million. The Company entered into this variable-to-fixed interest rate swap agreement with Rabobank in August 2011 with an initial notional amount of $74.1 million to hedge a portion of its floating interest rate borrowings. The notional amount amortized over time from $74.1 million at inception to $50.6 million at its maturity on June 30, 2015. Under the terms of the interest rate swap, the quarterly cash payment or receipt was equal to the net of (1) the fixed interest rate of 1.135% paid by the Company and (2) the 3 month LIBOR rate for the applicable interest period received by the Company multiplied by the remaining notional amount as of the payment date.
Changes in fair value of the interest rate swap are recorded, net of tax, as a component of Accumulated other comprehensive loss (“AOCL”), in the accompanying Consolidated Balance Sheets. The Company reclassifies the realized gain or loss from Accumulated other comprehensive loss, net of tax, to Interest expense on the Company’s Consolidated Statements of Income as the interest expense is recognized on the related debt. The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized directly in earnings in Interest expense. The following table presents losses on the interest rate swap designated as a cash flow hedge recognized in the Other comprehensive loss (“OCL”) and reclassifications from AOCL to earnings as of December 27, 2015 and December 28, 2014 (in thousands):

	Losses recognized in OCL on derivative (effective portion)		Losses reclassified from AOCL into income (effective portion)
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Fifty-two Weeks Ended	$(3)	$(94)	$(36)	$(95)
The following table summarizes the fair value and presentation of the interest rate swap in the accompanying Consolidated Balance Sheets as hedging instruments as of December 27, 2015 and December 28, 2014 (in thousands):

	Derivative Liability
Balance Sheet Location	Fair Value at December 27, 2015	Fair Value at December 28, 2014
Accrued liabilities	$—	$347
Total derivatives	$—	$347
The components of accumulated other comprehensive loss related to the interest rate swap being used to hedge cash flows were immaterial as of December 28, 2014.
The interest rate swap was highly effective during 2015 until it matured on June 30, 2015. The Company had no active interest rate swap at December 27, 2015.
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 27, 2015 and December 28, 2014 (in thousands):

	December 27, 2015	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,863	$6,863	$—	$—
Total assets measured at fair value	$6,863	$6,863	$—	$—

	December 28, 2014	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$5,723	$5,723	$—	$—
Total assets measured at fair value	$5,723	$5,723	$—	$—
Liabilities:
Derivative—interest rate swap	$347	$—	347	$—
Total liabilities measured at fair value	$347	$—	$347	$—
Other than as disclosed in Note 3, Acquisitions of Red Robin Franchised Restaurants, as of December 27, 2015 and December 28, 2014, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments. The following table presents the carrying value and estimated fair value of Company’s credit facility and capital lease obligations as of December 27, 2015 and December 28, 2014 (in thousands):

	December 27, 2015		December 28, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$202,000	$201,829	$138,500	$138,397
Capital lease obligations	7,972	9,177	8,521	10,004
Total	$209,972	$211,006	$147,021	$148,401
Asset Impairment
The Company recorded impairment charges for two, three, and four Company-owned restaurants in 2015, 2014, and 2013. In addition, the Company recorded an impairment charge in 2014 related to certain software in development. These assets are considered to be assets that are measured at fair value on a nonrecurring basis. The inputs used for the fair value measurement of the restaurants are considered Level 3. For further information refer to Note 4, Restaurant Impairment and Restaurant Closures.

11. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2015	2014	2013
Cash paid during the year for:
Income taxes	$14,346	$12,827	$7,205
Interest, net of amounts capitalized	3,754	3,370	2,342
Non-cash investing and financing activities:
Change in construction related payables	13,040	970	9,988
Capital lease obligations incurred for real estate and equipment purchases	—	—	126
Note entered for liquor license purchase	—	—	875
12. Income Taxes
Income before income taxes includes the following components for the fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 (in thousands):

	2015	2014	2013

U.S.	$64,668	$42,898	$41,249
Foreign	(1,432)	(1,039)	—
	$63,236	$41,859	$41,249
The provision (benefit) for income taxes for the fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 consist of the following (in thousands):

	2015	2014	2013
Current:
Federal	$6,427	$5,169	$4,667
State	4,455	3,895	2,525
Foreign	—	—	—
Deferred:
Federal	4,013	1,146	2,755
State	(1)	(649)	(937)
Foreign	638	(263)	—
	$15,532	$9,298	$9,010
The reconciliation between the income tax provision and the amount of income tax computed by applying the U.S. federal statutory rate to income before the provision for income taxes as shown in the accompanying Consolidated Statements of Income for fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 is as follows:

	2015	2014	2013
Tax provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	4.3	5.1	2.5
FICA tip tax credits	(12.8)	(16.0)	(14.8)
Foreign taxes versus U.S statutory rate	0.3	(0.1)	—
Valuation allowance on deferred income tax assets	1.5	—	—
Other tax credits	(3.6)	(2.3)	(2.5)
Other	(0.1)	0.5	1.6
Effective tax rate	24.6%	22.2%	21.8%
The increase in the Company’s effective tax rate in 2015 is primarily attributable to the impact of the FICA tip tax credit to the increase in earnings before income taxes. The increase in the Company’s effective tax rate in 2014 from 2013 is primarily attributable to an increase in state income taxes.

The Company’s federal and state deferred taxes at December 27, 2015 and December 28, 2014 are as follows (in thousands):

	2015	2014
Current deferred tax assets and (liabilities), net:
Accrued compensation and related costs	$—	$10,941
Advanced payments	—	2,764
General business and other tax credits	—	(275)
Interest rate swap	—	13
Other current deferred tax assets	—	3,583
Other current deferred tax liabilities	—	—
Prepaid expenses	—	(5,426)
Supplies inventory	—	(6,923)
Current deferred tax asset, net	—	4,677
Non-current deferred tax assets and (liabilities), net:
Deferred rent	17,978	16,900
Stock-based compensation	6,980	6,461
General business and other tax credits	3,275	5,551
Alternative minimum tax credits	1,262	1,262
Accrued compensation and related costs	11,862	2,067
Advanced payments	3,024	—
Other non-current deferred tax assets	4,277	413
Other non-current deferred tax liabilities	(1,181)	(789)
Goodwill	(9,572)	(7,260)
Property and equipment	(24,792)	(25,369)
Franchise rights	744	63
Prepaid expenses	(4,736)	—
Supplies inventory	(7,089)	—
Subtotal	2,032	(701)
Valuation Allowance	(1,910)	(990)
Non-current deferred tax asset (liability), net, included in other non-current liabilities	122	(1,691)
Net deferred tax asset (liability)	$122	$2,986
In 2015, the Company adopted new accounting guidance to present deferred tax assets and liabilities as non-current in the balance sheet and elected to apply the new guidance prospectively. Refer to Note 2, Recent Accounting Pronouncements, for additional information.
Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. Based on the Company’s evaluation of its deferred tax assets, as of December 27, 2015, a valuation allowance of approximately $1.9 million has been recorded against the deferred tax asset for state income tax credits and the deferred taxes of our foreign subsidiary, including the net operating loss carry forward, in order to measure only the portion of the deferred tax assets that more likely than not will be realized. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. We intend to reinvest earnings from our foreign subsidiaries, if any, in those operations for the foreseeable future. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings. While we do not expect to repatriate cash to the U.S., if these funds were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company has federal alternative minimum tax credits of $1.3 million available with no expiration date. The Company also has general business and other tax credits totaling $3.3 million available to offset future taxes which expire through 2034.
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal and state returns are the 2011 through 2015 tax years.
The following table summarizes the Company’s unrecognized tax benefits at December 27, 2015 and December 28, 2014 (in thousands):

	2015	2014
Beginning of year	$319	$401
Increase due to current year tax positions	57	96
Due to decrease to a position taken in a prior year	(100)	(5)
Settlements	—	(122)
Reductions related to lapses	(48)	(51)
End of year	$228	$319
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.2 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Interest income and other, net, and interest paid or received is recorded in Interest expense in the Consolidated Statements of Income. The Company recorded nominal interest expense on the identified tax liabilities in 2015, 2014, and 2013, and no penalties were recorded in those fiscal years.
13. Commitments and Contingencies
Commitments
Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company’s operating leases have remaining non-cancelable terms ranging from less than one year to more than 15 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases for the fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 are as follows (in thousands):

	2015	2014	2013
Minimum rent	$67,078	$58,083	$49,206
Contingent rent	2,264	2,239	2,164
Equipment rent under operating leases	791	895	990
	$70,133	$61,217	$52,360
The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Cost of the leased land, building, and equipment was $4.6 million at the fiscal years ended December 27, 2015 and December 28, 2014, and related accumulated depreciation was $2.9 million and $2.8 million, respectively. Rental income was immaterial for 2015, 2014, and 2013.

Future minimum lease commitments and minimum rental income under all leases as of December 27, 2015 are as follows (in thousands):

	Capital Leases	Operating Leases	Rental Income
2016	$905	$72,796	$131
2017	900	70,786	104
2018	900	66,193	104
2019	900	60,612	104
2020	912	54,818	104
Thereafter	5,712	226,642	82
Total	10,229	$551,847	$629
Less amount representing interest	(2,257)
Present value of future minimum lease payments	7,972
Less current portion	(531)
Long-term capital lease obligations	$7,441
At the end of 2015 and 2014, property and equipment included $19.0 million and $21.7 million of assets under capital lease, and $9.1 million and $10.0 million of related accumulated depreciation.
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
14. Franchise Operations
Results of franchise operations included in the Consolidated Statements of Income for the fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 consist of the following (in thousands):

	2015	2014	2013
Franchise royalties and fees:
Royalty income	$12,478	$13,540	$14,315
Franchise fees	48	97	63
Total franchise royalties and fees	$12,526	$13,637	$14,378
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
15. Stockholders’ Equity
On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $50 million of the Company’s common stock. This authorization became effective on February 11, 2015, and will terminate upon completing the repurchase of $50 million of common stock unless earlier terminated by the Company’s board of directors. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. In 2015, the Company purchased 556,049 shares with an average purchase price of $71.93 per share for a total of $40.0 million.
On November 15, 2012, the Company’s board of directors authorized a repurchase of up to $50 million of the Company's common stock. In 2014, the Company purchased 463,780 shares with an average purchase price of $57.97 per share for a total of $26.9 million. In 2013, the Company purchased 68,816 shares, with an average purchase price of $72.71 per share for a total of $5.0 million.
On February 11, 2016, the Company’s board of directors authorized a repurchase of up to $100.0 million of the Company’s common stock. Refer to Note 20, Subsequent Events, for additional information.
16. Stock Incentive Plans
In 2007, the Company’s stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 and 2011 (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), restricted stock, stock variable compensation and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 2,074,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon the occurrence of a change in control, no award will vest unless such officers’ employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 4, 2021, unless terminated earlier by the Company’s board of directors. As of December 27, 2015, options to acquire a total of 391,923 shares of the Company’s common stock remained outstanding under this plan of which 227,300 were vested.
The Company has four other stock-based compensation plans: the 1996 Stock Option Plan (the 1996 Stock Plan), the 2000 Management Performance Common Stock Option Plan (the 2000 Stock Plan), the 2002 Incentive Stock Option Plan (2002 Stock Plan) and the 2004 Performance Incentive Plan (the 2004 Stock Plan). No further grants can be made under these plans. In general, options granted under these plans were issued at the estimated fair market value at the date of grant. Vesting of awards under these plans were generally time based over a period of one to four years; however, in some cases, options under these plans vested based on the attainment of certain financial results. As of December 27, 2015, options to acquire a total of 74,530 of the Company’s common stock remain outstanding under these plans of which all are fully vested. Options granted under these plans expire within ten years from the date of grant. Forfeited options revert back to the 2007 Stock Plan for potential reissuance.
Total stock-based compensation costs recognized in 2015, 2014, and 2013 were $4.7 million, $4.2 million, and $3.8 million, with related income tax benefits of $2.0 million, $1.7 million, and $1.5 million. As of December 27, 2015, there was $3.4 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of approximately 1.2 years for stock options and 1.1 years for the restricted stock units. As of December 27, 2015, all performance-based stock units and restricted stocks were vested.

Stock Options
The tables below summarize the status of the Company’s stock option plans (in thousands, except per share data and exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 28, 2014	462	$38.83
Granted	72	81.84
Forfeited/expired	(44)	49.35
Exercised	(95)	36.49
Outstanding, December 27, 2015	395	$46.04

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 27, 2015	395	$46.04	6.10	$8,155
Vested and expected to vest as of December 27, 2015 (1)	379	$44.87	6.00	$8,107
Exercisable as of December 27, 2015	230	$32.03	4.68	$7,013
___________________________________
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model for the fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 were as follows:

	2015	2014	2013
Risk-free interest rate	1.4%	1.7%	0.7%
Expected years until exercise	4.8	5.7	4.2
Expected stock volatility	40.6%	44.6%	44.4%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$29.71	$30.70	$15.19
Total intrinsic value of options exercised (in thousands)	$4,414	$3,954	$8,263
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
Time-Based RSUs
During 2015, 2014, and 2013, the Company issued time-based restricted stock units (RSUs) to certain employees as permitted under the 2007 Stock Plan. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs granted to employees typically vest in equal installments over four years. For the Company’s Board of Directors, RSUs granted in 2014 and 2013 vest in equal installments over three years, while RSUs granted in 2015 vest in full on the one-year anniversary date of grant date. Upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The table below summarizes the status of the Company’s time-based RSUs under the 2007 Stock Plan (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 28, 2014	101	$49.78
Awarded	33	82.52
Forfeited	(13)	53.79
Vested	(46)	42.82
Outstanding, December 27, 2015	75	$67.74
Long-Term Cash Incentive Plan
In 2011, the Company began a long-term cash incentive program. The long-term cash incentive plan is based on operational metrics with a three-year performance period. Compensation expense is recognized over the performance period based on the plan-to-date performance achievement. The awards cliff vest at the end of each three-year performance cycle. In 2015, 2014, and 2013, the Company recorded approximately $3.3 million, $0.8 million, and $4.2 million compensation expenses related to this program. In 2015, the Company paid out $1.8 million cash awards related to achievement of the performance metrics of 2012 long-term cash incentive plan. In 2014, the Company paid out $2.4 million cash awards related to achievement of the performance metrics of 2011 long-term cash incentive plan. At December 27, 2015 and December 28, 2014, $6.3 million and $4.8 million long-term cash incentive plan liability were included in Accrued payroll and payroll-related liabilities in the accompanying Consolidated Balance Sheets.
17. Employee Benefit Programs
Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. The Company may make matching contributions in an amount determined by the board of directors. In 2014, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized an immaterial matching contribution expense in 2015 and 2014. There was no matching contribution authorized by the board of directors in 2013.
The Company historically purchased Company-owned whole-life insurance contracts on certain team members to offset the deferred compensation plan obligation. In 2013, the Company liquidated these insurance policies and invested the deferred compensation plan assets through a rabbi trust. Assets in the rabbi trust are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value. See Note 10, Fair Value Measurement. Changes in the market value of the investments held in the trust result in the recognition of a corresponding gain or loss reported in Interest income and other, net in the Consolidated Statements of Income. A corresponding change in the liability associated with the deferred compensation plan results in an offsetting deferred compensation expense, or reduction of expense, reported in Selling, general, and administrative expenses in the Consolidated Statements of Income. The Company recognized an immaterial amount of deferred compensation expense in 2015, $0.3 million in 2014, and $0.2 million in 2013. As of December 27, 2015 and December 28, 2014, $6.9 million and $5.7 million of deferred compensation assets is included in Other assets, net and $6.9 million and $5.7 million of deferred compensation plan liability is included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Employee Stock Purchase Plan—In 2002, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan which operates in successive six month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 251,931 shares under this plan, including 11,361 shares that were issued in 2015. A total of 48,069 shares remain available for future issuance.

For 2015, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.46% risk-free interest rate; 0.5 year expected life; expected volatility of 39.73%; and a 0% dividend yield. The weighted average fair value per share at grant date was $13.37. For 2014, the average assumptions used in the model included a 0.12% risk-free interest rate, 0.5 year expected life, expected volatility of 41.22%, and a 0% dividend yield. The weighted average fair value per share at grant date was $14.42. The Company recognized $0.2 million compensation expense related to this plan in each of fiscal years 2015, 2014, and 2013.
Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (“401K Plan”) which covers eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2006, the board of directors authorized matching contributions equal to 25% of the first 4% of compensation that is deferred by the participant. The Company recognized matching contribution expense of $0.3 million in each of fiscal years 2015, 2014, and 2013.
18. Related Party Transactions
The former president and majority owner of one of the Company’s former franchisees served on the Company’s board of directors from 2009 until his retirement in May 2013. The Company purchased 13 Red Robin restaurants in Washington from this former franchisee in 2006. The retired board member is a principal of and holds, directly or indirectly, interests of between 45% and 100% in each of three privately-held entities that hold the leases for three of the acquired Washington restaurants. These leases were assumed by the Company in connection with the acquisition. Under these leases, the Company recognized rent and other related payments in the amounts of $1.3 million, $1.3 million, and $1.2 million for fiscal years 2015, 2014, and 2013.
19. Quarterly Results of Operations (unaudited)
The following tables summarize the unaudited consolidated quarterly financial information for fiscal years 2015 and 2014 (in thousands, except per share data):

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (1) (12 weeks)	2015 (52 weeks)
Total revenues	$394,901	$292,979	$283,412	$286,300	$1,257,592
Income from operations	$23,845	$16,480	$11,705	$15,015	$67,045
Net income	$16,565	$11,166	$8,282	$11,691	$47,704
Basic earnings per share	$1.18	$0.79	$0.59	$0.85	$3.40
Diluted earnings per share	$1.16	$0.78	$0.58	$0.84	$3.36

	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (2) (12 weeks)	2014 (52 weeks)
Total revenues	$340,484	$256,133	$267,376	$282,109	$1,146,102
Income from operations	$17,042	$13,466	$9,226	$4,950	$44,684
Net income	$11,944	$9,470	$7,208	$3,939	$32,561
Basic earnings per share	$0.83	$0.66	$0.51	$0.28	$2.29
Diluted earnings per share	$0.82	$0.65	$0.50	$0.28	$2.25
___________________________________

(1)
During the fourth quarter of 2015, it was determined that two Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $0.6 million for these restaurants.

(2)
During the fourth quarter of 2014, it was determined that three Company-owned restaurants and certain software in development related to the supply chain and human resource management modules of Company’s ERP system were impaired. The Company recognized a pre-tax non-cash impairment charge of $8.8 million for these restaurants and software.

20. Subsequent Events
On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program, which had approximately $10.0 million remaining under the existing board authorization for future stock repurchases. The board has approved the repurchase of up to a total of $100 million of the Company’s common stock. The share repurchase authorization was effective as of February 11, 2016, and will terminate upon completing repurchases of $100 million of common stock unless otherwise terminated by the board.

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
As discussed in Note 3, Acquisitions of Red Robin Franchised Restaurants, to our consolidated financial statements, during fiscal year 2014 we acquired 18 franchised restaurants in Canada. As a result of the timing of the acquisition, we excluded the 18 acquired Canadian restaurants from the annual assessment of our internal control over financial reporting for the year ending December 28, 2014. We have integrated the 18 acquired Canadian restaurants into our existing internal control environment as of December 27, 2015 and included internal controls for the Canadian restaurants in our 2015 assessment.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2015. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 27, 2015, the Company’s internal control over financial reporting is effective.
KPMG, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.:

We have audited Red Robin Gourmet Burgers, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 27, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 19, 2016

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
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’meeting and is hereby incorporated by reference in this report.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is hereby incorporated by reference in this report.

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

(3)	Index to Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.

(3.2)	Fourth Amended and Restated Bylaws dated May 24, 2012. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 10, 2012.

(3.3)	Amendment No. 1 dated February 13, 2013 to Fourth Amended and Restated Bylaws dated May 24, 2012. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 19, 2013.

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002 (Registration No. 333-87044).

(10.1)*	Red Robin Gourmet Burgers, Inc. 2004 Performance Incentive Plan. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on April 6, 2005.

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

10.11*	Form of Red Robin Gourmet Burgers, Inc. Cash Incentive Plan Performance Based Cash Award Agreement.

(10.31)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K file on May 23, 2014.

(10.32)*
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

(10.15)*	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 12, 2004.

10.16*	Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan As Amended and Restated on December 15, 2015.

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

Exhibit Number	Description
(10.27)*
Consulting Agreement by and between Red Robin Gourmet Burgers, Inc., and Todd A. Brighton dated August 8, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2014.

(10.28)	Credit Agreement, dated July 2, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 10, 2014.

(10.29)	First Amendment to Credit Agreement, dated as of December 21, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2015.

(10.30)	Security Agreement, dated July 2, 2014. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 10, 2014.

(10.34)*	Red Robin Gourmet Burgers, Inc. Cash Incentive Plan, effective as of May 28, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2015.

(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2010.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description
101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 27, 2015 and December 28, 2014; (ii) Consolidated Statements of Income for the years ended December 28, 2014, December 29, 2013, and December 29, 2013; (iii)  Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2015, December 28, 2014, and December 29, 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 27, 2015, December 28, 2014, and December 29, 2013; and (v) the Notes to Consolidated Financial Statements.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 19, 2016	By:	/s/ STEPHEN E. CARLEY
(Date)		Stephen E. Carley (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. CARLEY	Chief Executive Officer (Principal Executive Officer and Director)	February 19, 2016
Stephen E. Carley

/s/ STUART B. BROWN	Chief Financial Officer (Principal Financial Officer)	February 19, 2016
Stuart B. Brown

/s/ TERRY D. HARRYMAN	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016
Terry D. Harryman

/s/ PATTYE L. MOORE	Chairperson of the Board	February 19, 2016
Pattye L. Moore

/s/ ROBERT B. AIKEN	Director	February 19, 2016
Robert B. Aiken

/s/ CAMMIE W. DUNAWAY	Director	February 19, 2016
Cammie W. Dunaway

/s/ LLOYD L. HILL	Director	February 19, 2016
Lloyd L. Hill

/s/ RICHARD J. HOWELL	Director	February 19, 2016
Richard J. Howell

/s/ GLENN B. KAUFMAN	Director	February 19, 2016
Glenn B. Kaufman

/s/ STUART I. ORAN	Director	February 19, 2016
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