Form 10-Q
period 2016-04-17
RED ROBIN GOURMET BURGERS INC
filed 2016-05-18
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2016
Common Stock, $0.001 par value per share	13,647,035

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	April 17, 2016	December 27, 2015
Assets:
Current assets:
Cash and cash equivalents	$25,167	$22,705
Accounts receivable, net	15,110	27,760
Inventories	28,679	28,223
Prepaid expenses and other current assets	14,636	18,052
Total current assets	83,592	96,740
Property and equipment, net	657,536	603,686
Goodwill	97,282	81,957
Intangible assets, net	44,799	39,573
Other assets, net	24,660	18,023
Total assets	$907,869	$839,979
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$21,279	$23,392
Construction related payables	36,460	28,692
Accrued payroll and payroll-related liabilities	37,987	47,587
Unearned revenue	34,636	48,392
Accrued liabilities and other	38,515	29,610
Total current liabilities	168,877	177,673
Deferred rent	68,399	66,470
Long-term debt	254,375	202,875
Long-term portion of capital lease obligations	7,257	7,441
Other non-current liabilities	16,628	11,209
Total liabilities	515,536	465,668
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 13,652 and 13,628 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,199 and 4,223 shares, at cost	(166,371)	(167,339)
Paid-in capital	207,344	205,995
Accumulated other comprehensive loss, net of tax	(3,899)	(5,379)
Retained earnings	355,241	341,016
Total stockholders’ equity	392,333	374,311
Total liabilities and stockholders’ equity	$907,869	$839,979
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	April 17, 2016	April 19, 2015
Revenues:
Restaurant revenue	$396,770	$388,509
Franchise royalties, fees, and other revenues	5,356	6,392
Total revenues	402,126	394,901
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	92,325	97,950
Labor	132,984	124,356
Other operating	49,708	46,584
Occupancy	32,498	30,147
Depreciation and amortization	23,951	23,003
Selling, general, and administrative expenses	47,288	48,061
Pre-opening and acquisition costs	2,372	955
Asset impairment	825	—
Total costs and expenses	381,951	371,056

Income from operations	20,175	23,845
Other expense:
Interest expense, net and other	1,638	1,060
Income before income taxes	18,537	22,785
Provision for income taxes	4,312	6,220
Net income	$14,225	$16,565
Earnings per share:
Basic	$1.04	$1.18
Diluted	$1.03	$1.16
Weighted average shares outstanding:
Basic	13,635	14,077
Diluted	13,783	14,275
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 17, 2016	April 19, 2015
Net income	$14,225	$16,565
Changes in derivative instrument:
Net change in fair value of interest rate swap	—	(3)
Net loss reclassified into interest expense	—	23
Tax expense	—	(8)
Net change in derivative instrument	$—	$12
Foreign currency translation adjustment	$1,480	(1,117)
Other comprehensive income (loss), net of tax	$1,480	$(1,105)
Total comprehensive income	$15,705	$15,460
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 17, 2016	April 19, 2015
Cash flows from operating activities:
Net income	$14,225	$16,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,951	23,003
Asset impairment	825	—
Stock-based compensation expense	2,090	1,446
Other, net	(1,201)	(2,238)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable and other current assets	14,286	11,522
Trade accounts payable and accrued liabilities	174	(9,045)
Unearned revenue	(12,702)	(10,211)
Other operating assets and liabilities, net	852	4,949
Net cash provided by operating activities	42,500	35,991
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(52,149)	(31,580)
Deposit on equipment purchase	—	(5,479)
Acquisition of franchise restaurants, net of cash acquired	(39,984)	—
Other investing activities	—	(207)
Net cash used in investing activities	(92,133)	(37,266)
Cash flows from financing activities:
Borrowings of long-term debt	137,000	95,500
Payments of long-term debt and capital leases	(85,671)	(99,199)
Tax benefit from exercise of stock options	94	1,193
Proceeds from exercise of stock options and employee stock purchase plan	592	2,947
Net cash provided by financing activities	52,015	441
Effect of exchange rate changes on cash	80	(127)
Net change in cash and cash equivalents	2,462	(961)
Cash and cash equivalents, beginning of period	22,705	22,408
Cash and cash equivalents, end of period	$25,167	$21,447

Supplemental disclosure of cash flow information
Income taxes paid	$1,046	$1,076
Interest paid, net of amounts capitalized	$1,484	$1,486
Change in construction related payables	$7,768	$1,162
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises casual-dining and fast-casual restaurants in North America. As of April 17, 2016, the Company owned and operated 454 restaurants located in 38 states, the District of Columbia, and two Canadian provinces. The Company also had 86 franchised casual-dining restaurants in 15 states as of April 17, 2016. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 27, 2015 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015, filed with the SEC on February 19, 2016.
The Company’s quarter that ended April 17, 2016 is referred to as first quarter 2016, or the sixteen weeks ended April 17, 2016; the quarter ended April 19, 2015 is referred to as first quarter 2015, or the sixteen weeks ended April 19, 2015.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on stock-based compensation, which changes the accounting for, and classification of, excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively, or using a cumulative effect transition method, depending on the area covered in this update. The Company is currently evaluating its expected timing and method of adoption along with the effect this guidance will have on the Company’s consolidated financial statements and related disclosures.
In February 2016, the FASB issued new guidance on accounting for leases. This guidance requires the recognition of a liability for lease obligation and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB issued an Accounting Standards Update (“ASU”) that amends the principal versus agent guidance in the new revenue recognition standard. The ASU clarifies that the analysis must focus on whether the entity has control of the good or services before they are transferred to the customer. In addition, in April 2016, the FASB issued an ASU to clarify the guidance on accounting for licenses or intellectual property and identifying performance obligations in the new revenue recognition standard. The ASU clarifies how an entity should evaluate the nature of its promise in grants of a license of intellectual property and when a promised good or service is distinct within the context of a contract. We do not believe the new revenue recognition standard will impact our recognition of food and beverage sales from Company-owned restaurants and our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other transactions, including the initial franchise fees we recognized when the franchise restaurants opened and franchise contributions to our two national media advertising funds, as well as the expected timing and method of adoption.
2. Goodwill and Intangible Assets
The following table presents goodwill as of April 17, 2016 and December 27, 2015 (in thousands):

Balance, December 27, 2015	$81,957
Acquisition	14,285
Translation adjustment	$1,040
Balance, April 17, 2016	$97,282
The Company had no goodwill impairment losses in the period presented in the table above or any prior periods. During the first quarter of 2016, the Company acquired 13 restaurants from a franchisee. Refer to Note 5, Acquisition of Red Robin Franchised Restaurants, for details of the acquisition.
The following table presents intangible assets as of April 17, 2016 and December 27, 2015 (in thousands):

	April 17, 2016			December 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$56,521	$(25,039)	$31,482	$50,878	$(23,904)	$26,974
Favorable leases	13,931	(6,885)	7,046	12,991	(6,643)	6,348
Liquor licenses	10,193	(9,787)	406	10,168	(9,751)	417
	$80,645	$(41,711)	$38,934	$74,037	$(40,298)	$33,739
Indefinite-lived intangible assets:
Liquor licenses and other	$5,865	$—	$5,865	$5,834	$—	$5,834
Intangible assets, net	$86,510	$(41,711)	$44,799	$79,871	$(40,298)	$39,573
There were no impairments to intangible assets during the sixteen weeks ended April 17, 2016 and April 19, 2015. The aggregate amortization expense related to intangible assets subject to amortization was $1.5 million and $1.3 million for the sixteen weeks ended April 17, 2016 and April 19, 2015.
The estimated aggregate future amortization expense as of April 17, 2016 is as follows, (in thousands):

Remainder of 2016	$3,276
2017	4,768
2018	4,554
2019	4,473
2020	3,945
Thereafter	17,918
$38,934

3. Stock Incentive Plans
Under the Company’s Second Amended and Restated 2007 Performance Incentive Plan (the “2007 Stock Plan”), various stock options and stock awards may be granted to employees of the Company and any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries.
Stock options are granted with an exercise price equal to the fair market value of shares of the Company’s common stock at the grant date. We account for stock-based compensation in accordance with fair value recognition provisions, calculated using the Black-Scholes option pricing model (the “pricing model”). The weighted-average fair value of non-qualified stock options and the related assumptions used in the pricing model for periods in which options were granted were as follows:

	Sixteen Weeks Ended
	April 17, 2016	April 19, 2015
Risk-free interest rate	1.2%	1.4%
Expected years until exercise	4.7	4.8
Expected stock volatility	39.3%	40.6%
Dividend yield	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$21.93	$29.69
The following table presents a summary of the Company’s stock-based compensation activity for the sixteen weeks ended April 17, 2016 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 27, 2015	395	75
Granted	125	33
Forfeited/expired	(4)	(1)
Exercised/vested	(7)	(17)
Outstanding, April 17, 2016	509	90
We recognized stock-based compensation expense of $2.1 million and $1.4 million for the sixteen weeks ended April 17, 2016 and April 19, 2015.

4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the sixteen weeks ended April 17, 2016 and April 19, 2015, weighted average stock options outstanding of 193 thousand shares and 38 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 17, 2016	April 19, 2015
Net income	$14,225	$16,565

Basic weighted average shares outstanding	13,635	14,077
Dilutive effect of stock options and awards	148	198
Diluted weighted average shares outstanding	13,783	14,275

Earnings per share:
Basic	$1.04	$1.18
Diluted	$1.03	$1.16
5. Acquisition of Red Robin Franchised Restaurants
The Company acquires franchised restaurants from time to time. On March 21, 2016, the Company acquired 13 restaurants, including real estate at four of the locations, from one of its U.S. franchisees for a purchase price of $40.0 million in cash. The pro forma impact of this acquisition and the operating results of the acquired restaurants are not presented as the impact was not material to reported results.
The acquisition was accounted for using the purchase method as defined in ASC 805, Business Combinations. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. The goodwill generated by the acquisition is not amortizable for book purposes but is amortizable and deductible for tax purposes. The Company preliminarily allocated the purchase price to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair Value at Acquisition Date
Property and equipment	18,831
Intangible assets	6,540
Deferred tax assets	2,935
Deferred tax liabilities	(2,791)
Goodwill	14,285
Other assets and liabilities, net	220
Total purchase price	40,020
Of the $18.8 million in property and equipment, $7.5 million is related to land. Of the $6.5 million of intangible assets, $5.6 million is related to reacquired franchise rights, which will be amortized on a straight-line basis over a weighted average of 15.0 years, and $0.9 million is related to acquired favorable leases. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.
Following this preliminary valuation, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, and deferred taxes.

6. Restaurant Impairments and Closures
During the sixteen weeks ended April 17, 2016, the Company closed one restaurant and classified the property as held for sale. The Company also relocated one restaurant and recognized $0.8 million asset impairment charge due to the relocation. The Company closed one restaurant at the end of its lease term during the sixteen weeks ended April 19, 2015. No impairments were recorded during the sixteen weeks ended April 19, 2015.
7. Borrowings
The Company maintains a credit facility (the “Credit Facility”) with a group of lenders which provides for a $325 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. The Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. On March 11, 2016, the Company entered into an amendment to the Credit Facility to permit sale leaseback transactions under the terms of the Credit Facility up to an aggregate amount of $30 million.
The Credit Facility matures on July 2, 2019. As of April 17, 2016, the Company had outstanding borrowings under the Credit Facility of $253.5 million, in addition to amounts issued under letters of credit of $8.3 million, which reduced the amount available under the credit facility but were not recorded as debt.
8. Derivative Financial Instruments
The Company had no active derivative financial instrument at April 17, 2016 and December 27, 2015. The Company had one interest rate swap at April 19, 2015. The loss on the interest rate swap designated as a cash flow hedge recognized in other comprehensive loss and reclassifications from Accumulated other comprehensive loss to earnings for the sixteen weeks ended April 19, 2015 were immaterial.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of April 17, 2016 and December 27, 2015 (in thousands):

	April 17, 2016	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,555	$8,555	$—	$—
Total assets measured at fair value	$8,555	$8,555	$—	$—

	December 27, 2015	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,863	$6,863	$—	$—
Total assets measured at fair value	$6,863	$6,863	$—	$—
Other than disclosed in Note 5, Acquisition of Red Robin Franchised Restaurants, as of April 17, 2016 and December 27, 2015, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.

Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be level 2 instruments. The following table presents the carrying value and estimated fair value of the Company’s credit facility and capital lease obligations as of April 17, 2016 and December 27, 2015 (in thousands):

	April 17, 2016		December 27, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$253,500	$253,275	$202,000	$201,829
Capital lease obligations	7,800	8,865	7,972	9,177
Total	$261,300	$262,140	$209,972	$211,006
10. Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment-related claims and claims alleging illness, injury, or other food quality, health, or operational issues. Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. We review the adequacy of accruals and disclosures pertaining to litigation matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements. While it is not possible to predict the outcome of these claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements.
The Company had $4.0 million and $0.1 million of liability recorded for various legal matters as of April 17, 2016 and December 27, 2015. In the first quarter of 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2016 and 2015 refer to the sixteen week periods ending April 17, 2016 and April 19, 2015, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants with 540 locations in North America. As of April 17, 2016, the Company operated 454 Company-owned restaurants located in 38 states, the District of Columbia, and two Canadian provinces, comprised of 443 Red Robin® restaurants and 11 Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and service. The Company also had 86 franchised casual-dining restaurants in 15 states as of April 17, 2016. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the sixteen weeks ended April 17, 2016, and our outlook for the remainder of fiscal year 2016:

•	Financial performance.

◦
Restaurant revenues increased $8.3 million or 2.1% to $396.8 million for the sixteen weeks ended April 17, 2016, as compared to the sixteen weeks ended April 19, 2015, primarily due to a $19.6 million increase in revenue from newly opened and acquired restaurants, offset by a $9.8 million or 2.6% decrease in comparable restaurant revenue, a $1.2 million unfavorable foreign exchange impact related to our Canadian restaurants, and $0.4 million from closed restaurants. We expect total revenues to grow around 8.0% in 2016, comprised of flat to slightly negative comparable revenue growth, and the remainder due to increased operating weeks associated with locations opened in 2015 and 2016 and acquired restaurants.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 50 basis points to 77.5% for the sixteen weeks ended April 17, 2016, as compared to 77.0% for the sixteen weeks ended April 19, 2015. The increases were primarily due to increases in labor costs including benefits, other restaurant operating costs, and occupancy, as a percentage of restaurant revenues, and were partially offset by a reduction in food and beverage costs.

◦
Net income decreased 14.1% to $14.2 million for the sixteen weeks ended April 17, 2016 from $16.6 million for the sixteen weeks ended April 19, 2015. Diluted earnings per share decreased 11.2% to $1.03 for the sixteen weeks ended April 17, 2016, as compared to $1.16 for the sixteen weeks ended April 19, 2015. Excluding the impact of $0.20 per diluted share related to litigation contingencies, and a charge of $0.04 per diluted share for asset impairment charges related to the relocation of one restaurant, net income per diluted share for the sixteen weeks ended April 17, 2016 was $1.27. Excluding the impact of $0.06 per diluted share related to the change in accounting estimate for gift card breakage, net income per diluted share for the sixteen weeks ended April 19, 2015 was $1.10.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. and Canadian Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled guests early about new menu items to generate awareness and trial of these offerings. Our media buying approach is designed to achieve maximum on-air continuity. In addition, we use digital, social, and earned media to target and more effectively reach specific segments of our guest base. We plan to continue promoting new items and value menus during the remainder of 2016.

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, food presentation, atmosphere, and other guest experiences. Key elements of the restaurant remodel associated with our brand transformation include greater separation of the bar and family dining area and refreshed exteriors including signage. We completed 32 restaurant remodels during the sixteen weeks ended April 17, 2016 towards our goal of completing 70 remodels in 2016. We expect to substantially complete our brand transformation initiative for Company-owned restaurants by the end of 2016.

•
Restaurant Development. During the sixteen weeks ended April 17, 2016, we opened two Red Robin restaurants and acquired 13 franchised restaurants. We plan to open at least 20 Red Robin restaurants during the remainder of 2016, including one Red Robin restaurant in Canada. We also opened one and relocated one Red Robin Burger Works during the sixteen weeks ended April 17, 2016, both located in Chicago, IL, bringing us to eleven total Burger Works. For the remainder of 2016, we plan to open at least one additional Red Robin Burger Works.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Sixteen Weeks Ended
	April 17, 2016	April 19, 2015
Company-owned:
Beginning of period	439	415
Opened during the period	3	4
Acquired from franchisees	13	—
Closed during the period	(1)	(1)
End of period	454	418
Franchised:
Beginning of period	99	99
Opened during the period	—	—
Sold or closed during the period	(13)	—
End of period	86	99
Total number of restaurants	540	517

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues.
This information has been prepared on a basis consistent with our audited 2015 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 17, 2016	April 19, 2015
Revenues:
Restaurant revenue	98.7%	98.4%
Franchise royalties, fees, and other revenues	1.3	1.6
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.3	25.2
Labor	33.5	32.0
Other operating	12.5	12.0
Occupancy	8.2	7.8
Total restaurant operating costs	77.5	77.0
Depreciation and amortization	6.0	5.8
Selling, general, and administrative	11.7	12.2
Pre-opening and acquisition costs	0.6	0.2
Asset impairment	0.2	—
Income from operations	5.0	6.0

Interest expense, net and other	0.4	0.3
Income before income taxes	4.6	5.7
Provision for income taxes	1.1	1.5
Net income	3.5%	4.2%
___________________________________
Certain percentage amounts in the table above do not total due to restaurant operating costs being expressed as a percentage of restaurant revenues and not total revenues.

Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 17, 2016	April 19, 2015	Percent Change
Restaurant revenue	$396,770	$388,509	2.1%
Franchise royalties, fees, and other revenue	5,356	6,392	(16.2)%
Total revenues	$402,126	$394,901	1.8%
Average weekly sales volumes in Company-owned restaurants(1)(2)	$56,950	$59,032	(3.5)%
Total operating weeks	7,088	6,660	6.4%
Restaurant revenue per square foot	$143	$148	(3.4)%
___________________________________

(1)	Excludes Red Robin Burger Works.

(2)	Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit in for sixteen weeks ended April 19, 2015 for Company-owned restaurants was $59,211.
Restaurant revenue for the sixteen weeks ended April 17, 2016, which is comprised primarily of food and beverage sales, increased $8.3 million or 2.1% as compared to the first quarter of 2015. The increase was primarily due to an $19.6 million increase in revenue from newly opened and acquired restaurants, partially offset by an $9.8 million or 2.6% decrease in comparable restaurant revenue, a $1.2 million unfavorable foreign exchange impact related to our Canadian restaurants, and $0.4 million from closed restaurants. The comparable restaurant revenue decrease was driven by a 4.1% decrease in guest counts and offset by a 1.5% increase in average guest check.
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
Franchise royalties, fees, and other revenue decreased $1.0 million or 16.2% for the sixteen weeks ended April 17, 2016, due to a $0.9 million decrease in gift card breakage revenue and a $0.1 million decrease in franchise revenue. Gift card breakage revenue for the sixteen weeks ended April 19, 2015 included $1.4 million of additional revenue as the result of changing the accounting estimate for gift card breakage. Franchise revenue decreased for the sixteen weeks ended April 17, 2016 primarily related to the loss of royalties from 14 franchised restaurants that we acquired in 2015 and 2016. Our franchisees reported flat comparable restaurant revenue for the sixteen weeks ended April 17, 2016 compared to the sixteen weeks ended April 19, 2015.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2016	April 19, 2015	Percent Change
Cost of sales	$92,325	$97,950	(5.7)%
As a percent of restaurant revenue	23.3%	25.2%	(1.9)%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 190 basis points for the sixteen weeks ended April 17, 2016, as compared to the same period in 2015. The decrease was mainly due to food cost deflation, primarily related to ground beef, along with favorable menu mix and pricing.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2016	April 19, 2015	Percent Change
Labor	$132,984	$124,356	6.9%
As a percent of restaurant revenue	33.5%	32.0%	1.5%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 17, 2016, labor as a percentage of restaurant revenue increased 150 basis points compared to the same period in 2015. This increase was primarily driven by sales deleverage, higher average hourly rates and manager salaries, and an increase in health insurance and workers’ compensation costs, partially offset by a decrease in management bonus.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2016	April 19, 2015	Percent Change
Other operating	$49,708	$46,584	6.7%
As a percent of restaurant revenue	12.5%	12.0%	0.5%
Other operating costs include costs such as restaurant supplies, utilities, and other costs such as service repairs and maintenance costs. For the sixteen weeks ended April 17, 2016, other operating costs as a percentage of restaurant revenue increased 50 basis points as compared to the same period in 2015, as higher credit card fees and costs of restaurant technology were partially offset by lower supplies and utility costs.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2016	April 19, 2015	Percent Change
Occupancy	$32,498	$30,147	7.8%
As a percent of restaurant revenue	8.2%	7.8%	0.4%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the sixteen weeks ended April 17, 2016, occupancy costs as a percentage of restaurant revenue increased 40 basis points over the prior year, primarily due to sales deleverage along with an increase in general liability insurance. Our fixed rents for the sixteen weeks ended April 17, 2016 and April 19, 2015 were $21.5 million and $19.7 million, an increase of $1.8 million due to the addition of 36 locations from the first quarter of 2015.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2016	April 19, 2015	Percent Change
Depreciation and amortization	$23,951	$23,003	4.1%
As a percent of total revenues	6.0%	5.8%	0.2%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen weeks ended April 17, 2016, depreciation and amortization expense increased $0.9 million or 4.1% over the prior year, primarily related to restaurants remodeled under our brand transformation initiative and new restaurants opened and acquired since the first quarter 2015.

Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2016	April 19, 2015	Percent Change
Selling, general, and administrative	$47,288	$48,061	(1.6)%
As a percent of total revenues	11.7%	12.2%	(0.5)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits; marketing and advertising costs; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses.
Selling, general, and administrative costs in the sixteen weeks ended April 17, 2016 decreased $0.8 million or 1.6% as compared to the same period in 2015. The decrease was primarily due to a decrease in incentive compensation and marketing and advertising costs, partially offset by higher litigation contingencies recorded in the first quarter 2016. Excluding the $3.9 million of litigation contingencies for employment-related claims, selling, general, and administrative costs were $43.4 million, a decrease of 9.7% from the prior year.
Pre-opening and Acquisition Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2016	April 19, 2015	Percent Change
Pre-opening and acquisition costs	$2,372	$955	148.4%
As a percent of total revenues	0.6%	0.2%	0.4%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring and training the initial work force for our new restaurants, occupancy costs incurred prior to opening, travel expenses for our training teams, the cost of food and beverages used in training, marketing, and supply costs, and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Pre-opening and acquisition costs increased $1.4 million for the sixteen weeks ended April 17, 2016, primarily due to timing of restaurant openings and $0.7 million in acquisition costs incurred during the first quarter 2016. No acquisition costs were incurred during the sixteen weeks ended April 19, 2015.
Interest Expense, Net and Other
Interest expense, net and other was $1.6 million for the sixteen weeks ended April 17, 2016, an increase of $0.6 million or 54.5% from the same period in 2015. The increase was primarily related to a higher average debt balance. Our weighted average interest rate was 2.4% for the sixteen weeks ended April 17, 2016 and April 19, 2015.
Provision for Income Taxes
The effective income tax rate for the sixteen weeks ended April 17, 2016 was 23.3%, compared to 27.3% for the sixteen weeks ended April 19, 2015. We anticipate that our full year fiscal 2016 effective tax rate will be approximately 23%.

Liquidity and Capital Resources
Cash and cash equivalents increased $2.5 million to $25.2 million at April 17, 2016, from $22.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative; paying down debt; opportunistically repurchasing our common stock; purchasing franchised restaurants; and executing our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 17, 2016	April 19, 2015
Net cash provided by operating activities	$42,500	$35,991
Net cash used in investing activities	(92,133)	(37,266)
Net cash provided by financing activities	52,015	441
Effect of exchange rate changes on cash	80	(127)
Net change in cash and cash equivalents	$2,462	$(961)
Operating Cash Flows
Net cash flows provided by operating activities increased $6.5 million to $42.5 million for the sixteen weeks ended April 17, 2016. Cash generated from restaurant operations stayed comparable to the same period in 2015. The increase was primarily driven by a $3.8 million decrease in marketing spend, a $1.5 million increase in tenant incentive payments received, offset by a $1.0 million increase in compensation payments related to prior year's bonus payout. The remainder of the increase was mainly related to a decrease in payments to vendors.
Investing Cash Flows
Net cash flows used in investing activities increased $54.9 million to $92.1 million for the sixteen weeks ended April 17, 2016, as compared to $37.3 million for the same period in 2015. The increase is primarily due to the acquisition of franchised restaurants and increased investment in new restaurant openings and restaurant remodels.
The following table lists the components of our capital expenditures, net of currency translation effect, for the sixteen weeks ended April 17, 2016 (in thousands):

Sixteen Weeks Ended April 17, 2016
New restaurants	$23,074
Restaurant remodels	21,608
Investment in technology infrastructure and other	5,243
Restaurant maintenance capital	2,224
Purchase of franchised restaurants	39,984
Total capital expenditures	$92,133
We expect total capital investments of around $190 million for 2016, which includes the 13 restaurants acquired in the first quarter of 2016.
Financing Cash Flows
Cash provided by financing activities increased $51.6 million to $52.0 million for the sixteen weeks ended April 17, 2016, as compared to the same period in 2015. The increase primarily resulted from a $55.0 million increase in net borrowings from long-term debt, partially offset by an increase in net cash proceeds received from exercise of employee stock options and purchase plan.

Credit Facility
The Company maintains a credit facility (the “Credit Facility”) with a group of lenders which provides for a $325 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $25 million in the aggregate, subject to the lenders’ participation. The Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%). On March 11, 2016, the Company entered into an amendment to the Credit Facility to permit sale leaseback transactions under the terms of the Credit Facility up to an aggregate amount of $30 million. The Credit Facility matures on July 2, 2019.
Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our Credit Facility. Loan origination costs associated with the Credit Facility are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet. As of April 17, 2016, the Company had outstanding borrowings under the Credit Facility of $253.5 million, in addition to amounts issued under letters of credit of $8.3 million, which reduce the amount available under the credit facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of April 17, 2016, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding increased $51.3 million to $262.2 million at April 17, 2016, from $210.8 million at December 27, 2015, primarily due to increased borrowings on the Credit Facility.
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently-maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our revolving credit facility to satisfy short-term liquidity requirements. We believe that our future cash flows generated from restaurant operations combined with our remaining borrowing capacity under the Credit Facility will be sufficient to satisfy any working capital deficits and our planned capital expenditures.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the sixteen weeks ended April 17, 2016, due primarily to higher wages. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated that inflation will continue to have a negative impact for the remainder of 2016.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
Recently Issued Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our financial performance, including revenues; our marketing strategy and promotions; our brand transformation initiative and anticipated number and timing of restaurant remodels; anticipated number and timing of new restaurant openings and operating weeks, restaurant relocations and restaurant development efforts, including Red Robin Burger Works; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our Credit Facility and about the sufficiency of future cash flows to satisfy working capital deficit; anticipated funding for new restaurant openings; anticipated effective tax rate for 2016; commodity and utility costs, and the anticipated effects of inflation; the effect of the adoption of new accounting standards on our financial and accounting systems; estimated aggregate future amortization expenses; and the possibility of new interest rate swap or other similar mechanisms.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; the ability to fulfill planned expansion and restaurant remodeling; the effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company’s ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; the effectiveness of our new technology systems; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 27, 2015, filed with the SEC on February 19, 2016.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015. We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 17, 2016, we had $253.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.5 million on an annualized basis.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2016, the Company implemented a new human resources and payroll system, which resulted in changes to certain of the Company’s processes and procedures for internal control over financial reporting. The Company is currently evaluating how these changes impact the effectiveness of internal controls over financial reporting.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    Legal Proceedings
For a description of our legal proceedings, see Note 10, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this report.

ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 filed with the SEC on February 19, 2016. There have been no material changes to our Risk Factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 17, 2016, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to a total of $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing repurchases of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The Company did not repurchase any of its common stock during first quarter 2016. Therefore, the current repurchase program had remaining authorized purchase limit of $100 million as of April 17, 2016.

ITEM 6.    Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

10.1	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Jonathan Muhtar, as amended, dated March 31, 2016.

10.2	Second Amendment to Credit Agreement, dated as of March 11, 2016.

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 17, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 17, 2016 and December 27, 2015; (ii) Condensed Consolidated Statements of Operations for the sixteen weeks ended April 17, 2016 and April 19, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the sixteen weeks ended April 17, 2016 and April 17, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 17, 2016 and April 19, 2015; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 18, 2016	By:	/s/ Stuart B. Brown
(Date)		Stuart B. Brown (Chief Financial Officer)