Form 10-Q
period 2016-07-10
RED ROBIN GOURMET BURGERS INC
filed 2016-08-10
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2016
Common Stock, $0.001 par value per share	13,287,567

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	July 10, 2016	December 27, 2015
Assets:
Current assets:
Cash and cash equivalents	$25,942	$22,705
Accounts receivable, net	15,630	27,760
Inventories	28,674	28,223
Prepaid expenses and other current assets	17,684	18,052
Total current assets	87,930	96,740
Property and equipment, net	673,063	603,686
Goodwill	97,118	81,957
Intangible assets, net	43,897	39,573
Other assets, net	24,516	18,023
Total assets	$926,524	$839,979
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$19,408	$23,392
Construction related payables	26,211	28,692
Accrued payroll and payroll-related liabilities	37,363	47,587
Unearned revenue	33,480	48,392
Accrued liabilities and other	37,870	29,610
Total current liabilities	154,332	177,673
Deferred rent	69,973	66,470
Long-term debt	293,375	202,875
Long-term portion of capital lease obligations	11,092	7,441
Other non-current liabilities	16,845	11,209
Total liabilities	545,617	465,668
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 13,292 and 13,628 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,559 and 4,223 shares, at cost	(185,228)	(167,339)
Paid-in capital	207,565	205,995
Accumulated other comprehensive loss, net of tax	(4,241)	(5,379)
Retained earnings	362,793	341,016
Total stockholders’ equity	380,907	374,311
Total liabilities and stockholders’ equity	$926,524	$839,979
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2016	July 12, 2015	July 10, 2016	July 12, 2015
Revenues:
Restaurant revenue	$302,117	$288,704	$698,887	$677,213
Franchise royalties, fees, and other revenues	3,432	4,275	8,788	10,667
Total revenues	305,549	292,979	707,675	687,880
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	70,831	71,665	163,156	169,615
Labor	102,847	93,513	235,831	217,869
Other operating	40,275	35,356	89,983	81,940
Occupancy	24,905	23,210	57,403	53,357
Depreciation and amortization	19,159	17,260	43,110	40,263
Selling, general, and administrative expenses	31,019	34,126	78,307	82,187
Pre-opening and acquisition costs	2,238	1,369	4,610	2,324
Asset impairment	3,860	—	4,685	—
Total costs and expenses	295,134	276,499	677,085	647,555

Income from operations	10,415	16,480	30,590	40,325
Other expense:
Interest expense, net and other	1,486	904	3,124	1,964
Income before income taxes	8,929	15,576	27,466	38,361
Provision for income taxes	1,377	4,410	5,689	10,630
Net income	$7,552	$11,166	$21,777	$27,731
Earnings per share:
Basic	$0.56	$0.79	$1.60	$1.96
Diluted	$0.55	$0.78	$1.59	$1.94
Weighted average shares outstanding:
Basic	13,511	14,142	13,582	14,134
Diluted	13,644	14,311	13,724	14,322
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2016	July 12, 2015	July 10, 2016	July 12, 2015
Net income	$7,552	$11,166	$21,777	$27,731
Changes in derivative instrument:
Net change in fair value of interest rate swap	—	—	—	(3)
Net loss reclassified into interest expense	—	13	—	36
Tax expense	—	(5)	—	(13)
Net change in derivative instrument	$—	$8	$—	$20
Foreign currency translation adjustment	$(342)	(694)	$1,138	(1,811)
Other comprehensive income (loss), net of tax	$(342)	$(686)	$1,138	$(1,791)
Total comprehensive income	$7,210	$10,480	$22,915	$25,940
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	July 10, 2016	July 12, 2015
Cash flows from operating activities:
Net income	$21,777	$27,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,110	40,263
Asset impairment	4,685	—
Stock-based compensation expense	3,079	2,849
Other, net	(1,619)	(3,949)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable and other current assets	11,923	9,285
Trade accounts payable and accrued liabilities	(3,240)	(344)
Unearned revenue	(13,206)	(10,051)
Other operating assets and liabilities, net	546	1,564
Net cash provided by operating activities	67,055	67,348
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(96,175)	(64,507)
Deposit on equipment purchase	—	(5,479)
Acquisition of franchise restaurants, net of cash acquired	(39,977)	—
Proceeds from sales of real estate and property, plant, and equipment	1,944	—
Other investing activities	—	3
Net cash used in investing activities	(134,208)	(69,983)
Cash flows from financing activities:
Borrowings of long-term debt	211,500	248,500
Payments of long-term debt and capital leases	(121,299)	(251,327)
Purchase of treasury stock	(20,000)	—
Debt issuance costs	(1,058)	—
Tax benefit from exercise of stock options	61	1,840
Proceeds from exercise of stock options and employee stock purchase plan	1,005	3,987
Net cash provided by financing activities	70,209	3,000
Effect of exchange rate changes on cash	181	(158)
Net change in cash and cash equivalents	3,237	207
Cash and cash equivalents, beginning of period	22,705	22,408
Cash and cash equivalents, end of period	$25,942	$22,615

Supplemental disclosure of cash flow information
Income taxes paid	$2,231	$4,094
Interest paid, net of amounts capitalized	$3,057	$2,342
Change in construction related payables	$(2,481)	$9,009
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises casual-dining and fast-casual restaurants in North America. As of July 10, 2016, the Company owned and operated 460 restaurants located in 39 states, the District of Columbia, and two Canadian provinces. The Company also had 86 franchised casual-dining restaurants in 15 states as of July 10, 2016. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended July 10, 2016 is referred to as second quarter 2016, or the twelve weeks ended July 10, 2016; the first quarter ended April 17, 2016 is referred to as first quarter 2016, or the sixteen weeks ended April 17, 2016; and together the first and second quarters of 2016 are referred to as the twenty-eight weeks ended July 10, 2016. The quarter ended July 12, 2015 is referred to as second quarter 2015, or the twelve weeks ended July 12, 2015; the first quarter ended April 19, 2015 is referred to as first quarter 2015, or the sixteen weeks ended April 19, 2015; and together the first and second quarters of 2015 are referred to as the twenty-eight weeks ended July 12, 2015.
Recently Issued Accounting Standards
In March 2016, the FASB issued guidance on stock-based compensation, which changes the accounting for, and classification of, excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively, or using a cumulative effect transition method, depending on the area covered in this update. The Company expects to adopt this guidance when required, beginning with its fiscal first quarter 2017, and is currently evaluating its expected method of adoption along with the effect this guidance will have on the Company’s consolidated financial statements and related disclosures.
In February 2016, the FASB issued new guidance on accounting for leases. This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. Early adoption is permitted. We are evaluating the impact this guidance will have on our consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet. We are evaluating new lease management systems which will facilitate our transition to this guidance.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB issued an Accounting Standards Update (“ASU”) that amends the principal versus agent guidance in the new revenue recognition standard. The ASU clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In April 2016, the FASB issued an ASU to clarify the guidance on accounting for licenses or intellectual property and identifying performance obligations in the new revenue recognition standard. The ASU clarifies how an entity should evaluate the nature of its promise in grants of a license of intellectual property and when promised goods or services are distinct within the context of a contract. In addition, in May 2016, the FASB issued an ASU that clarifies several narrow-scope improvements and practical expedients for adopting the new revenue guidance, including defining a completed contract at transition, clarifying how contract changes occurring prior to the earliest period presented may be recognized, and elaborating on the collectibility criterion in Step 1 of the new revenue model. We do not believe the new revenue recognition standard will impact our recognition of food and beverage sales from Company-owned restaurants or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other infrequent transactions, including the initial franchise fees we recognized when the franchise restaurants opened and franchise contributions to our two national media advertising funds, as well as the expected timing and method of adoption.
2. Goodwill and Intangible Assets
The following table presents goodwill as of July 10, 2016 and December 27, 2015 (in thousands):

Balance, December 27, 2015	$81,957
Acquisition	14,355
Translation adjustment	$806
Balance, July 10, 2016	$97,118
The Company had no goodwill impairment losses in the period presented in the table above or any prior periods. During the first quarter of 2016, the Company acquired 13 restaurants from a franchisee. Refer to Note 5, Acquisition of Red Robin Franchised Restaurants, for details of the acquisition.
The following table presents intangible assets as of July 10, 2016 and December 27, 2015 (in thousands):

	July 10, 2016			December 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$56,157	$(25,674)	$30,483	$50,878	$(23,904)	$26,974
Favorable leases	13,931	(7,067)	6,864	12,991	(6,643)	6,348
Liquor licenses	10,203	(9,812)	391	10,168	(9,751)	417
	$80,291	$(42,553)	$37,738	$74,037	$(40,298)	$33,739
Indefinite-lived intangible assets:
Liquor licenses and other	$6,159	$—	$6,159	$5,834	$—	$5,834
Intangible assets, net	$86,450	$(42,553)	$43,897	$79,871	$(40,298)	$39,573
There was an immaterial impairment to franchise rights during the twenty-eight weeks ended July 10, 2016 related to one of the restaurants impaired in the second quarter of 2016. There were no impairments to intangible assets during the twenty-eight weeks ended July 12, 2015. The aggregate amortization expense related to intangible assets subject to amortization was $1.2 million and $2.6 million for the twelve and twenty-eight weeks ended July 10, 2016.

The estimated aggregate future amortization expense as of July 10, 2016 is as follows (in thousands):

Remainder of 2016	$2,108
2017	4,510
2018	4,297
2019	4,249
2020	3,724
Thereafter	18,850
$37,738
3. Stock Incentive Plans
Under the Company’s Second Amended and Restated 2007 Performance Incentive Plan (the “2007 Stock Plan”), various stock options and stock awards may be granted to employees of the Company and any of its subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries.
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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2016	July 12, 2015	July 10, 2016	July 12, 2015
Risk-free interest rate	1.1%	1.6%	1.2%	1.4%
Expected years until exercise	4.3	4.8	4.7	4.8
Expected stock volatility	37.2%	39.4%	39.2%	40.6%
Dividend yield	—%	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$19.56	$30.86	$21.81	$29.71
The following table presents a summary of the Company’s stock-based compensation activity for the twenty-eight weeks ended July 10, 2016 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 27, 2015	395	75
Granted	132	55
Forfeited/expired	(15)	(5)
Exercised/vested	(7)	(36)
Outstanding, July 10, 2016	505	89
We recognized stock-based compensation expense of $1.0 million and $1.4 million for the twelve weeks ended July 10, 2016 and July 12, 2015 and $3.1 million and $2.8 million for the twenty-eight weeks ended July 10, 2016 and July 12, 2015.

4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and twenty-eight weeks ended July 10, 2016, weighted average stock options outstanding of 248 thousand shares and 214 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. During the twelve and twenty-eight weeks ended July 12, 2015, weighted average stock options outstanding of 72 thousand and 48 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.
The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2016	July 12, 2015	July 10, 2016	July 12, 2015
Net income	$7,552	$11,166	$21,777	$27,731

Basic weighted average shares outstanding	13,511	14,142	13,582	14,134
Dilutive effect of stock options and awards	133	169	142	188
Diluted weighted average shares outstanding	13,644	14,311	13,724	14,322

Earnings per share:
Basic	$0.56	$0.79	$1.60	$1.96
Diluted	$0.55	$0.78	$1.59	$1.94
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
The acquisition was accounted for using the acquisition method as defined in ASC 805, Business Combinations. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. The goodwill generated by the acquisition is not amortizable for book purposes but is amortizable and deductible for tax purposes. Including those adjustments made in the second quarter 2016, the Company preliminarily allocated the purchase price to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair Value at Acquisition Date
Property and equipment	18,762
Intangible assets	6,540
Deferred tax assets	2,950
Deferred tax liabilities	(2,791)
Goodwill	14,355
Other assets and liabilities, net	197
Total purchase price	40,013
Of the $18.8 million in property and equipment, $6.3 million is related to land. Of the $6.5 million of intangible assets, $5.6 million is related to reacquired franchise rights, which will be amortized on a straight-line basis over a weighted average of 15.0 years, and $0.9 million is related to acquired favorable leases. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.
6. Restaurant Impairments and Closures
During the second quarter of 2016, the Company determined that six Company-owned restaurants were impaired and recognized a non-cash impairment charge of $3.9 million. The Company recognized the impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. During the first quarter of 2016, the Company relocated one restaurant and recognized a $0.8 million asset impairment charge due to the relocation. No impairments were recorded during the twenty-eight weeks ended July 12, 2015.
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
The Company closed one restaurant at the end of its lease term during the second quarter of 2016. The Company also closed one restaurant during the first quarter of 2016 and sold the property for an immaterial loss. The Company closed one restaurant at the end of its lease term during the twenty-eight weeks ended July 12, 2015.
7. Borrowings
Borrowings as of July 10, 2016 and December 27, 2015 are summarized below (in thousands):

	July 10, 2016	December 27, 2015
Revolving credit facility and other long-term debt	$293,375	$202,875
Capital lease obligations	11,733	7,972
Total debt	305,108	210,847
Less: Current portion	(641)	(531)
Long-term debt	$304,467	$210,316
On June 30, 2016, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (“New Credit Facility”). The New Credit Facility provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%).
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of July 10, 2016, the Company had outstanding borrowings under the New Credit Facility of $292.5 million, in addition to amounts issued under letters of credit of $8.5 million, which reduced the amount available under the facility but were not recorded as debt. As of December 27, 2015, the Company had outstanding borrowings under the Previous Credit Facility of $202.0 million, in addition to amounts issued under letters of credit of $7.9 million.
Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $2.5 million and $1.7 million as of July 10, 2016 and December 27, 2015.
8. Derivative Financial Instruments
The Company had no active derivative financial instrument at July 10, 2016 and December 27, 2015. The Company had one interest rate swap which matured on June 30, 2015. The loss on the interest rate swap designated as a cash flow hedge recognized in other comprehensive loss and reclassifications from Accumulated other comprehensive loss to earnings for the twenty-eight weeks ended July 12, 2015 were immaterial.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of July 10, 2016 and December 27, 2015 (in thousands):

	July 10, 2016	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,699	$8,699	$—	$—
Total assets measured at fair value	$8,699	$8,699	$—	$—

	December 27, 2015	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,863	$6,863	$—	$—
Total assets measured at fair value	$6,863	$6,863	$—	$—
Other than disclosed in Note 5, Acquisition of Red Robin Franchised Restaurants, as of July 10, 2016 and December 27, 2015, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be level 2 instruments. The following table presents the carrying value and estimated fair value of the Company’s credit facility and capital lease obligations as of July 10, 2016 and December 27, 2015 (in thousands):

	July 10, 2016		December 27, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$292,500	$292,330	$202,000	$201,829
Capital lease obligations	11,733	13,951	7,972	9,177
Total	$304,233	$306,281	$209,972	$211,006
10. Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment-related claims and claims alleging illness, injury, or other food quality, health, or operational issues. Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. We review the adequacy of accruals and disclosures pertaining to litigation matters each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements. While it is not possible to predict the outcome of these claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements.
The Company had $3.9 million and $0.1 million of liabilities recorded for various legal contingencies as of July 10, 2016 and December 27, 2015. During the twenty-eight weeks ended July 10, 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims.

11. Subsequent Event
On August 8, 2016, the Company announced that Stephen E. Carley resigned from his position as Chief Executive Officer and as a member of the board of directors of the Company (the “Board”). On the same date, Denny Marie Post was appointed to the position of Chief Executive Officer and as a member of the Board.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2016 and 2015 refer to the twelve and twenty-eight week periods ending July 10, 2016 and July 12, 2015, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants with 546 locations in North America. As of July 10, 2016, the Company operated 460 Company-owned restaurants located in 39 states, the District of Columbia, and two Canadian provinces, comprised of 449 Red Robin® restaurants and 11 Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and service. The Company also had 86 franchised casual-dining restaurants in 15 states as of July 10, 2016. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks ended July 10, 2016, and our outlook for the remainder of fiscal year 2016:

•	Financial performance.

◦
Restaurant revenues increased $13.4 million or 4.6% to $302.1 million for the twelve weeks ended July 10, 2016, as compared to the twelve weeks ended July 12, 2015, primarily due to a $23.7 million increase in revenue from newly opened and acquired restaurants, offset by a $9.0 million or 3.2% decrease in comparable restaurant revenue, $0.8 million from closed restaurants, and a $0.5 million unfavorable foreign exchange impact related to our Canadian restaurants. For the twenty-eight weeks ended July 10, 2016, restaurant revenues increased $21.7 million or 3.2% to $698.9 million as compared to the twenty-eight weeks ended July 12, 2015, primarily due to a $42.5 million increase in revenue from newly opened and acquired restaurants, offset by a $18.0 million or 2.7% decrease in comparable restaurant revenue, a $1.7 million unfavorable foreign exchange impact related to our Canadian restaurants, and $1.1 million from closed restaurants. We expect total revenues to grow around 5.0% in 2016, driven by increased operating weeks associated with locations opened and acquired in 2015 and 2016, partially offset by lower comparable restaurant revenue of almost 2.0%.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 160 basis points to 79.1% for the twelve weeks ended July 10, 2016, as compared to 77.5% for the twelve weeks ended July 12, 2015. For the twenty-eight weeks ended July 10, 2016, restaurant operating costs increased 100 basis points to 78.2% as compared to 77.2% for the twenty-eight weeks ended July 12, 2015. These increases were primarily due to higher labor costs, other restaurant operating costs, and occupancy, as a percentage of restaurant revenue, and were partially offset by a reduction in food and beverage costs.

◦
Net income decreased to $7.6 million for the twelve weeks ended July 10, 2016 from $11.2 million for the twelve weeks ended July 12, 2015. Diluted earnings per share was $0.55 for the twelve weeks ended July 10, 2016, as compared to $0.78 for the twelve weeks ended July 12, 2015. For the twenty-eight weeks ended July 10, 2016, net income decreased to $21.8 million from $27.7 million for the twenty-eight weeks ended July 12, 2015. Diluted earnings per share decreased to $1.59 for the twenty-eight weeks ended July 10, 2016, as compared to $1.94 for the twenty-eight weeks ended July 12, 2015. Excluding the impact of $0.20 per diluted share related to the impairment of six restaurants, net income per diluted share for the twelve weeks ended July 10, 2016 was $0.75. Excluding the impact of $0.24 per diluted share related to the impairment of seven restaurants and $0.20 per diluted share related to litigation contingencies, net income per diluted share for the twenty-eight weeks ended July 10, 2016 was $2.03.

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

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, food presentation, atmosphere, and other guest experiences. Key elements of the restaurant remodel associated with our brand transformation include greater separation of the bar and family dining area and refreshed exteriors including signage. We completed 30 restaurant remodels during the twelve weeks ended July 10, 2016 towards our goal of completing 70 remodels in 2016. We expect to substantially complete our brand transformation initiative for Company-owned restaurants by the end of 2016.

•
Restaurant Development. During the twelve weeks ended July 10, 2016, we opened seven Red Robin restaurants, including one Red Robin restaurant in Canada, and relocated one restaurant. We plan to open 14 Red Robin restaurants and one Red Robin Burger Works, and relocate one Red Robin restaurant during the remainder of 2016.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2016	July 12, 2015	July 10, 2016	July 12, 2015
Company-owned:
Beginning of period	454	418	439	415
Opened during the period	7	4	10	8
Acquired from franchisees	—	—	13	—
Closed during the period	(1)	—	(2)	(1)
End of period	460	422	460	422
Franchised:
Beginning of period	86	99	99	99
Opened during the period	—	—	—	—
Sold or closed during the period	—	—	(13)	—
End of period	86	99	86	99
Total number of restaurants	546	521	546	521

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2016	July 12, 2015	July 10, 2016	July 12, 2015
Revenues:
Restaurant revenue	98.9%	98.5%	98.8%	98.4%
Franchise royalties, fees, and other revenues	1.1	1.5	1.2	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.4	24.8	23.3	25.0
Labor	34.0	32.4	33.7	32.2
Other operating	13.4	12.3	13.0	12.1
Occupancy	8.3	8.0	8.2	7.9
Total restaurant operating costs	79.1	77.5	78.2	77.2
Depreciation and amortization	6.3	5.9	6.1	5.9
Selling, general, and administrative	10.1	11.7	11.1	11.9
Pre-opening and acquisition costs	0.7	0.5	0.7	0.3
Asset impairment	1.3	—	0.7	—
Income from operations	3.4	5.6	4.3	5.9

Interest expense, net and other	0.5	0.3	0.4	0.3
Income before income taxes	2.9	5.3	3.9	5.6
Provision for income taxes	0.4	1.5	0.8	1.6
Net income	2.5%	3.8%	3.1%	4.0%
___________________________________
Certain percentage amounts in the table above do not total due to restaurant operating costs being expressed as a percentage of restaurant revenues and not total revenues.

Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(Revenues in thousands)	July 10, 2016	July 12, 2015	Percent Change	July 10, 2016	July 12, 2015	Percent Change
Restaurant revenue	$302,117	$288,704	4.6%	$698,887	$677,213	3.2%
Franchise royalties, fees, and other revenue	3,432	4,275	(19.7)%	8,788	10,667	(17.6)%
Total revenues	$305,549	$292,979	4.3%	$707,675	$687,880	2.9%
Average weekly sales volumes in Company-owned restaurants(1)(2)	$55,912	$58,208	(3.9)%	$56,497	$58,677	(3.7)%
Total operating weeks	5,504	5,036	9.3%	12,592	11,696	7.7%
Restaurant revenue per square foot	$106	$109	(2.8)%	$249	$255	(2.4)%
___________________________________

(1)	Excludes Red Robin Burger Works.

(2)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit in for twelve and twenty-eight weeks ended July 12, 2015 for Company-owned restaurants was $58,321 and $58,829.

Restaurant revenue for the twelve weeks ended July 10, 2016, which is comprised primarily of food and beverage sales, increased $13.4 million or 4.6% as compared to the second quarter of 2015. The increase was primarily due to a $23.7 million increase in revenue from newly opened and acquired restaurants, partially offset by an $9.0 million or 3.2% decrease in comparable restaurant revenue, $0.8 million from closed restaurants, and a $0.5 million unfavorable foreign exchange impact related to our Canadian restaurants. The comparable restaurant revenue decrease was driven by a 3.9% decrease in guest counts and offset by a 0.7% increase in average guest check.
Restaurant revenue for the twenty-eight weeks ended July 10, 2016 increased by $21.7 million, or 3.2%, as compared to the twenty-eight weeks ended July 12, 2015. The increase was primarily due to a $42.5 million increase in revenue from newly opened and acquired restaurants, partially offset by an $18.0 million or 2.7% decrease in comparable restaurant revenue, a $1.7 million unfavorable foreign exchange impact related to our Canadian restaurants, and $1.1 million from closed restaurants. The comparable restaurant revenue decrease was driven by a 4.0% decrease in guest counts and offset by a 1.3% increase in average guest check.
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
Franchise royalties, fees, and other revenue decreased $0.8 million or 19.7% for the twelve weeks ended July 10, 2016, due to a $0.4 million decrease in gift card breakage revenue and a $0.4 million decrease in franchise revenue, primarily from the loss of royalties from 14 franchised restaurants that we acquired since the second quarter of 2015. Our franchisees reported that comparable restaurant revenue decreased 3.0% for the twelve weeks ended July 10, 2016 compared to the twelve weeks ended July 12, 2015.
For the twenty-eight weeks ended July 10, 2016, franchise royalties, fees, and other revenue decreased $1.9 million, primarily due to a $1.2 million decrease in gift card breakage revenue and a $0.5 million decrease in franchise revenue. Franchise revenue decreased primarily related to the loss of royalties from 14 franchised restaurants that we acquired in 2015 and 2016. Our franchisees reported that comparable restaurant revenue decreased 1.2% for the twenty-eight weeks ended July 10, 2016 compared to the twenty-eight weeks ended July 12, 2015.
Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2016	July 12, 2015	Percent Change	July 10, 2016	July 12, 2015	Percent Change
Cost of sales	$70,831	$71,665	(1.2)%	$163,156	$169,615	(3.8)%
As a percent of restaurant revenue	23.4%	24.8%	(1.4)%	23.3%	25.0%	(1.7)%
Cost of sales, which is comprised of food and beverage costs, is variable and generally fluctuates with sales volume.

Cost of sales as a percentage of restaurant revenue decreased 140 basis points for the twelve weeks ended July 10, 2016 as compared to the same period in 2015. For the twenty-eight weeks ended July 10, 2016, cost of sales as a percentage of restaurant revenue decreased 170 basis points as compared to the twenty-eight weeks ended July 12, 2015. These decreases were mainly driven by food cost deflation, primarily related to ground beef, along with favorable menu mix and pricing.
Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2016	July 12, 2015	Percent Change	July 10, 2016	July 12, 2015	Percent Change
Labor	$102,847	$93,513	10.0%	$235,831	$217,869	8.2%
As a percent of restaurant revenue	34.0%	32.4%	1.6%	33.7%	32.2%	1.5%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 10, 2016, labor as a percentage of restaurant revenue increased 160 basis points compared to the same period in 2015. For the twenty-eight weeks ended July 10, 2016, labor as a percentage of restaurant revenue increased 150 basis points as compared to the same period in 2015. The increases were primarily driven by increases in the minimum wages in certain states, higher manager salaries, an increase in health insurance costs, and investments to improve our service and enhance the guest experience, partially offset by a decrease in management bonus.
Other Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2016	July 12, 2015	Percent Change	July 10, 2016	July 12, 2015	Percent Change
Other operating	$40,275	$35,356	13.9%	$89,983	$81,940	9.8%
As a percent of restaurant revenue	13.4%	12.3%	1.1%	13.0%	12.1%	0.9%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended July 10, 2016, other operating costs as a percentage of restaurant revenue increased 110 basis points as compared to the same period in 2015, primarily due to higher costs of restaurant technology, local media spending, credit card fees, and equipment repairs.
For the twenty-eight weeks ended July 10, 2016, other operating costs as a percentage of restaurant revenue increased 90 basis points as compared to the same period in 2015, primarily due to higher costs of restaurant technology, credit card fees, and local marketing spending, partially offset by a decrease in restaurant supplies and utilities.
Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2016	July 12, 2015	Percent Change	July 10, 2016	July 12, 2015	Percent Change
Occupancy	$24,905	$23,210	7.3%	$57,403	$53,357	7.6%
As a percent of restaurant revenue	8.3%	8.0%	0.3%	8.2%	7.9%	0.3%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended July 10, 2016, occupancy costs as a percentage of restaurant revenue increased 30 basis points over the prior year, primarily due to sales deleverage partially offset by a decrease in general liability insurance. Our fixed rents for the twelve weeks ended July 10, 2016 and July 12, 2015 were $16.6 million and $14.9 million, an increase of $1.7 million due to the addition of 38 locations opened and acquired since the second quarter of 2015.
For the twenty-eight weeks ended July 10, 2016, occupancy costs as a percentage of restaurant revenue increased 30 basis points over the prior year, primarily due to sales deleverage. Our fixed rents for the twenty-eight weeks ended July 10, 2016 and July 12, 2015 were $38.1 million and $34.6 million, an increase of $3.5 million due to 38 locations opened and acquired since the second quarter of 2015.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2016	July 12, 2015	Percent Change	July 10, 2016	July 12, 2015	Percent Change
Depreciation and amortization	$19,159	$17,260	11.0%	$43,110	$40,263	7.1%
As a percent of total revenues	6.3%	5.9%	0.4%	6.1%	5.9%	0.2%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended July 10, 2016, depreciation and amortization expense increased $1.9 million or 11.0% over the prior year. For the twenty-eight weeks ended July 10, 2016, depreciation and amortization increased $2.8 million or 7.1% as compared to the same period in 2015. The increases were primarily related to new restaurants opened and acquired, and restaurants remodeled under our brand transformation initiative, since the second quarter 2015.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2016	July 12, 2015	Percent Change	July 10, 2016	July 12, 2015	Percent Change
Selling, general, and administrative	$31,019	$34,126	(9.1)%	$78,307	$82,187	(4.7)%
As a percent of total revenues	10.1%	11.7%	(1.6)%	11.1%	11.9%	(0.8)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits; marketing and advertising costs; travel; legal expenses; professional and consulting fees; corporate information systems; office rent; training; and board of directors’ expenses.
Selling, general, and administrative costs in the twelve weeks ended July 10, 2016 decreased $3.1 million or 9.1% as compared to the same period in 2015. The decrease was primarily due to a decrease in incentive compensation and professional services costs, including legal expenses.
For the twenty-eight weeks ended July 10, 2016, selling, general, and administrative costs decreased $3.9 million or 4.7% as compared to the same period in 2015. The decrease was primarily due to a decrease in incentive compensation and marketing and advertising costs, partially offset by higher litigation contingencies recorded in the first quarter 2016. Excluding the $3.9 million of litigation contingencies for employment-related claims, selling, general, and administrative costs were $74.4 million, a decrease of 9.5% from the prior year.
Pre-opening and Acquisition Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 10, 2016	July 12, 2015	Percent Change	July 10, 2016	July 12, 2015	Percent Change
Pre-opening and acquisition costs	$2,238	$1,369	63.5%	$4,610	$2,324	98.4%
As a percent of total revenues	0.7%	0.5%	0.2%	0.7%	0.3%	0.4%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training teams; licenses and marketing; the cost of food and beverages used in training; supply costs; and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Pre-opening and acquisition costs increased $0.9 million for the twelve weeks ended July 10, 2016 due to more restaurants opened or under construction during the second quarter of 2016 as compared to the same period of last year. Pre-opening and acquisition costs increased $2.3 million for the twenty-eight weeks ended July 10, 2016 due to more restaurants opened or under construction and $0.7 million in acquisition costs.
Interest Expense, Net and Other
Interest expense, net and other was $1.5 million for the twelve weeks ended July 10, 2016, an increase of $0.6 million or 64.4% from the same period in 2015. Interest expense, net and other was $3.1 million for the twenty-eight weeks ended July 10, 2016, an increase of $1.2 million or 59.1% from the same period in 2015. The increases were primarily related to a higher average debt balance. Our weighted average interest rate was 2.5% for the twelve and twenty-eight weeks ended July 10, 2016, as compared to 2.6% and 2.5% for the twelve and twenty-eight weeks ended July 12, 2015.
Provision for Income Taxes
The effective income tax rate for the twelve weeks ended July 10, 2016 was 15.4%, compared to 28.3% for the twelve weeks ended July 12, 2015. The effective income tax rate for the twenty-eight weeks ended July 10, 2016 and July 12, 2015 was 20.7% and 27.7%. We anticipate that our full year fiscal 2016 effective tax rate will be between 20.0% and 21.0%.

Liquidity and Capital Resources
Cash and cash equivalents increased $3.2 million to $25.9 million at July 10, 2016, from $22.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative; paying down debt; opportunistically repurchasing our common stock; purchasing franchised restaurants; and executing our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-eight Weeks Ended
	July 10, 2016	July 12, 2015
Net cash provided by operating activities	$67,055	$67,348
Net cash used in investing activities	(134,208)	(69,983)
Net cash provided by financing activities	70,209	3,000
Effect of exchange rate changes on cash	181	(158)
Net change in cash and cash equivalents	$3,237	$207
Operating Cash Flows
Net cash flows provided by operating activities decreased $0.3 million to $67.1 million for the twenty-eight weeks ended July 10, 2016. The decrease was primarily driven by a $2.1 million decrease in cash generated from restaurant operations, a $1.8 million increase in compensation payments related to prior year’s bonus payout, and a $0.7 million increase in interest payments, offset by a $2.4 million decrease in marketing spend and a $1.9 million decrease in income tax payments.
Investing Cash Flows
Net cash flows used in investing activities increased $64.2 million to $134.2 million for the twenty-eight weeks ended July 10, 2016, as compared to $70.0 million for the same period in 2015. The increase is primarily due to increased investment in new restaurant openings, restaurant remodels, and the acquisition of franchised restaurants, offset by $1.9 million received from selling of the property, including land and building, of one restaurant closed in the first quarter of 2016.
The following table lists the components of our capital expenditures, net of currency translation effect, for the twenty-eight weeks ended July 10, 2016 (in thousands):

Twenty-eight Weeks Ended July 10, 2016
New restaurants	$41,213
Restaurant remodels	40,940
Investment in technology infrastructure and other	8,454
Restaurant maintenance capital	5,568
Purchase of franchised restaurants	39,977
Total capital expenditures	$136,152
We expect total capital investments between $190 million and $195 million for 2016, which includes the 13 restaurants acquired in the first quarter of 2016.
Financing Cash Flows
Cash provided by financing activities increased $67.2 million to $70.2 million for the twenty-eight weeks ended July 10, 2016, as compared to the same period in 2015. The increase primarily resulted from a $93.0 million increase in net borrowings from long-term debt, partially offset by $20.0 million cash used to repurchase the Company’s common stock and a decrease in net cash proceeds received from the exercise of employee stock options and purchase plan.
Credit Facility
On June 30, 2016, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (“New Credit Facility”). The New Credit Facility provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%). The New Credit Facility matures on June 30, 2021.
Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheet. As of July 10, 2016, the Company had outstanding borrowings under the New Credit Facility of $292.5 million, in addition to amounts issued under letters of credit of $8.5 million, which reduce the amount available under the credit facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of July 10, 2016, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding increased $94.3 million to $305.1 million at July 10, 2016, from $210.8 million at December 27, 2015, due to increased borrowings on the New Credit Facility and additional capital leases entered during the second quarter of 2016.
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently-maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our revolving credit facility to satisfy short-term liquidity requirements. We believe that our future cash flows generated from restaurant operations combined with our remaining borrowing capacity under the New Credit Facility will be sufficient to satisfy any working capital deficits and our planned capital expenditures.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation had a negative impact on our financial condition and results of operations during the twenty-eight weeks ended July 10, 2016, due primarily to higher wages. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or other minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated that inflation will continue to have a negative impact for the remainder of 2016.
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
Recently Issued Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our financial performance, including revenues; our marketing strategy and promotions; our brand transformation initiative and anticipated number and timing of restaurant remodels; anticipated number and timing of new restaurant openings and operating weeks; restaurant relocations and restaurant development efforts, including Red Robin Burger Works; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our New Credit Facility and about the sufficiency of future cash flows to satisfy working capital deficit; anticipated funding for new restaurant openings; anticipated effective tax rate for 2016; commodity and utility costs, and the anticipated effects of inflation; the effect of the adoption of new accounting standards on our financial and accounting systems; estimated aggregate future amortization expenses; and the possibility of new interest rate swap or other similar mechanisms.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; the ability to fulfill planned expansion and restaurant remodeling; the effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on our ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; the effectiveness of our new technology systems; minimum wages increases; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 27, 2015, filed with the SEC on February 19, 2016.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015. We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of July 10, 2016, we had $292.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.9 million on an annualized basis.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 10, 2016, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the second quarter 2016.

Period (1)	Total Number of Shares (or Units) Purchases	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
5/20/16-6/12/16	158,378	$50.05	158,378	$92,074
6/13/16-7/10/16	230,535	$52.37	388,913	$80,000
Pursuant to Publicly Announced Plans or Programs (2)	388,913
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to a total of $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing repurchases of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. Since February 11, 2016, the Company has purchased 388,913 shares for a total of $20.0 million. The current repurchase program had remaining authorized purchase limit of $80.0 million as of July 10, 2016.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1	Credit Agreement, dated June 30, 2016. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2016.

10.2	Security Agreement, dated June 30, 2016. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 5, 2016.

10.3
First Amendment to Employment Agreement between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 8, 2016. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2016.

10.4
Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny M. Post, dated August 8, 2016. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2016.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Accounting Officer and Interim Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer and Interim Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 10, 2016 and December 27, 2015; (ii) Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended July 10, 2016 and July 12, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and twenty-eight weeks ended July 10, 2016 and July 12, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 10, 2016 and July 12, 2015; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 10, 2016	By:	/s/ Terry D. Harryman
(Date)		Terry D. Harryman (Chief Accounting Officer and Interim Chief Financial Officer)