Form 10-Q
period 2016-10-02
RED ROBIN GOURMET BURGERS INC
filed 2016-11-03
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Stock, $0.001 par value per share	12,857,958

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	October 2, 2016	December 27, 2015
Assets:
Current assets:
Cash and cash equivalents	$15,531	$22,705
Accounts receivable, net	14,160	27,760
Inventories	28,130	28,223
Prepaid expenses and other current assets	25,654	18,052
Total current assets	83,475	96,740
Property and equipment, net	676,978	603,686
Goodwill	96,301	81,957
Intangible assets, net	43,462	39,573
Other assets, net	22,042	18,023
Total assets	$922,258	$839,979
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$20,898	$23,392
Construction related payables	19,979	28,692
Accrued payroll and payroll-related liabilities	35,308	47,587
Unearned revenue	32,077	48,392
Accrued liabilities and other	45,283	29,610
Total current liabilities	153,545	177,673
Deferred rent	72,705	66,470
Long-term debt	304,875	202,875
Long-term portion of capital lease obligations	10,973	7,441
Other non-current liabilities	11,325	11,209
Total liabilities	553,423	465,668
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 13,069 and 13,628 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,782 and 4,223 shares, at cost	(196,274)	(167,339)
Paid-in capital	207,980	205,995
Accumulated other comprehensive loss, net of tax	(4,382)	(5,379)
Retained earnings	361,493	341,016
Total stockholders’ equity	368,835	374,311
Total liabilities and stockholders’ equity	$922,258	$839,979
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Revenues:
Restaurant revenue	$293,858	$279,496	$992,745	$956,709
Franchise royalties, fees, and other revenues	3,449	3,916	12,237	14,583
Total revenues	297,307	283,412	1,004,982	971,292
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	69,447	68,197	232,603	237,812
Labor	102,294	92,097	338,125	309,966
Other operating	42,463	36,144	132,446	118,084
Occupancy	25,121	22,804	82,524	76,161
Depreciation and amortization	21,468	18,618	64,578	58,881
Selling, general, and administrative expenses	29,046	31,608	107,353	113,795
Pre-opening and acquisition costs	2,382	2,239	6,992	4,563
Asset impairment and restaurant closure costs	9,321	—	14,006	—
Total costs and expenses	301,542	271,707	978,627	919,262

Income (loss) from operations	(4,235)	11,705	26,355	52,030
Other expense:
Interest expense, net and other	1,612	1,098	4,736	3,062
Income (loss) before income taxes	(5,847)	10,607	21,619	48,968
Provision (benefit) for income taxes	(4,547)	2,325	1,142	12,955
Net income (loss)	$(1,300)	$8,282	$20,477	$36,013
Earnings (loss) per share:
Basic	$(0.10)	$0.59	$1.52	$2.55
Diluted	$(0.10)	$0.58	$1.50	$2.52
Weighted average shares outstanding:
Basic	13,214	14,138	13,471	14,115
Diluted	13,214	14,308	13,606	14,297
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net income (loss)	$(1,300)	$8,282	$20,477	$36,013
Changes in derivative instrument:
Net change in fair value of interest rate swap	—	—	—	(3)
Net loss reclassified into interest expense	—	—	—	36
Tax expense	—	—	—	(13)
Net change in derivative instrument	$—	$—	$—	$20
Foreign currency translation adjustment	$(141)	(753)	$997	(2,564)
Other comprehensive income (loss), net of tax	$(141)	$(753)	$997	$(2,544)
Total comprehensive income (loss)	$(1,441)	$7,529	$21,474	$33,469
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 2, 2016	October 4, 2015
Cash flows from operating activities:
Net income	$20,477	$36,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,578	58,881
Asset impairment and restaurant closure costs	14,006	—
Stock-based compensation expense	3,584	4,043
Other, net	(1,738)	(4,058)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable and other current assets	10,272	12,768
Trade accounts payable and accrued liabilities	(8,191)	2,967
Unearned revenue	(14,047)	(10,833)
Other operating assets and liabilities, net	5,744	1,570
Net cash provided by operating activities	94,685	101,351
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(136,694)	(120,738)
Acquisition of franchise restaurants, net of cash acquired	(39,966)	(2,532)
Proceeds from sales of real estate and property, plant, and equipment	4,208	—
Other investing activities	—	191
Net cash used in investing activities	(172,452)	(123,079)
Cash flows from financing activities:
Borrowings of long-term debt	292,500	324,500
Payments of long-term debt and capital leases	(190,933)	(299,457)
Purchase of treasury stock	(31,520)	(9,849)
Debt issuance costs	(1,058)	—
Tax benefit from exercise of stock options	32	1,969
Proceeds from exercise of stock options and employee stock purchase plan	1,394	4,149
Net cash provided by financing activities	70,415	21,312
Effect of exchange rate changes on cash	178	(169)
Net change in cash and cash equivalents	(7,174)	(585)
Cash and cash equivalents, beginning of period	22,705	22,408
Cash and cash equivalents, end of period	$15,531	$21,823

Supplemental disclosure of cash flow information
Income taxes paid	$4,104	$11,402
Interest paid, net of amounts capitalized	$4,971	$2,949
Change in construction related payables	$(8,713)	$17,596
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises casual-dining and fast-casual restaurants in North America. As of October 2, 2016, the Company owned and operated 462 restaurants located in 39 states and two Canadian provinces. The Company also had 86 franchised casual-dining restaurants in 15 states as of October 2, 2016. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended October 2, 2016 is referred to as third quarter 2016, or the twelve weeks ended October 2, 2016; the second quarter ended July 10, 2016 is referred to as second quarter 2016, or the twelve weeks ended July 10, 2016; the first quarter ended April 17, 2016 is referred to as first quarter 2016, or the sixteen weeks ended April 17, 2016; and together the first, second, and third quarters of 2016 are referred to as the forty weeks ended October 2, 2016. The quarter ended October 4, 2015 is referred to as third quarter 2015, or the twelve weeks ended October 4, 2015; the second quarter ended July 12, 2015 is referred to as second quarter 2015, or the twelve weeks ended July 12, 2015; the first quarter ended April 19, 2015 is referred to as first quarter 2015, or the sixteen weeks ended April 19, 2015; and together the first, second, and third quarters of 2015 are referred to as the forty weeks ended October 4, 2015.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance on stock-based compensation, which changes the accounting for, and classification of, excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively, or using a cumulative effect transition method, depending on the area covered in this update. The Company will adopt this guidance when required, beginning with its fiscal first quarter 2017, and is currently evaluating its expected method of adoption along with the effect this guidance will have on the Company’s consolidated financial statements and related disclosures.
In February 2016, the FASB issued new guidance on accounting for leases. This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. Early adoption is permitted. We are evaluating the full impact this guidance will have on our consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB issued an Accounting Standards Update (“ASU”) that amends the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU to clarify the guidance on accounting for licenses or intellectual property and identifying performance obligations in the new revenue recognition standard. In addition, in May 2016, the FASB issued an ASU that clarifies several narrow-scope improvements and practical expedients for adopting the new revenue guidance. We have determined the new revenue recognition standard will not have an impact our recognition of food and beverage sales from Company-owned restaurants or our recognition of royalty fees from franchisees. By fiscal year end 2016, the Company expects to complete its evaluation of the impact the adoption of this standard will have on the recognition of other infrequent transactions, including the initial franchise fees we recognize when new franchise restaurants open and franchise contributions to our two national media advertising funds, as well as the expected timing and method of adoption.
2. Goodwill and Intangible Assets
The following table presents goodwill as of October 2, 2016 and December 27, 2015 (in thousands):

Balance, December 27, 2015	$81,957
Acquisition	13,610
Translation adjustment	$734
Balance, October 2, 2016	$96,301
The Company had no goodwill impairment losses in the period presented in the table above or any prior periods. During the first quarter of 2016, the Company acquired 13 restaurants from a franchisee. Refer to Note 5, Acquisition of Red Robin Franchised Restaurants, for details of the acquisition.
The following table presents intangible assets as of October 2, 2016 and December 27, 2015 (in thousands):

	October 2, 2016			December 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$56,154	$(26,537)	$29,617	$50,878	$(23,904)	$26,974
Favorable leases	13,931	(7,232)	6,699	12,991	(6,643)	6,348
Liquor licenses	10,250	(9,840)	410	10,168	(9,751)	417
	$80,335	$(43,609)	$36,726	$74,037	$(40,298)	$33,739
Indefinite-lived intangible assets:
Liquor licenses and other	$6,736	$—	$6,736	$5,834	$—	$5,834
Intangible assets, net	$87,071	$(43,609)	$43,462	$79,871	$(40,298)	$39,573
There was an immaterial impairment to franchise rights during the forty weeks ended October 2, 2016 related to one of the restaurants impaired in the second quarter of 2016. There were no impairments to intangible assets during the forty weeks ended October 4, 2015. The aggregate amortization expense related to intangible assets subject to amortization was $1.3 million and $3.9 million for the twelve and forty weeks ended October 2, 2016.

The estimated aggregate future amortization expense as of October 2, 2016 is as follows (in thousands):

Remainder of 2016	$1,052
2017	4,511
2018	4,299
2019	4,251
2020	3,726
Thereafter	18,887
$36,726
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

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Risk-free interest rate	0.8%	N/A	1.2%	1.4%
Expected years until exercise	3.0	N/A	4.5	4.8
Expected stock volatility	38.8%	N/A	39.2%	40.6%
Dividend yield	—%	N/A	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$13.82	N/A	$21.24	$29.71
The following table presents a summary of the Company’s stock-based compensation activity for the forty weeks ended October 2, 2016 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 27, 2015	395	75
Granted	142	58
Forfeited/expired	(40)	(11)
Exercised/vested	(19)	(36)
Outstanding, October 2, 2016	478	86
We recognized stock-based compensation expense of $0.5 million and $1.2 million for the twelve weeks ended October 2, 2016 and October 4, 2015 and $3.6 million and $4.0 million for the forty weeks ended October 2, 2016 and October 4, 2015.

4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings (loss) per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the twelve and forty weeks ended October 2, 2016, weighted average stock options outstanding of 355 thousand shares and 224 thousand shares were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented. During the twelve and forty weeks ended October 4, 2015, weighted average stock options outstanding of 43 thousand and 56 thousand shares were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.
The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings (loss) per share are as follows (in thousands, except per share data):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net income (loss)	$(1,300)	$8,282	$20,477	$36,013

Basic weighted average shares outstanding	13,214	14,138	13,471	14,115
Dilutive effect of stock options and awards	—	170	135	182
Diluted weighted average shares outstanding	13,214	14,308	13,606	14,297

Earnings (loss) per share:
Basic	$(0.10)	$0.59	$1.52	$2.55
Diluted	$(0.10)	$0.58	$1.50	$2.52
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
The acquisition was accounted for using the acquisition method as defined in ASC 805, Business Combinations. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the acquired operations with the Company. The goodwill generated by the acquisition is not amortizable for book purposes but is amortizable and deductible for tax purposes. Including those adjustments made in the third quarter 2016, the Company preliminarily allocated the purchase price to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair Value at Acquisition Date
Property and equipment	18,762
Intangible assets	6,540
Deferred tax assets	3,511
Deferred tax liabilities	(2,751)
Goodwill	13,610
Other assets and liabilities, net	330
Total purchase price	40,002
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
6. Asset Impairment and Restaurant Closures
During the twelve and forty weeks ended October 2, 2016, the Company determined that two and eight Company-owned restaurants were impaired and recognized non-cash impairment charges of $3.8 million and $7.7 million. The Company recognized the impairment charges based on the continuing and projected future results of these restaurants, primarily through projected cash flows. The fair value measurement for asset impairment is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement. In addition, the Company recognized a $0.8 million asset impairment charge due to the relocation of a restaurant during the forty weeks ended October 2, 2016. No impairments were recorded during the forty weeks ended October 4, 2015.
On September 30, 2016, the Company closed nine Red Robin Burger Works restaurants that were underperforming relative to Company expectations and recognized $5.5 million of restaurant closure costs, which comprised $3.7 million in fixed asset disposal costs, $1.5 million in charges related to future lease obligations, and immaterial one-time termination benefits, inventory write off costs, and other closure-related costs.
The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposed restaurants to the Company’s reporting unit. Because restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The Company allocates goodwill to disposed restaurants, if necessary. No goodwill was allocated to the Red Robin Burger Works restaurants that were closed during the forty weeks ended October 2, 2016, because those restaurants did not have positive cash flow and consequently did not have positive fair value.
The Company closed one restaurant at the end of its lease term during the second quarter of 2016. The Company also closed one restaurant during the first quarter of 2016 and sold the property for an immaterial loss. The Company closed one restaurant at the end of its lease term during the forty weeks ended October 4, 2015.
7. Borrowings
Borrowings as of October 2, 2016 and December 27, 2015 are summarized below (in thousands):

	October 2, 2016	December 27, 2015
Revolving credit facility and other long-term debt	$304,875	$202,875
Capital lease obligations	11,629	7,972
Total debt	316,504	210,847
Less: Current portion	(656)	(531)
Long-term debt	$315,848	$210,316
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
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of October 2, 2016, the Company had outstanding borrowings under the New Credit Facility of $304.0 million, in addition to amounts issued under letters of credit of $8.8 million, which reduced the amount available under the facility but were not recorded as debt. As of December 27, 2015, the Company had outstanding borrowings under the Previous Credit Facility of $202.0 million, in addition to amounts issued under letters of credit of $7.9 million.

Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $2.4 million and $1.7 million as of October 2, 2016 and December 27, 2015.
8. Derivative Financial Instruments
The Company had no active derivative financial instrument at October 2, 2016 and December 27, 2015. The Company had one interest rate swap that matured on June 30, 2015. The loss on the interest rate swap designated as a cash flow hedge recognized in other comprehensive loss and reclassifications from Accumulated other comprehensive loss to earnings for the forty weeks ended October 4, 2015 were immaterial.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of October 2, 2016 and December 27, 2015 (in thousands):

	October 2, 2016	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,957	$8,957	$—	$—
Total assets measured at fair value	$8,957	$8,957	$—	$—

	December 27, 2015	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,863	$6,863	$—	$—
Total assets measured at fair value	$6,863	$6,863	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
Other than as disclosed in Note 5, Acquisitions of Red Robin Franchised Restaurants, and Note 6, Asset Impairment and Restaurant Closures, as of October 2, 2016 and October 4, 2015, the Company had no non-financial assets or liabilities that were measured using level 3 inputs.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be level 2 instruments. The following table presents the carrying value and estimated fair value of the Company’s credit facility and capital lease obligations as of October 2, 2016 and December 27, 2015 (in thousands):

	October 2, 2016		December 27, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$304,000	$303,938	$202,000	$201,829
Capital lease obligations	11,629	13,452	7,972	9,177
Total	$315,629	$317,390	$209,972	$211,006

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
The Company had $2.9 million and $0.1 million of liabilities recorded for various legal contingencies as of October 2, 2016 and December 27, 2015. During the forty weeks ended October 2, 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2016 and 2015 refer to the twelve and forty week periods ending October 2, 2016 and October 4, 2015, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises casual-dining restaurants and fast-casual restaurants with 548 locations in North America. As of October 2, 2016, the Company operated 462 Company-owned restaurants located in 39 states and two Canadian provinces, comprising 459 Red Robin® restaurants and three Red Robin Burger Works®, a smaller non-traditional prototype with a limited menu and service. The Company also had 86 franchised casual-dining restaurants in 15 states as of October 2, 2016. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and forty weeks ended October 2, 2016, and our outlook for the remainder of fiscal year 2016:

•	Financial performance.

◦
Restaurant revenue increased $14.4 million, or 5.1%, to $293.9 million for the twelve weeks ended October 2, 2016, as compared to the twelve weeks ended October 4, 2015, primarily due to a $25.2 million increase in revenue from newly opened and acquired restaurants, offset by a $9.8 million, or 3.6%, decrease in comparable restaurant revenue and $1.0 million from closed restaurants. For the forty weeks ended October 2, 2016, restaurant revenue increased $36.0 million, or 3.8%, to $992.7 million as compared to the forty weeks ended October 4, 2015, primarily due to a $66.6 million increase in revenue from newly opened and acquired restaurants, offset by a $28.6 million, or 3.1%, decrease in comparable restaurant revenue, which included a $1.7 million, or 0.2%, unfavorable foreign exchange impact related to our Canadian restaurants, and $2.0 million from closed restaurants. We expect total revenues to grow around 5.0% in 2016, driven by increased operating weeks associated with locations opened and acquired in 2015 and 2016, partially offset by lower comparable restaurant revenue of almost 2.0%.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 300 basis points to 81.4% for the twelve weeks ended October 2, 2016, as compared to 78.4% for the twelve weeks ended October 4, 2015. For the forty weeks ended October 2, 2016, restaurant operating costs increased 150 basis points to 79.1% as compared to 77.6% for the forty weeks ended October 4, 2015. These increases were primarily due to higher labor costs, other restaurant operating costs, and occupancy, as a percentage of restaurant revenue, and were partially offset by a reduction in food and beverage costs.

◦
Net loss was $1.3 million for the twelve weeks ended October 2, 2016 compared to net income of $8.3 million for the twelve weeks ended October 4, 2015. Diluted loss per share was $0.10 for the twelve weeks ended October 2, 2016, as compared to diluted earnings per share of $0.58 for the twelve weeks ended October 4, 2015. For the forty weeks ended October 2, 2016, net income decreased to $20.5 million from $36.0 million for the forty weeks ended October 4, 2015. Diluted earnings per share decreased to $1.50 for the forty weeks ended October 2, 2016, as compared to $2.52 for the forty weeks ended October 4, 2015. Excluding the impact of $0.48 per diluted share related to asset impairment and restaurant closure costs, net income per diluted share for the twelve weeks ended October 2, 2016 was $0.38. Excluding the impact of $0.72 per diluted share related to asset impairment and restaurant closure costs and $0.20 per diluted share related to litigation contingencies, net income per diluted share for the forty weeks ended October 2, 2016 was $2.42.

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

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, food presentation, atmosphere, and other guest experiences. Key elements of the restaurant remodel associated with our brand transformation include greater separation of the bar and family dining area and refreshed exteriors including signage. We completed seven and 69 restaurant remodels during the twelve and forty weeks ended October 2, 2016. We expect to substantially complete our brand transformation initiative for Company-owned restaurants by the end of 2016.

•
Restaurant Development. During the twelve weeks ended October 2, 2016, we opened ten Red Robin restaurants and one Red Robin Burger Works restaurant. We plan to open five Red Robin restaurants and relocate one Red Robin restaurant during the remainder of 2016. We closed nine Red Robin Burger Works restaurants in the third quarter 2016 that were underperforming relative to management’s expectations and recognized $5.5 million of related restaurant closure costs.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Company-owned:
Beginning of period	460	422	439	415
Opened during the period	11	5	21	13
Acquired from franchisees	—	1	13	1
Closed during the period	(9)	—	(11)	(1)
End of period	462	428	462	428
Franchised:
Beginning of period	86	99	99	99
Opened during the period	—	1	—	1
Sold or closed during the period	—	(1)	(13)	(1)
End of period	86	99	86	99
Total number of restaurants	548	527	548	527

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Revenues:
Restaurant revenue	98.8%	98.6%	98.8%	98.5%
Franchise royalties, fees, and other revenues	1.2	1.4	1.2	1.5
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.6	24.4	23.4	24.9
Labor	34.8	33.0	34.1	32.4
Other operating	14.5	12.9	13.3	12.3
Occupancy	8.5	8.1	8.3	8.0
Total restaurant operating costs	81.4	78.4	79.1	77.6
Depreciation and amortization	7.2	6.6	6.4	6.1
Selling, general, and administrative	9.7	11.2	10.7	11.7
Pre-opening and acquisition costs	0.8	0.8	0.7	0.5
Restaurant impairment and closure	3.1	—	1.4	—
Income (loss) from operations	(1.4)	4.1	2.6	5.4

Interest expense, net and other	0.6	0.4	0.4	0.4
Income (loss) before income taxes	(2.0)	3.7	2.2	5.0
Provision (benefit) for income taxes	(1.6)	0.8	0.2	1.3
Net income (loss)	(0.4)%	2.9%	2.0%	3.7%
___________________________________
Certain percentage amounts in the table above do not total due to restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
Restaurant revenue	$293,858	$279,496	5.1%	$992,745	$956,709	3.8%
Franchise royalties, fees, and other revenue	3,449	3,916	(11.9)%	12,237	14,583	(16.1)%
Total revenues	$297,307	$283,412	4.9%	$1,004,982	$971,292	3.5%
Average weekly sales volumes in Company-owned restaurants(1)(2)	$53,387	$55,780	(4.3)%	$55,539	$57,904	(4.1)%
Total operating weeks	5,613	5,098	10.1%	17,870	16,794	6.4%
Restaurant revenue per square foot	$101	$105	(3.7)%	$352	$362	(2.7)%
___________________________________

(1)	Excludes Red Robin Burger Works.

(2)
Calculated using historical currency rates. Using constant currency rates, the average weekly sales per unit for the twelve and forty weeks ended October 4, 2015 for Company-owned restaurants was $55,804 and $55,711. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the twelve weeks ended October 2, 2016, which comprises primarily food and beverage sales, increased $14.4 million or 5.1% as compared to the third quarter of 2015. The increase was primarily due to a $25.2 million increase in revenue from newly opened and acquired restaurants, partially offset by an $9.8 million or 3.6% decrease in comparable restaurant revenue and $1.0 million from closed restaurants. The comparable restaurant revenue decrease was driven by a 2.4% decrease in guest counts and a 1.2% decrease in average guest check.
Restaurant revenue for the forty weeks ended October 2, 2016 increased by $36.0 million, or 3.8%, as compared to the forty weeks ended October 4, 2015. The increase was primarily due to a $66.6 million increase in revenue from newly opened and acquired restaurants, partially offset by a $28.6 million or 3.1% decrease in comparable restaurant revenue, $2.0 million from closed restaurants, and a $1.7 million unfavorable foreign exchange impact related to our Canadian restaurants. The comparable restaurant revenue decrease was driven by a 3.5% decrease in guest counts and a 0.2% unfavorable foreign exchange impact related to our Canadian restaurants, offset by a 0.6% increase in average guest check.
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
Franchise royalties, fees, and other revenue decreased $0.5 million or 11.9% for the twelve weeks ended October 2, 2016, due to a $0.4 million decrease in franchise revenue, primarily from the loss of royalties from 13 franchised restaurants that we have acquired since the third quarter of 2015. Our franchisees reported that comparable restaurant revenue decreased 1.4% for the twelve weeks ended October 2, 2016 compared to the twelve weeks ended October 4, 2015.
For the forty weeks ended October 2, 2016, franchise royalties, fees, and other revenue decreased $2.3 million, primarily due to a $1.4 million decrease in gift card breakage revenue and a $0.9 million decrease in franchise revenue. Gift card breakage revenue for the forty weeks ended October 4, 2015 included $1.4 million of additional revenue as the result of changing the accounting estimate for gift card breakage. Franchise revenue decreased primarily related to the loss of royalties from 14 franchised restaurants that we acquired in 2015 and 2016. Our franchisees reported that comparable restaurant revenue decreased 1.2% for the forty weeks ended October 2, 2016 compared to the forty weeks ended October 4, 2015.

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
Cost of sales	$69,447	$68,197	1.8%	$232,603	$237,812	(2.2)%
As a percent of restaurant revenue	23.6%	24.4%	(0.8)%	23.4%	24.9%	(1.5)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 80 basis points for the twelve weeks ended October 2, 2016 as compared to the same period in 2015. For the forty weeks ended October 2, 2016, cost of sales as a percentage of restaurant revenue decreased 150 basis points as compared to the forty weeks ended October 4, 2015. These decreases were mainly driven by food cost deflation, primarily related to ground beef, along with favorable menu mix and pricing.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
Labor	$102,294	$92,097	11.1%	$338,125	$309,966	9.1%
As a percent of restaurant revenue	34.8%	33.0%	1.8%	34.1%	32.4%	1.7%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 2, 2016, labor as a percentage of restaurant revenue increased 180 basis points compared to the same period in 2015. The increase was primarily driven by an increase in minimum wages in certain states, higher manager salaries as a percentage of restaurant revenue, and investments to improve our service and enhance the guest experience, partially offset by a decrease in management bonus.
For the forty weeks ended October 2, 2016, labor as a percentage of restaurant revenue increased 170 basis points as compared to the same period in 2015. The increase was primarily driven by increases in the minimum wages in certain states, higher manager salaries due to sales deleverage, and an increase in health insurance costs, partially offset by a decrease in management bonus.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
Other operating	$42,463	$36,144	17.5%	$132,446	$118,084	12.2%
As a percent of restaurant revenue	14.5%	12.9%	1.6%	13.3%	12.3%	1.0%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended October 2, 2016, other operating costs as a percentage of restaurant revenue increased 160 basis points as compared to the same period in 2015, primarily due to higher costs of equipment repairs and maintenance, restaurant supplies, restaurant technology, and credit card fees.
For the forty weeks ended October 2, 2016, other operating costs as a percentage of restaurant revenue increased 100 basis points as compared to the same period in 2015, primarily due to higher costs of restaurant technology, credit card fees, and local marketing spending.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
Occupancy	$25,121	$22,804	10.2%	$82,524	$76,161	8.4%
As a percent of restaurant revenue	8.5%	8.1%	0.4%	8.3%	8.0%	0.3%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended October 2, 2016, occupancy costs as a percentage of restaurant revenue increased 40 basis points over the prior year, primarily due to sales deleverage. Our fixed rents for the twelve weeks ended October 2, 2016 and October 4, 2015 were $17.0 million and $15.1 million, an increase of $1.9 million due to the addition of 45 locations opened and acquired since the third quarter of 2015.
For the forty weeks ended October 2, 2016, occupancy costs as a percentage of restaurant revenue increased 30 basis points over the prior year, primarily due to sales deleverage. Our fixed rents for the forty weeks ended October 2, 2016 and October 4, 2015 were $55.0 million and $49.7 million, an increase of $5.3 million due to 45 locations opened and acquired since the third quarter of 2015.
Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
Depreciation and amortization	$21,468	$18,618	15.3%	$64,578	$58,881	9.7%
As a percent of total revenues	7.2%	6.6%	0.6%	6.4%	6.1%	0.3%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended October 2, 2016, depreciation and amortization expense increased $2.9 million or 15.3% over the prior year. For the forty weeks ended October 2, 2016, depreciation and amortization increased $5.7 million or 9.7% as compared to the same period in 2015. The increases were primarily related to restaurants remodeled under our brand transformation initiative, and new restaurants opened and acquired, since the third quarter 2015.
Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
Selling, general, and administrative	$29,046	$31,608	(8.1)%	$107,353	$113,795	(5.7)%
As a percent of total revenues	9.7%	11.2%	(1.5)%	10.7%	11.7%	(1.0)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits; marketing and advertising costs; travel; legal expenses; professional and consulting fees; corporate information systems; office rent; training; and board of directors’ expenses.
Selling, general, and administrative costs in the twelve weeks ended October 2, 2016 decreased $2.6 million or 8.1% as compared to the same period in 2015. The decrease was primarily due to a decrease in incentive compensation, travel and entertainment, and stock compensation expense, partially offset by an increase in marketing and advertising costs.
For the forty weeks ended October 2, 2016, selling, general, and administrative costs decreased $6.4 million or 5.7% as compared to the same period in 2015. The decrease was primarily due to a decrease in incentive compensation, travel and entertainment, and professional services costs, partially offset by higher litigation contingencies recorded in the first quarter 2016. Excluding the $3.9 million of litigation contingencies for employment-related claims, selling, general, and administrative costs were $103.5 million, a decrease of 9.1% from the prior year.
Pre-opening and Acquisition Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
Pre-opening and acquisition costs	$2,382	$2,239	6.4%	$6,992	$4,563	53.2%
As a percent of total revenues	0.8%	0.8%	—%	0.7%	0.5%	0.2%
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training teams; licenses and marketing; the cost of food and beverages used in training; supply costs; and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Pre-opening and acquisition costs increased $0.1 million for the twelve weeks ended October 2,

2016 due to more restaurants opened or under construction during the third quarter of 2016 as compared to the same period of last year. Pre-opening and acquisition costs increased $2.4 million for the forty weeks ended October 2, 2016 due to more restaurants opened or under construction, including $0.7 million in acquisition costs.
Interest Expense, Net and Other
Interest expense, net and other was $1.6 million for the twelve weeks ended October 2, 2016, an increase of $0.5 million or 46.8% from the same period in 2015. Interest expense, net and other was $4.7 million for the forty weeks ended October 2, 2016, an increase of $1.6 million or 54.7% from the same period in 2015. The increases were primarily related to a higher average debt balance. Our weighted average interest rate was 2.7% and 2.4% for the twelve and forty weeks ended October 2, 2016, as compared to 2.3% for the twelve and forty weeks ended October 4, 2015.
Provision for Income Taxes
The effective tax rate for the twelve weeks ended October 2, 2016 was 77.8% benefit, compared to 21.9% expense for the twelve weeks ended October 4, 2015. The change in the twelve-week effective tax rate is primarily due to the decrease in income resulting in the recognition of a quarterly tax benefit. The effective tax rate for the forty weeks ended October 2, 2016 and October 4, 2015 was 5.3% and 26.5%. The change in the forty-week effective tax rate is primarily due to the decrease in income.

Liquidity and Capital Resources
Cash and cash equivalents decreased $7.2 million to $15.5 million at October 2, 2016, from $22.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, including the remodeling of our restaurants as part of our brand transformation initiative; paying down debt; opportunistically repurchasing our common stock; purchasing franchised restaurants; and executing our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 2, 2016	October 4, 2015
Net cash provided by operating activities	$94,685	$101,351
Net cash used in investing activities	(172,452)	(123,079)
Net cash provided by financing activities	70,415	21,312
Effect of exchange rate changes on cash	178	(169)
Net change in cash and cash equivalents	$(7,174)	$(585)
Operating Cash Flows
Net cash flows provided by operating activities decreased $6.7 million to $94.7 million for the forty weeks ended October 2, 2016. The decrease was primarily driven by a $8.2 million decrease in cash generated from restaurant operations, a $2.5 million increase in team member salaries and benefits, a $2.0 million increase in interest payments, a $1.8 million increase in compensation payments related to prior year’s bonus payout, and a $1.0 million increase in litigation settlement payments, offset by a $7.3 million decrease in income tax payments and a $2.4 million decrease in marketing spend.
Investing Cash Flows
Net cash flows used in investing activities increased $49.4 million to $172.5 million for the forty weeks ended October 2, 2016, as compared to $123.1 million for the same period in 2015. The increase is primarily due to increased investment in new restaurant openings, restaurant remodels, and the acquisition of franchised restaurants, offset by $4.2 million received from selling of the property, including land and building, of two restaurants during 2016.
The following table lists the components of our capital expenditures, net of currency translation effect, for the forty weeks ended October 2, 2016 (in thousands):

Forty Weeks Ended October 2, 2016
New restaurants	$55,255
Restaurant remodels	50,594
Investment in technology infrastructure and other	20,733
Restaurant maintenance capital	10,112
Purchase of franchised restaurants, net of cash acquired	39,966
Total capital expenditures	$176,660
We expect total capital investments between $190 million and $195 million for 2016, which includes the 13 restaurants acquired in the first quarter of 2016.
Financing Cash Flows
Cash provided by financing activities increased $49.1 million to $70.4 million for the forty weeks ended October 2, 2016, as compared to the same period in 2015. The increase primarily resulted from a $76.5 million increase in net borrowings from long-term debt, partially offset by a $21.7 million increase in cash used to repurchase the Company’s common stock and a $2.8 million decrease in net cash proceeds received from the exercise of employee stock options and purchase plan.

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
Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe that any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheet. As of October 2, 2016, the Company had outstanding borrowings under the New Credit Facility of $304.0 million, in addition to amounts issued under letters of credit of $8.8 million, which reduce the amount available under the New Credit Facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of October 2, 2016, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding increased $105.7 million to $316.5 million at October 2, 2016, from $210.8 million at December 27, 2015, due to increased borrowings on the New Credit Facility and additional capital leases entered during the second quarter of 2016.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe food cost deflation had a positive impact on our financial condition and results of operations during the forty weeks ended October 2, 2016, due primarily to ground beef. Food cost deflation was partially offset by a negative impact of inflation on labor costs. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or other minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated that inflation will continue to have a negative impact on labor costs for the remainder of 2016.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015. We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of October 2, 2016, we had $304.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $3.0 million on an annualized basis.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 2, 2016, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the third quarter 2016.

Period (1)	Total Number of Shares (or Units) Purchases	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
8/8/16-9/4/16	93,737	$50.92	482,650	$75,227
9/5/16-10/2/16	141,308	$47.74	623,958	$68,480
Pursuant to Publicly Announced Plans or Programs (2)	235,045
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to a total of $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing repurchases of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. Since February 11, 2016, the Company has purchased 623,958 shares for a total of $31.5 million. The current repurchase program had remaining authorized purchase limit of $68.5 million as of October 2, 2016.

ITEM 6.    Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Accounting Officer and Interim Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer and Interim Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 2, 2016 and December 27, 2015; (ii) Condensed Consolidated Statements of Operations for the twelve and forty weeks ended October 2, 2016 and October 4, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and forty weeks ended October 2, 2016 and October 4, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 2, 2016 and October 4, 2015; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 3, 2016	By:	/s/ Terry D. Harryman
(Date)		Terry D. Harryman (Chief Accounting Officer and Interim Chief Financial Officer)