Form 10-K
period 2016-12-25
RED ROBIN GOURMET BURGERS INC
filed 2017-02-21
CIK 1171759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $641.6 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 12,857,564 shares of common stock outstanding as of February 20, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2016 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, primarily develops, operates, and franchises full-service restaurants in North America and focuses on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to guests of all ages. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc. and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to “Red Robin,” “we,” “us,” “our” or the “Company” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. For the 52-week fiscal year 2016, we generated total revenues of $1.3 billion. As of the end of our fiscal year on December 25, 2016, there were 551 Red Robin restaurants, of which 465 were Company-owned and 86 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See “Restaurant Franchise and Licensing Arrangements” for additional information about our franchise program. As of December 25, 2016, there were Red Robin restaurants in 44 states and two Canadian provinces.
Financial information for our single operating segment is included in Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal years 2016, 2015, 2014, and 2013 each included 52 weeks, ending on December 25, 2016, December 27, 2015, December 28, 2014, and December 29, 2013. Fiscal years 2017 and 2012 include 53 weeks, ending on December 31, 2017 and December 30, 2012. We refer to our fiscal years as 2017, 2016, 2015, 2014, 2013, and 2012 throughout this Annual Report on Form 10-K.
Business Strategy
Red Robin’s goal is to differentiate itself from typical casual dining establishments based on quality, service, and value. To differentiate on quality, we offer a large and varied selection of highly craveable and customizable burgers. To differentiate on service, our goal is to be highly attentive to guests of all ages, serving food and beverages quickly so they can spend more time enjoying their food and less time waiting. We also strive to deliver tremendous value by providing delicious food at a range of price points, accompanied with our bottomless steak fries and other sides with every meal. Red Robin guests give us credit for these key points of differentiation and we seek to build on them every day by living our B.U.R.G.E.R. values: Bottomless Fun, Unwavering Integrity, Relentless Focus on Improvement, Genuine Spirit of Service, Extraordinary People, and Recognized Burger Authority.
To ensure the continued success of Red Robin in a rapidly evolving marketplace, we focus on four strategic areas:

•
Building team member engagement. We emphasize and support team member engagement, retention, and culture that will foster the development of great leaders. Our goal is to enhance clarity with our team members by consistently communicating our strategy and ensuring we remain narrowly focused on our strategic initiatives. We continually strive to develop extraordinary people and encourage team member performance through appreciation, recognition, and respect. In an effort to continue to develop leadership strength, we are focused on expanding our school of leadership, executing dynamic succession planning, and innovative recruiting and talent development. See “Learning and Development” below for additional information about our team member development initiatives.

•
Regaining operational edge. Our strategy in regaining operational edge includes delivering consistently great burgers, accurately customized, and served quickly by our caring team members. Our goal is to deliver exceptional service to our guests through promoting a “Better for Being Here” environment and continually strive to enhance our guest’s dining experience with a focus on guests of all ages and their occasions. We respect our guests’ need for the “gift of time” and remain committed to improving both speed of service and order accuracy.

•
Becoming our guests’ go-to for great burgers.  We continue to focus on being our guests’ go-to for great burgers by offering craveable burgers and “bottomless” side options at attractive prices wherever and however our guests want. We plan to enhance value through a balance of quality, quantity, price, and experience. This includes providing high quality core menu items, delivering value through new products and abundance, and enhancing loyalty offerings to drive guest traffic. Additionally, we are focused on driving guest preference by offering our products through alternate platforms. As part of this strategy, we are currently testing and deploying online ordering, to-go, and catering services and developing partnerships with and deploying third-party delivery services.

•
Delivering great shareholder value. We are committed to delivering shareholder value by improving profitability and investing capital wisely. Our goal is to optimize our capital structure, pace development activities, and improve our EBITDA margin through revenue growth and targeted cost savings.

Restaurant Concept
The Red Robin brand has many desirable attributes, including a range of high-quality menu items, a strong guest-focused culture, and a value proposition designed to help our guests customize their experiences.
We pride ourselves on being THE Burger Authority. Our menu features our signature product, a line of Gourmet Burgers which we make from premium quality, fresh ground beef as well as our everyday-value line of Red’s Tavern Double® burgers, and our Red Robin’s Finest line of half-pound Angus beef burgers and all-natural, 7-ounce, fire-grilled chicken breasts with premium toppings. We also offer burgers made from chicken breasts, fish fillets, and turkey patties, as well as vegetarian and vegan options. We offer a wide selection of buns, including ciabatta, gluten free, sesame, onion, whole grain, jalapeno, and lettuce wraps, with a variety of toppings, including fresh guacamole, housemade barbeque sauces, aiolis, grilled pineapple, crispy onion straws, sautéed mushrooms, fried jalapenos, bruschetta salsa, coleslaw, eight different cheese choices, and a fried egg. All of our burgers are served with our all-you-can-eat Bottomless Steak Fries® or a guest may choose from five bottomless sides. We specialize in customizing our menu items to meet our guests’ dietary needs and preferences. In addition to burgers, which accounted for approximately 50.0% of our total food and beverage sales in 2016, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers (priced at $3, $5, $7, and $9); salads, soups, seafood, and other entrees; desserts; the Company’s signature alcoholic and non-alcoholic specialty beverages; and a broadened variety of national and craft beers.
We strive to meet the needs of our guests by offering a choice of experiences and occasions from time-pressured meals to a place to relax and unwind with friends. Red Robin also has an unparalleled and extraordinary approach to guest service and we have cataloged thousands of stories of Red Robin team members who live our values. Many examples can be found on our website, www.redrobin.com. We encourage our team members to execute on the aspects of service that we have identified to be the biggest drivers of our guest loyalty. Note that our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
We also strive to provide our guests with exceptional dining value and the ability to customize their experience. In 2016, we had an average check per guest of $13.05 including beverages. We believe this price-to-value relationship, our innovative array of burgers ranging in price from $6.99 to $14.69, differentiates us from our casual dining competitors and allows us to appeal to a broad base of consumers with a wide range of income levels.
Operations
Restaurant Management
Our typical restaurant management team consists of a general manager, an assistant general manager, and two or three assistant managers depending on restaurant sales volumes. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and coaching of team members, as well as operating results. Our typical restaurant employs approximately 58 hourly team members, most of whom work part-time.
For our new restaurants, we try to identify seasoned leadership teams 6 to 12 months in advance of opening, with the expectation that seasoned leadership will provide a better team member and guest experience while enabling a new restaurant to quickly reach normalized operations.
Learning and Development
We strive to maintain quality and consistency in each of our restaurants through the training and supervision of team members and the establishment of, and adherence to, high standards relating to team member performance, food and beverage preparation, and the maintenance of our restaurants. Each restaurant maintains a group of certified learning coaches who are tasked with preparing new team members for success by providing on-the-job training leading up to a final skills certification for their position. Team members seeking advancement have the opportunity to join our management development program as a Shift Supervisor.

Shift Supervisors complete an in-depth training curriculum that develops their ability to supervise all aspects of shift execution, including, but not limited to: food safety, food production, coaching, and financial aspects of the business. The Shift Supervisor program is an important stepping stone for hourly team members who desire a career in restaurant management.
New restaurant managers participate in our eight-week Management Foundations training program. This program hones each manager’s skills, specifically in two areas: flawless shift execution and effective coaching of team members.
Providing our restaurant teams the support and resources they need to be successful requires dedication, an of-service attitude, and the utmost professionalism on the part of our home office team. We ensure the home office team members have what they need to meet these demands by offering several avenues to enhance their professional development, including but not limited to an in-house leadership library of over 400 titles, more than 40 on-site and 12 off-site development workshop opportunities, as well as one-to-one coaching.
The success of each restaurant, region, and department within the organization relies heavily on the leadership at each of those levels. Leaders across the organization regularly receive a powerful assessment tool that provides them in-depth insight into the effectiveness of their leadership and the impact it is having on their teams. Additionally, leaders have the opportunity to be selected for our School of Leadership program which guides a cohort of 16 leaders through three retreats over the course of four months. This powerful program enables leaders to identify their purpose, their teams’ purpose, and the purpose they serve within the organization.
Food Safety and Purchasing
Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply from product receipt through preparation and service. We provide detailed specifications for our food ingredients, products, and supplies to our suppliers. We qualify and audit our key manufacturers and growers and require their certification under the Global Food Safety Initiative. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association’s ServSafe program. Minimum cooking requirements, specifically safe handling, cooling procedures, and frequent temperature and quality checks, exist for the safety and quality of all food we serve in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant’s management team determines the restaurant’s daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to ensure the products received meet our safety and quality specifications. Additionally, we utilize the services of an independent auditing company to perform unannounced comprehensive food safety and sanitation inspections four times a year in all Company-owned and franchised restaurants.
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements which may include fixed price contracts that vary in term lengths or formula based pricing agreements which can fluctuate on changes in raw material commodity pricing. Ground beef represented approximately 12% of our total cost of goods in 2016 and chicken represented approximately 10% of our total cost of goods. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, we have not experienced significant disruptions in our supply chain. As of December 25, 2016, approximately 60% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2017.
Restaurant Development
Red Robin seeks to grow its restaurant base prudently considering a number of factors including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. Our site selection criteria focuses on identifying markets, trade areas, and specific sites that are likely to yield the greatest density of desirable demographic characteristics, retail traffic, and visibility. During 2016, we opened 26 Company-owned restaurants, acquired 13 Red Robin franchised restaurants, and relocated two Red Robin restaurants. Over the past three years, we have opened a total of 72 new restaurants, acquired 50 franchised restaurants, and relocated six units.
During 2017, we expect to open approximately 17 new Company-owned Red Robin restaurants, which together with our 2016 new restaurant openings and a 53rd week will increase the Company’s total operating weeks by approximately 5%. The costs of a 4,500 to 5,800 square foot Red Robin restaurant range from $2.0 million to $2.4 million, depending on location (stand alone, mall, or in-line retail) and geographic area, excluding land.
Restaurant Franchise and Licensing Arrangements
As of December 25, 2016, our franchisees operated 86 restaurants in 15 states. In 2016, our franchisees sold 13 restaurants to us. Our two largest franchisees own 43 restaurants located in Michigan, Ohio, and eastern and central Pennsylvania. We have not actively sought new franchisees in recent years. We expect franchise unit growth to resume after our franchisees complete required investments to bring existing restaurants to our current brand and design standards. We anticipate these franchisee remodels will be completed through 2018.
Franchise Compliance Assurance
We actively work with and monitor our franchisees’ performance to help them develop and operate their restaurants in compliance with Red Robin’s standards, systems, and procedures. During the restaurant development phase, we review the franchisee’s site selection and provide the franchisee with our prototype building plans. We provide trainers to assist the franchisee in opening the restaurant for business. We advise the franchisee on all menu items, management training, and equipment and food purchases.
To continuously improve our marketing programs and operating systems, we maintain a franchise advisory board consisting of franchisee members that meet with the corporate executive team. Through this council, we solicit the input of our franchisees on marketing programs, including their suggestions as to which new menu items we should test and feature in future promotions. We also exchange best operating practices with our franchisees as we strive to improve our operating systems while attaining a high level of franchisee participation.
Information Technology
We rely on information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; operation of our restaurants; management of our inventories; collection of cash; payment of payroll and other obligations; and various other processes and procedures.
Our corporate offices and Company-owned restaurants are enabled with information technology and decision support systems. In our restaurants, these systems are designed to provide operational tools for sales, inventory, and labor management. This technology includes industry-specific, off-the-shelf systems, as well as proprietary software such as tools designed to optimize food and beverage costs and labor costs. These systems are integrated with our point-of-sale systems to provide daily, weekly, and period-to-date information that is important for managers to run an efficient and effective restaurant. We also use other systems to interact with our guests. These include online and in-restaurant guest feedback systems, which provide real-time results on guest service, food quality, and atmosphere to each of our restaurants.
We utilize centralized financial, accounting, and human resources/personnel systems for Company-owned restaurants. In addition, we use an operations scorecard which integrates data from our centralized systems with the distributed information managed in our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins, and other results.
In order to increase efficiency, operational capabilities, and to support growth, we have committed to a significant capital investment to upgrade and expand some of these systems. In 2016, we continued to invest in technologies and data infrastructure that support operational excellence, guest engagement, and team member talent management as well as improving other systems and processes. During the third quarter 2016, we completed the rollout of kitchen and seating management systems to all Company-owned restaurants giving our restaurant teams better tools to support high quality guest experiences. In the fourth quarter 2016, we completed the migration of our Oracle Fusion financial platform to Oracle’s public cloud environment, standardizing and simplifying our financial systems infrastructure while leveraging a sustainable strategy for upgrades. In 2017, we plan to invest in technologies and data infrastructure which enable simplification and standardization for our restaurant teams; provide our guests with digital experiences that support in-restaurant or off-premise dining; and create efficiencies of business operation.
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
In 2016, our marketing strategy began to shift toward a concentrated, rather than continuous, media buying approach with a focus on generating significant reach and frequency during on-air advertising periods. We plan to continue with this concentrated marketing approach in 2017, while communicating a clear message of value, innovation, and fun across a variety of advertising media. We will also deploy increased marketing support for our alternative platforms initiative, including generating guest awareness of our online ordering, to-go, and catering dining opportunities.
Team Members
As of December 25, 2016, we had 29,293 employees, whom we refer to as team members, consisting of 28,931 team members at Company-owned restaurants and 362 team members at our corporate headquarters and field offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.
We support our team members by offering competitive wages and benefits for eligible team members, including medical and other insurance, an employee stock purchase plan, and equity-based awards for eligible corporate and operations employees at the director level and above. We motivate and prepare our team members by providing them with opportunities for increased responsibilities and advancement. At certain levels, we also offer performance-based incentives tied to sales, profitability, and/or certain qualitative measures.
Executive Officers
The following table sets forth information about our executive officers and other key employees:

Name	Age	Position
Denny Marie Post	59	Chief Executive Officer(1)
Guy J. Constant	52	Executive Vice President and Chief Financial Officer
Carin L. Stutz	60	Executive Vice President and Chief Operating Officer
Cathy Cooney	65	Senior Vice President and Chief People Officer
Michael Furlow	59	Senior Vice President and Chief Information Officer
Les L. Lehner	45	Senior Vice President of Real Estate and Development
Michael L. Kaplan	48	Senior Vice President, Secretary and Chief Legal Officer
Jonathan Muhtar	45	Senior Vice President and Chief Marketing Officer
(1) Also a member of the Company’s board of directors.
Denny Marie Post.    Ms. Post was appointed Chief Executive Officer in August 2016. Ms. Post previously served the Company in various roles as its President, Executive Vice President and Chief Concept Officer, and Senior Vice President and Chief Marketing Officer. Before joining Red Robin, she was the Managing Member of mm&i Consulting LLC, a marketing consulting firm, from June 2010 to July 2011. Ms. Post served as Senior Vice President, Chief Marketing Officer of T-Mobile

USA from July 2008 to May 2010, as Senior Vice President, Global Beverage, Food, and Quality at Starbucks Corporation from February 2007 to June 2008, as Senior Vice President, Chief Concept Officer of Burger King Corp. from April 2004 to January 2007, and prior to that, in various marketing executive roles at YUM! Brands, Inc.
Guy J. Constant. Mr. Constant joined Red Robin as Executive Vice President and Chief Financial Officer in December 2016. Mr. Constant previously served as Chief Financial Officer, Executive Vice President of Finance and Treasurer of Rent-A-Center, Inc. from June 2014 to December 2016. Prior to that, Mr. Constant was the Chief Financial Officer and Executive Vice President of Brinker International Inc. from September 2010 to March 2014. At Brinker, he also served as Senior Vice President of Finance from May 2008 to September 2010, Vice President of Strategic Planning and Analysis and Investor Relations from September 2005 to May 2008, and Senior Director of Compensation from November 2004 to September 2005. Prior to Brinker, he spent nine years at AMR Corporation, the parent company of American Airlines, in various finance positions of increasing scope and responsibility.
Carin L. Stutz. Ms. Stutz joined the Company as Executive Vice President and Chief Operating Officer in April 2016. Prior to joining the Company, Ms. Stutz served as President of McAlister’s Corporation of Focus Brands Inc. from November 2014 to April 2016. Ms. Stutz was the Chief Executive Officer and President of Cosi Inc. from January 2012 to June 2013. She was President of Global Business Development of Brinker International Inc. from December 2010 to December 2011. She also served as Senior Vice President of Strategic Operations and Senior Vice President and Chief Operating Officer of Global Business Development at Brinker beginning in January 2009. Prior to joining Brinker, she served as Senior Vice President of Company Operations of Applebee’s International Inc. from 1999 to 2005 and as Executive Vice President of Operations of Applebee’s from 2005 to 2007.
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
Competition
The restaurant industry is highly competitive and our guests may choose to purchase food at supermarkets or other food retailers. For some occasions, we compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants, but our primary competition is with other sit-down, casual dining restaurants. In addition, we compete to attract guests for off-premise dining occasions, including online ordering, delivery, to-go, and catering. The number, size, and strength of competitors vary by region, concept, market, and even restaurant. We compete on the basis of taste, quality, price of food offered, guest service, ambiance, location, and overall dining experience. In particular, we face competition from concepts focused on the sale of hamburgers, including quick service, and fast casual concepts. Many of these concepts are expanding faster than we are and are penetrating both geographic and demographic markets that we target as well. Moreover, many of these concepts compete with smaller-sized building units, which allow them greater flexibility in site selection and market penetration.
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

•
our business objectives and strategic plans, including growth in guest traffic and revenue; improvements in operational efficiencies and expense management; enhancing our restaurant environments and guest engagement; expanding our restaurant base; and designing, testing, and implementing restaurant development activities;

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

•	anticipated legislation and other regulation of our business, including minimum wage standards;

•	our brand transformation initiatives, including the anticipated number and timing of restaurant remodels, and expected financial performance of remodeled restaurants;

•
developing, testing, and implementing new initiatives, such as online ordering services, third-party delivery services, utilizing an offsite call center to handle to-go orders, developing new to-go packaging, and catering services, and addressing operating issues associated with these initiatives;

•	the amount of capital expenditures in 2017;

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, and working capital requirements in 2017 and beyond;

•	anticipated retention of future cash flows to fund our operations and expansion of our business, to fund growth opportunities, to pay down debt, or to repurchase stock;

•	the sufficiency of the supply of our food, supplies, and labor pool to carry on our business;

•	the ability to fulfill planned expansions, including both new and existing markets;

•	our franchise program, franchisee new restaurant openings and remodels, and potential expansion and other changes to our franchise program;

•	anticipated interest and tax expense;

•	expectations regarding our operations in Canada and the resulting currency fluctuation risk related thereto;

•	expectations about any future interest rate swap;

•	the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs;

•	expectations regarding competition and our competitive advantages against our casual dining peers; and

•	expectations regarding consumer preferences and consumer discretionary spending.
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
We may not be successful in developing and implementing important strategic initiatives, which may have an adverse impact on our business and consolidated financial results.
Our business depends upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance that we will be able to develop or implement these important strategic initiatives or that these strategic initiatives will deliver on their intended results, which could in turn adversely affect our business.
These strategic initiatives include currently testing and deploying online ordering services, developing an offsite call center to handle to-go orders, developing new to-go packaging, and catering services, and developing partnerships with and deploying third-party delivery services. These new programs may not increase our sales to the degree we expect, or at all. Catering, online ordering and other out-of-restaurant sales options also introduce new operating procedures to our restaurants, and we may not successfully execute these procedures, which could adversely impact the customer experience in our restaurants and thereby harm our sales and customer perception of our brand.
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
As of December 25, 2016, 429 of our 465 Company-owned restaurants are located on leased premises. There can be no assurance we will be able to renew our expiring leases after the expiration of all remaining renewal options. As a result we may incur additional costs to operate our restaurants, including increased rent and other costs related to the negotiation of terms of occupancy of an existing leased premise. If we are unable to renew a lease or determine not to renew a lease, there may be costs related to the relocation and development of a replacement restaurant or, if we are unable to relocate, reduced revenue.
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
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, potential imposition of tariffs on imports from other countries, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2016, approximately 60% of our estimated 2017 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during the 2017. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
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
New or improved technologies or changes in consumer behavior facilitated by these technologies could negatively affect our business.
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
Our key team members are central to our success and difficult to replace. We may be unable to retain them or attract other highly qualified team members, particularly if we do not offer competitive employment terms. The loss of the services of any of our management team or the failure to implement an appropriate succession plan could prevent us from achieving our business strategy and initiatives, which could adversely affect our operating results.
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
As of December 25, 2016, a total of 182 or 39.1% of all Company-owned restaurants, representing 45.9% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, and Washington). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
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
Further, we are subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Also, there may be circumstances in which we may be held liable for the actions of our franchisees. In a 2014 action, the National Labor Relations Board (NLRB) alleged that McDonald’s USA, LLC (the parent-franchisor company for McDonald’s restaurants) could be jointly liable for labor and wage violations by its franchisees. If upheld, liability for franchisees’ overtime, wage, or union-organization violations could be pursued against us. Failure to comply with the laws and regulations governing our franchisee relationships or adverse decisions similar to the above-described NLRB action could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.
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
As of December 25, 2016, we owned 18 Red Robin restaurants in Canada and may have further international expansion in the future. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

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
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant team members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the federal minimum wage, including California, Washington, and New York. For example, California enacted legislation that increased its minimum wage from $10 an hour to $10.50 an hour effective January 2017 for businesses with 26 or more employees, and which then increase each year until reaching $15 per hour in 2022. We anticipate additional legislation increasing minimum wage standards will be enacted in future periods and in other jurisdictions. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) includes provisions requiring health care coverage for all Americans that began in 2014. In the past, many of our eligible team members chose not to participate in our Company sponsored health care plans for various reasons but we expect to continue to see increased costs due to the impact of changes in the health care laws, including as a result of any repeal or replacement of PPACA. Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. In the past, we have been able to offset increases in labor costs by improving our productivity in our restaurants or taking gradual increases in pricing but there is no guarantee that we can continue to do so in the future. If our labor costs increase and we are not able to offset costs through productivity or efficiency gains, or pass along the costs in the form of increased prices to our guests, then it could have a material adverse effect on our results of operations.
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

We own real estate for 36 Company-owned restaurants located in Arizona (4); Arkansas (1); California (1); Colorado (3); Florida (1); Georgia (1); Illinois (1); Indiana (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (4); Pennsylvania (3); Texas (5); Virginia (4); and Washington (2).
Our corporate headquarters is located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2018. We operate a test kitchen and training facility in located in Englewood, Colorado under a lease that expires December 31, 2022.
Our current prototype for new Red Robin restaurants is approximately 4,500 to 5,800 square feet with a capacity of approximately 145 to 200 seats. We develop restaurants under ground leases on which we build our own restaurant in addition to using in-line, end cap, and mall locations. As of December 25, 2016, our restaurant locations comprised approximately 2.9 million square feet.
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

	Sales Price
	High	Low
2016
4th Quarter	$58.65	$40.85
3rd Quarter	54.87	44.08
2nd Quarter	67.05	46.70
1st Quarter	68.97	55.79
2015
4th Quarter	$82.66	$60.07
3rd Quarter	95.00	73.35
2nd Quarter	92.78	70.90
1st Quarter	89.46	71.37
As of February 20, 2017, there were 107 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2016 and 2015. We currently anticipate that we will retain any future cash flow to fund our operations and expansion of our business, to pay down debt, or to repurchase stock. In addition, our credit agreement may limit us from declaring or paying any dividends or making any other repurchases on any of our shares under certain circumstances, and are subject to the leverage ratio under our credit agreement.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 25, 2016, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. The table below provides a summary of the Company’s purchases of its own common stock during the fourth quarter of 2016.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs(2) (in thousands)
10/3/16-10/30/16	179,117	$45.02	803,075	$60,417
10/31/16-11/27/16	136,959	$47.42	940,034	$53,922
Pursuant to Publicly Announced Plans or Programs(2)	316,076
___________________________________

(1)	The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.

(2)
On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing the repurchase of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. Since February 11, 2016, the Company has purchased 940,034 shares for a total of $46.1 million. The current repurchase program had remaining authorized funds of $53.9 million as of December 25, 2016.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders’ return on Common Stock of the Company since December 23, 2011, with the cumulative total return over the same period for (i) the Russell 3000 Index, and (ii) the Bloomberg Casual Restaurants Index.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 23, 2011, the last trading day in the Company’s 2011 fiscal year, in the Company’s Common Stock and in each of the indices.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and Bloomberg Casual Restaurants Index

	Fiscal Years Ended
	December 25, 2011	December 30, 2012	December 29, 2013	December 28, 2014	December 27, 2015	December 25, 2016
Red Robin Gourmet Burgers, Inc.	$100.00	116.27	259.79	263.97	213.61	194.99
Russell 3000	100.00	113.04	152.05	173.13	172.22	193.33
Bloomberg Casual Restaurants	100.00	111.68	165.57	184.53	154.13	145.45
___________________________________

*	$100 invested on December 23, 2011 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.

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

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
(in thousands, except per share data)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Statement of Income Data:
Revenue:
Restaurant revenue	$1,280,669	$1,238,898	$1,129,135	$1,000,198	$960,994
Total revenues	1,296,441	1,257,592	1,146,102	1,017,247	977,132
Total costs and expenses(1)(2)(3)(4)	1,284,871	1,190,547	1,101,418	973,433	931,923
Income from operations	11,570	67,045	44,684	43,814	45,209
Net income	11,725	47,704	32,561	32,239	28,331
Earnings per share:
Basic	$0.88	$3.40	$2.29	$2.27	$1.97
Diluted	$0.87	$3.36	$2.25	$2.22	$1.93
Shares used in computing earnings per share:
Basic	13,332	14,042	14,237	14,225	14,411
Diluted	13,462	14,216	14,447	14,510	14,669
Balance Sheet Data:
Cash and cash equivalents	$11,732	$22,705	$22,408	$17,108	$22,440
Total assets	918,545	839,979	735,889	634,645	597,132
Long-term debt, including current portion	347,838	210,847	147,896	88,714	134,995
Total stockholders’ equity	348,053	374,311	359,771	347,403	306,919
Cash Flow Data:
Net cash provided by operating activities	$98,957	$140,923	$123,581	$113,529	$94,379
Net cash used in investing activities	(199,379)	(169,111)	(155,278)	(78,231)	(63,305)
Net cash provided by (used in) financing activities	89,333	28,767	37,051	(40,630)	(43,670)
Selected Operating Data:
Net sales per square foot in Company-owned restaurants	$449	$466	$462	$451	$449
Total operating weeks(5)	23,799	22,006	20,070	18,012	17,607
Company-owned restaurants open at end of period	465	439	415	361	339
Franchised restaurants open at end of period	86	99	99	134	133
Comparable restaurant net sales increase (decrease)(6)(7)	(3.3)%	2.1%	3.1%	4.0%	1.1%
___________________________________

(1)
2016 includes pre-tax non-cash asset impairment charges of $24.4 million related to the impairment of 19 restaurants and $0.8 million related to the relocation of a restaurant. 2016 also includes pre-tax costs of $6.7 million related to the closure of nine Red Robin Burger Works restaurants and $0.7 million related to acquiring 13 franchised restaurants.

(2)	2015 includes pre-tax non-cash asset impairment charges of $0.6 million related to the impairment of two restaurants.

(3)
2014 includes pre-tax costs of $1.8 million related to acquiring 36 franchised restaurants. 2014 also includes a pre-tax non-cash asset impairment charge of $8.8 million, of which $7.6 million related to the impairment of in-development software, and $1.2 million related to the impairment of three restaurants.

(4)	2013 includes pre-tax non-cash asset impairment charges of $1.5 million related to the impairment of four restaurants.

(5)	Total operating weeks represent the number of weeks that the Company-owned restaurants were open during the reporting period.

(6)	Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” for a further discussion of our comparable restaurant designation.

(7)	Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2012 were calculated on a 53-week basis by adjusting fiscal year 2011 as if there were 53 weeks.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Description of the Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 551 locations in North America. As of December 25, 2016, the Company’s fiscal year end, we operated 465 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 86 casual-dining restaurants operated by franchisees in 15 states as of December 25, 2016. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company’s fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five or six years. Our discussion for fiscal years 2016, 2015, and 2014, which ended on December 25, 2016, December 27, 2015, and December 28, 2014 refers to a 52-week period in each case.
Financial and Operational Highlights
The following summarizes the financial and operational highlights of 2016 and our 2017 outlook:

•	Financial Performance.

◦
Restaurant revenue increased $41.8 million, or 3.4%, to $1.3 billion for the 52 weeks ended December 25, 2016 as compared to $1.2 billion for the 52 weeks ended December 27, 2015, primarily due to a $86.9 million increase in revenue from newly opened and acquired restaurants, partially offset by a $38.9 million decrease in comparable restaurant revenue, $4.5 million from closed restaurants, and a $1.7 million unfavorable foreign exchange impact related to our Canadian restaurants. We expect total revenues to grow between 6% and 8% in 2017, comprising comparable revenue growth of 0.5% to 1.5% and increased operating weeks associated with locations opened in 2016 and 2017, as well as the 53rd week in 2017.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 190 basis points to 79.6% in 2016 compared to 77.7% in 2015. The increase was primarily due to higher labor costs, other restaurant operating costs, and occupancy, as a percentage of restaurant revenue, and was partially offset by a reduction in food and beverage costs.

◦
Net income decreased to $11.7 million in 2016 from $47.7 million in 2015. Diluted earnings per share decreased to $0.87 as compared to $3.36 in fiscal year 2015. Excluding the impact of a $1.65 per diluted share related to asset impairment and restaurant closure costs, $0.20 per diluted share related to litigation contingencies, and $0.06 per diluted share related to reorganization costs, net income per diluted share in 2016 was $2.78. Excluding the impact of $0.06 per diluted share related to the change in accounting estimate for gift card breakage, and a non-cash charge of $0.02 per diluted share related to the impairment of two underperforming restaurants, net income per diluted share in 2015 was $3.32.

◦	We purchased $46.1 million of common stock in 2016 through our share repurchase program.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. and Canada Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled guests early about new menu items to generate awareness and trial. Our media buying approach is concentrated on generating significant reach and frequency while on-air. In addition, we use digital, social, and earned media to target and more effectively reach specific segments of our guest base. In 2017, we plan to promote new items and value menus.

•
Brand Transformation Initiative. In 2012, we began investing in our brand transformation program to enhance our service, food presentation, atmosphere, and other guest experiences. Key elements of the restaurant remodel associated with our brand transformation include greater separation of the bar and family dining area and refreshed exteriors including signage. In 2016, we remodeled 84 Red Robin restaurants to our new brand standards and have substantially completed the transformation process for Company-owned restaurants. Our franchisees are currently working to conform their restaurants to these new design standards through 2018.

•
Restaurant Development. During 2016, we opened 26 Company-owned Red Robin restaurants, acquired 13 Red Robin restaurants from a franchisee, and relocated two Red Robin restaurants. In 2017, we plan to open approximately 17 new Company-owned Red Robin restaurants.

Restaurant Data
The following table details data pertaining to the number of Company-owned and franchised restaurants for the fiscal years 2016, 2015, and 2014.

	2016	2015	2014
Company-owned:
Beginning of period	439	415	361
Opened during the period	26	24	22
Acquired from franchisee	13	1	36
Closed during the period	(13)	(1)	(4)
End of period	465	439	415
Franchised:
Beginning of period	99	99	134
Opened during the period	—	1	2
Sold or closed during the period	(13)	(1)	(37)
End of period	86	99	99
Total number of restaurants	551	538	514

Results of Operations
Operating results for each fiscal year presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2016	2015	2014
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Revenues:
Restaurant	98.8%	98.5%	98.5%
Franchise royalties and fees	0.9	1.0	1.2
Other revenue	0.3	0.5	0.3
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.3	24.6	25.4
Labor	34.3	32.6	33.0
Other operating	13.6	12.4	12.5
Occupancy	8.4	8.1	7.7
Total restaurant operating costs	79.6	77.7	78.6
Depreciation and amortization	6.7	6.2	5.6
Selling, general, and administrative	10.5	11.4	11.5
Pre-opening costs	0.6	0.6	0.7
Asset impairment and restaurant closure costs	2.7	—	0.8
Income from operations	0.9	5.3	3.9
Other (income) expense:
Interest expense	0.5	0.3	0.3
Interest income and other, net	—	—	(0.1)
Total other expenses	0.5	0.3	0.2
Income before income taxes	0.4	5.0	3.7
(Benefit) provision for income taxes	(0.5)	1.2	0.8
Net income	0.9%	3.8%	2.8%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Revenues

(Revenues in thousands)	2016	2015	2016 - 2015 Percent Change	2014	2015 - 2014 Percent Change
Restaurant revenue	$1,280,669	$1,238,898	3.4%	$1,129,135	9.7%
Franchise royalties and fees	11,209	12,526	(10.5)%	13,637	(8.1)%
Other revenue	4,563	6,168	(26.0)%	3,330	85.2%
Total revenues	$1,296,441	$1,257,592	3.1%	$1,146,102	9.7%
Average weekly net sales volumes in Company-owned restaurants(1)(2)	$54,681	$57,242	(4.5)%	$56,652	1.0%
Total operating weeks	23,799	22,006	8.1%	20,070	9.6%
Net sales per square foot	$449	$466	(3.6)%	$462	0.9%
___________________________________

(1)	Excludes Red Robin Burger Works.

(2)
Calculated using historical currency rates. Using constant currency rates, the average weekly sales per unit for 2015 for Company-owned restaurants was $57,161. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current year average exchange rates.

Restaurant revenue, which comprises almost entirely food and beverage sales, increased by $41.8 million, or 3.4%, for the 52 weeks ended December 25, 2016 as compared to the 52 weeks in 2015. The increase was primarily due to a $86.9 million increase in revenue from newly opened and acquired restaurants, partially offset by a $38.9 million or 3.3% decrease in comparable restaurant revenue, $4.5 million from closed restaurants, and a $1.7 million unfavorable foreign exchange impact related to our Canadian restaurants. The comparable restaurant revenue decrease was driven by a 3.4% decrease in guest counts and a 0.1% unfavorable foreign exchange impact related to our Canadian restaurants, partially offset by a 0.2% increase in average guest check.
Restaurant revenue increased by $109.8 million, or 9.7%, for the 52 weeks ended December 27, 2015 as compared to the 52 weeks in 2014. Restaurants acquired in 2014 and 2015 contributed $46.7 million, net of a $2.9 million unfavorable impact of foreign currency exchange rates. New restaurant openings, net of closures, contributed $41.1 million of the increase. Comparable restaurant revenue grew $22.0 million or 2.1%. Comparable restaurant revenue growth resulted from a 2.5% increase in average guest check and a 0.4% decrease in guest counts.
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
Franchise royalties and fees comprise primarily royalty income and initial franchise fees. Franchise royalties and fees decreased $1.3 million or 10.5%, from 2015, primarily related to the loss of royalties from 14 franchised restaurants that we acquired in 2015 and 2016. Our franchisees reported that comparable restaurant revenue decreased 2.0% in 2016 as compared to 2015. The decrease in franchise royalties and fees in 2015 from 2014 is primarily related to the royalties from 37 franchised restaurants that we acquired in 2014 and 2015, partially offset by an increase in franchise royalties from existing and new franchise locations. Our franchisees reported that comparable restaurant revenue increased 4.9% in 2015 as compared to 2014.
Other revenue comprises primarily gift card breakage and licensing royalties. For the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014, we recognized $3.5 million, $5.1 million, and $2.3 million of gift card breakage. Gift card breakage revenue in 2015 was higher due to a change in accounting estimate for gift card breakage.

Cost of Sales

(In thousands, except percentages)	2016	2015	2016 - 2015 Percent Change	2014	2015 - 2014 Percent Change
Cost of sales	$298,249	$304,637	(2.1)%	$287,221	6.1%
As a percent of restaurant revenue	23.3%	24.6%	(1.3)%	25.4%	(0.8)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 130 basis points in 2016 compared to 2015. The decrease was mainly driven by food cost deflation, primarily related to ground beef, along with favorable menu mix and pricing.
Cost of sales as a percentage of restaurant revenue decreased 80 basis points in 2015 compared to 2014. The decrease was driven by favorable menu mix and pricing, in addition to food cost deflation, primarily related to ground beef.
Labor

(In thousands, except percentages)	2016	2015	2016 - 2015 Percent Change	2014	2015 - 2014 Percent Change
Labor	$439,232	$403,517	8.9%	$372,657	8.3%
As a percent of restaurant revenue	34.3%	32.6%	1.7%	33.0%	(0.4)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. In 2016, labor as a percentage of restaurant revenue increased 170 basis points compared to 2015. This increase was primarily driven by increases in the minimum wages in certain states, higher manager salaries due to sales deleverage, and an increase in health insurance costs, partially offset by a decrease in management bonus.
In 2015, labor as a percentage of restaurant revenue decreased 40 basis points compared to 2014. This decrease primarily resulted from a decrease in health insurance and workers’ compensation costs as well as the leverage of higher sales volumes, partially offset by higher average hourly rates.
Other Operating

(In thousands, except percentages)	2016	2015	2016 - 2015 Percent Change	2014	2015 - 2014 Percent Change
Other operating	$173,977	$154,344	12.7%	$140,972	9.5%
As a percent of restaurant revenue	13.6%	12.4%	1.2%	12.5%	(0.1)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. During 2016, other operating costs as a percentage of restaurant revenue increased 120 basis points over the prior year, primarily due to higher costs of equipment repairs and maintenance, restaurant technology, credit card fees, and local marketing spending.
During 2015, other operating costs as a percentage of restaurant revenue decreased 10 basis points over the prior year, as lower utility and supply costs were partially offset by higher credit card fees and costs of restaurant technology.
Occupancy

(In thousands, except percentages)	2016	2015	2016 - 2015 Percent Change	2014	2015 - 2014 Percent Change
Occupancy	$107,408	$100,007	7.4%	$86,734	15.3%
As a percent of restaurant revenue	8.4%	8.1%	0.3%	7.7%	0.4%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. In 2016, occupancy costs as a percentage of restaurant revenue increased 30 basis points over the prior year, primarily due to sales deleverage. Our fixed rents for the fiscal years ended December 25, 2016 and December 27, 2015 were $71.9 million and $65.5 million, an increase of $6.4 million due to 39 locations opened and acquired since 2015.

In 2015, occupancy costs increased $13.3 million or 40 basis points over the prior year, primarily due to an increase in fixed rents and general liability insurance related to the restaurants acquired and opened since 2014. Our fixed rents for the fiscal years ended December 27, 2015 and December 28, 2014 were $65.5 million and $56.6 million.
Depreciation and Amortization

(In thousands, except percentages)	2016	2015	2016 - 2015 Percent Change	2014	2015 - 2014 Percent Change
Depreciation and amortization	$86,695	$77,374	12.0%	$64,579	19.8%
As a percent of total revenues	6.7%	6.2%	0.5%	5.6%	0.6%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. In 2016, depreciation and amortization increased $9.3 million or 12.0% compared to 2015, primarily related to new restaurants opened and acquired since 2015, restaurants remodeled under our brand transformation initiative since 2015, and accelerated depreciation of certain software and restaurant assets. We project our depreciation and amortization expense to be slightly less than $95 million in 2017.
In 2015, depreciation and amortization increased $12.8 million or 19.8% compared to 2014 primarily related to new restaurants opened and acquired, restaurants remodeled under our brand transformation initiative since 2014, and new technology put into service. The increase was partially offset by a $1.0 million decrease in depreciation related to a change in accounting estimate related to certain asset lives in 2015.
Selling, General, and Administrative

(In thousands, except percentages)	2016	2015	2016 - 2015 Percent Change	2014	2015 - 2014 Percent Change
Selling, general, and administrative	$136,859	$143,079	(4.3)%	$132,158	8.3%
As a percent of total revenues	10.5%	11.4%	(0.9)%	11.5%	(0.1)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits; marketing and advertising costs; travel; legal expenses; professional and consulting fees; corporate information systems; office rent; training; and board of directors’ expenses.
Selling, general, and administrative costs in 2016 decreased $6.2 million or 4.3% as compared to 2015. The decrease was primarily due to a decrease in incentive compensation, travel and entertainment, and professional services costs, partially offset by higher litigation contingencies and salaries.
Selling, general, and administrative costs in 2015 increased $10.9 million or 8.3% as compared to 2014. The increase was driven primarily by an increase in compensation expense, including stock-based and incentive-related compensation; increased marketing spending including gift card related costs; and increased training and hiring costs.

Pre-opening and Acquisition Costs

(In thousands, except percentages and restaurant openings)	2016	2015	2016 - 2015 Percent Change	2014	2015 - 2014 Percent Change
Pre-opening and acquisition costs(1)(2)	$8,025	$7,008	14.5%	$8,264	(15.2)%
As a percent of total revenues	0.6%	0.6%	—%	0.7%	(0.1)%
Number of restaurants opened during year	26	24	8.3%	22	9.1%
Average per restaurant pre-opening costs	$281	$292	(3.8)%	$295	(1.0)%
___________________________________

(1)	Acquisition costs in 2016 related to the acquisition of 13 Red Robin franchised restaurants in the United States totaled $0.7 million.

(2)	Acquisition costs in 2014 related to the acquisition of 36 Red Robin franchised restaurants in the United States and Canada and totaled $1.8 million.
Pre-opening costs, which are expensed as incurred, consist of the costs of labor, hiring, and training the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training teams; licenses and marketing; the cost of food and beverages used in training; supply costs; and other direct costs related to the opening of new restaurants. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented, including Red Robin Burger Works restaurants.
Asset Impairment and Restaurant Closure Costs
During 2016, we determined that 19 Company-owned restaurants were impaired. We recognized a non-cash impairment charge of $24.4 million as a result of the current and projected future results of these restaurants. During 2015, we determined that two Company-owned restaurants were impaired and recognized a non-cash impairment charge of $0.6 million. During 2014, we determined that three Company-owned restaurants were impaired and recognized a non-cash impairment charge of $1.2 million. The Company reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its estimated fair value as determined by management. The impairment charge represents the excess of each restaurant’s carrying amount over its estimated fair value. The fair value measurement for asset impairment is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.
The Company also recognized a $0.8 million asset impairment charge due to the relocation of a restaurant during 2016. No impairments were recorded in 2015 or 2014 related to the relocation of restaurants.
During the fourth quarter of 2016, the Company determined certain software related to its Enterprise Resource Planning (“ERP”) system would be obsolete upon migration to a cloud-based ERP system in 2017. The Company also determined certain software in development for supply chain management would not meet the Company’s requirements if it were implemented. As a result, the Company recorded a $2.5 million impairment charge to write down the capitalized costs associated with this software.
No impairments related to software in development or use were recorded in 2015. During the fourth quarter of 2014, the Company determined that certain software in development related to the supply chain and human resource management system modules of its ERP system would not meet the Company’s requirements if they were implemented. As the result, the Company recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.
During 2016, the Company closed nine Red Robin Burger Works restaurants, a smaller non-traditional prototype with a limited menu and limited service, that were underperforming relative to Company expectations and recognized $6.7 million of restaurant closure costs. The Company recorded immaterial restaurant closure expenses in 2015 and 2014. Refer to Note 4, Asset Impairment and Restaurant Closure Costs.
Interest Expense
Interest expense in 2016, 2015, and 2014 was $7.2 million, $3.7 million, and $3.0 million. Interest expense increased in 2016 due to a higher average debt balance partially offset by a lower weighted average interest rate of 2.4% versus 2.6% in 2015. Interest expense increased in 2015 due to a higher average debt balance partially offset by a lower weighted average interest rate of of 2.6% versus 2.8% in 2014. Interest expense is expected to be between $7 million and $8 million in 2017.
(Benefit) Provision for Income Taxes
The benefit from income taxes was $6.9 million in 2016 compared to a provision for income taxes of $15.5 million in 2015 and a provision for income taxes of $9.3 million in 2014. Our effective income tax rate was 144.9% benefit in 2016, 24.6% expense in 2015, and 22.2% expense in 2014. The change in our 2016 effective tax rate is primarily attributable to a decrease in earnings before income tax as well as an increase in the FICA tip tax credit. The increase in our 2015 effective tax rate compared to 2014 was primarily attributable to an increase in earnings before income tax, partially offset by an increase in the FICA tip tax credit. The 2017 annual tax rate is projected to be between 20% and 22%.
Liquidity and Capital Resources
General
Cash and cash equivalents decreased $11.0 million to $11.7 million at December 25, 2016, from $22.7 million at December 27, 2015. This decrease in our cash position was primarily the net result of:

•	$99.0 million of cash provided by operating activities;

•	$132.9 million additional net borrowings from our credit facility and payments on capital leases;

•	$203.7 million used for the construction of new restaurants, expenditures for facility improvements, acquisition of franchised restaurants, and investments in information technology;

•	$46.1 million used for the repurchase of the Company’s common stock; and

•	$3.6 million in proceeds and the related tax benefit from stock option exercises and purchases of common stock through the employee stock purchase plan.
We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure; pay down debt; opportunistically repurchase our common stock; purchase franchised restaurants; and execute our long-term strategic initiatives.
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
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years (in thousands):

	2016	2015	2014
Net cash provided by operating activities	$98,957	$140,923	$123,581
Net cash used in investing activities	(199,379)	(169,111)	(155,278)
Net cash provided by financing activities	89,333	28,767	37,051
Effect of exchange rate changes on cash and cash equivalents	116	(282)	(54)
Net (decrease) increase in cash and cash equivalents	$(10,973)	$297	$5,300
Operating Cash Flows
Net cash provided by operating activities decreased $41.9 million to $99.0 million in 2016 as compared to $140.9 million in 2015. The decrease was primarily driven by $24.0 million in additional payments to vendors, a $15.4 million decrease in cash generated from restaurant operations, a $4.7 million increase in team member salaries and benefits, a $3.0 million increase in interest payments, $2.7 million paid for restaurant closure costs, and a $1.8 million increase in compensation payments related to prior year’s bonus payout, partially offset by a $9.7 million decrease in income tax payments.
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
Investing Cash Flows
Net cash flows used in investing activities increased $30.3 million from $169.1 million in 2015 to $199.4 million in 2016. The increase over prior year is primarily due to the acquisition of franchised restaurants and increased investment in new restaurant openings, partially offset by decreased investments in restaurant remodels. The following table lists the components of our capital expenditures, net of currency translation effect, for 2016 (in thousands):

Year Ended December 25, 2016
New restaurants	$63,177
Restaurant remodels	55,561
Acquisition of franchised restaurants	39,966
Investment in technology infrastructure and other	25,582
Restaurant maintenance capital	19,447
Total capital expenditures	$203,733

Net cash flows used in investing activities increased $13.8 million from $155.3 million in 2014 to $169.1 million in 2015. The increase over prior year was primarily due to the increased investments in restaurant remodels and technology infrastructure, partially offset a decrease in acquisitions and new restaurant openings.
In 2017, capital expenditures are expected to be between $85 million and $95 million, primarily related to the construction of new restaurants.
Financing Cash Flows
Cash provided by our financing activities increased $60.6 million to $89.3 million in 2016. This increase was primarily due to a $69.9 million increase in net debt borrowings, partially offset by a $6.1 million increase in cash used to repurchase the Company’s common stock, a $2.5 million decrease in net cash proceeds received from exercise of employee stock options and purchase plan and tax benefit from exercise of stock options, and a $0.7 million increase in debt issuance costs.
Cash provided by our financing activities decreased $8.3 million to $28.8 million in 2015. This increase was primarily due to a $13.1 million increase in cash used to repurchase the Company’s common stock, partially offset by a $3.8 million increase in net debt borrowings and a $0.9 million increase in net cash proceeds received from exercise of employee stock options and purchase plan.
Credit Facility.    On June 30, 2016, we replaced the credit facility that we entered into in 2014 with a new credit facility (the “New Credit Facility”) with the same group of lenders. The New Credit Facility provided for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation.
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
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 25, 2016, the Company had outstanding borrowings under the New Credit Facility of $335.5 million, in addition to amounts issued under letters of credit of $8.8 million, which reduced the amount available under the New Credit Facility but are not recorded as debt.
Covenants.    We are subject to a number of customary covenants under the New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, stock repurchases, lease commitments, and dividend payments. We are also required to maintain two financial ratios. First, we are required to maintain a lease adjusted leverage ratio below 4.75x EBITDAR. Secondly, we are required to maintain a fixed charge coverage ratio minimum of 1.25x our fixed charges. As of December 25, 2016, our lease adjusted leverage ratio was 4.35x and our fixed charge coverage ratio was 2.11x. The lease adjusted leverage ratio, fixed charge coverage ratio, EBITDAR, and fixed charges are defined in Section 1.1 of the Credit Agreement for our New Credit Facility, which is filed as Exhibit 10.32 of this Annual Report on Form 10-K.
If we were to experience continuing declines in comparable sales or deterioration in operating cash flows, it could impact our ability to comply with our debt covenant financial ratios, which could accelerate repayment of and impact availability to borrow under the New Credit Facility. In the event this were to occur, we would pursue an amendment of the New Credit Facility with our lenders.
Debt Outstanding.    Total debt and capital lease obligations outstanding increased $137.0 million to $347.8 million at December 25, 2016 from $210.8 million at December 27, 2015, primarily due to the additional borrowings in 2016 to fund restaurant remodels to the Company’s new brand standards and construction of new restaurants, and together with cash flow from operations, to fund the repurchase of $46.1 million of our common stock.

Stock Repurchase.    On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing the repurchase of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.
In 2016, we repurchased 940,034 shares with an average purchase price of $49.02 per share for a total of $46.1 million. In 2015, we repurchased 556,049 shares with an average purchase price of $71.93 per share for a total of $40.0 million. In 2014, we repurchased 463,780 shares with an average purchase price of $57.97 per share for a total of $26.9 million.
Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 25, 2016 (in thousands):

	Payments Due by Period
	Total	2017	2018 - 2019	2020 - 2021	2022 and Thereafter
Long-term debt obligations(1)	$375,631	$13,219	$17,403	$344,069	$940
Capital lease obligations(2)	15,620	1,183	2,366	2,436	9,635
Operating lease obligations(3)	558,331	73,496	136,800	115,982	232,053
Purchase obligations(4)	142,588	101,265	28,954	12,369	—
Other non-current liabilities(5)	9,334	1,341	1,655	1,499	4,839
Total contractual obligations	$1,101,504	$190,504	$187,178	$476,355	$247,467
___________________________________

(1)
Long-term debt obligations primarily represent minimum required principal payments under our credit agreement including estimated interest of $39.0 million based on a 2.65% average borrowing interest rate.

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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe food cost deflation had a positive impact on our financial condition and results of operations during 2016, due primarily to ground beef. Food cost deflation was partially offset by a negative impact of inflation on labor costs in 2016. We believe inflation had a negative impact on our financial condition and results of operations in 2014 and 2015 due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2017, but it is anticipated that inflation will continue to have a negative impact on labor costs in fiscal year 2017.
Seasonality
Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may fluctuate.
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
Impairment of Long-Lived Assets.    Long-lived assets, including restaurant sites, leasehold improvements, and other fixed assets, and amortizable intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.
Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant’s past and present operating performance were reviewed combined with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company’s average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value. During 2016, we determined that 19 Company-owned restaurants were impaired, which resulted in a non-cash impairment charge of $24.4 million. During 2015 and 2014, we impaired two and three Company-owned restaurants for non-cash charges of $0.6 million and $1.2 million.
Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software. During 2016, the Company determined that certain software related to its ERP system was obsolete upon migration to a cloud-based ERP system. The Company also determined that certain software in development for supply chain management would not meet the Company’s requirements if it were implemented. As a result, we recorded a $2.5 million impairment charge to write down the capitalized costs associated with this software. During 2014, we determined that certain software in development related to the supply chain and human resource management modules of our ERP system would not meet the Company’s operating requirements if they were implemented. As the result, we recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.
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
During 2016, the Company changed its assessment date for goodwill impairment from the end of the Company’s fiscal year to the end of its third fiscal quarter. The new assessment date is preferable as it provides the Company additional time to review and complete its goodwill impairment testing prior to the year-end reporting process and results in better alignment with the Company’s long-term budgeting and forecasting process. The change in assessment date did not delay, accelerate, or avoid an impairment charge. In 2016, the Company performed a quantitative assessment and determined that goodwill was not impaired as of October 2, 2016. The Company performed a qualitative assessment as of December 27, 2015, for the 2015 annual impairment evaluation. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, and therefore concluded that goodwill was not impaired as of December 27, 2015.
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

Recent Accounting Pronouncements
Refer to Note 2, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this report.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings, which bear interest at one of the following rates we select: if our borrowings are denominated in U.S. Dollars, an Alternate Base Rate (“ABR”), based on the Prime Rate plus 0.0% to 1.0%, or the London Interbank Offered Rate (“LIBOR”), based on the relevant one, three, or six-month LIBOR, at our discretion, plus 1.0% to 2.0%; if our borrowings are denominated in Canadian Dollars, an ABR based on the Canadian Prime Rate plus 0.0% to 1.0%, or LIBOR, based on the relevant one, three, or six-month LIBOR, at our discretion, plus 1.0% to 2.0%. The spread, or margin, for ABR and LIBOR loans under the New Credit Facility is subject to quarterly adjustment based on our leverage ratio, as defined by the credit agreement. As of December 25, 2016, we had $335.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $3.4 million on an annualized basis.
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
Due to the immateriality of our Canadian restaurant operations, our foreign currency risk is limited at this date. As a result, the Company has not entered into any foreign currency exchange rate contracts to hedge against changes in foreign currency exchange rates on assets and liabilities expected to be settled at a future date. Refer to the “Risk Factors” set forth in Part II, Item 1A of this filing for more information about the market risks to which we are exposed as a result of our foreign operations.
Commodity Price Risks
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of December 25, 2016, approximately 60% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2017. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.:

We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Robin Gourmet Burgers, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Red Robin Gourmet Burgers, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 28, 2014 of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows Red Robin Gourmet Burgers, Inc. and subsidiaries, for the year ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 20, 2015

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 25, 2016	December 27, 2015
Assets:
Current Assets:
Cash and cash equivalents	$11,732	$22,705
Accounts receivable, net	24,166	27,760
Inventories	29,899	28,223
Prepaid expenses and other current assets	27,049	18,052
Total current assets	92,846	96,740
Property and equipment, net	656,439	603,686
Goodwill	95,935	81,957
Intangible assets, net	42,270	39,573
Other assets, net	31,055	18,023
Total assets	$918,545	$839,979
Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade accounts payable	$13,740	$23,392
Construction related payables	12,862	28,692
Accrued payroll and payroll-related liabilities	34,703	47,587
Unearned revenue	50,199	48,392
Accrued liabilities and other current liabilities	29,505	29,610
Total current liabilities	141,009	177,673
Deferred rent	72,431	66,470
Long-term debt	336,375	202,875
Long-term portion of capital lease obligations	10,805	7,441
Other non-current liabilities	9,872	11,209
Total liabilities	570,492	465,668
Stockholders’ Equity:
Common stock; $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,828 and 13,628 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 5,023 and 4,223 shares, at cost	(207,720)	(167,339)
Paid-in capital	208,022	205,995
Accumulated other comprehensive loss, net of tax	(5,008)	(5,379)
Retained earnings	352,741	341,016
Total stockholders’ equity	348,053	374,311
Total liabilities and stockholders’ equity	$918,545	$839,979
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Revenues:
Restaurant revenue	$1,280,669	$1,238,898	$1,129,135
Franchise royalties and fees	11,209	12,526	13,637
Other revenue	4,563	6,168	3,330
Total revenues	1,296,441	1,257,592	1,146,102
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	298,249	304,637	287,221
Labor (includes $181, $115, and $81 of stock-based compensation)	439,232	403,517	372,657
Other operating	173,977	154,344	140,972
Occupancy	107,408	100,007	86,734
Depreciation and amortization	86,695	77,374	64,579
Selling, general, and administrative expenses (includes $4,364, $4,609, and $4,089 of stock-based compensation)	136,859	143,079	132,158
Pre-opening and acquisition costs	8,025	7,008	8,264
Asset impairment and restaurant closure costs	34,426	581	8,833
Total costs and expenses	1,284,871	1,190,547	1,101,418
Income from operations	11,570	67,045	44,684
Other (income) expense:
Interest expense	7,239	3,680	3,045
Interest (income) and other, net	(457)	129	(220)
Total other expenses	6,782	3,809	2,825
Income before income taxes	4,788	63,236	41,859
(Benefit) provision for income taxes	(6,937)	15,532	9,298
Net income	$11,725	$47,704	$32,561
Earnings per share:
Basic	$0.88	$3.40	$2.29
Diluted	$0.87	$3.36	$2.25
Weighted average shares outstanding:
Basic	13,332	14,042	14,237
Diluted	13,462	14,216	14,447
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Net income	$11,725	$47,704	$32,561
Other comprehensive income (loss), net of tax:
Changes in derivative instruments:
Net change in fair value of interest rate swap	—	(3)	(94)
Net loss reclassified into interest expense	—	36	95
Tax expense	—	(13)	—
Net changes in derivative instruments	—	20	1
Foreign currency translation adjustment	371	(3,475)	(1,900)
Other comprehensive income (loss), net of tax	371	(3,455)	(1,899)
Total comprehensive income	$12,096	$44,249	$30,662
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2013	17,851	$18	3,501	$(110,486)	$197,145	$(25)	$260,751	$347,403
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(157)	5,118	(3,049)	—	—	2,069
Excess tax benefit from exercise of stock options	—	—	—	—	2,224	—	—	2,224
Acquisition of treasury stock	—	—	464	(26,884)	—	—	—	(26,884)
Non-cash stock compensation	—	—	—	—	4,297	—	—	4,297
Net Income							32,561	32,561
Other comprehensive loss	—	—	—	—	—	(1,899)	—	(1,899)
Balance, December 28, 2014	17,851	18	3,808	(132,252)	200,617	(1,924)	293,312	359,771
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(141)	4,922	(1,515)	—	—	3,407
Excess tax benefit from exercise of stock options	—	—	—	—	1,980	—	—	1,980
Acquisition of treasury stock	—	—	556	(40,009)	—			(40,009)
Non-cash stock compensation	—	—	—	—	4,913	—	—	4,913
Net income	—	—	—	—	—	—	47,704	47,704
Other comprehensive loss	—	—	—	—	—	(3,455)	—	(3,455)
Balance, December 27, 2015	17,851	18	4,223	(167,339)	205,995	(5,379)	341,016	374,311
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(140)	5,697	(3,001)	—	—	2,696
Excess tax benefit from exercise of stock options	—	—	—	—	411	—	—	411
Acquisition of treasury stock	—	—	940	(46,078)	—	—	—	(46,078)
Non-cash stock compensation	—	—	—	—	4,617	—	—	4,617
Net income	—	—	—	—	—	—	11,725	11,725
Other comprehensive income	—	—	—	—	—	371	—	371
Balance, December 25, 2016	17,851	$18	5,023	$(207,720)	$208,022	$(5,008)	$352,741	$348,053
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Cash Flows From Operating Activities:
Net income	$11,725	$47,704	$32,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,695	77,374	64,579
Gift card breakage	(3,517)	(5,079)	(2,284)
(Benefit) provision for deferred income taxes and benefit from exercise of stock options	(11,929)	2,681	(1,990)
Asset impairment and restaurant closure costs	31,842	581	8,833
Stock-based compensation	4,545	4,724	4,170
Amortization of debt issuance costs and other	555	479	702
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable and other current assets	(3,537)	4,272	(1,279)
Inventory	(1,218)	(2,375)	(1,949)
Other assets	(1,618)	(3,055)	(6,466)
Trade accounts payable, accrued and other liabilities	(22,414)	1,536	12,051
Unearned revenue	5,073	7,909	8,877
Deferred rent	2,755	4,172	5,776
Net cash provided by operating activities	98,957	140,923	123,581
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(163,767)	(166,284)	(107,703)
Acquisition of franchise restaurants, net of cash acquired	(39,966)	(2,532)	(47,511)
Proceeds from sales of real estate and property, plant, and equipment	4,354	—	—
Other investing activities	—	(295)	(64)
Net cash used in investing activities	(199,379)	(169,111)	(155,278)
Cash Flows From Financing Activities:
Borrowings of long-term debt	366,500	415,500	231,000
Payments of long-term debt and capital leases	(233,642)	(352,550)	(171,817)
Purchase of treasury stock	(46,078)	(40,009)	(26,884)
Debt issuance costs	(1,058)	(319)	(690)
Tax benefit from exercise of stock options	411	1,980	2,224
Proceeds from exercise of stock options and employee stock purchase plan	3,200	4,165	3,218
Net cash provided by financing activities	89,333	28,767	37,051
Effect of exchange rate changes on cash and cash equivalents	116	(282)	(54)
Net (decrease) increase in cash and cash equivalents	$(10,973)	$297	$5,300
Cash and cash equivalents, beginning of year	22,705	22,408	17,108
Cash and cash equivalents, end of year	$11,732	$22,705	$22,408
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our”, or the “Company”), primarily develops, operates, and franchises casual-dining restaurants in North America. At December 25, 2016, the Company owned and operated 465 restaurants located in 39 states and two Canadian provinces. The Company also had 86 casual-dining restaurants operated by franchisees in 15 states as of December 25, 2016. The Company operates its business as one operating and one reportable segment.
Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal years 2016, 2015, and 2014 each included 52 weeks, ending on December 25, 2016, December 27, 2015, and December 28, 2014. Fiscal year 2017 will include 53 weeks and will end on December 31, 2017. We refer to our fiscal years as 2017, 2016, 2015, 2014, 2013, and 2012 throughout this Annual Report on Form 10-K.
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
Accounts Receivable—Accounts receivable consists primarily of third-party gift card receivables, tenant improvement allowances, and trade receivables due from franchisees for royalties. At the end of 2016, there was approximately $12.4 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers compared to $13.2 million at the end of 2015. At the end of 2016, there was also approximately $3.8 million related to tenant improvement allowances in accounts receivable compared to $6.6 million at the end of 2015.
Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of 2016 and 2015, food and beverage inventories were $9.8 million and $9.3 million and supplies inventories were $20.1 million and $18.9 million.
Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.2 million in 2016, 2015, and 2014.
The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures, and equipment	5 to 20 years
Computer equipment	2 to 5 years

The Company capitalizes certain overhead related to the development and construction of its new restaurants, remodeling restaurants to the Company’s new brand standards, as well as certain information technology infrastructure upgrades. Capitalized overhead for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 was $4.1 million, $4.1 million, and $3.8 million. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed. No material expense has been incurred in any of the fiscal years presented.
Business Combinations—The Company allocates the purchase price of an acquired business to its net identifiable assets and liabilities based on the estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including the fair value determination of identifiable intangible assets such as reacquired franchise rights, and any other significant assets or liabilities. In making these determinations, the Company may use the assistance of an independent third party valuation specialist.
Goodwill and Intangible Assets, net—Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets comprise primarily leasehold interests, acquired franchise rights, and the costs of purchased liquor licenses. Leasehold interests primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements. The costs of obtaining non-transferable liquor licenses from local government agencies are capitalized and generally amortized over a period of up to 20 years. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets.
Goodwill, which is not subject to amortization, is evaluated for impairment annually, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate that impairment may exist. During 2016, the Company changed its assessment date for goodwill impairment from the end of the Company’s fiscal year to the end of its third fiscal quarter. The new assessment date is preferable as it provides the Company with additional time to review and complete its goodwill impairment testing prior to the year-end reporting process and results in better alignment with the Company’s long-term budgeting and forecasting process. The change in assessment date did not delay, accelerate, or avoid an impairment charge.
Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of our acquisitions.
The Company performed a quantitative assessment and determined that goodwill was not impaired as of October 2, 2016. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company’s stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company’s estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests.
The Company performed a qualitative assessment as of December 27, 2015 for the 2015 annual impairment evaluation. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount, and therefore concluded that goodwill was not impaired as of December 27, 2015.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. No impairment charges were recorded in 2016, 2015, or 2014.
Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including restaurant sites, leasehold improvements, information technology systems and other fixed assets, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Management may also utilize other market information to determine fair value when relevant information is available. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software.
During 2016, 2015, and 2014, the Company recorded impairments of certain long-lived assets. See Note 4, Asset Impairment and Restaurant Closures.
Other Assets, net—Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan and unamortized debt issuance costs on revolving credit facilities. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company’s long term debt. The Company refinanced its credit facility in June 2016 and capitalized an additional $1.1 million of debt issuance costs. Refer to Note 8, Borrowings. Unamortized debt issuance costs at the end of 2016 and 2015 were $2.3 million and $1.7 million.
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
For the fiscal years ended 2016, 2015, and 2014, the Company recognized $3.5 million, $5.1 million and $2.3 million in revenue related to unredeemed gift card breakage. Gift card breakage is included in Other revenue in the Consolidated Statements of Income. Unearned gift card revenue at the end of 2016 and 2015 was $41.0 million and $38.2 million.
The Company typically grants franchise rights to franchisees for a term of 20 years, with the right to extend the term for an additional ten years if various conditions are satisfied by the franchisee. The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 4% of the franchised adjusted gross restaurant sales. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as an accrued liability. Area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee’s reported adjusted sales.
Red Robin Royalty™ deferred revenue primarily relates to a program in which registered members earn an award for a free entrée for every nine entrées purchased. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue in Restaurant revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount. Deferred loyalty revenue, which was included in Unearned revenue in the accompanying Consolidated Balance Sheets, was $9.2 million and $10.2 million at December 25, 2016 and December 27, 2015.
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
Total advertising costs were $37.6 million, $34.8 million, and $29.9 million in 2016, 2015, and 2014, and were primarily included in Selling, general, and administrative expenses.
Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred.
Rent—The Company’s leases generally contain escalating rent payments over the lease term as well as optional renewal periods. The Company accounts for its leases by recognizing rent expense on a straight-line basis over the lease term, which includes reasonably assured renewal periods. The lease term begins when the Company has the right to control the use of the property, which is typically before rent payments are due under the lease agreement. The difference between the rent expense and rent paid is recorded as Deferred rent in the Consolidated Balance Sheets. Rent expense for the period prior to the restaurant opening is expensed in pre-opening costs. Tenant incentives used to fund leasehold improvements are recorded in deferred rent and amortized as reductions of lease rent expense ratably over the lease term.
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
Legal Contingencies—In the normal course of business, we are subject to various legal proceedings and claims, the outcomes of which are uncertain. We record an accrual for legal contingencies when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss. In making such determinations we evaluate, among other things, the probability of an unfavorable outcome and, when we believe it probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. See Note 13, Commitments and Contingencies, for additional details.
Pre-opening Costs—Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant, travel expenses, wages and benefits for the training and opening teams, as well as food, beverage, and other restaurant opening costs incurred prior to a restaurant opening for business.
Income Taxes—Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences and net operating losses, if any, and tax credit carryforwards.
Earnings Per Share—Basic earnings per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock. During 2016, 2015, and 2014, a total of 229 thousand, 61 thousand, and 65 thousand weighted average stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. The Company uses the treasury stock method to calculate the impact of outstanding stock options.
The computations for basic and diluted earnings per share for the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 are as follows (in thousands, except per share data):

	2016	2015	2014
Net income	$11,725	$47,704	$32,561
Shares:
Basic weighted average shares outstanding	13,332	14,042	14,237
Dilutive effect of stock options and awards	130	174	210
Diluted weighted average shares outstanding	13,462	14,216	14,447
Earnings per share:
Basic	$0.88	$3.40	$2.29
Diluted	$0.87	$3.36	$2.25
Comprehensive Income—Comprehensive income consists of the net income or loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss as presented in the Consolidated Statements of Stockholders’ Equity for 2016, 2015, and 2014 consisted of the foreign currency translation adjustment and the unrealized loss, net of tax, on the Company’s cash flow hedge, which expired in June 2015. See Note 9, Derivative and Other Comprehensive Income.
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
Deferred Compensation (Income) Expense—The Company has assets and liabilities related to a deferred compensation plan. The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Increases in the market value of the investments held in the trust result in the recognition of deferred compensation expense reported in Selling, general, and administrative expenses and recognition of investment gain reported in Interest income and other, net, in the Consolidated Statements of Income. Decreases in the market value of the investments held in the trust result in the recognition of a reduction to deferred compensation expense and recognition of investment loss reported in Interest income and other, net, in the Consolidated Statements of Income. We recognized deferred compensation expense and investment income of $0.6 million in 2016, an immaterial amount in 2015, and $0.3 million in 2014. See Note 17, Employee Benefit Programs, for additional details.
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
2. Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation and disclosure of restricted cash in the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company will adopt this guidance when required, beginning with its fiscal first quarter 2017, but does not expect this adoption to have a material effect on presentation in the consolidated statements of cash flows.
In August 2016, the FASB issued guidance on cash flow classification of certain cash receipts and cash payments. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating the impact of this guidance but does not expect adoption of the guidance to have a material effect on presentation in the consolidated statements of cash flows.

In March 2016, the FASB issued guidance on stock-based compensation, which changes the accounting for, and classification of, excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. The Company will adopt this guidance on a prospective basis beginning with its fiscal first quarter 2017.
In February 2016, the FASB issued new guidance on accounting for leases. This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. Early adoption is permitted. We are in the process of selecting a new lease management system and will transition to this system in 2017, which we expect will facilitate our adoption of the new guidance. The Company will adopt this guidance beginning with its fiscal first quarter 2019. We are evaluating the full impact this guidance will have on our consolidated financial statements, but the Company expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet.
In May 2014, the FASB issued guidance, as amended by multiple updates, outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We have determined the new revenue recognition standard will not have an impact on our recognition of food and beverage sales from Company-owned restaurants or our recognition of royalty fees from franchisees. The Company does not expect the impact of recognizing initial franchise fees over the franchise agreement period and recognizing advertising upon adoption of this standard to have a material effect on our consolidated financial statements. The Company will adopt this guidance beginning with its fiscal first quarter 2018 and will apply the guidance retrospectively to each prior period presented.
3. Acquisitions of Red Robin Franchised Restaurants

The Company acquires franchised restaurants from time to time. On March 21, 2016, the Company acquired 13 restaurants, including real estate at five of the locations, from one of its U.S. franchisees for a purchase price of $40.0 million in cash. During the fourth quarter of 2016, the Company finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair Value at Acquisition Date
Property and equipment	18,762
Intangible assets	6,540
Deferred tax assets	3,473
Deferred tax liabilities	(2,783)
Goodwill	13,679
Other assets and liabilities, net	331
Total purchase price	40,002
Of the $18.8 million in property and equipment, $6.3 million is related to land. Of the $6.5 million of intangible assets, $5.6 million is related to reacquired franchise rights, which will be amortized on a straight-line basis over a weighted average of 15 years, and $0.9 million is related to acquired favorable leases.
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
4. Asset Impairment and Restaurant Closures
Restaurant Impairment
During 2016, the Company determined that 19 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $24.4 million. During 2015 and 2014, the Company impaired long-lived assets of two and three Company-owned restaurants, and recognized non-cash impairment charges of $0.6 million and $1.2 million.
The Company recognized the impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. The fair value measurement for asset impairment is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement. Each restaurant’s past and present operating performance was reviewed combined with projected future results, primarily through projected undiscounted cash flows. The Company compared the carrying amount of each restaurant’s assets to its fair value as estimated by management. The fair value of the long-lived assets is generally determined using a discounted cash flow projection model. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value.
In addition, the Company recognized a $0.8 million asset impairment charge due to the relocation of a restaurant during 2016. No impairments were recorded in 2015 or 2014 related to the relocation of restaurants.
Impairment of Software
During the fourth quarter of 2016, the Company determined certain software related to its Enterprise Resource Planning (“ERP”) system would be obsolete upon migration to a cloud-based ERP system in 2017. The Company also determined certain software in development for supply chain management would not meet the Company’s requirements if it were implemented. As a result, the Company recorded a $2.5 million impairment charge to write down the capitalized costs associated with this software.
No impairments related to software in development or use were recorded in 2015. During 2014, the Company determined certain software in development related to the supply chain and human resource management modules of an ERP system would not meet the Company’s requirements if they were implemented. As a result, the Company recorded a $7.6 million impairment charge to write down the capitalized costs associated with the supply chain and human resource management system modules.
Restaurant Closures
During 2016, the Company closed nine Red Robin Burger Works restaurants, a smaller non-traditional prototype with a limited menu and limited service, that were underperforming relative to Company expectations and recognized $6.7 million of restaurant closure costs, which comprised $3.7 million in fixed asset disposal costs; $2.7 million in charges related to future lease obligations and contract termination costs; and immaterial termination benefits, inventory write off costs, and other closure-related costs.
During 2016, the Company closed two Red Robin restaurants at the end of their lease terms, closed one Red Robin restaurant and sold the property for an immaterial loss, and temporarily closed one Red Robin restaurant that is expected to reopen in 2017. During 2015, the Company closed one Red Robin restaurant at the end of its lease term. In 2014, the Company closed three Red Robin restaurants that were underperforming relative to Company expectations and temporarily closed one Red Robin restaurant due to public construction which reopened in 2015. The three restaurants permanently closed in 2014 had been impaired in 2013. The Company recorded immaterial restaurant closure expenses in 2015 and 2014.
The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The Company allocates goodwill to disposed restaurants, if necessary. No goodwill was allocated to the restaurants that were closed in 2016, 2015, or 2014, because those restaurants did not have positive cash flow and consequently did not have positive fair value.
5. Property and Equipment
Property and equipment consist of the following at December 25, 2016 and December 27, 2015 (in thousands):

	2016	2015
Land	$41,266	$34,461
Buildings	107,435	86,229
Leasehold improvements	693,258	658,173
Furniture, fixtures and equipment	360,749	310,668
Restaurant property leased to others	—	4,554
Construction in progress	26,240	22,486
	1,228,948	1,116,571
Accumulated depreciation and amortization	(572,509)	(512,885)
Property and equipment, net	$656,439	$603,686
Depreciation and amortization expense on property and equipment, including assets under capital lease, was $81.6 million in 2016, $72.6 million in 2015, and $60.6 million in 2014.
6. Goodwill and Intangible Assets
The following table presents goodwill as of December 25, 2016 and December 27, 2015 (in thousands).

	2016	2015
Balance at beginning of year	$81,957	$84,115
Acquisition	13,679	295
Foreign currency translation adjustment	299	(2,453)
Balance at end of year	$95,935	$81,957
The Company recorded no goodwill impairment losses in the periods presented in the above table or any prior periods. During 2016, the Company acquired 13 restaurants from a franchisee and finalized the purchase price accounting during the fourth quarter of 2016. During 2015, the Company acquired one restaurant from a franchisee. Refer to Note 3, Acquisitions of Red Robin Franchised Restaurants, for details of the acquisitions.
The following table presents intangible assets as of December 25, 2016 and December 27, 2015 (in thousands):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$55,902	$(27,306)	$28,596	$50,878	$(23,904)	$26,974
Leasehold interests	13,931	(7,400)	6,531	12,991	(6,643)	6,348
Liquor licenses	10,253	(9,857)	396	10,168	(9,751)	417
	$80,086	$(44,563)	$35,523	$74,037	$(40,298)	$33,739
Indefinite-lived intangible assets:
Liquor licenses	$6,747	$—	$6,747	$5,834	$—	$5,834
Intangible assets, net	$86,833	$(44,563)	$42,270	$79,871	$(40,298)	$39,573
No impairment charges were recorded related to indefinite-lived intangibles in 2016, 2015, or 2014. There were immaterial impairments of franchise rights and liquor licenses related to the 19 restaurants impaired in 2016, and immaterial impairments of franchise rights and leasehold interests related to the three restaurants impaired in 2014, which are discussed in Note 4, Asset Impairment and Restaurant Closures. There were no other impairments of intangible assets subject to amortization in 2016, 2015, or 2014.

The aggregate amortization expense related to intangible assets subject to amortization for 2016, 2015, and 2014 was $5.1 million, $4.7 million, and $3.9 million.
The estimated aggregate future amortization expense as of December 25, 2016 is as follows (in thousands):

2017	$4,473
2018	4,262
2019	4,216
2020	3,695
2021	3,263
Thereafter	15,614
$35,523
7. Accrued Payroll and Payroll-related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 25, 2016 and December 27, 2015 (in thousands):

	2016	2015
Payroll and payroll-related taxes	$17,009	$16,539
Workers compensation insurance	6,907	7,095
Accrued vacation	5,736	5,085
Corporate and restaurant variable compensation	2,146	16,215
Other	2,905	2,653
	$34,703	$47,587
Accrued liabilities and other current liabilities consist of the following at December 25, 2016 and December 27, 2015 (in thousands):

	2016	2015
State and city sales taxes	$6,703	$7,677
General liability insurance	5,667	4,854
Real estate, personal property, state income, and other taxes payable	3,579	3,091
Utilities	2,833	2,890
Other	10,723	11,098
	$29,505	$29,610
8. Borrowings
Borrowings as of December 25, 2016 and December 27, 2015 are summarized below (in thousands):

	2016		2015
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility and other long-term debt	$336,375	2.65%	$202,875	1.82%
Capital lease obligations	11,463	4.73%	7,972	4.89%
Total debt and capital lease obligations	347,838		210,847
Less: Current portion	(658)		(531)
Long-term debt and capital lease obligations	$347,180		$210,316

Maturities of long-term debt and capital lease obligations as of December 25, 2016 are as follows (in thousands):

2017	$658
2018	697
2019	739
2020	796
2021	336,391
Thereafter	8,557
$347,838
On June 30, 2016, the Company replaced its existing credit facility with a new credit facility (the “New Credit Facility”) with the same group of lenders which provided for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and included an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation.
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
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 25, 2016, the Company had outstanding borrowings under the New Credit Facility of $335.5 million, in addition to amounts issued under letters of credit of $8.8 million, which reduced the amount available under the credit facility but were not recorded as debt.
Loan origination costs associated with New Credit Facility were $1.1 million and are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets, except for the current portion of these costs which is included in Prepaid expenses and other current assets. Unamortized debt issuance costs were $2.3 million and $1.7 million as of December 25, 2016 and December 27, 2015.
The Company is subject to a number of customary covenants under its New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of December 25, 2016.
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
The Company had no active derivative financial instruments at December 25, 2016 or December 27, 2015. The Company had one interest rate swap that was highly effective during 2015 until it matured on June 30, 2015. The loss on the interest rate swap designated as a cash flow hedge recognized in other comprehensive loss and reclassifications from Accumulated other comprehensive loss to earnings during 2015 were immaterial.
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
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. See Note 17, Employee Benefit Programs. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in Other assets, net in the accompanying Consolidated Balance Sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The value of the deferred compensation plan liability is dependent upon the fair value of the assets held in the rabbi trust and therefore is not measured at fair value.
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 25, 2016 and December 27, 2015 (in thousands):

	December 25, 2016	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,165	$9,165	$—	$—
Total assets measured at fair value	$9,165	$9,165	$—	$—

	December 27, 2015	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,863	$6,863	$—	$—
Total assets measured at fair value	$6,863	$6,863	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
Other than as disclosed in Note 3, Acquisitions of Red Robin Franchised Restaurants, and Note 4, Asset Impairment and Restaurant Closures, as of December 25, 2016 and December 27, 2015, the Company had no non-financial assets or liabilities that were measured using level 3 inputs.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying Consolidated Balance Sheets. For disclosure purposes, the Company estimated the fair value of the credit facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments. The following table presents the carrying value and estimated fair value of Company’s credit facility and capital lease obligations as of December 25, 2016 and December 27, 2015 (in thousands):

	December 25, 2016		December 27, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$335,500	$335,611	$202,000	$201,829
Capital lease obligations	11,463	12,917	7,972	9,177
Total	$346,963	$348,528	$209,972	$211,006
11. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2016	2015	2014
Cash paid during the year for:
Income taxes	$4,651	$14,346	$12,827
Interest, net of amounts capitalized	6,462	3,754	3,370
Non-cash investing and financing activities:
Change in construction related payables	(15,830)	13,040	970
Capital lease obligations incurred for real estate and equipment purchases	4,133	—	—
12. Income Taxes
Income before income taxes includes the following components for the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 (in thousands):

	2016	2015	2014

U.S.	$7,806	$64,668	$42,898
Foreign	(3,018)	(1,432)	(1,039)
	$4,788	$63,236	$41,859
The provision (benefit) for income taxes for the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 consist of the following (in thousands):

	2016	2015	2014
Current:
Federal	$2,503	$6,427	$5,169
State	2,078	4,455	3,895
Foreign	—	—	—
Deferred:
Federal	(9,407)	4,013	1,146
State	(2,300)	(1)	(649)
Foreign	189	638	(263)
	$(6,937)	$15,532	$9,298

The reconciliation between the income tax provision and the amount of income tax computed by applying the U.S. federal statutory rate to income before the provision for income taxes as shown in the accompanying Consolidated Statements of Income for fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 is as follows:

	2016	2015	2014
Tax provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	(3.0)	4.3	5.1
FICA tip tax credits	(183.8)	(12.8)	(16.0)
Foreign taxes versus U.S statutory rate	6.7	0.3	(0.1)
Valuation allowance on deferred income tax assets	19.3	1.5	—
Other tax credits	(27.7)	(3.6)	(2.3)
Meals and entertainment	6.6	0.6	0.6
Other	2.0	(0.7)	(0.1)
Effective tax rate	(144.9)%	24.6%	22.2%
The decrease in the Company’s effective tax rate in 2016 is primarily attributable to decrease in earnings before income tax as well as an increase in the FICA tip tax credit. The increase in the Company’s effective tax rate in 2015 from 2014 was primarily attributable to the increase in earnings partially offset by an increase in the FICA tip tax credit.
The Company’s federal and state deferred taxes at December 25, 2016 and December 27, 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets and (liabilities), net:
Deferred rent	20,039	17,978
Stock-based compensation	7,500	6,980
General business and other tax credits	13,982	3,275
Alternative minimum tax credits	1,241	1,262
Accrued compensation and related costs	9,431	11,862
Advanced payments	3,809	3,024
Other non-current deferred tax assets	4,696	4,277
Other non-current deferred tax liabilities	(2,790)	(1,181)
Goodwill	(12,004)	(9,572)
Property and equipment	(16,459)	(24,792)
Franchise rights	(840)	744
Prepaid expenses	(6,046)	(4,736)
Supplies inventory	(7,495)	(7,089)
Subtotal	15,064	2,032
Valuation Allowance	(2,323)	(1,910)
Net deferred tax asset (liability)	12,741	122
Non-current deferred tax asset	13,206	397
Non-current deferred tax liability	(465)	(275)
Total	12,741	122
Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. Based on the Company’s evaluation of its deferred tax assets, as of December 25, 2016, a valuation allowance of approximately $2.3 million has been recorded against the deferred tax asset for state income tax credits and the deferred taxes of our foreign subsidiary, including the net operating loss carry forward, in order to measure only the portion of the deferred tax assets that more likely than not will be realized. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

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
The Company has federal alternative minimum tax credits of $1.2 million available with no expiration date. The Company also has general business and other tax credits totaling $14.0 million available to offset future taxes which expire through 2036.
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal and state returns are the 2011 through 2016 tax years.
The following table summarizes the Company’s unrecognized tax benefits at December 25, 2016 and December 27, 2015 (in thousands):

	2016	2015
Beginning of year	$228	$319
Increase due to current year tax positions	—	57
Due to decrease to a position taken in a prior year	—	(100)
Settlements	(12)	—
Reductions related to lapses	(46)	(48)
End of year	$170	$228
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.2 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next twelve months, other than nominal tax settlements.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Interest income and other, net, and interest paid or received is recorded in Interest expense in the Consolidated Statements of Income. The Company recorded nominal interest expense on the identified tax liabilities in 2016, 2015, and 2014, and no penalties were recorded in those fiscal years.

13. Commitments and Contingencies
Commitments
Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company’s operating leases have remaining non-cancelable terms ranging from less than one year to more than 15 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases for the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 are as follows (in thousands):

	2016	2015	2014
Minimum rent	$73,605	$67,078	$58,083
Contingent rent	1,676	2,264	2,239
Equipment rent under operating leases	1,052	791	895
	$76,333	$70,133	$61,217
Prior to 2016, the Company leased certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Rental income was immaterial for 2016, 2015, and 2014.
Future minimum lease commitments under all leases as of December 25, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases
2017	$1,183	$73,496
2018	1,183	70,903
2019	1,183	65,897
2020	1,196	61,110
2021	1,240	54,872
Thereafter	9,635	232,053
Total	15,620	$558,331
Less amount representing interest	(4,157)
Present value of future minimum lease payments	11,463
Less current portion	(658)
Long-term capital lease obligations	$10,805
Future minimum rental income is immaterial. At the end of 2016 and 2015, property and equipment included $29.3 million and $19.0 million of assets under capital lease, and $10.5 million and $9.1 million of related accumulated depreciation.
Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include claims resulting from “slip and fall” accidents, employment related claims and claims alleging illness, injury, or other food quality, health, or operational issues. Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. We review the adequacy of accruals and disclosures pertaining to litigation matters each quarter and year end in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements. While it is not possible to predict the outcome of these other suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the consolidated financial statements. During 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims. The Company had $2.0 million and $0.1 million of liabilities recorded for various legal contingencies as of December 25, 2016 and December 27, 2015.

14. Franchise Operations
Results of franchise operations included in the Consolidated Statements of Income for the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 consist of the following (in thousands):

	2016	2015	2014
Franchise royalties and fees:
Royalty income	$11,196	$12,478	$13,540
Franchise fees	13	48	97
Total franchise royalties and fees	$11,209	$12,526	$13,637
The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 4% of the franchised restaurant sales pursuant to the franchise agreements. Franchise fee revenue is recognized when all material obligations and initial services to be provided by the Company have been performed, generally upon the opening of the new restaurant. Until earned, these fees are accounted for as deferred revenue. Area development fees are dependent upon the number of restaurants in the territory as well as the Company’s obligations under the area franchise agreement. Consequently, as the Company’s obligations are met, area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee’s reported adjusted sales.
15. Stockholders’ Equity
On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to $100 million of the Company’s common stock. This authorization became effective on February 11, 2016, and will terminate upon completing the repurchase of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In 2016, the Company purchased 940,034 shares with an average purchase price of $49.02 per share for a total of $46.1 million.
On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $50 million of the Company’s common stock. In 2015, the Company purchased 556,049 shares under this authorization, with an average purchase price of $71.93 per share for a total of $40.0 million.
On November 15, 2012, the Company’s board of directors authorized a repurchase of up to $50 million of the Company’s common stock. In 2014, the Company purchased 463,780 shares under this authorization, with an average purchase price of $57.97 per share for a total of $26.9 million.
16. Stock Incentive Plans
In 2007, the Company’s stockholders approved the 2007 Performance Incentive Plan which was amended and restated in 2008 and 2011 (the “2007 Stock Plan”). The 2007 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), restricted stock, stock variable compensation and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards pursuant to the plan. Persons eligible to receive awards under the 2007 Stock Plan include officers and employees of the Company and any of the Company’s subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2007 Stock Plan is 2,074,600 shares. Vesting of the awards under the 2007 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon the occurrence of a change in control, no award will vest unless such officers’ employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. The 2007 Stock Plan terminates on April 4, 2021, unless terminated earlier by the Company’s board of directors. As of December 25, 2016, options to acquire a total of 408,445 shares of the Company’s common stock remained outstanding under this plan of which 196,724 were vested. As of December 25, 2016, no options to acquire the Company’s common stock remained outstanding under any previous stock incentive plans.
Total stock-based compensation costs recognized in 2016, 2015, and 2014 were $4.5 million, $4.7 million, and $4.2 million, with related income tax benefits of $0.4 million, $2.0 million, and $1.7 million. As of December 25, 2016, there was $4.3 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of approximately 1.4 years for stock options and 1.1 years for the restricted stock units. As of December 25, 2016, all performance-based stock units and restricted stocks were vested.
Stock Options
The tables below summarize the status of the Company’s stock option plans (in thousands, except per share data and exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 27, 2015	395	$46.04
Granted	160	60.57
Forfeited/expired	(54)	65.23
Exercised	(93)	25.82
Outstanding, December 25, 2016	408	$53.82

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 25, 2016	408	$53.82	6.89	$3,922
Vested and expected to vest as of December 25, 2016 (1)	383	$53.26	6.74	$3,865
Exercisable as of December 25, 2016	197	$42.86	5.01	$3,472
___________________________________
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model for the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 were as follows:

	2016	2015	2014
Risk-free interest rate	1.2%	1.4%	1.7%
Expected years until exercise	4.5	4.8	5.7
Expected stock volatility	39.0%	40.6%	44.6%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$20.45	$29.71	$30.70
Total intrinsic value of options exercised (in thousands)	$2,624	$4,414	$3,954
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
Time-Based RSUs
During 2016, 2015, and 2014, the Company issued time-based restricted stock units (RSUs) to certain employees as permitted under the 2007 Stock Plan. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs granted to employees typically vest in equal installments over four years. For the Company’s board of directors, RSUs granted in 2014 vest in equal installments over three years, while RSUs granted in 2015 and 2016 vest in full on the one-year anniversary date of grant date. Upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.
The table below summarizes the status of the Company’s time-based RSUs under the 2007 Stock Plan (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 27, 2015	75	$67.74
Awarded	60	57.08
Forfeited	(15)	69.14
Vested	(38)	64.65
Outstanding, December 25, 2016	82	$61.16
Long-Term Cash Incentive Plan
In 2011, the Company began a long-term cash incentive program. The long-term cash incentive plan is based on operational metrics with a three-year performance period. Compensation expense is recognized over the performance period based on the plan-to-date performance achievement. The awards cliff vest at the end of each three-year performance cycle. In 2016, the Company reversed $2.3 million of its long-term cash incentive plan liability upon determining that certain performance metrics were not probable of being achieved. In 2015 and 2014, the Company recorded $3.3 million and $0.8 million compensation expenses related to this program.
In 2016, the Company paid out $3.4 million cash awards related to achievement of the performance metrics of the 2013 long-term cash incentive plan. In 2015, the Company paid out $1.8 million cash awards related to achievement of the performance metrics of the 2012 long-term cash incentive plan. In 2014, the Company paid out $2.4 million cash awards related to achievement of the performance metrics of the 2011 long-term cash incentive plan. At December 25, 2016 and December 27, 2015, a $0.7 million and $6.3 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities in the accompanying Consolidated Balance Sheets.
17. Employee Benefit Programs
Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. The Company may make matching contributions in an amount determined by the board of directors. In 2016, the board of directors authorized matching contributions equal to 50% of the first 4% of compensation that is deferred by the participant, an increase from the previous matching contributions equal to 25% of the first 4% of compensation deferred by the participant. The Company recognized an immaterial matching contribution expense in 2016, 2015, and 2014.
The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value. See Note 10, Fair Value Measurements. Changes in the market value of the investments held in the trust result in the recognition of a corresponding gain or loss reported in Interest income and other, net in the Consolidated Statements of Income. A corresponding change in the liability associated with the deferred compensation plan results in an offsetting deferred compensation expense, or reduction of expense, reported in Selling, general, and administrative expenses in the Consolidated Statements of Income. The Company recognized deferred compensation expense of $0.6 million in 2016, an immaterial amount in 2015, and $0.3 million in 2014. As of December 25, 2016 and December 27, 2015, $9.2 million and $6.9 million of deferred compensation assets is included in Other assets, net and $9.2 million and $6.9 million of deferred compensation plan liability is included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

Employee Stock Purchase Plan—In 2002, the Company adopted an Employee Stock Purchase Plan under which eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan which operates in successive six month periods commencing on each January 1 and July 1 of each fiscal year. A total of 300,000 shares of common stock are available for issuance under this plan. The Company has issued a total of 269,416 shares under this plan, including 17,485 shares that were issued in 2016. A total of 30,584 shares remain available for future issuance.
For 2016, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 0.55% risk-free interest rate; 0.5 year expected life; expected volatility of 37.64%; and a 0% dividend yield. The weighted average fair value per share at grant date was $9.29. For 2015, the average assumptions used in the model included a 0.46% risk-free interest rate, 0.5 year expected life, expected volatility of 39.73%, and a 0% dividend yield. The weighted average fair value per share at grant date was $13.37. The Company recognized $0.2 million of compensation expense related to this plan in each of fiscal years 2016, 2015, and 2014.
Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (“401K Plan”) which covers eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2016, the board of directors authorized matching contributions equal to 50% of the first 4% of compensation that is deferred by the participant, an increase from the Company’s previous matching contributions equal to 25% of the first 4% of compensation deferred by the participant. The Company recognized matching contribution expense of $0.6 million in 2016, $0.3 million in 2015, and $0.3 million in 2014.
18. Quarterly Results of Operations (unaudited)
The following tables summarize the unaudited consolidated quarterly financial information for fiscal years 2016 and 2015 (in thousands, except per share data):

2016	Q1(1) (16 weeks)	Q2 (2) (12 weeks)	Q3 (3) (12 weeks)	Q4 (4) (12 weeks)	2016 (52 weeks)
Total revenues	$402,126	$305,549	$297,307	$291,459	$1,296,441
Income (loss) from operations	$20,175	$10,415	$(4,235)	$(14,785)	$11,570
Net income (loss)	$14,225	$7,552	$(1,300)	$(8,752)	$11,725
Basic earnings (loss) per share	$1.04	$0.56	$(0.10)	$(0.68)	$0.88
Diluted earnings (loss) per share	$1.03	$0.55	$(0.10)	$(0.68)	$0.87

2015	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (5) (12 weeks)	2015 (52 weeks)
Total revenues	$394,901	$292,979	$283,412	$286,300	$1,257,592
Income from operations	$23,845	$16,480	$11,705	$15,015	$67,045
Net income	$16,565	$11,166	$8,282	$11,691	$47,704
Basic earnings per share	$1.18	$0.79	$0.59	$0.85	$3.40
Diluted earnings per share	$1.16	$0.78	$0.58	$0.84	$3.36
___________________________________

(1)	During the first quarter of 2016, the Company recognized a pre-tax non-cash impairment charge of $0.8 million due to the relocation of a restaurant.

(2)	During the second quarter of 2016, six Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $3.9 million for these restaurants.

(3)
During the third quarter of 2016, two Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $3.8 million for these restaurants. The Company also recorded $5.5 million in restaurant closure costs related to the closure of nine Red Robin Burger Works restaurants.

(4)
During the fourth quarter of 2016, sixteen Company-owned restaurants, including five restaurants previously impaired during 2016, were impaired. In addition, the Company determined that certain software related to the Company’s ERP system and software in development for supply chain management were impaired. The Company recognized a pre-tax non-cash impairment charge of $19.3 million for these restaurants and software. During the fourth quarter of 2016, the Company also recorded $1.2 million in additional restaurant closure costs related to the Burger Works closures in the third quarter of 2016.

(5)	During the fourth quarter of 2015, two Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $0.6 million for these restaurants.
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
During the first quarter of 2016, the Company implemented a new human resources and payroll system, which resulted in changes to certain of the Company’s processes and procedures for internal control over financial reporting. The Company has conducted pre-implementation and post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 25, 2016, the Company’s internal control over financial reporting is effective.
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

We have audited Red Robin Gourmet Burgers, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Red Robin Gourmet Burgers, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and our report dated February 21, 2017 expressed and unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 21, 2017

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
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual stockholders’ meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual stockholders’meeting and is hereby incorporated by reference in this report.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual stockholders’ meeting and is hereby incorporated by reference in this report.

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

(10.11)*
Form of Red Robin Gourmet Burgers, Inc. Cash Incentive Plan Performance Based Cash Award Agreement. Incorporated by reference to Exhibit 10.11 to our Annual Report on From 10-K filed on February 19, 2016.

(10.12)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2014.

(10.13)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2014.

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

(10.18)*
Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan As Amended and Restated on December 15, 2015. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on February 19, 2016.

(10.19)*
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

(10.22)*
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

(10.24)	Credit Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2012.

(10.25)	Security Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2012.

(10.26)	Credit Agreement, dated July 2, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 10, 2014.

(10.27)	First Amendment to Credit Agreement, dated as of December 21, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2015.

Exhibit Number	Description
(10.28)	Security Agreement, dated July 2, 2014. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 10, 2014.

(10.29)*	Red Robin Gourmet Burgers, Inc. Cash Incentive Plan, effective as of May 28, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2015.

(10.30)*
Amendment to Employment Agreement by and between Red Robin Gourmet Burgers, Inc., and Jonathan A. Muhtar, dated March 31, 2016. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 18, 2016.

(10.31)	Second Amendment to Credit Agreement, dated March 11, 2016. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 18, 2016.

(10.32)	Credit Agreement, dated June 30, 2016. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2016.

(10.33)	Security Agreement, dated June 30, 2016. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 5, 2016.

(10.34)*
First Amendment to Employment Agreement between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 8, 2016. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2016.

(10.35)*
Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 8, 2016. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2016.

10.36*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Carin L. Stutz, dated April 29, 2016.

10.37*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Guy J. Constant, dated December 13, 2016.

(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2010.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description
101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 25, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 25, 2016 and December 27, 2015; (ii) Consolidated Statements of Income for the years ended December 25, 2016, December 27, 2015, and December 28, 2014; (iii)  Consolidated Statements of Stockholders’ Equity for the years ended December 25, 2016, December 27, 2015, and December 28, 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 25, 2016, December 27, 2015, and December 28, 2014; and (v) the Notes to Consolidated Financial Statements.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 21, 2017	By:	/s/ DENNY MARIE POST
(Date)		Denny Marie Post (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNY MARIE POST	Chief Executive Officer (Principal Executive Officer and Director)	February 21, 2017
Denny Marie Post

/s/ GUY J. CONSTANT	Chief Financial Officer (Principal Financial Officer)	February 21, 2017
Guy J. Constant

/s/ TERRY D. HARRYMAN	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2017
Terry D. Harryman

/s/ PATTYE L. MOORE	Chairperson of the Board	February 21, 2017
Pattye L. Moore

/s/ ROBERT B. AIKEN	Director	February 21, 2017
Robert B. Aiken

/s/ CAMMIE W. DUNAWAY	Director	February 21, 2017
Cammie W. Dunaway

/s/ LLOYD L. HILL	Director	February 21, 2017
Lloyd L. Hill

/s/ RICHARD J. HOWELL	Director	February 21, 2017
Richard J. Howell

/s/ GLENN B. KAUFMAN	Director	February 21, 2017
Glenn B. Kaufman

/s/ STUART I. ORAN	Director	February 21, 2017
Stuart I. Oran
/s/ KALEN F. HOLMES	Director	February 21, 2017
Kalen F. Holmes

/s/ STEVEN K. LUMPKIN	Director	February 21, 2017
Steven K. Lumpkin

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