Form 10-Q
period 2017-04-16
RED ROBIN GOURMET BURGERS INC
filed 2017-05-17
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 16, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2017
Common Stock, $0.001 par value per share	12,869,719

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	April 16, 2017	December 25, 2016
Assets:
Current assets:
Cash and cash equivalents	$22,239	$11,732
Accounts receivable, net	14,239	24,166
Inventories	29,736	29,899
Prepaid expenses and other current assets	16,586	27,049
Total current assets	82,800	92,846
Property and equipment, net	656,418	656,439
Goodwill	95,935	95,935
Intangible assets, net	41,708	42,270
Other assets, net	31,301	31,055
Total assets	$908,162	$918,545
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$19,257	$13,740
Construction related payables	15,923	12,862
Accrued payroll and payroll-related liabilities	38,156	34,703
Unearned revenue	37,612	50,199
Accrued liabilities and other	39,741	29,505
Total current liabilities	150,689	141,009
Deferred rent	73,191	72,431
Long-term debt	300,875	336,375
Long-term portion of capital lease obligations	10,633	10,805
Other non-current liabilities	11,150	9,872
Total liabilities	546,538	570,492
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,872 and 12,828 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,979 and 5,023 shares, at cost	(205,881)	(207,720)
Paid-in capital	207,975	208,022
Accumulated other comprehensive loss, net of tax	(4,796)	(5,008)
Retained earnings	364,308	352,741
Total stockholders’ equity	361,624	348,053
Total liabilities and stockholders’ equity	$908,162	$918,545
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Revenues:
Restaurant revenue	$413,451	$396,770
Franchise royalties, fees, and other revenues	5,106	5,356
Total revenues	418,557	402,126
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	94,607	92,325
Labor	145,519	132,984
Other operating	54,680	49,708
Occupancy	33,119	32,498
Depreciation and amortization	28,044	23,951
Selling, general, and administrative expenses	43,275	43,388
Pre-opening and acquisition costs	1,855	2,372
Other charges	—	4,725
Total costs and expenses	401,099	381,951

Income from operations	17,458	20,175
Other expense:
Interest expense, net and other	2,984	1,638
Income before income taxes	14,474	18,537
Provision for income taxes	2,907	4,312
Net income	$11,567	$14,225
Earnings per share:
Basic	$0.90	$1.04
Diluted	$0.89	$1.03
Weighted average shares outstanding:
Basic	12,853	13,635
Diluted	12,953	13,783
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Net income	$11,567	$14,225
Foreign currency translation adjustment	$212	1,480
Other comprehensive income, net of tax	$212	$1,480
Total comprehensive income	$11,779	$15,705
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Cash flows from operating activities:
Net income	$11,567	$14,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,044	23,951
Other charges	—	825
Stock-based compensation expense	886	2,090
Other, net	(435)	(1,201)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable and other current assets	21,212	14,286
Trade accounts payable and accrued liabilities	19,279	174
Unearned revenue	(11,219)	(12,702)
Other operating assets and liabilities, net	621	852
Net cash provided by operating activities	69,955	42,500
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(24,548)	(52,149)
Acquisition of franchise restaurants, net of cash acquired	—	(39,984)
Other investing activities	113	—
Net cash used in investing activities	(24,435)	(92,133)
Cash flows from financing activities:
Borrowings of long-term debt	44,500	137,000
Payments of long-term debt and capital leases	(80,163)	(85,671)
Debt issuance costs	(664)	—
Tax benefit from exercise of stock options	—	94
Proceeds from exercise of stock options and employee stock purchase plan	1,212	592
Net cash provided by financing activities	(35,115)	52,015
Effect of exchange rate changes on cash	102	80
Net change in cash and cash equivalents	10,507	2,462
Cash and cash equivalents, beginning of period	11,732	22,705
Cash and cash equivalents, end of period	$22,239	$25,167

Supplemental disclosure of cash flow information
Income taxes paid	$116	$1,046
Interest paid, net of amounts capitalized	$3,127	$1,484
Change in construction related payables	$3,061	$7,768
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of April 16, 2017, the Company owned and operated 469 restaurants located in 39 states and two Canadian provinces. The Company also had 87 franchised full-service restaurants in 15 states as of April 16, 2017. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 25, 2016 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016, filed with the SEC on February 21, 2017.
The Company’s quarter that ended April 16, 2017 is referred to as first quarter 2017, or the sixteen weeks ended April 16, 2017; the quarter ended April 17, 2016 is referred to as first quarter 2016, or the sixteen weeks ended April 17, 2016. The quarter ended December 25, 2016 is referred to as fourth quarter 2016, or the twelve weeks ended December 25, 2016. The Company’s fiscal year 2017 comprises 53 weeks and will end on December 31, 2017.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the first quarter of 2016, the Company reclassified litigation contingencies of $3.9 million from Selling, general, and administrative expenses and impairment charges of $0.8 million from Asset impairment to Other charges on the condensed consolidated statement of operations. Management believes separating irregular items on the condensed consolidated statement of operations provides more clarity for readers of these financial statements. See Note 5, Other Charges.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for leases. This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. Early adoption is permitted. We are evaluating the full impact this guidance will have on our consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet.
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB issued an Accounting Standards Update (“ASU”) that amends the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU to clarify the guidance on accounting for licenses or intellectual property and identifying performance obligations in the new revenue recognition standard. In addition, in May 2016, the FASB issued an ASU that clarifies several narrow-scope improvements and practical expedients for adopting the new revenue guidance. We have determined the new revenue recognition standard will not have an impact on our recognition of food and beverage sales from Company-owned restaurants or our recognition of royalty fees from franchisees. The Company does not expect the impact of recognizing initial franchise fees over the franchise agreement period and recognizing advertising expense upon adoption of this standard to have a material effect on our consolidated financial statements. The Company will adopt this guidance beginning with its fiscal first quarter 2018 and will apply the guidance retrospectively to each prior period presented.
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step 2 of the goodwill impairment test. When performing the annual goodwill impairment test, an impairment charge should be recognized if the carrying amount of a reporting unit exceeds the reporting unit’s fair value. The Company adopted this standard in the first quarter of 2017, and does not expect the adoption will have a material impact on our financial statements when we perform our annual impairment test later this fiscal year.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for, and classification of, excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification, and the classification of those taxes paid on the statement of cash flows. In the first quarter of 2017, the Company adopted this standard on a prospective basis (prior periods have not been restated) which did not have a material impact on our financial statements.
2. Goodwill and Intangible Assets
There were no changes in the carrying amount of goodwill during the sixteen weeks ended April 16, 2017. Additionally, the Company recorded no goodwill impairment losses during the sixteen weeks ended April 16, 2017 or any prior periods.
The following table presents intangible assets as of April 16, 2017 and December 25, 2016 (in thousands):

	April 16, 2017			December 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$55,902	$(28,445)	$27,457	$55,902	$(27,306)	$28,596
Favorable leases	13,931	(7,622)	6,309	13,931	(7,400)	6,531
Liquor licenses	10,338	(9,882)	456	10,253	(9,857)	396
	$80,171	$(45,949)	$34,222	$80,086	$(44,563)	$35,523
Indefinite-lived intangible assets:
Liquor licenses and other	$7,486	$—	$7,486	$6,747	$—	$6,747
Intangible assets, net	$87,657	$(45,949)	$41,708	$86,833	$(44,563)	$42,270
There were no impairments to intangible assets during the sixteen weeks ended April 16, 2017 and April 17, 2016. The aggregate amortization expense related to intangible assets subject to amortization was $1.6 million and $1.5 million for the sixteen weeks ended April 16, 2017 and April 17, 2016.
The estimated aggregate future amortization expense as of April 16, 2017 is as follows (in thousands):

Remainder of 2017	$3,091
2018	4,264
2019	4,217
2020	3,696
2021	3,264
Thereafter	15,690
$34,222

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

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Risk-free interest rate	1.8%	1.2%
Expected years until exercise	5.0	4.7
Expected stock volatility	37.9%	39.3%
Dividend yield	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$17.11	$21.93
The following table presents a summary of the Company’s stock-based compensation activity for the sixteen weeks ended April 16, 2017 (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 25, 2016	408	82
Granted	145	58
Forfeited/expired	(13)	(3)
Exercised/vested	(24)	(17)
Outstanding, April 16, 2017	516	120
We recognized stock-based compensation expense of $0.9 million and $2.1 million for the sixteen weeks ended April 16, 2017 and April 17, 2016.

4. Earnings Per Share
Basic earnings per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock. During the sixteen weeks ended April 16, 2017 and April 17, 2016, weighted average stock options outstanding of 261 thousand shares and 193 thousand shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.
The Company uses the treasury stock method to calculate the effect of outstanding stock options. The computations for basic and diluted earnings per share are as follows (in thousands, except per share data):

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Net income	$11,567	$14,225

Basic weighted average shares outstanding	12,853	13,635
Dilutive effect of stock options and awards	100	148
Diluted weighted average shares outstanding	12,953	13,783

Earnings per share:
Basic	$0.90	$1.04
Diluted	$0.89	$1.03
5. Other Charges
Other charges consist of the following (in thousands):

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Litigation contingencies	—	3,900
Asset impairment	—	825
Other charges	—	4,725
In the first quarter of 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims.
In the first quarter of 2016, the Company relocated one restaurant and recognized a $0.8 million asset impairment charge due to the relocation.
6. Borrowings
Borrowings as of April 16, 2017 and December 25, 2016 are summarized below (in thousands):

	April 16, 2017	December 25, 2016
Revolving credit facility and other long-term debt	$300,875	$336,375
Capital lease obligations	11,300	11,463
Total debt	312,175	347,838
Less: Current portion	(667)	(658)
Long-term debt	$311,508	$347,180
On June 30, 2016, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (the “New Credit Facility”). The New Credit Facility provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million and includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders’ participation.

The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an Interest Period of one month plus 1%. Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate for these purposes is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%. On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the New Credit Facility. The Amendment increases the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments under the New Credit Facility. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion. A copy of the Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of April 16, 2017, the Company had outstanding borrowings under the New Credit Facility of $300.0 million, in addition to amounts issued under letters of credit of $7.4 million, which reduced the amount available under the facility but were not recorded as debt. As of December 25, 2016, the Company had outstanding borrowings under the New Credit Facility of $335.5 million, in addition to amounts issued under letters of credit of $8.8 million.
Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. In the first quarter of 2017, the Company recorded $0.7 million in debt issuance costs related to the Amendment to the New Credit Facility. Unamortized debt issuance costs were $2.8 million and $2.3 million as of April 16, 2017 and December 25, 2016.
7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of April 16, 2017 and December 25, 2016 (in thousands):

	April 16, 2017	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,243	$9,243	$—	$—
Total assets measured at fair value	$9,243	$9,243	$—	$—

	December 25, 2016	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,165	$9,165	$—	$—
Total assets measured at fair value	$9,165	$9,165	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of April 16, 2017, the Company had no non-financial assets or liabilities that were measured using level 3 inputs. As of December 25, 2016, the Company measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.

Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under the New Credit Facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the New Credit Facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the New Credit Facility and the Company’s capital lease obligations are considered to be level 2 instruments. The following table presents the carrying value and estimated fair value of the Company’s New Credit Facility and capital lease obligations as of April 16, 2017 and December 25, 2016 (in thousands):

	April 16, 2017		December 25, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$300,000	$299,554	$335,500	$335,611
Capital lease obligations	11,300	12,184	11,463	12,917
Total	$311,300	$311,738	$346,963	$348,528
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

Law enforcement officials have made the Company aware that cyber criminals are actively targeting restaurant companies, including Red Robin. The Company is investigating whether Red Robin guests have been impacted. The Company’s practice, which has been published in the Privacy Policy on Red Robin’s website, is to share information about security incidents impacting Red Robin guests only when the Company has complete and accurate information.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2017 and 2016 refer to the sixteen-week periods ending April 16, 2017 and April 17, 2016, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 556 locations in North America. As of April 16, 2017, the Company operated 469 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 87 franchised full-service restaurants in 15 states as of April 16, 2017. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the sixteen weeks ended April 16, 2017, and our outlook for the remainder of fiscal year 2017:

•	Financial performance.

◦
Restaurant revenue increased $16.7 million, or 4.2%, to $413.5 million for the sixteen weeks ended April 16, 2017, as compared to the sixteen weeks ended April 17, 2016, primarily due to a $24.8 million increase in revenue from newly opened and acquired restaurants, partially offset by a $4.6 million, or 1.2%, decrease in comparable restaurant revenue and a $3.8 million decrease from closed restaurants. We expect total revenues to grow between 6% and 8% in 2017, comprising comparable revenue growth of 0.5% to 1.5%, increased operating weeks associated with locations opened in 2016 and 2017, and a 53rd week in 2017.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 180 basis points to 79.3% for the sixteen weeks ended April 16, 2017, as compared to 77.5% for the sixteen weeks ended April 17, 2016. The increase was primarily due to higher labor costs as a percentage of restaurant revenue.

◦
Net income was $11.6 million for the sixteen weeks ended April 16, 2017 compared to $14.2 million for the sixteen weeks ended April 17, 2016. Diluted earnings per share was $0.89 for the sixteen weeks ended April 16, 2017, as compared to $1.03 for the sixteen weeks ended April 17, 2016. Excluding the impact of $0.20 per diluted share related to litigation contingencies, and a charge of $0.04 per diluted share for asset impairment charges related to the relocation of one restaurant, net income per diluted share for the sixteen weeks ended April 17, 2016 was $1.27.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. and Canadian Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled guests early about new menu items to generate awareness and trial of these offerings. Our current marketing strategy comprises a concentrated, rather than continuous, media buying approach which is focused on generating significant reach and frequency during on-air advertising periods. Through the remainder of 2017, we plan to communicate a clear message of value, innovation, and fun across a variety of advertising and social media. We have also begun and plan to continue to deploy increased marketing support for our alternative platforms initiative, including generating guest awareness of our online ordering, to-go, and catering dining opportunities.

•
Restaurant Development. During the sixteen weeks ended April 16, 2017, we opened six Red Robin restaurants, including one restaurant that was temporarily closed during the fourth quarter 2016, and relocated one Red Robin restaurant. Our franchisees opened one restaurant during the sixteen weeks ended April 16, 2017. We plan to open 11 Red Robin restaurants during the remainder of 2017.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Company-owned:
Beginning of period	465	439
Opened during the period	6	3
Acquired from franchisees	—	13
Closed during the period	(2)	(1)
End of period	469	454
Franchised:
Beginning of period	86	99
Opened during the period	1	—
Sold or closed during the period	—	(13)
End of period	87	86
Total number of restaurants	556	540

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2016 annual financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Revenues:
Restaurant revenue	98.8%	98.7%
Franchise royalties, fees, and other revenues	1.2	1.3
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	22.9	23.3
Labor	35.2	33.5
Other operating	13.2	12.5
Occupancy	8.0	8.2
Total restaurant operating costs	79.3	77.5
Depreciation and amortization	6.7	6.0
Selling, general, and administrative	10.4	10.8
Pre-opening and acquisition costs	0.4	0.6
Other charges	—	1.2
Income from operations	4.2	5.0

Interest expense, net and other	0.7	0.4
Income before income taxes	3.5	4.6
Provision for income taxes	0.7	1.1
Net income	2.8%	3.5%
___________________________________
Certain percentage amounts in the table above do not total due to restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 16, 2017	April 17, 2016	Percent Change
Restaurant revenue	$413,451	$396,770	4.2%
Franchise royalties, fees, and other revenue	5,106	5,356	(4.7)%
Total revenues	$418,557	$402,126	4.1%
Average weekly sales volumes in Company-owned restaurants(1)	$55,408	$56,019	(1.1)%
Total operating weeks	7,462	7,088	5.3%
Restaurant revenue per square foot	$141	$143	(1.3)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the sixteen weeks ended April 17, 2016 for Company-owned restaurants was $55,978. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the sixteen weeks ended April 16, 2017, which comprises primarily food and beverage sales, increased $16.7 million or 4.2% as compared to the first quarter of 2016. The increase was primarily due to a $24.8 million increase in revenue from newly opened and acquired restaurants, partially offset by a $4.6 million, or 1.2%, decrease in comparable restaurant revenue and a $3.8 million decrease from closed restaurants. The comparable restaurant revenue decrease was driven by a 1.7% decrease in guest counts, partially offset by a 0.5% increase in average guest check. The increase in average guest check comprised a 1.6% increase in pricing and a 1.1% decrease in menu mix.
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
Franchise royalties, fees, and other revenue decreased $0.3 million, or 4.7%, for the sixteen weeks ended April 16, 2017, due to a $0.3 million decrease in franchise revenue, primarily from the loss of royalties from 13 franchised restaurants that we acquired during the first quarter of 2016. Our franchisees reported that comparable restaurant revenue decreased 3.3% for the sixteen weeks ended April 16, 2017 compared to the sixteen weeks ended April 17, 2016.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2017	April 17, 2016	Percent Change
Cost of sales	$94,607	$92,325	2.5%
As a percent of restaurant revenue	22.9%	23.3%	(0.4)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 40 basis points for the sixteen weeks ended April 16, 2017 as compared to the same period in 2016. The decrease was mainly driven by food cost deflation, primarily related to beef and poultry.
Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2017	April 17, 2016	Percent Change
Labor	$145,519	$132,984	9.4%
As a percent of restaurant revenue	35.2%	33.5%	1.7%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 16, 2017, labor as a percentage of restaurant revenue increased 170 basis points compared to the same period in 2016, primarily driven by an increase in minimum wages in certain states and localities, sales deleverage, and an increase in restaurant manager bonuses.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2017	April 17, 2016	Percent Change
Other operating	$54,680	$49,708	10.0%
As a percent of restaurant revenue	13.2%	12.5%	0.7%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the sixteen weeks ended April 16, 2017, other operating costs as a percentage of restaurant revenue increased 70 basis points as compared to the same period in 2016, primarily due to higher costs of local marketing, equipment repairs and maintenance, and utilities.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2017	April 17, 2016	Percent Change
Occupancy	$33,119	$32,498	1.9%
As a percent of restaurant revenue	8.0%	8.2%	(0.2)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the sixteen weeks ended April 16, 2017, occupancy costs as a percentage of restaurant revenue decreased 20 basis points over the prior year, primarily due to a decrease in general liability insurance costs for the quarter. Our fixed rents for the sixteen weeks ended April 16, 2017 and April 17, 2016 were $22.5 million and $21.5 million, an increase of $1.0 million due to 15 net additional locations opened and acquired since the first quarter of 2016.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2017	April 17, 2016	Percent Change
Depreciation and amortization	$28,044	$23,951	17.1%
As a percent of total revenues	6.7%	6.0%	0.7%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen weeks ended April 16, 2017, depreciation and amortization expense increased $4.1 million or 17.1% over the prior year. The increase was primarily related to new restaurants opened and acquired, and restaurants remodeled under our brand transformation initiative, since the first quarter 2016.
Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2017	April 17, 2016	Percent Change
Selling, general, and administrative	$43,275	$43,388	(0.3)%
As a percent of total revenues	10.4%	10.8%	(0.4)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits; marketing and advertising costs; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the sixteen weeks ended April 16, 2017 decreased $0.1 million, or 0.3%, as compared to the same period in 2016. The decrease was primarily due to a decrease in stock compensation expense and travel and entertainment, partially offset by an increase in marketing and advertising costs and professional services.

Pre-opening and Acquisition Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2017	April 17, 2016	Percent Change
Pre-opening and acquisition costs	$1,855	$2,372	(21.8)%
As a percent of total revenues	0.4%	0.6%	(0.2)%
Pre-opening costs, which are expensed as incurred, comprise the costs of labor, hiring, and training the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training teams; licenses and marketing; the cost of food and beverages used in training; supply costs; and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Pre-opening and acquisition costs decreased $0.5 million for the sixteen weeks ended April 16, 2017, primarily due to $0.7 million in acquisition costs incurred during first quarter 2016. This decrease was partially offset by more restaurants opened during the first quarter of 2017 as compared to the same period of last year.
Interest Expense, Net and Other
Interest expense, net and other was $3.0 million for the sixteen weeks ended April 16, 2017, an increase of $1.3 million or 82.2% from the same period in 2016. The increase was primarily related to increased interest rates on our revolving line and a higher average debt balance. Our weighted average interest rate was 3.2% for the sixteen weeks ended April 16, 2017, as compared to 2.4% for the sixteen weeks ended April 17, 2016. Interest expense for 2017 is expected to be approximately $10 million.
Provision for Income Taxes
The effective tax rate for the sixteen weeks ended April 16, 2017 was 20.1%, compared to 23.3% for the sixteen weeks ended April 17, 2016. The change in the effective tax rate is primarily due to the decrease in income in the first quarter of 2017 compared to the same period a year ago.

Liquidity and Capital Resources
Cash and cash equivalents increased $10.5 million to $22.2 million at April 16, 2017, from $11.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure; pay down debt; opportunistically repurchase our common stock; purchase franchised restaurants; and execute our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 16, 2017	April 17, 2016
Net cash provided by operating activities	$69,955	$42,500
Net cash used in investing activities	(24,435)	(92,133)
Net cash (used by) provided by financing activities	(35,115)	52,015
Effect of exchange rate changes on cash	102	80
Net change in cash and cash equivalents	$10,507	$2,462
Operating Cash Flows
Net cash flows provided by operating activities increased $27.5 million to $70.0 million for the sixteen weeks ended April 16, 2017. The increase was primarily driven by a $19.2 million decrease in payments to vendors, a $12.0 million decrease in bonus payout, and a $2.2 million decrease in team member salaries and benefits, offset by a $4.0 million decrease in cash generated from restaurant operations and a $1.6 million increase in interest payments.
Investing Cash Flows
Net cash flows used in investing activities decreased $67.7 million to $24.4 million for the sixteen weeks ended April 16, 2017, as compared to $92.1 million for the same period in 2016. The decrease is primarily due to the acquisition of franchised restaurants in the first quarter of 2016, along with decreased investment in new restaurant openings and restaurant remodels.
The following table lists the components of our capital expenditures, net of currency translation effect, for the sixteen weeks ended April 16, 2017 (in thousands):

Sixteen Weeks Ended April 16, 2017
New restaurants	$13,540
Investment in technology infrastructure and other	5,515
Restaurant maintenance capital	4,354
Restaurant remodels	1,139
Total capital expenditures	$24,548
We expect total capital investments between $85 million and $95 million for 2017, primarily related to the construction of new restaurants.
Financing Cash Flows
Cash used by financing activities increased $87.1 million to $35.1 million for the sixteen weeks ended April 16, 2017, as compared to the same period in 2016. The increase primarily resulted from $87.0 million in net repayments on long-term debt.
Credit Facility
On June 30, 2016, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (the “New Credit Facility”). The New Credit Facility provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million, and includes an option to increase the amount available under the facility up to an additional $100 million in the aggregate, subject to the lenders’ participation. The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%. Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate for these purposes is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%. On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the New Credit Facility. The Amendment increases the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments under the New Credit Facility. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion. A copy of the Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheet. As of April 16, 2017, the Company had outstanding borrowings under the New Credit Facility of $300.0 million, in addition to amounts issued under letters of credit of $7.4 million, which reduce the amount available under the New Credit Facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of April 16, 2017, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $35.6 million to $312.2 million at April 16, 2017, from $347.8 million at December 25, 2016, primarily due to net repayments of $35.5 million on the New Credit Facility during the first quarter of 2017.
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently-maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our revolving credit facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our remaining borrowing capacity under the New Credit Facility will be sufficient to satisfy any working capital deficits and our planned capital expenditures.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe food cost deflation had a positive impact on our financial condition and results of operations during the sixteen weeks ended April 16, 2017, due primarily to beef and poultry. Food cost deflation was partially offset by a negative impact of inflation on labor costs. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or other minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor and commodity costs for the remainder of 2017.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our financial performance, including revenues; our marketing strategy and promotions; anticipated number and timing of new restaurant openings and operating weeks; restaurant relocations and restaurant development efforts; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our New Credit Facility and about the sufficiency of future cash flows to satisfy working capital deficit; anticipated funding for new restaurant openings; anticipated effective tax rate for 2017; commodity and utility costs, and the anticipated effects of inflation; the effect of the adoption of new accounting standards on our financial and accounting systems; estimated aggregate future amortization expenses; estimated future interest expense; and the possibility of new interest rate swap or other similar mechanisms.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; the ability to fulfill planned expansion and restaurant remodeling; the effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems; regional mall and lifestyle center traffic trends; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on our ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of capital or credit facility borrowings; the effectiveness of our new technology systems; minimum wages increases; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 25, 2016, filed with the SEC on February 21, 2017.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016. We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 16, 2017, we had $300.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $3.0 million on an annualized basis.

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

PART II — OTHER INFORMATION
ITEM 1.    Legal Proceedings
For a description of our legal proceedings, see Note 8, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this report.

ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 filed with the SEC on February 21, 2017. There have been no material changes to our Risk Factors disclosed in our 2016 Annual Report on Form 10-K, except as set forth below.
The failure of our data security measures or a security breach involving our information technology systems could interrupt our business, damage our reputation, and negatively affect our operations and profits.
Our information technology systems, including technology services and systems for which we contract from third parties, communication systems, and electronic data could be subject or vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, data breaches, or other attempts to harm our systems. A failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure information technology network could result in interruption to our services, adversely affect our reputation, and negatively impact our results of operations.
Moreover, we accept electronic payment cards from our guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our guests, team members, and vendors, and we process guest payments using payment information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. In addition, law enforcement officials have made us aware that cyber criminals are actively targeting restaurant companies, including Red Robin, and as a result we are investigating to determine whether any of our guests have been impacted. We employ security technologies and practices, and have taken other steps to try to prevent a breach; however, we may not have the resources or technical sophistication to prevent rapidly evolving types of cyber attacks. If we have experienced, or in the future experience, a security breach, we could become subject to claims, lawsuits, or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a consumer cyber security “bill of rights” for our guests, which includes a number of procedures designed to increase transparency and address our guests’ concerns regarding data breaches (whether actual or perceived), this policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and guest confidence. We maintain a separate insurance policy covering cyber security risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, in light of recent court rulings and amendments to policy forms, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to a cyber attack and breaches if credit and debit card information is stolen.
Because of the number of credit card transactions we process, we are required to maintain the highest level of PCI Data Security Standard compliance at our corporate offices and Company-owned restaurants. As part of an overall security program and to meet PCI standards, we undergo regular external vulnerability scans and we are reviewed by a third-party assessor. As PCI standards change, we may be required to implement additional security measures. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept, or lose our ability to accept those payment cards. Our franchisees are separate businesses that have different levels of compliance required depending on the number of credit card transactions processed. If our franchisees fail to maintain the appropriate level of PCI compliance or they experience a security breach, it could negatively impact their business operations, and we could face a loss of or reduction in royalties or other payments they are required to remit to us and it could adversely affect our reputation and guest confidence.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 16, 2017, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to a total of $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing repurchases of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time.
The Company did not repurchase any of its common stock during first quarter 2017. Since February 11, 2016, the Company has purchased 940,034 shares for a total of $46.1 million. The current repurchase program had a remaining authorized purchase limit of $53.9 million as of April 16, 2017.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1	First Amendment to Credit Agreement, dated April 13, 2017.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 16, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 16, 2017 and December 25, 2016; (ii) Condensed Consolidated Statements of Operations for the sixteen weeks ended April 16, 2017 and April 17, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the sixteen weeks ended April 16, 2017 and April 17, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 16, 2017 and April 17, 2016; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 17, 2017	By:	/s/ Guy J. Constant
(Date)		Guy J. Constant (Chief Financial Officer)