Form 10-Q
period 2017-07-09
RED ROBIN GOURMET BURGERS INC
filed 2017-08-09
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 9, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2017
Common Stock, $0.001 par value per share	12,927,785

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	July 9, 2017	December 25, 2016
Assets:
Current assets:
Cash and cash equivalents	$20,179	$11,732
Accounts receivable, net	12,929	24,166
Inventories	29,547	29,899
Prepaid expenses and other current assets	22,859	27,049
Total current assets	85,514	92,846
Property and equipment, net	651,166	656,439
Goodwill	96,617	95,935
Intangible assets, net	40,670	42,270
Other assets, net	29,209	31,055
Total assets	$903,176	$918,545
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$19,784	$13,740
Construction related payables	14,709	12,862
Accrued payroll and payroll-related liabilities	41,261	34,703
Unearned revenue	38,873	50,199
Accrued liabilities and other	41,912	29,505
Total current liabilities	156,539	141,009
Deferred rent	73,699	72,431
Long-term debt	280,125	336,375
Long-term portion of capital lease obligations	10,461	10,805
Other non-current liabilities	10,075	9,872
Total liabilities	530,899	570,492
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,934 and 12,828 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,917 and 5,023 shares, at cost	(203,330)	(207,720)
Paid-in capital	208,391	208,022
Accumulated other comprehensive loss, net of tax	(4,041)	(5,008)
Retained earnings	371,239	352,741
Total stockholders’ equity	372,277	348,053
Total liabilities and stockholders’ equity	$903,176	$918,545
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2017	July 10, 2016	July 9, 2017	July 10, 2016
Revenues:
Restaurant revenue	$312,351	$302,117	$725,802	$698,887
Franchise royalties, fees, and other revenues	3,420	3,432	8,526	8,788
Total revenues	315,771	305,549	734,328	707,675
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	73,903	70,831	168,510	163,156
Labor	108,422	102,847	253,941	235,831
Other operating	42,712	40,275	97,392	89,983
Occupancy	25,140	24,905	58,259	57,403
Depreciation and amortization	21,173	19,159	49,217	43,110
Selling, general, and administrative expenses	32,094	31,019	75,369	74,407
Pre-opening and acquisition costs	1,377	2,238	3,232	4,610
Other charges	1,584	3,860	1,584	8,585
Total costs and expenses	306,405	295,134	707,504	677,085

Income from operations	9,366	10,415	26,824	30,590
Other expense:
Interest expense, net and other	2,453	1,486	5,437	3,124
Income before income taxes	6,913	8,929	21,387	27,466
Provision (benefit) for income taxes	(18)	1,377	2,889	5,689
Net income	$6,931	$7,552	$18,498	$21,777
Earnings per share:
Basic	$0.54	$0.56	$1.44	$1.60
Diluted	$0.53	$0.55	$1.43	$1.59
Weighted average shares outstanding:
Basic	12,896	13,511	12,872	13,582
Diluted	13,008	13,644	12,971	13,724
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2017	July 10, 2016	July 9, 2017	July 10, 2016
Net income	$6,931	$7,552	$18,498	$21,777
Foreign currency translation adjustment	755	(342)	967	1,138
Other comprehensive income (loss), net of tax	755	(342)	967	1,138
Total comprehensive income	$7,686	$7,210	$19,465	$22,915
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	July 9, 2017	July 10, 2016
Cash flows from operating activities:
Net income	$18,498	$21,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,217	43,110
Other charges - asset impairment	1,584	4,685
Stock-based compensation expense	2,487	3,079
Other, net	(139)	(1,619)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable and other current assets	16,331	11,923
Trade accounts payable and accrued liabilities	23,039	(3,240)
Unearned revenue	(9,280)	(13,206)
Other operating assets and liabilities, net	2,988	546
Net cash provided by operating activities	104,725	67,055
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(41,847)	(96,175)
Acquisition of franchise restaurants, net of cash acquired	—	(39,977)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	113	1,944
Net cash used in investing activities	(41,734)	(134,208)
Cash flows from financing activities:
Borrowings of long-term debt	85,250	211,500
Payments of long-term debt and capital leases	(141,826)	(121,299)
Purchase of treasury stock	—	(20,000)
Debt issuance costs	(664)	(1,058)
Proceeds from exercise of stock options and employee stock purchase plan and tax benefit from exercise of stock options	2,588	1,066
Net cash (used in) provided by financing activities	(54,652)	70,209
Effect of exchange rate changes on cash	108	181
Net change in cash and cash equivalents	8,447	3,237
Cash and cash equivalents, beginning of period	11,732	22,705
Cash and cash equivalents, end of period	$20,179	$25,942

Supplemental disclosure of cash flow information
Income taxes paid	$2,205	$2,231
Interest paid, net of amounts capitalized	$5,699	$3,057
Change in construction related payables	$1,847	$(2,481)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of July 9, 2017, the Company owned and operated 472 restaurants located in 39 states and two Canadian provinces. The Company also had 86 franchised full-service restaurants in 15 states as of July 9, 2017. The Company operates its business as one operating and one reportable segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year.
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 25, 2016 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016, filed with the SEC on February 21, 2017.
The Company’s quarter that ended July 9, 2017 is referred to as second quarter 2017, or the twelve weeks ended July 9, 2017; the first quarter ended April 16, 2017 is referred to as first quarter 2017, or the sixteen weeks ended April 16, 2017; and together, the first and second quarters of 2017 are referred to as the twenty-eight weeks ended July 9, 2017. The quarter ended July 10, 2016 is referred to as second quarter 2016, or the twelve weeks ended July 10, 2016; the first quarter ended April 17, 2016 is referred to as first quarter 2016, or the sixteen weeks ended April 17, 2016; and together, the first and second quarters of 2016 are referred to as the twenty-eight weeks ended July 10, 2016. The Company’s fiscal year 2017 comprises fifty-three weeks and will end on December 31, 2017.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the twelve weeks ended July 10, 2016, the Company reclassified impairment charges of $3.9 million from Asset impairment to Other charges on the condensed consolidated statement of operations. For the twenty-eight weeks ended July 10, 2016, the Company reclassified impairment charges of $4.7 million from Asset impairment and litigation contingencies of $3.9 million from Selling, general, and administrative expenses to Other charges on the condensed consolidated statement of operations. Management believes separating these items on the condensed consolidated statement of operations provides more clarity for readers of these financial statements. See Note 4, Other Charges.
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
In May 2014, the FASB issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB issued an Accounting Standards Update (“ASU”) that amends the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU to clarify the guidance on accounting for licenses or intellectual property and identifying performance obligations in the new revenue recognition standard. In addition, in May 2016, the FASB issued an ASU that clarifies several narrow-scope improvements and practical expedients for adopting the new revenue guidance. We have determined the new revenue recognition standard will not have an impact on our recognition of food and beverage sales from Company-owned restaurants or our recognition of royalty fees from franchisees. The Company will recognize franchise advertising fund contributions as Franchise royalties, fees, and other revenues, with the related advertising fund expenses recognized as Selling, general, and administrative expenses. The Company will adopt this guidance beginning with its fiscal first quarter 2018 and will apply the guidance retrospectively to each prior period presented. Upon adoption of the standard, the Company does not expect the impact of recognizing initial franchise fees over the franchise agreement period or franchise advertising fund contributions as revenues and expenses to have a material effect on our consolidated financial statements.
2. Goodwill and Intangible Assets
The following table presents goodwill as of July 9, 2017 and December 25, 2016 (in thousands):

Balance, December 25, 2016	$95,935
Foreign currency translation adjustment	682
Balance, July 9, 2017	$96,617
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.
The following table presents intangible assets as of July 9, 2017 and December 25, 2016 (in thousands):

	July 9, 2017			December 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$55,749	$(29,160)	$26,589	$55,902	$(27,306)	$28,596
Favorable leases	13,931	(7,789)	6,142	13,931	(7,400)	6,531
Liquor licenses	10,349	(9,898)	451	10,253	(9,857)	396
	$80,029	$(46,847)	$33,182	$80,086	$(44,563)	$35,523
Indefinite-lived intangible assets:
Liquor licenses and other	$7,488	$—	$7,488	$6,747	$—	$6,747
Intangible assets, net	$87,517	$(46,847)	$40,670	$86,833	$(44,563)	$42,270
There was an immaterial impairment to franchise rights during the twenty-eight weeks ended July 9, 2017 related to two of the restaurants impaired in the second quarter of 2017. There was an immaterial impairment to franchise rights during the twenty-eight weeks ended July 10, 2016 related to one of the restaurants impaired in the second quarter of 2016.
The estimated aggregate future amortization expense as of July 9, 2017 is as follows (in thousands):

Remainder of 2017	$2,043
2018	4,257
2019	4,210
2020	3,693
2021	3,265
Thereafter	15,714
$33,182

3. Earnings Per Share
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
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2017	July 10, 2016	July 9, 2017	July 10, 2016
Basic weighted average shares outstanding	12,896	13,511	12,872	13,582
Dilutive effect of stock options and awards	112	133	99	142
Diluted weighted average shares outstanding	13,008	13,644	12,971	13,724

Awards excluded due to anti-dilutive effect on diluted earnings per share	169	248	317	214
4. Other Charges
Other charges consist of the following (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2017	July 10, 2016	July 9, 2017	July 10, 2016
Asset impairment	$1,584	$3,860	$1,584	$4,685
Litigation contingencies	—	—	—	3,900
Other charges	$1,584	$3,860	$1,584	$8,585

During the second quarter of 2017, the Company determined that five Company-owned restaurants, including three restaurants nearing the end of their lease, were impaired and recognized a non-cash impairment charge of $1.6 million. During the second quarter of 2016, the Company determined that six Company-owned restaurants were impaired and recognized a non-cash impairment charge of $3.9 million. The Company recognized the impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. In the first quarter of 2016, the Company relocated one restaurant and recognized a $0.8 million asset impairment charge due to the relocation.
In the first quarter of 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims.
5. Borrowings
Borrowings as of July 9, 2017 and December 25, 2016 are summarized below (in thousands):

	July 9, 2017	December 25, 2016
Revolving credit facility and other long-term debt	$280,125	$336,375
Capital lease obligations	11,138	11,463
Total debt	291,263	347,838
Less: Current portion	(677)	(658)
Long-term debt	$290,586	$347,180
On June 30, 2016, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (the “New Credit Facility”). The New Credit Facility provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into the first amendment (the “Amendment”) to the New Credit Facility. The Amendment increases the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments under the New Credit Facility. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion.
The New Credit Facility matures on June 30, 2021. As of July 9, 2017, the Company had outstanding borrowings under the New Credit Facility of $279.3 million, in addition to amounts issued under letters of credit of $7.6 million, which reduced the amount available under the facility but were not recorded as debt. As of December 25, 2016, the Company had outstanding borrowings under the New Credit Facility of $335.5 million, in addition to amounts issued under letters of credit of $8.8 million.
Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. In the first quarter of 2017, the Company recorded $0.7 million in debt issuance costs related to the Amendment to the New Credit Facility. Unamortized debt issuance costs were $2.7 million and $2.3 million as of July 9, 2017 and December 25, 2016.
6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of July 9, 2017 and December 25, 2016 (in thousands):

	July 9, 2017	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,157	$9,157	$—	$—
Total assets measured at fair value	$9,157	$9,157	$—	$—

	December 25, 2016	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,165	$9,165	$—	$—
Total assets measured at fair value	$9,165	$9,165	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of July 9, 2017 and December 25, 2016, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 4, Other Charges, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under the New Credit Facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the New Credit Facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the New Credit Facility and the Company’s capital lease obligations are considered to be level 2 instruments. The following table presents the carrying value and estimated fair value of the Company’s New Credit Facility and capital lease obligations as of July 9, 2017 and December 25, 2016 (in thousands):

	July 9, 2017		December 25, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$279,250	$279,020	$335,500	$335,611
Capital lease obligations	11,138	11,806	11,463	12,917
Total	$290,388	$290,826	$346,963	$348,528

7. Commitments and Contingencies
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
As previously disclosed, law enforcement officials have made the Company aware that cyber criminals are actively targeting restaurant companies, including Red Robin. The Company is continuing to investigate whether Red Robin guests have been impacted. The Company’s practice, which has been published in the Privacy Policy on Red Robin’s website, is to share information about security incidents impacting Red Robin guests only when the Company has complete and accurate information.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2017 and 2016 refer to the twelve- and twenty-eight-week periods ending July 9, 2017 and July 10, 2016, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 558 locations in North America. As of July 9, 2017, the Company operated 472 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 86 franchised full-service restaurants in 15 states as of July 9, 2017. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks ended July 9, 2017, and our outlook for the remainder of fiscal year 2017:

•	Financial performance.

◦
Restaurant revenue increased $10.2 million, or 3.4%, to $312.4 million for the twelve weeks ended July 9, 2017, as compared to the twelve weeks ended July 10, 2016, primarily due to a $12.0 million increase in revenue from newly opened restaurants and a $1.3 million, or 0.5%, increase in comparable restaurant revenue, partially offset by a $3.1 million decrease from closed restaurants. For the twenty-eight weeks ended July 9, 2017, restaurant revenues increased $26.9 million or 3.9%, to $725.8 million as compared to the twenty-eight weeks ended July 10, 2016, primarily due to a $36.7 million increase in revenue from newly opened and acquired restaurants, partially offset by a $6.9 million decrease from closed restaurants and a $2.9 million, or 0.4%, decrease in comparable restaurant revenue. We expect total revenues to grow between 6% and 8% in 2017, resulting from comparable revenue growth of 0.5% to 1.5%, increased operating weeks in 2017 compared to 2016 associated with locations opened and acquired since the beginning of 2016, and a 53rd week in 2017.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 100 basis points to 80.1% for the twelve weeks ended July 9, 2017, as compared to 79.1% for the twelve weeks ended July 10, 2016. The increase was due to an increase in labor costs, food and beverage costs, and other operating costs, as a percentage of restaurant revenue, partially offset by a decrease in occupancy costs. For the twenty-eight weeks ended July 9, 2017, restaurant operating costs increased 150 basis points to 79.7% compared to 78.2% for the twenty-eight weeks ended July 10, 2016. The increase was primarily due to higher labor costs as a percentage of restaurant revenue.

◦
Net income was $6.9 million for the twelve weeks ended July 9, 2017 compared to $7.6 million for the twelve weeks ended July 10, 2016. Diluted earnings per share were $0.53 for the twelve weeks ended July 9, 2017, as compared to $0.55 for the twelve weeks ended July 10, 2016. For the twenty-eight weeks ended July 9, 2017, net income was $18.5 million compared to $21.8 million for the twenty-eight weeks ended July 10, 2016. Diluted earnings per share were $1.43 for the twenty-eight weeks ended July 9, 2017, as compared to

$1.59 for the twenty-eight weeks ended July 10, 2016. Excluding the impact of $0.08 and $0.07 per diluted share for asset impairment charges, net income per diluted share for the twelve and twenty-eight weeks ended July 9, 2017 was $0.61 and $1.50. Excluding the impact of $0.20 per diluted share for asset impairment charges, net income per diluted share for the twelve weeks ended July 10, 2016 was $0.75. Excluding the impact of $0.24 per diluted share for asset impairment charges and $0.20 per diluted share related to litigation contingencies, net income per diluted share for the twenty-eight weeks ended July 10, 2016 was $2.03.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all of our U.S. and Canadian Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled guests early about new menu items to generate awareness and trial of these offerings. Our current marketing strategy comprises a concentrated, rather than continuous, media buying approach which is focused on generating significant reach and frequency during on-air advertising periods. Through the remainder of 2017, we plan to communicate a clear message of value, innovation, and fun across a variety of advertising and social media. We have also begun and plan to continue to deploy increased marketing support for our off-premise dining initiatives, including generating guest awareness of our online ordering, to-go, and catering opportunities.

•	Restaurant Development. During the twelve weeks ended July 9, 2017, we opened three Red Robin restaurants. We plan to open nine Red Robin restaurants during the remainder of 2017.
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2017	July 10, 2016	July 9, 2017	July 10, 2016
Company-owned:
Beginning of period	469	454	465	439
Opened during the period	3	7	9	10
Acquired from franchisees	—	—	—	13
Closed during the period	—	(1)	(2)	(2)
End of period	472	460	472	460
Franchised:
Beginning of period	87	86	86	99
Opened during the period	—	—	1	—
Sold or closed during the period	(1)	—	(1)	(13)
End of period	86	86	86	86
Total number of restaurants	558	546	558	546

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 9, 2017	July 10, 2016	July 9, 2017	July 10, 2016
Revenues:
Restaurant revenue	98.9%	98.9%	98.8%	98.8%
Franchise royalties, fees, and other revenues	1.1	1.1	1.2	1.2
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.7	23.4	23.2	23.3
Labor	34.7	34.0	35.0	33.7
Other operating	13.7	13.4	13.4	13.0
Occupancy	8.0	8.3	8.0	8.2
Total restaurant operating costs	80.1	79.1	79.7	78.2
Depreciation and amortization	6.7	6.3	6.7	6.1
Selling, general, and administrative	10.1	10.1	10.3	10.5
Pre-opening and acquisition costs	0.4	0.7	0.4	0.7
Other charges	0.5	1.3	0.2	1.2
Income from operations	3.0	3.4	3.7	4.3

Interest expense, net and other	0.8	0.5	0.7	0.4
Income before income taxes	2.2	2.9	2.9	3.9
Provision (benefit) for income taxes	0.0	0.4	0.4	0.8
Net income	2.2%	2.5%	2.5%	3.1%
___________________________________
Certain percentage amounts in the table above do not total due to restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(Revenues in thousands)	July 9, 2017	July 10, 2016	Percent Change	July 9, 2017	July 10, 2016	Percent Change
Restaurant revenue	$312,351	$302,117	3.4%	$725,802	$698,887	3.9%
Franchise royalties, fees, and other revenue	3,420	3,432	(0.3)%	8,526	8,788	(3.0)%
Total revenues	$315,771	$305,549	3.3%	$734,328	$707,675	3.8%
Average weekly sales volumes in Company-owned restaurants(1)	$55,234	$54,877	0.7%	$55,333	$55,500	(0.3)%
Total operating weeks	5,655	5,504	2.7%	13,117	12,592	4.2%
Restaurant revenue per square foot	$106	$106	0.0%	$247	$249	(0.8)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the twelve and twenty-eight weeks ended July 10, 2016 for Company-owned restaurants was $54,891 and $55,502. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the twelve weeks ended July 9, 2017, which comprises primarily food and beverage sales, increased $10.2 million or 3.4% as compared to the second quarter of 2016. The increase was due to a $12.0 million increase in revenue from newly opened restaurants and a $1.3 million, or 0.5%, increase in comparable restaurant revenue, partially offset by a $3.1 million decrease from closed restaurants. The comparable restaurant revenue increase was driven by a 1.0% increase in guest counts, partially offset by a 0.5% decrease in average guest check. The decrease in average guest check resulted from a 2.2% decrease in menu mix offset by a 1.7% increase in pricing.
Restaurant revenue for the twenty-eight weeks ended July 9, 2017 increased by $26.9 million, or 3.9%, as compared to the twenty-eight weeks ended July 10, 2016. The increase was due to a $36.7 million increase in revenue from newly opened and acquired restaurants, partially offset by a $6.9 million decrease from closed restaurants and a $2.9 million, or 0.4%, decrease in comparable restaurant revenue. The comparable restaurant revenue decrease was driven by a 0.5% decrease in guest counts, partially offset by a 0.1% increase in average guest check. The increase in average guest check comprised a 1.7% increase in pricing and a 1.6% decrease in menu mix.
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
Franchise royalties, fees, and other revenue were flat for the twelve weeks ended July 9, 2017 compared to the twelve weeks ended July 10, 2016. Our franchisees reported comparable restaurant revenue decreased 1.9% for the twelve weeks ended July 9, 2017 compared to the twelve weeks ended July 10, 2016.
For the twenty-eight weeks ended July 9, 2017, franchise royalties, fees, and other revenue decreased $0.3 million, due to the loss of royalties from 13 franchised restaurants that we acquired during the first quarter of 2016. Our franchisees reported that comparable restaurant revenue decreased 2.7% for the twenty-eight weeks ended July 9, 2017 compared to the twenty-eight weeks ended July 10, 2016.
Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2017	July 10, 2016	Percent Change	July 9, 2017	July 10, 2016	Percent Change
Cost of sales	$73,903	$70,831	4.3%	$168,510	$163,156	3.3%
As a percent of restaurant revenue	23.7%	23.4%	0.3%	23.2%	23.3%	(0.1)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 30 basis points for the twelve weeks ended July 9, 2017 as compared to the same period in 2016, mainly driven by higher ground beef prices. For the twenty-eight weeks ended July 9, 2017, cost of sales as a percentage of revenue decreased 10 basis points as compared to the twenty-eight weeks ended July 10, 2016, mainly driven by food cost deflation in poultry.
Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2017	July 10, 2016	Percent Change	July 9, 2017	July 10, 2016	Percent Change
Labor	$108,422	$102,847	5.4%	$253,941	$235,831	7.7%
As a percent of restaurant revenue	34.7%	34.0%	0.7%	35.0%	33.7%	1.3%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 9, 2017, labor as a percentage of restaurant revenue increased 70 basis points compared to the same period in 2016. For the twenty-eight weeks ended July 9, 2017, labor as a percentage of restaurant revenue increased 130 basis points as compared to the same period in 2016. The increases were primarily driven by increases in minimum wages in certain states and localities and restaurant manager bonuses, partially offset by decreases in training and benefits expenses.
Other Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2017	July 10, 2016	Percent Change	July 9, 2017	July 10, 2016	Percent Change
Other operating	$42,712	$40,275	6.1%	$97,392	$89,983	8.2%
As a percent of restaurant revenue	13.7%	13.4%	0.3%	13.4%	13.0%	0.4%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, local marketing, and other miscellaneous costs. For the twelve weeks ended July 9, 2017, other operating costs as a percentage of restaurant revenue increased 30 basis points as compared to the same period in 2016, primarily due to higher costs of local marketing and restaurant supplies, partially offset by a decrease in equipment maintenance and repairs. For the twenty-eight weeks ended July 9, 2017, other operating costs as a percentage of restaurant revenue increased 40 basis points as compared to the same period in 2016, primarily due to higher costs of local marketing and equipment repairs and maintenance.
Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2017	July 10, 2016	Percent Change	July 9, 2017	July 10, 2016	Percent Change
Occupancy	$25,140	$24,905	0.9%	$58,259	$57,403	1.5%
As a percent of restaurant revenue	8.0%	8.3%	(0.3)%	8.0%	8.2%	(0.2)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended July 9, 2017, occupancy costs as a percentage of restaurant revenue decreased 30 basis points over the prior year, primarily due to a decrease in property taxes and general liability insurance costs. Our fixed rents for the twelve weeks ended July 9, 2017 and July 10, 2016 were $17.2 million and $16.6 million, an increase of $0.6 million due to 12 net additional locations opened since the second quarter of 2016.
For the twenty-eight weeks ended July 9, 2017, occupancy costs as a percentage of restaurant revenue decreased 20 basis points over the prior year, primarily due to a decrease in general liability insurance costs and property taxes. Our fixed rents for the twenty-eight weeks ended July 9, 2017 and July 10, 2016 were $39.7 million and $38.1 million, and increase of $1.6 million due to 33 net additional locations opened and acquired since the fourth quarter of 2015.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2017	July 10, 2016	Percent Change	July 9, 2017	July 10, 2016	Percent Change
Depreciation and amortization	$21,173	$19,159	10.5%	$49,217	$43,110	14.2%
As a percent of total revenues	6.7%	6.3%	0.4%	6.7%	6.1%	0.6%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended July 9, 2017, depreciation and amortization expense increased $2.0 million or 10.5% over the prior year. For the twenty-eight weeks ended July 9, 2017, depreciation and amortization expense increased $6.1 million or 14.2% over the prior year. The increases were primarily related to new restaurants opened, and restaurants remodeled under our brand transformation initiative, since the second quarter 2016.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2017	July 10, 2016	Percent Change	July 9, 2017	July 10, 2016	Percent Change
Selling, general, and administrative	$32,094	$31,019	3.5%	$75,369	$74,407	1.3%
As a percent of total revenues	10.1%	10.1%	—%	10.3%	10.5%	(0.2)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits; marketing and advertising costs; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended July 9, 2017 increased $1.1 million, or 3.5%, as compared to the same period in 2016. The increase was primarily due to an increase in incentive compensation, professional services, and project costs, partially offset by a decrease in salaries and benefits, timing of selling expenses, and lower travel costs. Selling, general, and administrative costs in the twenty-eight weeks ended July 9, 2017 increased $1.0 million, or 1.3%, as compared to the same period in 2016. The increase was primarily due to an increase in incentive compensation and project costs, partially offset by a decrease in salaries and benefits and travel costs.
Pre-opening and Acquisition Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 9, 2017	July 10, 2016	Percent Change	July 9, 2017	July 10, 2016	Percent Change
Pre-opening and acquisition costs	$1,377	$2,238	(38.5)%	$3,232	$4,610	(29.9)%
As a percent of total revenues	0.4%	0.7%	(0.3)%	0.4%	0.7%	(0.3)%
Pre-opening costs, which are expensed as incurred, comprise the costs of labor, hiring, and training the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training teams; licenses and marketing; the cost of food and beverages used in training; supply costs; and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Pre-opening and acquisition costs decreased $0.9 million for the twelve weeks ended July 9, 2017, primarily due to fewer restaurant openings during the twelve weeks ended July 9, 2017 as compared to the same period in 2016. Pre-opening and acquisition costs decreased $1.4 million for the twenty-eight weeks ended July 9, 2017, primarily due to fewer restaurants opened during the twenty-eight weeks ended July 9, 2017 as compared to the same period in 2016 and $0.7 million in acquisition costs incurred during first quarter 2016.
Interest Expense, Net and Other
Interest expense, net and other was $2.5 million for the twelve weeks ended July 9, 2017, an increase of $1.0 million, or 65.1%, from the same period in 2016. Interest expense, net and other was $5.4 million for the twenty-eight weeks ended July 9, 2017, an increase of $2.3 million, or 74.0%, from the same period in 2016. The increases were primarily related to increased interest rates on our revolving line and a higher average debt balance. Our weighted average interest rate was 3.7% and 3.4% for the twelve and twenty-eight weeks ended July 9, 2017, as compared to 2.5% for the twelve and twenty-eight weeks ended

July 10, 2016. Interest expense for 2017 is expected to be approximately $10 million.
Provision for Income Taxes
The effective tax rate for the twelve weeks ended July 9, 2017 was 0.3% benefit, compared to 15.4% expense for the twelve weeks ended July 10, 2016. The change in the twelve-week effective tax rate is primarily due to the decrease in income resulting in the recognition of a quarterly tax benefit. The effective tax rate for the twenty-eight weeks ended July 9, 2017 and July 10, 2016 was 13.5% and 20.7%. The change in the twenty-eight-week effective tax rate is primarily due to the decrease in income compared to the same period a year ago.

Liquidity and Capital Resources
Cash and cash equivalents increased $8.4 million to $20.2 million at July 9, 2017, from $11.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and execute our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-eight Weeks Ended
	July 9, 2017	July 10, 2016
Net cash provided by operating activities	$104,725	$67,055
Net cash used in investing activities	(41,734)	(134,208)
Net cash (used by) provided by financing activities	(54,652)	70,209
Effect of exchange rate changes on cash	108	181
Net change in cash and cash equivalents	$8,447	$3,237
Operating Cash Flows
Net cash flows provided by operating activities increased $37.6 million to $104.7 million for the twenty-eight weeks ended July 9, 2017. The increase was primarily driven by a $28.1 million decrease in payments to vendors, a $12.0 million decrease in bonus payout, and a $3.4 million decrease in team member salaries and benefits, offset by a $5.2 million decrease in cash generated from restaurant operations and a $0.7 million increase in marketing spend.
Investing Cash Flows
Net cash flows used in investing activities decreased $92.5 million to $41.7 million for the twenty-eight weeks ended July 9, 2017, as compared to $134.2 million for the same period in 2016. The decrease is primarily due to the acquisition of franchised restaurants in the first quarter of 2016, along with decreased investment in restaurant remodels and new restaurant openings.
The following table lists the components of our capital expenditures, net of currency translation effect, for the twenty-eight weeks ended July 9, 2017 (in thousands):

Twenty-eight Weeks Ended July 9, 2017
New restaurants	$23,250
Restaurant maintenance capital	9,276
Investment in technology infrastructure and other	7,065
Restaurant remodels	2,256
Total capital expenditures	$41,847
We expect total capital investments between $85 million and $95 million for 2017, primarily related to the construction of new restaurants.
Financing Cash Flows
Cash used in financing activities increased $124.9 million to $54.7 million for the twenty-eight weeks ended July 9, 2017, as compared to the same period in 2016. The increase primarily resulted from $146.8 million additional net repayments made on long-term debt, partially offset by a $20.0 million decrease in cash used to repurchase the Company’s common stock.
Credit Facility
On June 30, 2016, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (the “New Credit Facility”). The New Credit Facility provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the New Credit Facility. The Amendment increases the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments under the New Credit Facility. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion. As of July 9, 2017, the Company’s lease adjusted leverage ratio was 4.18x.
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheet. As of July 9, 2017, the Company had outstanding borrowings under the New Credit Facility of $279.3 million, in addition to amounts issued under letters of credit of $7.6 million, which reduce the amount available under the New Credit Facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of July 9, 2017, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $56.5 million to $291.3 million at July 9, 2017, from $347.8 million at December 25, 2016, primarily due to net repayments of $56.3 million on the New Credit Facility during the twenty-eight weeks ended July 9, 2017.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor costs inflation along with food cost inflation due primarily to ground beef had a negative impact on our financial condition and results of operations during the twenty-eight weeks ended July 9, 2017. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or other minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor and commodity costs for the remainder of 2017.
Seasonality
Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season and lower during the fall season. As a result, our quarterly and annual operating results and comparable restaurant revenue may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.
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

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our financial performance, including revenues; our marketing strategy and promotions; anticipated number and timing of new restaurant openings and the resulting number of operating weeks; restaurant relocations and restaurant development efforts; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our New Credit Facility and about the sufficiency of future cash flows to satisfy working capital deficit; anticipated funding for new restaurant openings; anticipated effective tax rate for 2017; commodity and utility costs, and the anticipated effects of inflation; the effect of the adoption of new accounting standards on our financial and accounting systems; estimated aggregate future amortization expenses; estimated future interest expense; and the possibility of new interest rate swap or other similar mechanisms.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; the ability to fulfill planned expansion and restaurant remodeling; the effectiveness of our marketing campaign; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on our ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of credit facility borrowings or other access to capital; the effectiveness of our new technology systems; minimum wage increases; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 25, 2016, filed with the SEC on February 21, 2017 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 16, 2017 filed with the SEC on May 17, 2017.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of July 9, 2017, we had $279.3 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.8 million on an annualized basis.
The Company’s restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases. A 1.0% increase in food costs would negatively impact cost of sales by approximately $3.0 million on an annualized basis.

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

PART II — OTHER INFORMATION
ITEM 1.    Legal Proceedings
For a description of our legal proceedings, see Note 7, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this report.

ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 filed with the SEC on February 21, 2017 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 16, 2017 filed with the SEC on May 17, 2017 (the “Quarterly Report on Form 10-Q”). There have been no material changes to our Risk Factors disclosed in our 2016 Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 9, 2017, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to a total of $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing repurchases of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time.
The Company did not repurchase any of its common stock during the twelve weeks ended July 9, 2017. Since February 11, 2016, the Company has purchased 940,034 shares for a total of $46.1 million. The current repurchase program had a remaining authorized purchase limit of $53.9 million as of July 9, 2017.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1	Amendment to Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated July 25, 2017.

10.2	Amendment to Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Guy J. Constant, dated July 25, 2017.

10.3	Amendment to Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Carin L. Stutz, dated July 25, 2017.

10.4	Amendment to Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated July 25, 2017.

10.5	Second Amendment to Amended Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Jonathan A. Muhtar, dated July 25, 2017.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 9, 2017 and December 25, 2016; (ii) Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended July 9, 2017 and July 10, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and twenty-eight weeks ended July 9, 2017 and July 10, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 9, 2017 and July 10, 2016; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 9, 2017	By:	/s/ Guy J. Constant
(Date)		Guy J. Constant (Chief Financial Officer)