Form 10-Q
period 2017-10-01
RED ROBIN GOURMET BURGERS INC
filed 2017-11-07
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2017
Common Stock, $0.001 par value per share	12,936,039

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	October 1, 2017	December 25, 2016
Assets:
Current assets:
Cash and cash equivalents	$14,984	$11,732
Accounts receivable, net	12,253	24,166
Inventories	29,480	29,899
Prepaid expenses and other current assets	28,384	27,049
Total current assets	85,101	92,846
Property and equipment, net	647,301	656,439
Goodwill	97,064	95,935
Intangible assets, net	39,680	42,270
Other assets, net	29,089	31,055
Total assets	$898,235	$918,545
Liabilities and stockholders’ equity:
Current liabilities:
Trade accounts payable	$21,119	$13,740
Construction related payables	11,695	12,862
Accrued payroll and payroll-related liabilities	38,967	34,703
Unearned revenue	37,905	50,199
Accrued liabilities and other	41,079	29,505
Total current liabilities	150,765	141,009
Deferred rent	73,780	72,431
Long-term debt	276,775	336,375
Long-term portion of capital lease obligations	10,286	10,805
Other non-current liabilities	9,864	9,872
Total liabilities	521,470	570,492
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,935 and 12,828 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,916 and 5,023 shares, at cost	(203,296)	(207,720)
Paid-in capital	209,520	208,022
Accumulated other comprehensive loss, net of tax	(3,430)	(5,008)
Retained earnings	373,953	352,741
Total stockholders’ equity	376,765	348,053
Total liabilities and stockholders’ equity	$898,235	$918,545
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues:
Restaurant revenue	$301,100	$293,858	$1,026,902	$992,745
Franchise royalties, fees, and other revenues	3,148	3,449	11,674	12,237
Total revenues	304,248	297,307	1,038,576	1,004,982
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	71,642	69,447	240,152	232,603
Labor	106,205	102,294	360,146	338,125
Other operating	44,846	42,463	142,238	132,446
Occupancy	25,868	25,121	84,127	82,524
Depreciation and amortization	21,258	21,468	70,475	64,578
Selling, general, and administrative expenses	28,870	29,046	104,239	103,453
Pre-opening and acquisition costs	1,503	2,382	4,735	6,992
Other charges	—	9,321	1,584	17,906
Total costs and expenses	300,192	301,542	1,007,696	978,627

Income (loss) from operations	4,056	(4,235)	30,880	26,355
Other expense:
Interest expense, net and other	2,032	1,612	7,469	4,736
Income (loss) before income taxes	2,024	(5,847)	23,411	21,619
Provision (benefit) for income taxes	(690)	(4,547)	2,199	1,142
Net income (loss)	$2,714	$(1,300)	$21,212	$20,477
Earnings (loss) per share:
Basic	$0.21	$(0.10)	$1.65	$1.52
Diluted	$0.21	$(0.10)	$1.63	$1.50
Weighted average shares outstanding:
Basic	12,927	13,214	12,888	13,471
Diluted	13,023	13,214	12,986	13,606
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income (loss)	$2,714	$(1,300)	$21,212	$20,477
Foreign currency translation adjustment	611	(141)	1,578	997
Other comprehensive income (loss), net of tax	611	(141)	1,578	997
Total comprehensive income (loss)	$3,325	$(1,441)	$22,790	$21,474
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net income	$21,212	$20,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,475	64,578
Other charges - asset impairment and restaurant closure costs	1,584	14,006
Stock-based compensation expense	3,588	3,584
Other, net	(678)	(1,738)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable and other current assets	11,666	10,272
Trade accounts payable and accrued liabilities	22,155	(8,191)
Unearned revenue	(9,663)	(14,047)
Other operating assets and liabilities, net	1,225	5,744
Net cash provided by operating activities	121,564	94,685
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(61,033)	(136,694)
Acquisition of franchise restaurants, net of cash acquired	—	(39,966)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	114	4,208
Net cash used in investing activities	(60,919)	(172,452)
Cash flows from financing activities:
Borrowings of long-term debt	148,250	292,500
Payments of long-term debt and capital leases	(208,340)	(190,933)
Purchase of treasury stock	—	(31,520)
Debt issuance costs	(664)	(1,058)
Proceeds from exercise of stock options and employee stock purchase plan and tax benefit from exercise of stock options	2,616	1,426
Net cash (used in) provided by financing activities	(58,138)	70,415
Effect of exchange rate changes on cash	745	178
Net change in cash and cash equivalents	3,252	(7,174)
Cash and cash equivalents, beginning of period	11,732	22,705
Cash and cash equivalents, end of period	$14,984	$15,531

Supplemental disclosure of cash flow information
Income taxes paid	$3,189	$4,104
Interest paid, net of amounts capitalized	$7,964	$4,971
Change in construction related payables	$(1,166)	$(8,713)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of October 1, 2017, the Company owned and operated 479 restaurants located in 39 states and two Canadian provinces. The Company also had 86 franchised full-service restaurants in 15 states as of October 1, 2017. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended October 1, 2017 is referred to as third quarter 2017, or the twelve weeks ended October 1, 2017; the second quarter ended July 9, 2017 is referred to as second quarter 2017, or the twelve weeks ended July 9, 2017; the first quarter ended April 16, 2017 is referred to as first quarter 2017, or the sixteen weeks ended April 16, 2017; and together, the first, second, and third quarters of 2017 are referred to as the forty weeks ended October 1, 2017. The quarter ended October 2, 2016 is referred to as third quarter 2016, or the twelve weeks ended October 2, 2016; the second quarter ended July 10, 2016 is referred to as second quarter 2016, or the twelve weeks ended July 10, 2016; the first quarter ended April 17, 2016 is referred to as first quarter 2016, or the sixteen weeks ended April 17, 2016; and together, the first, second, and third quarters of 2016 are referred to as the forty weeks ended October 2, 2016. The Company’s fiscal year 2017 comprises fifty-three weeks and will end on December 31, 2017.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the twelve weeks ended October 2, 2016, the Company reclassified impairment charges and restaurant closure costs of $9.3 million from Asset impairment and restaurant closure costs to Other charges on the condensed consolidated statement of operations. For the forty weeks ended October 2, 2016, the Company reclassified impairment charges and restaurant closure costs of $14.0 million from Asset impairment and restaurant closure costs and litigation contingencies of $3.9 million from Selling, general, and administrative expenses to Other charges on the condensed consolidated statement of operations. Management believes separating these items on the condensed consolidated statement of operations provides more clarity for readers of these financial statements. See Note 4, Other Charges.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-02, Leases (“Topic 842”). This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. Early adoption is permitted. We are evaluating the full impact Topic 842 will have on our consolidated financial statements but expect this adoption will result in a significant increase in the assets and liabilities on our consolidated balance sheet.
In May 2014, the FASB issued Update 2014-09, Revenue from Contracts with Customers (“Topic 606”), subsequently amended by various standard updates. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. We have determined Topic 606 will not have an impact on our recognition of food and beverage sales from Company-owned restaurants or our recognition of royalty fees from franchisees. The Company will recognize franchise advertising fund contributions as Franchise royalties, fees, and other revenues, with the related advertising fund expenses recognized as Selling, general, and administrative expenses. The Company will adopt Topic 606 beginning with its fiscal first quarter 2018 and will apply the guidance retrospectively to each prior period presented. Upon adoption of the standard, the Company does not expect the impact of recognizing initial franchise fees over the franchise agreement period or franchise advertising fund contributions as revenues and expenses to have a material effect on our consolidated financial statements.
2. Goodwill and Intangible Assets
The following table presents goodwill as of October 1, 2017 and December 25, 2016 (in thousands):

Balance, December 25, 2016	$95,935
Foreign currency translation adjustment	1,129
Balance, October 1, 2017	$97,064
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.
The following table presents intangible assets as of October 1, 2017 and December 25, 2016 (in thousands):

	October 1, 2017			December 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$55,766	$(30,016)	$25,750	$55,902	$(27,306)	$28,596
Favorable leases	13,931	(7,955)	5,976	13,931	(7,400)	6,531
Liquor licenses	10,128	(9,662)	466	10,253	(9,857)	396
	$79,825	$(47,633)	$32,192	$80,086	$(44,563)	$35,523
Indefinite-lived intangible assets:
Liquor licenses and other	$7,488	$—	$7,488	$6,747	$—	$6,747
Intangible assets, net	$87,313	$(47,633)	$39,680	$86,833	$(44,563)	$42,270
There was an immaterial impairment to franchise rights during the forty weeks ended October 1, 2017 related to two of the restaurants impaired in second quarter 2017. There was an immaterial impairment to franchise rights during the forty weeks ended October 2, 2016 related to one of the restaurants impaired in second quarter 2016.
The estimated aggregate future amortization expense as of October 1, 2017 is as follows (in thousands):

Remainder of 2017	$1,022
2018	4,263
2019	4,216
2020	3,699
2021	3,271
Thereafter	15,721
$32,192

3. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings (loss) per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic weighted average shares outstanding	12,927	13,214	12,888	13,471
Dilutive effect of stock options and awards	96	—	98	135
Diluted weighted average shares outstanding	13,023	13,214	12,986	13,606

Awards excluded due to anti-dilutive effect on diluted earnings per share	209	355	324	224
4. Other Charges
Other charges consist of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Asset impairment and restaurant closure costs	$—	$9,321	$1,584	$14,006
Litigation contingencies	—	—	—	3,900
Other charges	$—	$9,321	$1,584	$17,906

During second quarter 2017, the Company determined that five Company-owned restaurants, including three restaurants nearing the end of their lease, were impaired and recognized a non-cash impairment charge of $1.6 million. During the twelve and forty weeks ended October 2, 2016, the Company determined that two and eight Company-owned restaurants were impaired and recognized non-cash impairment charges of $3.8 million and $7.7 million. The Company recognized the impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. In first quarter 2016, the Company relocated one restaurant and recognized a $0.8 million asset impairment charge due to the relocation.
In third quarter 2016, the Company closed nine limited-service restaurants that were underperforming relative to Company expectations and recognized $5.5 million of restaurant closure costs, which comprised $3.7 million in fixed asset disposal costs, $1.5 million in charges related to future lease obligations, and immaterial one-time termination benefits, inventory write off costs, and other closure-related costs.
In first quarter 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims.
5. Borrowings
Borrowings as of October 1, 2017 and December 25, 2016 are summarized below (in thousands):

	October 1, 2017	December 25, 2016
Revolving credit facility and other long-term debt	$276,775	$336,375
Capital lease obligations	10,973	11,463
Total debt	287,748	347,838
Less: Current portion	(687)	(658)
Long-term debt	$287,061	$347,180

On June 30, 2016, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (the “New Credit Facility”). The New Credit Facility provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into the first amendment (the “Amendment”) to the New Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments under the New Credit Facility. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion.
The New Credit Facility matures on June 30, 2021. As of October 1, 2017, the Company had outstanding borrowings under the New Credit Facility of $275.9 million, in addition to amounts issued under letters of credit of $7.6 million, which reduced the amount available under the facility but were not recorded as debt. As of December 25, 2016, the Company had outstanding borrowings under the New Credit Facility of $335.5 million, in addition to amounts issued under letters of credit of $8.8 million.
Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. In first quarter 2017, the Company recorded $0.7 million in debt issuance costs related to the Amendment to the New Credit Facility. Unamortized debt issuance costs were $2.5 million and $2.3 million as of October 1, 2017 and December 25, 2016.
6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of October 1, 2017 and December 25, 2016 (in thousands):

	October 1, 2017	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,936	$8,936	$—	$—
Total assets measured at fair value	$8,936	$8,936	$—	$—

	December 25, 2016	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,165	$9,165	$—	$—
Total assets measured at fair value	$9,165	$9,165	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of October 1, 2017 and December 25, 2016, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 4, Other Charges, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.

Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under the New Credit Facility and capital leases are carried at historical cost in the accompanying condensed consolidated balance sheets. For disclosure purposes, the Company estimated the fair value of the New Credit Facility and capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt. Both the New Credit Facility and the Company’s capital lease obligations are considered to be level 2 instruments. The following table presents the carrying value and estimated fair value of the Company’s New Credit Facility and capital lease obligations as of October 1, 2017 and December 25, 2016 (in thousands):

	October 1, 2017		December 25, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Credit facility	$275,900	$275,821	$335,500	$335,611
Capital lease obligations	10,973	11,787	11,463	12,917
Total	$286,873	$287,608	$346,963	$348,528
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
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2017 and 2016 refer to the twelve- and forty-week periods ending October 1, 2017 and October 2, 2016, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 565 locations in North America. As of October 1, 2017, the Company operated 479 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 86 franchised full-service restaurants in 15 states as of October 1, 2017. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and forty weeks ended October 1, 2017, and our outlook for the remainder of fiscal year 2017:

•	Financial performance.

◦
Restaurant revenue increased $7.2 million, or 2.5%, to $301.1 million for the twelve weeks ended October 1, 2017, as compared to the twelve weeks ended October 2, 2016, primarily due to a $9.7 million increase in revenue from newly opened restaurants; a $0.2 million, or 0.1%, increase in comparable restaurant revenue, which included a $0.4 million, or 0.2%, favorable foreign currency exchange impact related to our Canadian restaurants; and partially offset by a $2.7 million decrease from closed restaurants. For the forty weeks ended October 1, 2017, restaurant revenues increased $34.2 million or 3.4%, to $1.0 billion as compared to the forty weeks ended October 2, 2016, primarily due to a $45.2 million increase in revenue from newly opened and acquired restaurants, partially offset by a $9.6 million decrease from closed restaurants and a $1.4 million, or 0.2%, decrease in comparable restaurant revenue. We expect total revenues to grow between 6% and 8% in 2017, resulting from comparable revenue growth of flat to 0.5%, increased operating weeks in 2017 compared to 2016 associated with locations opened and acquired since the beginning of 2016, and a 53rd week in 2017.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 120 basis points to 82.6% for the twelve weeks ended October 1, 2017, as compared to 81.4% for the twelve weeks ended October 2, 2016. The increase was due to higher labor costs, other operating costs, food and beverage costs, and occupancy costs, as a percentage of restaurant revenue. For the forty weeks ended October 1, 2017, restaurant operating costs increased 140 basis points to 80.5% compared to 79.1% for the forty weeks ended October 2, 2016. The increase was primarily driven by higher labor costs and other operating costs, as a percentage of restaurant revenue, partially offset by a decrease in occupancy costs as a percentage of restaurant revenue.

◦
Net income was $2.7 million for the twelve weeks ended October 1, 2017 compared to a net loss of $1.3 million for the twelve weeks ended October 2, 2016. Diluted earnings per share were $0.21 for the twelve weeks ended October 1, 2017, as compared to diluted loss per share of $0.10 for the twelve weeks ended October 2, 2016. Excluding the impact of $0.48 per diluted share for asset impairment charges, net income per diluted share for the twelve weeks ended October 2, 2016 was $0.38. For the forty weeks ended October 1, 2017, net income was $21.2 million compared to $20.5 million for the forty weeks ended October 2, 2016. Diluted earnings per share were $1.63 for the forty weeks ended October 1, 2017, as compared to $1.50 for the forty weeks ended October 2, 2016. Excluding the impact of $0.08 per diluted share for asset impairment charges, net income per diluted share for the forty weeks ended October 1, 2017 was $1.71. Excluding the impact of $0.72 per diluted share for asset impairment and restaurant closure costs and $0.20 per diluted share related to litigation contingencies, net income per diluted share for the forty weeks ended October 2, 2016 was $2.42.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all our U.S. and Canadian Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled guests early about new menu items to generate awareness and trial of these offerings. Our current marketing strategy comprises a concentrated, rather than continuous, media buying approach which is focused on generating significant reach and frequency during on-air advertising periods. Through the remainder of 2017, we plan to communicate a clear message of value, innovation, and fun across a variety of advertising and social media. We have also begun, and plan to continue, to deploy increased marketing support for our off-premise dining initiatives, including generating guest awareness of our online ordering, to-go, and catering opportunities.

•	Restaurant Development. During the twelve weeks ended October 1, 2017, we opened seven Red Robin restaurants. We plan to open two Red Robin restaurants during the remainder of 2017.
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Company-owned:
Beginning of period	472	460	465	439
Opened during the period	7	11	16	21
Acquired from franchisees	—	—	—	13
Closed during the period	—	(9)	(2)	(11)
End of period	479	462	479	462
Franchised:
Beginning of period	86	86	86	99
Opened during the period	—	—	1	—
Sold or closed during the period	—	—	(1)	(13)
End of period	86	86	86	86
Total number of restaurants	565	548	565	548

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues:
Restaurant revenue	99.0%	98.8%	98.9%	98.8%
Franchise royalties, fees, and other revenues	1.0	1.2	1.1	1.2
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.8	23.6	23.4	23.4
Labor	35.3	34.8	35.1	34.1
Other operating	14.9	14.5	13.9	13.3
Occupancy	8.6	8.5	8.2	8.3
Total restaurant operating costs	82.6	81.4	80.5	79.1
Depreciation and amortization	7.0	7.2	6.8	6.4
Selling, general, and administrative	9.5	9.7	10.1	10.3
Pre-opening and acquisition costs	0.5	0.8	0.5	0.7
Other charges	—	3.1	0.2	1.8
Income (loss) from operations	1.3	(1.4)	3.0	2.6

Interest expense, net and other	0.7	0.6	0.7	0.4
Income (loss) before income taxes	0.7	(2.0)	2.3	2.2
Provision (benefit) for income taxes	(0.2)	(1.6)	0.2	0.2
Net income (loss)	0.9%	(0.4)%	2.0%	2.0%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 1, 2017	October 2, 2016	Percent Change	October 1, 2017	October 2, 2016	Percent Change
Restaurant revenue	$301,100	$293,858	2.5%	$1,026,902	$992,745	3.4%
Franchise royalties, fees, and other revenue	3,148	3,449	(8.7)%	11,674	12,237	(4.6)%
Total revenues	$304,248	$297,307	2.3%	$1,038,576	$1,004,982	3.3%
Average weekly sales volumes in Company-owned restaurants(1)	$52,955	$52,439	1.0%	$54,614	$54,555	0.1%
Total operating weeks	5,686	5,613	1.3%	18,803	18,205	3.3%
Restaurant revenue per square foot	$101	$101	0.0%	$348	$352	(1.1)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the twelve and forty weeks ended October 2, 2016 for Company-owned restaurants was $52,362 and $54,534. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the twelve weeks ended October 1, 2017, which comprises primarily food and beverage sales, increased $7.2 million or 2.5% as compared to third quarter 2016. The increase was due to a $9.7 million increase in revenue from newly opened restaurants and a $0.2 million or 0.1% increase in comparable restaurant revenue, partially offset by a $2.7 million decrease from closed restaurants. The comparable restaurant revenue increase was driven by a 0.2% favorable foreign exchange impact related to our Canadian restaurants, partially offset by a 0.1% decrease in average guest check. The decrease in average guest check resulted from a 1.6% decrease in menu mix offset by a 1.5% increase in pricing.
Restaurant revenue for the forty weeks ended October 1, 2017 increased by $34.2 million or 3.4% as compared to the forty weeks ended October 2, 2016. The increase was due to a $45.2 million increase in revenue from newly opened and acquired restaurants, partially offset by a $9.6 million decrease from closed restaurants and a $1.4 million or 0.2% decrease in comparable restaurant revenue. The comparable restaurant revenue decrease was driven by a 0.1% decrease in guest counts and a 0.1% decrease in average guest check. The decrease in average guest check comprised a 1.7% decrease in menu mix offset by a 1.6% increase in pricing.
Average weekly sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. New restaurants are restaurants that are open but not included in the comparable category because they have not operated for five full quarters. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period and the average square footage of our restaurants.
Franchise royalties, fees, and other revenue decreased $0.3 million for the twelve weeks ended October 1, 2017 compared to the twelve weeks ended October 2, 2016, primarily due to a decrease in licensing royalties. Our franchisees reported comparable restaurant revenue decreased 3.0% for the twelve weeks ended October 1, 2017 compared to the twelve weeks ended October 2, 2016.
For the forty weeks ended October 1, 2017, franchise royalties, fees, and other revenue decreased $0.6 million, primarily due to the loss of royalties from 13 franchised restaurants that we acquired during first quarter 2016. Our franchisees reported that comparable restaurant revenue decreased 2.8% for the forty weeks ended October 1, 2017 compared to the forty weeks ended October 2, 2016.
Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2017	October 2, 2016	Percent Change	October 1, 2017	October 2, 2016	Percent Change
Cost of sales	$71,642	$69,447	3.2%	$240,152	$232,603	3.2%
As a percent of restaurant revenue	23.8%	23.6%	0.2%	23.4%	23.4%	—%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 20 basis points for the twelve weeks ended October 1, 2017 as compared to the same period in 2016, primarily driven by higher ground beef prices, partially offset by lower poultry prices. For the forty weeks ended October 1, 2017, cost of sales as a percentage of revenue were flat compared to the forty weeks ended October 2, 2016 as higher ground beef prices were offset by lower poultry prices.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2017	October 2, 2016	Percent Change	October 1, 2017	October 2, 2016	Percent Change
Labor	$106,205	$102,294	3.8%	$360,146	$338,125	6.5%
As a percent of restaurant revenue	35.3%	34.8%	0.5%	35.1%	34.1%	1.0%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 1, 2017, labor as a percentage of restaurant revenue increased 50 basis points compared to the same period in 2016. For the forty weeks ended October 1, 2017, labor as a percentage of restaurant revenue increased 100 basis points as compared to the same period in 2016. The increases were primarily driven by increases in minimum wages in certain states and localities and restaurant manager bonuses, partially offset by decreases in training, project labor expenses related to the Company’s kitchen display system rollout, and due to labor model changes.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2017	October 2, 2016	Percent Change	October 1, 2017	October 2, 2016	Percent Change
Other operating	$44,846	$42,463	5.6%	$142,238	$132,446	7.4%
As a percent of restaurant revenue	14.9%	14.5%	0.4%	13.9%	13.3%	0.6%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, local marketing, and other miscellaneous costs. For the twelve weeks ended October 1, 2017, other operating costs as a percentage of restaurant revenue increased 40 basis points as compared to the same period in 2016, primarily due to higher costs of local marketing, restaurant technology, and third-party delivery fees, partially offset by a decrease in equipment repairs and maintenance and utilities. For the forty weeks ended October 1, 2017, other operating costs as a percentage of restaurant revenue increased 60 basis points as compared to the same period in 2016, primarily due to higher costs of local marketing, third-party delivery fees, and restaurant technology, partially offset by a decrease in equipment repairs and maintenance.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2017	October 2, 2016	Percent Change	October 1, 2017	October 2, 2016	Percent Change
Occupancy	$25,868	$25,121	3.0%	$84,127	$82,524	1.9%
As a percent of restaurant revenue	8.6%	8.5%	0.1%	8.2%	8.3%	(0.1)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended October 1, 2017, occupancy costs as a percentage of restaurant revenue increased 10 basis points over the prior year, primarily due to an increase in real estate taxes. Our fixed rents for the twelve weeks ended October 1, 2017 and October 2, 2016 were $17.4 million and $17.0 million, an increase of $0.4 million due to 17 net additional locations opened since third quarter 2016.
For the forty weeks ended October 1, 2017, occupancy costs as a percentage of restaurant revenue decreased 10 basis points over the prior year, primarily due to a decrease in general liability insurance costs. Our fixed rents for the forty weeks ended October 1, 2017 and October 2, 2016 were $57.1 million and $55.0 million, an increase of $2.1 million due to 40 net additional locations opened and acquired since fourth quarter 2015.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2017	October 2, 2016	Percent Change	October 1, 2017	October 2, 2016	Percent Change
Depreciation and amortization	$21,258	$21,468	(1.0)%	$70,475	$64,578	9.1%
As a percent of total revenues	7.0%	7.2%	(0.2)%	6.8%	6.4%	0.4%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended October 1, 2017, depreciation and amortization expense decreased $0.2 million or 1.0% over the prior year. The decrease was primarily related to higher amortization of certain licenses for Enterprise Resource Planning (“ERP”) software in third quarter 2016 prior to the Company’s migration to a cloud-based ERP system, partially offset by an increase related to new restaurants opened, and restaurants remodeled under our brand transformation initiative, since third quarter 2016.
For the forty weeks ended October 1, 2017, depreciation and amortization expense increased $5.9 million or 9.1% over the prior year. The increase was primarily related to new restaurants opened, and restaurants remodeled under our brand transformation initiative, since fourth quarter 2015, partially offset by higher amortization of certain licenses for ERP software in third quarter 2016 prior to the Company’s migration to a cloud-based ERP system.
Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2017	October 2, 2016	Percent Change	October 1, 2017	October 2, 2016	Percent Change
Selling, general, and administrative	$28,870	$29,046	(0.6)%	$104,239	$103,453	0.8%
As a percent of total revenues	9.5%	9.7%	(0.2)%	10.1%	10.3%	(0.2)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional, and franchise support salaries and benefits; marketing and advertising costs; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended October 1, 2017 decreased $0.2 million or 0.6% as compared to the same period in 2016. The decrease was primarily due to a decrease in salaries and benefits and professional services costs. Selling, general, and administrative costs in the forty weeks ended October 1, 2017 increased $0.8 million or 0.8% as compared to the same period in 2016. The increase was primarily due to an increase in incentive compensation, selling expenses, and project costs, partially offset by a decrease in salaries and benefits and travel costs.
Pre-opening and Acquisition Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2017	October 2, 2016	Percent Change	October 1, 2017	October 2, 2016	Percent Change
Pre-opening and acquisition costs	$1,503	$2,382	(36.9)%	$4,735	$6,992	(32.3)%
As a percent of total revenues	0.5%	0.8%	(0.3)%	0.5%	0.7%	(0.2)%
Pre-opening costs, which are expensed as incurred, comprise the costs of labor, hiring, and training the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training teams; supply costs; the cost of food and beverages used in training; licenses and marketing; and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters.
Pre-opening and acquisition costs decreased $0.9 million for the twelve weeks ended October 1, 2017, primarily due to fewer restaurant openings during the twelve weeks ended October 1, 2017 as compared to the same period in 2016. Pre-opening and acquisition costs decreased $2.3 million for the forty weeks ended October 1, 2017, primarily due to fewer restaurants opened during the forty weeks ended October 1, 2017 as compared to the same period in 2016 and $0.7 million in acquisition costs incurred during first quarter 2016.

Interest Expense, Net and Other
Interest expense, net and other was $2.0 million for the twelve weeks ended October 1, 2017, an increase of $0.4 million, or 26.1%, from the same period in 2016. The increase was primarily related to increased interest rates on our revolving line. Interest expense, net and other was $7.5 million for the forty weeks ended October 1, 2017, an increase of $2.7 million, or 57.7%, from the same period in 2016. The increase was primarily related to increased interest rates on our revolving line and a higher average debt balance. Our weighted average interest rate was 3.5% and 3.6% for the twelve and forty weeks ended October 1, 2017, as compared to 2.7% and 2.4% for the twelve and forty weeks ended October 2, 2016. Interest expense for 2017 is expected to be approximately $10 million.
Provision for Income Taxes
The effective tax rate for the twelve weeks ended October 1, 2017 was 34.1% benefit, compared to 77.8% benefit for the twelve weeks ended October 2, 2016. The change in the twelve-week effective tax rate is primarily due to asset impairment and restaurant closure costs recognized in third quarter 2016, which resulted in a larger quarterly tax benefit. The effective tax rate for the forty weeks ended October 1, 2017 and October 2, 2016 was 9.4% and 5.3%. The change in the forty-week effective tax rate is primarily due to the recognition of a prior year state tax benefit in 2016.

Liquidity and Capital Resources
Cash and cash equivalents increased $3.3 million to $15.0 million at October 1, 2017, from $11.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure, pay down debt, and execute our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 1, 2017	October 2, 2016
Net cash provided by operating activities	$121,564	$94,685
Net cash used in investing activities	(60,919)	(172,452)
Net cash (used in) provided by financing activities	(58,138)	70,415
Effect of exchange rate changes on cash	745	178
Net change in cash and cash equivalents	$3,252	$(7,174)
Operating Cash Flows
Net cash flows provided by operating activities increased $26.9 million to $121.6 million for the forty weeks ended October 1, 2017. The increase was primarily driven by a $30.3 million decrease in payments to vendors, a $4.0 million decrease in team member salaries and benefits, and a $0.9 million decrease in cash paid for taxes, offset by a $7.3 million decrease in cash generated from restaurant operations and a $3.0 million increase in cash paid for interest.
Investing Cash Flows
Net cash flows used in investing activities decreased $111.6 million to $60.9 million for the forty weeks ended October 1, 2017, as compared to $172.5 million for the same period in 2016. The decrease is primarily due to the acquisition of franchised restaurants in first quarter 2016, along with decreased investment in restaurant remodels and new restaurant openings.
The following table lists the components of our capital expenditures, net of currency translation effect, for the forty weeks ended October 1, 2017 (in thousands):

Forty Weeks Ended October 1, 2017
New restaurants	$31,376
Restaurant maintenance capital	13,011
Investment in technology infrastructure and other	12,728
Restaurant remodels	3,918
Total capital expenditures	$61,033
We expect total capital investments between $80 million and $85 million for 2017.
Financing Cash Flows
Cash used in financing activities increased $128.6 million to $58.1 million for the forty weeks ended October 1, 2017, as compared to the same period in 2016. The increase primarily resulted from $161.7 million additional net repayments made on long-term debt, partially offset by a $31.5 million decrease in cash used to repurchase the Company’s common stock.
Credit Facility
On June 30, 2016, the Company replaced its existing credit facility (“Previous Credit Facility”) with a new credit facility (the “New Credit Facility”). The New Credit Facility provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the New Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments under the New Credit Facility. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion. As of October 1, 2017, the Company’s lease adjusted leverage ratio was 4.20x.
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our New Credit Facility. Loan origination costs associated with the New Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheet. As of October 1, 2017, the Company had outstanding borrowings under the New Credit Facility of $275.9 million, in addition to amounts issued under letters of credit of $7.6 million, which reduce the amount available under the New Credit Facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our New Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of October 1, 2017, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $60.1 million to $287.7 million at October 1, 2017, from $347.8 million at December 25, 2016, primarily due to net repayments of $59.6 million on the New Credit Facility during the forty weeks ended October 1, 2017.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation along with food cost inflation due primarily to ground beef had a negative impact on our financial condition and results of operations during the forty weeks ended October 1, 2017. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or other minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor and commodity costs for the remainder of 2017.
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
Off Balance Sheet Arrangements
Except for operating leases, primarily restaurant leases entered into in the normal course of business, we do not have any material off balance sheet arrangements.
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
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; the ability to fulfill planned expansion and restaurant remodeling; the effectiveness of our marketing campaigns; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of consumer awareness of our brand in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on our ability to execute stock repurchases due to lack of available shares or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability of credit facility borrowings or other access to capital; minimum wage increases; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 25, 2016, filed with the SEC on February 21, 2017 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 16, 2017 filed with the SEC on May 17, 2017.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of October 1, 2017, we had $275.9 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.8 million on an annualized basis.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 1, 2017, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to a total of $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing repurchases of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time.
The Company did not repurchase any of its common stock during the twelve weeks ended October 1, 2017. Since February 11, 2016, the Company has purchased 940,034 shares for a total of $46.1 million. The current repurchase program had a remaining authorized purchase limit of $53.9 million as of October 1, 2017.

ITEM 6.    Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 1, 2017 and December 25, 2016; (ii) Condensed Consolidated Statements of Operations for the twelve and forty weeks ended October 1, 2017 and October 2, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and forty weeks ended October 1, 2017 and October 2, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 1, 2017 and October 2, 2016; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 7, 2017	By:	/s/ Guy J. Constant
(Date)		Guy J. Constant (Chief Financial Officer)