Form 10-K
period 2017-12-31
RED ROBIN GOURMET BURGERS INC
filed 2018-02-27
CIK 1171759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $824.0 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 12,957,839 shares of common stock outstanding as of February 26, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2018 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, primarily develops, operates, and franchises full-service restaurants in North America and focuses on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to guests of all ages. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc. and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to “Red Robin,” “we,” “us,” “our” or the “Company” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. As of the end of our fiscal year on December 31, 2017, there were 566 Red Robin restaurants, of which 480 were Company-owned and 86 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See “Restaurant Franchise and Licensing Arrangements” for additional information about our franchise program. As of December 31, 2017, there were Red Robin restaurants in 44 states and two Canadian provinces.
Financial information for our single operating segment is included in Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2017 included 53 weeks, ending on December 31, 2017. Fiscal years 2016, 2015, 2014, and 2013 each included 52 weeks, ending on December 25, 2016, December 27, 2015, December 28, 2014, and December 29, 2013. Fiscal year 2018 will include 52 weeks, ending on December 30, 2018. We refer to our fiscal years as 2018, 2017, 2016, 2015, 2014, and 2013 throughout this Annual Report on Form 10-K.
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
To ensure the continued success of Red Robin in a rapidly evolving marketplace, we focus on five strategic areas:

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

•
Regaining operational edge. Our strategy in regaining operational edge includes delivering consistently great burgers, accurately customized, and served quickly by our caring team members whether the guest chooses to dine in the restaurant or off premise. Our goal is to deliver exceptional service to our guests through promoting a “Better for Being Here” environment and continually strive to enhance our guest’s experience with a focus on guests of all ages and their occasions. We respect our guests’ need for the “gift of time” and remain committed to improving both speed of service and order accuracy.

•
Becoming our guests’ go-to for great burgers.  We continue to focus on being our guests’ go-to for great burgers by offering craveable burgers and “bottomless” side options at attractive prices wherever and however our guests want. We actively seek to enhance value through a balance of quality, quantity, price, and experience. This includes providing high quality core menu items, delivering value through new products at everyday value prices and abundance through bottomless sides and beverages. We are enhancing loyalty offerings via our Red Robin Royalty™ program to drive guest traffic. Additionally, we are focused on driving guest preference by offering our products through alternate modes of access. As part of this strategy, we offer online ordering for carry-out, delivery access in limited locations via multiple third party services, and catering. We are also currently testing self-delivery for potential deployment in future years.

•
Rapidly reinventing Red Robin. Facing rapidly increasing labor costs and changing guest needs, we are also working to transform our existing assets as needed with new labor models and to craft entirely new Red Robin prototypes which will enable future unit growth. We are dedicating resources to defining the “Red Robin of the Future.”

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
We pride ourselves on being THE Burger Authority. Our menu features our signature product, a line of Gourmet Burgers which we make from premium quality, fresh ground beef as well as our everyday-value line of Red’s Tavern Double® burgers, and our Red Robin’s Finest line of half-pound Angus beef burgers and all-natural, 7-ounce, fire-grilled chicken breasts with premium toppings. We also offer burgers made with chicken breasts, breaded cod and grilled salmon fillets, and turkey patties, as well as a proprietary vegetarian patty. We offer a wide selection of buns, including ciabatta, gluten free, sesame, onion, whole grain, jalapeno, and lettuce wraps, with a variety of toppings, including fresh guacamole, housemade barbeque sauces and aiolis, grilled pineapple, crispy onion straws, sautéed mushrooms, fried jalapenos, bruschetta salsa, coleslaw, eight different cheese choices, and a fried egg. All of our burgers are served with our all-you-can-eat Bottomless Steak Fries® or a guest may choose from five bottomless sides. We specialize in customizing our menu items to meet our guests’ dietary needs and preferences. In addition to burgers, which accounted for approximately 50% of our total food and beverage sales in 2017, Red Robin serves an array of other items that appeal to a broad range of guests. These items include a variety of appetizers (priced at $5, $7, and $9); salads, soups, seafood, and other entrees; desserts; the Company’s signature alcoholic and non-alcoholic specialty beverages; and a broadened variety of national and craft beers.
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
We also strive to provide our guests with exceptional dining value and the ability to customize their experience. In 2017, we had an average check per guest of $13.03 including beverages. We believe this price-to-value relationship, our innovative array of burgers starting at $6.99 and ranging up to $15.49, differentiates us from our casual dining competitors and allows us to appeal to a broad base of consumers with a wide range of income levels.
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
Food Safety and Purchasing
Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply from product receipt through preparation and service. We provide detailed specifications for our food ingredients, products, and supplies to our suppliers. We qualify and audit our key manufacturers and growers and require their certification under the Global Food Safety Initiative. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association’s ServSafe program. Minimum cooking requirements, specifically safe handling, cooling procedures, and frequent temperature and quality checks, exist for the safety and quality of all food we serve in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant’s management team determines the restaurant’s daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to ensure the products received meet our safety and quality specifications. Additionally, we utilize the services of an independent auditing company to perform unannounced comprehensive food safety and sanitation inspections up to four times a year in all Company-owned and franchised restaurants.
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements which may include fixed price contracts that vary in term lengths or formula based pricing agreements which can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in 2017, ground beef represented approximately 13%, potatoes represented approximately 12%, and poultry represented approximately 10%. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, potatoes, and poultry, remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, we have not experienced significant disruptions in our supply chain. As of December 31, 2017, approximately 59% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2018.
Restaurant Development
Red Robin has grown its restaurant base prudently considering a number of factors including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. Our site selection criteria focuses on identifying markets, trade areas, and specific sites that are likely to yield the greatest density of desirable demographic characteristics, retail traffic, and visibility. During 2017, we opened 18 Company-owned restaurants, including one restaurant that was temporarily closed during 2016, and relocated one Red Robin restaurant. Over the past three years, we have opened a total of 68 new restaurants, acquired 14 franchised restaurants, and relocated six units.
During 2018, we expect to open approximately nine new Company-owned Red Robin restaurants. The costs of a 4,500 to 5,800 square foot Red Robin restaurant range from $2.2 million to $2.6 million, depending on location (stand alone, mall, or in-line retail) and geographic area, excluding land. In developing our long-term growth strategy, we will carefully evaluate our changing guest base, opportunities to broaden our reach, and how to address rising construction and labor costs.
Restaurant Franchise and Licensing Arrangements
As of December 31, 2017, our franchisees operated 86 restaurants in 15 states. Our two largest franchisees own 43 restaurants located in Michigan, Ohio, and eastern and central Pennsylvania. In 2017, our franchisees opened one new restaurant and closed one restaurant. We executed area development agreements with two of our existing franchisees in 2017. We expect our franchisees will open new units in 2018, and anticipate franchise unit growth to continue as our franchisees complete required investments to bring existing restaurants to our current brand and design standards. We are identifying additional franchise opportunities to grow our franchise base through existing and new franchisees based on markets of interest.
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
In 2017, we continued to invest in technologies and data infrastructure that support operational excellence, guest engagement, and team member talent management as well as facilitate our off-premise dining initiatives. In 2018, we plan to invest in technologies and data infrastructure which modernize and upgrade the capacity of our restaurant systems; upgrade our point-of-sale system; provide our guests with digital experiences that support in-restaurant and off-premise dining; and improve flexibility of business operations.
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
We also engage security assessors and consultants to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from guests and team members.
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
In 2016, our marketing strategy began to shift toward a concentrated, rather than continuous, media buying approach with a focus on generating significant reach and frequency during on-air advertising periods. We plan to continue with this concentrated marketing approach in 2018, while communicating a clear message focused on craveable burgers, affordable abundance, and attentive service across a variety of advertising media. We will also deploy marketing support for our alternative platforms initiative, including generating guest awareness of our online ordering, to-go, and catering dining opportunities.
Team Members
As of December 31, 2017, we had 29,349 employees, whom we refer to as team members, consisting of 28,978 team members at Company-owned restaurants and 371 team members at our corporate headquarters and field offices. None of our team members are covered by a collective bargaining agreement. We consider our team member relations to be good.
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
Executive Officers
The following table sets forth information about our executive officers and other key employees:

Name	Age	Position
Denny Marie Post	60	President and Chief Executive Officer(1)
Beverly K. Carmichael	59	Executive Vice President and Chief People, Culture, and Resource Officer
Guy J. Constant	53	Executive Vice President and Chief Financial Officer
Jonathan Muhtar	46	Executive Vice President and Chief Concept Officer
Carin L. Stutz	61	Executive Vice President and Chief Operating Officer
Dana Benfield	46	Senior Vice President and Chief Marketing Officer
Dean Cookson	48	Senior Vice President and Chief Information Officer
Michael L. Kaplan	49	Senior Vice President and Chief Legal Officer
(1) Also a member of the Company’s board of directors.

Denny Marie Post.    Ms. Post was appointed Chief Executive Officer in August 2016. Ms. Post previously served the Company in various roles as its President, Executive Vice President and Chief Concept Officer, and Senior Vice President and Chief Marketing Officer. Before joining Red Robin, she was the Managing Member of mm&i Consulting LLC, a marketing consulting firm, from June 2010 to July 2011. Ms. Post served as Senior Vice President, Chief Marketing Officer of T-Mobile USA from July 2008 to May 2010, as Senior Vice President, Global Beverage, Food, and Quality at Starbucks Corporation from February 2007 to June 2008, as Senior Vice President, Chief Concept Officer of Burger King Corp. from April 2004 to January 2007, and prior to that, in various marketing executive roles at YUM! Brands, Inc. from 1996 to 2004.
Beverly K. Carmichael.    Ms. Carmichael joined the Company as Executive Vice President and Chief People, Culture, and Resource Officer in December 2017. Ms. Carmichael previously served as Senior Vice President and Chief People Officer of Cracker Barrel Old Country Store from January 2014 to December 2017. Prior to that, she was Founder and President of Star HR, LLC from April 2010 to April 2014. She served as Chief People Officer and Executive Vice President of Human Resources at Ticketmaster from August 2006 to August 2009. Prior to joining Ticketmaster, she was Vice President of HR at Rockwell Collins and spent 10 years at Southwest Airlines in various roles including Senior Vice President of Labor and Employee Relations; Vice President, People (Human Resources); and Chief Counsel, Labor and Employment.
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
Jonathan Muhtar. Mr. Muhtar was promoted to Executive Vice President and Chief Concept Officer of the Company, effective January 1, 2018. Mr. Muhtar previously served the Company as Senior Vice President and Chief Marketing Officer from December 2015 until his promotion. Prior to joining the Company, Mr. Muhtar served as Executive Vice President and Chief Marketing Officer of Captain D’s Seafood Restaurant from November 2011 to December 2015, and as Vice President of Global Marketing and Innovation and in other corporate and marketing positions at Burger King Corporation from July 2004 to June 2011.
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
Dana Benfield. Ms. Benfield was appointed Senior Vice President and Chief Marketing Officer in November 2017. Ms. Benfield previously served the Company in various roles as Vice President of Marketing, Vice President of Engagement Marketing, Director of Loyalty and Retention, and National Promotions Manager. Prior to joining Red Robin in 2002, she served as an Account Manager for Karsh & Hagan Advertising.
Dean Cookson. Mr. Cookson joined Red Robin as Senior Vice President and Chief Information Officer in September 2017. Prior to joining the Company, Mr. Cookson served as Vice President and Chief Technology Officer of Virgin America Inc. from February 2011 to January 2017. He served as Vice President of Business Development at Basho Technologies, Inc. from April 2010 to February 2011. Prior to joining Basho, he served as Chief of Operations for Snapfish from June 2009 to April 2010. He also served as VP of Systems and Support Operations at Snapfish from February 2007 to June 2009. Prior to joining Snapfish, he served as Director of Production Operations at LookSmart Group, Inc. from 2002 to 2007.
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

•	anticipated Company-owned restaurant openings in both new and existing markets, including the anticipated number and type of new restaurants, and the timing of such openings;

•
anticipated restaurant operating costs, including commodity and food prices; labor and energy costs; and selling, general, and administrative expenses, as well as the effect of inflation on such costs and our ability to reduce overhead costs and improve efficiencies;

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

•	the amount of capital expenditures in 2018;

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, and working capital requirements in 2018 and beyond;

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
Risks Related to Our Business
Our business strategy may not be successful or achieve the desired results, which may have an adverse impact on our business and financial results.
Our business strategy is designed to allow Red Robin to achieve success in a rapidly evolving marketplace. Our strategy focuses on building Team Member engagement, regaining our operational edge, becoming guests’ go-to for great burgers, rapidly reinventing Red Robin, and delivering great shareholder value.
Ongoing initiatives supporting our strategy include online ordering services, using an offsite call center to receive to-go orders, catering services, and delivery of orders directly or through third parties. These initiatives may not increase our sales to the degree and on the timing we expect, or at all. Catering, online ordering, and other out-of-restaurant sales options also introduce new operating procedures to our restaurants and increase reliance on third parties. We may not successfully execute these procedures and are not in control of the experience provided by third parties, which could adversely impact the guest experience and, as a result, harm guest perception of our brand and sales. Our business depends upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance that we will be able to develop or implement these or other important strategic initiatives, or that the Company has, or will have, sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them, which could in turn adversely affect our business.

Our success depends on our ability to effectively compete in the restaurant industry to attract and retain guests.
Competition in the restaurant industry is intense and barriers to entry are low. Our competitors include a large and diverse group of restaurants in all segments ranging from quick serve and fast casual to polished casual and those verging on fine dining. These competitors range from independent local operators that have opened restaurants in various markets, high growth targeted “better” burger concepts in the quick serve and fast casual space, to the well-capitalized national restaurant companies. Many of these concepts have already captured segments of the market that we are targeting, such as adult-only occasions, and are expanding faster than we are, penetrating both desirable geographic and demographic markets. Many of our competitors are well established in the casual dining market segment and in certain geographic locations and some of our competitors have substantially greater financial, marketing, and other resources than we have available. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract guests. We also compete with other restaurants and retail establishments for real estate and attractive locations.
Our marketing and branding strategies to attract, engage, and retain our guests may not be successful, which could negatively affect our business.
We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage, and retain customers. Our unique loyalty program, “Red Robin Royalty™” has experienced some success in driving sales and guest counts by providing loyal guests with various incentives and rewards. We intend to continue our focus on serving families while targeting adult occasions, and to grow beverage and food sales, including alcoholic beverages, appetizers and desserts, through menu and service enhancements. We do not have any assurance our marketing strategies will be successful. If new advertising, modified branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales or guest traffic we expect and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and more extensive national marketing strategies and media usage and we may not be able to successfully compete against those established programs.
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
A privacy or security breach involving our information technology systems or the failure of our data security measures could interrupt our business, damage our reputation, and negatively affect our operations and profits.
The protection of customer, employee and company data is critical to us. We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes, and if we fail to comply with the laws and regulations regarding privacy and security, we could be exposed to risks of fines, investigations, litigation and disruption of our operations.
Moreover, we accept electronic payment cards from our guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our guests, team members, and vendors, and we process guest payments using payment information. Customers and employees have a high expectation that we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. Although we employ security technologies and practices, and have taken other steps to try to prevent a breach, we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyber attacks. If we have experienced, or in the future experience, a security breach, we could become subject to claims, lawsuits, or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a consumer cyber security “bill of rights” for our guests, which includes a number of procedures designed to increase transparency and address our guests’ concerns regarding data breaches (whether actual or perceived), this policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and guest confidence. We maintain a separate insurance policy covering cyber security risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, in light of recent court rulings and amendments to policy forms, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to a cyber attack and breaches if credit and debit card information is stolen.
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
As of December 31, 2017, 444 of our 480 Company-owned restaurants are located on leased premises. There can be no assurance we will be able to renew our expiring leases after the expiration of all remaining renewal options. As a result we may incur additional costs to operate our restaurants, including increased rent and other costs related to the negotiation of terms of occupancy of an existing leased premise. If we are unable to renew a lease or determine not to renew a lease, there may be costs related to the relocation and development of a replacement restaurant or, if we are unable to relocate, reduced revenue.

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
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, potential imposition of tariffs on imports from other countries, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2017, 59% of our estimated 2018 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during 2018. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
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
Moreover, these technology services and systems, communication systems, and electronic data could be subject or vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, data breaches, or other attempts to harm our systems. See “-A privacy or security breach involving our information technology systems or the failure of our data security measures could interrupt our business, damage our reputation, and negatively affect our operations and profits” above. A failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure information technology network for any of the above reasons could result in interruption and delays in guest services, adversely affect our reputation, and negatively impact our results of operations.
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
Expanding our restaurant base is a component of our long-term growth and our ability to open and profitably operate new restaurants is subject to factors beyond our control.
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
As of December 31, 2017, a total of 183 or 38.1% of all Company-owned restaurants, representing 45.6% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, and Washington). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the western United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
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
Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit agreement. Our capital deployment strategies include but are not limited to paying down debt, new restaurant development, investment in advertising, repurchases of our stock, and franchise expansion. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions or a negative effect on our revenues could affect our ability to borrow or comply with our covenants under our credit facility. Moreover, any repurchase by us of our shares of common stock will further reduce cash available for operations and future growth, as well as debt repayment.
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
As of December 31, 2017, we owned 18 Red Robin restaurants in Canada and may have further international expansion in the future. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations involve risks that could adversely affect our business, including:

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
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant team members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the federal minimum wage, including California, Washington, and New York. For example, California enacted legislation that increased its minimum wage from $10 an hour to $10.50 an hour effective January 2017 for businesses with 26 or more employees, and which then increase each year until reaching $15 per hour in 2022. We anticipate additional legislation increasing minimum wage standards will be enacted in future periods and in other jurisdictions. In the past, many of our eligible team members chose not to participate in our Company sponsored health care plans for various reasons but we expect to continue to see increased costs due to the impact of changes in the health care laws, including as a result of any repeal, replacement or other significant modifications of The Patient Protection and Affordable Care Act of 2010 (the "PPACA"). Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. In the past, we have been able to offset increases in labor costs by improving our productivity or changing staffing models in our restaurants or taking gradual increases in pricing but there is no guarantee that we can continue to do so in the future. If our labor costs increase and we are not able to offset costs through productivity or efficiency gains from changing staffing models, or to pass along the costs in the form of increased prices to our guests, then it could have a material adverse effect on our results of operations. Further, if we change staffing models in our restaurants due to labor costs or any labor shortages, it could negatively impact our ability to provide adequate service levels to our guests, which could result in adverse guest reactions and a possible reduction in guest traffic at our restaurants.

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
Various federal, state, and local employment laws govern our relationship with our team members and affect operating costs. These laws govern employee classification, wage rates and payment requirements including tip credit laws and overtime pay, meal and rest breaks, unemployment and other taxes, health care and benefits, workers’ compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all of our team members to provide us with the government-specified documentation evidencing their employment eligibility, some of our team members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. A number of other factors could adversely affect our operating results, including:

•	additional government imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence, sick leave, and mandated health benefits;

•	increased tax reporting and tax payment requirements for employees who receive gratuities;

•	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and

•	increased employee litigation including claims under federal and/or state wage and hour laws.
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
Our corporate headquarters is located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2025. We operate a test kitchen and training facility in located in Englewood, Colorado under a lease that expires December 31, 2022.
Our current prototype for new Red Robin restaurants is approximately 4,500 to 5,800 square feet with a capacity of approximately 145 to 200 seats. We develop restaurants under ground leases on which we build our own restaurant in addition to using in-line, end cap, and mall locations. As of December 31, 2017, our restaurant locations comprised approximately 3 million square feet.
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

	Sales Price
	High	Low
2017
4th Quarter	$70.10	$45.70
3rd Quarter	67.20	53.25
2nd Quarter	74.11	57.00
1st Quarter	59.30	45.20
2016
4th Quarter	$58.65	$40.85
3rd Quarter	54.87	44.08
2nd Quarter	67.05	46.70
1st Quarter	68.97	55.79
As of February 26, 2018, there were 108 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2017 and 2016. We currently anticipate that we will retain any future cash flow to fund our operations and expansion of our business or to to pay down debt. In addition, our credit agreement may limit us from declaring or paying any dividends or making any other repurchases on any of our shares under certain circumstances, and are subject to the leverage ratio under our credit agreement.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 31, 2017, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. The Company did not purchase any of its common stock during the fourth quarter of 2017.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders’ return on Common Stock of the Company since December 28, 2012, with the cumulative total return over the same period for (i) the Russell 3000 Index, and (ii) the S&P 600 Restaurants Index.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 28, 2012, the last trading day in the Company’s 2012 fiscal year, in the Company’s Common Stock and in each of the indices.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and S&P 600 Restaurants Index

	Fiscal Years Ended
	December 28, 2012	December 29, 2013	December 28, 2014	December 27, 2015	December 25, 2016	December 31, 2017
Red Robin Gourmet Burgers, Inc.	$100.00	223.40	227.04	183.72	167.71	167.56
Russell 3000	100.00	134.51	153.17	152.36	171.04	203.85
S&P 600 Restaurants	100.00	163.95	205.81	197.30	234.28	243.20
___________________________________

*	$100 invested on December 28, 2012 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.

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

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
(in thousands, except per share data)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Operations Data:
Revenue:
Restaurant revenue	$1,365,060	$1,280,669	$1,238,898	$1,129,135	$1,000,198
Total revenues	1,380,929	1,296,441	1,257,592	1,146,102	1,017,247
Total costs and expenses(1)(2)(3)(4)(5)	1,341,897	1,284,871	1,190,547	1,101,418	973,433
Income from operations	39,032	11,570	67,045	44,684	43,814
Net income	30,019	11,725	47,704	32,561	32,239
Earnings per share:
Basic	$2.33	$0.88	$3.40	$2.29	$2.27
Diluted	$2.31	$0.87	$3.36	$2.25	$2.22
Shares used in computing earnings per share:
Basic	12,899	13,332	14,042	14,237	14,225
Diluted	12,998	13,462	14,216	14,447	14,510
Balance Sheet Data:
Cash and cash equivalents	$17,714	$11,732	$22,705	$22,408	$17,108
Total assets	910,615	918,545	839,979	735,889	634,645
Long-term debt, including current portion	277,313	347,838	210,847	147,896	88,714
Total stockholders’ equity	387,435	348,053	374,311	359,771	347,403
Cash Flow Data:
Net cash provided by operating activities	$156,607	$98,957	$140,923	$123,581	$113,529
Net cash used in investing activities	(83,290)	(199,379)	(169,111)	(155,278)	(78,231)
Net cash provided by (used in) financing activities	(67,924)	89,333	28,767	37,051	(40,630)
Selected Operating Data:
Net sales per square foot in Company-owned restaurants	$461	$449	$466	$462	$451
Total operating weeks(6)	25,038	23,799	22,006	20,070	18,012
Company-owned restaurants open at end of period	480	465	439	415	361
Franchised restaurants open at end of period	86	86	99	99	134
Comparable restaurant net sales increase (decrease)(7)(8)	0.7%	(3.3)%	2.1%	3.1%	4.0%
___________________________________

(1)	2017 includes pre-tax non-cash asset impairment charges of $6.9 million related to the impairment of 13 restaurants.

(2)
2016 includes pre-tax non-cash asset impairment charges of $24.4 million related to the impairment of 19 restaurants, $2.5 million related to software impairment, and $0.8 million related to the relocation of a restaurant. 2016 also includes pre-tax costs of $6.7 million related to the closure of nine Red Robin Burger Works restaurants and $0.7 million related to acquiring 13 franchised restaurants.

(3)	2015 includes pre-tax non-cash asset impairment charges of $0.6 million related to the impairment of two restaurants.

(4)
2014 includes pre-tax costs of $1.8 million related to acquiring 36 franchised restaurants. 2014 also includes a pre-tax non-cash asset impairment charge of $8.8 million, of which $7.6 million related to the impairment of in-development software, and $1.2 million related to the impairment of three restaurants.

(5)	2013 includes pre-tax non-cash asset impairment charges of $1.5 million related to the impairment of four restaurants.

(6)	Total operating weeks represent the number of weeks that the Company-owned restaurants were open during the reporting period.

(7)	Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” for a further discussion of our comparable restaurant designation.

(8)	Comparable restaurant sales increase and average annual comparable restaurant sales volumes for 2017 were calculated on a 53-week basis by adjusting fiscal year 2016 as if there were 53 weeks.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Description of the Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 566 locations in North America. As of December 31, 2017, the Company’s fiscal year end, we operated 480 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 86 casual-dining restaurants operated by franchisees in 15 states as of December 31, 2017. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company’s fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a fifty-third week once every five or six years. Our discussion for fiscal year 2017, which ended on December 31, 2017, refers to a 53-week period with the fifty-third week occurring in the fourth quarter. Our discussion for fiscal years 2016 and 2015, which ended December 25, 2016 and December 27, 2015, refers to a 52-week period in each year. In fiscal year 2017, the fifty-third week comprised $29.8 million of restaurant revenue and approximately $4.1 million of net income.
Financial and Operational Highlights
The following summarizes the financial and operational highlights of 2017 and our 2018 outlook:

•	Financial Performance.

◦
Restaurant revenue increased $84.4 million, or 6.6%, to $1.4 billion for the 53 weeks ended December 31, 2017 as compared to $1.3 billion for the 52 weeks ended December 25, 2016. The fifty-third week in 2017 contributed $29.8 million in restaurant revenue. The remaining increase was primarily due to a $57.0 million increase in revenue from newly opened restaurants and a $8.1 million, or 0.7%, increase in comparable restaurant revenue, which included a $0.8 million, or 0.1%, favorable foreign currency impact related to our Canadian restaurants; and partially offset by a $10.5 million decrease from closed restaurants. In 2018, the Company expects comparable restaurant sales growth of 50 to 150 basis points, and operating weeks to decline 1%, as a result of having only 52 weeks in 2018 compared to 53 weeks in 2017, offset by the impact of new unit growth in 2017 and 2018. As a result, 2018 total revenue is projected between a decline of 50 basis points and an increase of 50 basis points.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 50 basis points to 79.6% in 2017 compared to 79.1% in 2016. The increase was primarily due to higher labor costs and food and beverage costs, as a percentage of restaurant revenue, and was partially offset by a reduction in occupancy costs as a percentage of restaurant revenue.

◦
Net income increased to $30.0 million in 2017 from $11.7 million in 2016. The fifty-third week in 2017 contributed approximately $4.1 million to net income. Diluted earnings per share increased to $2.31 as compared to $0.87 in fiscal year 2016. Excluding the impact of $0.40 per diluted share related to asset impairment, which was partially offset by a benefit of $0.22 per diluted share related to deferred tax liability remeasurement due to tax reform, net income per diluted share in 2017 was $2.49. Excluding the impact of a $1.65 per diluted share related to asset impairment and restaurant closure costs, $0.20 per diluted share related to litigation contingencies, and $0.06 per diluted share related to reorganization costs, net income per diluted share in 2016 was $2.78.

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

•
Restaurant Development. During 2017, we opened 18 Company-owned Red Robin restaurants, including one restaurant that was temporarily closed during 2016, and relocated one Red Robin restaurant. In 2018, we plan to open approximately nine new Company-owned Red Robin restaurants.

Restaurant Data
The following table details data pertaining to the number of Company-owned and franchised restaurants for the fiscal years 2017, 2016, and 2015.

	2017	2016	2015
Company-owned:
Beginning of period	465	439	415
Opened during the period	18	26	24
Acquired from franchisee	—	13	1
Closed during the period	(3)	(13)	(1)
End of period	480	465	439
Franchised:
Beginning of period	86	99	99
Opened during the period	1	—	1
Sold or closed during the period	(1)	(13)	(1)
End of period	86	86	99
Total number of restaurants	566	551	538

Results of Operations
Operating results for each fiscal year presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2017	2016	2015
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Revenues:
Restaurant	98.9%	98.8%	98.5%
Franchise royalties and fees	0.8	0.9	1.0
Other revenue	0.3	0.3	0.5
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.5	23.3	24.6
Labor	34.8	34.3	32.6
Other operating	13.1	13.1	12.2
Occupancy	8.3	8.4	8.1
Total restaurant operating costs	79.6	79.1	77.4
Depreciation and amortization	6.7	6.7	6.2
Selling, general, and administrative	10.9	10.6	11.7
Pre-opening and acquisition costs	0.4	0.6	0.6
Other charges	0.5	3.1	—
Income from operations	2.8	0.9	5.3
Other (income) expense:
Interest expense	0.8	0.5	0.3
Interest income and other, net	(0.1)	—	—
Total other expenses	0.7	0.5	0.3
Income before income taxes	2.1	0.4	5.0
(Benefit) provision for income taxes	(0.1)	(0.5)	1.2
Net income	2.2%	0.9%	3.8%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Revenues

(Revenues in thousands)	2017	2016	2017 - 2016 Percent Change	2015	2016 - 2015 Percent Change
Restaurant revenue	$1,365,060	$1,280,669	6.6%	$1,238,898	3.4%
Franchise royalties and fees	11,044	11,209	(1.5)%	12,526	(10.5)%
Other revenue	4,825	4,563	5.7%	6,168	(26.0)%
Total revenues	$1,380,929	$1,296,441	6.5%	$1,257,592	3.1%
Average weekly net sales volumes in Company-owned restaurants(1)	$54,520	$53,848	1.2%	$56,261	(4.3)%
Total operating weeks	25,038	23,799	5.2%	22,006	8.1%
Net sales per square foot	$461	$449	2.7%	$466	(3.6)%
___________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for fiscal years 2016 and 2015 for Company-owned restaurants was $53,812 and $56,298. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue, which comprises almost entirely food and beverage sales, increased by $84.4 million, or 6.6%, for the 53 weeks ended December 31, 2017 as compared to the 52 weeks in 2016. The fifty-third week in 2017 contributed approximately $29.8 million in restaurant revenue. The remaining increase was primarily due to a $57.0 million increase in revenue from newly opened restaurants and a $8.1 million, or 0.7%, increase in comparable restaurant revenue, partially offset by a $10.5 million decrease from closed restaurants. The comparable restaurant revenue increase was driven by a 0.4% increase in guest counts, a 0.2% increase in average guest check, and a 0.1% favorable foreign exchange impact related to our Canadian restaurants. The increase in average guest check resulted from a 1.9% increase in pricing offset by a 1.7% decrease in menu mix.
Restaurant revenue increased by $41.8 million, or 3.4%, for the 52 weeks ended December 25, 2016 as compared to the 52 weeks in 2015. The increase was primarily due to a $86.9 million increase in revenue from newly opened and acquired restaurants, partially offset by a $38.9 million, or 3.3% decrease in comparable restaurant revenue, $4.5 million from closed restaurants, and a $1.7 million unfavorable foreign exchange impact related to our Canadian restaurants. The comparable restaurant revenue decrease was driven by a 3.4% decrease in guest counts and a 0.1% unfavorable foreign exchange impact related to our Canadian restaurants, partially offset by a 0.2% increase in average guest check. The increase in average guest check resulted from a 1.3% increase in pricing offset by a 1.1% decrease in menu mix.
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
Franchise royalties and fees comprise primarily royalty income and initial franchise fees. Franchise royalties and fees decreased $0.2 million, or 1.5%, from 2016, primarily related to the loss of royalties from 13 franchised restaurants that we acquired in 2016. The decrease was partially offset by the fifty-third week in 2017 which contributed $0.2 million in franchise royalties. Our franchisees reported that comparable restaurant revenue decreased 1.6% in 2017 as compared to 2016. The decrease in franchise royalties and fees in 2016 from 2015 is primarily related to the loss of royalties from 14 franchised restaurants that we acquired in 2015 and 2016. Our franchisees reported that comparable restaurant revenue decreased 2.0% in 2016 as compared to 2015.
Other revenue comprises primarily gift card breakage and licensing royalties. For the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, we recognized $4.0 million, $3.5 million, and $5.1 million of gift card breakage. Gift card breakage revenue in 2015 was higher due to a change in accounting estimate for gift card breakage.

Cost of Sales

(In thousands, except percentages)	2017	2016	2017 - 2016 Percent Change	2015	2016 - 2015 Percent Change
Cost of sales	$320,355	$298,249	7.4%	$304,637	(2.1)%
As a percent of restaurant revenue	23.5%	23.3%	0.2%	24.6%	(1.3)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 20 basis points in 2017 compared to 2016. The increase was primarily driven by higher prices for ground beef, potatoes, and seafood, partially offset by lower poultry prices.
Cost of sales as a percentage of restaurant revenue decreased 130 basis points in 2016 compared to 2015. The decrease was mainly driven by food cost deflation, primarily related to ground beef, along with favorable menu mix and pricing.
Labor

(In thousands, except percentages)	2017	2016	2017 - 2016 Percent Change	2015	2016 - 2015 Percent Change
Labor	$475,432	$439,232	8.2%	$403,517	8.9%
As a percent of restaurant revenue	34.8%	34.3%	0.5%	32.6%	1.7%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. In 2017, labor as a percentage of restaurant revenue increased 50 basis points compared to 2016. This increase was primarily driven by an increase in management bonus and increases in the minimum wages in certain states, partially offset by a decrease in insurance and training costs.
In 2016, labor as a percentage of restaurant revenue increased 170 basis points compared to 2015. This increase was primarily driven by increases in the minimum wages in certain states, higher manager salaries due to sales deleverage, and an increase in health insurance costs, partially offset by a decrease in management bonus.
Other Operating

(In thousands, except percentages)	2017	2016	2017 - 2016 Percent Change	2015	2016 - 2015 Percent Change
Other operating	$178,309	$167,727	6.3%	$150,767	11.2%
As a percent of restaurant revenue	13.1%	13.1%	—%	12.2%	0.9%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. During 2017, other operating costs as a percentage of restaurant revenue were flat compared to the prior year, as higher costs of third-party delivery fees and restaurant technology were offset by lower costs for equipment repairs and maintenance and utilities.
During 2016, other operating costs as a percentage of restaurant revenue increased 90 basis points over the prior year, primarily due to higher costs of equipment repairs and maintenance, restaurant technology, and credit card fees.
Occupancy

(In thousands, except percentages)	2017	2016	2017 - 2016 Percent Change	2015	2016 - 2015 Percent Change
Occupancy	$112,753	$107,408	5.0%	$100,007	7.4%
As a percent of restaurant revenue	8.3%	8.4%	(0.1)%	8.1%	0.3%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. In 2017, occupancy costs as a percentage of restaurant revenue decreased 10 basis points compared to the prior year. The decrease was primarily due to sales leverage, partially offset by an increase in general liability insurance. Our fixed rents for the fiscal years ended December 31, 2017 and December 25, 2016 were $76.1 million and $71.9 million, an increase of $4.2 million due to 41 locations opened and acquired since the beginning of 2016.
In 2016, occupancy costs as a percentage of restaurant revenue increased 30 basis points over the prior year, primarily due to sales deleverage. Our fixed rents for the fiscal years ended December 25, 2016 and December 27, 2015 were $71.9 million and $65.5 million, an increase of $6.4 million due to 39 locations opened and acquired since 2015.
Depreciation and Amortization

(In thousands, except percentages)	2017	2016	2017 - 2016 Percent Change	2015	2016 - 2015 Percent Change
Depreciation and amortization	$92,545	$86,695	6.7%	$77,374	12.0%
As a percent of total revenues	6.7%	6.7%	—%	6.2%	0.5%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. In 2017, depreciation and amortization increased $5.9 million, or 6.7%, compared to 2016, primarily related to new restaurants opened and acquired since 2016 and restaurants remodeled under our brand transformation initiative since 2016. We project our depreciation and amortization expense to be approximately $95 million in 2018.
In 2016, depreciation and amortization increased $9.3 million, or 12.0%, compared to 2015, primarily related to new restaurants opened and acquired since 2015, restaurants remodeled under our brand transformation initiative since 2015, and accelerated depreciation of certain software and restaurant assets.
Selling, General, and Administrative

(In thousands, except percentages)	2017	2016	2017 - 2016 Percent Change	2015	2016 - 2015 Percent Change
Selling, general, and administrative	$150,019	$137,887	8.8%	$146,656	(6.0)%
As a percent of total revenues	10.9%	10.6%	0.3%	11.7%	(1.1)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors’ expenses.
Selling, general, and administrative costs in 2017 increased $12.1 million, or 8.8%, as compared to 2016. The increase was primarily due to an increase in advertising, incentive compensation, gift card costs, and information technology project costs, partially offset by lower salaries and benefits, professional services costs, and travel costs.
Selling, general, and administrative costs in 2016 decreased $8.8 million, or 6.0%, as compared to 2015. The decrease was primarily due to a decrease in incentive compensation, travel and entertainment, and professional services costs, partially offset by higher salaries.
Pre-opening and Acquisition Costs

(In thousands, except percentages and restaurant openings)	2017	2016	2017 - 2016 Percent Change	2015	2016 - 2015 Percent Change
Pre-opening and acquisition costs(1)	$5,570	$8,025	(30.6)%	$7,008	14.5%
As a percent of total revenues	0.4%	0.6%	(0.2)%	0.6%	—%
Number of restaurants opened during year	18	26	(30.8)%	24	8.3%
Average per restaurant pre-opening costs	$309	$281	10.0%	$292	(3.8)%
___________________________________

(1)	Acquisition costs in 2016 related to the acquisition of 13 Red Robin franchised restaurants in the United States totaled $0.7 million.
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
Pre-opening costs are estimated to be approximately $3 million in 2018 due to the reduced number of new restaurant openings.

Other Charges
During 2017, we determined that 13 Company-owned restaurants were impaired. We recognized a non-cash impairment charge of $6.9 million as a result of the current and projected future results of these restaurants. During 2016, we determined that 19 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $24.4 million. During 2015, we determined that two Company-owned restaurants were impaired and recognized a non-cash impairment charge of $0.6 million. The Company reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its estimated fair value as determined by management. The impairment charge represents the excess of each restaurant’s carrying amount over its estimated fair value. The fair value measurement for asset impairment is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.
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
During 2016, the Company closed nine Red Robin Burger Works restaurants, a smaller non-traditional prototype with a limited menu and limited service, that were underperforming relative to Company expectations and recognized $6.7 million of restaurant closure costs. Refer to Note 3, Other Charges.
Interest Expense
Interest expense in 2017, 2016, and 2015 was $11.0 million, $7.2 million, and $3.7 million. Interest expense increased in 2017 primarily due to increased interest rates on our revolving line. Our weighted average interest rate was 3.7% and 2.4% in 2017 and 2016. Interest expense increased in 2016 due to a higher average debt balance partially offset by a lower weighted average interest rate of 2.4% versus 2.6% in 2015.
(Benefit) Provision for Income Taxes
The benefit from income taxes was $1.0 million in 2017 compared to a benefit from income taxes of $6.9 million in 2016 and a provision for income taxes of $15.5 million in 2015. Our effective income tax rate was 3.5% benefit in 2017, 144.9% benefit in 2016, and 24.6% expense in 2015. The change in our 2017 effective tax rate compared to 2016 is primarily attributable to the increase in earnings before income tax, partially offset by an increase in the FICA tip tax credit. In addition, the December 22, 2017 enactment of the Tax Cuts and Jobs Act required a remeasurement of our net deferred tax liabilities which provided a one-time tax benefit of $2.8 million. The decrease in our 2016 effective tax rate compared to 2015 was primarily attributable to a decrease in earnings before income tax as well as an increase in the FICA tip tax credit. The 2018 annual tax rate is projected to be between 0% and 5%.
Liquidity and Capital Resources
General
Cash and cash equivalents increased $6.0 million to $17.7 million at December 31, 2017, from $11.7 million at December 25, 2016. This increase in our cash position was primarily the net result of:

•	$156.6 million of cash provided by operating activities;

•	$83.5 million used for the construction of new restaurants, expenditures for facility improvements, and investments in information technology;

•	$70.7 million in net repayments on our credit facility and payments on capital leases; and

•	$3.4 million in proceeds from stock option exercises and purchases of common stock through the employee stock purchase plan.
We expect to continue to reinvest available cash flows from operations to develop new restaurants or invest in existing restaurants and infrastructure; pay down debt; and execute our long-term strategic initiatives.

We intend to reinvest earnings from our restaurants in our Canadian subsidiaries for the foreseeable future. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years (in thousands):

	2017	2016	2015
Net cash provided by operating activities	$156,607	$98,957	$140,923
Net cash used in investing activities	(83,290)	(199,379)	(169,111)
Net cash (used in) provided by financing activities	(67,924)	89,333	28,767
Effect of exchange rate changes on cash and cash equivalents	589	116	(282)
Net increase (decrease) in cash and cash equivalents	$5,982	$(10,973)	$297
Operating Cash Flows
Net cash provided by operating activities increased $57.7 million to $156.6 million in 2017. The increase was primarily driven by a $44.0 million decrease related to timing of vendor payments due to a system conversion at the end of 2016, a $9.7 million increase in cash generated from restaurant operations, a $3.6 million decrease in corporate salaries and benefits, and a $0.7 million decrease in income tax payments.

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
Investing Cash Flows
Net cash flows used in investing activities decreased $116.1 million from $199.4 million in 2016 to $83.3 million in 2017. The decrease was primarily due to the acquisition of franchised restaurants in 2016, along with decreased investment in restaurant remodels and new restaurant openings in 2017. The following table lists the components of our capital expenditures, net of currency translation effect, for 2017 (in thousands):

Year Ended December 31, 2017
New restaurants	$38,445
Restaurant maintenance capital	20,257
Investment in technology infrastructure and other	19,972
Restaurant remodels	4,857
Total capital expenditures	$83,531
Net cash flows used in investing activities increased $30.3 million from $169.1 million in 2015 to $199.4 million in 2016. The increase over prior year was primarily due to the acquisition of franchised restaurants and increased investment in new restaurant openings, partially offset by decreased investments in restaurant remodels.
In 2018, capital expenditures are expected to be between $65 million and $75 million.
Financing Cash Flows
Cash used in our financing activities increased $157.3 million to $67.9 million in 2017. This increase primarily resulted from $203.5 million in reduced borrowings and additional repayments made on long-term debt, partially offset by a $46.1 million decrease in cash used to repurchase the Company’s common stock.
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
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 31, 2017, the Company had outstanding borrowings under the New Credit Facility of $265.5 million, in addition to amounts issued under letters of credit of $7.6 million, which reduced the amount available under the New Credit Facility but are not recorded as debt.
Covenants.    We are subject to a number of customary covenants under the New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, stock repurchases, lease commitments, and dividend payments. We are also required to maintain two financial ratios. First, we are required to maintain a lease adjusted leverage ratio below 5.0x EBITDAR as of the end of 2017. Secondly, we are required to maintain a fixed charge coverage ratio minimum of 1.25x our fixed charges. As of December 31, 2017, our lease adjusted leverage ratio was 4.04x and our fixed charge coverage ratio was 2.04x. The lease adjusted leverage ratio, fixed charge coverage ratio, EBITDAR, and fixed charges are defined in Section 1.1 of the Credit Agreement for our New Credit Facility, which is filed as Exhibit 10.32 of this Annual Report on Form 10-K.
Debt Outstanding.    Total debt and capital lease obligations outstanding decreased $70.5 million to $277.3 million at December 31, 2017 from $347.8 million at December 25, 2016, primarily due to net repayments of $70.0 million on the New Credit Facility during 2017.
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
In 2017, the Company did not repurchase any of its common stock. In 2016, we repurchased 940,034 shares with an average purchase price of $49.02 per share for a total of $46.1 million. In 2015, we repurchased 556,049 shares with an average purchase price of $71.93 per share for a total of $40.0 million.

Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	2018	2019 - 2020	2021 - 2022	2023 and Thereafter
Long-term debt obligations(1)	$306,765	$15,982	$17,901	$271,942	$940
Capital lease obligations(2)	14,579	1,234	2,472	2,303	8,570
Operating lease obligations(3)	554,155	75,613	139,896	114,129	224,517
Purchase obligations(4)	203,465	95,724	85,643	22,098	—
Other non-current liabilities(5)	9,579	1,085	2,007	1,651	4,836
Total contractual obligations	$1,088,543	$189,638	$247,919	$412,123	$238,863
___________________________________

(1)
Long-term debt obligations primarily represent minimum required principal payments under our credit agreement including estimated interest of $40.2 million based on a 3.50% average borrowing interest rate.

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

(5)
Other non-current liabilities primarily represent employee deferred compensation plan liability. Refer to Note 16, Employee Benefit Programs, of Notes to Consolidated Financial Statements of this report for additional information.

Financial Condition and Future Liquidity.    We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to pay principal on our borrowings and repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. We and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant short-term trade credit for purchases, such as food and supplies. The addition of new restaurants and refurbishment of existing restaurants are reflected as long-term assets and not as part of working capital.
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently-maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our revolving credit facility to satisfy short-term liquidity requirements. However, we believe our future cash flows will be sufficient to satisfy any working capital deficits.
Inflation
The primary inflationary factors affecting our operations are labor, food costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation and food cost inflation, due primarily to ground beef and potatoes, had a negative impact on our financial condition and results of operations during 2017. We believe food cost deflation had a positive impact on our financial condition and results of operations during 2016, due primarily to ground beef. Food cost deflation was partially offset by a negative impact of inflation on labor costs in 2016. We believe inflation had a negative impact on our financial condition and results of operations in 2015 due primarily to higher wages, costs for certain supplies, and commodity prices for certain foods we purchased at market rates. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2018, but it is anticipated that inflation will continue to have a negative impact on labor costs and commodity costs in fiscal year 2018.
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
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we used different assumptions or conditions. We have identified the following as the Company’s most critical accounting policies, which are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgment. Information regarding the Company’s other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant’s past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company’s average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value. During 2017, we determined 13 Company-owned restaurants were impaired, which resulted in a non-cash impairment charge of $6.9 million. During 2016 and 2015, we impaired 19 and two Company-owned restaurants for non-cash charges of $24.4 million and $0.6 million.
Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software. During 2016, the Company determined certain software related to its ERP system was obsolete upon migration to a cloud-based ERP system. The Company also determined certain software in development for supply chain management would not meet the Company’s requirements if it were implemented. As a result, we recorded a $2.5 million impairment charge to write down the capitalized costs associated with this software.

Goodwill.    Goodwill, which is not subject to amortization, is evaluated for impairment annually at the end of the Company’s third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate that an impairment may exist. Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment, or step zero of the impairment test, to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the date of our acquisitions.
The Company performed a qualitative assessment for the 2017 annual impairment evaluation at the end of the third fiscal quarter and determined that goodwill was not impaired. No indicators of impairment were identified from the date of our impairment test through the end of 2017. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
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
Income Taxes.    The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company establishes contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. The Company’s reserves reflect its judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved or clarified. While the Company believes its reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease the Company’s income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. To the extent the Company determines it will not realize the benefit of some or all of its deferred tax assets, then these assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.
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
Recent Accounting Pronouncements
Refer to Note 2, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this report.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the New Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%. Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate for these purposes is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%. As of December 31, 2017, we had $265.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.7 million on an annualized basis.
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
Commodity Price Risks
The Company’s restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases. A 1.0% increase in food costs would negatively impact cost of sales by approximately $3.2 million on an annualized basis.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of December 31, 2017, 59% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2018. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Red Robin Gourmet Burgers, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) as of December 31, 2017 and December 25, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Denver, Colorado
February 27, 2018

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2017	December 25, 2016
Assets:
Current Assets:
Cash and cash equivalents	$17,714	$11,732
Accounts receivable, net	26,499	24,166
Inventories	29,553	29,899
Prepaid expenses and other current assets	31,038	27,049
Total current assets	104,804	92,846
Property and equipment, net	638,151	656,439
Goodwill	96,979	95,935
Intangible assets, net	38,273	42,270
Other assets, net	32,408	31,055
Total assets	$910,615	$918,545
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$35,347	$26,602
Accrued payroll and payroll-related liabilities	32,777	34,703
Unearned revenue	55,915	50,199
Accrued liabilities and other current liabilities	36,300	29,505
Total current liabilities	160,339	141,009
Deferred rent	74,980	72,431
Long-term debt	266,375	336,375
Long-term portion of capital lease obligations	10,197	10,805
Other non-current liabilities	11,289	9,872
Total liabilities	523,180	570,492
Stockholders’ Equity:
Common stock; $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,954 and 12,828 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,897 and 5,023 shares, at cost	(202,485)	(207,720)
Paid-in capital	210,708	208,022
Accumulated other comprehensive loss, net of tax	(3,566)	(5,008)
Retained earnings	382,760	352,741
Total stockholders’ equity	387,435	348,053
Total liabilities and stockholders’ equity	$910,615	$918,545
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Revenues:
Restaurant revenue	$1,365,060	$1,280,669	$1,238,898
Franchise royalties and fees	11,044	11,209	12,526
Other revenue	4,825	4,563	6,168
Total revenues	1,380,929	1,296,441	1,257,592
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	320,355	298,249	304,637
Labor (includes $346, $181, and $115 of stock-based compensation)	475,432	439,232	403,517
Other operating	178,309	167,727	150,767
Occupancy	112,753	107,408	100,007
Depreciation and amortization	92,545	86,695	77,374
Selling, general, and administrative expenses (includes $4,442, $4,364, and $4,609 of stock-based compensation)	150,019	137,887	146,656
Pre-opening and acquisition costs	5,570	8,025	7,008
Other charges	6,914	39,648	581
Total costs and expenses	1,341,897	1,284,871	1,190,547
Income from operations	39,032	11,570	67,045
Other (income) expense:
Interest expense	10,955	7,239	3,680
Interest (income) and other, net	(943)	(457)	129
Total other expenses	10,012	6,782	3,809
Income before income taxes	29,020	4,788	63,236
(Benefit) provision for income taxes	(999)	(6,937)	15,532
Net income	$30,019	$11,725	$47,704
Earnings per share:
Basic	$2.33	$0.88	$3.40
Diluted	$2.31	$0.87	$3.36
Weighted average shares outstanding:
Basic	12,899	13,332	14,042
Diluted	12,998	13,462	14,216
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net income	$30,019	$11,725	$47,704
Other comprehensive income (loss), net of tax:
Changes in derivative instruments:
Net change in fair value of interest rate swap	—	—	(3)
Net loss reclassified into interest expense	—	—	36
Tax expense	—	—	(13)
Net changes in derivative instruments	—	—	20
Foreign currency translation adjustment	1,442	371	(3,475)
Other comprehensive income (loss), net of tax	1,442	371	(3,455)
Total comprehensive income	$31,461	$12,096	$44,249
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 28, 2014	17,851	$18	3,808	$(132,252)	$200,617	$(1,924)	$293,312	$359,771
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(141)	4,922	(1,515)	—	—	3,407
Excess tax benefit from exercise of stock options	—	—	—	—	1,980	—	—	1,980
Acquisition of treasury stock	—	—	556	(40,009)	—	—	—	(40,009)
Non-cash stock compensation	—	—	—	—	4,913	—	—	4,913
Net Income							47,704	47,704
Other comprehensive loss	—	—	—	—	—	(3,455)	—	(3,455)
Balance, December 27, 2015	17,851	18	4,223	(167,339)	205,995	(5,379)	341,016	374,311
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(140)	5,697	(3,001)	—	—	2,696
Excess tax benefit from exercise of stock options	—	—	—	—	411	—	—	411
Acquisition of treasury stock	—	—	940	(46,078)	—			(46,078)
Non-cash stock compensation	—	—	—	—	4,617	—	—	4,617
Net income	—	—	—	—	—	—	11,725	11,725
Other comprehensive loss	—	—	—	—	—	371	—	371
Balance, December 25, 2016	17,851	18	5,023	(207,720)	208,022	(5,008)	352,741	348,053
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(126)	5,235	(2,192)	—	—	3,043
Non-cash stock compensation	—	—	—	—	4,878	—	—	4,878
Net income	—	—	—	—	—	—	30,019	30,019
Other comprehensive income	—	—	—	—	—	1,442	—	1,442
Balance, December 31, 2017	17,851	$18	4,897	$(202,485)	$210,708	$(3,566)	$382,760	$387,435
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Cash Flows From Operating Activities:
Net income	$30,019	$11,725	$47,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,545	86,695	77,374
Gift card breakage	(4,026)	(3,517)	(5,079)
(Benefit) provision for deferred income taxes and benefit from exercise of stock options	(6,478)	(11,929)	2,681
Other charges - asset impairment and restaurant closure costs	6,914	31,842	581
Stock-based compensation	4,788	4,545	4,724
Amortization of debt issuance costs and other	1,043	555	479
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable and other current assets	(5,130)	(3,537)	4,272
Inventory	416	(1,218)	(2,375)
Other assets	4,251	(1,618)	(3,055)
Trade accounts payable, accrued and other liabilities	21,578	(22,414)	1,536
Unearned revenue	9,701	5,073	7,909
Deferred rent	986	2,755	4,172
Net cash provided by operating activities	156,607	98,957	140,923
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(83,531)	(163,767)	(166,284)
Acquisition of franchise restaurants, net of cash acquired	—	(39,966)	(2,532)
Proceeds from sales of real estate and property, plant, and equipment and other	241	4,354	—
Other investing activities	—	—	(295)
Net cash used in investing activities	(83,290)	(199,379)	(169,111)
Cash Flows From Financing Activities:
Borrowings of long-term debt	186,550	366,500	415,500
Payments of long-term debt and capital leases	(257,215)	(233,642)	(352,550)
Purchase of treasury stock	—	(46,078)	(40,009)
Debt issuance costs	(664)	(1,058)	(319)
Tax benefit from exercise of stock options	—	411	1,980
Proceeds from exercise of stock options and employee stock purchase plan	3,405	3,200	4,165
Net cash (used in) provided by financing activities	(67,924)	89,333	28,767
Effect of exchange rate changes on cash and cash equivalents	589	116	(282)
Net increase (decrease) in cash and cash equivalents	$5,982	$(10,973)	$297
Cash and cash equivalents, beginning of year	11,732	22,705	22,408
Cash and cash equivalents, end of year	$17,714	$11,732	$22,705
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our”, or the “Company”), primarily develops, operates, and franchises casual-dining restaurants in North America. At December 31, 2017, the Company owned and operated 480 restaurants located in 39 states and two Canadian provinces. The Company also had 86 casual-dining restaurants operated by franchisees in 15 states as of December 31, 2017. The Company operates its business as one operating and one reportable segment.
Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2017 included 53 weeks, ending on December 31, 2017. Fiscal years 2016, 2015, 2014, and 2013 each included 52 weeks, ending on December 25, 2016, and December 27, 2015. Fiscal year 2018 will include 52 weeks and will end on December 30, 2018. We refer to our fiscal years as 2018, 2017, 2016, 2015, 2014, and 2013 throughout this Annual Report on Form 10-K.
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The areas that require management’s most significant estimates are impairment of long lived assets, goodwill, lease accounting, insurance/self-insurance reserves, estimating fair value, income taxes, unearned revenue, and stock-based compensation expense. Actual results could differ from those estimates.
Reclassifications—Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the fiscal year ended December 25, 2016, the Company reclassified impairment charges and restaurant closure costs of $34.4 million from Asset impairment and restaurant closure costs to Other charges on the consolidated statements of operations. For the fiscal year ended December 25, 2016, the Company also reclassified litigation contingencies of $3.9 million and reorganization costs of $1.3 million from Selling, general, and administrative expenses to Other charges on the consolidated statements of operations. For the fiscal year ended December 27, 2015, the Company reclassified impairment charges of $0.6 million from Asset impairment and restaurant closure costs to Other charges on the consolidated statements of operations. Management believes separating these items on the consolidated statements of operations provides more clarity for readers of these financial statements. See Note 3, Other Charges.
For the fiscal years ended December 25, 2016 and December 27, 2015, the Company reclassified local marketing costs of $6.3 million and $3.6 million from Other operating to Selling, general, and administrative expenses on the consolidated statement of operations. Management believes this presentation better reflects marketing expenses subject to corporate, rather than restaurant-level, decision making.
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
Accounts Receivable—Accounts receivable consists primarily of third-party gift card receivables, tenant improvement allowances, and trade receivables due from franchisees for royalties. At the end of 2017, there was approximately $14.3 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers compared to $12.4 million at the end of 2016. At the end of 2017, there was also approximately $2.2 million related to tenant improvement allowances in accounts receivable compared to $3.8 million at the end of 2016.
Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of 2017 and 2016, food and beverage inventories were $9.0 million and $9.8 million and supplies inventories were $20.6 million and $20.1 million.

Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.3 million, $0.2 million, and $0.2 million in 2017, 2016, and 2015.
The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures, and equipment	5 to 20 years
Computer equipment	2 to 5 years
The Company capitalizes certain overhead related to the development and construction of its new restaurants as well as certain information technology infrastructure upgrades. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed.
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
Goodwill, which is not subject to amortization, is evaluated for impairment annually as of the end of the Company’s third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate an impairment may exist. Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.
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
The Company performed a qualitative assessment for the 2017 annual impairment evaluation at the end of the third fiscal quarter and determined goodwill was not impaired. No indicators of impairment were identified from the date of our impairment test through the end of 2017. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events, we determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. No impairment charges were recorded in 2017, 2016, or 2015.
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
During 2017, 2016, and 2015, the Company recorded impairments of certain long-lived assets. See Note 3, Other Charges.
Other Assets, net—Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan and unamortized debt issuance costs on revolving credit facilities. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company’s long term debt. Refer to Note 7, Borrowings.
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
For the fiscal years ended 2017, 2016, and 2015, the Company recognized $4.0 million, $3.5 million and $5.1 million in revenue related to unredeemed gift card breakage. Gift card breakage is included in Other revenue in the consolidated statements of operations. Unearned gift card revenue at the end of 2017 and 2016 was $45.4 million and $41.0 million.
The Company typically grants franchise rights to franchisees for a term of 20 years, with the right to extend the term for an additional ten years if various conditions are satisfied by the franchisee. The Company provides management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, license fees, and royalties of 4% of the franchised adjusted gross restaurant sales in 2017. The Company recognizes area development fees and franchise fees as income when the Company has performed all material obligations and initial services, which generally occurs upon the opening of the new restaurant. Until earned, these fees are accounted for as an accrued liability. Area development fees are recognized proportionately with the opening of each new restaurant. Royalties are accrued as earned and are calculated each period based on the franchisee’s reported adjusted sales.
Red Robin Royalty™ deferred revenue primarily relates to a program in which registered members earn an award for a free entrée for every nine entrées purchased. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue in Restaurant revenue on earned rewards when redeemed or upon expiration, which is 60 days after the award is earned. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount. Deferred loyalty revenue, which was included in Unearned revenue in the accompanying consolidated balance sheets, was $10.6 million and $9.2 million at December 31, 2017 and December 25, 2016.
Advertising—Under the Company’s franchise agreements, both the Company and the franchisees must contribute a minimum percentage of revenues to two national media advertising funds (the “Advertising Funds”). These Advertising Funds are used to build the Company’s brand equity and awareness primarily through a national marketing strategy, including national television advertising, digital media, social media programs, email, loyalty, and public relations initiatives. Contributions to these Advertising Funds are recorded as advertising costs under Selling, general, and administrative expenses in the consolidated statements of operations.
Total advertising costs were $48.0 million, $37.6 million, and $34.8 million in 2017, 2016, and 2015, and were included in Selling, general, and administrative expenses.
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
Legal Contingencies—In the normal course of business, we are subject to various legal proceedings and claims, the outcomes of which are uncertain. We record an accrual for legal contingencies when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss. In making such determinations we evaluate, among other things, the probability of an unfavorable outcome and, when we believe it probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. See Note 12, Commitments and Contingencies, for additional details.
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
The Company uses the treasury stock method to calculate the impact of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 as follows (in thousands):

	2017	2016	2015
Basic weighted average shares outstanding	12,899	13,332	14,042
Dilutive effect of stock options and awards	99	130	174
Diluted weighted average shares outstanding	12,998	13,462	14,216

Awards excluded due to anti-dilutive effect on diluted earnings per share	329	229	61

Comprehensive Income—Comprehensive income consists of the net income or loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss as presented in the Consolidated Statements of Stockholders’ Equity for 2017, 2016, and 2015 consisted of the foreign currency translation adjustment and the unrealized loss, net of tax, on the Company’s cash flow hedge, which expired in June 2015. See Note 8, Derivative and Other Comprehensive Income.
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
Deferred Compensation (Income) Expense—The Company has assets and liabilities related to a deferred compensation plan. The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Increases in the market value of the investments held in the trust result in the recognition of deferred compensation expense reported in Selling, general, and administrative expenses and recognition of investment gain reported in Interest income and other, net, in the consolidated statements of operations. Decreases in the market value of the investments held in the trust result in the recognition of a reduction to deferred compensation expense and recognition of investment loss reported in Interest income and other, net, in the consolidated statements of operations. See Note 16, Employee Benefit Programs, for additional details.
Foreign Currency Translation—The Canadian Dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of Other comprehensive income (loss). Gain or loss from foreign currency transactions is recognized in our consolidated statements of operations.
2. Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued Update 2014-09, Revenue from Contracts with Customers (“Topic 606”), subsequently amended by various standard updates. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The Company will adopt Topic 606 in our first quarter of 2018 and apply the guidance retrospectively to all prior periods presented. Revenue recognition related to our restaurant revenue and other revenue, such as gift card breakage, will remain unchanged. Topic 606 will impact the accounting treatment of the Company’s advertising contribution funds, and the Company’s financial statements, as outlined below.
Under Red Robin franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to two national media advertising funds. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations with individual franchisees. The Company currently records the advertising contributions from franchisees as a reduction to advertising expense under Selling, general, and administrative expenses. Upon adoption of Topic 606, the Company will recognize these sales-based advertising contributions from franchisees as Franchise royalties and fees when the underlying franchisee sales occur. The Company will record the related advertising expenses as incurred under Selling, general, and administrative expenses. When an advertising fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising fund is under-spent at year end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. Adoption of Topic 606 is not expected to impact the Company’s income taxes.
Adoption of the new revenue recognition standard is expected to impact our consolidated statements of operations as follows (in thousands):

	Year Ended December 31, 2017
	As reported	Adjustments	As adjusted
Franchise royalties and fees (1)	$11,044	$6,637	$17,681
Selling, general, and administrative expenses	150,019	6,637	156,656

	Year Ended December 25, 2016
	As reported	Adjustments	As adjusted
Franchise royalties and fees (1)	$11,209	$6,746	$17,955
Selling, general, and administrative expenses	137,887	6,746	144,633
___________________________________
(1) Effective in our 2018 consolidated statements of operations, Franchise royalties and fees will be renamed as Franchise revenue to capture all types of franchise related revenues earned by the Company.
The new revenue recognition standard is not expected to impact our consolidated balance sheets or consolidated statements of cash flows.
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-02, Leases (“Topic 842”). This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. Early adoption is permitted. The Company will adopt this guidance beginning with its fiscal first quarter 2019. The Company selected and began implementing a new lease management system during 2017. Once the transition to the new system is completed in 2018, this software will enable us to quantify the full impact Topic 842 will have on our consolidated financial statements. We expect adoption of Topic 842 will result in a significant increase in the assets and liabilities on our consolidated balance sheets.
3. Other Charges
Other charges consist of the following (in thousands):

	2017	2016	2015
Asset impairment and restaurant closure costs	$6,914	$34,426	$581
Litigation contingencies	—	3,900	—
Reorganization costs	—	1,322	—
Other charges	$6,914	$39,648	$581
Asset Impairment and Restaurant Closure Costs
For fiscal years 2017, 2016, and 2015, asset impairment and restaurant closure costs consisted of the following:
Restaurant Impairment. During 2017, the Company determined 13 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $6.9 million. During 2016 and 2015, the Company impaired long-lived assets of 19 and two Company-owned restaurants, and recognized non-cash impairment charges of $24.4 million and $0.6 million.
The Company recognized the impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. The fair value measurement for asset impairment is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement. Each restaurant’s past and present operating performance was reviewed in combination with projected future results, primarily through projected undiscounted cash flows. The Company compared the carrying amount of each restaurant’s assets to its fair value as estimated by management. The fair value of the long-lived assets is generally determined using a discounted cash flow projection model. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value.
The Company recognized a $0.8 million asset impairment charge due to the relocation of a restaurant during 2016.

Impairment of Software. During the fourth quarter of 2016, the Company determined certain software related to its Enterprise Resource Planning (“ERP”) system would be obsolete upon migration to a cloud-based ERP system in 2017. The Company also determined certain software in development for supply chain management would not meet the Company’s requirements if it were implemented. As a result, the Company recorded a $2.5 million impairment charge to write down the capitalized costs associated with this software.
Restaurant Closures. During 2017, the Company closed two Red Robin restaurants at the end of their lease terms and closed one Red Robin restaurant that was underperforming relative to Company expectations. The related restaurant closure costs were immaterial.
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
During 2016, the Company closed two Red Robin restaurants at the end of their lease terms, closed one Red Robin restaurant and sold the property for an immaterial loss, and temporarily closed one Red Robin restaurant which reopened in 2017. During 2015, the Company closed one Red Robin restaurant at the end of its lease term. The related restaurant closure costs were immaterial.
The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The goodwill allocated to the restaurants closed in 2017, 2016, and 2015 was immaterial.
Litigation Contingencies
In 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims. Refer to Note 12, Commitments and Contingencies.
Reorganization Costs
During the fourth quarter of 2016, the Company recorded $1.3 million of severance costs related to Company reorganization in the U.S. and Canada.
4. Property and Equipment
Property and equipment consist of the following at December 31, 2017 and December 25, 2016 (in thousands):

	2017	2016
Land	$41,850	$41,266
Buildings	111,205	107,435
Leasehold improvements	721,369	693,258
Furniture, fixtures and equipment	385,227	360,749
Construction in progress	18,639	26,240
	1,278,290	1,228,948
Accumulated depreciation and amortization	(640,139)	(572,509)
Property and equipment, net	$638,151	$656,439
Depreciation and amortization expense on property and equipment, including assets under capital lease, was $87.6 million in 2017, $81.6 million in 2016, and $72.6 million in 2015.

5. Goodwill and Intangible Assets
The following table presents goodwill as of December 31, 2017 and December 25, 2016 (in thousands).

	2017	2016
Balance at beginning of year	$95,935	$81,957
Acquisition	—	13,679
Foreign currency translation adjustment	1,044	299
Balance at end of year	$96,979	$95,935
The Company recorded no goodwill impairment losses in the periods presented in the above table or any prior periods.
The following table presents intangible assets as of December 31, 2017 and December 25, 2016 (in thousands):

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$54,447	$(29,685)	$24,762	$55,902	$(27,306)	$28,596
Leasehold interests	13,001	(7,459)	5,542	13,931	(7,400)	6,531
Liquor licenses	10,148	(9,667)	481	10,253	(9,857)	396
	$77,596	$(46,811)	$30,785	$80,086	$(44,563)	$35,523
Indefinite-lived intangible assets:
Liquor licenses	$7,488	$—	$7,488	$6,747	$—	$6,747
Intangible assets, net	$85,084	$(46,811)	$38,273	$86,833	$(44,563)	$42,270
No impairment charges were recorded related to indefinite-lived intangibles in 2017, 2016, or 2015. There were immaterial impairments of franchise rights, leasehold interests, and liquor licenses related to the 13 restaurants impaired in 2017 and immaterial impairments of franchise rights and liquor licenses related to the 19 restaurants impaired in 2016, which are discussed in Note 3, Other Charges. There were no other impairments of intangible assets subject to amortization in 2017, 2016, or 2015.
The aggregate amortization expense related to intangible assets subject to amortization for 2017, 2016, and 2015 was $4.9 million, $5.1 million, and $4.7 million.
The estimated aggregate future amortization expense as of December 31, 2017 is as follows (in thousands):

2018	$4,202
2019	4,154
2020	3,638
2021	3,183
2022	2,743
Thereafter	12,865
$30,785

6. Accrued Payroll and Payroll-related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 31, 2017 and December 25, 2016 (in thousands):

	2017	2016
Payroll and payroll-related taxes	$10,363	$17,009
Corporate and restaurant incentive compensation	8,579	2,146
Workers compensation insurance	6,141	6,907
Accrued vacation	5,581	5,736
Other	2,113	2,905
	$32,777	$34,703
Accrued liabilities and other current liabilities consist of the following at December 31, 2017 and December 25, 2016 (in thousands):

	2017	2016
State and city sales taxes	$10,449	$6,703
General liability insurance	8,727	5,667
Real estate, personal property, state income, and other taxes payable	3,631	3,579
Utilities	3,042	2,833
Other	10,451	10,723
	$36,300	$29,505
7. Borrowings
Borrowings as of December 31, 2017 and December 25, 2016 are summarized below (in thousands):

	2017		2016
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility and other long-term debt	$266,375	3.50%	$336,375	2.65%
Capital lease obligations	10,938	4.68%	11,463	4.73%
Total debt and capital lease obligations	277,313		347,838
Less: Current portion	(741)		(658)
Long-term debt and capital lease obligations	$276,572		$347,180
Maturities of long-term debt and capital lease obligations as of December 31, 2017 are as follows (in thousands):

2018	$741
2019	786
2020	837
2021	266,391
2022	762
Thereafter	7,796
$277,313
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
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 31, 2017, the Company had outstanding borrowings under the New Credit Facility of $265.5 million, in addition to amounts issued under letters of credit of $7.6 million, which reduced the amount available under the credit facility but were not recorded as debt.
Loan origination costs associated with the New Credit Facility were $1.1 million and are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets, except for the current portion of these costs which is included in Prepaid expenses and other current assets. In the first quarter of 2017, the Company recorded an additional $0.7 million in debt issuance costs related to the Amendment to the New Credit Facility. Unamortized debt issuance costs were $2.4 million and $2.3 million as of December 31, 2017 and December 25, 2016.
The Company is subject to a number of customary covenants under its New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of December 31, 2017.
8. Derivative and Other Comprehensive Income
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
The Company had no active derivative financial instruments at December 31, 2017 or December 25, 2016. The Company had one interest rate swap that was highly effective during 2015 until it matured on June 30, 2015. The loss on the interest rate swap designated as a cash flow hedge recognized in other comprehensive loss and reclassifications from Accumulated other comprehensive loss to earnings during 2015 were immaterial.

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
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. See Note 16, Employee Benefit Programs. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in Other assets, net in the accompanying consolidated balance sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The value of the deferred compensation plan liability is dependent upon the fair value of the assets held in the rabbi trust and therefore is not measured at fair value.
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 25, 2016 (in thousands):

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,292	$9,292	$—	$—
Total assets measured at fair value	$9,292	$9,292	$—	$—

	December 25, 2016	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,165	$9,165	$—	$—
Total assets measured at fair value	$9,165	$9,165	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
Other than as disclosed in Note 3, Other Charges, as of December 31, 2017 and December 25, 2016, the Company had no non-financial assets or liabilities that were measured using level 3 inputs.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its credit facility and capital leases are carried at historical cost in the accompanying consolidated balance sheets. Both the credit facility and the Company’s capital lease obligations are considered to be Level 2 instruments. The carrying value of the credit facility approximates fair value as the interest rate on this instrument approximates current market rates. For disclosure purposes, the Company estimated the fair value of the capital lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.

The following table presents the carrying value and estimated fair value of Company’s capital lease obligations as of December 31, 2017 and December 25, 2016 (in thousands):

	December 31, 2017		December 25, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Capital lease obligations	$10,938	$11,563	$11,463	$12,917
10. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2017	2016	2015
Cash paid during the year for:
Income taxes	$3,999	$4,651	$14,346
Interest, net of amounts capitalized	10,372	6,462	3,754
Non-cash investing and financing activities:
Change in construction related payables	(5,951)	(15,830)	13,040
Capital lease obligations incurred for real estate and equipment purchases	140	4,133	—
11. Income Taxes
Income before income taxes includes the following components for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 (in thousands):

	2017	2016	2015

U.S.	$32,208	$7,806	$64,668
Foreign	(3,188)	(3,018)	(1,432)
	$29,020	$4,788	$63,236
The (benefit) provision for income taxes for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 consist of the following (in thousands):

	2017	2016	2015
Current:
Federal	$2,304	$2,503	$6,427
State	3,175	2,078	4,455
Foreign	—	—	—
Deferred:
Federal	(6,045)	(9,407)	4,013
State	(680)	(2,300)	(1)
Foreign	247	189	638
	$(999)	$(6,937)	$15,532

The reconciliation between the income tax provision and the amount of income tax computed by applying the U.S. federal statutory rate to income before the provision for income taxes as shown in the accompanying consolidated statements of operations for fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 is as follows:

	2017	2016	2015
Tax provision at U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	5.0	(3.0)	4.3
FICA tip tax credits	(32.4)	(183.8)	(12.8)
Foreign taxes versus U.S statutory rate	0.7	6.7	0.3
Valuation allowance on deferred income tax assets	4.5	19.3	1.5
Deferred tax remeasurement due to the Tax Act	(9.7)	—	—
Other tax credits	(6.5)	(27.7)	(3.6)
Meals and entertainment	0.9	6.6	0.6
Other	(1.0)	2.0	(0.7)
Effective tax rate	(3.5)%	(144.9)%	24.6%
The increase in the Company’s effective tax rate in 2017 is primarily attributable to the increase in earnings before income tax, partially offset by an increase in the FICA tip tax credit. In addition, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. We have recorded a decrease related to our deferred tax liabilities with a corresponding adjustment to deferred tax benefit. The decrease in the Company’s effective tax rate in 2016 from 2015 was primarily attributable to the decrease in earnings before income tax as well as an increase in the FICA tip tax credit.
The Company’s federal and state deferred taxes at December 31, 2017 and December 25, 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets and (liabilities), net:
Deferred rent	$14,024	$20,039
Stock-based compensation	5,267	7,500
General business and other tax credits	18,269	13,982
Alternative minimum tax credits	—	1,241
Accrued compensation and related costs	6,496	9,431
Advanced payments	2,846	3,809
Other non-current deferred tax assets	5,250	4,696
Other non-current deferred tax liabilities	(2,013)	(2,790)
Goodwill	(9,850)	(12,004)
Property and equipment	(8,027)	(16,459)
Franchise rights	(23)	(840)
Prepaid expenses	(4,157)	(6,046)
Supplies inventory	(5,150)	(7,495)
Subtotal	22,932	15,064
Valuation Allowance	(3,742)	(2,323)
Net deferred tax asset	19,190	12,741
Non-current deferred tax asset	19,932	13,206
Non-current deferred tax liability	(742)	(465)
Total	$19,190	$12,741
Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. Based on the Company’s evaluation of its deferred tax assets, as of December 31, 2017, a valuation allowance of approximately $3.7 million has been recorded against the deferred tax asset for state income tax credits and the deferred taxes of our foreign subsidiary, including the net operating loss carry forward, in order to measure only the portion of the deferred tax assets that more likely than not will be realized. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. The Company also assessed whether its valuation allowance analyses were affected by various aspects of the Tax Act, and concluded all deferred tax assets, except those already reduced due to a valuation allowance, will continue to be realized.
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. We intend to reinvest earnings from our foreign subsidiaries, if any, in those operations for the foreseeable future. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings. While we do not expect to repatriate cash to the U.S., if these funds were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. In addition, the international provisions of the Tax Act are not expected to have a material impact on the Company. We will continue to evaluate our estimates during the 12-month measurement period as additional information and regulatory interpretations become available
The Tax Act also repealed the corporate alternative minimum tax (“AMT”) for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers are refundable beginning in 2018. The Company has approximately $1.2 million of AMT credit carryovers that are expected to be fully refunded between 2018 and 2021.
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal and state returns are the 2012 through 2017 tax years.
The following table summarizes the Company’s unrecognized tax benefits at December 31, 2017 and December 25, 2016 (in thousands):

	2017	2016
Beginning of year	$170	$228
Increase due to current year tax positions	172	—
Due to decrease to a position taken in a prior year	(2)	—
Settlements	(11)	(12)
Reductions related to lapses	(42)	(46)
End of year	$287	$170
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.3 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Interest income and other, net, and interest paid or received is recorded in Interest expense in the consolidated statements of operations. The Company recorded immaterial interest expense on the identified tax liabilities in 2017, 2016, and 2015, and no penalties were recorded in those fiscal years.
12. Commitments and Contingencies
Commitments
Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company’s operating leases have remaining non-cancelable terms ranging from less than one year to more than 15 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015, which is recorded under Occupancy on the consolidated statements of operations, are as follows (in thousands):

	2017	2016	2015
Minimum rent	$77,778	$73,605	$67,078
Contingent rent	1,604	1,676	2,264
Equipment rent under operating leases	1,024	1,052	791
	$80,406	$76,333	$70,133
The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Rental income was immaterial for 2017, 2016, and 2015.
Future minimum lease commitments under all leases as of December 31, 2017 are as follows (in thousands):

	Capital Leases	Operating Leases
2018	$1,234	$75,613
2019	1,234	72,328
2020	1,238	67,568
2021	1,240	61,375
2022	1,063	52,754
Thereafter	8,570	224,517
Total	14,579	$554,155
Less amount representing interest	(3,641)
Present value of future minimum lease payments	10,938
Less current portion	(741)
Long-term capital lease obligations	$10,197
At the end of 2017 and 2016, property and equipment included $29.9 million and $29.3 million of assets under capital lease, and $12.3 million and $10.5 million of related accumulated depreciation.
Future minimum rental income is immaterial.
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
13. Franchise Operations
Results of franchise operations included in the consolidated statements of operations for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 consist of the following (in thousands):

	2017	2016	2015
Franchise royalties and fees:
Royalty income	$11,019	$11,196	$12,478
Franchise fees	25	13	48
Total franchise royalties and fees	$11,044	$11,209	$12,526

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
14. Stockholders’ Equity
On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to $100 million of the Company’s common stock. This authorization became effective on February 11, 2016, and will terminate upon completing the repurchase of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The Company did not repurchase any shares during 2017. Since February 11, 2016, the Company has purchased 940,034 shares under this authorization with an average purchase price of $49.02 per share for a total of $46.1 million.
On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $100 million of the Company’s common stock. In 2015, the Company repurchased 556,049 shares under this authorization, with an average purchase price of $71.93 per share for a total of $40.0 million.
15. Stock Incentive Plans
In May 2017, the Company’s stockholders approved the 2017 Performance Incentive Plan (the “2017 Stock Plan”). Following the date of approval, all grants are made under the 2017 Stock Plan and no new awards may be granted under the Second Amended and Restated 2007 Performance Plan (the “2007 Stock Plan”). The 2017 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), and other forms of awards granted or denominated in our common stock or unit of our common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2017 Stock Plan include officers, employees, directors, consultants, and other service providers or any affiliate of the Company. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2017 Stock Plan is 630,182 shares.
Vesting of the awards under the 2017 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2017 Stock Plan and 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers of the Company, upon the occurrence of a change in control, no award will vest unless such officers’ employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. As of December 31, 2017, 468,657 options to acquire the Company’s common stock remained outstanding under the 2007 Stock Plan.
Total stock-based compensation costs recognized in 2017, 2016, and 2015 were $4.8 million, $4.5 million, and $4.7 million, with related income tax benefits of $1.5 million, $0.4 million, and $2.0 million. As of December 31, 2017, there was $4.9 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of approximately 1.4 years for stock options, 1.3 years for the restricted stock units, and 2.0 years for the performance stock units.

Stock Options
The tables below summarize the status of the Company’s stock option plans (in thousands, except per share data and exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 25, 2016	408	$53.82
Granted	145	48.07
Forfeited/expired	(20)	53.32
Exercised	(64)	35.36
Outstanding, December 31, 2017	469	$54.60

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	469	$54.60	7.24	$3,550
Vested and expected to vest as of December 31, 2017 (1)	427	$54.89	7.08	$3,267
Exercisable as of December 31, 2017	200	$51.99	5.53	$2,250
___________________________________
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 were as follows:

	2017	2016	2015
Risk-free interest rate	1.8%	1.2%	1.4%
Expected years until exercise	5.0	4.5	4.8
Expected stock volatility	37.9%	39.0%	40.6%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$17.11	$20.45	$29.71
Total intrinsic value of options exercised (in thousands)	$1,676	$2,624	$4,414
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
Time-Based RSUs
During 2017, 2016, and 2015, the Company issued time-based restricted stock units (“RSUs”) to certain employees as permitted under the 2017 and 2007 Stock Plans. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs granted to employees typically vest in equal installments over four years. For the Company’s board of directors, RSUs vest in full on the one-year anniversary date of the grant date. Upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The table below summarizes the status of the Company’s time-based RSUs under the 2017 and 2007 Stock Plans (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 25, 2016	82	$61.16
Awarded	74	53.13
Forfeited	(10)	56.38
Vested	(44)	57.21
Outstanding, December 31, 2017	102	$57.51
Performance Stock Units
During 2017, the Company granted performance stock unit awards (“PSUs”) to certain employees as permitted under the 2017 Stock Plan. Each PSU represents the right to receive one share of the Company’s common stock on the payment date, subject to the achievement of the applicable performance goals at target and applicable vesting conditions. Each PSU is divided into three equal tranches with applicable performance periods, typically consisting of an annual fiscal year. PSUs remain unvested until the last day of the third performance period and are forfeited in the event of termination of employment of a grantee prior to the last day of the third performance period.
The table below summarizes the status of the Company’s performance stock units under the 2017 Stock Plan (shares in thousands):

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 25, 2016	—	$—
Awarded	30	48.87
Forfeited	—	—
Vested	—	—
Outstanding, December 31, 2017	30	$48.87
Long-Term Cash Incentive Plan
Beginning in 2017, the long-term cash incentive plan is based on operational metrics with three one-year performance periods. Prior to 2017, the long-term cash incentive plan was based on operational metrics with a three-year performance period. Compensation expense is recognized over the performance period based on the plan-to-date performance achievement. The awards cliff vest at the end of each three-year performance cycle. In 2017, the Company recorded $0.4 million in compensation expenses related to the 2017 long-term cash incentive plan. In 2016, the Company reversed $2.3 million of its long-term cash incentive plan liability upon determining that certain performance metrics were not probable of being achieved. In 2015, the Company recorded $3.3 million in compensation expenses related to this program.
In 2017, the Company paid out $0.7 million cash awards related to achievement of the performance metrics of the 2014 long-term cash incentive plan. In 2016, the Company paid out $3.4 million cash awards related to achievement of the performance metrics of the 2013 long-term cash incentive plan. In 2015, the Company paid out $1.8 million cash awards related to achievement of the performance metrics of the 2012 long-term cash incentive plan. At December 31, 2017 and December 25, 2016, a $0.4 million and $0.7 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities in the accompanying consolidated balance sheets.
16. Employee Benefit Programs
Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. Under this plan, eligible team members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. The Company may make matching contributions in an amount determined by the board of directors. In 2016, the board of directors authorized matching contributions equal to 50%

of the first 4% of compensation that is deferred by the participant, an increase from the previous matching contributions equal to 25% of the first 4% of compensation deferred by the participant. The Company recognized an immaterial matching contribution expense in 2017, 2016, and 2015.
The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value. See Note 9, Fair Value Measurements. Changes in the market value of the investments held in the trust result in the recognition of a corresponding gain or loss reported in Interest income and other, net in the consolidated statements of operations. A corresponding change in the liability associated with the deferred compensation plan results in an offsetting deferred compensation expense, or reduction of expense, reported in Selling, general, and administrative expenses in the consolidated statements of operations. The Company recognized deferred compensation expense of $1.0 million in 2017, $0.6 million in 2016, and an immaterial amount in 2015. As of December 31, 2017 and December 25, 2016, $9.3 million and $9.2 million of deferred compensation assets is included in Other assets, net and $9.3 million and $9.2 million of deferred compensation plan liability is included in Other non-current liabilities in the accompanying consolidated balance sheets.
Employee Stock Purchase Plan—In July 2017, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the “New Plan”), which replaced the previous Employee Stock Purchase Plan (the “Prior Plan”). The New Plan authorized 100,000 shares of the Company’s common stock for issuance. Under the New Plan, eligible team members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and team members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan which operates in successive six month periods commencing on each January 1 and July 1 of each fiscal year. During 2017, the Company issued 17,294 shares under the Prior Plan. The Company has issued a total of 7,607 shares under the New Plan, and a total of 92,393 shares remain available for future issuance.
For 2017, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included a 1.05% risk-free interest rate; 0.5 year expected life; expected volatility of 37.96%; and a 0% dividend yield. The weighted average fair value per share at grant date was $11.16. For 2016, the average assumptions used in the model included a 0.55% risk-free interest rate, 0.5 year expected life, expected volatility of 37.64%, and a 0% dividend yield. The weighted average fair value per share at grant date was $9.29. The Company recognized $0.2 million of compensation expense related to this plan in each of fiscal years 2017, 2016, and 2015.
Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (“401K Plan”) which covers eligible team members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows team members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2016, the board of directors authorized matching contributions equal to 50% of the first 4% of compensation that is deferred by the participant, an increase from the Company’s previous matching contributions equal to 25% of the first 4% of compensation deferred by the participant. The Company recognized matching contribution expense of $0.7 million in 2017, $0.6 million in 2016, and $0.3 million in 2015.

17. Quarterly Results of Operations (unaudited)
The following tables summarize the unaudited consolidated quarterly financial information for fiscal years 2017 and 2016 (in thousands, except per share data):

2017	Q1 (16 weeks)	Q2 (1) (12 weeks)	Q3 (12 weeks)	Q4 (2) (13 weeks)	2017 (53 weeks)
Total revenues	$418,557	$315,771	$304,248	$342,353	$1,380,929
Income from operations	$17,458	$9,366	$4,056	$8,152	$39,032
Net income	$11,567	$6,931	$2,714	$8,807	$30,019
Basic earnings per share	$0.90	$0.54	$0.21	$0.68	$2.33
Diluted earnings per share	$0.89	$0.53	$0.21	$0.68	$2.31

2016	Q1 (3) (16 weeks)	Q2 (4) (12 weeks)	Q3 (5) (12 weeks)	Q4 (6) (12 weeks)	2016 (52 weeks)
Total revenues	$402,126	$305,549	$297,307	$291,459	$1,296,441
Income (loss) from operations	$20,175	$10,415	$(4,235)	$(14,785)	$11,570
Net income (loss)	$14,225	$7,552	$(1,300)	$(8,752)	$11,725
Basic earnings (loss) per share	$1.04	$0.56	$(0.10)	$(0.68)	$0.88
Diluted earnings (loss) per share	$1.03	$0.55	$(0.10)	$(0.68)	$0.87
___________________________________

(1)	During the second quarter of 2017, five Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $1.6 million for these restaurants.

(2)	During the fourth quarter of 2017, eight Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $5.3 million for these restaurants.

(3)	During the first quarter of 2016, the Company recognized a pre-tax non-cash impairment charge of $0.8 million due to the relocation of a restaurant.

(4)	During the second quarter of 2016, six Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $3.9 million for these restaurants.

(5)
During the third quarter of 2016, two Company-owned restaurants were impaired. The Company recognized a pre-tax non-cash impairment charge of $3.8 million for these restaurants. The Company also recorded $5.5 million in restaurant closure costs related to the closure of nine Red Robin Burger Works restaurants.

(6)
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Red Robin Gourmet Burgers, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Red Robin Gourmet Burgers, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and December 25, 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Denver, Colorado
February 27, 2018

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
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual stockholders’ meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 annual stockholders’ meeting and is hereby incorporated by reference in this report.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules

(a)	Exhibits and Financial Statement Schedules

(1)
Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report on Form 10-K. See “Financial Statements and Supplementary Data-Red Robin Gourmet Burgers, Inc. - Index” for more detail.

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

(10.2)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on February 23, 2012.

(10.3)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 22, 2009.

(10.4)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 22, 2009.

(10.5)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 21, 2010.

(10.6)*
Form of Red Robin Gourmet Burgers, Inc. Restricted Stock Unit Grant Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 13, 2010.

(10.7)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Outside Director Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 21, 2010.

(10.8)*
Form of Red Robin Gourmet Burgers, Inc. Cash Incentive Plan Performance Based Cash Award Agreement. Incorporated by reference to Exhibit 10.11 to our Annual Report on From 10-K filed on February 19, 2016.

(10.9)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on May 23, 2014.

Exhibit Number	Description
(10.10)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on May 23, 2014.

(10.11)*
Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 to Amendment No. 4 of our Registration Statement on Form S-1 filed on July 17, 2002 (Registration No. 333-87044).

(10.12)*
First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated August 4, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2009.

(10.13)*
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

(10.15)*
Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan As Amended and Restated on December 15, 2015. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on February 19, 2016.

(10.16)*
Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 to Amendment No. 3 of our Registration Statement on Form S-1 filed on July 12, 2002 (Registration No. 333-87044).

(10.17)*
Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2008.

(10.18)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 11, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2010.

(10.19)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011.

(10.20)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated September 30, 2013. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on form 10-Q filed on November 8, 2013.

(10.21)	Credit Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2012.

(10.22)	Security Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2012.

(10.23)*	Red Robin Gourmet Burgers, Inc. Cash Incentive Plan, effective as of May 28, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2015.

(10.24)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc., and Jonathan A. Muhtar, dated March 31, 2016. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 18, 2016.

(10.25)	Credit Agreement, dated June 30, 2016. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2016.

(10.26)	Security Agreement, dated June 30, 2016. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 5, 2016.

(10.27)*
First Amendment to Employment Agreement between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 8, 2016. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2016.

Exhibit Number	Description
(10.28)*
Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 8, 2016. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2016.

(10.29)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Carin L. Stutz, dated April 29, 2016. Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on February 21, 2017.

(10.30)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Guy J. Constant, dated December 13, 2016. Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on February 21, 2017.

(10.31)	First Amendment to Credit Agreement, dated April 13, 2017. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 17, 2017.

(10.32)*	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 4, 2017.

(10.33)*	Red Robin Gourmet Burgers, Inc. Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to Appendix B to our Definitive Proxy Statement filed on April 4, 2017.

(10.34)*
Amendment to Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated July 25, 2017. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 9, 2017.

(10.35)*
Amendment to Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Guy J. Constant, dated July 25, 2017. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 9, 2017.

(10.36)*
Amendment to Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Carin L. Stutz, dated July 25, 2017. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 9, 2017.

(10.37)*
Amendment to Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated July 25, 2017. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 9, 2017.

(10.38)*
Second Amendment to Amended Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Jonathan A. Muhtar, dated July 25, 2017. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 9, 2017.

10.39*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Beverly K. Carmichael, dated December 7, 2017.

10.40*	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement.

10.41*	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement.

10.42*	Form of Red Robin Gourmet Burgers, Inc. 2018 Performance Incentive Plan Cash Performance Award Agreement.

10.43*	Form of Red Robin Gourmet Burgers, Inc. 2018 Performance Incentive Plan Performance Stock Unit Award Agreement.

(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2010.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description
101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 25, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, December 25, 2016, and December 27, 2015; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, December 25, 2016, and December 27, 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 25, 2016, and December 27, 2015; and (v) the Notes to Consolidated Financial Statements.

( )	Exhibits previously filed in the Company’s periodic filings as specifically noted.

*	Executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 27, 2018	By:	/s/ DENNY MARIE POST
(Date)		Denny Marie Post (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNY MARIE POST	President and Chief Executive Officer (Principal Executive Officer and Director)	February 27, 2018
Denny Marie Post

/s/ GUY J. CONSTANT	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Guy J. Constant

/s/ PATTYE L. MOORE	Chairperson of the Board	February 27, 2018
Pattye L. Moore

/s/ CAMMIE W. DUNAWAY	Director	February 27, 2018
Cammie W. Dunaway

/s/ RICHARD J. HOWELL	Director	February 27, 2018
Richard J. Howell

/s/ GLENN B. KAUFMAN	Director	February 27, 2018
Glenn B. Kaufman

/s/ STUART I. ORAN	Director	February 27, 2018
Stuart I. Oran
/s/ KALEN F. HOLMES	Director	February 27, 2018
Kalen F. Holmes

/s/ STEVEN K. LUMPKIN	Director	February 27, 2018
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
    ITEM 3. Legal Proceedings
    ITEM 4. Mine Safety Disclosures

PART II

    ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index, and S&P 600 Restaurants Index

    ITEM 6. Selected Financial Data
    ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
    ITEM 8. Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC. INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
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