Form 10-Q
period 2018-04-22
RED ROBIN GOURMET BURGERS INC
filed 2018-05-24
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 22, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 22, 2018
Common Stock, $0.001 par value per share	12,984,746

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	April 22, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$23,673	$17,714
Accounts receivable, net	12,098	26,499
Inventories	29,388	29,553
Prepaid expenses and other current assets	15,559	31,038
Total current assets	80,718	104,804
Property and equipment, net	626,852	638,151
Goodwill	96,733	96,979
Intangible assets, net	36,991	38,273
Other assets, net	33,351	32,408
Total assets	$874,645	$910,615
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$33,828	$35,347
Accrued payroll and payroll-related liabilities	39,864	32,777
Unearned revenue	43,364	55,915
Accrued liabilities and other	37,222	36,300
Total current liabilities	154,278	160,339
Deferred rent	75,146	74,980
Long-term debt	231,375	266,375
Long-term portion of capital lease obligations	10,003	10,197
Other non-current liabilities	11,139	11,289
Total liabilities	481,941	523,180
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,980 and 12,954 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,871 and 4,897 shares, at cost	(201,443)	(202,485)
Paid-in capital	210,828	210,708
Accumulated other comprehensive loss, net of tax	(3,839)	(3,566)
Retained earnings	387,140	382,760
Total stockholders’ equity	392,704	387,435
Total liabilities and stockholders’ equity	$874,645	$910,615
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Revenues:
Restaurant revenue	$414,702	$413,451
Franchise and other revenues	6,817	7,178
Total revenues	421,519	420,629
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	98,515	94,607
Labor	143,015	145,519
Other operating	55,025	52,064
Occupancy	35,010	33,119
Depreciation and amortization	29,193	28,044
Selling, general, and administrative expenses	46,318	47,963
Pre-opening costs	1,137	1,855
Other charges	6,287	—
Total costs and expenses	414,500	403,171

Income from operations	7,019	17,458
Other expense:
Interest expense, net and other	3,407	2,984
Income before income taxes	3,612	14,474
(Benefit) provision for income taxes	(768)	2,907
Net income	$4,380	$11,567
Earnings per share:
Basic	$0.34	$0.90
Diluted	$0.34	$0.89
Weighted average shares outstanding:
Basic	12,960	12,853
Diluted	13,065	12,953
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Net income	$4,380	$11,567
Foreign currency translation adjustment	(273)	212
Other comprehensive (loss) income, net of tax	(273)	212
Total comprehensive income	$4,107	$11,779
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Cash flows from operating activities:
Net income	$4,380	$11,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,193	28,044
Other charges - litigation contingencies	4,000	—
Stock-based compensation expense	1,287	886
Other, net	(1,941)	(435)
Changes in operating assets and liabilities:
Accounts receivable	14,576	10,752
Prepaid expenses and other current assets	15,473	10,460
Trade accounts payable and accrued liabilities	1,187	19,279
Unearned revenue	(11,546)	(11,219)
Other operating assets and liabilities, net	436	621
Net cash provided by operating activities	57,045	69,955
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(15,874)	(24,548)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	115	113
Net cash used in investing activities	(15,759)	(24,435)
Cash flows from financing activities:
Borrowings of long-term debt	69,000	44,500
Payments of long-term debt and capital leases	(104,183)	(80,163)
Debt issuance costs	—	(664)
Proceeds from exercise of stock options and employee stock purchase plan and tax benefit from exercise of stock options	295	1,212
Net cash used in financing activities	(34,888)	(35,115)
Effect of exchange rate changes on cash	(439)	102
Net change in cash and cash equivalents	5,959	10,507
Cash and cash equivalents, beginning of period	17,714	11,732
Cash and cash equivalents, end of period	$23,673	$22,239

Supplemental disclosure of cash flow information
Income taxes paid	$213	$116
Interest paid, net of amounts capitalized	$3,085	$3,127
Change in construction related payables	$1,151	$3,061
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of April 22, 2018, the Company owned and operated 484 restaurants located in 39 states and two Canadian provinces. The Company also had 87 franchised full-service restaurants in 15 states as of April 22, 2018. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 27, 2018.
The Company’s quarter that ended April 22, 2018 is referred to as first quarter 2018, or the sixteen weeks ended April 22, 2018; the quarter ended April 16, 2017 is referred to as first quarter 2017, or the sixteen weeks ended April 16, 2017. The Company’s fiscal year 2018 comprises 52 weeks and will end on December 30, 2018.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the sixteen weeks ended April 16, 2017, the Company reclassified local marketing costs of $2.6 million from Other operating to Selling, general, and administrative expenses on the condensed consolidated statements of operations. Management believes this presentation better reflects marketing expenses subject to corporate, rather than restaurant-level, decision making.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-02, Leases (“Topic 842”). This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method. Early adoption is permitted. The Company will adopt this guidance beginning with its fiscal first quarter 2019. We will elect to apply the practical expedients that do not require us to reassess existing contracts for embedded leases or to reassess lease classification or initial direct costs. The Company selected and began implementing a new lease management system during 2017. Once the transition to the new system is completed in 2018, this software will enable us to quantify the full impact Topic 842 will have on our consolidated financial statements. We expect adoption of Topic 842 will result in a significant increase in the assets and liabilities on our consolidated balance sheets.

Recently Adopted Accounting Standards
Revenue
In May 2014, the FASB issued Revenue from Contracts with Customers (“Topic 606”), subsequently amended by various standard updates. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The Company adopted Topic 606 in first quarter 2018 and applied the guidance retrospectively to all prior periods presented. Topic 606 impacts the accounting treatment of the Company’s advertising contribution funds, and the Company’s financial statements, as outlined below.
Advertising Fund Contributions
Under Red Robin franchise agreements, the Company and its franchisees are required to contribute a certain percentage of revenues to two national media advertising funds. The Company’s national advertising services are provided on a system-wide basis and, therefore, not considered distinct performance obligations for individual franchisees. The Company previously recorded the advertising contributions from franchisees as a reduction to advertising expense under Selling, general, and administrative expenses. In accordance with Topic 606, the Company recognizes these sales-based advertising contributions from franchisees as franchise revenue when the underlying franchisee sales occur. The Company records the related advertising expenses as incurred under Selling, general, and administrative expenses. When an advertising fund is over-spent at year end, advertising expenses will be reported on the consolidated statement of operations in an amount that is greater than the revenue recorded for advertising contributions. Conversely, when an advertising fund is under-spent at year end, the Company will accrue advertising costs up to advertising contributions recorded in revenue. All prior periods presented have been retrospectively adjusted for this change in accounting policy. The adoption of this standard did not impact previously reported amounts of net income.
Impacts on Financial Statements
The following table summarizes the impact of Topic 606 adoption on previously reported results on the Company’s consolidated statements of operations (in thousands):

	Sixteen Weeks Ended April 16, 2017
	As previously reported	Adjustments	As adjusted
Franchise and other revenue	$5,106	$2,072	$7,178
Selling, general, and administrative expenses(1)	45,891	2,072	47,963
_____________________________
(1) Selling, general, and administrative expenses were previously reported as $43.3 million prior to the reclassification of $2.6 million of local marketing costs for first quarter 2017. See “Reclassifications” under this Note 1, Basis of Presentation and Recent Accounting Pronouncements.
Revenue recognition
Revenues consist of sales from restaurant operations; franchise revenue; and other revenue, including gift card breakage and miscellaneous revenue. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest, franchisee, or other customer.
Restaurant revenue
The Company recognizes revenues from restaurant sales when payment is tendered at the point of sale, as the Company’s performance obligation to provide food and beverage to the customer has been satisfied.
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. We recognize revenue from gift cards as either: (i) Restaurant revenue, when the Company’s performance obligation to provide food and beverage to the customer is satisfied upon redemption of the gift card, or (ii) gift card breakage, as discussed in Other revenue below.
Red Robin Royalty™ deferred revenue primarily relates to a program in which registered members earn an award for a free entrée for every nine entrées purchased. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial pre-payment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue in restaurant revenue on earned rewards when the Company satisfies its performance obligation at redemption, or upon expiration. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount.
Franchise revenue
Revenues we receive from our franchise arrangements include sales-based royalties and advertising fund contributions, area development fees, and franchise fees. Red Robin franchisees are required to remit 4.0% of their revenues as royalties to the Company and contribute between 0.5% and 2.5% of revenues to two national media advertising funds. The Company recognizes these sales-based royalties and advertising fund contributions as the underlying franchisee sales occur.
The Company also provides its franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, which then amortize over the contracted franchise term as the services comprising the performance obligation are satisfied. The Company typically grants franchise rights to franchisees for a term of 20 years, with the right to extend the term for an additional ten years if various conditions are satisfied by the franchisee.
Other revenue
Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage over the period of estimated redemption.
Other revenue also consists of miscellaneous revenues considered insignificant to the Company’s business.
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Restaurant revenue	$414,702	$413,451
Franchise revenue	5,443	5,536
Other revenue	1,374	1,642
Total revenues	$421,519	$420,629
Contract liabilities
Unearned gift card revenue at April 22, 2018 and December 31, 2017 was $33.1 million and $45.4 million. Deferred loyalty revenue, which was also included in Unearned revenue in the accompanying condensed consolidated balance sheets, was $10.3 million and $10.6 million at April 22, 2018 and December 31, 2017.
Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Gift card revenue	$13,988	$14,321
2. Goodwill and Intangible Assets
The following table presents goodwill as of April 22, 2018 and December 31, 2017 (in thousands):

Balance, December 31, 2017	$96,979
Foreign currency translation adjustment	(246)
Balance, April 22, 2018	$96,733
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.

The following table presents intangible assets as of April 22, 2018 and December 31, 2017 (in thousands):

	April 22, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$54,437	$(30,759)	$23,678	$54,447	$(29,685)	$24,762
Favorable leases	13,001	(7,672)	5,329	13,001	(7,459)	5,542
Liquor licenses	10,171	(9,675)	496	10,148	(9,667)	481
	$77,609	$(48,106)	$29,503	$77,596	$(46,811)	$30,785
Indefinite-lived intangible assets:
Liquor licenses and other	$7,488	$—	$7,488	$7,488	$—	$7,488
Intangible assets, net	$85,097	$(48,106)	$36,991	$85,084	$(46,811)	$38,273
There were no impairments to intangible assets during the sixteen weeks ended April 22, 2018.
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
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Basic weighted average shares outstanding	12,960	12,853
Dilutive effect of stock options and awards	105	100
Diluted weighted average shares outstanding	13,065	12,953

Awards excluded due to anti-dilutive effect on diluted earnings per share	279	261

4. Other Charges
Other charges consist of the following (in thousands):

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Litigation contingencies	$4,000	$—
Reorganization costs	2,287	—
Other charges	$6,287	$—
In first quarter 2018, the Company recorded $4.0 million of litigation contingencies for employment-related claims. The Company also recorded $2.3 million in costs related to reorganization during first quarter 2018.
5. Borrowings
Borrowings as of April 22, 2018 and December 31, 2017 are summarized below (in thousands):

	April 22, 2018	December 31, 2017
Revolving credit facility and other long-term debt	$231,375	$266,375
Capital lease obligations	10,754	10,938
Total debt	242,129	277,313
Less: Current portion	(751)	(741)
Long-term debt	$241,378	$276,572
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into the first amendment (the “Amendment”) to the Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion. Upon termination of the Amendment, the terms of the Credit Facility executed on June 30, 2016 remain effective.
The Credit Facility matures on June 30, 2021. As of April 22, 2018, the Company had outstanding borrowings under the Credit Facility of $230.5 million, in addition to amounts issued under letters of credit of $7.5 million, which reduced the amount available under the facility but were not recorded as debt. As of December 31, 2017, the Company had outstanding borrowings under the Credit Facility of $265.5 million, in addition to amounts issued under letters of credit of $7.6 million.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $2.2 million and $2.4 million as of April 22, 2018 and December 31, 2017.
6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.

The following tables present the Company’s assets measured at fair value on a recurring basis as of April 22, 2018 and December 31, 2017 (in thousands):

	April 22, 2018	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,157	$9,157	$—	$—
Total assets measured at fair value	$9,157	$9,157	$—	$—

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,292	$9,292	$—	$—
Total assets measured at fair value	$9,292	$9,292	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of April 22, 2018, the Company had no non-financial assets or liabilities that were measured using level 3 inputs. As of December 31, 2017, the Company measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
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
The following table presents the carrying value and estimated fair value of the Company’s capital lease obligations as of April 22, 2018 and December 31, 2017 (in thousands):

	April 22, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Capital lease obligations	$10,754	$11,055	$10,938	$11,563
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
In first quarter 2018, the Company recorded $4.0 million of litigation contingencies for employment-related claims. Refer to Note 4, Other Charges.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2018 and 2017 refer to the sixteen-week periods ending April 22, 2018 and April 16, 2017, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 571 locations in North America. As of April 22, 2018, the Company operated 484 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 87 franchised full-service restaurants in 15 states as of April 22, 2018. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the sixteen weeks ended April 22, 2018:

•	Financial performance.

◦
Restaurant revenue increased $1.3 million, or 0.3%, to $414.7 million for the sixteen weeks ended April 22, 2018, as compared to the sixteen weeks ended April 16, 2017, primarily due to a $5.9 million increase in revenue from newly opened restaurants, offset by a $3.2 million, or 0.8%, decrease in comparable restaurant revenue, which included a $0.6 million, or 0.1%, favorable foreign currency exchange impact related to our Canadian restaurants, and a $1.4 million decrease from closed restaurants.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 130 basis points to 80.0% for the sixteen weeks ended April 22, 2018, as compared to 78.7% for the sixteen weeks ended April 16, 2017. The increase was due to higher food and beverage costs, other operating costs, and occupancy costs, as a percentage of restaurant revenue, offset by a decrease in labor costs as a percentage of restaurant revenue.

◦
Net income was $4.4 million for the sixteen weeks ended April 22, 2018 compared to $11.6 million for the sixteen weeks ended April 16, 2017. Diluted earnings per share were $0.34 for the sixteen weeks ended April 22, 2018, as compared to $0.89 for the sixteen weeks ended April 16, 2017. Excluding the impact of $0.22 per diluted share for litigation contingencies and $0.13 per diluted share for reorganization costs, net income per diluted share for the sixteen weeks ended April 16, 2017 was $0.69.

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

•	Restaurant Development. During the sixteen weeks ended April 22, 2018, we opened four Red Robin restaurants. Our franchisees opened one Red Robin restaurant during first quarter 2018.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Company-owned:
Beginning of period	480	465
Opened during the period	4	6
Acquired from franchisees	—	—
Closed during the period	—	(2)
End of period	484	469
Franchised:
Beginning of period	86	86
Opened during the period	1	1
Sold or closed during the period	—	—
End of period	87	87
Total number of restaurants	571	556

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2017 annual financial statements, with the exception of changes made due to the adoption of Topic 606, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Revenues:
Restaurant revenue	98.4%	98.3%
Franchise royalties, fees, and other revenues	1.6	1.7
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.8	22.9
Labor	34.5	35.2
Other operating	13.3	12.6
Occupancy	8.4	8.0
Total restaurant operating costs	80.0	78.7
Depreciation and amortization	6.9	6.7
Selling, general, and administrative	11.0	11.4
Pre-opening costs	0.3	0.4
Other charges	1.5	—
Income from operations	1.7	4.2

Interest expense, net and other	0.8	0.8
Income before income taxes	0.9	3.4
(Benefit) provision for income taxes	(0.2)	0.7
Net income	1.0%	2.7%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 22, 2018	April 16, 2017	Percent Change
Restaurant revenue	$414,702	$413,451	0.3%
Franchise and other revenue	6,817	7,178	(5.0)%
Total revenues	$421,519	$420,629	0.2%
Average weekly sales volumes in Company-owned restaurants(1)	$53,704	$55,490	(3.2)%
Total operating weeks	7,722	7,462	3.5%
Restaurant revenue per square foot	$139	$141	(1.4)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the sixteen weeks ended April 16, 2017 for Company-owned restaurants was $55,408. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the sixteen weeks ended April 22, 2018, which comprises primarily food and beverage sales, increased $1.3 million, or 0.3%, as compared to first quarter 2017. The increase was due to a $5.9 million increase in revenue from newly opened restaurants, offset by a $3.2 million, or 0.8%, decrease in comparable restaurant revenue and a $1.4 million decrease from closed restaurants. The comparable restaurant revenue decrease was driven by a 1.0% decrease in average guest check, partially offset by a 0.1% increase in guest counts and a 0.1% favorable foreign exchange impact related to our Canadian restaurants. The decrease in average guest check resulted from a 2.0% decrease in menu mix offset by a 1.0% increase in pricing.
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
Franchise and other revenue decreased $0.4 million for the sixteen weeks ended April 22, 2018 compared to the sixteen weeks ended April 16, 2017, primarily due to a decrease in gift card breakage. Our franchisees reported comparable restaurant revenue decreased 0.5% for the sixteen weeks ended April 22, 2018 compared to the sixteen weeks ended April 16, 2017.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2018	April 16, 2017	Percent Change
Cost of sales	$98,515	$94,607	4.1%
As a percent of restaurant revenue	23.8%	22.9%	0.9%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 90 basis points for the sixteen weeks ended April 22, 2018 as compared to the same period in 2017, primarily driven by higher prices for steak fries and ground beef.
Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2018	April 16, 2017	Percent Change
Labor	$143,015	$145,519	(1.7)%
As a percent of restaurant revenue	34.5%	35.2%	(0.7)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 22, 2018, labor as a percentage of restaurant revenue decreased 70 basis points compared to the same period in 2017. The decrease was primarily driven by labor model changes, partially offset by increases in minimum wage rates in certain jurisdictions and restaurant manager bonuses.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2018	April 16, 2017	Percent Change
Other operating	$55,025	$52,064	5.7%
As a percent of restaurant revenue	13.3%	12.6%	0.7%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the sixteen weeks ended April 22, 2018, other operating costs as a percentage of restaurant revenue increased 70 basis points as compared to the same period in 2017, primarily due to higher costs of restaurant supplies, restaurant technology, and third-party delivery fees, partially offset by a decrease in equipment repairs and maintenance.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2018	April 16, 2017	Percent Change
Occupancy	$35,010	$33,119	5.7%
As a percent of restaurant revenue	8.4%	8.0%	0.4%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the sixteen weeks ended April 22, 2018, occupancy costs as a percentage of restaurant revenue increased 40 basis points over the prior year, primarily due to an increase in real estate taxes and sales deleverage. Our fixed rents for the sixteen weeks ended April 22, 2018 and April 16, 2017 were $23.5 million and $22.5 million, an increase of $1.0 million due to 15 net additional locations opened since first quarter 2017.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2018	April 16, 2017	Percent Change
Depreciation and amortization	$29,193	$28,044	4.1%
As a percent of total revenues	6.9%	6.7%	0.2%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen weeks ended April 22, 2018, depreciation and amortization expense increased $1.1 million or 4.1% over the prior year. The increase was primarily related to new restaurants opened since first quarter 2017 and new restaurant technology implemented beginning in third quarter 2017.
Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2018	April 16, 2017	Percent Change
Selling, general, and administrative	$46,318	$47,963	(3.4)%
As a percent of total revenues	11.0%	11.4%	(0.4)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the sixteen weeks ended April 22, 2018 decreased $1.6 million or 3.4% as compared to the same period in 2017. The decrease was primarily due to decreases in salaries related to restructuring in first quarter 2018 and project costs related to our off-premise dining initiatives, partially offset by an increase in local marketing costs.
Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 22, 2018	April 16, 2017	Percent Change
Pre-opening costs	$1,137	$1,855	(38.7)%
As a percent of total revenues	0.3%	0.4%	(0.1)%
Pre-opening costs, which are expensed as incurred, comprise the costs of labor, hiring, and training the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training teams; the cost of food and beverages used in training; licenses and marketing; supply costs; and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters.
Pre-opening costs decreased $0.7 million for the sixteen weeks ended April 22, 2018, primarily due to fewer restaurant openings during the sixteen weeks ended April 22, 2018 as compared to the same period in 2017.
Interest Expense, Net and Other
Interest expense, net and other was $3.4 million for the sixteen weeks ended April 22, 2018, an increase of $0.4 million, or 14.2%, from the same period in 2017. The increase was primarily related to recognizing a loss on the Company’s deferred compensation plan assets during first quarter 2018 compared to a gain in the same period a year ago. Our weighted average interest rate was 4.1% for the sixteen weeks ended April 22, 2018, as compared to 3.2% for the sixteen weeks ended April 16, 2017.
Provision for Income Taxes
The effective tax rate for the sixteen weeks ended April 22, 2018 was a 21.2% benefit, compared to 20.1% expense for the sixteen weeks ended April 16, 2017. The change in the effective tax rate is primarily due to the decrease in income as well as the decrease in the federal statutory rate from 35% to 21% in the first quarter of 2018 compared to the same period a year ago.
.

Liquidity and Capital Resources
Cash and cash equivalents increased $6.0 million to $23.7 million at April 22, 2018, from $17.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to pay down debt, maintain existing restaurants and infrastructure, develop new restaurants, and execute our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 22, 2018	April 16, 2017
Net cash provided by operating activities	$57,045	$69,955
Net cash used in investing activities	(15,759)	(24,435)
Net cash used in financing activities	(34,888)	(35,115)
Effect of exchange rate changes on cash	(439)	102
Net change in cash and cash equivalents	$5,959	$10,507
Operating Cash Flows
Net cash flows provided by operating activities decreased $12.9 million to $57.0 million for the sixteen weeks ended April 22, 2018. The decrease was primarily driven by a $11.3 million increase in payments to vendors, a $5.0 million decrease in cash generated from restaurant operations, a $4.7 million increase in bonus payout, and a $2.2 million increase in reorganization costs, partially offset by a $5.4 million returned vendor deposit and $3.8 million in additional receipts from gift cards and miscellaneous receivables.
Investing Cash Flows
Net cash flows used in investing activities decreased $8.7 million to $15.8 million for the sixteen weeks ended April 22, 2018, as compared to $24.4 million for the same period in 2017. The decrease is primarily due to decreased investment in new restaurant openings and restaurant remodels.
The following table lists the components of our capital expenditures, net of currency translation effect, for the sixteen weeks ended April 22, 2018 (in thousands):

Sixteen Weeks Ended April 22, 2018
Investment in technology infrastructure	$6,018
New restaurants	5,944
Restaurant maintenance capital and other	3,912
Total capital expenditures	$15,874
Financing Cash Flows
Cash used in financing activities decreased $0.2 million to $34.9 million for the sixteen weeks ended April 22, 2018, as compared to the same period in 2017. The decrease primarily resulted from a $0.7 million decrease in debt issuance costs and a $0.5 million decrease in net borrowings, offset by a $0.9 million decrease in net cash proceeds received from the exercise of employee stock options and purchase plan.
Credit Facility
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion. Upon termination of the Amendment, the terms of the Credit Facility executed on June 30, 2016 remain effective. As of April 22, 2018, the Company’s lease adjusted leverage ratio was 3.96x.

The Credit Facility matures on June 30, 2021. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our Credit Facility. Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheet. As of April 22, 2018, the Company had outstanding borrowings under the Credit Facility of $230.5 million, in addition to amounts issued under letters of credit of $7.5 million, which reduce the amount available under the New Credit Facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of April 22, 2018, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $35.2 million to $242.1 million at April 22, 2018, from $277.3 million at December 31, 2017, primarily due to net repayments of $35.0 million on the Credit Facility during the sixteen weeks ended April 22, 2018.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation along with food cost inflation due primarily to potatoes and ground beef had a negative impact on our financial condition and results of operations during the sixteen weeks ended April 22, 2018. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor and commodity costs for the remainder of 2018.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our financial performance; our marketing strategy and promotions; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our Credit Facility and about the sufficiency of future cash flows to satisfy any working capital deficit and planned capital expenditures; the anticipated effects of inflation on labor and commodity costs for 2018; and the effect of the adoption of new accounting standards on our financial and accounting systems.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives; the ability to fulfill planned expansion; the effectiveness of our marketing campaigns; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of consumer awareness of our brand in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; our ability to attract qualified managers and team members; changes in the availability under our Credit Facility or other access to capital; minimum wage increases; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 27, 2018.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 22, 2018, we had $230.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.3 million on an annualized basis.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    Legal Proceedings
For a description of our legal proceedings, see Note 7, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this report.

ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 27, 2018. There have been no material changes to our Risk Factors disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 22, 2018, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On February 11, 2016, the Company’s board of directors re-authorized the Company’s share repurchase program and approved the repurchase of up to a total of $100 million of the Company’s common stock. The share repurchase authorization became effective on February 11, 2016, and will terminate upon completing repurchases of $100 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time.
The Company did not repurchase any of its common stock during the sixteen weeks ended April 22, 2018. Since February 11, 2016, the Company has purchased 940,034 shares for a total of $46.1 million. The current repurchase program had a remaining authorized purchase limit of $53.9 million as of April 22, 2018.

ITEM 6.    Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 22, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 22, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the sixteen weeks ended April 22, 2018 and April 16, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the sixteen weeks ended April 22, 2018 and April 16, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 22, 2018 and April 16, 2017; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 24, 2018	By:	/s/ Guy J. Constant
(Date)		Guy J. Constant (Chief Financial Officer)