Form 10-Q
period 2018-07-15
RED ROBIN GOURMET BURGERS INC
filed 2018-08-22
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 15, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 21, 2018
Common Stock, $0.001 par value per share	12,996,527

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	July 15, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$21,896	$17,714
Accounts receivable, net	13,992	26,499
Inventories	29,294	29,553
Prepaid expenses and other current assets	17,798	31,038
Total current assets	82,980	104,804
Property and equipment, net	607,305	638,151
Goodwill	96,315	96,979
Intangible assets, net	36,627	38,273
Other assets, net	39,218	32,408
Total assets	$862,445	$910,615
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$33,691	$35,347
Accrued payroll and payroll-related liabilities	37,665	32,777
Unearned revenue	40,627	55,915
Accrued liabilities and other	39,850	36,300
Total current liabilities	151,833	160,339
Deferred rent	76,930	74,980
Long-term debt	221,375	266,375
Long-term portion of capital lease obligations	9,804	10,197
Other non-current liabilities	10,685	11,289
Total liabilities	470,627	523,180
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 13,003 and 12,954 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,848 and 4,897 shares, at cost	(200,482)	(202,485)
Paid-in capital	211,352	210,708
Accumulated other comprehensive loss, net of tax	(4,336)	(3,566)
Retained earnings	385,266	382,760
Total stockholders’ equity	391,818	387,435
Total liabilities and stockholders’ equity	$862,445	$910,615
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017	July 15, 2018	July 9, 2017
Revenues:
Restaurant revenue	$310,392	$312,351	$725,094	$725,802
Franchise and other revenues	4,996	4,959	11,813	12,138
Total revenues	315,388	317,310	736,907	737,940
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	74,874	73,903	173,389	168,510
Labor	106,476	108,422	249,491	253,941
Other operating	42,668	40,057	97,693	92,121
Occupancy	26,460	25,140	61,470	58,259
Depreciation and amortization	22,323	21,173	51,516	49,217
Selling, general, and administrative expenses	35,617	36,288	81,935	84,252
Pre-opening costs	569	1,377	1,706	3,232
Other charges	10,615	1,584	16,902	1,584
Total costs and expenses	319,602	307,944	734,102	711,116

Income (loss) from operations	(4,214)	9,366	2,805	26,824
Other expense:
Interest expense, net and other	2,385	2,453	5,792	5,437
(Loss) income before income taxes	(6,599)	6,913	(2,987)	21,387
(Benefit) provision for income taxes	(4,725)	(18)	(5,493)	2,889
Net income (loss)	$(1,874)	$6,931	$2,506	$18,498
Earnings (loss) per share:
Basic	$(0.14)	$0.54	$0.19	$1.44
Diluted	$(0.14)	$0.53	$0.19	$1.43
Weighted average shares outstanding:
Basic	12,982	12,896	12,979	12,872
Diluted	12,982	13,008	13,080	12,971
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017	July 15, 2018	July 9, 2017
Net income (loss)	$(1,874)	$6,931	$2,506	$18,498
Foreign currency translation adjustment	(497)	755	(770)	967
Other comprehensive (loss) income, net of tax	(497)	755	(770)	967
Total comprehensive income (loss)	$(2,371)	$7,686	$1,736	$19,465
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017
Cash flows from operating activities:
Net income	$2,506	$18,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,516	49,217
Other charges - asset impairment and unpaid other charges	14,537	1,584
(Benefit) provision for deferred income taxes	(7,766)	1,805
Stock-based compensation expense	2,356	2,487
Other, net	(964)	(1,944)
Changes in operating assets and liabilities:
Accounts receivable	14,070	12,126
Prepaid expenses and other current assets	13,744	4,602
Trade accounts payable and accrued liabilities	77	23,039
Unearned revenue	(13,591)	(9,280)
Other operating assets and liabilities, net	535	2,591
Net cash provided by operating activities	77,020	104,725
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(27,319)	(41,847)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	115	113
Net cash used in investing activities	(27,204)	(41,734)
Cash flows from financing activities:
Borrowings of long-term debt	160,500	85,250
Payments of long-term debt and capital leases	(205,870)	(141,826)
Debt issuance costs	—	(664)
Proceeds from exercise of stock options and employee stock purchase plan	732	2,588
Net cash used in financing activities	(44,638)	(54,652)
Effect of exchange rate changes on cash	(996)	108
Net change in cash and cash equivalents	4,182	8,447
Cash and cash equivalents, beginning of period	17,714	11,732
Cash and cash equivalents, end of period	$21,896	$20,179

Supplemental disclosure of cash flow information
Income taxes paid	$991	$2,205
Interest paid, net of amounts capitalized	$5,411	$5,699
Change in construction related payables	$2,127	$1,847
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of July 15, 2018, the Company owned and operated 484 restaurants located in 44 states and two Canadian provinces. The Company also had 88 franchised full-service restaurants in 16 states as of July 15, 2018. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended July 15, 2018 is referred to as second quarter 2018, or the twelve weeks ended July 15, 2018; the first quarter ended April 22, 2018 is referred to as first quarter 2018; and together, the first and second quarters of 2018 are referred to as the twenty-eight weeks ended July 15, 2018. The quarter ended July 9, 2017 is referred to as second quarter 2017, or the twelve weeks ended July 9, 2017; the first quarter ended April 16, 2017 is referred to as first quarter 2017, or the sixteen weeks ended April 16, 2017; and together, the first and second quarters of 2017 are referred to as the twenty-eight weeks ended July 9, 2017. The Company’s fiscal year 2018 comprises 52 weeks and will end on December 30, 2018.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the twelve weeks ended July 9, 2017, the Company reclassified local marketing costs of $2.7 million from Other operating to Selling, general, and administrative expenses on the condensed consolidated statements of operations. For the twenty-eight weeks ended July 9, 2017, the Company reclassified local marketing costs of $5.3 million. Management believes this presentation better reflects marketing expenses subject to corporate, rather than restaurant-level, decision making.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-02, Leases (“Topic 842”). This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method with the option of applying the guidance either retrospectively to each prior comparative reporting period presented or retrospectively at the beginning of the period of adoption. Early adoption is permitted. The Company will adopt this guidance beginning with its fiscal first quarter 2019 and will apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We will elect to apply the practical expedients that do not require us to reassess existing contracts for embedded leases or to reassess lease classification or initial direct costs. The Company selected and began implementing a new lease management system during 2017. Once the transition to the new system is completed in 2018, this software will enable us to quantify the full impact Topic 842 will have on our consolidated financial statements. We expect adoption of Topic 842 will result in a significant increase in the assets and liabilities on our consolidated balance sheet.
2. Revenue
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
Impacts on Financial Statements
The following table summarizes the impact of Topic 606 adoption on previously reported results on the Company’s consolidated statements of operations (in thousands):

	Twelve Weeks Ended July 9, 2017			Twenty-eight Weeks Ended July 9, 2017
	As previously reported	Adjustments	As adjusted	As previously reported	Adjustments	As adjusted
Franchise and other revenue	$3,420	$1,539	$4,959	$8,526	$3,612	$12,138
Selling, general, and administrative expenses(1)	34,749	1,539	36,288	80,640	3,612	84,252
_____________________________
(1) Selling, general, and administrative expenses were previously reported as $32.1 million prior to the reclassification of $2.7 million of local marketing costs for second quarter 2017. Selling, general, and administrative expenses were previously reported as $75.4 million prior to the reclassification of $5.3 million for twenty-eight weeks ended July 9, 2017. See “Reclassifications” under Note 1, Basis of Presentation and Recent Accounting Pronouncements.
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
Franchise revenue
Revenues we receive from our franchise arrangements include sales-based royalties and advertising fund contributions, area development fees, and franchise fees. Red Robin franchisees are required to remit 4.0% of their revenues as royalties to the Company and contribute 3.0% of revenues to two national media advertising funds. The Company recognizes these sales-based royalties and advertising fund contributions as the underlying franchisee sales occur.
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
Other revenue
Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption.
Other revenue also consists of miscellaneous revenues considered insignificant to the Company’s business.
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017	July 15, 2018	July 9, 2017
Restaurant revenue	$310,392	$312,351	$725,094	$725,802
Franchise revenue	4,006	4,115	9,449	9,651
Other revenue	990	844	2,364	2,487
Total revenues	$315,388	$317,310	$736,907	$737,940
Contract liabilities
Unearned gift card revenue at July 15, 2018 and December 31, 2017 was $30.4 million and $45.4 million. Deferred loyalty revenue, which was also included in Unearned revenue in the accompanying condensed consolidated balance sheets, was $10.2 million and $10.6 million at July 15, 2018 and December 31, 2017.
Revenue recognized in the condensed consolidated statements of operations for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017
Gift card revenue	$16,269	$16,267

3. Goodwill and Intangible Assets
The following table presents goodwill as of July 15, 2018 and December 31, 2017 (in thousands):

Balance, December 31, 2017	$96,979
Foreign currency translation adjustment	(664)
Balance, July 15, 2018	$96,315
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.
The following table presents intangible assets as of July 15, 2018 and December 31, 2017 (in thousands):

	July 15, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$54,422	$(31,557)	$22,865	$54,447	$(29,685)	$24,762
Favorable leases	13,001	(7,832)	5,169	13,001	(7,459)	5,542
Liquor licenses and other	10,848	(9,714)	1,134	10,148	(9,667)	481
	$78,271	$(49,103)	$29,168	$77,596	$(46,811)	$30,785
Indefinite-lived intangible assets:
Liquor licenses and other	$7,459	$—	$7,459	$7,488	$—	$7,488
Intangible assets, net	$85,730	$(49,103)	$36,627	$85,084	$(46,811)	$38,273
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
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017	July 15, 2018	July 9, 2017
Basic weighted average shares outstanding	12,982	12,896	12,979	12,872
Dilutive effect of stock options and awards	—	112	101	99
Diluted weighted average shares outstanding	12,982	13,008	13,080	12,971

Awards excluded due to anti-dilutive effect on diluted earnings per share	344	169	298	317

5. Other Charges
Other charges consist of the following (in thousands):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017	July 15, 2018	July 9, 2017
Asset impairment	$9,643	$1,584	$9,643	$1,584
Litigation contingencies	—	—	4,000	—
Spiral menu disposal	506	—	506	—
Reorganization costs	466	—	2,753	—
Other charges	$10,615	$1,584	$16,902	$1,584
In second quarter 2018, the Company determined eight Company-owned restaurants were impaired and recognized a non-cash impairment charge of $9.6 million. In the second quarter of 2017, the Company determined five Company-owned restaurants were impaired and recognized a non-cash impairment charge of $1.6 million. The Company recognized the impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows.
6. Borrowings
Borrowings as of July 15, 2018 and December 31, 2017 are summarized below (in thousands):

	July 15, 2018	December 31, 2017
Revolving credit facility and other long-term debt	$221,375	$266,375
Capital lease obligations	10,567	10,938
Total debt	231,942	277,313
Less: Current portion	(763)	(741)
Long-term debt	$231,179	$276,572
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
The Credit Facility matures on June 30, 2021. As of July 15, 2018, the Company had outstanding borrowings under the Credit Facility of $220.5 million, in addition to amounts issued under letters of credit of $7.6 million, which reduced the amount available under the facility but were not recorded as debt. As of December 31, 2017, the Company had outstanding borrowings under the Credit Facility of $265.5 million, in addition to amounts issued under letters of credit of $7.6 million.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $2.0 million and $2.4 million as of July 15, 2018 and December 31, 2017.
7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.

The following tables present the Company’s assets measured at fair value on a recurring basis as of July 15, 2018 and December 31, 2017 (in thousands):

	July 15, 2018	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,774	$8,774	$—	$—
Total assets measured at fair value	$8,774	$8,774	$—	$—

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,292	$9,292	$—	$—
Total assets measured at fair value	$9,292	$9,292	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of July 15, 2018 and December 31, 2017, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 5, Other Charges, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
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
The following table presents the carrying value and estimated fair value of the Company’s capital lease obligations as of July 15, 2018 and December 31, 2017 (in thousands):

	July 15, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Capital lease obligations	$10,567	$10,879	$10,938	$11,563
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
During the twenty-eight weeks ended July 15, 2018, the Company recorded $4.0 million of litigation contingencies for employment-related claims. Refer to Note 5, Other Charges.
9. Subsequent Events
On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2018 and 2017 refer to the twelve and twenty-eight week periods ending July 15, 2018 and July 9, 2017, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 572 locations in North America. As of July 15, 2018, the Company operated 484 Company-owned restaurants located in 44 states and two Canadian provinces. The Company also had 88 franchised full-service restaurants in 16 states as of July 15, 2018. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks ended July 15, 2018:

•	Financial performance.

◦
Restaurant revenue decreased $2.0 million, or 0.6%, to $310.4 million for the twelve weeks ended July 15, 2018, as compared to the twelve weeks ended July 9, 2017, primarily due to a $7.9 million, or 2.6%, decrease in comparable restaurant revenue and a $1.0 million decrease from closed restaurants, partially offset by a $6.6 million increase in revenue from newly opened restaurants and a $0.3 million favorable foreign currency exchange impact. Restaurant revenue decreased $0.7 million, or 0.1% to $725.1 million for the twenty-eight weeks ended July 15, 2018, as compared to the twenty-eight weeks ended July 9, 2017, primarily due to a $11.7 million, or 1.7% decrease in comparable restaurant revenue and a $2.3 million decrease from closed restaurants, partially offset by a $12.4 million increase in revenue from newly opened restaurants and a $0.9 million favorable foreign currency exchange impact. For the full year 2018, we expect total revenues to range from $1.350 billion to $1.365 billion, including a comparable restaurant revenue decrease of 1.0% to 2.0%.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 150 basis points to 80.7% for the twelve weeks ended July 15, 2018, as compared to 79.2% for the twelve weeks ended July 9, 2017. For the twenty-eight weeks ended July 15, 2018, restaurant operating costs, as a percentage of revenue, increased 140 basis points to 80.3%, as compared to 78.9% for the same period in 2017. The increases were due to higher food and beverage costs, other operating costs, and occupancy costs, as a percentage of restaurant revenue, offset by a decrease in labor costs as a percentage of restaurant revenue.

◦
Net loss was $1.9 million for the twelve weeks ended July 15, 2018 compared to $6.9 million net income for the twelve weeks ended July 9, 2017. Diluted loss per share was $0.14 for the twelve weeks ended July 15, 2018, as compared to diluted earnings per share of $0.53 for the twelve weeks ended July 9, 2017. Excluding the impact of $0.54 per diluted share for asset impairment, $0.03 per diluted share for reorganization costs, and $0.03 per diluted share for the disposal of spiral menus, net income per diluted share for the twelve weeks ended July 15, 2018 was $0.46. Excluding the impact of $0.08 per diluted share for asset impairment, net income per diluted share for the twelve weeks ended July 9, 2017 was $0.61. Net income was $2.5 million for the twenty-eight weeks ended July 15, 2018 compared to $18.5 million for the twenty-eight weeks ended July 9, 2017. Diluted earnings per share was $0.19 for the twenty-eight weeks ended July 15, 2018, as compared to diluted earnings per share of $1.43 for the same period in 2017. Excluding the impact of $0.54 per diluted share for asset impairment, $0.23 per diluted share for litigation contingencies, $0.16 per diluted share for reorganization costs, and $0.03 per diluted share for the disposal of spiral menus, net income per diluted share for the twenty-eight weeks ended July 15, 2018 was $1.15. Excluding the impact of $0.07 per diluted share for asset impairment, net income per diluted share for the twenty-eight weeks ended July 9, 2017 was $1.50. For the full year 2018, we expect earnings per diluted share to range from $1.80 to $2.20.

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

•
Restaurant Development. During the twelve weeks ended July 15, 2018, we opened two Red Robin restaurants. Our franchisees opened one Red Robin restaurant during second quarter 2018. The Company plans to open two Red Robin restaurants and our franchisees plan to open two Red Robin restaurants during the remainder of 2018.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017	July 15, 2018	July 9, 2017
Company-owned:
Beginning of period	484	469	480	465
Opened during the period	2	3	6	9
Acquired from franchisees	—	—	—	—
Closed during the period	(2)	—	(2)	(2)
End of period	484	472	484	472
Franchised:
Beginning of period	87	87	86	86
Opened during the period	1	—	2	1
Sold or closed during the period	—	(1)	—	(1)
End of period	88	86	88	86
Total number of restaurants	572	558	572	558

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

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017	July 15, 2018	July 9, 2017
Revenues:
Restaurant revenue	98.4%	98.4%	98.4%	98.4%
Franchise royalties, fees, and other revenues	1.6	1.6	1.6	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.1	23.7	23.9	23.2
Labor	34.3	34.7	34.4	35.0
Other operating	13.7	12.8	13.5	12.7
Occupancy	8.5	8.0	8.5	8.0
Total restaurant operating costs	80.7	79.2	80.3	78.9
Depreciation and amortization	7.1	6.7	7.0	6.7
Selling, general, and administrative	11.3	11.4	11.1	11.5
Pre-opening costs	0.2	0.4	0.2	0.4
Other charges	3.4	0.5	2.3	0.2
Income (loss) from operations	(1.3)	3.0	0.4	3.6

Interest expense, net and other	0.8	0.8	0.8	0.7
(Loss) income before income taxes	(2.1)	2.2	(0.4)	2.9
(Benefit) provision for income taxes	(1.5)	—	(0.7)	0.4
Net income (loss)	(0.6)%	2.2%	0.3%	2.5%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(Revenues in thousands)	July 15, 2018	July 9, 2017	Percent Change	July 15, 2018	July 9, 2017	Percent Change
Restaurant revenue	$310,392	$312,351	(0.6)%	$725,094	$725,802	(0.1)%
Franchise and other revenue	4,996	4,959	0.7%	11,813	12,138	(2.7)%
Total revenues	$315,388	$317,310	(0.6)%	$736,907	$737,940	(0.1)%
Average weekly sales volumes in Company-owned restaurants(1)	$53,341	$55,288	(3.5)%	$53,548	$55,403	(3.3)%
Total operating weeks	5,819	5,655	2.9%	13,541	13,117	3.2%
Restaurant revenue per square foot	$104	$106	(1.9)%	$243	$247	(1.6)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the twelve and twenty-eight weeks ended July 9, 2017 for Company-owned restaurants was $55,234 and $55,333. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the twelve weeks ended July 15, 2018, which comprises primarily food and beverage sales, decreased $2.0 million, or 0.6%, as compared to second quarter 2017. The decrease was due to a $7.9 million, or 2.6% decrease in comparable restaurant revenue and a $1.0 million decrease from closed restaurants, offset by a $6.6 million increase in revenue from newly opened restaurants and a $0.3 million favorable foreign currency exchange impact. The comparable restaurant revenue decrease was driven by a 1.9% decrease in average guest check and a 0.7% decrease in guest counts. The decrease in average guest check resulted from a 2.4% decrease in menu mix offset by a 0.5% increase in pricing. The decrease in menu mix is the result of our differentiated strategy to drive traffic growth through everyday affordability. Although our comparable restaurant guest counts are down 0.7%, we outperformed the casual dining sector by 160 basis points in the second quarter of 2018, as measured by Black Box Intelligence. We are focusing on opportunities to improve our service execution, which we believe will drive increased guest counts and comparable restaurant revenue increases.
Restaurant revenue for the twenty-eight weeks ended July 15, 2018 decreased $0.7 million, or 0.1% as compared to the same period in 2017. The decrease was due to a $11.7 million, or 1.7% decrease in comparable sales and a $2.3 million decrease from closed restaurants, offset by a $12.4 million increase in revenue from newly opened restaurants and a $0.9 million favorable foreign currency exchange impact. The comparable restaurant revenue decrease was driven by a 1.5% decrease in average guest check and a 0.2% decrease in guest counts. The decrease in average guest check resulted from a 2.3% decrease in menu mix offset by a 0.8% increase in pricing.
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
Franchise and other revenue remained flat for the twelve weeks ended July 15, 2018 compared to the twelve weeks ended July 9, 2017 and decreased $0.3 million for the twenty-eight weeks ended July 15, 2018 compared to the twenty-eight weeks ended July 9, 2017, primarily due to a decrease in gift card breakage. Our franchisees reported a comparable restaurant revenue increase of 1.2% for the twelve weeks ended July 15, 2018 compared to the twelve weeks ended July 9, 2017 and an increase of 0.2% for the twenty-eight weeks ended July 15, 2018 compared to the twenty-eight weeks ended July 9, 2017.
Cost of Sales

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2018	July 9, 2017	Percent Change	July 15, 2018	July 9, 2017	Percent Change
Cost of sales	$74,874	$73,903	1.3%	$173,389	$168,510	2.9%
As a percent of restaurant revenue	24.1%	23.7%	0.4%	23.9%	23.2%	0.7%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 40 basis points for the twelve weeks ended July 15, 2018 as compared to the same period in 2017. For the twenty-eight weeks ended July 15, 2018, cost of sales as a percentage of revenue increased 70 basis points as compared to the twenty-eight weeks ended July 9, 2017. The increases were mainly driven by the higher tavern mix and lower non-alcoholic beverage mix, and the higher cost of steak fries.
Labor

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2018	July 9, 2017	Percent Change	July 15, 2018	July 9, 2017	Percent Change
Labor	$106,476	$108,422	(1.8)%	$249,491	$253,941	(1.8)%
As a percent of restaurant revenue	34.3%	34.7%	(0.4)%	34.4%	35.0%	(0.6)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 15, 2018, labor as a percentage of restaurant revenue decreased 40 basis points compared to the same period in 2017. For the twenty-eight weeks ended July 15, 2018, labor as a percentage of restaurant revenue decreased 60 basis points compared to the same period in 2017. The decreases were primarily driven by labor model changes, partially offset by increases in minimum wage rates in certain jurisdictions and management salaries.
Other Operating

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2018	July 9, 2017	Percent Change	July 15, 2018	July 9, 2017	Percent Change
Other operating	$42,668	$40,057	6.5%	$97,693	$92,121	6.0%
As a percent of restaurant revenue	13.7%	12.8%	0.9%	13.5%	12.7%	0.8%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended July 15, 2018, other operating costs as a percentage of restaurant revenue increased 90 basis points as compared to the same period in 2017. For the twenty-eight weeks ended July 15, 2018, other operating costs as a percentage of revenue increased 80 basis points. The increases were primarily due to higher costs of restaurant supplies, restaurant technology, third-party delivery fees, partially offset by a decrease in janitorial costs.
Occupancy

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2018	July 9, 2017	Percent Change	July 15, 2018	July 9, 2017	Percent Change
Occupancy	$26,460	$25,140	5.3%	$61,470	$58,259	5.5%
As a percent of restaurant revenue	8.5%	8.0%	0.5%	8.5%	8.0%	0.5%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve and twenty-eight weeks ended July 15, 2018, occupancy costs as a percentage of restaurant revenue increased 50 basis points over the prior year. The increases were primarily driven by an increase in fixed rents, property taxes, and general liability insurance costs. Our fixed rents for the twelve weeks ended July 15, 2018 and July 9, 2017 were $17.7 million and $17.2 million, an increase of $0.5 million due to 14 net additional locations opened since second quarter 2017. Our fixed rents for the twenty-eight weeks ended July 15, 2018 and July 9, 2017 were $41.2 million and $39.7 million, an increase of $1.5 million due to 21 net additional locations opened since the fourth quarter of 2016.
Depreciation and Amortization

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2018	July 9, 2017	Percent Change	July 15, 2018	July 9, 2017	Percent Change
Depreciation and amortization	$22,323	$21,173	5.4%	$51,516	$49,217	4.7%
As a percent of total revenues	7.1%	6.7%	0.4%	7.0%	6.7%	0.3%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended July 15, 2018, depreciation and amortization expense increased $1.2 million or 5.4% over the prior year. For the twenty-eight weeks ended July 15, 2018, depreciation and amortization expense increased $2.3 million or 4.7% over the prior year. The increases were primarily related to new restaurants opened since second quarter 2017 and new restaurant technology implemented beginning in third quarter 2017.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2018	July 9, 2017	Percent Change	July 15, 2018	July 9, 2017	Percent Change
Selling, general, and administrative	$35,617	$36,288	(1.8)%	$81,935	$84,252	(2.8)%
As a percent of total revenues	11.3%	11.4%	(0.1)%	11.1%	11.5%	(0.4)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended July 15, 2018 decreased $0.7 million or 1.8% as compared to the same period in 2017. The decrease was primarily due to decreases in incentive compensation, corporate marketing, and salaries related to the reorganization in first quarter 2018. For the twenty-eight weeks ended July 15, 2018, selling, general, and administrative costs decreased $2.3 million or 2.8%. The decrease was primarily due to decreases in incentive compensation, professional services, corporate marketing, and salaries related to the reorganization in first quarter 2018, offset by an increase in local marketing costs.
Pre-opening Costs

	Twelve Weeks Ended			Twenty-eight Weeks Ended
(In thousands, except percentages)	July 15, 2018	July 9, 2017	Percent Change	July 15, 2018	July 9, 2017	Percent Change
Pre-opening costs	$569	$1,377	(58.7)%	$1,706	$3,232	(47.2)%
As a percent of total revenues	0.2%	0.4%	(0.2)%	0.2%	0.4%	(0.2)%
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
Pre-opening costs decreased $0.8 million for the twelve weeks ended July 15, 2018, and decreased $1.5 million for the twenty-eight weeks ended July 15, 2018. The decreases were primarily due to fewer restaurant openings during the twelve and twenty-eight week periods ended July 15, 2018 as compared to the same periods in 2017.
Interest Expense, Net and Other
Interest expense, net and other was $2.4 million for the twelve weeks ended July 15, 2018, a decrease of $0.1 million, or 2.8%, from the same period in 2017. Interest expense, net and other was $5.8 million for the twenty-eight weeks ended July 15, 2018, an increase of $0.4 million, or 6.5% from the same period in 2017. The increase was primarily related to recognizing a loss on the Company’s deferred compensation plan assets during first quarter 2018 compared to a gain in the same period a year ago. Our weighted average interest rate was 4.5% and 4.3% for the twelve and twenty-eight weeks ended July 15, 2018, as compared to 3.7% and 3.4% for the twelve weeks and twenty-eight weeks ended July 9, 2017.
Provision for Income Taxes
The effective tax rate for the twelve weeks ended July 15, 2018 was a 71.6% benefit, compared to a 0.3% benefit for the twelve weeks ended July 9, 2017. The effective tax rate for the twenty-eight weeks ended July 15, 2018 and July 9, 2017 was a 183.9% benefit and a 13.5% expense. The change in both the twelve and twenty-eight week effective tax rates are primarily due to the decrease in income as well as the decrease in the federal statutory rate from 35% to 21% in the first quarter of 2018 compared to the same period a year ago.

Liquidity and Capital Resources
Cash and cash equivalents increased $4.2 million to $21.9 million at July 15, 2018, from $17.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to pay down debt, maintain existing restaurants and infrastructure, repurchase our common stock, develop new restaurants, and execute our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-eight Weeks Ended
	July 15, 2018	July 9, 2017
Net cash provided by operating activities	$77,020	$104,725
Net cash used in investing activities	(27,204)	(41,734)
Net cash used in financing activities	(44,638)	(54,652)
Effect of exchange rate changes on cash	(996)	108
Net change in cash and cash equivalents	$4,182	$8,447
Operating Cash Flows
Net cash flows provided by operating activities decreased $27.7 million to $77.0 million for the twenty-eight weeks ended July 15, 2018. The decrease was primarily driven by a $14.6 million increase in payments to vendors, a $9.9 million decrease in cash generated from restaurant operations, a $8.2 million increase in bonus payout, and a $2.0 million increase in reorganization costs, partially offset by a $5.4 million returned vendor deposit and $2.1 million in additional receipts from gift cards and miscellaneous receivables.
Investing Cash Flows
Net cash flows used in investing activities decreased $14.5 million to $27.2 million for the twenty-eight weeks ended July 15, 2018, as compared to $41.7 million for the same period in 2017. The decrease is primarily due to decreased investment in new restaurant openings and restaurant remodels.
The following table lists the components of our capital expenditures, net of currency translation effect, for the twelve weeks ended July 15, 2018 (in thousands):

Twenty-eight Weeks Ended July 15, 2018
Restaurant maintenance capital and other	$11,987
New restaurants	8,006
Investment in technology infrastructure and other	7,326
Total capital expenditures	$27,319
Financing Cash Flows
Cash used in financing activities decreased $10.0 million to $44.6 million for the twenty-eight weeks ended July 15, 2018, as compared to the same period in 2017. The decrease primarily resulted from a $11.2 million decrease in net repayments made on long-term debt and a $0.7 million decrease in debt issuance costs offset by a $1.9 million decrease in net cash proceeds received from the exercise of employee stock options and purchase plan.
Credit Facility
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments. The Amendment is effective through October 7, 2018 and is cancelable at the Company’s discretion. Upon termination of the Amendment, the terms of the Credit Facility executed on June 30, 2016 remain effective. As of July 15, 2018, the Company’s lease adjusted leverage ratio was 3.94x.
The Credit Facility matures on June 30, 2021. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our Credit Facility. Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheet. As of July 15, 2018, the Company had outstanding borrowings under the Credit Facility of $220.5 million, in addition to amounts issued under letters of credit of $7.6 million, which reduce the amount available under the Credit Facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of July 15, 2018, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $45.4 million to $231.9 million at July 15, 2018, from $277.3 million at December 31, 2017, primarily due to net repayments of $45.0 million on the Credit Facility during the twenty-eight weeks ended July 15, 2018.
Share Repurchase. On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company’s discretion and the Company is not obligated to acquire any particular amount of common stock.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation along with food cost inflation due primarily to potatoes and ground beef had a negative impact on our financial condition and results of operations during the twenty-eight weeks ended July 15, 2018. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor costs for the remainder of 2018.
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
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our financial performance, including anticipated revenues, earnings and outlook, and comparable restaurant revenue; our marketing strategy and promotions; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our Credit Facility and about the sufficiency of future cash flows to satisfy any working capital deficit and planned capital expenditures; the anticipated effects of inflation on labor and commodity costs for 2018; and the effect of the adoption of new accounting standards on our financial and accounting systems.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives, including the effectiveness of our affordability, service improvement and off-site initiatives; the ability to fulfill planned expansion; the effectiveness of our marketing campaigns; uncertainty regarding general economic conditions and economic recovery; concentration of restaurants in certain markets and lack of consumer awareness of our brand in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; limitations on the Company's ability to execute stock repurchases due to lack of available share or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability under our Credit Facility or other access to capital; minimum wage increases; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, including relating fluctuations in our stock price, and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 27, 2018.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of July 15, 2018, we had $220.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.2 million on an annualized basis.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 15, 2018, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock.. The increased share repurchase authorization became effective on August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time.
The Company did not repurchase any of its common stock during the twelve weeks ended July 15, 2018. Since February 11, 2016, when the share repurchase program was originally authorized, the Company has purchased 940,034 shares for a total of $46.1 million. Prior to the increase in the share repurchase authorization, the program had a remaining authorized purchase limit of $53.9 million as of July 15, 2018 and on August 9, 2018.

ITEM 5.    Other Information
In accordance with applicable SEC rules, the foregoing is intended to satisfy the Company’s Item 5.02(e) Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.
On August 20, 2018, the Company entered into amendments to the employment agreements (the “Amended Employment Agreements”) with each of the Company’s named executive officers to remove the change in control benefit provided in each such agreement. Upon the effective date of the Employment Agreement Amendments, each named executive officer entered into a participation agreement and became a participant in the Company’s Executive Change in Control Severance Plan (the “Executive CIC Severance Plan”), which is described further below. For each of the named executive officers, eligibility to participate in the Executive CIC Severance Plan was conditioned upon entering into his or her respective Amended Employment Agreements to remove the change in control benefit.
On August 14, 2018, the Company adopted the Executive CIC Severance Plan, which provides certain benefits to key management employees to promote the long-term financial interests of the Company and its shareholders by reducing the risk of departures and distractions of such employees in a change in control situation, which would be detrimental to the Company and its shareholders. Eligible employees include the Company’s chief executive officer, executive vice presidents and senior vice presidents. In addition to the replacement of employment agreement provisions relating to change in control for the named executive officers as described above, the Executive CIC Severance Plan is intended to replace any prior change in control agreements or arrangements with other eligible participants.
The Executive CIC Severance Plan provides participants with certain payments and benefits upon a qualifying termination of employment within two years following a “change in control” (as defined in the CIC Severance Plan) of the Company. In the event the employment of any of the participants is terminated by the Company without “cause” or by the participant for “good reason” (each as defined in the Executive CIC Severance Plan) during such two-year period, such participant is entitled to receive the following payments and benefits:

•
payment, in cash, equal to the sum of (1) accrued but unpaid salary through the date of termination, (2) reimbursement for any unreimbursed business expenses incurred through the termination date, (3) any payments, benefits or fringe benefits to which the participant is entitled under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit plan or program or grant or any other agreement, and (4) any annual bonus earned but unpaid with respect to the fiscal year ending on or preceding the termination date (which will be paid in a lump sum in cash when such annual bonus payment is regularly paid to similarly situated Company employees);

•
A lump sum payment, in cash, equal to the product of (a) the participant’s annual base salary and the annual target bonus applicable to the participant, multiplied by (b) a “cash severance multiplier” (which in the case of the chief executive officer is 3, in the case of participants who are executive vice presidents is 2, and in the case of participants who are senior vice presidents is 1);

•	a lump sum payment of a prorated portion of the participant’s target bonus for the year in which the termination occurs;

•
upon timely election of continuation coverage under COBRA by the participant, a cash lump sum equal to the product of (x) the portion of premiums of the participant’s group health insurance, including coverage for the participant’s eligible dependents, if any, that the Company paid immediately prior to the termination date and (y) (1) 24 in the case of the chief executive officer and any participating executive vice president and (2) 12 in the case of any participating senior vice president; and

•
all outstanding and unvested stock option and restricted stock awards subject solely to time-based vesting shall vest in full and any restrictions or forfeiture provisions applicable to restricted stock awards shall lapse, notwithstanding the provisions of any equity incentive plan or any award agreement(s) between the participant and the Company thereunder.

The Executive CIC Severance Plan provides that all severance payments and obligations of the Company are subject to receipt of a signed and irrevocable release of claims and restrictive covenants agreement.
The foregoing descriptions of (i) the Executive CIC Severance Plan is qualified in its entirety by the full text of the Executive CIC Severance Plan, a copy of which is filed as Exhibit 10.1 hereto and incorporated by reference herein and (ii) each of the Amended Employment Agreements is qualified in its entirety by the full text of the Employment Agreement Amendments, copies of which are filed as Exhibits 10.2-10.6 hereto and incorporated by reference herein.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1	Red Robin Gourmet Burgers, Inc. Executive Change in Control Severance Plan dated August 14, 2018.

10.2	Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 20, 2018.

10.3	Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Guy J. Constant, dated August 20, 2018.

10.4	Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Jonathan A. Muhtar, dated August 20, 2018.

10.5	Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Carin L. Stutz, dated August 20, 2018.

10.6	Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated August 20, 2018.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 15, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 15, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended July 15, 2018 and July 9, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and twenty-eight weeks ended July 15, 2018 and July 9, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 15, 2018 and July 9, 2017; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 22, 2018	By:	/s/ Guy J. Constant
(Date)		Guy J. Constant (Chief Financial Officer)