Form 10-Q
period 2018-10-07
RED ROBIN GOURMET BURGERS INC
filed 2018-11-07
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2018
Common Stock, $0.001 par value per share	12,978,127

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	October 7, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$20,368	$17,714
Accounts receivable, net	12,801	26,499
Inventories	29,197	29,553
Prepaid expenses and other current assets	21,503	31,038
Total current assets	83,869	104,804
Property and equipment, net	595,429	638,151
Goodwill	96,548	96,979
Intangible assets, net	35,632	38,273
Other assets, net	43,337	32,408
Total assets	$854,815	$910,615
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$28,161	$35,347
Accrued payroll and payroll-related liabilities	35,248	32,777
Unearned revenue	38,237	55,915
Accrued liabilities and other	40,579	36,300
Total current liabilities	142,225	160,339
Deferred rent	77,234	74,980
Long-term debt	220,875	266,375
Long-term portion of capital lease obligations	9,611	10,197
Other non-current liabilities	10,698	11,289
Total liabilities	460,643	523,180
Stockholders’ equity:
Common stock, $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,996 and 12,954 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,855 and 4,897 shares, at cost	(200,748)	(202,485)
Paid-in capital	212,002	210,708
Accumulated other comprehensive loss, net of tax	(4,075)	(3,566)
Retained earnings	386,975	382,760
Total stockholders’ equity	394,172	387,435
Total liabilities and stockholders’ equity	$854,815	$910,615
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2018	October 1, 2017	October 7, 2018	October 1, 2017
Revenues:
Restaurant revenue	$290,218	$301,100	$1,015,312	$1,026,902
Franchise and other revenues	4,659	4,600	16,472	16,737
Total revenues	294,877	305,700	1,031,784	1,043,639
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	69,003	71,642	242,392	240,152
Labor	102,322	106,205	351,813	360,146
Other operating	43,612	41,454	141,305	133,575
Occupancy	26,629	25,868	88,099	84,127
Depreciation and amortization	21,819	21,258	73,335	70,475
Selling, general, and administrative expenses	28,780	33,714	110,715	117,965
Pre-opening costs	387	1,503	2,093	4,735
Other charges	520	—	17,422	1,584
Total costs and expenses	293,072	301,644	1,027,174	1,012,759

Income from operations	1,805	4,056	4,610	30,880
Other expense:
Interest expense, net and other	2,295	2,032	8,087	7,469
(Loss) income before income taxes	(490)	2,024	(3,477)	23,411
Income tax (benefit) provision	(2,199)	(690)	(7,692)	2,199
Net income	$1,709	$2,714	$4,215	$21,212
Earnings per share:
Basic	$0.13	$0.21	$0.32	$1.65
Diluted	$0.13	$0.21	$0.32	$1.63
Weighted average shares outstanding:
Basic	12,994	12,927	12,977	12,888
Diluted	13,054	13,023	13,064	12,986
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2018	October 1, 2017	October 7, 2018	October 1, 2017
Net income	$1,709	$2,714	$4,215	$21,212
Foreign currency translation adjustment	260	611	(510)	1,578
Other comprehensive income (loss), net of tax	260	611	(510)	1,578
Total comprehensive income	$1,969	$3,325	$3,705	$22,790
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 7, 2018	October 1, 2017
Cash flows from operating activities:
Net income	$4,215	$21,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,335	70,475
Other charges - asset impairment and unpaid other charges	13,925	1,584
Deferred income tax (benefit) provision	(11,569)	1,707
Stock-based compensation expense	3,101	3,588
Other, net	(1,177)	(2,385)
Changes in operating assets and liabilities:
Accounts receivable	15,268	12,978
Prepaid expenses and other current assets	10,156	(819)
Trade accounts payable and accrued liabilities	(4,127)	22,615
Unearned revenue	(15,450)	(9,663)
Other operating assets and liabilities, net	1,103	272
Net cash provided by operating activities	88,780	121,564
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(39,842)	(61,033)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	265	114
Net cash used in investing activities	(39,577)	(60,919)
Cash flows from financing activities:
Borrowings of long-term debt	194,500	148,250
Payments of long-term debt and capital leases	(240,553)	(208,340)
Purchase of treasury stock	(337)	—
Debt issuance costs	—	(664)
Proceeds from exercise of stock options and employee stock purchase plan	733	2,616
Net cash used in financing activities	(45,657)	(58,138)
Effect of exchange rate changes on cash	(892)	745
Net change in cash and cash equivalents	2,654	3,252
Cash and cash equivalents, beginning of period	17,714	11,732
Cash and cash equivalents, end of period	$20,368	$14,984

Supplemental disclosure of cash flow information
Income taxes paid	$1,286	$3,189
Interest paid, net of amounts capitalized	$7,638	$7,964
Change in construction related payables	$(1,084)	$(1,166)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of October 7, 2018, the Company owned and operated 485 restaurants located in 39 states and two Canadian provinces. The Company also had 89 franchised full-service restaurants in 16 states as of October 7, 2018. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended October 7, 2018 is referred to as third quarter 2018, or the twelve weeks ended October 7, 2018; the second quarter ended July 15, 2018 is referred to as second quarter 2018, or the twelve weeks ended July 15, 2018; the first quarter ended April 22, 2018 is referred to as first quarter 2018, or the sixteen weeks ended April 22, 2018; and together, the first, second, and third quarters of 2018 are referred to as the forty weeks ended October 7, 2018. The quarter ended October 1, 2017 is referred to as third quarter 2017, or the twelve weeks ended October 1, 2017; the second quarter ended July 9, 2017 is referred to as the twelve weeks ended July 9, 2017; the first quarter ended April 16, 2017 is referred to as first quarter 2017, or the sixteen weeks ended April 16, 2017; and together, the first, second, and third quarters of 2017 are referred to as the forty weeks ended October 1, 2017. The Company’s fiscal year 2018 comprises 52 weeks and will end on December 30, 2018.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the twelve weeks ended October 1, 2017, the Company reclassified local marketing costs of $3.3 million from Other operating to Selling, general, and administrative expenses on the condensed consolidated statements of operations. For the forty weeks ended October 1, 2017, the Company reclassified local marketing costs of $8.7 million. Management believes this presentation better reflects marketing expenses subject to corporate, rather than restaurant-level, decision making.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-02, Leases (“Topic 842”), subsequently amended by various standard updates. This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method with the option of applying the guidance either retrospectively to each prior comparative reporting period presented or retrospectively at the beginning of the period of adoption. Early adoption is permitted. The Company will adopt this guidance beginning with its fiscal first quarter 2019 and will apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We will elect to apply the practical expedients that do not require us to reassess existing contracts for embedded leases or to reassess lease classification or initial direct costs. The Company selected and began implementing a new lease management system during 2017. Once the transition to the new system is completed in 2018, this software will enable us to quantify the full impact Topic 842 will have on our consolidated financial statements. We expect adoption of Topic 842 will result in a significant increase in the assets and liabilities on our consolidated balance sheet.
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
Impacts on Financial Statements
Franchise and other revenue for the twelve weeks ended October 1, 2017 were previously reported as $3.1 million with adjustments of $1.5 million, resulting in an adjusted amount of $4.6 million. Franchise and other revenue for the forty weeks ended October 1, 2017 were previously reported as $11.7 million with adjustments of $5.1 million, resulting in an adjusted amount of $16.8 million.
Selling, general, and administrative expenses were previously reported as $28.9 million prior to the reclassification of $3.3 million of local marketing costs and adjustments of $1.5 million, resulting in an adjusted amount of $33.7 million for third quarter 2017. Selling, general, and administrative expenses were previously reported as $104.2 million prior to the reclassification of $8.7 million of local marketing costs and adjustments of $5.1 million, resulting in an adjusted amount of $118.0 million for forty weeks ended October 1, 2017. See “Reclassifications” under Note 1, Basis of Presentation and Recent Accounting Pronouncements.
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
Franchise revenue
Revenues we receive from our franchise arrangements include sales-based royalties and advertising fund contributions, area development fees, and franchise fees. Red Robin franchisees are required to remit 4.0% to 5.0% of their revenues as royalties to the Company and contribute up to 3.0% of revenues to two national advertising funds. The Company recognizes these sales-based royalties and advertising fund contributions as the underlying franchisee sales occur.
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
Other revenue also consists of miscellaneous revenues considered insignificant to the Company’s business.
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2018	October 1, 2017	October 7, 2018	October 1, 2017
Restaurant revenue	$290,218	$301,100	$1,015,312	$1,026,902
Franchise revenue	3,914	3,855	13,363	13,506
Other revenue	745	745	3,109	3,231
Total revenues	$294,877	$305,700	$1,031,784	$1,043,639
Contract liabilities
Unearned gift card revenue at October 7, 2018 and December 31, 2017 was $28.3 million and $45.4 million. Deferred loyalty revenue, which was also included in Unearned revenue in the accompanying condensed consolidated balance sheets, was $10.0 million and $10.6 million at October 7, 2018 and December 31, 2017.
Revenue recognized in the condensed consolidated statements of operations for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Forty Weeks Ended
	October 7, 2018	October 1, 2017
Gift card revenue	$16,842	$16,873

3. Goodwill and Intangible Assets
The following table presents goodwill as of October 7, 2018 and December 31, 2017 (in thousands):

Balance, December 31, 2017	$96,979
Foreign currency translation adjustment	(431)
Balance, October 7, 2018	$96,548
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.
The following table presents intangible assets as of October 7, 2018 and December 31, 2017 (in thousands):

	October 7, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$54,430	$(32,368)	$22,062	$54,447	$(29,685)	$24,762
Favorable leases	13,001	(7,992)	5,009	13,001	(7,459)	5,542
Liquor licenses and other	10,854	(9,752)	1,102	10,148	(9,667)	481
	$78,285	$(50,112)	$28,173	$77,596	$(46,811)	$30,785
Indefinite-lived intangible assets:
Liquor licenses and other	$7,459	$—	$7,459	$7,488	$—	$7,488
Intangible assets, net	$85,744	$(50,112)	$35,632	$85,084	$(46,811)	$38,273
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
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2018	October 1, 2017	October 7, 2018	October 1, 2017
Basic weighted average shares outstanding	12,994	12,927	12,977	12,888
Dilutive effect of stock options and awards	60	96	87	98
Diluted weighted average shares outstanding	13,054	13,023	13,064	12,986

Awards excluded due to anti-dilutive effect on diluted earnings per share	548	209	428	324

5. Other Charges
Other charges consist of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2018	October 1, 2017	October 7, 2018	October 1, 2017
Asset impairment	$—	$—	$9,643	$1,584
Litigation contingencies	—	—	4,000	—
Spiral menu disposal	—	—	506	—
Reorganization costs	520	—	3,273	—
Other charges	$520	$—	$17,422	$1,584
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
6. Borrowings
Borrowings as of October 7, 2018 and December 31, 2017 are summarized below (in thousands):

	October 7, 2018	December 31, 2017
Revolving credit facility and other long-term debt	$220,875	$266,375
Capital lease obligations	10,385	10,938
Total debt	231,260	277,313
Less: Current portion	(774)	(741)
Long-term debt	$230,486	$276,572
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into the first amendment (the “Amendment”) to the Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments. The Amendment was effective through October 7, 2018 and was cancelable at the Company’s discretion. Upon termination of the Amendment, the terms of the Credit Facility executed on June 30, 2016 remain effective.
The Credit Facility matures on June 30, 2021. As of October 7, 2018, the Company had outstanding borrowings under the Credit Facility of $220.0 million, in addition to amounts issued under letters of credit of $7.6 million, which reduced the amount available under the facility but were not recorded as debt. As of December 31, 2017, the Company had outstanding borrowings under the Credit Facility of $265.5 million, in addition to amounts issued under letters of credit of $7.6 million.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $1.8 million and $2.4 million as of October 7, 2018 and December 31, 2017.
7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.

The following tables present the Company’s assets measured at fair value on a recurring basis as of October 7, 2018 and December 31, 2017 (in thousands):

	October 7, 2018	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,792	$8,792	$—	$—
Total assets measured at fair value	$8,792	$8,792	$—	$—

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,292	$9,292	$—	$—
Total assets measured at fair value	$9,292	$9,292	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of October 7, 2018 and December 31, 2017, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 5, Other Charges, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
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
The following table presents the carrying value and estimated fair value of the Company’s capital lease obligations as of October 7, 2018 and December 31, 2017 (in thousands):

	October 7, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Capital lease obligations	$10,385	$10,633	$10,938	$11,563
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
During the forty weeks ended October 7, 2018, the Company recorded $4.0 million of litigation contingencies for employment-related claims. Refer to Note 5, Other Charges.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2018 and 2017 refer to the twelve and forty week periods ending October 7, 2018 and October 1, 2017, unless otherwise indicated.

Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 574 locations in North America. As of October 7, 2018, the Company operated 485 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 89 franchised full-service restaurants in 16 states as of October 7, 2018. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and forty weeks ended October 7, 2018:

•	Financial performance.

◦
Restaurant revenue decreased $10.9 million, or 3.6%, to $290.2 million for the twelve weeks ended October 7, 2018, as compared to the twelve weeks ended October 1, 2017, primarily due to a $9.9 million, or 3.4%, decrease in comparable restaurant revenue, a $1.5 million decrease from closed restaurants, and a $0.4 million unfavorable foreign currency exchange impact, partially offset by a $0.9 million increase in revenue from newly opened restaurants. Restaurant revenue decreased $11.6 million, or 1.1% to $1.0 billion for the forty weeks ended October 7, 2018, as compared to the forty weeks ended October 1, 2017, primarily due to a $21.1 million, or 2.1% decrease in comparable restaurant revenue and a $3.8 million decrease from closed restaurants, partially offset by a $12.8 million increase in revenue from newly opened restaurants and a $0.5 million favorable foreign currency exchange impact.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 170 basis points to 83.2% for the twelve weeks ended October 7, 2018, as compared to 81.5% for the twelve weeks ended October 1, 2017. For the forty weeks ended October 7, 2018, restaurant operating costs, as a percentage of revenue, increased 140 basis points to 81.1%, as compared to 79.7% for the same period in 2017. The increases were due to higher food and beverage costs, other operating costs, and occupancy costs, as a percentage of restaurant revenue, offset by a decrease in labor costs as a percentage of restaurant revenue.

◦
Net income was $1.7 million for the twelve weeks ended October 7, 2018 compared to $2.7 million net income for the twelve weeks ended October 1, 2017. Diluted earnings per share were $0.13 for the twelve weeks ended October 7, 2018, as compared to diluted earnings per share of $0.21 for the twelve weeks ended October 1, 2017. Excluding the impact of $0.03 per diluted share for reorganization costs, net income per diluted share for the twelve weeks ended October 7, 2018 was $0.16. Net income was $4.2 million for the forty weeks ended October 7, 2018 compared to $21.2 million for the forty weeks ended October 1, 2017. Diluted earnings per share were $0.32 for the forty weeks ended October 7, 2018, as compared to diluted earnings per share of $1.63 for the same period in 2017. Excluding the impact of $0.55 per diluted share for asset impairment, $0.23 per diluted share for litigation contingencies, $0.18 per diluted share for reorganization costs, and $0.03 per diluted share for the disposal of spiral menus, net income per diluted share for the forty weeks ended October 7, 2018 was $1.31. Excluding the impact of $0.08 per diluted share for asset impairment, net income per diluted share for the forty weeks ended October 1, 2017 was $1.71. For the full year 2018, we expect earnings per diluted share to range from $1.60 to $1.80.

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

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2018	October 1, 2017	October 7, 2018	October 1, 2017
Company-owned:
Beginning of period	484	472	480	465
Opened during the period	2	7	8	16
Acquired from franchisees	—	—	—	—
Closed during the period	(1)	—	(3)	(2)
End of period	485	479	485	479
Franchised:
Beginning of period	88	86	86	86
Opened during the period	1	—	3	1
Sold or closed during the period	—	—	—	(1)
End of period	89	86	89	86
Total number of restaurants	574	565	574	565

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2018	October 1, 2017	October 7, 2018	October 1, 2017
Revenues:
Restaurant revenue	98.4%	98.5%	98.4%	98.4%
Franchise royalties, fees, and other revenues	1.6	1.5	1.6	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.8	23.8	23.9	23.4
Labor	35.3	35.3	34.7	35.1
Other operating	15.0	13.8	13.9	13.0
Occupancy	9.2	8.6	8.7	8.2
Total restaurant operating costs	83.2	81.5	81.1	79.7
Depreciation and amortization	7.4	7.0	7.1	6.8
Selling, general, and administrative	9.8	11.1	10.8	11.3
Pre-opening costs	0.1	0.5	0.2	0.5
Other charges	0.2	—	1.7	0.2
Income from operations	0.6	1.3	0.4	3.0

Interest expense, net and other	0.8	0.7	0.8	0.7
Income before income taxes	(0.2)	0.7	(0.3)	2.2
Income tax (benefit) provision	(0.7)	(0.2)	(0.7)	0.2
Net income	0.6%	0.9%	0.4%	2.0%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 7, 2018	October 1, 2017	Percent Change	October 7, 2018	October 1, 2017	Percent Change
Restaurant revenue	$290,218	$301,100	(3.6)%	$1,015,312	$1,026,902	(1.1)%
Franchise and other revenue	4,659	4,600	1.3%	16,472	16,737	(1.6)%
Total revenues	$294,877	$305,700	(3.5)%	$1,031,784	$1,043,639	(1.1)%
Average weekly sales volumes in Company-owned restaurants(1)	$49,995	$52,877	(5.5)%	$52,482	$54,640	(3.9)%
Total operating weeks	5,805	5,686	2.1%	19,346	18,803	2.9%
Restaurant revenue per square foot	$98	$101	(3.0)%	$340	$348	(2.3)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the twelve and forty weeks ended October 1, 2017 for Company-owned restaurants was $52,955 and $54,614. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the twelve weeks ended October 7, 2018, which comprises primarily food and beverage sales, decreased $10.9 million, or 3.6%, as compared to third quarter 2017. The decrease was due to a $9.9 million, or 3.4% decrease in comparable restaurant revenue, a $1.5 million decrease from closed restaurants, and a $0.4 million unfavorable foreign currency exchange impact, offset by a $0.9 million increase in revenue from newly opened restaurants. The comparable restaurant revenue decrease was driven by a 1.5% decrease in average guest check and a 1.9% decrease in guest counts. The decrease in average guest check resulted from a 3.0% decrease in menu mix offset by a 1.5% increase in pricing. The decrease in menu mix is the result of our differentiated strategy to drive traffic growth through everyday affordability. We are focusing on opportunities to improve our service execution, which we believe will drive increased guest counts and comparable restaurant revenue.
Restaurant revenue for the forty weeks ended October 7, 2018 decreased $11.6 million, or 1.1% as compared to the same period in 2017. The decrease was due to a $21.1 million, or 2.1%, decrease in comparable sales and a $3.8 million decrease from closed restaurants, offset by a $12.8 million increase in revenue from newly opened restaurants and a $0.5 million favorable foreign currency exchange impact. The comparable restaurant revenue decrease was driven by a 1.5% decrease in average guest check and a 0.6% decrease in guest counts. The decrease in average guest check resulted from a 2.5% decrease in menu mix offset by a 1.0% increase in pricing.
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
Franchise and other revenue increased $0.1 million for the twelve weeks ended October 7, 2018 compared to the twelve weeks ended October 1, 2017. Franchise and other revenue decreased $0.3 million for the forty weeks ended October 7, 2018 compared to the forty weeks ended October 1, 2017, primarily due to a decrease in gift card breakage. Our franchisees reported a comparable restaurant revenue decrease of 0.6% for the twelve weeks ended October 7, 2018 compared to the twelve weeks ended October 1, 2017 and remained flat for the forty weeks ended October 7, 2018 compared to the forty weeks ended October 1, 2017.
Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2018	October 1, 2017	Percent Change	October 7, 2018	October 1, 2017	Percent Change
Cost of sales	$69,003	$71,642	(3.7)%	$242,392	$240,152	0.9%
As a percent of restaurant revenue	23.8%	23.8%	—%	23.9%	23.4%	0.5%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue remained flat for the twelve weeks ended October 7, 2018 as compared to the same period in 2017. For the forty weeks ended October 7, 2018, cost of sales as a percentage of revenue increased 50 basis points as compared to the forty weeks ended October 1, 2017. The increase was mainly driven by the higher tavern mix and lower non-alcoholic beverage mix, and the higher cost of steak fries.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2018	October 1, 2017	Percent Change	October 7, 2018	October 1, 2017	Percent Change
Labor	$102,322	$106,205	(3.7)%	$351,813	$360,146	(2.3)%
As a percent of restaurant revenue	35.3%	35.3%	—%	34.7%	35.1%	(0.4)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 7, 2018, labor as a percentage of restaurant revenue remained flat compared to the same period in 2017. For the forty weeks ended October 7, 2018, labor as a percentage of restaurant revenue decreased 40 basis points compared to the same period in 2017. The decrease was primarily driven by labor model changes, partially offset by increases in minimum wage rates in certain jurisdictions and management salaries.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2018	October 1, 2017	Percent Change	October 7, 2018	October 1, 2017	Percent Change
Other operating	$43,612	$41,454	5.2%	$141,305	$133,575	5.8%
As a percent of restaurant revenue	15.0%	13.8%	1.2%	13.9%	13.0%	0.9%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended October 7, 2018, other operating costs as a percentage of restaurant revenue increased 120 basis points as compared to the same period in 2017. The increase was primarily due to higher costs of equipment repairs and maintenance and third-party delivery fees, partially offset by a decrease in janitorial costs. For the forty weeks ended October 7, 2018, other operating costs as a percentage of revenue increased 90 basis points. The increases were primarily due to higher costs of restaurant supplies, restaurant technology, and third-party delivery fees, partially offset by a decrease in janitorial costs.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2018	October 1, 2017	Percent Change	October 7, 2018	October 1, 2017	Percent Change
Occupancy	$26,629	$25,868	2.9%	$88,099	$84,127	4.7%
As a percent of restaurant revenue	9.2%	8.6%	0.6%	8.7%	8.2%	0.5%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve and forty weeks ended October 7, 2018, occupancy costs as a percentage of restaurant revenue increased 60 basis points and 50 basis points over the prior year. The increases were primarily driven by an increase in fixed rents, property taxes, and general liability insurance costs. Our fixed rents for the twelve weeks ended October 7, 2018 and October 1, 2017 were $17.7 million and $17.4 million, an increase of $0.3 million due to nine net additional locations opened since third quarter 2017. Our fixed rents for the forty weeks ended October 7, 2018 and October 1, 2017 were $58.9 million and $57.1 million, an increase of $1.8 million due to 15 net additional locations opened since the fourth quarter of 2016.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2018	October 1, 2017	Percent Change	October 7, 2018	October 1, 2017	Percent Change
Depreciation and amortization	$21,819	$21,258	2.6%	$73,335	$70,475	4.1%
As a percent of total revenues	7.4%	7.0%	0.4%	7.1%	6.8%	0.3%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended October 7, 2018, depreciation and amortization expense increased $0.6 million, or 2.6%, over the prior year. For the forty weeks ended October 7, 2018, depreciation and amortization expense increased $2.9 million or 4.1% over the prior year. The increases were primarily related to new restaurants opened and new restaurant technology implemented since third quarter 2017.
Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2018	October 1, 2017	Percent Change	October 7, 2018	October 1, 2017	Percent Change
Selling, general, and administrative	$28,780	$33,714	(14.6)%	$110,715	$117,965	(6.1)%
As a percent of total revenues	9.8%	11.1%	(1.3)%	10.7%	11.3%	(0.6)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended October 7, 2018 decreased $4.9 million or 14.6% as compared to the same period in 2017. The decrease was primarily due to decreases in local marketing, incentive compensation, and salaries related to the reorganization in first quarter 2018. For the forty weeks ended October 7, 2018, selling, general, and administrative costs decreased $7.3 million or 6.1%. The decrease was primarily due to decreases in incentive compensation, salaries related to the reorganization in first quarter 2018, and professional services.
Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 7, 2018	October 1, 2017	Percent Change	October 7, 2018	October 1, 2017	Percent Change
Pre-opening costs	$387	$1,503	(74.3)%	$2,093	$4,735	(55.8)%
As a percent of total revenues	0.1%	0.5%	(0.4)%	0.2%	0.5%	(0.3)%
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
Pre-opening costs decreased $1.1 million for the twelve weeks ended October 7, 2018, and decreased $2.6 million for the forty weeks ended October 7, 2018. The decreases were primarily due to fewer restaurant openings during the twelve and forty week periods ended October 7, 2018 as compared to the same periods in 2017.
Interest Expense, Net and Other
Interest expense, net and other was $2.3 million for the twelve weeks ended October 7, 2018, a increase of $0.3 million, or 12.9%, from the same period in 2017. Interest expense, net and other was $8.1 million for the forty weeks ended October 7, 2018, an increase of $0.6 million, or 8.3%, from the same period in 2017. The increase was primarily related to recognizing a loss on the Company’s deferred compensation plan assets during first quarter 2018 compared to a gain in the same period a year ago. Our weighted average interest rate was 4.4% and 4.1% for the twelve and forty weeks ended October 7, 2018, as compared to 3.5% and 3.6% for the twelve weeks and forty weeks ended October 1, 2017.

Provision for Income Taxes
The effective tax rate for the twelve weeks ended October 7, 2018 was a 448.3% benefit, compared to a 34.1% benefit for the twelve weeks ended October 1, 2017. The effective tax rate for the forty weeks ended October 7, 2018 and October 1, 2017 was a 221.2% benefit and a 9.4% expense. The change in both the twelve and forty week effective tax rates are primarily due to the decrease in income as well as the decrease in the federal statutory rate from 35% to 21% in the first quarter of 2018.

Liquidity and Capital Resources
Cash and cash equivalents increased $2.7 million to $20.4 million at October 7, 2018, from $17.7 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to pay down debt, maintain existing restaurants and infrastructure, repurchase our common stock, develop new restaurants, and execute our long-term strategic initiatives.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 7, 2018	October 1, 2017
Net cash provided by operating activities	$88,780	$121,564
Net cash used in investing activities	(39,577)	(60,919)
Net cash used in financing activities	(45,657)	(58,138)
Effect of exchange rate changes on cash	(892)	745
Net change in cash and cash equivalents	$2,654	$3,252
Operating Cash Flows
Net cash flows provided by operating activities decreased $32.8 million to $88.8 million for the forty weeks ended October 7, 2018. The decrease was primarily driven by a a $17.0 million decrease in cash generated from restaurant operations, a $14.4 million increase in payments to vendors, a $7.5 million increase in bonus payout, and a $3.3 million increase in reorganization costs, partially offset by a $5.4 million returned vendor deposit, a $1.9 million decrease in income taxes paid, and a $1.7 million decrease in corporate salaries.
Investing Cash Flows
Net cash flows used in investing activities decreased $21.3 million to $39.6 million for the forty weeks ended October 7, 2018, as compared to $60.9 million for the same period in 2017. The decrease is primarily due to decreased investment in new restaurant openings and restaurant remodels.
The following table lists the components of our capital expenditures, net of currency translation effect, for the forty weeks ended October 7, 2018 (in thousands):

Forty Weeks Ended October 7, 2018
Investment in technology infrastructure and other	$20,705
New restaurants	9,650
Restaurant maintenance capital and other	9,487
Total capital expenditures	$39,842
Financing Cash Flows
Cash used in financing activities decreased $12.5 million to $45.7 million for the forty weeks ended October 7, 2018, as compared to the same period in 2017. The decrease primarily resulted from a $14.0 million decrease in net repayments made on long-term debt and a $0.7 million decrease in debt issuance costs offset by a $1.9 million decrease in net cash proceeds received from the exercise of employee stock options and purchase plan and $0.3 million cash used to repurchase the Company's common stock.
Credit Facility
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments. The Amendment was effective through October 7, 2018 and was cancelable at the Company’s discretion. Upon termination of the Amendment, the terms of the Credit Facility executed on June 30, 2016 remain effective. As of October 7, 2018, the Company’s lease adjusted leverage ratio was 4.03x.
The Credit Facility matures on June 30, 2021. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our Credit Facility. Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. As of October 7, 2018, the Company had outstanding borrowings under the Credit Facility of $220.0 million, in addition to amounts issued under letters of credit of $7.6 million, which reduce the amount available under the Credit Facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of October 7, 2018, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt and capital lease obligations outstanding decreased $46.1 million to $231.3 million at October 7, 2018, from $277.3 million at December 31, 2017, primarily due to net repayments of $45.5 million on the Credit Facility during the forty weeks ended October 7, 2018.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation along with food cost inflation due primarily to potatoes and ground beef had a negative impact on our financial condition and results of operations during the forty weeks ended October 7, 2018. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor costs for the remainder of 2018.
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
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this report include, among other things: our financial performance, including anticipated revenues, earnings per share, and outlook, and comparable restaurant revenue; our marketing strategy and promotions; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our Credit Facility and about the sufficiency of future cash flows to satisfy any working capital deficit and planned capital expenditures; the anticipated effects of inflation on labor and commodity costs for 2018; and the effect of the adoption of new accounting standards on our financial and accounting systems.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business improvement initiatives, including the effectiveness of our affordability, service improvement, and off-site initiatives; the ability to fulfill planned expansion; the effectiveness of our marketing campaigns; uncertainty regarding general economic and industry conditions; concentration of restaurants in certain markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in labor and energy costs; the success of our refranchising efforts; limitations on the Company’s ability to execute stock repurchases due to lack of available share or acceptable stock price levels or other market or Company-specific conditions; our ability to attract qualified managers and team members; changes in the availability under our Credit Facility or other access to capital; minimum wage increases; changes in health care and insurance costs; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, including relating to fluctuations in our stock price, and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 27, 2018.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of October 7, 2018, we had $220.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.2 million on an annualized basis.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 7, 2018, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock. The increased share repurchase authorization became effective on August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
9/10/18-10/7/18	8,600	$39.13	8,600	$74,585
Pursuant to Publicly Announced Plans or Programs(2)	8,600
(1) The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods.
(2) Since February 11, 2016, when the share repurchase program was originally authorized, the Company has purchased 940,034 shares for a total of $46.1 million. Prior to the increase in the share repurchase authorization, the program had a remaining authorized purchase limit of $53.9 million as of October 7, 2018 and on August 9, 2018. The table below provides a summary of the Company's purchases of its own common stock during the third quarter 2018.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1
Red Robin Gourmet Burgers, Inc. Executive Change in Control Severance Plan dated August 14, 2018. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

10.2
Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 20, 2018. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

10.3
Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Guy J. Constant, dated August 20, 2018. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

10.4
Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Jonathan A. Muhtar, dated August 20, 2018. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

10.5
Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Carin L. Stutz, dated August 20, 2018. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

10.6
Amended and Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated August 20, 2018. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 7, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 7, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the twelve and forty weeks ended October 7, 2018 and October 1, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the twelve and forty weeks ended October 7, 2018 and October 1, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 7, 2018 and October 1, 2017; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 7, 2018	By:	/s/ Guy J. Constant
(Date)		Guy J. Constant (Chief Financial Officer)