Form 10-K
period 2018-12-30
RED ROBIN GOURMET BURGERS INC
filed 2019-02-27
CIK 1171759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $632.8 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 12,964,577 shares of common stock outstanding as of February 25, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2019 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, primarily develops, operates, and franchises full-service restaurants in North America and focuses on serving an imaginative selection of high quality gourmet burgers in a fun environment welcoming to Guests of all ages. We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the Company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc. and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to “Red Robin,” “we,” “us,” “our” or the “Company” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries. As of the end of our fiscal year on December 30, 2018, there were 573 Red Robin restaurants, of which 484 were Company-owned and 89 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See “Restaurant Franchise and Licensing Arrangements” for additional information about our franchise program. As of December 30, 2018, there were Red Robin restaurants in 44 states and two Canadian provinces.
Financial information for our single operating segment is included in Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2018 included 52 weeks, ending on December 30, 2018. Fiscal year 2017 included 53 weeks, ending on December 31, 2017. Fiscal years 2016, 2015, and 2014 each included 52 weeks, ending on December 25, 2016, December 27, 2015, and December 28, 2014. Fiscal year 2019 will include 52 weeks, ending on December 29, 2019. We refer to our fiscal years as 2019, 2018, 2017, 2016, 2015, and 2014 throughout this Annual Report on Form 10-K.
Business Strategy
Red Robin’s goal is to differentiate itself from casual dining establishments based on attributes our most loyal Guests give us credit for: Quality, Service, and Value. To differentiate on Quality, we offer a large and varied selection of craveable and highly customizable burgers. To differentiate on Service, our goal is to serve food and beverages quickly and attentively so Guests can spend more time enjoying their food and less time waiting. We also strive to deliver competitive Value by providing abundant portions at a range of price points. Red Robin Team Members seek to live our B.U.R.G.E.R. values everyday: Bottomless Fun, Unwavering Integrity, Relentless Focus on Improvement, Genuine Spirit of Service, Extraordinary People, and Recognized Burger Authority.
In addition to caring for those Guests who choose to dine in at Red Robin, we are also expanding our reach to those Guests who choose to carry-out a meal, use a third-party delivery service, or cater a meeting or event. These platforms are rapidly growing and it is our goal to move Red Robin from being a destination for dining-in to a destination and a source for dining wherever the Guests want to go.
To ensure the success of Red Robin in a rapidly evolving marketplace, we are focused on quickly turning business performance around by urgently executing the business fundamentals that include building profitable sales and delivering a consistent, high quality guest experience through exceptional operations. Our long-term strategy includes four strategic pillars:

•
Attract, Retain, and Engage High Performance Teams. We emphasize and support Team Member engagement, retention, and culture that will foster the development of great leaders. Our goal is to enhance clarity with our Team Members by consistently communicating our strategy through a common playbook and ensuring we remain narrowly focused on our key initiatives. We continually strive to develop extraordinary people and encourage Team Member performance through appreciation, recognition, and respect. In an effort to continue to develop leadership strength, we are focused on executing dynamic succession planning, and innovative recruiting and talent development. See “Learning and Development” below for additional information about our Team Member development initiatives.

•
Evolve to Better Serve Middle Income Families. We actively seek to enhance Value through a balance of quality, quantity, price, and experience. This includes providing high quality menu items, offering new products at everyday value prices and delivering on abundance through a wide choice of bottomless sides and beverages. We frequently enhance our Red Robin Royalty™ program to drive guest traffic through frequent buyer rewards. Additionally, we are focused on driving guest preference at any occasion by offering our products through alternate modes of access. As part of this strategy, we offer online ordering for carry-out, delivery access in the majority of our locations via multiple third party services, and catering. We are also currently testing self-delivery for potential deployment in future years.

•
Embrace the "Gift of Time" as a Key Differentiator. Our strategy in regaining our operational edge includes serving consistently great burgers, accurately customized, and served quickly by our caring Team Members whether the Guest chooses to dine in the restaurant or off premise. We respect our Guests’ need for the “gift of time” in an increasingly time-starved culture and remain committed to improving both speed of service and order accuracy.

•
Improve Company and 4-Wall Economics. We are committed to delivering stockholder value by improving profitability and investing capital wisely. Our goal is to optimize our capital structure, prudently invest in technology and restaurant development that deliver targeted returns on investment, refranchise certain restaurants, and improve our EBITDA margin through sustainable revenue growth and prudent cost management at the restaurant level and above.

Restaurant Concept
The Red Robin brand has many desirable attributes, including a range of high-quality menu items, a strong guest-focused culture, and a value proposition designed to help our Guests customize their experiences.
We pride ourselves on being THE Burger Authority. Our menu features our signature product, a line of Gourmet Burgers which we make from premium quality, fresh ground beef. To complement our best-selling Gourmet Burgers we offer an everyday-value line of Red’s Tavern Double® burgers, and Red Robin’s Finest line made with premium toppings. We also offer burgers made with chicken breasts (grilled or fried), hand breaded cod and grilled salmon fillets, and turkey patties, as well as a proprietary vegetarian patty. We offer a wide selection of buns, including ciabatta, gluten free, sesame, onion, whole grain, jalapeno, and lettuce wraps, with a variety of toppings, including fresh guacamole, house-made barbeque sauces, grilled pineapple, crispy onion straws, sautéed mushrooms, fried jalapenos, bruschetta salsa, coleslaw, eight different cheese choices, and a fried egg. All of our burgers are served with our all-you-can-eat Bottomless Steak Fries® or a Guest may choose from five other bottomless sides. We specialize in customizing our menu items to meet our Guests’ dietary needs and preferences and have received recognition from experts in the allergy community. In addition to burgers, which accounted for 54% of our total food and beverage sales in 2018, Red Robin serves an array of other items that appeal to a broad range of Guests. These items include a variety of appetizers, salads, soups, seafood, and other entrees. We also offer a range of single-serving and shareable desserts as well as our classic and Finest milkshakes. Our beverages include signature alcoholic and non-alcoholic specialty drinks, cocktails, wine, and a variety of national and craft beers.
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
We also strive to provide our Guests with exceptional dining value and the ability to customize their experience. In 2018, we had an average check per Guest of $12.92 including beverages. We believe this price-to-value relationship, our innovative array of burgers starting at $6.99 and ranging up to $15.49, differentiates us from our casual dining competitors and allows us to appeal to a broad base of middle income, multi-generational consumers.
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
Shift Supervisors complete an in-depth training curriculum that develops their ability to supervise all aspects of shift execution, including, but not limited to, food safety, food production, coaching, and financial aspects of the business. The Shift Supervisor program is an important stepping stone for hourly Team Members who desire a career in restaurant management.
New restaurant managers participate in our eight-week Management Foundations training program. This program hones each manager’s skills, specifically in two areas: flawless shift execution and effective coaching of Team Members.
Providing our restaurant teams the support and resources they need to be successful requires dedication, an of-service attitude, and the utmost professionalism on the part of our home office team. We ensure the home office Team Members have what they need to meet these demands by offering several avenues to enhance their professional development, including but not limited to an in-house leadership library of over 400 titles, more than 40 on-site and 12 off-site development workshop opportunities, as well as one-on-one coaching.
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
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements which may include fixed price contracts that vary in term lengths or formula-based pricing agreements which can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in 2018, potatoes represented approximately 14%, ground beef represented approximately 13%, and poultry represented approximately 10%. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily cheese, potatoes, and ground beef remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, we have not experienced significant disruptions in our supply chain. As of December 30, 2018, approximately 62.3% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2019.
Restaurant Development
Red Robin has grown its restaurant base prudently considering a number of factors, including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. Our site selection criteria focuses on identifying markets, trade areas, and specific sites that are likely to yield the greatest density of desirable demographic characteristics, retail traffic, and visibility. During 2018, we opened eight Company-owned restaurants. Over the past three years, we have opened a total of 52 new restaurants, acquired 13 franchised restaurants, and relocated four restaurants.

During 2019, we will continue to execute our long term growth strategy which includes pausing on new corporate growth as we will carefully address our changing guest base, opportunities to broaden our reach, and execute sustainable growth initiatives that deliver value to our stockholders.
Restaurant Franchise and Licensing Arrangements
As of December 30, 2018, our franchisees operated 89 restaurants in 16 states. Our two largest franchisees own 43 restaurants located in Michigan, Ohio, and eastern and central Pennsylvania. In 2018, certain franchisees opened three new restaurants based on new area development agreements executed in 2017. We expect our franchisees will open new units in 2019 and anticipate franchise unit growth to continue as our franchisees complete required investments to bring existing restaurants to our current brand and design standards. We are identifying additional franchise opportunities to grow our franchise base through existing and new franchisees based on markets of interest.
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
To continuously improve our marketing programs and operating systems, we maintain a franchise advisory board consisting of franchisee members that meet with the corporate executive team. Through this advisory board, we solicit the input of our franchisees on marketing programs, including their suggestions as to which new menu items we should test and feature in future promotions. We also exchange best operating practices with our franchisees as we strive to improve our operating systems while attaining a high level of franchisee participation.
Information Technology
We rely on information systems in all aspects of our operations, including, but not limited to, point-of-sale transaction processing in our restaurants; operation of our restaurants; management of our inventories; collection of cash; payment of payroll and other obligations; and various other processes and procedures.
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
We utilize centralized financial, accounting, and human resources/personnel systems for Company-owned restaurants. In addition, we use an operations scorecard which integrates data from our centralized systems and distributes information to assist in managing our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins, and other results.
In 2018, we invested in technologies and data infrastructure that modernized and upgraded the capacity of our restaurant systems, upgraded our point-of-sale and inventory management systems, and improved flexibility of business operations. We also began work to provide our Guests with improved digital experiences that support in-restaurant and off-premise dining. In 2019 we plan to continue our investments in building innovative digital experiences for our Guests and to improve our ability to manage our technology infrastructure through investments in connectivity, automation, and advanced monitoring.
We accept electronic payment cards from our Guests for payment in our restaurants. We also receive and maintain certain personal information about our Guests and Team Members. We have systems and processes in place that focus on the protection of our Guests’ credit card information and other private information we are required to protect, such as our Team Members’ personal information. We have taken a number of steps to prevent the occurrence of security breaches in this respect. Our systems have been carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned stores, we are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our corporate offices and Company-owned restaurants.

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
In 2016, our marketing strategy began to shift toward a concentrated, rather than continuous, media buying approach with a focus on generating significant reach and frequency during on-air advertising periods. We plan to continue with this concentrated marketing approach in 2019, while communicating a clear message focused on craveable burgers, affordable abundance, and attentive service across a variety of advertising media. We will also deploy marketing support for our alternative platforms initiative, including generating Guest awareness of our online ordering, to-go, and catering dining opportunities.
Team Members
As of December 30, 2018, we had 27,283 employees, whom we refer to as Team Members, consisting of 26,935 Team Members at Company-owned restaurants and 348 Team Members at our corporate headquarters and field offices. None of our Team Members are covered by a collective bargaining agreement. We consider our Team Member relations to be good.
We support our Team Members by offering competitive wages and benefits for eligible Team Members, including medical and other insurance, an employee stock purchase plan, and equity-based awards for eligible corporate and operations employees at the director level and above. We motivate and develop our Team Members by providing them with opportunities for increased responsibilities and advancement. At certain levels, we also offer performance-based incentives tied to sales, profitability, and/or certain qualitative measures.
Executive Officers
The following table sets forth information about our executive officers and other key employees:

Name	Age	Position
Denny Marie Post	61	President and Chief Executive Officer(1)
Beverly K. Carmichael	60	Executive Vice President and Chief People, Culture, and Resource Officer
Guy J. Constant	54	Executive Vice President and Chief Operating Officer
Jonathan Muhtar	47	Executive Vice President and Chief Concept Officer
Lynn S. Schweinfurth	51	Executive Vice President and Chief Financial Officer
Dean Cookson	49	Senior Vice President and Chief Information Officer
Michael L. Kaplan	50	Senior Vice President and Chief Legal Officer
(1) Also a member of the Company’s board of directors.
Denny Marie Post.    Ms. Post was appointed Chief Executive Officer in August 2016, and has served as President since February 2016. In addition, Ms. Post served as our interim Chief Operating Officer between September 2018 and January 2019, when Mr. Constant became our Chief Operating Officer. Ms. Post previously served the Company in various roles as its Executive Vice President and Chief Concept Officer, and Senior Vice President and Chief Marketing Officer. Before joining Red Robin, she was the Managing Member of mm&i Consulting LLC, a marketing consulting firm, from June 2010 to July 2011. Ms. Post served as Senior Vice President, Chief Marketing Officer of T-Mobile USA from July 2008 to May 2010, as Senior Vice President, Global Beverage, Food, and Quality at Starbucks Corporation from February 2007 to June 2008, as

Senior Vice President, Chief Concept Officer of Burger King Corp. from April 2004 to January 2007, and prior to that, in various marketing executive roles at YUM! Brands, Inc. from 1996 to 2004.
Beverly K. Carmichael.    Ms. Carmichael has served as Executive Vice President and Chief People, Culture, and Resource Officer since December 2017. Ms. Carmichael previously served as Senior Vice President and Chief People Officer of Cracker Barrel Old Country Store from January 2014 to December 2017. Prior to that, she was Founder and President of Star HR, LLC from April 2010 to April 2014. She served as Chief People Officer and Executive Vice President of Human Resources at Ticketmaster from August 2006 to August 2009. Prior to joining Ticketmaster, she was Vice President of HR at Rockwell Collins and spent 10 years at Southwest Airlines in various roles including Senior Vice President of Labor and Employee Relations; Vice President, People (Human Resources); and Chief Counsel, Labor and Employment.
Guy J. Constant. Mr. Constant became Executive Vice President and Chief Operating Officer in January 2019, and previously served as Executive Vice President and Chief Financial Officer since December 2016. Before joining Red Robin, Mr. Constant previously served as Chief Financial Officer, Executive Vice President of Finance and Treasurer of Rent-A-Center, Inc. from June 2014 to December 2016. Prior to that, Mr. Constant was the Chief Financial Officer and Executive Vice President of Brinker International Inc. from September 2010 to March 2014. At Brinker, he also served as Senior Vice President of Finance from May 2008 to September 2010, Vice President of Strategic Planning and Analysis and Investor Relations from September 2005 to May 2008, and Senior Director of Compensation from November 2004 to September 2005. Prior to Brinker, he spent nine years at AMR Corporation, the parent company of American Airlines, in various finance positions of increasing scope and responsibility. Mr. Constant transitioned into the role of Executive Vice President and Chief Operating Officer upon the hiring of Lynn S. Schweinfurth as the Company’s Executive Vice President and Chief Financial Officer, effective as of January 28, 2019.
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
Lynn S. Schweinfurth. Ms. Schweinfurth joined Red Robin as Executive Vice President and Chief Financial Officer in January 2019. Ms. Schweinfurth previously served as Vice President, Chief Financial Officer and Treasurer of Fiesta Restaurant Group since 2012 and was appointed Senior Vice President of Fiesta Restaurant Group in February 2015. From 2010 to 2012, she served as Vice President of Finance and Treasurer of Winn-Dixie Stores, Inc. Ms. Schweinfurth was Chief Financial Officer of Lone Star Steakhouse and Texas Land & Cattle from 2009 to 2010. She was Vice President, Finance, at Brinker International, Inc. from 2004 to 2009. Prior to 2004, Ms. Schweinfurth served in various corporate finance positions at Yum Brands, Inc. and PepsiCo, Inc.
Dean Cookson. Mr. Cookson joined Red Robin as Senior Vice President and Chief Information Officer in September 2017. Prior to joining Red Robin, Mr. Cookson served as Vice President and Chief Technology Officer of Virgin America Inc. from February 2011 to January 2017. He served as Vice President of Business Development at Basho Technologies, Inc. from April 2010 to February 2011. Prior to joining Basho, he served as Chief of Operations for Snapfish from June 2009 to April 2010. He also served as VP of Systems and Support Operations at Snapfish from February 2007 to June 2009. Prior to joining Snapfish, he served as Director of Production Operations at LookSmart Group, Inc. from 2002 to 2007.
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
Competition
The restaurant industry is highly competitive and our Guests may choose to purchase food at supermarkets or other food retailers. Although, for some occasions, we compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants, our primary competition is with other sit-down, casual dining restaurants within the casual dining segment. In addition, we compete to attract Guests for off-premise dining occasions, including online ordering, delivery, to-go, and catering. The number, size, and strength of competitors vary by region, concept, market, and even restaurant. We compete on the basis of taste, quality, price of food and related guest value, guest service, ambiance, location, and overall dining experience.

We believe our guest demographics, strong brand recognition, gourmet burger concept, family-friendly atmosphere, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our full service competitors. We believe we compete favorably with respect to each of these factors. Our competitors include well-established national chains which have more substantial marketing resources. We also compete with many other restaurant and retail establishments for team members.
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
Trademarks
We have a number of registered trademarks and service marks, including the Red Robin®, Red Robin Gourmet Burgers®, Red Robin America’s Gourmet Burgers & Spirits®, Red Robin Burger Works®, “YUMMM®”, Red Robin Gourmet Burgers and BrewsTM, and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these marks, among others, with the United States Patent and Trademark Office, and we have applied to register various trademarks in certain other international jurisdictions.
In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe our trademarks, service marks, and other intellectual property rights have significant value and are important to our brand building efforts and the marketing of our restaurant concept.
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

•
our business objectives and strategic plans, including growth in guest traffic and revenue, improvements in operational efficiencies and expense management, enhancing our restaurant environments and guest engagement, expanding our restaurant base, and designing, testing, and implementing restaurant development activities;

•	our ability to grow our average check and increase sales of incremental items;

•	our focus on attracting new Guests while retaining loyal Guests and our initiatives targeted at adult Guests as our restaurant concept evolves;

•	our ability to grow sales through menu and service enhancement;

•	our pricing strategy and any future price increases and their effect on guest traffic and ordering choices, and, as a result, our revenue and profit;

•
the timing and cost of our investment and implementation of improvements in our information technology systems and data infrastructure to support guest service and engagement and the digital guest experience, and anticipated related benefits;

•	anticipated Company growth and development strategy, including the anticipated number and type of new restaurants, and the timing of such openings;

•
anticipated restaurant operating costs, including commodity and food prices, labor and energy costs, and selling, general, and administrative expenses, as well as the effect of inflation on such costs and our ability to reduce overhead costs and improve efficiencies;

•	anticipated legislation and other regulation of our business, including minimum wage standards;

•	our brand transformation initiatives, including the anticipated number and timing of restaurant remodels, and expected financial performance of remodeled restaurants;

•
developing, testing, and implementing more recent initiatives, such as online ordering services, third-party delivery services, utilizing an offsite call center to handle to-go orders, developing new to-go packaging, and catering services, and addressing operating issues associated with these initiatives;

•	the amount of capital expenditures in 2019;

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, and working capital requirements in 2019 and beyond;

•	anticipated retention of future cash flows to fund our operations and expansion of our business, to fund growth opportunities, to pay down debt, or to repurchase stock;

•	the sufficiency of the supply of our food, supplies, and labor pool to carry on our business;

•	our franchise program, franchisee new restaurant openings and remodels, potential expansion and other changes to our franchise program, and refranchising efforts;

•	the continuation of our share repurchase program, and other capital deployment opportunities;

•	expectations regarding our operations in Canada and the resulting currency fluctuation risk related thereto;

•	expectations about any future interest rate swap;

•	the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs;

•	expectations regarding competition and our competitive advantages against our casual dining peers; and

•	expectations regarding consumer preferences and consumer discretionary spending.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: the effectiveness of our strategic business improvement initiatives, including the effectiveness of our affordability, service improvement, technology, and off-site initiatives to drive traffic and sales; the effectiveness of our marketing strategies and promotions to achieve restaurant sales growth; our ability to effectively use and monitor social media; uncertainty regarding general economic conditions; concentration of restaurants in certain markets, and lack of market awareness in new markets; changes in consumer disposable income; consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in energy and labor costs, including due to changes in health care, and market wage levels; the success of our refranchising efforts; changes in federal, state, or local laws and regulations affecting the operation of our restaurants, including but not limited to, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; limitations on our ability to execute stock repurchases at all or at the times or in the amounts we currently anticipate due to lack of available share or acceptable stock price levels or other market or Company-specific conditions, or to otherwise achieve anticipated benefits of a share repurchase program; our ability to attract qualified managers and team members; the adequacy of cash flows or available access to capital or debit resources under our credit facility or otherwise to fund operations and growth opportunities; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; weather conditions, and related events in regions where our restaurants are operated; and changes in accounting standards policies, and practices or related interpretations by auditors or regulatory entities.
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
Our business strategy is designed to allow Red Robin to achieve success in a rapidly evolving marketplace. Our strategy focuses on attracting, retaining, and engaging high performance teams, evolving to better serve middle income families, embracing the "gift of time" as a key differentiator, and improving company and 4-wall economics.
Additional initiatives supporting our strategy include online ordering services, using an offsite call center to receive to-go orders, catering services, and delivery of orders directly or through third parties. These initiatives may not result in sustained higher sales. Catering, online ordering, and other out-of-restaurant sales options also involve additional operating procedures for our restaurants and increase reliance on third parties. We may not successfully execute these procedures and are not in control of the experience provided by third parties, which could adversely impact the guest experience and, as a result, harm guest perception of our brand and sales. Our business depends upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance we will be able to develop or implement these or other important strategic initiatives, or that we have, or will have, sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them, which could in turn adversely affect our business.
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
We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage, and retain customers. Our unique loyalty program, “Red Robin Royalty™” has experienced some success in driving sales and guest counts by providing loyal Guests with various incentives and rewards. We intend to continue our focus on serving families while targeting adult occasions, and to grow beverage and food sales, including alcoholic beverages, appetizers and desserts, through menu and service enhancements. We do not have any assurance our marketing strategies will be successful. If our advertising, branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales or guest traffic we expect and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and more extensive national marketing strategies and media usage and we may not be able to successfully compete against those established programs.
Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our restaurant sales and financial performance.
As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain Guests. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal. Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete and making it challenging for us to differentiate our social media messaging. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal.
Social media can be challenging because it provides consumers, employees, and others with the ability to communicate approval or displeasure with a business, in near real time, and provides any individual with the ability to reach a broad audience and with comments that are often not filtered or checked for accuracy. If we are unable to quickly and effectively respond, any negative publicity could "go viral" causing nearly immediate and potentially significant harm to our brand and reputation, whether or not factually accurate. In addition, social media can facilitate the improper disclosure of proprietary information, exposure of personally identifiable information, fraud, or out-of-date information.
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
Moreover, we accept electronic payment cards from our Guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our Guests, Team Members, and vendors, and we process guest payments using payment information. Customers and employees have a high expectation we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. Although we employ security technologies and practices, and have taken other steps to try to prevent a breach, we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyber attacks. If we have experienced, or in the future experience, a security breach, we could become subject to claims, lawsuits, or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a consumer cyber security “bill of rights” for our Guests, which includes a number of procedures designed to increase transparency and address our guests’ concerns regarding data breaches (whether actual or perceived), this policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and guest confidence. We maintain a separate insurance policy covering cyber security risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, in light of recent court rulings and amendments to policy forms, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to a cyber attack and breaches if credit and debit card information is stolen.
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
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages in a family-friendly atmosphere. Our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors’ use of significant advertising and food discounting could influence our guests’ dining choices. One of our strategies is to provide a balance of both family-friendly and adult-focused guest experiences. There is no assurance this balance will be successful or that it will not negatively affect our family guest experience.
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
We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases, as well as risks related to renewal.
As of December 30, 2018, 447 of our 484 Company-owned restaurants are located on leased premises. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.
In addition, as each of our leases expires, there can be no assurance we will be able to renew our expiring leases after the expiration of all remaining renewal options, either on commercially acceptable terms or at all. As a result we may incur additional costs to operate our restaurants, including increased rent and other costs related to the negotiation of terms of occupancy of an existing leased premise. If we are unable to renew a lease or determine not to renew a lease, there may be costs related to the relocation and development of a replacement restaurant or, if we are unable to relocate, reduced revenue.

The global and domestic economic environment may negatively affect frequency of guest visits and average ticket spend at our restaurants, which would negatively affect our revenues and our results of operations.
The global and domestic economic environment affects the restaurant industry, and may negatively affect us directly and indirectly through our customers, distributors, and suppliers. These conditions include unemployment, weakness and lack of consistent improvement in the housing markets, downtrend or delays in residential or commercial real estate development, volatility in the U.S. stock market and in other financial markets, inflationary pressures, wage rates, tariffs and other trade barriers, reduced access to credit or other economic factors that may affect consumer confidence. As a result, our Guests may be apprehensive about the economy and maintain or further reduce their level of discretionary spending. This could affect the frequency with which our Guests choose to dine out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. Also, our Guests may choose to purchase food at supermarkets or other food retailers. We believe there is a risk that prolonged negative or uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently or at lower priced restaurants on a more permanent basis, which would have a negative effect on our profitability as we spread fixed costs across a lower level of sales.
Changes in consumer buying patterns, particularly due to declines in traffic near our leased locations, and the increase in popularity of e-commerce sites and off premise sales, may affect our revenues, operating results, and liquidity.

The success of our restaurants depends in large part on leased locations. Our restaurants are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract Guests to our restaurants. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. E-Commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our restaurants could negatively affect our restaurant sales. In addition, desirable locations for the relocation of existing restaurants may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
In the last several years, off premise sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our online, to-go, catering, and delivery services to drive off premise sales, there can be no guarantee we will be able to continue to increase our off premise sales. Off premise sales could also cannibalize dine in sales, or our systems and procedures may not be sufficient to handle off premise sales, which may require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them a commission, which lowers our profit margin on those sales. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales.

Our operations are susceptible to the changes in cost and availability of commodities which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, potential imposition of tariffs on imports from other countries, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2018, 62.3% of our estimated 2019 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times during 2019. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
We may experience interruptions in the delivery of food and other products from third parties.
Our restaurants depend on frequent deliveries of fresh produce, food, beverage and other products. This subjects us to the risk of interruptions in food and beverage supplies that may result from a variety of causes including, but not limited to, outbreaks of food-borne illness, disruption of operation of production facilities, the financial difficulties, including bankruptcy of our suppliers or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products.
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
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable guest proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position. There can be no assurance we will be able to successfully respond to changing consumer preferences, including with respect to new technologies or to effectively adjust our product mix, service offerings, and marketing initiatives for products and services that address, and anticipate advances in, technology, and market trends. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results could be harmed.
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
The expansion of our restaurant base depends in large part on our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants, or the inability to profitably operate them once opened, could materially and adversely affect our planned growth. The success of our expansion strategy and the success of new restaurants depends upon numerous factors, many of which are beyond our control, including the following:

•
changes to our volatility in the macroeconomic environment nationally and regionally, which could affect restaurant-level performance and influence our decisions on the rate of expansion, timing, and the number of restaurants to be opened;

•	competition in our markets and general economic conditions that may affect consumer spending or choice;

•	identification of and ability to secure an adequate supply of available and suitable restaurant sites;

•	timely adherence to development schedules;

•	cost and availability of capital to fund restaurant expansion and operation;

•	negotiation of favorable lease and construction terms;

•	the availability of construction materials and labor;

•	our ability to manage construction and development costs of new restaurants;

•	unforeseen environmental problems with new locations;

•	securing required governmental approvals and permits, including liquor licenses, in a timely manner or at all;

•	our ability to locate, hire, train, and retain qualified operating personnel to staff our new restaurants, especially managers;

•	our ability to attract and retain Guests;

•	weather, natural disasters, and other calamities; and

•	our ability to operate at acceptable profit margins.
We are subject to the risks presented by acquisitions or refranchising.
As part of our expansion efforts, we have acquired some of our franchised restaurants in the past. In the future, we may, from time to time, consider opportunistic acquisitions or dispositions of restaurants. We have also identified certain markets where we are pursuing refranchising with quality operators. Any future acquisitions or dispositions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things:

•	the difficulty of integrating operations and personnel;

•	the potential disruption to our ongoing business;

•	the potential distraction of management;

•	the effect on selling, general, and administrative expenses and earnings;

•	the inability to maintain uniform standards, controls, procedures and policies; and

•	the impairment of relationships with Team Members and Guests as a result of changes in ownership and management.
New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for six months or more.
New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants in the comparable restaurant base. There is no assurance new restaurants in the future will continue to experience success. It takes approximately six months or more for new restaurants to reach normalized operating levels due to inefficiencies and other factors typically associated with new restaurants. These factors include operating costs, which are often significantly greater during the first several months of operation, and fluctuating guest counts at new locations, as well as competition from our competitors or our own restaurants, consumer acceptable of our restaurants in new markets and lack of market awareness of our brand in a new market. Further, there is no assurance our less mature restaurants will attain operating results similar to those of our existing restaurants.
The large number of Company-owned restaurants concentrated in the western United States makes us susceptible to changes in economic and other trends in that region.
As of December 30, 2018, a total of 181 or 37.4% of all Company-owned restaurants, representing 45.1% of restaurant revenue, were located in the western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, and Washington state). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the western United States, as well as regional differences in the legal, regulatory, and litigation environment, could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
Our revenues and operating results may fluctuate significantly due to various risks and unexpected circumstances, including increases in costs, seasonality, weather, and other factors outside our control.
We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be negatively affected. These risks include but are not limited to: extended periods of inclement weather which may affect guest visits as well as limit the availability and cost of key commodities such as beef, poultry, potatoes, and other items that are important ingredients in our products; material disruptions in our supply chain; changes in borrowings and interest rates; changes to accounting methods or principles; impairment of long-lived assets, including goodwill, and losses on restaurant closures; and unanticipated expenses from natural disasters and repairs to damaged or lost property.
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
We rely on our senior executive team for the development and execution of our business strategy and the loss of any member of our senior executive team could negatively affect our operating results.
Key members of our senior executive management team are central to our success and difficult to replace. We may be unable to retain them or attract other highly qualified senior executives, particularly if we do not offer competitive employment terms. The loss of the services of any of our key senior executives or the failure to implement an appropriate succession plan could prevent us from achieving our business strategy and initiatives, which could adversely affect our operating results.
If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.
We must continue to attract, retain, and motivate a sufficient number of qualified management and operating personnel to maintain consistency in the quality of our restaurants. Qualified management and operating personnel are currently in high demand. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively could be limited and the guest experience could be negatively affected, leading to a decline in traffic and sales.
Our franchisees could take actions that could harm our business, expose us to liability or damage our reputation.
Franchisees are independent entities and are not our employees, partners, or affiliates. We share with our franchisees what we believe to be best practices in the restaurant industry; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. In addition, as independent businesses, franchisees may not be required to comply with the same levels of business or regulatory compliance we are. While we try to ensure the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot provide assurance our franchisees will avoid actions that negatively affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation and the image and reputation of other franchisees may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate restaurants according to our standards.
Further, we are subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Also, there may be circumstances in which we may be held liable for the actions of our franchisees. In a 2014 action, the National Labor Relations Board (NLRB) alleged McDonald’s USA, LLC (the parent-franchisor company for McDonald’s restaurants) could be jointly liable for labor and wage violations by its franchisees. Although the parties reached a proposed settlement in March 2018, the administrative law judge in the action rejected the proposed settlement in July 2018. If the action is not settled and results in an adverse outcome against McDonald’s USA, liability for franchisees’ overtime, wage, or union-organization violations could be pursued against us. Failure to comply with the laws and regulations governing our franchisee relationships or adverse decisions similar to the above-described NLRB action could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.
Decreased cash flow from operations, or an inability to access credit could negatively affect our business initiatives or may result in our inability to execute our revenue, expense, and capital deployment strategies.
Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit agreement. Our capital deployment strategies include but are not limited to paying down debt, new restaurant development, investment in advertising, repurchases of our stock, and franchise expansion. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions and any resulting negative effect on our net income, cash flows, or other relevant financial performance metrics under our revolving credit facility could affect our ability to borrow or comply with our covenants under that facility. Moreover, any repurchase by us of our shares of common stock will further reduce cash available for operations and future growth, as well as debt repayment.
Our future success depends on our ability to protect our intellectual property.
Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin, Red Robin Gourmet Burgers®, Red Robin America’s Gourmet Burgers & Spirits®, Red Robin Burger Works®, “YUMMM®”, Red Robin Gourmet Burgers and BrewsTM, and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these names and logos, among others, with the United States Patent and Trademark Office and in Canada and we have applied to register various trademarks in certain other international jurisdictions. Our trademarks could be infringed in ways that leave us without redress, such as by imitation or by filings by others in jurisdictions where we are not currently registered. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect these trade secrets and proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts, and recipes. Consequently, our business could be negatively affected and less profitable if we are unable to successfully defend and protect our intellectual property.
We are subject to economic, political, regulatory, and other risks related to our international operations.
As of December 30, 2018, we owned 18 Red Robin restaurants in Canada and may have further international expansion in the future. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from and incremental to those in the United States. In addition to the risks we face in the United States, our international operations involve risks that could adversely affect our business, including:

•	the need to adapt our brand for specific cultural and language differences;

•	new and different sources of competition;

•	difficulties and costs associated with staffing and managing foreign operations;

•	difficulties in adapting and sourcing product specifications for international restaurant locations;

•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	difficulties in complying with local laws, regulations, and customs in foreign jurisdictions;

•	unexpected changes in regulatory requirements;

•	political or social unrest and economic instability;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and similar laws in foreign jurisdictions;

•	differences in enforceability of intellectual property and contract rights;

•	adverse tax consequences;

•	profit repatriation and other restrictions on the transfer of funds; and

•	different and more stringent user protection, data protection, privacy and other laws.
Our failure to manage any of these risks successfully could harm our future international operations and our overall business, and results of our operations.
Risks Related to the Restaurant Industry
Food safety and food-borne illness concerns and any related unfavorable publicity could have an adverse effect on our business.
We dedicate substantial resources to ensuring our Guests enjoy safe, quality food products. Nonetheless, restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation regarding poor food quality, food-borne illness, personal injury, food tampering, communicable disease, adverse health effects of consumption of various food products or high-calorie foods, or other concerns. Food safety issues also could be caused by food suppliers or distributors and, as a result, could be out of our control. Regardless of the source or cause, any report of food-borne illnesses such as E. coli, norovirus, listeria, hepatitis A, salmonella, or trichinosis, as well as other food safety issues including food tampering or contamination, at one of our or a franchisee’s restaurants, could adversely affect our reputation and have a negative impact on our sales. The occurrence of food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

Health concerns relating to the consumption of beef, chicken, or other food products could affect consumer preferences and could negatively affect our results of operations.
Consumer preferences could be affected by health concerns about food-related illness, the consumption of beef (which is the key ingredient in many of our menu items), or negative publicity or publication of government or industry findings concerning food quality, illness, and injury. Further, consumers may react negatively to reports concerning our food products or health or other concerns or operating issues stemming from one or more of our restaurants. Such negative publicity, whether or not valid, may negatively affect demand for our food and could result in decreased guest traffic to our restaurants. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business and negatively affect our profitability.
Our business could be adversely affected by increased labor costs, including costs related to the increase in minimum wage and new heath care laws.
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant Team Members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the federal minimum wage, including Oregon, California, Washington, and New York. For example, Oregon enacted legislation that increased its minimum wage to employers in Oregon through a series of annual minimum wage rate increases, with increases from $9.25 an hour from the time of its initial effective date in July 2016, up to $14.75 in the Portland metro area (and lower rates outside of Portland), effective in July 2022. Beginning July 1, 2023, the minimum wage rate in Oregon will be indexed to inflation based on the consumer price index. We anticipate additional legislation increasing minimum wage standards will be enacted in future periods and in other jurisdictions. In the past, many of our eligible Team Members chose not to participate in our Company-sponsored health care plans for various reasons but we expect to continue to see increased costs due to the impact of changes in the health care laws, including as a result of any repeal, replacement or other significant modifications of The Patient Protection and Affordable Care Act of 2010 (the "PPACA"). Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. In the past, we have been able to offset increases in labor costs by improving our productivity or changing staffing models in our restaurants or by taking gradual increases in pricing, but there is no guarantee we can continue to do so in the future. If our labor costs increase and we are not able to offset costs through productivity or efficiency gains from changing staffing models, or to pass along the costs in the form of increased prices to our Guests, then it could have a material adverse effect on our results of operations. Further, if we change staffing models in our restaurants due to labor costs or any labor shortages, it could negatively impact our ability to provide adequate service levels to our Guests, which could result in adverse guest reactions and a possible reduction in guest traffic at our restaurants.
Our failure to remain in compliance with governmental laws and regulations as they continually evolve, and the associated costs of compliance, could cause our business results to suffer.
Our business is subject to various federal, state, and local government laws and regulations, including, among others, those relating to our employees, public health and safety, food safety, alcoholic beverage control, public accommodations, financial and disclosure reporting and controls, and consumer health regulations, including those pertaining to nutritional content and menu labeling such as the Affordable Care Act, which requires restaurant companies such as ours to disclose calorie information on their menus. These laws and regulations continually evolve and change, and compliance may be costly and time-consuming. Moreover, we may fail to maintain compliance with all laws and regulations despite our best efforts. Changes in applicable laws and regulatory requirements, or failure to comply with them could result in, among other things, increased exposure to litigation, administrative enforcement actions or governmental investigations or proceedings; revocation of required licenses or approvals; fines; and civil and criminal liability. These negative consequences could increase the cost of or interfere with our ability to operate our business and execute our strategies.
Various federal, state, and local employment laws govern our relationship with our Team Members and affect operating costs. These laws govern employee classification, wage rates and payment requirements including tip credit laws and overtime pay, meal and rest breaks, unemployment and other taxes, health care and benefits, workers’ compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all of our Team Members to provide us with the government-specified documentation evidencing their employment eligibility, some of our Team Members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. A number of other factors could adversely affect our operating results, including:

•	additional government-imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence, sick leave, and mandated health benefits;

•	increased tax reporting and tax payment requirements for employees who receive gratuities;

•	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and

•	increased employee litigation including claims under federal and/or state wage and hour laws.
We are subject to “dram shop” statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to such intoxicated person. Failure to comply with alcoholic beverage control or dram shop regulations could subject us to liability and could negatively affect our business.
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
Our current insurance may not provide adequate levels of coverage against claims.
There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against. Such losses could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our employee health, workers’ compensation, general liability, property and cyber insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations and liquidity. Failure to obtain and maintain adequate directors’ and officers’ insurance could materially adversely affect our ability to attract and retain qualified officers and directors.

Risks Related to Owning Our Stock
The market price of our common stock is subject to volatility, which could in turn attract the interest of activist stockholders.
During fiscal 2018, the price of our common stock fluctuated between $25.46 and $74.11 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall. Moreover, such volatility could attract the interest of activist stockholders. Responding to activist stockholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.
Any failure to repurchase the Company’s stock up to the maximum amounts permitted under our previously announced repurchase program may negatively impact investor perception of us and may affect the market price and volatility of our stock.
Our stock repurchase program may require us to use a significant portion of our cash flow from operations and/or may require us to incur indebtedness utilizing our existing credit facility or some other form of debt financing. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented by proceeds from the exercise of employee stock options and our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. The inability to complete stock repurchases under our previously announced repurchase program may negatively impact investor perception of us, and may therefore affect the market price and volatility of our stock.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
We currently lease the real estate for most of our Company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to over 15 years excluding options to extend. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted gross restaurant sales in excess of specified levels. We record a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines achieving the specified levels during the year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs.
We own real estate for 37 Company-owned restaurants located in Arizona (4); Arkansas (1); California (1); Colorado (4); Florida (1); Georgia (1); Illinois (1); Indiana (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (4); Pennsylvania (3); Texas (5); Virginia (4); and Washington (2).
Our corporate headquarters is located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2025. We operate a test kitchen and training facility located in Englewood, Colorado under a lease that expires December 31, 2022.
Our current prototype for new Red Robin restaurants is approximately 4,500 to 5,800 square feet with a capacity of approximately 145 to 200 seats. We develop restaurants under ground leases on which we build our own restaurant in addition to using in-line, end cap, and mall locations. As of December 30, 2018, our restaurant locations comprised approximately 3 million square feet.
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

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Global Select Market under the symbol RRGB. As of February 25, 2019, there were 97 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2018 and 2017. We currently anticipate we will retain any future cash flow to fund our operations and expand our business, to pay down debt or to repurchase shares. In addition, our credit agreement may limit us from declaring or paying any dividends, or marking any other repurchases on any of our shares under certain circumstances, and we are subject to the leverage ratio under our credit agreement.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 30, 2018, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock. The increased share repurchase authorization became effective on August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The table below provides a summary of the Company's purchases of its own common stock during the fourth quarter of 2018.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
10/8/18-11/4/18	11,800	$35.36	20,400	$74,246
11/5/18-12/2/18	11,400	$34.32	31,800	$73,855
12/3/18-12/30/18	10,800	$30.49	42,600	$73,526
Pursuant to Publicly Announced Plans or Programs(2)	34,000
(1) The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods.
(2) Since August 9, 2018, when the increase in the share repurchase program was originally authorized, the Company has purchased 42,600 shares for a total of $1.5 million. Prior to the increase in the share repurchase authorization, the program had a remaining authorized purchase limit of $53.9 million out of the $100.0 million authorization from February 2016.

Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders’ return on Common Stock of the Company since December 29, 2013, with the cumulative total return over the same period for (i) the Russell 3000 Index, and (ii) the S&P 600 Restaurants Index.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 29, 2013, the last trading day in the Company’s 2013 fiscal year, in the Company’s Common Stock and in each of the indices.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and S&P 600 Restaurants Index

	Fiscal Years Ended
	December 29, 2013	December 28, 2014	December 27, 2015	December 25, 2016	December 31, 2017	December 30, 2018
Red Robin Gourmet Burgers, Inc.	$100.00	101.61	82.22	75.06	74.99	35.53
Russell 3000	100.00	113.87	113.27	127.15	151.55	141.59
S&P 600 Restaurants	100.00	125.53	120.34	142.90	148.34	160.86
___________________________________

*	$100 invested on December 29, 2013 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.

ITEM 6.    Selected Financial Data
The table below contains selected consolidated financial and operating data. The statement of operations and comprehensive income (loss), cash flow, and balance sheet data for each fiscal year has been derived from our consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
(in thousands, except per share data)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Operations Data:
Revenue:
Restaurant revenue	$1,316,209	$1,365,060	$1,280,669	$1,238,898	$1,129,135
Total revenues(1)	1,338,563	1,387,566	1,303,187	1,265,215	1,153,988
Total costs and expenses(2)(3)(4)(5)(6)	1,349,048	1,348,534	1,291,617	1,198,170	1,109,304
Income (loss) from operations	(10,485)	39,032	11,570	67,045	44,684
Net income (loss)	(6,419)	30,019	11,725	47,704	32,561
Earnings per share:
Basic	$(0.49)	$2.33	$0.88	$3.40	$2.29
Diluted	$(0.49)	$2.31	$0.87	$3.36	$2.25
Shares used in computing earnings per share:
Basic	12,976	12,899	13,332	14,042	14,237
Diluted	12,976	12,998	13,462	14,216	14,447
Balance Sheet Data:
Cash and cash equivalents	$18,569	$17,714	$11,732	$22,705	$22,408
Total assets	843,941	910,615	918,545	839,979	735,889
Long-term debt, including current portion	203,575	277,313	347,838	210,847	147,896
Total stockholders’ equity	382,805	387,435	348,053	374,311	359,771
Cash Flow Data:
Net cash provided by operating activities	$126,295	$156,607	$98,957	$140,923	$123,581
Net cash used in investing activities	(49,836)	(83,290)	(199,379)	(169,111)	(155,278)
Net cash provided by (used in) financing activities	(74,298)	(67,924)	89,333	28,767	37,051
Selected Operating Data:
Net sales per square foot in Company-owned restaurants	$441	$461	$449	$466	$462
Total operating weeks(7)	25,165	25,038	23,799	22,006	20,070
Company-owned restaurants open at end of period	484	480	465	439	415
Franchised restaurants open at end of period	89	86	86	99	99
Comparable restaurant net sales (decrease) increase(8)(9)	(2.6)%	0.7%	(3.3)%	2.1%	3.1%
___________________________________

(1)
Franchise and other revenue for 2015 and 2014 were previously reported as $18.7 million and $17.0 million with adjustments of $7.6 million and $7.9 million, resulting in an adjusted amount of $26.3 million and $24.9 million. Please see Note 2, Revenue for a further discussion of reclassifications recorded in connection with Topic 606.

(2)
2018 includes pre-tax non-cash asset impairment charges of $28.1 million related to the impairment of 41 restaurants, 19 of which had immaterial impairments, $4.8 million related to litigation costs, and $2.9 million related to the disposal of smallwares.

(3)	2017 includes pre-tax non-cash asset impairment charges of $6.9 million related to the impairment of 13 restaurants.

(4)
2016 includes pre-tax non-cash asset impairment charges of $24.4 million related to the impairment of 19 restaurants, $2.5 million related to software impairment, and $0.8 million related to the relocation of a restaurant. 2016 also includes pre-tax costs of $6.7 million related to the closure of nine Red Robin Burger Works restaurants, $3.9 million related to litigation costs, and $0.7 million related to acquiring 13 franchised restaurants.

(5)	2015 includes pre-tax non-cash asset impairment charges of $0.6 million related to the impairment of two restaurants.

(6)
2014 includes pre-tax costs of $1.8 million related to acquiring 36 franchised restaurants. 2014 also includes a pre-tax non-cash asset impairment charge of $8.8 million, of which $7.6 million related to the impairment of in-development software, and $1.2 million related to the impairment of three restaurants.

(7)	Total operating weeks represent the number of weeks that the Company-owned restaurants were open during the reporting period.

(8)	Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” for a further discussion of our comparable restaurant designation.

(9)
Comparable restaurant sales decrease and average annual comparable restaurant sales volumes for 2018 were calculated on a 52-week basis by adjusting fiscal 2017 to exclude the first week of 2017. Comparable restaurant sales decrease and average annual comparable restaurant sales volumes for 2017 were calculated on a 53-week basis by adjusting fiscal year 2016 as if there were 53 weeks.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Description of the Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our,” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 573 locations in North America. As of December 30, 2018, the Company’s fiscal year end, we operated 484 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 89 casual-dining restaurants operated by franchisees in 16 states as of December 30, 2018. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company’s fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a fifty-third week once every five or six years. Our discussion for fiscal year 2018, which ended on December 30, 2018, refers to a 52-week period. Our discussion for fiscal year 2017, which ended on December 31, 2017, refers to a 53-week period, with the fifty-third week occurring in the fourth quarter. Our discussion for fiscal year 2016, which ended on December 25, 2016, refers to a 52-week period. In fiscal year 2017, the fifty-third week comprised $32.6 million of restaurant revenue and approximately $4.1 million of net income.
Financial and Operational Highlights
The following summarizes the financial and operational highlights of 2018 and our 2019 outlook:

•	Financial Performance.

◦
Restaurant revenue decreased $48.9 million, or 3.6%, to $1.3 billion for the 52 weeks ended December 30, 2018 as compared to $1.4 billion for the 53 weeks ended December 31, 2017. The decrease was primarily due to a $33.7 million, or 2.6%, decrease in comparable restaurant revenue, a $32.6 million decrease related to the additional revenue in the first week of 2017 (which had 53 weeks), and a $5.3 million decrease from closed restaurants, offset by a $22.7 million increase from newly opened restaurants. In 2019, the Company expects comparable restaurant sales growth of 0 to 150 basis points, and increased operating weeks associated with locations opened in 2018.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 140 basis points to 81.0% in 2018 compared to 79.6% in 2017. The increase was primarily due to higher other operating costs, occupancy costs, and food and beverage costs, as a percentage of restaurant revenue, and was partially offset by a reduction in labor costs as a percentage of restaurant revenue.

◦
Net loss was $6.4 million in 2018, a decrease of $36.4 million compared to net income of $30.0 million in 2017. The additional week in 2017 contributed approximately $4.1 million to net income in the prior year. Diluted loss per share was $0.49 in 2018 as compared to diluted earnings per share of $2.31 in 2017. Excluding the impact of $1.60 per diluted share related to asset impairment, $0.27 per diluted share related to litigation contingencies, $0.18 per diluted share related to reorganization costs, and $0.17 per diluted share related to smallwares disposal, net income per diluted share in 2018 was $1.73. Excluding the impact of a $0.40 per diluted share related to asset impairment, which was partially offset by a benefit of $0.22 per diluted share related to deferred tax liability remeasurement due to tax reform, net income per diluted share in 2017 was $2.49.

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

•
Restaurant Development. During 2018, we opened eight Company-owned Red Robin restaurants, and relocated one Red Robin restaurant. During 2019, we will pause on new corporate growth development as we execute our long-term strategy which includes developing new restaurant prototypical designs in 2019.

Restaurant Data
The following table details data pertaining to the number of Company-owned and franchised restaurants for the fiscal years 2018, 2017, and 2016.

	2018	2017	2016
Company-owned:
Beginning of period	480	465	439
Opened during the period	8	18	26
Acquired from franchisee	—	—	13
Closed during the period	(4)	(3)	(13)
End of period	484	480	465
Franchised:
Beginning of period	86	86	99
Opened during the period	3	1	—
Sold or closed during the period	—	(1)	(13)
End of period	89	86	86
Total number of restaurants	573	566	551

Results of Operations
Operating results for each fiscal year presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenues:

	2018	2017	2016
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Revenues:
Restaurant	98.3%	98.4%	98.3%
Franchise royalties and fees	1.3	1.3	1.4
Other revenue	0.4	0.3	0.3
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.8	23.5	23.3
Labor	34.7	34.8	34.3
Other operating	13.8	13.1	13.1
Occupancy	8.7	8.3	8.4
Total restaurant operating costs	81.0	79.6	79.1
Depreciation and amortization	7.1	6.7	6.7
Selling, general, and administrative	11.0	11.3	11.1
Pre-opening and acquisition costs	0.2	0.4	0.6
Other charges	2.9	0.5	3.0
(Loss) income from operations	(0.8)	2.8	0.9
Other (income) expense:
Interest expense	0.8	0.8	0.6
Interest income and other, net	—%	(0.1)	—%
Total other expenses	0.8	0.7	0.6
(Loss) income before income taxes	(1.6)	2.1	0.3
Income tax (benefit) provision	(1.1)	(0.1)	(0.5)
Net (loss) income	(0.5)%	2.2%	0.9%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as the fact that restaurant operating costs are expressed as a percentage of restaurant revenues and not total revenues.

Revenues

(Revenues in thousands)	2018	2017	2018 - 2017 Percent Change	2016	2017 - 2016 Percent Change
Restaurant revenue	$1,316,209	$1,365,060	(3.6)%	$1,280,669	6.6%
Franchise revenue	17,409	17,681	(1.5)%	17,955	(1.5)%
Other revenue	4,945	4,825	2.5%	4,563	5.7%
Total revenues	$1,338,563	$1,387,566	(3.5)%	$1,303,187	6.5%
Average weekly net sales volumes in Company-owned restaurants(1)	$52,303	$54,522	(4.1)%	$53,851	1.2%
Total operating weeks	25,165	25,038	0.5%	23,799	5.2%
Net sales per square foot	$441	$461	(4.3)%	$449	2.7%
___________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for fiscal years 2017 and 2016 for Company-owned restaurants was $54,520 and $53,812. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue, which comprises almost entirely food and beverage sales, decreased by $48.9 million, or 3.6%, for the 52 weeks ended December 30, 2018 as compared to the 53 weeks in 2017. The decrease was primarily due to a $33.7 million, or 2.6%, decrease in comparable restaurant revenue, a $32.6 million decrease related to the additional revenue in the first week of 2017 (which had 53 weeks), and a $5.3 million decrease from closed restaurants, offset by a $22.7 million increase in revenue from newly opened restaurants. The comparable restaurant revenue decrease was driven by a 1.5% decrease in guest counts, and a 1.1% decrease in average guest check. The decrease in average guest check resulted from a 0.8% increase in pricing offset by a 1.9% decrease in menu mix.
Restaurant revenue increased by $84.4 million, or 6.6%, for the 53 weeks ended December 31, 2017 as compared to the 52 weeks in 2016. The additional week in 2017 contributed approximately $29.8 million in restaurant revenue. The remaining increase was primarily due to a $57.0 million increase in revenue from newly opened restaurants and a $8.1 million, or 0.7%, increase in comparable restaurant revenue, partially offset by a $10.5 million decrease from closed restaurants. The comparable restaurant revenue increase was driven by a 0.4% increase in guest counts, a 0.2% increase in average guest check, and a 0.1% favorable foreign exchange impact related to our Canadian restaurants. The increase in average guest check resulted from a 1.9% increase in pricing offset by a 1.7% decrease in menu mix.
Average weekly sales volumes represent the total restaurant revenue for all Company-owned Red Robin casual dining restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. New restaurants are restaurants that are open, but by definition are not included in the comparable category because they have not operated for five full quarters. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes, as well as the performance of new and acquired restaurants during the period and the average square footage of our restaurants.
Franchise revenues comprise primarily royalty income and advertising fund contributions. Franchise revenues decreased $0.3 million, or 1.5%, from 2017, primarily related to the decrease of $0.2 million in franchise royalties related to the additional week in 2017. Our franchisees reported that comparable restaurant revenue decreased 0.2% in 2018 as compared to 2017. The decrease in franchise royalties and fees in 2017 from 2016 is primarily related to the loss of royalties from 13 franchised restaurants that we acquired in 2016. The decrease was partially offset by the additional week in 2017 which contributed $0.2 million in franchise royalties. Our franchisees reported that comparable restaurant revenue decreased 1.6% in 2017 as compared to 2016.
Other revenue comprises primarily gift card "breakage" and licensing royalties. For the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, we recognized $3.9 million, $4.0 million, and $3.5 million of gift card breakage.

Cost of Sales

(In thousands, except percentages)	2018	2017	2018 - 2017 Percent Change	2016	2017 - 2016 Percent Change
Cost of sales	$313,504	$320,355	(2.1)%	$298,249	7.4%
As a percent of restaurant revenue	23.8%	23.5%	0.3%	23.3%	0.2%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 30 basis points in 2018 compared to 2017. The increase was primarily driven by higher prices for potatoes, partially offset by lower ground beef and produce prices.
Cost of sales as a percentage of restaurant revenue increased 20 basis points in 2017 compared to 2016. The increase was primarily driven by higher prices for ground beef, potatoes, and seafood, partially offset by lower poultry prices.
Labor

(In thousands, except percentages)	2018	2017	2018 - 2017 Percent Change	2016	2017 - 2016 Percent Change
Labor	$456,262	$475,432	(4.0)%	$439,232	8.2%
As a percent of restaurant revenue	34.7%	34.8%	(0.1)%	34.3%	0.5%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. In 2018, labor as a percentage of restaurant revenue decreased 10 basis points compared to 2017. This decrease was primarily driven by labor model changes, partially offset by an increase in management salaries, training costs, and minimum wage increases in certain states.
In 2017, labor as a percentage of restaurant revenue increased 50 basis points compared to 2016. This increase was primarily driven by increases in management bonus and increases in the minimum wages in certain states, partially offset by a decrease in insurance and training costs.
Other Operating

(In thousands, except percentages)	2018	2017	2018 - 2017 Percent Change	2016	2017 - 2016 Percent Change
Other operating	$182,084	$178,309	2.1%	$167,727	6.3%
As a percent of restaurant revenue	13.8%	13.1%	0.7%	13.1%	—%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. During 2018, other operating costs as a percentage of restaurant revenue increased 70 basis points compared to the prior year, as higher costs of third-party delivery fees, restaurant technology, restaurant supplies, and utility costs were offset by lower janitorial costs.
During 2017, other operating costs as a percentage of restaurant revenue were flat compared to the prior year, as higher costs of third-party delivery fees and restaurant technology were offset by lower costs for equipment repairs and maintenance and utilities.
Occupancy

(In thousands, except percentages)	2018	2017	2018 - 2017 Percent Change	2016	2017 - 2016 Percent Change
Occupancy	$114,146	$112,753	1.2%	$107,408	5.0%
As a percent of restaurant revenue	8.7%	8.3%	0.4%	8.4%	(0.1)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. In 2018, occupancy costs as a percentage of restaurant revenue increased 40 basis points compared to the prior year. The increase was primarily due to sales deleverage, partially offset by a decrease in general liability insurance. Our fixed rents for the fiscal years ended December 30, 2018 and December 31, 2017 were $76.6 million and $76.1 million, an increase of $0.5 million due to 25 locations opened and acquired since the beginning of 2017.
In 2017, occupancy costs as a percentage of restaurant revenue decreased 10 basis points over the prior year, primarily due to sales deleverage, partially offset by an increase in general liability insurance. Our fixed rents for the fiscal years ended December 31, 2017 and December 25, 2016 were $76.1 million and $71.9 million, an increase of $4.2 million due to 41 locations opened and acquired since 2016.
Depreciation and Amortization

(In thousands, except percentages)	2018	2017	2018 - 2017 Percent Change	2016	2017 - 2016 Percent Change
Depreciation and amortization	$95,371	$92,545	3.1%	$86,695	6.7%
As a percent of total revenues	7.1%	6.7%	0.4%	6.7%	—%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. In 2018, depreciation and amortization increased $2.8 million, or 3.1%, compared to 2017, primarily related to new restaurants opened since 2017.
In 2017, depreciation and amortization increased $5.9 million, or 6.7%, compared to 2016, primarily related to new restaurants opened and acquired since 2016 and restaurants remodeled under our brand transformation initiative since 2016.
Selling, General, and Administrative

(In thousands, except percentages)	2018	2017	2018 - 2017 Percent Change	2016	2017 - 2016 Percent Change
Selling, general, and administrative	$146,458	$156,656	(6.5)%	$144,633	8.3%
As a percent of total revenues	11.0%	11.3%	(0.3)%	11.1%	0.2%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include: marketing and advertising costs; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; board of directors’ expenses; and corporate, regional, and franchise support salaries and benefits.
Selling, general, and administrative costs in 2018 decreased $10.2 million, or 6.5%, as compared to 2017. The decrease was primarily due to decreases in incentive compensation, salaries related to the reorganization in first quarter 2018, and advertising expenses.
Selling, general, and administrative costs in 2017 increased $12.0 million, or 8.3%, as compared to 2016. The increase was primarily due to an increase in advertising, incentive compensation, travel and entertainment, and professional services costs, partially offset by higher salaries.
Pre-opening and Acquisition Costs

(In thousands, except percentages and restaurant openings)	2018	2017	2018 - 2017 Percent Change	2016	2017 - 2016 Percent Change
Pre-opening and acquisition costs(1)	$2,092	$5,570	(62.4)%	$8,025	(30.6)%
As a percent of total revenues	0.2%	0.4%	(0.2)%	0.6%	(0.2)%
Number of restaurants opened during year	8	18	(55.6)%	26	(30.8)%
Average per restaurant pre-opening costs	$262	$309	(15.2)%	$281	10.0%
___________________________________

(1)	Acquisition costs in 2016 related to the acquisition of 13 Red Robin franchised restaurants in the United States totaled $0.7 million.
Pre-opening costs, which are expensed as incurred, consist of: costs of labor, hiring, and training the initial work force for new restaurants, occupancy costs incurred prior to opening, travel expenses for training teams, supply costs, cost of food and beverages used in training, licenses and marketing, and other direct costs related to the opening of new restaurants. Average per restaurant pre-opening costs represents total costs incurred for those restaurants that opened for business during the periods presented.

Other Charges
During 2018, we determined that 41 Company-owned restaurants were impaired, 19 of which had immaterial impairments. We recognized a non-cash impairment charge of $28.1 million as a result of the current and projected future results of these restaurants. During 2017, we determined that 13 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $6.9 million. During 2016, we determined that 19 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $24.4 million. The Company reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its estimated fair value as determined by management. The impairment charge represents the excess of each restaurant’s carrying amount over its estimated fair value. The fair value measurement for asset impairment is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.
During 2018, the Company recognized pre-tax litigation costs of $4.8 million. During 2016, the Company recognized pre-tax litigation costs of $3.9 million.
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
During 2016, the Company closed nine Red Robin Burger Works restaurants, smaller non-traditional prototypes with limited menu and limited service, that were underperforming relative to Company expectations and recognized $6.7 million of restaurant closure costs. Refer to Note 4, Other Charges.
Interest Expense
Interest expense in 2018, 2017, and 2016 was $10.7 million, $11.0 million, and $7.2 million. Interest expense decreased in 2018 primarily due to a lower average debt balance partially offset by a higher weighted average interest rate. Our weighted average interest rate was 4.2% and 3.7% in 2018 and 2017. Interest expense increased in 2017 primarily due to increased rates on our revolving line. Our weighted average interest rate was 3.7% and 2.4% in 2017 and 2016.
(Benefit) for Income Taxes
The benefit from income taxes was $15.0 million in 2018 compared to a benefit from income taxes of $1.0 million in 2017 and a benefit for income taxes of $6.9 million in 2016. Our effective income tax rate was a 70.0% benefit in 2018, 3.5% benefit in 2017, and 144.9% benefit in 2016. The decrease in the Company's tax expense in 2018 compared to 2017 is primarily attributable to the decrease in earnings before income tax, as well as the decrease in the federal statutory rate from 35% to 21% beginning in 2018. The decrease in our 2017 effective tax rate compared to 2016 was primarily attributable to an increase in earnings before income tax as well as an increase in the FICA tip tax credit.
Liquidity and Capital Resources
General
Cash and cash equivalents increased $0.9 million to $18.6 million at December 30, 2018, from $17.7 million at December 31, 2017. This increase in our cash position was primarily the net result of:

•	$126.3 million of cash provided by operating activities;

•	$50.3 million used for the construction of new restaurants, expenditures for facility improvements, and investments in information technology; and

•	$73.7 million in net repayments on our credit facility and payments on capital leases.
We expect to continue to reinvest available cash flows from operations to invest in existing restaurants and infrastructure, pay down debt, and execute our long-term strategic initiatives.

We intend to reinvest earnings from our restaurants in our Canadian subsidiaries for the foreseeable future. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years (in thousands):

	2018	2017	2016
Net cash provided by operating activities	$126,295	$156,607	$98,957
Net cash used in investing activities	(49,836)	(83,290)	(199,379)
Net cash (used in) provided by financing activities	(74,298)	(67,924)	89,333
Effect of exchange rate changes on cash and cash equivalents	(1,306)	589	116
Net increase (decrease) in cash and cash equivalents	$855	$5,982	$(10,973)
Operating Cash Flows
Net cash provided by operating activities decreased $30.3 million to $126.3 million in 2018. The decrease was primarily driven by a $27.3 million decrease in cash generated from operations, a $10.3 million increase in bonus payout, a $3.3 million increase in reorganization costs; partially offset by a $5.4 million returned vendor deposit, a $3.3 million decrease in corporate salaries, and a $1.5 million decrease in income tax payments.

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
Investing Cash Flows
Net cash flows used in investing activities decreased $33.5 million from $83.3 million in 2017 to $49.8 million in 2018. The decrease was primarily due to decreased investment in restaurant remodels and new restaurant openings in 2018. The following table lists the components of our capital expenditures, net of currency translation effect, for 2018 (in thousands):

Year Ended December 30, 2018
Restaurant maintenance capital	$26,781
Investment in technology infrastructure and other	13,983
New restaurants	9,507
Total capital expenditures	$50,271

Net cash flows used in investing activities decreased $116.1 million from $199.4 million in 2016 to $83.3 million in 2017. The decrease was primarily due to the acquisition of franchised restaurants in 2016, along with decreased investment in restaurant remodels and new restaurant openings in 2017.
In 2019, capital expenditures are expected to be between $50 million and $60 million, including corporate office, systems, maintenance, and restaurant refresh capital, and technology, equipment, and other investments to support growth initiatives.
Financing Cash Flows
Cash used in our financing activities increased $6.4 million to $74.3 million in 2018. This increase primarily resulted from $3.1 million increase in net payments of long-term debt, a $2.5 million decrease in proceeds from exercise of stock options, and a $1.5 million increase in cash used to repurchase the Company’s common stock, partially offset by a $0.7 million decrease in debt issuance costs.
Cash used in our financing activities increased $157.3 million to $67.9 million in 2017. This increase was primarily due to a $203.5 million decrease in net debt borrowings, partially offset by a $46.1 million decrease in cash used to repurchase the Company’s common stock.

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
The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage, or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage, or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%). On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the New Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments under the New Credit Facility. The Amendment was effective through October 7, 2018.
The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 30, 2018, the Company had outstanding borrowings under the New Credit Facility of $192.5 million, in addition to amounts issued under letters of credit of $7.8 million, which reduced the amount available under the New Credit Facility but are not recorded as debt.
Covenants.    We are subject to a number of customary covenants under the New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, stock repurchases, lease commitments, and dividend payments. We are also required to maintain two financial ratios. First, we are required to maintain a lease adjusted leverage ratio below 4.75x EBITDAR as of the end of 2018. Secondly, we are required to maintain a fixed charge coverage ratio minimum of 1.25x our fixed charges. As of December 30, 2018, our lease adjusted leverage ratio was 4.08x and our fixed charge coverage ratio was 1.87x. The lease adjusted leverage ratio, fixed charge coverage ratio, EBITDAR, and fixed charges are defined in Section 1.1 of the Credit Agreement for our New Credit Facility, which is filed as Exhibit 10.32 of this Annual Report on Form 10-K.
Debt Outstanding.    Total debt and capital lease obligations outstanding decreased $73.7 million to $203.6 million at December 30, 2018 from $277.3 million at December 31, 2017, primarily due to net repayments of $73.0 million on the New Credit Facility during 2018.
Stock Repurchase.     On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock. The increased share repurchase authorization became effective on August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In 2018, the Company purchased 42,600 shares with an average purchase price of $34.61 per share for a total of $1.5 million. All stock repurchases in 2018 occurred after the August 9, 2018 increase in authorization.
On February 11, 2016, the Company’s board of directors re-authorized the Company's share repurchase program and approved the repurchase of up to $100 million of the Company’s common stock. In 2016, the Company repurchased 940,034 shares with an average purchase price of $49.02 per share for a total of $46.1 million.

Contractual Obligations.    The following table summarizes the amounts of payments due under specified contractual obligations as of December 30, 2018 (in thousands):

	Payments Due by Period
	Total	2019	2020 - 2021	2022 - 2023	2024 and Thereafter
Long-term debt obligations(1)	$231,642	$8,486	$16,971	$205,245	$940
Capital lease obligations(2)	13,350	1,234	2,482	2,082	7,552
Operating lease obligations(3)	550,371	80,367	147,355	115,770	206,879
Purchase obligations(4)	176,750	101,934	66,634	8,182	—
Other non-current liabilities(5)	7,894	2,256	1,665	1,818	2,155
Total contractual obligations	$980,007	$194,277	$235,107	$333,097	$217,526
___________________________________

(1)
Long-term debt obligations primarily represent minimum required principal payments under our credit agreement including estimated interest of $38.0 million based on a 4.39% average borrowing interest rate.

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

Financial Condition and Future Liquidity.    We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, support for infrastructure needs, and for general operating purposes. In addition, we have and may continue to use capital to pay principal on our borrowings and repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect cash flows from operations will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. We and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant short-term trade credit for purchases, such as food and supplies. The addition of new restaurants and refurbishment of existing restaurants are reflected as long-term assets and not as part of working capital.
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
Inflation
The primary inflationary factors affecting our operations are labor, food costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation and food cost inflation, due primarily to ground beef and potatoes, had a negative impact on our financial condition and results of operations during 2018 and 2017. We believe food cost deflation had a positive impact on our financial condition and results of operations during 2016, due primarily to ground beef. Food cost deflation was partially offset by a negative impact of inflation on labor costs in 2016. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed wage increases, and construction materials make it difficult to predict what impact, if any, inflation may have on our business during 2019, but it is anticipated that inflation will continue to have a negative impact on labor costs and commodity costs in fiscal year 2019.
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
Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant’s past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company’s average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value. During 2018, we determined 41 Company-owned restaurants were impaired, 19 of which had immaterial impairments, which resulted in a non-cash impairment charge of $28.1 million. During 2017 and 2016, we impaired 13 and 19 Company-owned restaurants for non-cash charges of $6.9 million and $24.4 million.
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
Goodwill.    Goodwill, which is not subject to amortization, is evaluated for impairment annually at the end of the Company’s third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate an impairment may exist. Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment, or step zero of the impairment test, to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.
The Company performed a quantitative assessment and determined that goodwill was not impaired as of October 7, 2018. No indicators of impairment were identified from the date of our impairment test through the end of 2018. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company’s stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company’s estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests.
Off Balance Sheet Arrangements
Except for operating leases (primarily restaurant leases) entered into the normal course of business, we do not have any material off balance sheet arrangements.
Recent Accounting Pronouncements
Refer to Note 3, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this report.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our New Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the New Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%. Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate for these purposes is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%. As of December 30, 2018, we had $192.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.9 million on an annualized basis.
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
Due to the immateriality of our Canadian restaurant operations, our foreign currency risk is limited at this date. As a result, the Company has not entered into any foreign currency exchange rate contracts to hedge against changes in foreign currency exchange rates on assets and liabilities expected to be settled at a future date. Refer to the “Risk Factors” set forth in

Part I, Item 1A of this filing for more information about the market risks to which we are exposed as a result of our foreign operations.
Commodity Price Risks
The Company’s restaurant menus are highly dependent upon a few select commodities, including potatoes, ground beef, and poultry. We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases. A 1.0% increase in food costs would negatively impact cost of sales by approximately $3.1 million on an annualized basis.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of December 30, 2018, 62.3% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2019. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Red Robin Gourmet Burgers, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018.
Basis for Opinion
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
Denver, Colorado
February 26, 2019

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 30, 2018	December 31, 2017
Assets:
Current Assets:
Cash and cash equivalents	$18,569	$17,714
Accounts receivable, net	25,034	26,499
Inventories	27,370	29,553
Prepaid expenses and other current assets	27,576	31,038
Total current assets	98,549	104,804
Property and equipment, net	565,142	638,151
Goodwill	95,838	96,979
Intangible assets, net	34,609	38,273
Other assets, net	49,803	32,408
Total assets	$843,941	$910,615
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$39,024	$35,347
Accrued payroll and payroll-related liabilities	37,922	32,777
Unearned revenue	55,360	55,915
Accrued liabilities and other current liabilities	38,843	36,300
Total current liabilities	171,149	160,339
Deferred rent	77,115	74,980
Long-term debt	193,375	266,375
Long-term portion of capital lease obligations	9,414	10,197
Other non-current liabilities	10,083	11,289
Total liabilities	461,136	523,180
Stockholders’ Equity:
Common stock: $0.001 par value; 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,971 and 12,954 shares outstanding	18	18
Preferred stock: $0.001 par value; 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock: 4,880 and 4,897 shares, at cost	(201,505)	(202,485)
Paid-in capital	212,752	210,708
Accumulated other comprehensive loss, net of tax	(4,801)	(3,566)
Retained earnings	376,341	382,760
Total stockholders’ equity	382,805	387,435
Total liabilities and stockholders’ equity	$843,941	$910,615
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Revenues:
Restaurant revenue	$1,316,209	$1,365,060	$1,280,669
Franchise revenue	17,409	17,681	17,955
Other revenue	4,945	4,825	4,563
Total revenues	1,338,563	1,387,566	1,303,187
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	313,504	320,355	298,249
Labor (includes $245, $346, and $181 of stock-based compensation)	456,262	475,432	439,232
Other operating	182,084	178,309	167,727
Occupancy	114,146	112,753	107,408
Depreciation and amortization	95,371	92,545	86,695
Selling, general, and administrative expenses (includes $3,803, $4,442, and $4,364 of stock-based compensation)	146,458	156,656	144,633
Pre-opening and acquisition costs	2,092	5,570	8,025
Other charges	39,131	6,914	39,648
Total costs and expenses	1,349,048	1,348,534	1,291,617
(Loss) income from operations	(10,485)	39,032	11,570
Other (income) expense:
Interest expense	10,704	10,955	7,239
Interest (income) and other, net	221	(943)	(457)
Total other expenses	10,925	10,012	6,782
(Loss) income before income taxes	(21,410)	29,020	4,788
Income tax benefit	(14,991)	(999)	(6,937)
Net (loss) income	$(6,419)	$30,019	$11,725
(Loss) earnings per share:
Basic	$(0.49)	$2.33	$0.88
Diluted	$(0.49)	$2.31	$0.87
Weighted average shares outstanding:
Basic	12,976	12,899	13,332
Diluted	12,976	12,998	13,462

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,235)	$1,442	$371
Other comprehensive (loss) income, net of tax	(1,235)	1,442	371
Total comprehensive (loss) income	(7,654)	31,461	12,096

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2015	17,851	$18	4,223	$(167,339)	$205,995	$(5,379)	$341,016	$374,311
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(140)	5,697	(3,001)	—	—	2,696
Excess tax benefit from exercise of stock options	—	—	—	—	411	—	—	411
Acquisition of treasury stock	—	—	940	(46,078)	—	—	—	(46,078)
Non-cash stock compensation	—	—	—	—	4,617	—	—	4,617
Net Income							11,725	11,725
Other comprehensive income	—	—	—	—	—	371	—	371
Balance, December 25, 2016	17,851	18	5,023	(207,720)	208,022	(5,008)	352,741	348,053
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(126)	5,235	(2,192)	—	—	3,043
Non-cash stock compensation	—	—	—	—	4,878	—	—	4,878
Net income	—	—	—	—	—	—	30,019	30,019
Other comprehensive income	—	—	—	—	—	1,442	—	1,442
Balance, December 31, 2017	17,851	18	4,897	(202,485)	210,708	(3,566)	382,760	387,435
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(60)	2,454	(2,007)	—	—	447
Acquisition of treasury stock	—	—	43	(1,474)	—	—	—	(1,474)
Non-cash stock compensation	—	—	—	—	4,051	—	—	4,051
Net loss	—	—	—	—	—	—	(6,419)	(6,419)
Other comprehensive loss	—	—	—	—	—	(1,235)	—	(1,235)
Balance, December 30, 2018	17,851	$18	4,880	$(201,505)	$212,752	$(4,801)	$376,341	$382,805
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Cash Flows From Operating Activities:
Net (loss) income	$(6,419)	$30,019	$11,725
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	95,371	92,545	86,695
Other charges - asset impairment and unpaid other charges	35,715	6,914	31,842
Deferred income tax benefit	(18,613)	(6,478)	(11,929)
Stock-based compensation expense	4,048	4,788	4,545
Other, net	(2,846)	(2,983)	(2,962)
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	2,922	(609)	6,802
Prepaid expenses and other current assets	5,918	(4,105)	(11,557)
Trade accounts payable and accrued liabilities	5,685	21,022	(22,385)
Unearned revenue	3,397	9,701	5,073
Other operating assets and liabilities, net	1,117	5,793	1,108
Net cash provided by operating activities	126,295	156,607	98,957
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(50,271)	(83,531)	(163,767)
Acquisition of franchise restaurants, net of cash acquired	—	—	(39,966)
Proceeds from sales of real estate and property, plant, and equipment and other	435	241	4,354
Net cash used in investing activities	(49,836)	(83,290)	(199,379)
Cash Flows From Financing Activities:
Borrowings of long-term debt	215,500	186,550	366,500
Payments of long-term debt and capital leases	(289,238)	(257,215)	(233,642)
Purchase of treasury stock	(1,474)	—	(46,078)
Debt issuance costs	—	(664)	(1,058)
Tax benefit from exercise of stock options	—	—	411
Proceeds from exercise of stock options and employee stock purchase plan	914	3,405	3,200
Net cash (used in) provided by financing activities	(74,298)	(67,924)	89,333
Effect of exchange rate changes on cash and cash equivalents	(1,306)	589	116
Net increase (decrease) in cash and cash equivalents	$855	$5,982	$(10,973)
Cash and cash equivalents, beginning of year	17,714	11,732	22,705
Cash and cash equivalents, end of year	$18,569	$17,714	$11,732
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our”, or the “Company”), primarily develops, operates, and franchises casual-dining restaurants in North America. As of December 30, 2018, the Company owned and operated 484 restaurants located in 39 states and two Canadian provinces. The Company also had 89 casual-dining restaurants operated by franchisees in 16 states. The Company operates its business as one operating and one reportable segment.
Principles of Consolidation and Fiscal Year—The consolidated financial statements of the Company include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Fiscal year 2018 included 52 weeks, ending on December 30, 2018. Fiscal year 2017 included 53 weeks, ending on December 31, 2017. Fiscal years 2016, 2015, and 2014 each included 52 weeks, ending on December 25, 2016, December 27, 2015, and December 28, 2014. Fiscal year 2019 will include 52 weeks and will end on December 29, 2019. We refer to our fiscal years as 2019, 2018, 2017, 2016, 2015, and 2014 throughout this Annual Report on Form 10-K.
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
Reclassifications—Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the fiscal years ended December 31, 2017 and December 25, 2016, the Company reclassified franchise advertising fund contributions from Selling, general, and administrative expenses to Franchise revenue. Refer to Note 2, Revenue for a further discussion of reclassifications recorded in connection with Topic 606.
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
Accounts Receivable—Accounts receivable consists primarily of third-party gift card receivables, tenant improvement allowances, and trade receivables due from franchisees for royalties. At the end of 2018, there was approximately $13.8 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers compared to $14.3 million at the end of 2017. At the end of 2018, there was also approximately $2.4 million related to tenant improvement allowances in accounts receivable compared to $2.2 million at the end of 2017.
Inventories—Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of 2018 and 2017, food and beverage inventories were $8.7 million and $9.0 million and supplies inventories were $18.6 million and $20.6 million.
Property and Equipment—Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets. Capitalized interest totaled $0.2 million, $0.3 million, and $0.2 million in 2018, 2017, and 2016.

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
When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.
The Company performed a quantitative assessment and determined that goodwill was not impaired as of October 7, 2018. No indicators of impairment were identified from the date of our impairment test through the end of 2018. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a combination of the market capitalization method, the income approach, and the market approach. The market capitalization method uses the Company’s stock price to derive fair value. The income approach consists of utilizing the discounted cash flow method that incorporates the Company’s estimates of future revenues and costs, discounted using a risk-adjusted discount rate. The Company’s estimates used in the income approach are consistent with the plans and estimates used to manage operations. The market approach utilizes multiples of profit measures in order to estimate the fair value of the assets. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests.
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
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. No impairment charges were recorded in 2018, 2017, or 2016.

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
During 2018, 2017, and 2016, the Company recorded impairments of certain long-lived assets. See Note 4, Other Charges.
Other Assets, net—Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan and unamortized debt issuance costs on revolving credit facilities. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company’s long term debt. Refer to Note 8, Borrowings.
Advertising—Under the Company’s franchise agreements, both the Company and the franchisees must contribute a up to 3.0% of revenues to two national media advertising funds (the “Advertising Funds”). These Advertising Funds are used to build the Company’s brand equity and awareness primarily through a national marketing strategy, including national television advertising, digital media, social media programs, email, loyalty, and public relations initiatives. Contributions to these Advertising Funds are recorded as advertising costs under Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Total advertising costs were $44.3 million, $48.0 million, and $37.6 million in 2018, 2017, and 2016, and were included in Selling, general, and administrative expenses.
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
Legal Contingencies—In the normal course of business, we are subject to various legal proceedings and claims, the outcomes of which are uncertain. We record an accrual for legal contingencies when we determine it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss. In making such determinations we evaluate, among other things, the probability of an unfavorable outcome and, when we believe it probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. See Note 12, Commitments and Contingencies, for additional details.
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
The Company uses the treasury stock method to calculate the impact of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016 as follows (in thousands):

	2018	2017	2016
Basic weighted average shares outstanding	12,976	12,899	13,332
Dilutive effect of stock options and awards	—	99	130
Diluted weighted average shares outstanding	12,976	12,998	13,462

Awards excluded due to anti-dilutive effect on diluted earnings per share	427	329	229
Comprehensive Income—Comprehensive income or loss consists of the net income or loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive loss as presented in the Consolidated Statements of Stockholders’ Equity for 2018, 2017, and 2016 consisted of the foreign currency translation adjustment.
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
Deferred Compensation (Income) Expense—The Company has assets and liabilities related to a deferred compensation plan. The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Increases in the market value of the investments held in the trust result in the recognition of deferred compensation expense reported in Selling, general, and administrative expenses and recognition of investment gain reported in Interest income and other, net, in the consolidated statements of operations and comprehensive income (loss). Decreases in the market value of the investments held in the trust result in the recognition of a reduction to deferred compensation expense and recognition of investment loss reported in Interest income and other, net, in the consolidated statements of operations and comprehensive income (loss). See Note 16, Employee Benefit Programs, for additional details.
Foreign Currency Translation—The Canadian Dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of Other comprehensive income (loss). Gain or loss from foreign currency transactions is recognized in our consolidated statements of operations and comprehensive income (loss).

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
Impacts on Financial Statements
Franchise and other revenue for the 53 weeks ended December 31, 2017 were previously reported as $11.0 million with adjustments of $6.6 million, resulting in an adjusted amount of $17.7 million. Franchise and other revenue for the 52 weeks ended December 25, 2016 were previously reported as $11.2 million with adjustments of $6.7 million, resulting in an adjusted amount of $18.0 million. Effective in our 2018 consolidated statements of operations and comprehensive income (loss), Franchise royalties and fees will be renamed as Franchise revenue to capture all types of franchise related revenues earned by the Company.
Selling, general, and administrative expenses for the 53 weeks ended December 31, 2017 were previously reported as $150.0 million prior to the reclassification of adjustments of $6.6 million, resulting in an adjusted amount of $156.7 million. Selling, general, and administrative expenses for the 52 weeks ended December 25, 2016 were previously reported as $137.9 million prior to the reclassification of adjustments of $6.7 million, resulting in an adjusted amount of $144.6 million. See “Reclassifications” under Note 1, Basis of Presentation and Recent Accounting Pronouncements.
Revenue recognition
Revenues consist of sales from restaurant operations, franchise revenue, and other revenue including gift card breakage and miscellaneous revenue. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant Guest, franchisee, or other customer.
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
Franchise revenue
Revenues we receive from our franchise arrangements include sales-based royalties, advertising fund contributions, area development fees, and franchise fees. Red Robin franchisees are required to remit 4.0% to 5.0% of their revenues as royalties to the Company and contribute up to 3.0% of revenues to two national advertising funds. The Company recognizes these sales-based royalties and advertising fund contributions as the underlying franchisee sales occur.
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
Other revenue
Gift card breakage is recognized when the likelihood of a gift card being redeemed by the customer is remote and the Company determines there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The determination of the gift card breakage rate is based upon the Company’s specific historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption.
Other revenue also consists of miscellaneous revenues considered insignificant to the Company’s business.
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	2018	2017	2016
	December 30, 2018	December 31, 2017	December 25, 2016
Restaurant revenue	$1,316,209	$1,365,060	$1,280,669
Franchise revenue	17,409	17,681	17,955
Other revenue	4,945	4,825	4,563
Total revenues	$1,338,563	$1,387,566	$1,303,187
Contract liabilities
Unearned gift card revenue at December 30, 2018, December 31, 2017, and December 25, 2016 was $45.3 million, $45.4 million, and $41.0 million. Deferred loyalty revenue, which was also included in Unearned revenue in the accompanying condensed consolidated balance sheets, was $10.0 million and $10.6 million at December 30, 2018 and December 31, 2017.
Revenue recognized in the consolidated statements of operations and comprehensive income (loss) for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Fifty-two Weeks Ended	Fifty-three Weeks Ended	Fifty-two Weeks Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Gift card revenue	$17,487	$16,337	$15,686

3. Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-02, Leases (“Topic 842”). This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective adoption method with the option of applying the guidance either retrospectively to each prior comparative reporting period presented or retrospectively at the beginning of the period of adoption. Early adoption is permitted. The Company will adopt this guidance beginning with its fiscal first quarter 2019 and will apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We will elect to apply the practical expedients that do not require us to reassess existing contracts for embedded leases or to reassess lease classification or initial direct costs. The Company has implemented its new lease management system and will adopt this guidance beginning with its fiscal first quarter 2019. On adoption, we expect to recognize additional operating liabilities not exceeding $700 million for existing operating leases, based on the present value of the remaining minimum rental payments. We expect to recognize the corresponding right-of-use assets not exceeding $623.1 million and derecognize $77.1 million of deferred rent and $0.2 million of prepaid rent.
4. Other Charges
Other charges consist of the following (in thousands):

	2018	2017	2016
Asset impairment and restaurant closure costs	$28,127	$6,914	$34,426
Litigation contingencies	4,795	—	3,900
Reorganization costs	3,273	—	1,322
Smallwares disposal	2,936	—	—
Other charges	$39,131	$6,914	$39,648
Asset Impairment and Restaurant Closure Costs
For fiscal years 2018, 2017, and 2016, asset impairment and restaurant closure costs consisted of the following:
Restaurant Impairment. During 2018, the Company determined 41 Company-owned restaurants were impaired, 19 of which had immaterial impairments, and recognized a non-cash impairment charge of $28.1 million. During 2017 and 2016, the Company impaired long-lived assets of 13 and 19 Company-owned restaurants, and recognized non-cash impairment charges of $6.9 million and $24.4 million.
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
Restaurant Closures. During 2018, the Company closed four restaurants. The related restaurant closure costs were immaterial.
During 2017, the Company closed two Red Robin restaurants at the end of their lease terms and closed one Red Robin restaurant that was underperforming relative to Company expectations. The related restaurant closure costs were immaterial.
During 2016, the Company closed nine Red Robin Burger Works restaurants, smaller non-traditional prototypes with a limited menu and limited service, that were underperforming relative to Company expectations; and recognized $6.7 million of restaurant closure costs, which comprised $3.7 million in fixed asset disposal costs, $2.7 million in charges related to future lease obligations and contract termination costs, immaterial termination benefits, inventory write off costs, and other closure-related costs.

During 2016, the Company closed two Red Robin restaurants at the end of their lease terms, closed one Red Robin restaurant and sold the property for an immaterial loss, and temporarily closed one Red Robin restaurant which reopened in 2017.
The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The goodwill allocated to the restaurants closed in 2018, 2017, and 2016 was immaterial.
Litigation Contingencies
In 2018, the Company recorded $4.8 million of litigation contingencies for employment-related claims. In 2016, the Company recorded $3.9 million of litigation contingencies for employment-related claims.
Reorganization Costs
During 2018, the Company recorded $3.3 million of severance costs related to the reorganization in first quarter 2018. During the fourth quarter of 2016, the Company recorded $1.3 million of severance costs related to Company reorganization in the U.S. and Canada.
Smallwares Disposal
During 2018, the Company recorded $2.9 million of costs related to the disposal of smallwares.

5. Property and Equipment
Property and equipment consist of the following at December 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Land	$41,850	$41,850
Buildings	110,050	111,205
Leasehold improvements	706,648	721,369
Furniture, fixtures and equipment	395,438	385,227
Construction in progress	8,731	18,639
	1,262,717	1,278,290
Accumulated depreciation and amortization	(697,575)	(640,139)
Property and equipment, net	$565,142	$638,151
Depreciation and amortization expense on property and equipment, including assets under capital lease, was $91.0 million in 2018, $87.6 million in 2017, and $81.6 million in 2016.

6. Goodwill and Intangible Assets
The following table presents goodwill as of December 30, 2018 and December 31, 2017 (in thousands).

	2018	2017
Balance at beginning of year	$96,979	$95,935
Acquisition	—	—
Foreign currency translation adjustment	(1,141)	1,044
Balance at end of year	$95,838	$96,979
The Company recorded no goodwill impairment losses in the periods presented in the above table or any prior periods.

The following table presents intangible assets as of December 30, 2018 and December 31, 2017 (in thousands):

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$54,404	$(33,160)	$21,244	$54,447	$(29,685)	$24,762
Leasehold interests	13,001	(8,136)	4,865	13,001	(7,459)	5,542
Liquor licenses and other	10,810	(9,770)	1,040	10,148	(9,667)	481
	$78,215	$(51,066)	$27,149	$77,596	$(46,811)	$30,785
Indefinite-lived intangible assets:
Liquor licenses	$7,460	$—	$7,460	$7,488	$—	$7,488
Intangible assets, net	$85,675	$(51,066)	$34,609	$85,084	$(46,811)	$38,273
No impairment charges were recorded related to indefinite-lived intangibles in 2018, 2017, and 2016. There were immaterial impairments of franchise rights, leasehold interests, and liquor licenses related to the 41 restaurants impaired in 2018 and immaterial impairments of franchise rights and liquor licenses related to the 13 restaurants impaired in 2017, which are discussed in Note 4, Other Charges. There were no other impairments of intangible assets subject to amortization in 2018, 2017, or 2016.
The aggregate amortization expense related to intangible assets subject to amortization for 2018, 2017, and 2016 was $4.3 million, $4.9 million, and $5.1 million.
The estimated aggregate future amortization expense as of December 30, 2018 is as follows (in thousands):

2019	$4,285
2020	3,770
2021	3,341
2022	2,897
2023	2,647
Thereafter	10,209
$27,149
7. Accrued Payroll and Payroll-related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Payroll and payroll-related taxes	$18,192	$10,363
Corporate and restaurant incentive compensation	4,227	8,579
Workers compensation insurance	6,825	6,141
Accrued vacation	5,753	5,581
Other	2,925	2,113
	$37,922	$32,777

Accrued liabilities and other current liabilities consist of the following at December 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
State and city sales taxes	$5,798	$10,449
General liability insurance	6,826	8,727
Legal	4,910	484
Real estate, personal property, state income and other taxes payable	4,522	3,631
Utilities	2,915	3,042
Other	13,872	9,967
	$38,843	$36,300
8. Borrowings
Borrowings as of December 30, 2018 and December 31, 2017 are summarized below (in thousands):

	2018		2017
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility and other long-term debt	$193,375	3.20%	$266,375	3.50%
Capital lease obligations	10,200	4.60%	10,938	4.68%
Total debt and capital lease obligations	203,575		277,313
Less: Current portion	(786)		(741)
Long-term debt and capital lease obligations	$202,789		$276,572
Maturities of long-term debt and capital lease obligations as of December 30, 2018 are as follows (in thousands):

2019	$786
2020	837
2021	193,391
2022	762
2023	750
Thereafter	7,049
$203,575
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
The New Credit Facility also provides a Canadian Dollar borrowing sublimit equivalent to $20 million. Borrowings under the New Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings under the New Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%). On April 13, 2017, the Company entered into a first amendment (the “Amendment”) to the New Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.25x through October 1, 2017 before stepping down to 5.0x through July 15, 2018 and returning to 4.75x thereafter. The Amendment also provides for additional pricing tiers that increase LIBOR spread rates and commitment fees to the extent the Company’s lease adjusted leverage ratio exceeds 4.75x, in addition to revising terms for permitted acquisitions and investments under the New Credit Facility. The Amendment was effective through October 7, 2018.

The New Credit Facility matures on June 30, 2021. Borrowings under the New Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 30, 2018, the Company had outstanding borrowings under the New Credit Facility of $192.5 million, in addition to amounts issued under letters of credit of $7.8 million, which reduced the amount available under the credit facility but were not recorded as debt.
Loan origination costs associated with the New Credit Facility were $1.1 million and are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets, except for the current portion of these costs which is included in Prepaid expenses and other current assets. In the first quarter of 2017, the Company recorded an additional $0.7 million in debt issuance costs related to the Amendment to the New Credit Facility. Unamortized debt issuance costs were $1.7 million and $2.4 million as of December 30, 2018 and December 31, 2017.
The Company is subject to a number of customary covenants under its New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of December 30, 2018.
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
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 30, 2018 and December 31, 2017 (in thousands):

	December 30, 2018	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,198	$8,198	$—	$—
Total assets measured at fair value	$8,198	$8,198	$—	$—

	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$9,292	$9,292	$—	$—
Total assets measured at fair value	$9,292	$9,292	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
Other than as disclosed in Note 4, Other Charges, as of December 30, 2018 and December 31, 2017, the Company had no non-financial assets or liabilities that were measured using level 3 inputs.
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
The following table presents the carrying value and estimated fair value of Company’s capital lease obligations as of December 30, 2018 and December 31, 2017 (in thousands):

	December 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Capital lease obligations	$10,200	$10,143	$10,938	$11,563

10. Supplemental Disclosures to Consolidated Statements of Cash Flows

(In thousands)	2018	2017	2016
Cash paid during the year for:
Income taxes	$2,486	$3,999	$4,651
Interest, net of amounts capitalized	10,013	10,372	6,462
Non-cash investing and financing activities:
Change in construction related payables	(507)	(5,951)	(15,830)
Capital lease obligations incurred for real estate and equipment purchases	—	140	4,133
11. Income Taxes
Income (loss) before income taxes includes the following components for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016 (in thousands):

	2018	2017	2016

U.S.	$(16,045)	$32,208	$7,806
Foreign	(5,365)	(3,188)	(3,018)
	$(21,410)	$29,020	$4,788

The benefit for income taxes for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016 consist of the following (in thousands):

	2018	2017	2016
Current:
Federal	$2,043	$2,304	$2,503
State	1,579	3,175	2,078
Foreign	—	—	—
Deferred:
Federal	(16,688)	(6,045)	(9,407)
State	(2,068)	(680)	(2,300)
Foreign	143	247	189
	$(14,991)	$(999)	$(6,937)
The reconciliation between the income tax provision and the amount of income tax computed by applying the U.S. federal statutory rate to income (loss) before the provision for income taxes as shown in the accompanying consolidated statements of operations and comprehensive income (loss), for fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016 is as follows:

	2018	2017	2016
Tax provision at U.S. federal statutory rate	21.0%	35.0%	35.0%
State income taxes	2.8	5.0	(3.0)
FICA tip tax credits	49.2	(32.4)	(183.8)
Foreign taxes versus U.S statutory rate	0.9	0.7	6.7
Valuation allowance on deferred income tax assets	(7.4)	4.5	19.3
Deferred tax remeasurement due to the Tax Act	—	(9.7)	—
Other tax credits	7.0	(6.5)	(27.7)
Meals and entertainment	(0.8)	0.9	6.6
Excess stock options	(0.6)	(1.0)	—
Employee travel	(2.0)	—	—
Other	(1.0)	—	2.0
Effective tax rate	69.1%	(3.5)%	(144.9)%
The Company again had a tax benefit in 2018, but due to the mathematical computation of tax benefit to book loss the effective tax rate above is represented as a positive percentage. During 2017 and 2016, the Company had a tax benefit with book income, which presents the effective tax rate as a negative percentage. The decrease in the Company’s effective tax rate in 2018 is primarily attributable to the decrease in earnings before income tax, as well as the decrease in the federal statutory rate from 35% to 21% beginning in 2018. The increase in the Company’s effective tax rate in 2017 from 2016 was primarily attributable to the increase in earnings before income tax, partially offset by an increase in the FICA tip tax credit.

The Company’s federal and state deferred taxes at December 30, 2018 and December 31, 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets and (liabilities), net:
Deferred rent	$14,603	$14,024
Stock-based compensation	5,434	5,267
General business and other tax credits	25,872	18,269
Accrued compensation and related costs	5,938	6,496
Advanced payments	3,783	2,846
Other non-current deferred tax assets	5,412	5,250
Other non-current deferred tax liabilities	(2,605)	(2,013)
Goodwill	(11,440)	(9,850)
Property and equipment	3,698	(8,027)
Franchise rights	437	(23)
Prepaid expenses	(3,600)	(4,157)
Supplies inventory	(4,514)	(5,150)
Subtotal	43,018	22,932
Valuation allowance	(5,177)	(3,742)
Net deferred tax asset	37,841	19,190
Non-current deferred tax asset	38,688	19,932
Non-current deferred tax liability	(847)	(742)
Total	$37,841	$19,190
Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. Based on the Company’s evaluation of its deferred tax assets, as of December 30, 2018, a valuation allowance of approximately $5.2 million has been recorded against the deferred tax asset for state income tax credits and the deferred taxes of our foreign subsidiary, including the net operating loss carry forward, in order to measure only the portion of the deferred tax assets that more likely than not will be realized. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. The Company also assessed whether its valuation allowance analyses were affected by various aspects of the Tax Act, and concluded all deferred tax assets, except those already reduced due to a valuation allowance, will continue to be realized.
We do not provide for deferred taxes on the excess of the financial reporting basis over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. We intend to reinvest earnings from our foreign subsidiaries, if any, in those operations for the foreseeable future. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings. While we do not expect to repatriate cash to the U.S., if these funds were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. In addition, the international provisions of the Tax Act do not have a material impact on the Company.
The Tax Act also repealed the corporate alternative minimum tax (“AMT”) for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers are refundable beginning in 2018. The Company has approximately $1.6 million of AMT credit carryovers that are expected to be fully refunded between 2018 and 2021.
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal and state returns are the 2014 through 2018 tax years.

The following table summarizes the Company’s unrecognized tax benefits at December 30, 2018 and December 31, 2017 (in thousands):

	2018	2017
Beginning of year	$287	$170
Increase due to current year tax positions	82	172
Due to decrease to a position taken in a prior year	(7)	(2)
Settlements	(21)	(11)
Reductions related to lapses	(37)	(42)
End of year	$304	$287
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.3 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in Interest income and other, net, and interest paid or received is recorded in Interest expense in the consolidated statements of operations and comprehensive income (loss). The Company recorded immaterial interest expense on the identified tax liabilities in 2018, 2017, and 2016.
12. Commitments and Contingencies
Commitments
Leasing Activities—The Company leases land, buildings, and equipment used in its operations under operating leases. The Company’s operating leases have remaining non-cancelable terms ranging from less than one year to more than 15 years. These leases generally contain renewal options which permit the Company to renew the leases at defined contractual rates or prevailing market rates. Certain equipment leases also include options to purchase equipment at the end of the lease term. Certain leases provide for contingent rents, which are determined as a percentage of adjusted restaurant sales in excess of specified levels. The Company records a contingent rent liability and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs. Rental expense related to land, building, and equipment leases for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016, which is recorded under Occupancy on the consolidated statements of operations and comprehensive income (loss), are as follows (in thousands):

	2018	2017	2016
Minimum rent	$78,259	$77,778	$73,605
Contingent rent	1,299	1,604	1,676
Equipment rent under operating leases	1,122	1,024	1,052
	$80,680	$80,406	$76,333
The Company leases certain of its owned land, buildings, and equipment to outside parties under non-cancelable operating leases. Rental income was immaterial for 2018, 2017, and 2016.

Future minimum lease commitments under all leases as of December 30, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases
2019	$1,234	$80,367
2020	1,242	76,936
2021	1,240	70,419
2022	1,063	61,649
2023	1,019	54,121
Thereafter	7,552	206,879
Total	13,350	$550,371
Less amount representing interest	(3,150)
Present value of future minimum lease payments	10,200
Less current portion	(786)
Long-term capital lease obligations	$9,414
At the end of 2018 and 2017, property and equipment included $30.4 million and $29.9 million of assets under capital lease, and $14.3 million and $12.3 million of related accumulated depreciation.
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
13. Franchise Operations
Results of franchise operations included in the consolidated statements of operations and comprehensive income (loss) for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016 consist of the following (in thousands):

	2018	2017	2016
Franchise revenue:
Royalty income	$17,403	$17,656	$17,942
Franchise fees	6	25	13
Total franchise revenue	$17,409	$17,681	$17,955

14. Stockholders’ Equity
On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock. The increased share repurchase authorization became effective on August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In 2018, the Company purchased 42,600 shares with an average purchase price of $34.61 per share for a total of $1.5 million.
On February 11, 2016, the Company’s board of directors re-authorized the Company's share repurchase program and approved the repurchase of up to $100 million of the Company’s common stock. In 2016, the Company repurchased 940,034 shares with an average purchase price of $49.02 per share for a total of $46.1 million.
On February 11, 2015, the Company’s board of directors authorized a repurchase of up to $100 million of the Company’s common stock. In 2015, the Company purchased 556,049 shares under this authorization, with an average purchase price of $71.93 per share for a total of $40.0 million.
15. Stock Incentive Plans
In May 2017, the Company’s stockholders approved the 2017 Performance Incentive Plan (the “2017 Stock Plan”). Following the date of approval, all grants are made under the 2017 Stock Plan and no new awards may be granted under the Second Amended and Restated 2007 Performance Plan (the “2007 Stock Plan”). The 2017 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), and other forms of awards granted or denominated in the Company common stock or unit of the Company's common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2017 Stock Plan include officers, employees, directors, consultants, and other service providers or any affiliate of the Company. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2017 Stock Plan is 630,182 shares.
Vesting of the awards under the 2017 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2017 Stock Plan and 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers, upon the occurrence of a change in control, no award will vest unless such officers’ employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Vesting of awards under these plans were generally time based over a period of one to four years. As of December 30, 2018, 374,019 options to acquire the Company’s common stock remained outstanding under the 2007 Stock Plan.
Total stock-based compensation costs recognized in 2018, 2017, and 2016 were $4.0 million, $4.8 million, and $4.5 million, with related income tax benefits of $0.5 million, $1.5 million, and $0.4 million. As of December 30, 2018, there was $4.8 million of total unrecognized compensation cost, excluding estimated forfeitures, which is expected to be recognized over the weighted average remaining vesting period of approximately 2.1 years for stock options, 1.6 years for the restricted stock units, and 1.5 years for the performance stock units.

Stock Options
The tables below summarize the status of the Company’s stock option plans (in thousands, except per share data and exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017	469	$54.60
Granted	128	60.42
Forfeited/expired	(95)	57.98
Exercised	(19)	26.12
Outstanding, December 30, 2018	483	$56.62

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 30, 2018	483	$56.62	6.82	$67
Vested and expected to vest as of December 30, 2018 (1)	444	$56.62	6.66	$67
Exercisable as of December 30, 2018	246	$55.59	5.36	$67
___________________________________
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. The average assumptions used in the model for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016 were as follows:

	2018	2017	2016
Risk-free interest rate	2.5%	1.8%	1.2%
Expected years until exercise	3.2	5.0	4.5
Expected stock volatility	43.4%	37.9%	39.0%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$16.56	$17.11	$20.45
Total intrinsic value of options exercised (in thousands)	$390	$1,676	$2,624
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
Time-Based RSUs
During 2018, 2017, and 2016, the Company issued time-based restricted stock units (“RSUs”) to certain employees as permitted under the 2017 and 2007 Stock Plans. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs granted to employees typically vest in equal installments over four years. For the Company’s board of directors, RSUs vest in full on the one-year anniversary date of the grant date. Upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The table below summarizes the status of the Company’s time-based RSUs under the 2017 and 2007 Stock Plans (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 31, 2017	102	$57.51
Awarded	80	52.64
Forfeited	(24)	55.09
Vested	(39)	62.51
Outstanding, December 30, 2018	119	$53.13
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
The table below summarizes the status of the Company’s performance stock units under the 2017 Stock Plan (shares in thousands):

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 31, 2017	30	$48.87
Awarded	38	61.25
Forfeited	(5)	61.25
Vested	—	—
Outstanding, December 30, 2018	63	$55.35
Long-Term Cash Incentive Plan
Beginning in 2017, the long-term cash incentive plan is based on operational metrics with three one-year performance periods. Prior to 2017, the long-term cash incentive plan was based on operational metrics with one three-year performance period. Compensation expense is recognized over the performance period based on the plan-to-date performance achievement. The awards cliff vest at the end of each three-year performance cycle. In 2018 and 2017, the Company recorded $0.7 million and $0.4 million in compensation expense related to the 2017 long-term cash incentive plan. In 2016, the Company reversed $2.3 million of its long-term cash incentive plan liability upon determining that certain performance metrics were not probable of being achieved.
In 2017, the Company paid out $0.7 million cash awards related to achievement of the performance metrics of the 2014 long-term cash incentive plan. In 2016, the Company paid out $3.4 million cash awards related to achievement of the performance metrics of the 2013 long-term cash incentive plan. At December 30, 2018 and December 31, 2017, a $0.7 million and $0.4 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities in the accompanying consolidated balance sheets.
16. Employee Benefit Programs
Employee Deferred Compensation Plan—In 2003, the Company adopted a deferred compensation plan that permits key employees and other members of management not eligible to participate in the Employee Defined Contribution Plan to defer portions of their compensation. Under this plan, eligible Team Members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. The Company may make matching contributions in an amount determined by the board of directors. In 2016, the board of directors authorized matching contributions equal to 50% of the first 4% of compensation that is deferred by the participant, an increase from the previous matching contributions equal to

25% of the first 4% of compensation deferred by the participant. The Company recognized an immaterial matching contribution expense in 2018, 2017, and 2016.
The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value. See Note 9, Fair Value Measurements. Changes in the market value of the investments held in the trust result in the recognition of a corresponding gain or loss reported in Interest income and other, net in the consolidated statements of operations and comprehensive income (loss). A corresponding change in the liability associated with the deferred compensation plan results in an offsetting deferred compensation expense, or reduction of expense, reported in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Company recognized an immaterial amount of deferred compensation expense in 2018, $1.0 million in 2017, and $0.6 million in 2016. As of December 30, 2018 and December 31, 2017, $8.2 million and $9.3 million of deferred compensation asset is included in Other assets, net and $8.2 million and $9.3 million of deferred compensation plan liability is included in Other non-current liabilities in the accompanying consolidated balance sheets.
Employee Stock Purchase Plan—In July 2017, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the “New Plan”), which replaced the previous Employee Stock Purchase Plan (the “Prior Plan”). The New Plan authorized 100,000 shares of the Company’s common stock for issuance. Under the New Plan, eligible Team Members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and Team Members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan which operates in successive six month periods commencing on each January 1 and July 1 of each fiscal year. During 2017, the Company issued 17,294 shares under the Prior Plan. In 2017 the Company had issued a total of 7,607 shares under the New Plan. During 2018, the Company has issued a total of 10,360 shares under the New Plan, and a total of 82,033 shares remain available for future issuance.
For 2018, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included 2.05% risk-free interest rate, 0.5 year expected life, expected volatility of 39.92%, and 0% dividend yield. The weighted average fair value per share at grant date was $5.19. For 2017, the average assumptions used in the model included 1.05% risk-free interest rate, 0.5 year expected life, expected volatility of 37.96%, and 0% dividend yield. The weighted average fair value per share at grant date was $11.16. The Company recognized $0.1 million of compensation expense related to this plan in fiscal year 2018, and $0.2 million in fiscal years 2017 and 2016.
Employee Defined Contribution Plan—The Company maintains a 401(k) Savings Plan (“401K Plan”) which covers eligible Team Members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows Team Members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2016, the board of directors authorized matching contributions equal to 50% of the first 4% of compensation that is deferred by the participant, an increase from the Company’s previous matching contributions equal to 25% of the first 4% of compensation deferred by the participant. The Company recognized matching contribution expense of $0.9 million in 2018, $0.7 million in 2017, and $0.6 million in 2016.
17. Quarterly Results of Operations (unaudited)
The following tables summarize the unaudited consolidated quarterly financial information for fiscal years 2018 and 2017 (in thousands, except per share data):

2018	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2018 (52 weeks)
Total revenues	$421,519	$315,388	$294,877	$306,779	$1,338,563
Income (loss) from operations	$7,019	$(4,214)	$1,805	$(15,095)	$(10,485)
Net income (loss)	$4,380	$(1,874)	$1,709	$(10,634)	$(6,419)
Basic earnings (loss) per share	$0.34	$(0.14)	$0.13	$(0.82)	$(0.49)
Diluted earnings (loss) per share	$0.34	$(0.14)	$0.13	$(0.82)	$(0.49)

2017	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (13 weeks)	2017 (53 weeks)
Total revenues	$420,629	$317,310	$305,700	$343,927	$1,387,566
Income from operations	$17,458	$9,366	$4,056	$8,152	$39,032
Net income	$11,567	$6,931	$2,714	$8,807	$30,019
Basic earnings per share	$0.90	$0.54	$0.21	$0.68	$2.33
Diluted earnings per share	$0.89	$0.53	$0.21	$0.68	$2.31
___________________________________

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 30, 2018, the Company’s internal control over financial reporting is effective.
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

Opinion on Internal Control Over Financial Reporting
We have audited Red Robin Gourmet Burgers, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2019

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
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual stockholders’ meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 annual stockholders’ meeting and is hereby incorporated by reference in this report.

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

(3)	Index to Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.

(3.2)	Fourth Amended and Restated Bylaws dated May 24, 2012. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10- Q filed on August 10, 2012 (File No. 001-34851).

(3.3)
Amendment No. 1 dated February 13, 2013 to Fourth Amended and Restated Bylaws dated May 24, 2012. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 19, 2013 (File No. 001-34851).

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002 (Registration No. 333-87044).

(10.1)*
Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 21, 2011 (File No. 001-34851).

(10.2)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on February 23, 2012 (File No. 001-34851).

(10.3)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Grant Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 22, 2009 (File No. 000-49916).

(10.4)*
Form of Red Robin Gourmet Burgers, Inc. 2007 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 22, 2009 (File No. 000-49916).

(10.5)*
Form of Red Robin Gourmet Burgers, Inc. Amended and Restated 2007 Performance Incentive Plan Performance-Based Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 21, 2010 (File No. 000-49916).

(10.6)*
Form of Red Robin Gourmet Burgers, Inc. Restricted Stock Unit Grant Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form10-Q filed on August 13, 2010 (File No. 001-34851).

(10.7)*
Form of Red Robin Gourmet Burgers, Inc. Amended and Restated 2007 Performance Incentive Plan Outside Director Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 21, 2010 (File No. 000-49916).

(10.8)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 23, 2014.

(10.9)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 23, 2014.

Exhibit Number	Description
(10.10)*
Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.5 to Amendment No. 4 of our Registration Statement on Form S-1 filed on July 17, 2002 (Registration No. 333-87044).

(10.11)*
First Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated August 4, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2009 (File No. 000-49916).

(10.12)*
Second Amendment to Red Robin Gourmet Burgers, Inc. Employee Stock Purchase Plan dated December 21, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 24, 2009 (File No. 000-49916).

(10.13)*	Red Robin Gourmet Burgers, Inc. Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to Appendix B to our Definitive Proxy Statement filed on April 4, 2017.

(10.14)*
Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan, dated January 1, 2003. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 12, 2004 (File No. 000-49916).

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

(10.17)*
Form of Change in Control Agreement between Red Robin Gourmet Burgers, Inc. and certain executive officers dated March 10, 2008. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2008 (File No. 000-49916).

(10.18)*	Credit Agreement, dated December 14, 2012.Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2012 (File No. 001-34851).

(10.19)*	Security Agreement, dated December 14, 2012. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2012 (File No. 001-34851).

(10.20)*	Red Robin Gourmet Burgers, Inc. Cash Incentive Plan, effective as of May 28, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2015.

(10.21)*
Form of Red Robin Gourmet Burgers, Inc. Cash Incentive Plan Performance Based Cash Award Agreement. Incorporated by reference to Exhibit 10.11 to our Annual Report on From 10-K filed on February 19, 2016.

(10.22)*
Form of Cash Performance Award Agreement under the Red Robin Gourmet Burgers, Inc. Cash Incentive Plan. Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on February 27, 2018.

(10.23)*	Credit Agreement, dated June 30, 2016. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 5, 2016.

(10.24)*	First Amendment to Credit Agreement, dated April 13, 2017. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 17, 2017.

(10.25)	Security Agreement, dated June 30, 2016. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 5, 2016.

(10.26)
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 11, 2010. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2010 (File No. 000-49916).

Exhibit Number	Description
(10.27)*
First Amendment to Employment Agreement between Red Robin Gourmet Burgers, Inc. and Stephen E. Carley, dated August 8, 2016. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2016.

(10.28)*	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 4, 2017.

(10.29)*
Form of Performance Stock Unit Award Agreement under the Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on February 27, 2018.

(10.30)*
Form of Cash Performance Award Agreement under the Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on February 27, 2018.

(10.31)*
Form of Performance Stock Unit Award Agreement under the Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on February 27, 2018.

(10.32)*	Red Robin Gourmet Burgers, Inc. Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.33)*
Second Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 20, 2018. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.34)*
Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Guy J. Constant, dated August 20,2018. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.35)*
Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Jonathan A. Muhtar, dated August 20, 2018. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.36)*
Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Carin Stutz, dated August 20, 2018. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.37)*
Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated August 20, 2018. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.38)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Beverly K. Carmichael, dated December 7, 2017. Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on February 27, 2018.

10.39*	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Lynn. S. Schweinfurth, dated December 31, 2018.

(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2010 (File No. 000-49916).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the years ended December 30, 2018, December 31, 2017, and December 25, 2016; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2018, December 31, 2017, and December 25, 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 30, 2018, December 31, 2017, and December 26, 2016; and (v) the Notes to Consolidated Financial Statements.

( )	Exhibits previously filed in the Company’s periodic filings as specifically noted.

*	Executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 26, 2019	By:	/s/ DENNY MARIE POST
(Date)		Denny Marie Post (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNY MARIE POST	President and Chief Executive Officer (Principal Executive Officer and Director)	February 26, 2019
Denny Marie Post

/s/ LYNN S. SCHWEINFURTH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Lynn S. Schweinfurth

/s/ DAVE HANSEN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Dave Hansen

/s/ PATTYE L. MOORE	Chairperson of the Board	February 26, 2019
Pattye L. Moore

/s/ CAMMIE W. DUNAWAY	Director	February 26, 2019
Cammie W. Dunaway

/s/ GLENN B. KAUFMAN	Director	February 26, 2019
Glenn B. Kaufman

/s/ AYLWIN B. LEWIS	Director	February 26, 2019
Aylwin B. Lewis

/s/ STUART I. ORAN	Director	February 26, 2019
Stuart I. Oran

/s/ KALEN F. HOLMES	Director	February 26, 2019
Kalen F. Holmes

/s/ STEVEN K. LUMPKIN	Director	February 26, 2019
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

    ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
    ITEM 8. Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC. INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (In thousands, except per share data)
RED ROBIN GOURMET BURGERS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
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