Form 10-Q
period 2019-04-21
RED ROBIN GOURMET BURGERS INC
filed 2019-05-30
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RRGB	NASDAQ (Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 28, 2019, there were 12,966,146 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	April 21, 2019	December 30, 2018
Assets:
Current assets:
Cash and cash equivalents	$22,959	$18,569
Accounts receivable, net	12,626	25,034
Inventories	28,115	27,370
Prepaid expenses and other current assets	22,224	27,576
Total current assets	85,924	98,549
Property and equipment, net	541,161	565,142
Right of use assets, net	460,815	—
Goodwill	96,080	95,838
Intangible assets, net	33,287	34,609
Other assets, net	53,128	49,803
Total assets	$1,270,395	$843,941
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$33,783	$39,024
Accrued payroll and payroll-related liabilities	40,051	37,922
Unearned revenue	41,239	55,360
Short-term portion of lease obligations	42,081	786
Accrued liabilities and other	38,423	38,057
Total current liabilities	195,577	171,149
Deferred rent	—	75,675
Long-term debt	183,375	193,375
Long-term portion of lease obligations	513,520	9,414
Other non-current liabilities	10,337	11,523
Total liabilities	902,809	461,136
Stockholders’ equity:
Common stock; $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,972 and 12,971 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,879 and 4,880 shares, at cost	(201,135)	(201,505)
Paid-in capital	212,025	212,752
Accumulated other comprehensive loss, net of tax	(5,130)	(4,801)
Retained earnings	361,808	376,341
Total stockholders’ equity	367,586	382,805
Total liabilities and stockholders’ equity	$1,270,395	$843,941
See Notes to Condensed Consolidated Financial Statements.
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Revenues:
Restaurant revenue	$400,484	$414,702
Franchise and other revenues	9,382	6,817
Total revenues	409,866	421,519
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	93,715	98,515
Labor	142,894	143,015
Other operating	55,565	55,025
Occupancy	35,020	35,010
Depreciation and amortization	28,438	29,193
Selling, general, and administrative expenses	48,116	46,318
Pre-opening costs	319	1,137
Other charges	2,398	6,287
Total costs and expenses	406,465	414,500

Income from operations	3,401	7,019
Other expense:
Interest expense, net and other	3,238	3,407
Income before income taxes	163	3,612
Income tax benefit	(476)	(768)
Net income	$639	$4,380
Earnings per share:
Basic	$0.05	$0.34
Diluted	$0.05	$0.34
Weighted average shares outstanding:
Basic	12,967	12,960
Diluted	13,041	13,065

Other comprehensive income:
Foreign currency translation adjustment	$(329)	$(273)
Other comprehensive loss, net of tax	(329)	(273)
Total comprehensive income	$310	$4,107
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2018	17,851	18	4,880	$(201,505)	$212,752	$(4,801)	$376,341	$382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(32)	1,344	(1,204)	—	—	140
Acquisition of treasury stock	—	—	31	(974)	—	—	—	(974)
Non-cash stock compensation	—	—	—	—	477	—	—	477
Net income	—	—	—	—	—	—	639	639
Other comprehensive income	—	—	—	—	—	(329)	—	(329)
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Balance, April 21, 2019	17,851	18	4,879	$(201,135)	$212,025	$(5,130)	$361,808	$367,586

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	17,851	18	4,897	$(202,485)	$210,708	$(3,566)	$382,760	$387,435
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(26)	1,042	(1,167)	—	—	(125)
Non-cash stock compensation	—	—	—	—	1,287	—	—	1,287
Net income	—	—	—	—	—	—	4,380	4,380
Other comprehensive income	—	—	—	—	—	(273)	—	(273)
Balance, April 22, 2018	17,851	18	4,871	$(201,443)	$210,828	$(3,839)	$387,140	$392,704

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Cash flows from operating activities:
Net income	$639	$4,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,438	29,193
Unpaid other charges	1,859	4,000
Stock-based compensation expense	475	1,287
Other, net	(4,269)	(1,941)
Changes in operating assets and liabilities:
Accounts receivable	12,444	14,576
Prepaid expenses and other current assets	(1,952)	15,622
Trade accounts payable and accrued liabilities	(5,576)	1,187
Unearned revenue	(10,453)	(11,546)
Other operating assets and liabilities, net	3,686	287
Net cash provided by operating activities	25,291	57,045
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(10,195)	(15,874)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	118	115
Net cash used in investing activities	(10,077)	(15,759)
Cash flows from financing activities:
Borrowings of long-term debt	111,000	69,000
Payments of long-term debt and finance leases	(121,239)	(104,183)
Purchase of treasury stock	(974)	—
Proceeds from exercise of stock options and employee stock purchase plan	368	295
Net cash used in financing activities	(10,845)	(34,888)
Effect of exchange rate changes on cash	21	(439)
Net change in cash and cash equivalents	4,390	5,959
Cash and cash equivalents, beginning of period	18,569	17,714
Cash and cash equivalents, end of period	$22,959	$23,673

Supplemental disclosure of cash flow information
Income taxes paid	$2,492	$213
Interest paid, net of amounts capitalized	$3,481	$3,085
Change in construction related payables	$635	$1,151
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of April 21, 2019, the Company owned and operated 483 restaurants located in 39 states and two Canadian provinces. The Company also had 89 franchised full-service restaurants in 16 states as of April 21, 2019. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 30, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on February 27, 2019.
The Company’s quarter that ended April 21, 2019 is referred to as first quarter 2019, or the sixteen weeks ended April 21, 2019; the quarter ended April 22, 2018 is referred to as first quarter 2018, or the sixteen weeks ended April 22, 2018. The Company’s fiscal year 2019 comprises 52 weeks and will end on December 29, 2019.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the sixteen weeks ended April 22, 2018, the Company reclassified unfavorable lease rights of $1.4 million from Deferred rent to Other non-current liabilities on the condensed consolidated statements of operations. Management believes this presentation better reflects the nature of these liabilities subsequent to the adoption of Topic 842, as defined below.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Restaurant revenue	$400,484	$414,702
Franchise revenue	5,363	5,443
Other revenue	4,019	1,374
Total revenues	$409,866	$421,519

Contract liabilities
Unearned gift card revenue at April 21, 2019 and December 30, 2018 was $30.9 million and $45.3 million. Deferred loyalty revenue, which was also included in Unearned revenue in the accompanying condensed consolidated balance sheets, was $10.3 million and $10.0 million at April 21, 2019 and December 30, 2018.
Revenue recognized in the condensed consolidated statements of operations and comprehensive income for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Gift card revenue	$16,097	$13,988

3. Leases
Adoption of Financial Accounting Standards Board (“FASB”) ASU 2016-02
On January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements using the modified retrospective approach without application to prior periods. This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. We applied the practical expedients that do not require us to reassess existing contracts for embedded leases, to separate lease and non-lease components for our population of operating assets, or to reassess lease classification or initial direct costs.
The effect of the changes made to our consolidated December 31, 2018 balance sheet as a result of the adoption of Topic 842 was as follows (in thousands):

	Balance at	Adjustments due to Topic 842	Balance at
	December 30, 2018		December 31, 2018
Balance sheet
Non-current assets
Right of use assets, net	$—	$478,268	$478,268
Prepaid expenses and other current assets	27,576	(6,592)	20,984

Current liabilities
Short-term portion of lease obligations	786	40,606	41,392
Non-current liabilities
Deferred Rent	75,675	(75,675)	—
Long-term portion of lease obligations	9,414	506,745	516,159

Stockholders’ equity:
Retained earnings	$376,341	$(15,172)	$361,169
This change did not have any impact on our consolidated statement of operations or consolidated statement of cash flows.
Leases
The Company leases land, buildings, and equipment used in its operations under operating and finance leases. Our leases generally have remaining terms of 1-15 years, most of which include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.
We determine if a contract contains a lease at inception. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. We estimate this rate based on comparable company and credit analysis, prevailing financial market conditions, comparable company and credit analysis, as well as management judgment.
Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.
Some of our leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases are included in Right of use assets, net, Short-term portion of lease obligations, and Long-term portion of lease liabilities on our condensed consolidated balance sheet as of April 21, 2019 as follows (in thousands):

	Finance	Operating	Total
Right of use assets, net	$9,086	$451,729	$460,815

Short-term portion of lease obligations	914	41,167	42,081
Long-term portion of lease obligations	10,708	502,812	513,520
Total	$11,622	$543,979	$555,601
We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our condensed consolidated statement of operations are as follows (in thousands):

Sixteen Weeks Ended
April 21, 2019
Operating lease cost	$23,672
Finance lease cost
Amortization of right of use assets	248
Interest on lease liabilities	169
Total finance lease cost	417
Variable lease cost	8,885
Total	$32,974
Maturities of our lease liabilities as of April 21, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2019	$971	$52,809	$53,780
2020	1,396	78,749	80,145
2021	1,437	77,862	79,299
2022	1,283	75,093	76,376
2023	1,220	72,779	73,999
Thereafter	8,838	470,357	479,195
Total future lease liability	15,145	827,649	842,794
Less imputed interest	3,523	283,670	287,193
Fair value of lease liability	$11,622	$543,979	$555,601

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting guidance, maturities of lease liabilities were as follows as of December 30, 2018 (in thousands):

	Capital Leases	Operating Leases
2019	$1,234	$80,367
2020	1,242	76,936
2021	1,240	70,419
2022	1,063	61,649
2023	1,019	54,121
Thereafter	7,552	206,879
Total	13,350	$550,371
Less amount representing interest	(3,150)
Present value of future minimum lease payments	10,200
Less current portion	(786)
Long-term capital lease obligations	$9,414
Supplemental cash flow information related to leases is as follows:

Sixteen Weeks Ended
April 21, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):	$20,148
Right of use assets obtained in exchange for operating lease obligations following the adoption of topic 842 (in thousands):	$4,325
Right of use assets obtained in exchange for finance lease obligations following the adoption of topic 842 (in thousands):	$1,669

Other information related to operating leases as follows:
Weighted average remaining lease term	11 years
Weighted average discount rate	7.34%

Other information related to financing leases as follows:
Weighted average remaining lease term	12 years
Weighted average discount rate	4.77%

4. Goodwill and Intangible Assets
The following table presents goodwill as of April 21, 2019 and December 30, 2018 (in thousands):

Balance, December 30, 2018	$95,838
Foreign currency translation adjustment	242
Balance, April 21, 2019	$96,080
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.

The following table presents intangible assets as of April 21, 2019 and December 30, 2018 (in thousands):

	April 21, 2019			December 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$54,413	$(34,239)	$20,174	$54,404	$(33,160)	$21,244
Favorable leases	13,001	(8,338)	4,663	13,001	(8,136)	4,865
Liquor licenses and other	10,810	(9,820)	990	10,810	(9,770)	1,040
	$78,224	$(52,397)	$25,827	$78,215	$(51,066)	$27,149
Indefinite-lived intangible assets:
Liquor licenses and other	$7,460	$—	$7,460	$7,460	$—	$7,460
Intangible assets, net	$85,684	$(52,397)	$33,287	$85,675	$(51,066)	$34,609

There were no impairments to intangible assets during the sixteen weeks ended April 21, 2019.
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
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Basic weighted average shares outstanding	12,967	12,960
Dilutive effect of stock options and awards	74	105
Diluted weighted average shares outstanding	13,041	13,065

Awards excluded due to anti-dilutive effect on diluted earnings per share	487	279

6. Other Charges
Other charges consist of the following (in thousands):

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Executive transition and severance	$1,994	$—
Litigation contingencies	—	4,000
Restaurant closure costs	304	—
Reorganization costs	—	2,287
Executive retention	100	—
Other charges	$2,398	$6,287
In first quarter 2019, the Company recorded $2.0 million in costs related to executive transition and severance, $0.3 million related to costs for restaurants that were previously closed, and $0.1 million in executive retention. In first quarter 2018, the Company recorded $4.0 million of litigation contingencies for employment-related claims and $2.3 million in costs related to reorganization.
7. Borrowings
Long-term debt as of April 21, 2019 and December 30, 2018 was $183.4 million and $193.4 million.
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million.
The Credit Facility matures on June 30, 2021. As of April 21, 2019, the Company had outstanding borrowings under the Credit Facility of $182.5 million, in addition to amounts issued under letters of credit of $7.4 million, which reduced the amount available under the facility but were not recorded as debt. As of December 30, 2018, the Company had outstanding borrowings under the Credit Facility of $192.5 million, in addition to amounts issued under letters of credit of $7.8 million.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $1.5 million and $1.7 million as of April 21, 2019 and December 30, 2018.

8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of April 21, 2019 and December 30, 2018 (in thousands):

	April 21, 2019	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$7,092	$7,092	$—	$—
Total assets measured at fair value	$7,092	$7,092	$—	$—

	December 30, 2018	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,198	$8,198	$—	$—
Total assets measured at fair value	$8,198	$8,198	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of April 21, 2019, in conjunction with our adoption of Topic 842, the Company identified 11 previously fully impaired restaurants where the carrying value of the right of use asset exceeded the fair value, and recognized a non-cash impairment charge of $15.2 million, net of tax benefit, to our opening right of use asset balance and retained earnings balance. Refer to Note 3, Leases.
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
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liabilities under its Credit Facility and finance leases are carried at historical cost in the accompanying condensed consolidated balance sheets. Both the Credit Facility and the Company’s finance lease obligations are measured using level 2 inputs. The carrying value of the Credit Facility approximates fair value as the interest rate on this instrument approximates current market rates. For disclosure purposes, the Company estimated the fair value of the finance lease obligations using discounted cash flow analysis based on market rates obtained from independent third parties for similar types of debt.
The following table presents the carrying value and estimated fair value of the Company’s finance lease obligations as of April 21, 2019 and December 30, 2018 (in thousands):

	April 21, 2019		December 30, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Finance lease obligations	$11,630	$11,202	$10,200	$10,143
9. Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment-related claims and claims alleging illness, injury, or other food quality, health, or operational issues.

Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. We review the adequacy of accruals and disclosures pertaining to litigation matters each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements. While it is not possible to predict the outcome of these claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the condensed consolidated financial statements.
During the sixteen weeks ended April 22, 2018, the Company recorded $4.0 million of litigation contingencies for employment-related claims.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2019 and 2018 refer to the sixteen-week periods ending April 21, 2019 and April 22, 2018, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 572 locations in North America. As of April 21, 2019, the Company operated 483 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 89 franchised full-service restaurants in 16 states as of April 21, 2019. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the sixteen weeks ended April 21, 2019:

•	Financial performance.

◦
Restaurant revenue decreased $14.2 million, or 3.4%, to $400.5 million for the sixteen weeks ended April 21, 2019, as compared to the sixteen weeks ended April 22, 2018, due to a $13.5 million, or 3.3%, decrease in comparable restaurant revenue, a $2.2 million decrease from closed restaurants, and a $0.6 million unfavorable foreign currency exchange impact, offset by a $2.1 million increase in revenue from newly opened restaurants.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 170 basis points to 81.7% for the sixteen weeks ended April 21, 2019, as compared to 80.0% for the sixteen weeks ended April 22, 2018. The increase was due to higher labor costs, other operating costs, and occupancy costs, offset by a decrease in food and beverage costs as a percentage of restaurant revenue.

◦
Net income was $0.6 million for the sixteen weeks ended April 21, 2019 compared to $4.4 million net income for the sixteen weeks ended April 22, 2018. Diluted earnings per share were $0.05 for the sixteen weeks ended April 21, 2019, as compared to diluted earnings per share of $0.34 for the sixteen weeks ended April 22, 2018. Excluding the impact of $0.11 per diluted share related to executive transition and severance, $0.02 per diluted share for costs related to previously closed restaurants, and $0.01 per diluted share for executive retention, net income per diluted share for the sixteen weeks ended April 21, 2019 was $0.19. Excluding the impact of $0.22 per diluted share related to litigation contingencies and $0.13 related to reorganization costs, net income per diluted share for the sixteen weeks ended April 22, 2018 was $0.69. The Company believes the presentation of net income and earnings per share exclusive of the identified item gives the reader additional insight into the ongoing operational results of the Company.

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

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Company-owned:
Beginning of period	484	480
Opened during the period	—	4
Closed during the period	(1)	—
End of period	483	484
Franchised:
Beginning of period	89	86
Opened during the period	—	1
End of period	89	87
Total number of restaurants	572	571

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2018 annual financial statements, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Revenues:
Restaurant revenue	97.7%	98.4%
Franchise royalties, fees, and other revenues	2.3	1.6
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.4	23.8
Labor	35.7	34.5
Other operating	13.9	13.3
Occupancy	8.7	8.4
Total restaurant operating costs	81.7	80.0
Depreciation and amortization	6.9	6.9
Selling, general, and administrative	11.7	11.0
Pre-opening costs	0.1	0.3
Other charges	0.6	1.5
Income from operations	0.8	1.7

Interest expense, net and other	0.8	0.8
Income before income taxes	—	0.9
Income tax benefit	(0.1)	(0.2)
Net income	0.2%	1.0%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 21, 2019	April 22, 2018	Percent Change
Restaurant revenue	$400,484	$414,702	(3.4)%
Franchise and other revenue	9,382	6,817	37.6%
Total revenues	$409,866	$421,519	(2.8)%
Average weekly sales volumes in Company-owned restaurants(1)	$51,802	$53,618	(3.4)%
Total operating weeks	7,731	7,722	0.1%
Restaurant revenue per square foot	$133	$139	(4.3)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the sixteen weeks ended April 22, 2018 for Company-owned restaurants was $53,704. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the sixteen weeks ended April 21, 2019, which comprises primarily food and beverage sales, decreased $14.2 million, or 3.4%, as compared to first quarter 2018. The decrease was due to a $13.5 million, or 3.3% decrease in comparable restaurant revenue, a $2.2 million decrease from closed restaurants, and a $0.6 million unfavorable foreign currency exchange impact, offset by a $2.1 million increase in revenue from newly opened restaurants. The comparable restaurant revenue decrease was driven by a 5.5% decrease in guest counts offset by a 2.2% increase in average guest check. The increase in average guest check resulted from a 1.9% increase in pricing and a 0.3% increase in menu mix. The increase in menu mix is the result of a decrease in Tavern burger mix year over year as well as an increase in entrée mix. We are focusing on opportunities to improve our service execution, which we believe will drive increased guest counts and comparable restaurant revenue.
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
Franchise and other revenue increased $2.6 million for the sixteen weeks ended April 21, 2019 compared to the sixteen weeks ended April 22, 2018, primarily due to an increase in gift card breakage. Our franchisees reported a comparable restaurant revenue decrease of 1.8% for the sixteen weeks ended April 21, 2019 compared to the sixteen weeks ended April 22, 2018.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2019	April 22, 2018	Percent Change
Cost of sales	$93,715	$98,515	(4.9)%
As a percent of restaurant revenue	23.4%	23.8%	(0.4)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 40 basis points for the sixteen weeks ended April 21, 2019 as compared to the same period in 2018. The decrease was mainly driven by reduction in waste and lower Tavern mix.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2019	April 22, 2018	Percent Change
Labor	$142,894	$143,015	(0.1)%
As a percent of restaurant revenue	35.7%	34.5%	1.2%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 21, 2019, labor as a percentage of restaurant revenue increased 120 basis points compared to the same period in 2018. The increase was primarily driven by increases in minimum wage rates in certain jurisdictions, increased management headcount to allow our restaurants to become fully staffed in support of our focus on operational execution, and sales deleverage.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2019	April 22, 2018	Percent Change
Other operating	$55,565	$55,025	1.0%
As a percent of restaurant revenue	13.9%	13.3%	0.6%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the sixteen weeks ended April 21, 2019, other operating costs as a percentage of restaurant revenue increased 60 basis points as compared to the same period in 2018. The increase was primarily due to higher costs of third-party delivery fees and equipment repairs and maintenance.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2019	April 22, 2018	Percent Change
Occupancy	$35,020	$35,010	—%
As a percent of restaurant revenue	8.7%	8.4%	0.3%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the sixteen weeks ended April 21, 2019, occupancy costs as a percentage of restaurant revenue increased 30 basis points over the prior year, primarily driven by sales deleverage. Our fixed rents for the sixteen weeks ended April 21, 2019 and April 22, 2018 were $23.2 million and $23.5 million.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2019	April 22, 2018	Percent Change
Depreciation and amortization	$28,438	$29,193	(2.6)%
As a percent of total revenues	6.9%	6.9%	—%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen weeks ended April 21, 2019, depreciation and amortization expense as a percentage of revenue remained flat over the prior year.

Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2019	April 22, 2018	Percent Change
Selling, general, and administrative	$48,116	$46,318	3.9%
As a percent of total revenues	11.7%	11.0%	0.7%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the sixteen weeks ended April 21, 2019 increased $1.8 million, or 3.9% as compared to the same period in 2018. The increase was primarily due to increases in professional services, travel expenses related to training of managers, and salaries, offset by lower incentive and equity compensation.
Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 21, 2019	April 22, 2018	Percent Change
Pre-opening costs	$319	$1,137	(71.9)%
As a percent of total revenues	0.1%	0.3%	(0.2)%
Pre-opening costs, which are expensed as incurred, comprise the costs of labor, hiring, and training the initial work force for our new restaurants and new initiatives; occupancy costs incurred prior to opening; travel expenses for our training teams; the cost of food and beverages used in training; licenses and marketing; supply costs; and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters.
Pre-opening costs decreased $0.8 million for the sixteen weeks ended April 21, 2019. The decrease was primarily due to fewer openings during the sixteen week period ended April 21, 2019 as compared to the same period in 2018.
Interest Expense, Net and Other
Interest expense, net and other was $3.2 million for the sixteen weeks ended April 21, 2019, a decrease of $0.2 million, or 5.0%, from the same period in 2018. The decrease was primarily related to recognizing a gain on the Company’s deferred compensation plan assets during first quarter 2019 compared to a loss the same period a year ago. Our weighted average interest rate was 5.0% for the sixteen weeks ended April 21, 2019, as compared to 4.1% for the sixteen weeks ended April 22, 2018.
Provision for Income Taxes
The effective tax rate for the sixteen weeks ended April 21, 2019 was a 291.4% benefit, compared to a 21.2% benefit for the sixteen weeks ended April 22, 2018. The change in the effective tax rate is primarily due to the decrease in income in the first quarter of 2019 compared to the same period a year ago.

Liquidity and Capital Resources
Cash and cash equivalents increased $4.4 million to $23.0 million at April 21, 2019, from $18.6 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to pay down debt, maintain existing restaurants and infrastructure, execute our long-term strategic initiatives, and repurchase our common stock.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 21, 2019	April 22, 2018
Net cash provided by operating activities	$25,291	$57,045
Net cash used in investing activities	(10,077)	(15,759)
Net cash used in financing activities	(10,845)	(34,888)
Effect of exchange rate changes on cash	21	(439)
Net change in cash and cash equivalents	$4,390	$5,959
Operating Cash Flows
Net cash flows provided by operating activities decreased $31.8 million to $25.3 million for the sixteen weeks ended April 21, 2019. The decrease was primarily driven by a $14.6 million increase in payments to vendors, a $9.6 million decrease in profit from operations, a $5.4 million decrease in vendor deposit received, a $2.7 million increase in prepaid expenses and a $2.3 million increase in income tax payments, partially offset by a $4.9 million decrease in bonus payout.
Investing Cash Flows
Net cash flows used in investing activities decreased $5.7 million to $10.1 million for the sixteen weeks ended April 21, 2019, as compared to $15.8 million for the same period in 2018. The decrease is primarily due to decreased investment in new restaurant openings.
The following table lists the components of our capital expenditures, net of currency translation effect, for the sixteen weeks ended April 21, 2019 (in thousands):

Sixteen Weeks Ended April 22, 2019
Restaurant maintenance capital	$4,819
Investment in technology infrastructure	4,538
New restaurants	838
Total capital expenditures	$10,195
Financing Cash Flows
Cash used in financing activities decreased $24.0 million to $10.8 million for the sixteen weeks ended April 21, 2019, as compared to the same period in 2018. The decrease primarily resulted from a $24.9 million decrease in net repayments made on long-term debt and a $0.1 million decrease in net cash proceeds received from the exercise of employee stock options and purchase plan, offset by $1.0 million of cash used to repurchase the Company’s common stock.
Credit Facility
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million.
The Credit Facility matures on June 30, 2021. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our Credit Facility. Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. As of April 21, 2019, the Company had outstanding borrowings under the Credit

Facility of $182.5 million, in addition to amounts issued under letters of credit of $7.4 million, which reduce the amount available under the Credit Facility but are not recorded as debt.
Covenants.  We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of April 21, 2019, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt outstanding decreased $10.0 million to $183.4 million at April 21, 2019, from $193.4 million at December 30, 2018, due to net repayments of $10.0 million on the Credit Facility during the sixteen weeks ended April 21, 2019.
Working Capital. We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently-maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our Credit Facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our remaining borrowing capacity under the Credit Facility will be sufficient to satisfy any working capital deficits and our planned capital expenditures.
Share Repurchase. On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company’s discretion and the Company is not obligated to acquire any particular amount of common stock.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation had a negative impact on our financial condition and results of operations during the sixteen weeks ended April 21, 2019. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor costs for the remainder of 2019.
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
Contractual Obligations
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “could,” “expect,” “future,” “intend,” “may,” “plan,” “project,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements in this report include, among other things: our financial performance, strategic initiatives, marketing strategy and promotions; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our Credit Facility and about the sufficiency of future cash flows to satisfy any working capital deficit and planned capital expenditures; the anticipated effects of inflation on labor and commodity costs; and the effect of the adoption of new accounting standards on our financial and accounting systems.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business strategy and improvement initiatives, including the effectiveness of our affordability, service improvement, technology, and off-premise initiatives to drive traffic and sales; the effectiveness of our marketing campaigns; our ability to effectively use and monitor social media; uncertainty regarding general economic and industry conditions; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in energy and labor costs, including due to changes in health care and market wage levels; the success of our refranchising efforts; changes in federal, state, or local laws and regulations affecting the operation of our restaurants, including but not limited to, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; limitations on our ability to execute stock repurchases at all or at the times or in the amounts we currently anticipate due to lack of available share or acceptable stock price levels or other market or Company-specific conditions, or to otherwise achieve anticipated benefits of a share repurchase program; our ability to attract and retain qualified managers and Team Members; the adequacy of cash flows or available access to capital or debit resources under our Credit Facility or otherwise to fund operations and growth opportunities; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, including relating to fluctuations in our stock price, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on February 27, 2019.
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
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 21, 2019, we had $182.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.8 million on an annualized basis.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended April 21, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on December 31, 2018.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    Legal Proceedings
For a description of our legal proceedings, see Note 9, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements of this report.

ITEM 1A.    Risk Factors
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the SEC on February 27, 2019. There have been no material changes to our Risk Factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 21, 2019, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The table below provides a summary of the Company’s purchases of its own common stock during the first quarter of 2019.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
12/31/18-1/27/19	10,800	$31.12	53,400	$73,190
1/28/19-2/24/19	11,400	32.81	64,800	72,815
2/25/19-3/24/19	9,000	29.31	73,800	72,552
Pursuant to Publicly Announced Plans or Programs(2)	31,200
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) Since August 9, 2018, when the current share repurchase program of $75 million of the Company's common stock was authorized, the Company has purchased 73,800 shares for a total of $2.4 million.

ITEM 6.    Exhibits

Exhibit Number	Description
10.1	Retirement Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated April 3, 2019.

10.2	Form of Retention Bonus Letter by and between Red Robin Gourmet Burgers, Inc. and certain officers identified in footnote 1 thereof.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 21, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 21, 2019 and December 30, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the sixteen weeks ended April 21, 2019 and April 22, 2018; (iii) Condensed Consolidated Statements of Stockholders' Equity at April 21, 2019 and December 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 21, 2019 and April 22, 2018; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 30, 2019	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)