Form 10-Q
period 2019-07-14
RED ROBIN GOURMET BURGERS INC
filed 2019-08-23
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2019

or

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

As of August 21, 2019, there were 12,967,566 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	July 14, 2019	December 30, 2018
Assets:
Current assets:
Cash and cash equivalents	$26,194	$18,569
Accounts receivable, net	12,978	25,034
Inventories	27,428	27,370
Prepaid expenses and other current assets	15,005	27,576
Total current assets	81,605	98,549
Property and equipment, net	527,789	565,142
Right of use assets, net	448,352	—
Goodwill	96,453	95,838
Intangible assets, net	32,071	34,609
Other assets, net	73,665	49,803
Total assets	$1,259,935	$843,941
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$32,037	$39,024
Accrued payroll and payroll-related liabilities	37,863	37,922
Unearned revenue	39,723	55,360
Short-term portion of lease obligations	42,136	786
Accrued liabilities and other	43,899	38,057
Total current liabilities	195,658	171,149
Deferred rent	—	75,675
Long-term debt	181,375	193,375
Long-term portion of lease obligations	503,030	9,414
Other non-current liabilities	10,158	11,523
Total liabilities	890,221	461,136
Stockholders’ equity:
Common stock; $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,985 and 12,971 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,866 and 4,880 shares, at cost	(200,428)	(201,505)
Paid-in capital	212,059	212,752
Accumulated other comprehensive loss, net of tax	(4,724)	(4,801)
Retained earnings	362,789	376,341
Total stockholders’ equity	369,714	382,805
Total liabilities and stockholders’ equity	$1,259,935	$843,941
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2019	July 15, 2018	July 14, 2019	July 15, 2018
Revenues:
Restaurant revenue	$302,418	$310,392	$702,902	$725,094
Franchise and other revenues	5,563	4,996	14,945	11,813
Total revenues	307,981	315,388	717,847	736,907
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	72,387	74,874	166,102	173,389
Labor	106,538	106,476	249,432	249,491
Other operating	43,000	42,668	98,565	97,693
Occupancy	25,458	26,460	60,478	61,470
Depreciation and amortization	21,369	22,323	49,807	51,516
Selling, general, and administrative expenses	35,234	35,617	83,350	81,935
Pre-opening costs	—	569	319	1,706
Other charges	16,847	10,615	19,245	16,902
Total costs and expenses	320,833	319,602	727,298	734,102

(Loss) income from operations	(12,852)	(4,214)	(9,451)	2,805
Other expense:
Interest expense, net and other	2,153	2,385	5,391	5,792
Loss before income taxes	(15,005)	(6,599)	(14,842)	(2,987)
Income tax benefit	(15,986)	(4,725)	(16,462)	(5,493)
Net income (loss)	$981	$(1,874)	$1,620	$2,506
Earnings (loss) per share:
Basic	$0.08	$(0.14)	$0.12	$0.19
Diluted	$0.08	$(0.14)	$0.12	$0.19
Weighted average shares outstanding:
Basic	12,970	12,982	12,969	12,979
Diluted	13,043	12,982	13,047	13,080

Other comprehensive income (loss):
Foreign currency translation adjustment	$406	$(497)	$77	$(770)
Other comprehensive income (loss), net of tax	406	(497)	77	(770)
Total comprehensive income (loss)	$1,387	$(2,371)	$1,697	$1,736
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2018	17,851	$18	4,880	$(201,505)	$212,752	$(4,801)	$376,341	$382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(32)	1,344	(1,204)	—	—	140
Acquisition of treasury stock	—	—	31	(974)	—	—	—	(974)
Non-cash stock compensation	—	—	—	—	477	—	—	477
Net income	—	—	—	—	—	—	639	639
Other comprehensive income	—	—	—	—	—	(329)	—	(329)
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Balance, April 21, 2019	17,851	$18	4,879	$(201,135)	$212,025	$(5,130)	$361,808	$367,586
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(30)	1,208	(907)	—	—	301
Acquisition of treasury stock	—	—	17	(501)	—	—	—	(501)
Non-cash stock compensation	—	—	—	—	941	—	—	941
Net income	—	—	—	—	—	—	981	981
Other comprehensive income	—	—	—	—	—	406	—	406
Balance, July 14, 2019	17,851	$18	4,866	$(200,428)	$212,059	$(4,724)	$362,789	$369,714

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	17,851	$18	4,897	$(202,485)	$210,708	$(3,566)	$382,760	$387,435
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(26)	1,042	(1,167)	—	—	(125)
Non-cash stock compensation	—	—	—	—	1,287	—	—	1,287
Net income	—	—	—	—	—	—	4,380	4,380
Other comprehensive income	—	—	—	—	—	(273)	—	(273)
Balance April 22, 2018	17,851	$18	4,871	$(201,443)	$210,828	$(3,839)	$387,140	392,704
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(22)	961	(545)	—	—	416
Non-cash stock compensation	—	—	—	—	1,069	—	—	1,069
Net income	—	—	—	—	—	—	(1,874)	(1,874)
Other comprehensive income	—	—	—	—	—	(497)	—	(497)
Balance, July 15, 2018	17,851	$18	4,849	$(200,482)	$211,352	$(4,336)	$385,266	$391,818

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	July 14, 2019	July 15, 2018
Cash flows from operating activities:
Net income	$1,620	$2,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,807	51,516
Gift card breakage	(4,320)	(1,673)
Unpaid other charges	15,964	14,537
Deferred income tax (benefit) provision	(21,526)	(7,766)
Stock-based compensation expense	1,415	2,356
Other, net	560	709
Changes in operating assets and liabilities:
Accounts receivable	12,132	14,070
Prepaid expenses and other current assets	3,459	13,744
Trade accounts payable and accrued liabilities	(7,388)	(732)
Unearned revenue	(11,343)	(13,591)
Other operating assets and liabilities, net	1,366	1,344
Net cash provided by operating activities	41,746	77,020
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(21,168)	(27,319)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	178	115
Net cash used in investing activities	(20,990)	(27,204)
Cash flows from financing activities:
Borrowings of long-term debt	162,000	160,500
Payments of long-term debt and finance leases	(174,464)	(205,870)
Purchase of treasury stock	(1,475)	—
Proceeds from exercise of stock options and employee stock purchase plan	693	732
Net cash used in financing activities	(13,246)	(44,638)
Effect of exchange rate changes on cash	115	(996)
Net change in cash and cash equivalents	7,625	4,182
Cash and cash equivalents, beginning of period	18,569	17,714
Cash and cash equivalents, end of period	$26,194	$21,896

Supplemental disclosure of cash flow information
Income taxes paid	$2,742	$991
Interest paid, net of amounts capitalized	$5,482	$5,411
Change in construction related payables	$1,883	$2,127
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of July 14, 2019, the Company owned and operated 472 restaurants located in 39 states and two Canadian provinces. The Company also had 90 franchised full-service restaurants in 16 states as of July 14, 2019. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended July 14, 2019 is referred to as second quarter 2019, or the twelve weeks ended July 14, 2019; the first quarter ended April 21, 2019 is referred to as first quarter 2019; and together, the first and second quarters of 2019 are referred to as the twenty-eight weeks ended July 14, 2019. The Company’s quarter that ended July 15, 2018 is referred to as second quarter 2018, or the twelve weeks ended July 15, 2018; the first quarter ended April 22, 2018 is referred to as first quarter 2018; and together, the first and second quarters of 2018 are referred to as the twenty-eight weeks ended July 15, 2018. The Company’s fiscal year 2019 comprises 52 weeks and will end on December 29, 2019.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the fiscal year ended December 30, 2018, the Company reclassified unfavorable lease rights of $1.4 million from Deferred rent to Other non-current liabilities on the condensed consolidated balance sheets. Management believes this presentation better reflects the nature of these liabilities subsequent to the adoption of Topic 842, as defined below.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2019	July 15, 2018	July 14, 2019	July 15, 2018
Restaurant revenue	$302,418	$310,392	$702,902	$725,094
Franchise revenue	4,389	4,006	9,752	9,449
Other revenue	$1,174	$990	$5,193	$2,364
Total revenues	$307,981	$315,388	$717,847	$736,907
Contract liabilities
Unearned gift card revenue at July 14, 2019 and December 30, 2018 was $29.4 million and $45.3 million. Deferred loyalty revenue, which was also included in Unearned revenue in the accompanying condensed consolidated balance sheets, was $10.3 million and $10.0 million at July 14, 2019 and December 30, 2018.
Revenue recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twenty-Eight Weeks Ended
	July 14, 2019	July 15, 2018
Gift card revenue	$18,380	$16,269

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
The effect of the changes made to our consolidated December 31, 2018 balance sheet as a result of the adoption of Topic 842 was as follows (in thousands):

	Balance at December 30, 2018	Adjustments due to Topic 842	Balance at December 31, 2018

Balance sheet
Non-current assets
Right of use assets, net	$—	$478,268	$478,268
Prepaid expenses and other current assets	27,576	(6,592)	20,984

Current liabilities
Short-term portion of lease obligations	786	40,606	41,392
Non-current liabilities
Deferred Rent	75,675	(75,675)	—
Long-term portion of lease obligations	9,414	506,745	516,159

Stockholders’ equity:
Retained earnings	$376,341	$(15,172)	$361,169
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

Leases are included in right-of-use assets, net, short-term portion of lease obligations, and long-term portion of lease liabilities on our condensed consolidated balance sheet as of July 14, 2019 as follows (in thousands):

	Finance	Operating	Total
Right of use assets, net	$8,878	$439,474	$448,352

Short-term portion of lease obligations	931	41,205	42,136
Long-term portion of lease obligations	10,459	492,571	503,030
Total	$11,390	$533,776	$545,166
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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in occupancy on our condensed consolidated statement of operations as follows (in thousands):

	Twelve Weeks Ended	Twenty-Eight Weeks Ended
	July 14, 2019	July 14, 2019
Operating lease cost	$17,442	$41,114
Finance lease cost
Amortization of right of use assets	193	441
Interest on lease liabilities	125	294
Total finance lease cost	318	735
Variable lease cost	6,647	15,532
Total	$24,407	$57,381
Maturities of our lease liabilities as of July 14, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2019	$626	$32,754	$33,380
2020	1,396	78,506	79,902
2021	1,437	77,773	79,210
2022	1,283	75,260	76,543
2023	1,220	72,931	74,151
Thereafter	8,828	469,432	478,260
Total future lease liability	14,790	806,656	821,446
Less imputed interest	3,400	272,880	276,280
Fair value of lease liability	$11,390	$533,776	$545,166

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting guidance, maturities of lease liabilities were as follows as of December 30, 2018 (in thousands):

	Capital Leases	Operating Leases
2019	$1,234	$80,367
2020	1,242	76,936
2021	1,240	70,419
2022	1,063	61,649
2023	1,019	54,121
Thereafter	7,552	206,879
Total	13,350	$550,371
Less amount representing interest	(3,150)
Present value of future minimum lease payments	10,200
Less current portion	(786)
Long-term capital lease obligations	$9,414
Supplemental cash flow information related to leases is as follows:

Twenty-Eight Weeks Ended
July 14, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):	$40,129
Right of use assets obtained in exchange for operating lease obligations following the adoption of Topic 842 (in thousands):	$7,022
Right of use assets obtained in exchange for finance lease obligations following the adoption of Topic 842 (in thousands):	$1,669

Other information related to operating leases as follows:
Weighted average remaining lease term	11 years
Weighted average discount rate	7.35%

Other information related to financing leases as follows:
Weighted average remaining lease term	12 years
Weighted average discount rate	4.74%

4. Goodwill and Intangible Assets
The following table presents goodwill as of July 14, 2019 and December 30, 2018 (in thousands):

Balance, December 30, 2018	$95,838
Foreign currency translation adjustment	615
Balance, July 14, 2019	$96,453
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.

The following table presents intangible assets as of July 14, 2019 and December 30, 2018 (in thousands):

	July 14, 2019			December 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$53,736	$(34,580)	$19,156	$54,404	$(33,160)	$21,244
Favorable leases	13,001	(8,490)	4,511	13,001	(8,136)	4,865
Liquor licenses and other	10,730	(9,786)	944	10,810	(9,770)	1,040
	$77,467	$(52,856)	$24,611	$78,215	$(51,066)	$27,149
Indefinite-lived intangible assets:
Liquor licenses and other	$7,460	$—	$7,460	$7,460	$—	$7,460
Intangible assets, net	$84,927	$(52,856)	$32,071	$85,675	$(51,066)	$34,609
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
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2019	July 15, 2018	July 14, 2019	July 15, 2018
Basic weighted average shares outstanding	12,970	12,982	12,969	12,979
Dilutive effect of stock options and awards	73	—	78	101
Diluted weighted average shares outstanding	13,043	12,982	13,047	13,080

Awards excluded due to anti-dilutive effect on diluted earnings per share	378	344	457	298

6. Other Charges
Other charges consist of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2019	July 15, 2018	July 14, 2019	July 15, 2018
Asset impairment	$14,064	$9,643	$14,064	$9,643
Executive transition and severance	370	—	2,364	—
Restaurant closure costs	1,001	—	1,305	—
Board and shareholder matter costs	1,152	—	1,152	—
Litigation contingencies	—	—	—	4,000
Reorganization costs	—	466	—	2,753
Spiral menu disposal	—	506	—	506
Executive retention	260	—	360	—
Other charges	$16,847	$10,615	$19,245	$16,902
In second quarter 2019, the Company determined 29 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $14.1 million. In second quarter 2018, the Company determined eight Company-owned restaurants were impaired and recognized a non-cash impairment charge of $9.6 million. The Company recognized the impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows.
7. Borrowings
Long-term debt as of July 14, 2019 and December 30, 2018 was $181.4 million and $193.4 million.
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On August 19, 2019, the Company entered into a second amendment (the “Amendment”) to the Credit Facility. The Amendment increases the lease adjusted leverage ratio to 5.0x through December 29, 2019 before returning to 4.75x thereafter. In addition, the Amendment revises the definition of permitted acquisitions under the Credit Facility to correspond with the change to the lease adjusted leverage ratio and clarifies the classification of existing capital and operating leases. A copy of the Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
The Company’s lease adjusted leverage ratio was 4.30x as of July 14, 2019. The lease adjusted leverage ratio is defined in Section 1.1 of the Company’s credit facility, which is filed as Exhibit 10.32 to the Annual Report on Form 10-K filed on February 21, 2017.
The Credit Facility matures on June 30, 2021. As of July 14, 2019, the Company had outstanding borrowings under the Credit Facility of $180.5 million, in addition to amounts issued under letters of credit of $7.4 million, which reduced the amount available under the facility but were not recorded as debt. As of December 30, 2018, the Company had outstanding borrowings under the Credit Facility of $192.5 million, in addition to amounts issued under letters of credit of $7.8 million.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $1.3 million and $1.7 million as of July 14, 2019 and December 30, 2018.

8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of July 14, 2019 and December 30, 2018 (in thousands):

	July 14, 2019	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,808	$6,808	$—	$—
Total assets measured at fair value	$6,808	$6,808	$—	$—

	December 30, 2018	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,198	$8,198	$—	$—
Total assets measured at fair value	$8,198	$8,198	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of July 14, 2019 and December 30, 2018, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 6, Other Charges, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
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
The following table presents the carrying value and estimated fair value of the Company’s finance lease obligations as of July 14, 2019 and December 30, 2018 (in thousands):

	July 14, 2019		December 30, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Finance lease obligations	$11,405	$10,977	$10,200	$10,143
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2019 and 2018 refer to the twelve and twenty-eight week periods ending July 14, 2019 and July 15, 2018, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 562 locations in North America. As of July 14, 2019, the Company operated 472 Company-owned restaurants located in 39 states and two Canadian provinces. The Company also had 90 franchised full-service restaurants in 16 states as of July 14, 2019. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and twenty-eight weeks ended July 14, 2019:

•	Financial performance.

◦
Restaurant revenue decreased $8.0 million, or 2.6%, to $302.4 million for the twelve weeks ended July 14, 2019, as compared to the twelve weeks ended July 15, 2018, due to a $4.4 million, or 1.5%, decrease in comparable restaurant revenue, and a $4.2 million decrease from closed restaurants, partially offset by a $0.6 million increase in revenue from late 2018 new restaurant openings. Restaurant revenue decreased $22.2 million, or 3.1%, to $702.9 million for the twenty-eight weeks ended July 14, 2019, as compared to the twenty-eight weeks ended July 15, 2018, due to a $16.8 million, or 2.4%, decrease in comparable restaurant revenue, a $7.1 million decrease from closed restaurants, and a $0.9 million unfavorable foreign currency exchange impact partially offset by a $2.6 million increase in revenue from late 2018 new restaurant openings.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 110 basis points to 81.8% for the twelve weeks ended July 14, 2019, as compared to 80.7% for the twelve weeks ended July 15, 2018. For the twenty-eight weeks ended July 14, 2019, restaurant operating costs, as a percentage of restaurant revenue increased 140 basis points to 81.7%, as compared to 80.3% for the same period in 2018. The increase was due to higher labor and other operating costs, offset by a decrease in food and beverage costs as a percentage of restaurant revenue.

◦
Net income was $1.0 million for the twelve weeks ended July 14, 2019 compared to a net loss of $1.9 million for the twelve weeks ended July 15, 2018. Diluted earnings per share were $0.08 for the twelve weeks ended July 14, 2019, as compared to diluted loss per share of $0.14 for the twelve weeks ended July 15, 2018. Excluding charges of $0.80 for impairment expenses, $0.07 for board and shareholder matter costs, $0.05 for restaurant closure costs, $0.02 for executive transition and severance, and $0.01 for executive retention, adjusted earnings per diluted share for the second quarter ended July 14, 2019 were $1.03. Excluding charges of $0.54 for asset impairment, $0.03 for spiral menu disposal, and $0.03 for reorganization costs, adjusted earnings per diluted share for the second quarter ended July 15, 2018 were $0.46. Net income was $1.6 million for the twenty-eight weeks ended July 14, 2019 compared to net income of $2.5 million for the twenty-eight weeks ended July 15, 2018. Diluted earnings per share were $0.12 for the twelve weeks ended July 14, 2019, as compared to diluted earnings per share of $0.19 for the twenty-eight weeks ended July 15, 2018. Excluding the impact of $0.80 per diluted share for impairment expenses, $0.13 for executive transition and severance, $0.08 for restaurant closure costs, $0.07 for board and shareholder matter costs, and $0.02 for executive retention, net income per diluted share for the twenty-eight weeks ended July 14, 2019 was $1.22. Excluding the impact of $0.54 per diluted share for asset impairment, $0.23 per diluted share for litigation contingencies, $0.16 per diluted share for reorganization costs, and $0.03 per diluted share for the disposal of spiral menus, net income per diluted share for the twenty-eight weeks ended July 15, 2018 was $1.15.

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

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Twenty Eight Weeks Ended
	July 14, 2019	July 15, 2018	July 14, 2019	July 15, 2018
Company-owned:
Beginning of period	483	484	484	480
Opened during the period	—	2	—	6
Closed during the period(1)	(11)	(2)	(12)	(2)
End of period	472	484	472	484
Franchised:
Beginning of period	89	87	89	86
Opened during the period	1	1	1	2
End of period	90	88	90	88
Total number of restaurants	562	572	562	572
_________________________________________________________
(1) Restaurants closed during the twelve weeks ended July 14, 2019 include the permanent closure of ten restaurants and the temporary closure of one restaurant. Restaurants closed during the twenty-eight weeks ended July 14, 2019 include the permanent closure of eleven restaurants, and the temporary closure of one restaurant. Restaurants closed in the twelve and twenty-eight week periods ended July 15, 2018 consisted entirely of permanently closed restaurants.

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2018 annual financial statements, with the exception of changes made due to the adoption of Topic 842, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2019	July 15, 2018	July 14, 2019	July 15, 2018
Revenues:
Restaurant revenue	98.2%	98.4%	97.9%	98.4%
Franchise royalties, fees, and other revenues	1.8	1.6	2.1	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.9	24.1	23.6	23.9
Labor	35.2	34.3	35.5	34.4
Other operating	14.2	13.7	14.0	13.5
Occupancy	8.4	8.5	8.6	8.5
Total restaurant operating costs	81.8	80.7	81.7	80.3
Depreciation and amortization	6.9	7.1	6.9	7.0
Selling, general, and administrative	11.4	11.3	11.6	11.1
Pre-opening costs	—	0.2	—	0.2
Other charges	5.5	3.4	2.7	2.3
Income from operations	(4.2)	(1.3)	(1.3)	0.4

Interest expense, net and other	0.7	0.8	0.8	0.8
Income before income taxes	(4.9)	(2.1)	(2.1)	(0.4)
Income tax benefit	(5.2)	(1.5)	(2.3)	(0.7)
Net income	0.3%	(0.6)%	0.2%	0.3%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Revenues in thousands)	July 14, 2019	July 15, 2018	Percent Change	July 14, 2019	July 15, 2018	Percent Change
Restaurant revenue	$302,418	$310,392	(2.6)%	$702,902	$725,094	(3.1)%
Franchise and other revenue	5,563	4,996	11.3%	14,945	11,813	26.5%
Total revenues	$307,981	$315,388	(2.3)%	$717,847	$736,907	(2.6)%
Average weekly sales volumes in Company-owned restaurants(1)	$52,907	$53,266	(0.7)%	$52,272	$53,470	(2.2)%
Total operating weeks	5,716	5,827	(1.9)%	13,447	13,544	(0.7)%
Restaurant revenue per square foot	$102	$104	(1.9)%	$236	$243	(2.9)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the twelve and twenty-eight weeks ended July 15, 2018 for Company-owned restaurants was $53,268 and $53,536, respectively. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the twelve weeks ended July 14, 2019, which comprises primarily food and beverage sales, decreased $8.0 million, or 2.6%, as compared to second quarter 2018. The decrease was due to a $4.4 million, or 1.5%, decrease in comparable restaurant revenue and a $4.2 million decrease from closed restaurants, partially offset by a $0.6 million increase in revenue from late 2018 new restaurant openings. The comparable restaurant revenue decrease was driven by a 6.4% decrease in guest counts offset by a 4.9% increase in average guest check. The increase in average guest check resulted from a 2.6% increase in pricing and a 2.3% increase in menu mix. The increase in menu mix was primarily driven by our current menu and promotional strategy, resulting in lower Tavern burger sales and higher Finest burger and entrée sales.
Restaurant revenue for the twenty-eight weeks ended July 14, 2019, decreased $22.2 million or 3.1%, as compared to the twenty-eight weeks ended July 15, 2018. The decrease was due to a $16.8 million, or 2.4%, decrease in comparable restaurant revenue, a $7.1 million decrease from closed restaurants, and a $0.9 million unfavorable foreign currency exchange impact partially offset by $2.6 million increase in revenue from late 2018 new restaurant openings. The comparable restaurant revenue decrease was driven by a 5.9% decrease in guest counts offset by a 3.5% increase in average guest check. The increase in average guest check resulted from a 2.2% increase in pricing and a 1.3% increase in menu mix. The increase in menu mix was primarily driven by our current menu and promotional strategy, resulting in lower Tavern burger sales and higher Finest burger and entrée sales.
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
Franchise and other revenue increased $0.6 million for the twelve weeks ended July 14, 2019 compared to the twelve weeks ended July 15, 2018 and increased $3.1 million for the twenty-eight weeks ended July 14, 2019 compared to the twenty-eight weeks ended July 15, 2018, primarily due to an increase in gift card breakage. Our franchisees reported a comparable restaurant revenue decrease of 2.8% for the twelve weeks ended July 14, 2019 compared to the twelve weeks ended July 15, 2018 and a decrease of 2.2% for the twenty-eight weeks ended July 14, 2019 compared to the twenty eight weeks ended July 15, 2018.

Cost of Sales

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2019	July 15, 2018	Percent Change	July 14, 2019	July 15, 2018	Percent Change
Cost of sales	$72,387	$74,874	(3.3)%	$166,102	$173,389	(4.2)%
As a percent of restaurant revenue	23.9%	24.1%	(0.2)%	23.6%	23.9%	(0.3)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 20 basis points for the twelve weeks ended July 14, 2019 as compared to the same period in 2018, and decreased 30 basis points for the twenty-eight weeks ended July 14, 2019 as compared to the same period in 2018. The decrease was mainly driven by reduction in waste and lower Tavern mix.
Labor

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2019	July 15, 2018	Percent Change	July 14, 2019	July 15, 2018	Percent Change
Labor	$106,538	$106,476	0.1%	$249,432	$249,491	—%
As a percent of restaurant revenue	35.2%	34.3%	0.9%	35.5%	34.4%	1.1%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 14, 2019, labor as a percentage of restaurant revenue increased 90 basis points compared to the same period in 2018. The increase was primarily driven by sales deleverage.
For the twenty-eight weeks ended July 14, 2019, labor as a percentage of restaurant revenue increased 110 basis points compared to the same period in 2018. The increase was primarily driven by increases in minimum wage rates in certain jurisdictions, increased management headcount to allow our restaurants to become fully staffed in support of our focus on operational execution, and sales deleverage.
Other Operating

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2019	July 15, 2018	Percent Change	July 14, 2019	July 15, 2018	Percent Change
Other operating	$43,000	$42,668	0.8%	$98,565	$97,693	0.9%
As a percent of restaurant revenue	14.2%	13.7%	0.5%	14.0%	13.5%	0.5%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve and twenty-eight week periods ended July 14, 2019, Other operating costs as a percentage of restaurant revenue increased 50 basis points as compared to the same periods in 2018. The increase was primarily due to higher costs of third-party delivery fees, partially offset by a decrease in restaurant supplies.
Occupancy

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2019	July 15, 2018	Percent Change	July 14, 2019	July 15, 2018	Percent Change
Occupancy	$25,458	$26,460	(3.8)%	$60,478	$61,470	(1.6)%
As a percent of restaurant revenue	8.4%	8.5%	(0.1)%	8.6%	8.5%	0.1%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve and twenty-eight week periods ended July 14, 2019, occupancy costs as a percentage of restaurant revenue remained flat over the same periods in 2018. Our fixed rents for the twelve weeks ended July 14, 2019 and July 15, 2018 were $17.0 million and $17.7 million, a decrease of $0.7 million due to 10 net locations permanently closed during the period. Our fixed rents for the twenty-eight weeks ended July 14, 2019 and July 15, 2018 were $40.2 million and $41.2 million, a decrease of $1.0 million due to 11 net locations permanently closed during the period.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2019	July 15, 2018	Percent Change	July 14, 2019	July 15, 2018	Percent Change
Depreciation and amortization	$21,369	$22,323	(4.3)%	$49,807	$51,516	(3.3)%
As a percent of total revenues	6.9%	7.1%	(0.2)%	6.9%	7.0%	(0.1)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve and twenty-eight week periods ended July 14, 2019, depreciation and amortization expense as a percentage of revenue remained flat over the same periods in 2018.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2019	July 15, 2018	Percent Change	July 14, 2019	July 15, 2018	Percent Change
Selling, general, and administrative	$35,234	$35,617	(1.1)%	$83,350	$81,935	1.7%
As a percent of total revenues	11.4%	11.3%	0.1%	11.6%	11.1%	0.5%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended July 14, 2019 decreased $0.4 million, or 1.1%, as compared to the same period in 2018. The decrease was primarily due to lower media spend, partially offset by increases in professional and legal fees. For the twenty-eight weeks ended July 14, 2019, selling, general, and administrative costs increased $1.4 million, or 1.7%, as compared to the same period in 2018. The increase was primarily related to an increase in professional services and higher wages.
Pre-opening Costs

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2019	July 15, 2018	Percent Change	July 14, 2019	July 15, 2018	Percent Change
Pre-opening costs	$—	$569	(100.0)%	$319	$1,706	(81.3)%
As a percent of total revenues	—%	0.2%	(0.2)%	—%	0.2%	(0.2)%
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
We incurred no pre-opening costs during the twelve weeks ended July 14, 2019. Pre-opening costs decreased $1.4 million for the twenty-eight weeks ended July 14, 2019 as compared to the same period in 2018. The decrease was primarily due to fewer openings during the twenty-eight week period ended July 14, 2019 as compared to the same period in 2018.
Interest Expense, Net and Other
Interest expense, net and other was $2.2 million for the twelve weeks ended July 14, 2019, a decrease of $0.2 million, or 9.7%, from the same period in 2018. Interest expense, net and other was $5.4 million for the twenty-eight weeks ended July 14, 2019, a decrease of $0.4 million, or 6.9%, from the same period in 2018. The decrease was primarily related to recognizing a gain on the Company’s deferred compensation plan assets compared to a loss the same period a year ago. Our weighted average interest rate was 5.2% and 5.0% for the twelve week and twenty-eight weeks ended July 14, 2019, as compared to 4.5% and 4.3% for the twelve and twenty-eight weeks ended July 15, 2018.

Provision for Income Taxes
The effective tax benefit for the twelve weeks ended July 14, 2019 was 106.5%, compared to 71.6% benefit for the twelve weeks ended July 15, 2018. The effective tax benefit for the twenty-eight weeks ended July 14, 2019 and July 15, 2018 was 110.9% and 183.9%. The change in both the twelve and twenty-eight week effective tax benefits are primarily due to the decrease in income compared to the same period a year ago.

Liquidity and Capital Resources
Cash and cash equivalents increased 7.6 million to $26.2 million at July 14, 2019, from $18.6 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to pay down debt, maintain existing restaurants and infrastructure, execute our long-term strategic initiatives, and repurchase our common stock.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-Eight Weeks Ended
	July 14, 2019	July 15, 2018
Net cash provided by operating activities	$41,746	$77,020
Net cash used in investing activities	(20,990)	(27,204)
Net cash used in financing activities	(13,246)	(44,638)
Effect of exchange rate changes on cash	115	(996)
Net change in cash and cash equivalents	$7,625	$4,182
Operating Cash Flows
Net cash flows provided by operating activities decreased $35.3 million to $41.7 million for the twenty-eight weeks ended July 14, 2019. The changes in net cash provided by operating activities are primarily attributable to a $14.4 million decrease in profit from operations for the twenty-eight weeks ended July 14, 2019 compared to the same period in 2018, as well as changes in working capital as presented in the condensed consolidated statements of cash flows.
Investing Cash Flows
Net cash flows used in investing activities decreased $6.2 million to $21.0 million for the twenty-eight weeks ended July 14, 2019, as compared to $27.2 million for the same period in 2018. The decrease is primarily due to decreased investment in new restaurant openings.
The following table lists the components of our capital expenditures, net of currency translation effect, for the twenty-eight weeks ended July 14, 2019 (in thousands):

Twenty-Eight Weeks Ended July 14, 2019
Investment in technology infrastructure	$11,862
Restaurant maintenance capital	8,331
New restaurants	975
Total capital expenditures	$21,168
Financing Cash Flows
Cash used in financing activities decreased $31.4 million to $13.2 million for the twenty-eight weeks ended July 14, 2019, as compared to the same period in 2018. The decrease primarily resulted from a $32.9 million decrease in net repayments made on long-term debt, offset by $1.5 million of cash used to repurchase the Company’s common stock.
Credit Facility
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On August 19, 2019, the Company entered into a second amendment (the “Amendment”) to the Credit Facility.

The Amendment increases the lease adjusted leverage ratio to 5.0x through December 29, 2019 before returning to 4.75x thereafter. In addition, the Amendment revises the definition of permitted acquisitions under the Credit Facility to correspond with the change to the lease adjusted leverage ratio and clarifies the classification of existing capital and operating leases. A copy of the Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
The Company’s lease adjusted leverage ratio was 4.30x as of July 14, 2019. The lease adjusted leverage ratio is defined in Section 1.1 of the Company’s credit facility, which is filed as Exhibit 10.32 to the Annual Report on Form 10-K filed on February 21, 2017.
The Credit Facility matures on June 30, 2021. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our Credit Facility. Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. As of July 14, 2019, the Company had outstanding borrowings under the Credit Facility of $180.5 million, in addition to amounts issued under letters of credit of $7.4 million, which reduce the amount available under the Credit Facility but are not recorded as debt. As of July 14, 2019, we had unused borrowing capacity under the Credit Facility of approximately $237.1 million.
Covenants.  We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of July 14, 2019, we were in compliance with all debt covenants.
Debt Outstanding.  Total debt outstanding decreased $12.0 million to $181.4 million at July 14, 2019, from $193.4 million at December 30, 2018, due to net repayments of $12.0 million on the Credit Facility during the twenty-eight weeks ended July 14, 2019.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation had a negative impact on our financial condition and results of operations during the twelve and twenty-eight weeks ended July 14, 2019. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor costs for the remainder of 2019.
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
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business strategy and improvement initiatives, including the effectiveness of our affordability, service improvement, technology, and off-premise initiatives to drive traffic and sales; the effectiveness of our marketing campaigns; our ability to effectively use and monitor social media; uncertainty regarding general economic and industry conditions; concentration of restaurants in certain markets and lack of market awareness in new markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef; changes in energy and labor costs, including due to changes in health care and market wage levels; the success of our refranchising efforts; changes in federal, state, or local laws and regulations affecting the operation of our restaurants, including but not limited to, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; limitations on our ability to execute stock repurchases at all or at the times or in the amounts we currently anticipate due to lack of available share or acceptable stock price levels or other market or Company-specific conditions, or to otherwise achieve anticipated benefits of a share repurchase program; our ability to attract and retain qualified managers and Team Members; the adequacy of cash flows or available access to capital or debit resources under our Credit Facility or otherwise to fund operations and growth opportunities; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, including relating to fluctuations in our stock price, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; the impact of our recent adoption of a shareholder rights plan; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on February 27, 2019.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of July 14, 2019, we had $180.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.8 million on an annualized basis.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 14, 2019, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The table below provides a summary of the Company’s purchases of its own common stock during the second quarter of 2019.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
12/31/18-1/27/19	10,800	$31.12	53,400	$73,190
1/28/19-2/24/19	11,400	32.81	64,800	72,815
2/25/19-3/24/19	9,000	29.31	73,800	72,552
5/20/19-6/16/19	5,800	27.41	79,600	72,393
6/17/19-7/14/19	11,100	30.83	90,700	72,051
Pursuant to Publicly Announced Plans or Programs(2)	48,100
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) Since August 9, 2018, when the current share repurchase program of $75 million of the Company's common stock was authorized, the Company has purchased 90,700 shares for a total of $2.9 million.

ITEM 6.    Exhibits

Exhibit Number	Description

3.1
Certificate of Designation of Series A Junior Participating Preferred Stock of Red Robin Gourmet Burgers, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 5, 2019.

4.1
Rights Agreement, dated as of June 4, 2019, between Red Robin Gourmet Burgers, Inc. and America Stock Transfer & Trust Company, LLC, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 5, 2019.

10.1	Amendment to Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Lynn S. Schweinfurth, dated as of June 11, 2019.

10.2	Second Amendment to Credit Agreement, dated August 19, 2019.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 14, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 14, 2019 and December 30, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the twelve and twenty-eight weeks ended July 14, 2019 and July 15, 2018; (iii) Condensed Consolidated Statements of Stockholders' Equity at July 14, 2019 and December 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 14, 2019 and July 15, 2018; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 23, 2019	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)