Form 10-Q
period 2019-10-06
RED ROBIN GOURMET BURGERS INC
filed 2019-11-05
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2019

or

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

As of November 4, 2019, there were 12,939,670 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	October 6, 2019	December 30, 2018
Assets:
Current assets:
Cash and cash equivalents	$20,211	$18,569
Accounts receivable, net	11,470	25,034
Inventories	27,053	27,370
Prepaid expenses and other current assets	16,450	27,576
Total current assets	75,184	98,549
Property and equipment, net	522,387	565,142
Right of use assets, net	441,701	—
Goodwill	96,162	95,838
Intangible assets, net	30,937	34,609
Other assets, net	79,288	49,803
Total assets	$1,245,659	$843,941
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$37,050	$39,024
Accrued payroll and payroll-related liabilities	37,542	37,922
Unearned revenue	37,913	55,360
Short-term portion of lease obligations	43,303	786
Accrued liabilities and other	41,823	38,057
Total current liabilities	197,631	171,149
Deferred rent	—	75,675
Long-term debt	188,875	193,375
Long-term portion of lease obligations	481,295	9,414
Other non-current liabilities	10,067	11,523
Total liabilities	877,868	461,136
Stockholders’ equity:
Common stock; $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,957 and 12,971 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,894 and 4,880 shares, at cost	(201,350)	(201,505)
Paid-in capital	213,141	212,752
Accumulated other comprehensive loss, net of tax	(4,986)	(4,801)
Retained earnings	360,968	376,341
Total stockholders’ equity	367,791	382,805
Total liabilities and stockholders’ equity	$1,245,659	$843,941

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2019	October 7, 2018	October 6, 2019	October 7, 2018
Revenues:
Restaurant revenue	$289,862	$290,218	$992,764	$1,015,312
Franchise and other revenues	4,360	4,659	19,305	16,472
Total revenues	294,222	294,877	1,012,069	1,031,784
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	69,017	69,003	235,119	242,392
Labor	104,870	102,322	354,302	351,813
Other operating	44,317	43,612	142,882	141,305
Occupancy	24,942	26,629	85,420	88,099
Depreciation and amortization	21,280	21,819	71,087	73,335
Selling, general, and administrative expenses	36,776	28,780	120,126	110,715
Pre-opening costs	—	387	319	2,093
Other (gains) charges	(1,757)	520	17,488	17,422
Total costs and expenses	299,445	293,072	1,026,743	1,027,174

(Loss) income from operations	(5,223)	1,805	(14,674)	4,610
Other expense:
Interest expense, net and other	1,812	2,295	7,203	8,087
Loss before income taxes	(7,035)	(490)	(21,877)	(3,477)
Income tax benefit	(5,214)	(2,199)	(21,676)	(7,692)
Net (loss) income	$(1,821)	$1,709	$(201)	$4,215
(Loss) earnings per share:
Basic	$(0.14)	$0.13	$(0.02)	$0.32
Diluted	$(0.14)	$0.13	$(0.02)	$0.32
Weighted average shares outstanding:
Basic	12,959	12,994	12,967	12,977
Diluted	12,959	13,054	12,967	13,064

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(262)	$261	$(185)	$(509)
Other comprehensive (loss) income, net of tax	(262)	261	(185)	(509)
Total comprehensive (loss) income	$(2,083)	$1,970	$(386)	$3,706
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2018	17,851	$18	4,880	$(201,505)	$212,752	$(4,801)	$376,341	$382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(32)	1,344	(1,204)	—	—	140
Acquisition of treasury stock	—	—	31	(974)	—	—	—	(974)
Non-cash stock compensation	—	—	—	—	477	—	—	477
Net income	—	—	—	—	—	—	639	639
Other comprehensive loss	—	—	—	—	—	(329)	—	(329)
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Balance, April 21, 2019	17,851	$18	4,879	$(201,135)	$212,025	$(5,130)	$361,808	$367,586
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(30)	1,208	(907)	—	—	301
Acquisition of treasury stock	—	—	17	(501)	—	—	—	(501)
Non-cash stock compensation	—	—	—	—	941	—	—	941
Net income	—	—	—	—	—	—	981	981
Other comprehensive income	—	—	—	—	—	406	—	406
Balance, July 14, 2019	17,851	$18	4,866	$(200,428)	$212,059	$(4,724)	$362,789	$369,714
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(1)	37	(44)	—	—	(7)
Acquisition of treasury stock	—	—	29	(959)	—	—	—	(959)
Non-cash stock compensation	—	—	—	—	1,126	—	—	1,126
Net loss	—	—	—	—	—	—	(1,821)	(1,821)
Other comprehensive loss	—	—	—	—	—	(262)	—	(262)
Balance, October 6, 2019	17,851	$18	4,894	$(201,350)	$213,141	$(4,986)	$360,968	$367,791

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	17,851	$18	4,897	$(202,485)	$210,708	$(3,566)	$382,760	$387,435
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(26)	1,042	(1,167)	—	—	(125)
Non-cash stock compensation	—	—	—	—	1,287	—	—	1,287
Net income	—	—	—	—	—	—	4,380	4,380
Other comprehensive loss	—	—	—	—	—	(273)	—	(273)
Balance April 22, 2018	17,851	$18	4,871	$(201,443)	$210,828	$(3,839)	$387,140	392,704
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(22)	961	(545)	—	—	416
Non-cash stock compensation	—	—	—	—	1,069	—	—	1,069
Net loss	—	—	—	—	—	—	(1,874)	(1,874)
Other comprehensive loss	—	—	—	—	—	(497)	—	(497)
Balance July 15, 2018	17,851	$18	4,849	$(200,482)	$211,352	$(4,336)	$385,266	$391,818
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(2)	70	(94)	—	—	(24)
Acquisition of treasury stock	—	—	8	(336)	—	—	—	(336)
Non-cash stock compensation	—	—	—	—	744	—	—	744
Net income	—	—	—	—	—	—	1,709	1,709
Other comprehensive income	—	—	—	—	—	261	—	261
Balance October 7, 2018	17,851	$18	4,855	$(200,748)	$212,002	$(4,075)	$386,975	$394,172

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	October 6, 2019	October 7, 2018
Cash flows from operating activities:
Net (loss) income	$(201)	$4,215
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	71,087	73,335
Gift card breakage	(4,899)	(2,210)
Unpaid other charges	2,929	13,925
Deferred income tax benefit	(27,477)	(11,569)
Stock-based compensation expense	2,539	3,101
Other, net	665	1,033
Changes in operating assets and liabilities:
Accounts receivable	14,059	15,268
Prepaid expenses and other current assets	2,367	10,156
Trade accounts payable and accrued liabilities	(6,657)	(4,127)
Unearned revenue	(12,564)	(15,450)
Other operating assets and liabilities, net	(231)	1,103
Net cash provided by operating activities	41,617	88,780
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(33,078)	(39,842)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	178	265
Net cash used in investing activities	(32,900)	(39,577)
Cash flows from financing activities:
Borrowings of long-term debt	211,500	194,500
Payments of long-term debt and finance leases	(216,918)	(240,553)
Purchase of treasury stock	(2,434)	(337)
Proceeds from exercise of stock options and employee stock purchase plan	696	733
Net cash used in financing activities	(7,156)	(45,657)
Effect of exchange rate changes on cash	81	(892)
Net change in cash and cash equivalents	1,642	2,654
Cash and cash equivalents, beginning of period	18,569	17,714
Cash and cash equivalents, end of period	$20,211	$20,368

Supplemental disclosure of cash flow information
Income taxes paid	$3,140	$1,286
Interest paid, net of amounts capitalized	$7,799	$7,638
Change in construction related payables	$3,902	$(1,084)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily develops, operates, and franchises full-service restaurants in North America. As of October 6, 2019, the Company owned and operated 471 restaurants located in 38 states and two Canadian provinces. The Company also had 90 franchised full-service restaurants in 16 states as of October 6, 2019. The Company operates its business as one operating and one reportable segment.
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
The Company’s quarter that ended October 6, 2019 is referred to as third quarter 2019, or the twelve weeks ended October 6, 2019; the second quarter ended July 14, 2019 is referred to as second quarter 2019, or the twelve weeks ended July 14, 2019; the first quarter ended April 21, 2019 is referred to as first quarter 2019, or the sixteen weeks ended April 21, 2019; and together, the first, second, and third quarters of 2019 are referred to as the forty weeks ended October 6, 2019. The Company’s quarter that ended October 7, 2018 is referred to as third quarter 2018, or the twelve weeks ended October 7, 2018; the second quarter ended July 15, 2018 is referred to as second quarter 2018, or the twelve weeks ended July 15, 2018; the first quarter ended April 22, 2018 is referred to as first quarter 2018, or the sixteen weeks ended April 22, 2018; and together, the first, second, and third quarters of 2018 are referred to as the forty weeks ended October 7, 2018. The Company’s fiscal year 2019 comprises 52 weeks and will end on December 29, 2019.
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the forty week period ended October 7, 2018, the Company reclassified gift card breakage of $2.2 million from Other, net to its own line item presented in the adjustments to reconcile net (loss) income to net cash provided by operating activities on the condensed consolidated statement of cash flows. For the fiscal year ended December 30, 2018, the Company reclassified unfavorable lease rights of $1.4 million from Deferred rent to Other non-current liabilities on the condensed consolidated balance sheets. Management believes this presentation better reflects the nature of these liabilities subsequent to the adoption of Topic 842, as defined in Note 3, Leases.

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-13, Financial Instruments - Credit Losses (“Topic 326”), subsequently amended by various standard updates. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates and requires financial assets to be measured net of expected credit losses at the time of initial recognition. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. Early adoption is permitted. The Company will adopt this guidance beginning with its fiscal first quarter 2020 and will apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We are evaluating the full impact this guidance will have on our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's condensed consolidated financial statements.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2019	October 7, 2018	October 6, 2019	October 7, 2018
Restaurant revenue	$289,862	$290,218	$992,764	$1,015,312
Franchise revenue	3,727	3,914	13,479	13,363
Gift card breakage	580	536	4,899	2,210
Other revenue	53	209	927	899
Total revenues	$294,222	$294,877	$1,012,069	$1,031,784
Contract liabilities
Unearned gift card revenue at October 6, 2019 and December 30, 2018 was $27.4 million and $45.4 million. Deferred loyalty revenue, which was also included in Unearned revenue in the accompanying condensed consolidated balance sheets, was $10.5 million and $10 million at October 6, 2019 and December 30, 2018.
Revenue recognized in the condensed consolidated statements of operations and comprehensive (loss) income for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Forty Weeks Ended
	October 6, 2019	October 7, 2018
Gift card revenue	$19,400	$16,842

3. Leases
Adoption of FASB Accounting Standards Update ("ASU") 2016-02
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) ("Topic 842") along with related clarifications and improvements using the modified retrospective approach without application to prior periods. This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. We applied the practical expedients that do not require us to reassess existing contracts for embedded leases, to separate lease and non-lease components for our population of operating assets, or to reassess lease classification or initial direct costs.
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
We determine if a contract contains a lease at inception. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. We estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.
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

Leases are included in right-of-use assets, net, short-term portion of lease obligations, and long-term portion of lease liabilities on our condensed consolidated balance sheet as of October 6, 2019 as follows (in thousands):

	Finance	Operating	Total
Right of use assets, net	$8,675	$433,026	$441,701
Short-term portion of lease obligations	947	42,356	43,303
Long-term portion of lease obligations	10,214	471,081	481,295
Total	$11,161	$513,437	$524,598
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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in occupancy on our condensed consolidated statement of operations as follows (in thousands):

	Twelve Weeks Ended	Forty Weeks Ended
	October 6, 2019	October 6, 2019
Operating lease cost	$17,298	$58,412
Finance lease cost:
Amortization of right of use assets	193	635
Interest on lease liabilities	122	415
Total finance lease cost	315	1,050
Variable lease cost	6,653	22,186
Total	$24,267	$81,648
Maturities of our lease liabilities as of October 6, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2019	$280	$12,997	$13,277
2020	1,396	78,135	79,531
2021	1,437	77,392	78,829
2022	1,283	74,865	76,148
2023	1,220	72,339	73,559
Thereafter	8,824	451,232	460,056
Total future lease liability	14,440	766,960	781,400
Less imputed interest	3,279	253,523	256,802
Fair value of lease liability	$11,161	$513,437	$524,598

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting guidance, maturities of lease liabilities were as follows as of December 30, 2018 (in thousands):

	Capital Leases	Operating Leases
2019	$1,234	$80,367
2020	1,242	76,936
2021	1,240	70,419
2022	1,063	61,649
2023	1,019	54,121
Thereafter	7,552	206,879
Total	13,350	$550,371
Less amount representing interest	(3,150)
Present value of future minimum lease payments	10,200
Less current portion	(786)
Long-term capital lease obligations	$9,414
Supplemental cash flow information related to leases is as follows:

Forty Weeks Ended
October 6, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):	$60
Right of use assets obtained in exchange for operating lease obligations following the adoption of Topic 842 (in thousands):	$10
Right of use assets obtained in exchange for finance lease obligations following the adoption of Topic 842 (in thousands):	$2

Other information related to operating leases as follows:
Weighted average remaining lease term	11 years
Weighted average discount rate	7.33%

Other information related to financing leases as follows:
Weighted average remaining lease term	12 years
Weighted average discount rate	4.71%

4. Goodwill and Intangible Assets
The following table presents goodwill as of October 6, 2019 and December 30, 2018 (in thousands):

Balance, December 30, 2018	$95,838
Foreign currency translation adjustment	324
Balance, October 6, 2019	$96,162
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.

The following table presents intangible assets as of October 6, 2019 and December 30, 2018 (in thousands):

	October 6, 2019			December 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$53,336	$(35,124)	$18,212	$54,404	$(33,160)	$21,244
Favorable leases	13,001	(8,642)	4,359	13,001	(8,136)	4,865
Liquor licenses and other	10,737	(9,831)	906	10,810	(9,770)	1,040
	$77,074	$(53,597)	$23,477	$78,215	$(51,066)	$27,149
Indefinite-lived intangible assets:
Liquor licenses and other	$7,460	$—	$7,460	$7,460	$—	$7,460
Intangible assets, net	$84,534	$(53,597)	$30,937	$85,675	$(51,066)	$34,609
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
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2019	October 7, 2018	October 6, 2019	October 7, 2018
Basic weighted average shares outstanding	12,959	12,994	12,967	12,977
Dilutive effect of stock options and awards	—	60	—	87
Diluted weighted average shares outstanding	12,959	13,054	12,967	13,064

Awards excluded due to anti-dilutive effect on diluted earnings per share	358	548	405	428

6. Other (Gains) Charges
Other (gains) charges consist of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2019	October 7, 2018	October 6, 2019	October 7, 2018
Asset impairment	$—	$—	$14,064	$9,643
Executive transition and severance	594	—	2,958	—
Restaurant closure gains	(3,922)	—	(2,617)	—
Board and stockholder matter costs	1,311	—	2,463	—
Litigation contingencies	—	—	—	4,000
Reorganization costs	—	520	—	3,273
Spiral menu disposal	—	—	—	506
Executive retention	260	—	620	—
Other (gains) charges	$(1,757)	$520	$17,488	$17,422
In second quarter 2019, the Company determined 29 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $14.1 million. In second quarter 2018, the Company determined eight Company-owned restaurants were impaired and recognized a non-cash impairment charge of $9.6 million. The Company recognized the non-cash impairment charges included in asset impairment above resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. Non-cash impairment charges resulting from restaurant closures are included within restaurant closure gains.
7. Borrowings
Long-term debt as of October 6, 2019 and December 30, 2018 was $188.9 million and $193.4 million.
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On August 19, 2019, the Company entered into a second amendment (the “Amendment”) to the Credit Facility. The Amendment increases the lease adjusted leverage ratio to 5.0x through December 29, 2019 before returning to 4.75x thereafter. In addition, the Amendment revises the definition of permitted acquisitions under the Credit Facility to correspond with the change to the lease adjusted leverage ratio and clarifies the classification of existing capital and operating leases. The Company's lease adjusted leverage ratio was 4.55x as of October 6, 2019. The lease adjusted leverage ratio is defined in Section 1.1 of the Credit Facility, which is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 5, 2016, as further amended by the Amendment filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 23, 2019.
The Credit Facility matures on June 30, 2021. As of October 6, 2019, the Company had outstanding borrowings under the Credit Facility of $188.0 million, in addition to amounts issued under letters of credit of $7.5 million. The amounts issued under letters of credit reduce the amount available under the facility but were not recorded as debt. As of December 30, 2018, the Company had outstanding borrowings under the Credit Facility of $192.5 million, in addition to amounts issued under letters of credit of $7.8 million. No outstanding borrowings were considered short-term as of October 6, 2019 and December 30, 2018.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $1.2 million and $1.7 million as of October 6, 2019 and December 30, 2018.

8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis as of October 6, 2019 and December 30, 2018 (in thousands):

	October 6, 2019	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$7,109	$7,109	$—	$—
Total assets measured at fair value	$7,109	$7,109	$—	$—

	December 30, 2018	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,198	$8,198	$—	$—
Total assets measured at fair value	$8,198	$8,198	$—	$—
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
The following table presents the carrying value and estimated fair value of the Company’s finance lease obligations as of October 6, 2019 and December 30, 2018 (in thousands):

	October 6, 2019		December 30, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Finance lease obligations	$11,161	$10,839	$10,200	$10,143
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
Amounts recorded in the periods presented for litigation contingencies related to employment claims are disclosed in Note 6, Other (Gains) Charges.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2019 and 2018 refer to the twelve and forty week periods ending October 6, 2019 and October 7, 2018, respectively, unless otherwise indicated.
Overview
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily develops, operates, and franchises full-service restaurants with 561 locations in North America. As of October 6, 2019, the Company operated 471 Company-owned restaurants located in 38 states and two Canadian provinces. The Company also had 90 franchised full-service restaurants in 16 states as of October 6, 2019. The Company operates its business as one operating and one reportable segment.
The following summarizes the operational and financial highlights during the twelve and forty weeks ended October 6, 2019:

•	Financial performance.

◦
Restaurant revenue decreased $0.4 million, or 0.1%, to $289.9 million for the twelve weeks ended October 6, 2019, as compared to the twelve weeks ended October 7, 2018, due to a $4.8 million decrease from closed restaurants, partially offset by a $4.4 million, or 1.6%, increase in comparable restaurant revenue. Restaurant revenue decreased $22.5 million, or 2.2%, to $992.8 million for the forty weeks ended October 6, 2019, as compared to the forty weeks ended October 7, 2018, due to a $12.0 million, or 1.2%, decrease in comparable restaurant revenue, a $9.5 million, or 0.9% decrease from closed restaurants, and a $1.0 million unfavorable foreign currency exchange impact.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 70 basis points to 83.9% for the twelve weeks ended October 6, 2019, as compared to 83.2% for the twelve weeks ended October 7, 2018. The increase was primarily due to higher average wages, increased manager staffing levels, and higher third-party delivery expense driven by increasing volumes, partially offset by a decrease in occupancy costs due to restaurant closures. For the forty weeks ended October 6, 2019, restaurant operating costs, as a percentage of restaurant revenue increased 130 basis points to 82.4%, as compared to 81.1% for the same period in 2018. The increase was primarily due to higher average wages, increased manager staffing levels, and higher third-party delivery expense driven by increasing volumes, offset by a decrease in occupancy costs due to restaurant closures, and lower food and beverage costs.

◦
Net loss was $1.8 million for the twelve weeks ended October 6, 2019 compared to net income of $1.7 million for the twelve weeks ended October 7, 2018. Diluted loss per share was $0.14 for the twelve weeks ended October 6, 2019, as compared to diluted earnings per share of $0.13 for the twelve weeks ended October 7, 2018. Excluding a gain included in Other (gains) charges of $0.23 for lease terminations for previously closed restaurants, and costs included in Other (gains) charges of $0.07 for board and stockholder matter costs, $0.04 for executive transition and severance, and $0.02 for executive retention, adjusted loss per share for the twelve weeks ended October 6, 2019 was $0.24. Excluding charges of $0.03 for reorganization costs, adjusted earnings per diluted share for the twelve weeks ended October 7, 2018 was $0.16.

◦
Net loss was $0.2 million for the forty weeks ended October 6, 2019 compared to net income of $4.2 million for the forty weeks ended October 7, 2018. Diluted loss per share was $0.02 for the forty weeks ended October 6, 2019, as compared to diluted earnings per share of $0.32 for the forty weeks ended October 7, 2018. Excluding charges included in Other (gains) charges of $0.80 for asset impairment, $0.17 for executive transition and severance, $0.14 for board and stockholder matter costs, and $0.04 for executive retention, and a gain included in Other (gains) charges of $0.15 for lease terminations for previously closed restaurants, adjusted earnings per diluted share for the forty weeks ended October 6, 2019 was $0.98. Excluding charges of $0.55 for asset impairment, $0.23 for litigation contingencies, $0.18 for reorganization costs, and $0.03 for spiral menu disposal, adjusted earnings per diluted share for the forty weeks ended October 7, 2018 was $1.31.

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

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2019	October 7, 2018	October 6, 2019	October 7, 2018
Company-owned:
Beginning of period	472	484	484	480
Opened during the period(1)	1	2	—	8
Closed during the period	(2)	(1)	(13)	(3)
End of period	471	485	471	485
Franchised:
Beginning of period	90	88	89	86
Opened during the period	—	1	1	3
End of period	90	89	90	89
Total number of restaurants	561	574	561	574
________________________________________________________
(1) The restaurant opened during the twelve weeks ended October 6, 2019 consisted of the reopening of one restaurant which was temporarily closed in the second quarter of 2019. Restaurants opened during the twelve and forty weeks ended October 7, 2018 consisted entirely of completed new restaurant openings.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2019	October 7, 2018	October 6, 2019	October 7, 2018
Revenues:
Restaurant revenue	98.5%	98.4%	98.1%	98.4%
Franchise and other revenues	1.5	1.6	1.9	1.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.8	23.8	23.7	23.9
Labor	36.2	35.3	35.7	34.7
Other operating	15.3	15.0	14.4	13.9
Occupancy	8.6	9.2	8.6	8.7
Total restaurant operating costs	83.9	83.2	82.4	81.1
Depreciation and amortization	7.2	7.4	7.0	7.1
Selling, general and administrative	12.5	9.8	11.8	10.7
Pre-opening and acquisition costs	—	0.1	—	0.2
Other (gains) charges	(0.6)	0.2	1.7	1.7
(Loss) income from operations	(1.8)	0.6	(1.4)	0.4

Interest expense, net and other	0.6	0.8	0.7	0.8
Loss before income taxes	(2.4)	(0.2)	(2.2)	(0.3)
Income tax benefit	(1.8)	(0.7)	(2.1)	(0.7)
Net (loss) income	(0.6)%	0.6%	—%	0.4%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 6, 2019	October 7, 2018	Percent Change	October 6, 2019	October 7, 2018	Percent Change
Restaurant revenue	$289,862	$290,218	(0.1)%	$992,764	$1,015,312	(2.2)%
Franchise royalties, fees and other revenue	4,360	4,659	(6.4)%	19,305	16,472	17.2%
Total revenues	$294,222	$294,877	(0.2)%	$1,012,069	$1,031,784	(1.9)%
Average weekly sales volumes in Company-owned restaurants(1)	$51,221	$49,925	2.6%	$51,961	$52,379	(0.8)%
Total operating weeks	5,659	5,805	(2.5)%	19,106	19,346	(1.2)%
Net sales per square foot	$98	$98	—%	$334	$340	(1.8)%
_________________________________________________________

(1)
Calculated using constant currency rates. Using historical currency rates, the average weekly sales per unit for the twelve and forty weeks ended October 7, 2018 for Company-owned restaurants was $49,926 and $52,433, respectively. The Company calculates non-GAAP constant currency average weekly sales per unit by translating prior year local currency average weekly sales per unit to U.S. dollars based on current quarter average exchange rates. The Company considers non-GAAP constant currency average weekly sales per unit to be a useful metric to investors and management as they facilitate a more useful comparison of current performance to historical performance.

Restaurant revenue for the twelve weeks ended October 6, 2019, which comprises primarily food and beverage sales, decreased $0.4 million, or 0.1%, as compared to second quarter 2018. The decrease was due to a $4.8 million decrease from closed restaurants, partially offset by a $4.4 million, or 1.6%, increase in comparable restaurant revenue. The comparable restaurant revenue increase was driven by a 4.7% increase in average guest check partially offset by a 3.1% decrease in guest count. The increase in average guest check comprised a 1.5% increase in pricing and a 3.2% increase in menu mix. The increase in menu mix was primarily driven by the Company’s current menu and promotional strategy, resulting in lower Tavern burger sales and higher Finest burger and entrée sales.
Restaurant revenue for the forty weeks ended October 6, 2019, decreased $22.5 million or 2.2%, as compared to the forty weeks ended October 7, 2018. The decrease was due to a $12.0 million, or 1.2%, decrease in comparable restaurant revenue, a $9.5 million, or 0.9% decrease from closed restaurants, and a $1.0 million unfavorable foreign currency exchange impact. The comparable restaurant revenue decrease was driven by a 5.1% decrease in guest counts partially offset by a 3.9% increase in average guest check. The increase in average guest check resulted from a 1.7% increase in pricing and a 2.2% increase in menu mix. The increase in menu mix was primarily driven by our current menu and promotional strategy, resulting in lower Tavern burger sales and higher Finest burger and entrée sales.
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
Franchise and other revenue decreased $0.3 million for the twelve weeks ended October 6, 2019 compared to the twelve weeks ended October 7, 2018 primarily due to a decrease in franchise fees and licensing royalties. Franchise and other revenue increased $2.8 million for the forty weeks ended October 6, 2019 compared to the forty weeks ended October 7, 2018, primarily due to an increase in gift card breakage. Our franchisees reported a comparable restaurant revenue increase of 3.3% for the twelve weeks ended October 6, 2019 compared to the twelve weeks ended October 7, 2018 and an increase of 0.3% for the forty weeks ended October 6, 2019 compared to the forty weeks ended October 7, 2018.

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2019	October 7, 2018	Percent Change	October 6, 2019	October 7, 2018	Percent Change
Cost of sales	$69,017	$69,003	—%	$235,119	$242,392	(3.0)%
As a percent of restaurant revenue	23.8%	23.8%	—%	23.7%	23.9%	(0.2)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue remained flat for the twelve weeks ended October 6, 2019 as compared to the same period in 2018, and decreased 20 basis points for the forty weeks ended October 6, 2019 as compared to the same period in 2018. The decrease in the latter period was mainly driven by a reduction in alcohol related costs.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2019	October 7, 2018	Percent Change	October 6, 2019	October 7, 2018	Percent Change
Labor	$104,870	$102,322	2.5%	$354,302	$351,813	0.7%
As a percent of restaurant revenue	36.2%	35.3%	0.9%	35.7%	34.7%	1.0%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 6, 2019, labor as a percentage of restaurant revenue increased 90 basis points compared to the same period in 2018. The increase was primarily driven by higher average wage rates and increased manager staffing levels within the restaurants.
For the forty weeks ended October 6, 2019, labor as a percentage of restaurant revenue increased 100 basis points compared to the same period in 2018. The increase was primarily driven by higher average wage rates and increased manager staffing levels within the restaurants.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2019	October 7, 2018	Percent Change	October 6, 2019	October 7, 2018	Percent Change
Other operating	$44,317	$43,612	1.6%	$142,882	$141,305	1.1%
As a percent of restaurant revenue	15.3%	15.0%	0.3%	14.4%	13.9%	0.5%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve week period ended October 6, 2019, other operating costs as a percentage of restaurant revenue increased 30 basis points as compared to the same period in 2018. The increase was primarily due to higher third-party delivery expense driven by increasing volumes, partially offset by a decrease in utilities and other restaurant expenses.
For the forty week period ended October 6, 2019, other operating costs as a percentage of restaurant revenue increased 50 basis points as compared to the same period in 2018. The increase was primarily due to higher third-party delivery expense driven by increasing volumes, partially offset by a decrease in utilities and other restaurant expenses.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2019	October 7, 2018	Percent Change	October 6, 2019	October 7, 2018	Percent Change
Occupancy	$24,942	$26,629	(6.3)%	$85,420	$88,099	(3.0)%
As a percent of restaurant revenue	8.6%	9.2%	(0.6)%	8.6%	8.7%	(0.1)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve week period ended October 6, 2019, occupancy costs as a percentage of restaurant revenue decreased 60 basis points over the same periods in 2018 primarily due to restaurant closures. For the forty week period ended October 6, 2019, occupancy costs as a percentage of restaurant revenue remained flat.

Our fixed rents for the twelve weeks ended October 6, 2019 and October 7, 2018 were $16.9 million and $17.7 million, a decrease of $0.8 million due to a net decrease in store count resulting from two locations permanently closed during the period. Our fixed rents for the forty weeks ended October 6, 2019 and October 7, 2018 were $57.1 million and $58.9 million, a decrease of $1.8 million due to a net decrease in store count resulting from thirteen locations permanently closed during the period.
Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2019	October 7, 2018	Percent Change	October 6, 2019	October 7, 2018	Percent Change
Depreciation and amortization	$21,280	$21,819	(2.5)%	$71,087	$73,335	(3.1)%
As a percent of total revenues	7.2%	7.4%	(0.2)%	7.0%	7.1%	(0.1)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve and forty week periods ended October 6, 2019, depreciation and amortization expense as a percentage of revenue remained flat over the same periods in 2018.
Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2019	October 7, 2018	Percent Change	October 6, 2019	October 7, 2018	Percent Change
Selling, general, and administrative	$36,776	$28,780	27.8%	$120,126	$110,715	8.5%
As a percent of total revenues	12.5%	9.8%	2.7%	11.8%	10.7%	1.1%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended October 6, 2019 increased $8.0 million, or 27.8%, as compared to the same period in 2018. The increase was primarily due to interim CEO expenses, lower incentive based costs in 2018, and higher local and national media spend to support the launch of the Company's new creative brand campaign, partially offset by decreases in professional services and travel. For the forty weeks ended October 6, 2019, selling, general, and administrative costs increased $9.4 million, or 8.5%, as compared to the same period in 2018. The increase was primarily related to an increase in local and national media spend to support the launch of the Company's new creative brand campaign as well as higher professional services fees, interim CEO expenses, and lower incentive based costs in 2018.
Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2019	October 7, 2018	Percent Change	October 6, 2019	October 7, 2018	Percent Change
Pre-opening costs	$—	$387	(100.0)%	$319	$2,093	(84.8)%
As a percent of total revenues	—%	0.1%	(0.1)%	—%	0.2%	(0.2)%
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
We incurred no pre-opening costs during the twelve weeks ended October 6, 2019, which is a decrease of $0.4 million as compared to the same period in 2018. The decrease was due to no new restaurant openings during the twelve week period ended October 6, 2019 as compared to two restaurant openings during the same period in 2018. Pre-opening costs decreased $1.8 million for the forty weeks ended October 6, 2019 as compared to the same period in 2018. The decrease was due to no new restaurant openings during the forty week period ended October 6, 2019 as compared to eight new restaurant openings during the same period in 2018.

Interest Expense, Net and Other
Interest expense, net and other was $1.8 million for the twelve weeks ended October 6, 2019, a decrease of $0.5 million, or 21.0%, from the same period in 2018. Interest expense, net and other was $7.2 million for the forty weeks ended October 6, 2019, a decrease of $0.9 million, or 10.9%, from the same period in 2018. The decrease was primarily related to recognizing a larger gain on the Company’s deferred compensation plan assets and a lower weighted average outstanding line of credit balance compared to the same period in 2018. Our weighted average interest rate was 5.1% and 5.0% for the twelve weeks and forty weeks ended October 6, 2019, respectively, as compared to 4.4% and 4.1% for the twelve weeks and forty weeks ended October 7, 2018, respectively.
Provision for Income Taxes
The effective tax benefit for the twelve weeks ended October 6, 2019 was 74.1%, compared to 448.3% benefit for the twelve weeks ended October 7, 2018. The effective tax benefit for the forty weeks ended October 6, 2019 and October 7, 2018 was 99.1% and 221.2%, respectively. The change in both the twelve weeks and forty weeks ended October 6, 2019 is primarily due to the decrease in income compared to the same periods in 2018.

Liquidity and Capital Resources
Cash and cash equivalents increased $1.6 million to $20.2 million at October 6, 2019, from $18.6 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to pay down debt, maintain existing restaurants and infrastructure, execute our long-term strategic initiatives, and repurchase our common stock.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 6, 2019	October 7, 2018
Net cash provided by operating activities	$41,617	$88,780
Net cash used in investing activities	(32,900)	(39,577)
Net cash used in financing activities	(7,156)	(45,657)
Effect of currency translation on cash	81	(892)
Net increase in cash and cash equivalents	$1,642	$2,654
Operating Cash Flows
Net cash flows provided by operating activities decreased $47.2 million to $41.6 million for the forty weeks ended October 6, 2019. The changes in net cash provided by operating activities are primarily attributable to a $16.4 million decrease in profit from operations for the forty weeks ended October 6, 2019 compared to the same period in 2018, as well as changes in working capital as presented in the condensed consolidated statements of cash flows.
Investing Cash Flows
Net cash flows used in investing activities decreased $6.7 million to $32.9 million for the forty weeks ended October 6, 2019, as compared to $39.6 million for the same period in 2018. The decrease is primarily due to decreased investment in new restaurant openings.
The following table lists the components of our capital expenditures, net of currency translation effect, for the forty weeks ended October 6, 2019 (in thousands):

Forty Weeks Ended October 6, 2019
Investment in technology infrastructure and other	$16,832
Restaurant maintenance capital and other	13,128
Restaurant remodels	3,118
Total capital expenditures	$33,078
Financing Cash Flows
Cash used in financing activities decreased $38.5 million to $7.2 million for the forty weeks ended October 6, 2019, as compared to the same period in 2018. The decrease primarily resulted from a $40.6 million decrease in net repayments made on long-term debt, offset by an increase of $2.1 million of cash used to repurchase the Company’s common stock.
Credit Facility
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. On August 19, 2019, the Company entered into a second amendment (the “Amendment”) to the Credit Facility. The Amendment increases the lease adjusted leverage ratio to 5.0x through December 29, 2019 before returning to 4.75x thereafter. In addition, the Amendment revises the definition of permitted acquisitions under the Credit Facility to correspond with the change to the lease adjusted leverage ratio and clarifies the classification of existing capital and operating leases. The Company's lease adjusted leverage ratio was 4.55x as of October 6, 2019. The lease adjusted leverage ratio is defined in Section 1.1 of the Credit Facility, which is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 5, 2016, as further amended by the Amendment filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 23, 2019.

The Credit Facility matures on June 30, 2021. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets, including the capital stock of certain Company subsidiaries. Borrowings are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. We do not believe any of our lenders will be unable to fulfill their lending commitments under our Credit Facility. Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. As of October 6, 2019, the Company had outstanding borrowings under the Credit Facility of $188.0 million, in addition to amounts issued under letters of credit of $7.5 million. Amounts issued under letters of credit reduce the amount available under the Credit Facility but are not recorded as debt. As of October 6, 2019, we had unused borrowing capacity under the Credit Facility of approximately $204.5 million.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of October 6, 2019, we were in compliance with all debt covenants.
Debt Outstanding
Total debt outstanding decreased $4.5 million to $188.9 million at October 6, 2019, from $193.4 million at December 30, 2018, due to net repayments of $4.5 million on the Credit Facility during the forty weeks ended October 6, 2019.
Working Capital
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
Share Repurchase
On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company’s discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through October 6, 2019, we have repurchased a total of 119,600 shares at an average price of $32.77 per share for an aggregate amount of $3.9 million. Accordingly, as of October 6, 2019, we had $71.1 million of availability under the current share repurchase program. Our ability to repurchase shares could be limited to conditions set forth by our lenders in the Credit Facility.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe labor cost inflation had a negative impact on our financial condition and results of operations during the twelve and forty weeks ended October 6, 2019. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor costs for the remainder of 2019.

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
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business strategy and improvement initiatives, including the effectiveness of our overall value proposition, service improvement, technology, and off-premise initiatives to drive traffic and sales; the effectiveness of our marketing campaigns; our ability to effectively use and monitor social media; uncertainty regarding general economic and industry conditions; concentration of restaurants in certain markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef, and distribution costs; changes in energy and labor costs, including due to changes in health care and market wage levels; changes in federal, state, or local laws and regulations affecting the operation of our restaurants, including but not limited to, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; our franchising strategy; limitations on our ability to execute stock repurchases at all or at the times or in the amounts we currently anticipate due to lack of available share or acceptable stock price levels or other market or Company-specific conditions, including limitations in our Credit Facility, or to otherwise achieve anticipated benefits of a share repurchase program; our ability to attract and retain qualified managers and Team Members; the adequacy of cash flows or available access to capital or debit resources under our Credit Facility or otherwise to fund operations and growth opportunities; costs and other effects of legal claims by team members, franchisees, customers, vendors, stockholders, including relating to fluctuations in our stock price, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; the impact of our adoption of a shareholder rights plan; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in our SEC reports, including the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on February 27, 2019.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of October 6, 2019, we had $188.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.9 million on an annualized basis.
The Company’s restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $3.1 million on an annualized basis.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 6, 2019, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The table below provides a summary of the Company’s purchases of its own common stock during the third quarter of 2019.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
7/15/19-8/11/19	9,400	32.76	100.1	71,743
8/12/19-9/8/19	9,300	32.79	109.4	71,438
9/9/19-10/6/19	10,200	33.88	119.6	71,092
Pursuant to Publicly Announced Plans or Programs(2)	28,900
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) Since August 9, 2018, when the current share repurchase program of $75 million of the Company's common stock was authorized, the Company has purchased 119,600 shares for a total of $3.9 million.

ITEM 6.    Exhibits

Exhibit Number	Description

10.1
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Paul Murphy, dated September 2, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 5, 2019.

10.2	Second Amendment to Credit Agreement, dated August 19, 2019. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 23, 2019.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 6, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 6, 2019 and December 30, 2018; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the twelve and forty weeks ended October 6, 2019 and October 7, 2018; (iii) Condensed Consolidated Statements of Stockholders' Equity at October 6, 2019 and December 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 6, 2019 and October 7, 2018; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 5, 2019	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)