Form 10-K
period 2019-12-29
RED ROBIN GOURMET BURGERS INC
filed 2020-02-25
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019

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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $394.2 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 12,915,148 shares of common stock outstanding as of February 25, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2020 annual meeting of stockholders.

RED ROBIN GOURMET BURGERS, INC.

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, primarily operates, franchises, and develops full-service restaurants in North America famous for serving more than two dozen craveable, high-quality burgers with Bottomless Steak Fries® in a fun environment welcoming to Guests of all ages.
We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the Company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc. and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to “Red Robin,” “we,” “us,” “our”, or the “Company” refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries.
As of the end of our fiscal year on December 29, 2019, there were 556 Red Robin restaurants, of which 454 were Company-owned and 102 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See “Restaurant Franchise and Licensing Arrangements” for additional information about our franchise program. As of December 29, 2019, there were Red Robin restaurants in 44 states and one Canadian province.
Financial information for our single operating segment is included in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. We refer to our fiscal years as 2020, 2019, 2018, 2017, 2016, and 2015 throughout this Annual Report on Form 10-K. Our fiscal years, fiscal year end dates and the number of weeks in each period is summarized in the table below:

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2019	December 29, 2019	52
2018	December 30, 2018	52
2017	December 31, 2017	53
2016	December 25, 2016	52
2015	December 27, 2015	52
Upcoming Fiscal Year:
2020	December 27, 2020	52
Business Strategy
Red Robin is in a time of foundational change. In 2019, we evaluated our strategic position in conjunction with the third quarter appointment of Paul J.B. Murphy III as President and Chief Executive Officer and Board Director. We also appointed three new independent Directors to our Board who all have significant restaurant and turnaround experience. We commissioned comprehensive Guest-led studies during 2019 that provided data driven and actionable information on how to align the Red Robin brand to our Guest's expectations. Looking forward, we identified clear opportunities to strengthen our brand, improve our service model, and clarify our messaging. Based on the analysis of our findings, we developed a compelling plan to quickly drive improved Guest experiences, business performance, and stockholder value; our plan includes the following four fundamental elements:

•	Recapture our Soul.
Our brand promise is to deliver memorable moments of connection for our Guests. We engage with our Guests by delivering and amplifying the flavor of Americana through our Gourmet Burgers and other favorite menu items, including shareable foods like our all-you-can-eat Bottomless Steak Fries®. A visit to our restaurant encourages our Guests to determine the pace of their experience based on their occasion (which we have historically and proudly referred to as “The Gift of Time”), while enjoying our family friendly and playful atmosphere. A visit to Red Robin encourages Guests to connect with the people around the table, our Team Members, and our brand. We believe that delivering on our brand promise will drive growth in Guest visits and brand advocacy.

•	Deliver the Promise.
We are accountable for consistently delivering our brand promise to our Guests. We are focused on implementing a new service model that enhances our Guest experience by increasing the functionality and hospitality levels at our restaurants. To enable this, we are rationalizing our menu offerings to emphasize core product ingredient quality and product innovation, in conjunction with identifying key opportunities. We are also investing in technology; In 2019 we rolled out our server hand-held point-of-sale devices and headsets, improving both speed of service and order accuracy. In 2020, we will introduce a new loyalty program and digital ordering experience, to drive incremental visits and additional off-premise sales. Finally, we continue to emphasize and support Team Member engagement. We strive to achieve best-in-class retention levels from General Manager to hourly Team Members and encourage our Team Members live our B.U.R.G.E.R. values everyday: Bottomless Fun, Unwavering Integrity, Relentless Focus on Improvement, Genuine Spirit of Service, Extraordinary People, and Recognized Burger Authority. Our culture fosters improved Guest satisfaction and the development of great leaders.

•	Tell Our Story.
We launched our "All the Fulls" omni-channel brand campaign in the third quarter of 2019, which emphasizes the emotional appeal of our brand promise of driving memorable moments of connection, and reinforces key aspects of our brand, including Americana, family friendly atmosphere, and shareable menu items. This has transformed the emphasis of our messaging from price driven to highlighting the value our brand provides. We expect this to drive improved engagement with our Guests and grow restaurant traffic.

•	Accelerate Profitable Growth
We seek to accelerate profitable sales growth through selective focus on fewer and more impactful initiatives that will drive significant top and bottom-line results. We intend to grow our off-premise and catering business, which has already proven to be a significant driver of sales. We will also launch Red Robin last-mile delivery in 2020, which will provide Guests the ability to utilize our unique loyalty program, “Red Robin Royalty™" when ordering off-premise. Further, in 2020 we announced our partnership with Donatos®, a high-quality pizza brand "nested" inside of Red Robin restaurants that we expect to drive incremental top-line sales and gross margin and give Guests another reason to choose Red Robin.
Restaurant Concept
The Red Robin brand has many desirable attributes, including a range of high-quality menu items, a strong Guest-focused culture, and a value proposition designed to help our Guests experience memorable moments connecting family, friends, and fun.
We pride ourselves on our Gourmet Burgers and other American Favorites served in a casual, playful atmosphere. Our menu features our signature product, a line of Gourmet Burgers which we make from premium quality, fresh ground beef. To complement our best-selling Gourmet Burgers, we offer an everyday-value line of Red’s Tavern Double® burgers, and Red Robin’s Finest line made with premium toppings. We also offer burgers made with other proteins including chicken breasts (grilled or fried), turkey patties, as well as a proprietary vegetarian patty and the Impossible™ plant-based burger patty. We offer a selection of buns, including gluten free, sesame, whole grain, and lettuce wraps, with a variety of toppings, including house-made sauces, crispy onion straws, sautéed mushrooms, several cheese choices, and a fried egg. All our burgers are served with our all-you-can-eat Bottomless Steak Fries® or Guests may choose from other side options. We specialize in customizing our menu items to meet our Guests’ dietary needs and preferences and have received recognition from experts in the allergen community. In addition to burgers, which accounted for 66% of our entrée sales in 2019, Red Robin serves an array of other American Favorites that appeal to a broad range of Guests. These items include a variety of shareable appetizers, salads, soups, seafood, and other entrees. We also offer a range of single-serve and shareable desserts as well as our milkshakes. Our beverages include signature alcoholic and non-alcoholic specialty drinks, cocktails, wine, and a variety of national and craft beers.
We strive to give our Guests the choice of the pace of their experience based on their occasion, from accommodating time-pressured meals to offering a place to relax and connect with friends. Red Robin also has an unparalleled and extraordinary approach to Guest service, and we have cataloged thousands of stories of Red Robin Team Members who live our values. Many examples can be found on our website, www.redrobin.com. We encourage our Team Members to execute on the aspects of service that we have identified to be the biggest drivers of our Guest loyalty. Note that our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

We also strive to provide our Guests with exceptional dining value and the ability to customize their experience. In 2019, we had an average check per Guest of $13.46 including beverages. We believe this price-to-value relationship, featuring our innovative array of burgers, differentiates us from our casual dining competitors and allows us to appeal to a broad base of middle income, multi-generational consumers.
Operations
Restaurant Management
Our typical restaurant management team consists of a general manager, an assistant general manager, and two or three assistant managers depending on restaurant sales volumes. The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and coaching of Team Members, as well as operating results. Our typical restaurant employs approximately 55 Team Members, most of whom work part-time on an hourly basis.
Learning and Development
We strive to maintain quality and consistency in each of our restaurants through the training and supervision of Team Members and the establishment of, and adherence to, high standards relating to Team Member performance, food and beverage preparation, and the maintenance of our restaurants. Each restaurant maintains a group of certified learning coaches, including a head learning coach, who collectively are tasked with preparing new Team Members for success by providing on-the-job training leading up to a final skills certification for their position. Team Members seeking advancement have the opportunity to join our management development program as a Shift Supervisor. One of our main priorities will continue to be hire, train, and retain Team Members as we believe this is key to maintaining quality and consistency in each of our restaurants.
Shift Supervisors complete an in-depth training curriculum that develops their ability to supervise all aspects of shift execution, including, but not limited to, food safety, food production, coaching, and financial aspects of the business. The Shift Supervisor program is an important steppingstone for hourly Team Members who desire a career in restaurant management.
New restaurant managers participate in our eight-week Management Foundations training program. This program hones each manager’s skills, specifically in two areas: flawless shift execution and effective coaching of Team Members.
Providing our restaurant teams the support and resources they need to be successful requires dedication, an of-service attitude, and the utmost professionalism on the part of our restaurant support center team. We ensure the restaurant support center Team Members have what they need to meet these demands by offering several avenues to enhance their professional development, including but not limited to an in-house leadership library of over 400 titles, more than 40 on-site and 12 off-site development workshop opportunities, as well as one-on-one coaching.
Food Safety and Purchasing
Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply from product receipt through preparation and service. We provide detailed specifications for our food ingredients, products, and supplies to our suppliers. We qualify and audit our key manufacturers and growers and require their certification under the Global Food Safety Initiative. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association’s ServSafe program. Minimum cooking requirements, specifically safe handling, cooling procedures, and frequent temperature and quality checks, ensure the safety and quality of the food we serve in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant’s management team determines the restaurant’s daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to ensure that the products received meet our safety and quality specifications. Additionally, we engage an independent auditing company to perform unannounced comprehensive food safety and sanitation inspections up to four times a year in all Company-owned and franchised restaurants.
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements that may include fixed price contracts that can vary in term, or formula-based pricing agreements that can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in 2019, ground beef represented approximately 14%, potatoes represented approximately 13%, and poultry represented approximately 9%. We monitor the market for the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily cheese, potatoes, and ground beef remain subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, to date we have not experienced significant disruptions in our supply chain. As of December 29, 2019, approximately 60% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2021.

Restaurant Development
Red Robin has grown its restaurant base prudently, considering a number of factors, including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. Our site selection criteria focuses on identifying markets, trade areas, and specific sites that are likely to yield the greatest density of desirable demographic characteristics, retail traffic, and visibility. Based on these factors, we paused on new corporate growth in 2019. Over the past three years, we have opened a total of 26 new restaurants, including one relocated restaurant.
In 2020, we announced our partnership with Donatos®, a high-quality pizza brand "nested" inside of Red Robin restaurants. Through this partnership, our restaurants will prepare and serve Donatos® branded pizzas to our dine in and off-premise Guests. Pursuant to a licensing arrangement, we will pay royalties on sales of Donatos® pizza products to Donatos®. We plan to introduce Donatos® pizzas to approximately 100 restaurants in 2020 and 150 restaurants in both 2021 and 2022.
During 2020, we will continue to execute our long-term growth strategy which includes opportunities to broaden our reach and execute sustainable growth initiatives that deliver value to our stockholders. The Company is not expecting to open any new restaurants during 2020, but we will continue to invest money in restaurant refreshes and remodels under a new restaurant prototype to better meet the dine-in and off-premise needs of our Guests.
Restaurant Franchise and Licensing Arrangements
As of December 29, 2019, our franchisees operated 102 restaurants in 16 states and British Columbia, Canada. Our two largest franchisees own 43 restaurants located in Michigan, Ohio, and Eastern and Central Pennsylvania. In 2019, franchisees opened one new restaurant based on new area development agreements executed in 2017 and acquired 12 restaurants from corporate. We expect our franchisees will open one new restaurant in 2020. We are identifying additional franchise opportunities to grow our franchise base through existing franchisees based on markets of interest.
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
Our restaurant support center and Company-owned restaurants are enabled with information technology and decision support systems. In our restaurants, these systems are designed to provide operational tools for sales, inventory, and labor management. This technology includes industry-specific, off-the-shelf systems, as well as proprietary software such as tools designed to optimize food and beverage costs and labor costs. These systems are integrated with our point-of-sale systems to provide daily, weekly, and period-to-date information that is important for managers to run an efficient and effective restaurant. We also use other systems to interact with our Guests. These include online and in-restaurant Guest feedback systems, which provide real-time results on Guest service, food quality, and atmosphere to each of our restaurants.
We utilize centralized financial, accounting, and human resources management systems to support our Company-owned restaurants. In addition, we use an operations scorecard that integrates data from our centralized systems and distributes information to assist in managing our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins, and other results.
In 2019, we invested in connectivity and data infrastructure that modernized and upgraded the capacity of our restaurant systems, deployed hand-held point-of-sale devices systemwide, and continued work on new, Guest facing digital experiences that support in-restaurant and off-premise dining. In 2020 we plan to continue our investments in building innovative digital experiences for our Guests and to improve our ability to manage our technology infrastructure through investments in automation, and advanced monitoring.
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

Our systems have been carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned restaurants, we are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our restaurant support center and Company-owned restaurants. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information.
We also engage security assessors and consultants to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from Guests and Team Members.
Marketing and Advertising
We build brand equity and awareness through an omni-channel media strategy with tailored content by channel. We leverage national television, digital media (including search, website and paid digital), social media, email, loyalty, and public relations initiatives. These programs are funded primarily through cooperative creative development and national media advertising funds.
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
In 2019, we launched our new brand campaign, “All the Fulls”, which is rooted in consumer insights and highlights our distinctive positioning and emotional connection with Guests. We plan to continue featuring this new campaign across multiple media channels in 2020. We will also continue marketing support for our growing off-premise business which includes catering, carryout and delivery.
Team Members
As of December 29, 2019, we had 24,586 employees, whom we refer to as Team Members, consisting of 24,228 Team Members at Company-owned restaurants and 358 Team Members at our corporate headquarters and field offices. We are currently 98% staffed at the restaurant manager level, and our restaurant Team Member turnover rate is approaching industry best-in-class targets. None of our Team Members are covered by a collective bargaining agreement. We consider our Team Member relations to be good.
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
Executive Officers
The following table sets forth information about our executive officers and other key employees:

Name	Age	Position
Paul Murphy	65	President and Chief Executive Officer(1)
Jonathan Muhtar	48	Executive Vice President and Chief Concept Officer
Lynn S. Schweinfurth	52	Executive Vice President and Chief Financial Officer
Michael Buchmeier	56	Senior Vice President, Chief People Officer, and Interim Chief Operating Officer
Dean Cookson	50	Senior Vice President and Chief Information Officer
Michael L. Kaplan	51	Senior Vice President and Chief Legal Officer
(1) Also a member of the Company’s board of directors.
Paul Murphy. Mr. Murphy joined Red Robin as President and Chief Executive Officer in October 2019. Mr. Murphy has served as Executive Chairman of Noodles & Company from July 2017. Prior to that, Mr. Murphy served as CEO and a member of the board of directors of Del Taco Restaurants, Inc. from February 2009 to July 2017, and as President from February 2009 to December 2016. From 1996 to 2008, Mr. Murphy held various roles with Einstein Noah Restaurant Group, Inc. Mr. Murphy originally joined Einstein’s as Senior Vice President, Operations in 1997. He was promoted to Executive Vice President, Operations in 1998, and to Chief Operating Officer in 2002. In 2003, he was appointed President and

CEO and a member of the board of directors. Mr. Murphy has significant experience in both operational and executive leadership in the restaurant industry, including leading companies through successful business transformations.
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
Michael Buchmeier. Mr. Buchmeier rejoined Red Robin in 2008 as a Regional Operations Director. He had been promoted to positions of increasing responsibility in restaurant operations, including VP, Operations Standards and Talent, and eventually to Red Robin’s interim Chief People Officer before being appointed to the Senior Vice President and Chief People Officer position permanently in 2019. He had previously been a member of the Red Robin team from 1986 to 1996 as a Director of Operations prior to branching out to serve in leadership positions at other companies and to own and operate another restaurant concept. Upon the departure of Guy Constant, former Chief Operating Officer, in January 2020, Mr. Buchmeier assumed the role of interim Chief Operating Officer until the Company finds a permanent Team Member for the position.
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
Competition
The restaurant industry is highly competitive, and our Guests may choose to purchase food at supermarkets or other food retailers. Although, for some occasions, we compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants, our primary competition is with other sit-down, casual dining restaurants within the casual dining segment. In addition, we compete to attract Guests for off-premise dining occasions, including online ordering, delivery, to-go, and catering. The number, size, and strength of competitors vary by region, concept, market, and even restaurant. We compete on the basis of taste, quality, price of food and related Guest value, Guest service, ambiance, location, and overall dining experience.
We believe our Guest demographics, strong brand recognition, gourmet burger concept, family friendly atmosphere, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our full-service competitors. We believe we compete favorably with respect to each of these factors. Our competitors include well-established national chains which have more substantial marketing resources. We also compete with many other restaurant and retail establishments for Team Members.
Seasonality
Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season due to factors including our retail-oriented locations and family appeal. As a result, our quarterly operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.

Trademarks
We have a number of registered trademarks and service marks, including the Red Robin®, Red Robin Gourmet Burgers®, Red Robin America’s Gourmet Burgers & Spirits®, Red Robin Burger Works®, “YUMMM®”, Red Robin Gourmet Burgers and BrewsTM, and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these marks, among others, with the United States Patent and Trademark Office, and we have applied to register various trademarks in certain other international jurisdictions. Pursuant to our licensing arrangement with Donatos®, we license the right to use the Donatos® trademark.
In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe our trademarks, service marks, and other intellectual property rights have significant value and are important to our brand building efforts and the marketing of our restaurant concept.
Government Regulation
Our restaurants are subject to licensing and regulation by state, province, and local health, safety, fire, and other authorities, including licensing requirements, and regulations for the sale of alcoholic beverages and food. To date, we have been able to obtain and maintain all necessary licenses, permits, and approvals. The development and construction of new restaurants is subject also to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our Team Members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, health care and benefits, workers’ compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct. Federal, state, and local government agencies have established or are in the process of establishing regulations requiring that we disclose to our Guests nutritional information regarding the items we serve.
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
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “project,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Annual Report on Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” “Consolidated Financial Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements relate to, among other things:

•
our business objectives and strategic plans, including growth in Guest traffic and revenue, improvements in operational efficiencies, gross margins, and expense management, enhancing our restaurant environments and Guest engagement;

•	our ability to grow our average check and increase sales of incremental items;

•	our ability to hire, train and retain Team Members, especially General Managers;

•	our ability to grow sales through menu rationalization and service enhancement;

•	our pricing strategy and any future price increases and their effect on Guest traffic and ordering choices, and, as a result, our revenue and profit;

•
the timing and cost of our investment and implementation of improvements in our information technology systems and data infrastructure to support Guest service and engagement and the digital Guest experience, and anticipated related benefits;

•	anticipated Company growth and the development of a new restaurant prototype;

•
anticipated restaurant operating costs, including commodity and food prices, labor and energy costs, and selling, general, and administrative expenses, as well as the effect of inflation on such costs and our ability to reduce overhead costs and improve efficiencies;

•	anticipated legislation and other regulation of our business, including minimum wage standards;

•
developing, testing, and implementing more recent initiatives, such as changes to our service model, our partnership with Donato's®, online ordering services, third-party and last mile delivery services, catering services, and addressing operational challenges associated with these initiatives;

•	the amount of future capital expenditures;

•	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditures, and working capital requirements;

•	anticipated retention of future cash flows to fund our operations and expansion of our business, to fund growth opportunities, to pay down debt, or to repurchase stock;

•	the sufficiency of the supply of our food, supplies, and labor pool to carry on our business;

•	our franchise program, franchisee new restaurant openings, refreshes, remodels, potential expansion and other changes to our franchise program;

•	the continuation of our share repurchase program, and other capital deployment opportunities;

•	expectations about any future interest rate swap;

•	the effect of the adoption of new accounting standards on our financial and accounting systems and analysis programs;

•	expectations regarding our taxes, including anticipated tax credits and net operating loss carryforwards;

•	expectations regarding the discontinuance of LIBOR and its effect on our credit facility;

•	expectations regarding competition and our competitive advantages against our casual dining peers;

•	expectations regarding consumer preferences and consumer discretionary spending; and

•	statements under the heading "2020 Outlook and Beyond"
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: the effectiveness of the Company’s strategic initiatives, including alternative labor models, service, and operational improvement initiatives; the ability to train and retain the Company’s workforce for service execution, including the complexities related to growth of multiple revenue streams within the restaurants; the effectiveness of the Company’s marketing strategies and promotions; menu changes, including the anticipated sales growth, costs, and timing of the Donatos® expansion; the implementation and rollout of new technology solutions in the restaurants and timing thereof; the ability to increase off-premise sales; the ability to achieve revenue and cost savings from these and other initiatives; the Company’s franchise strategy; competition in the casual dining market and discounting by competitors; the cost and availability of key food products, distribution, labor, and energy; general economic conditions; the cost and availability of capital or credit facility borrowings; the adequacy of cash flows or available debt resources to fund operations and growth opportunities; limitations on our ability to execute stock repurchases at all or at the times or in the amounts we currently anticipate or to achieve anticipated benefits of a share repurchase program; the impact of the Company’s adoption of a shareholder rights plan; the impact of federal, state, and local regulation of the Company’s business; concentration of restaurants in certain markets; changes in consumer disposable income; consumer spending trends and habits; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; changes in federal, state, or local laws and regulations affecting the operation of our restaurants, including but not limited to, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; costs and other effects of legal claims by Team Members, franchisees, customers, vendors, stockholders, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; weather conditions, and related events in regions where our restaurants are operated; and changes in accounting standards policies, and practices or related interpretations by auditors or regulatory entities.

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
ITEM 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks described below before making an investment decision. The occurrence of any of the following risks could materially harm our business, financial condition, results of operations, or cash flows. The trading price or value of our common stock could decline, and you could lose all or part of your investment. When making an investment decision with respect to our common stock, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.
Risks Related to Our Business
Our business strategy may not be successful or achieve the desired results, which may have an adverse impact on our business and financial results.
Our business strategy is designed to allow Red Robin to deliver long-term value creation for stockholders in a rapidly evolving marketplace. Our turnaround strategy focuses on recapturing and delivering on our brand promise through a new service model, continuing to embrace "The Gift of Time” as a key differentiator, technology solutions, and staffing and retention; telling our story through a new creative strategy and marketing initiatives; and accelerating profitable growth through off premise sales, menu rationalization and enhancement including the introduction of Donatos® pizza, and a new restaurant prototype for future development.
These strategies and initiatives may not result in sustained higher sales. We may face delays or difficulties in implementing our new service model, and it may not achieve the service enhancements we expect, which may negatively affect Guest traffic and sales. Catering, online ordering, and other out-of-restaurant sales options also involve additional operating procedures and complexity for our restaurants and increase reliance on third parties. We may not successfully execute these procedures and are not in control of the experience provided by third parties, which could adversely impact the Guest experience and, as a result, harm Guest perception of our brand and sales. Our business and successful turnaround depends upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance we will be able to develop or implement these or other important strategic initiatives, or that we have, or will have, sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them, which could in turn adversely affect our business.
Our success depends on our ability to effectively compete in the restaurant industry to attract and retain Guests.
Competition in the restaurant industry is intense and barriers to entry are low. Our competitors include a large and diverse group of restaurants in all segments ranging from quick serve and fast casual to polished casual and those verging on fine dining. These competitors range from independent local operators that have opened restaurants in various markets, high growth targeted “better” burger concepts in the quick serve and fast casual space, to the well-capitalized national restaurant companies. Many of these concepts have already captured segments of the market that we are targeting, and are expanding faster than we are, penetrating both desirable geographic and demographic markets. Many of our competitors are well established in the casual dining market segment and in certain geographic locations and some of our competitors have substantially greater financial, marketing, and other resources than we have available. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract Guests. We also compete with other restaurants and retail establishments for real estate and attractive locations.
Our marketing and branding strategies to attract, engage, and retain our Guests may not be successful, which could negatively affect our business.
We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage, and retain customers. Our unique loyalty program, “Red Robin Royalty™” has experienced some success in enrollment and driving sales and Guest counts by providing loyal Guests with various incentives and rewards. We intend to continue to provide a family friendly atmosphere and have recently shifted our marketing focus to reinforce moments of connection and brand equities instead of price to drive Guest engagement, traffic and sales. We do not have any assurance our marketing strategies will be successful. If our advertising, branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales or Guest traffic we expect, and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and more extensive national marketing strategies and media usage and we may not be able to successfully compete against those established programs.

Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our restaurant sales and financial performance.
As part of our marketing efforts, we rely on omni-channel creative strategy including increased social and digital engagement platforms, including Facebook®, Instagram®, and Twitter® to attract and retain Guests. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal. Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete and making it challenging for us to differentiate our social media messaging. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal.
Social media can be challenging because it provides consumers, employees, and others with the ability to communicate approval or displeasure with a business, in near real time, and provides any individual with the ability to reach a broad audience and with comments that are often not filtered or checked for accuracy. If we are unable to quickly and effectively respond, any negative publicity could “go viral” causing nearly immediate and potentially significant harm to our brand and reputation, whether or not factually accurate. In addition, social media can facilitate the improper disclosure of proprietary information, exposure of personally identifiable information, fraud, or out-of-date information.
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
A privacy or security breach involving our information technology systems, or the failure of our data security measures could interrupt our business, damage our reputation, and negatively affect our operations and profits.
The protection of customer, employee and company data is critical to us. We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements including the recently enacted California Consumer Privacy Act (CCPA). Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes, and if we fail to comply with the laws and regulations regarding privacy and security, we could be exposed to risks of fines, investigations, litigation and disruption of our operations.
Moreover, we accept electronic payment cards from our Guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our Guests, Team Members, and vendors, and we process Guest payments using payment information. Customers and employees have a high expectation we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyber-attacks. If we have experienced, or in the future experience, a security breach, we could become subject to claims, lawsuits, or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, Guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a consumer cyber security “bill of rights” for our Guests, which includes a number of procedures designed to increase transparency and address our Guests’ concerns regarding data breaches (whether actual or perceived), this policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and Guest confidence. We maintain a separate insurance policy covering cyber security risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, in light of recent court rulings and amendments to policy forms, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to a cyber-attack and breaches if credit and debit card information is stolen.
Because of the number of credit card transactions we process, we are required to maintain the highest level of PCI Data Security Standard compliance at our restaurant support center and Company-owned restaurants. As part of an overall security program and to meet PCI standards, we undergo regular external vulnerability scans and we are reviewed by a third-party assessor. As PCI standards change, we may be required to implement additional security measures. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Our franchisees are separate businesses that have different levels of compliance required depending on the number of credit card transactions processed. If our franchisees fail to maintain the appropriate level of PCI compliance or they experience a security breach, it could negatively impact their business operations, and we could face a loss of or reduction in royalties or other payments they are required to remit to us and it could adversely affect our reputation and Guest confidence.
Changes in consumer preferences could negatively affect our results of operations.
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages, and we are in the process of rolling out Donatos® pizza to our restaurants, in a family friendly atmosphere. Our continued success depends, in part, upon the continued popularity of these foods and this style of casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors’ use of significant advertising and food discounting could influence our Guests’ dining choices. There is no assurance that the addition of Donatos® pizza to our menu will not negatively impact our brand or cannibalize sales of core menu items.
Further, changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, and national levels, and the effect on consumer eating habits of new information regarding diet, nutrition, and health. New laws requiring additional nutritional information to be disclosed on our menus, changes in nutritional guidelines issued by the federal government agencies, issuance of similar guidelines or statistical information by other federal, state or local municipalities, or academic studies, among other things, may affect consumer choice and cause consumers to significantly alter their dining choices in ways that adversely affect our sales and profitability.
We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases, and risks related to renewal.
As of December 29, 2019, 417 of our 454 Company-owned restaurants are located on leased premises. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.
In addition, as each of our leases expires, there can be no assurance we will be able to renew our expiring leases after the expiration of all remaining renewal options, either on commercially acceptable terms or at all. As a result, we may incur additional costs to operate our restaurants, including increased rent and other costs related to the negotiation of terms of occupancy of an existing leased premise. If we are unable to renew a lease or determine not to renew a lease, there may be costs related to the relocation and development of a replacement restaurant or, if we are unable to relocate, reduced revenue.
The global and domestic economic environment may negatively affect frequency of Guest visits and average ticket spend at our restaurants, which would negatively affect our revenues and our results of operations.
The global and domestic economic environment affects the restaurant industry and may negatively affect us directly and indirectly through our customers, distributors, and suppliers. These conditions include unemployment, weakness and lack of consistent improvement in the housing markets, downtrend or delays in residential or commercial real estate development, volatility in the U.S. stock market and in other financial markets, inflationary pressures, wage rates, tariffs and other trade barriers, reduced access to credit or other economic factors that may affect consumer confidence. As a result, our Guests may be apprehensive about the economy and maintain or further reduce their level of discretionary spending. This could affect the frequency with which our Guests choose to dine out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. Also, our Guests may choose to purchase food at supermarkets or other food retailers. We believe there is a risk that prolonged uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently or at lower priced restaurants on a more permanent basis, which would have a negative effect on our profitability as we spread fixed costs across a lower level of sales.
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
In the last several years, off premise sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our online, to-go, catering, and delivery services to drive off premise sales, there can be no guarantee we will be able to continue to increase our off-premise sales. Off premise sales could also cannibalize dine in sales, or our systems and procedures may not be sufficient to handle off premise sales, which may require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third party delivery companies. These third-party delivery companies require us to pay them a commission, which lowers our profit margin on those sales. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. While we plan to introduce an alternative to third party delivery by offering an online Company platform to collect orders and outsource the “last mile” of delivery, we may not be able to convert Guests to our platform and that model remains subject to some of the same risks.
Our operations are susceptible to the changes in cost and availability of commodities which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, potential imposition of tariffs on imports from other countries, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2019, approximately 60% of our estimated 2020 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through 2021. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. Although the majority of our commodities are sourced domestically, changes in trade policy and tariffs could negatively impact our commodity costs. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
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

•	competition in our markets and general economic conditions that may affect consumer spending or choice;

•	identification of and ability to secure an adequate supply of available and suitable restaurant sites;

•	timely adherence to development schedules;

•	cost and availability of capital to fund restaurant expansion and operation;

•	negotiation of favorable lease and construction terms;

•	the availability of construction materials and labor;

•	our ability to manage construction and development costs of new restaurants;

•	unforeseen environmental problems with new locations;

•	securing required governmental approvals and permits, including liquor licenses, in a timely manner or at all;

•	our ability to locate, hire, train, and retain qualified operating Team Members to staff our new restaurants, especially managers;

•	our ability to attract and retain Guests;

•	weather, natural disasters, and other calamities; and

•	our ability to operate at acceptable profit margins.
We are subject to the risks presented by acquisitions or refranchising.
As part of our expansion efforts, we have acquired some of our franchised restaurants in the past. In the future, we may, from time to time, consider opportunistic acquisitions or dispositions of restaurants. We may in the future pursue refranchising with quality operators in certain identified markets. Any future acquisitions or dispositions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things:

•	the difficulty of integrating operations and Team Members;

•	the potential disruption to our ongoing business;

•	the potential distraction of management;

•	the effect on selling, general, and administrative expenses and earnings;

•	the inability to maintain uniform standards, controls, procedures and policies; and

•	the impairment of relationships with Team Members and Guests as a result of changes in ownership and management.
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
As of December 29, 2019, a total of 180 or 39.6% of our 454 Company-owned restaurants, representing 46.0% of restaurant revenue, were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, Utah, and Washington state). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the western United States, as well as regional differences in the legal, regulatory, and litigation environment, could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
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
If we are unable to successfully recruit and retain qualified restaurant management and operating Team Members in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.
We must continue to attract, retain, and motivate a sufficient number of qualified management and operating Team Members to provide the desired Guest and Team Member experience in our restaurants or deliver on our strategy. Qualified management and operating Team Members are currently in high demand. If we are unable to attract and retain qualified people, especially at the General Manager level, our restaurants could be short staffed, we may be forced to incur overtime expenses, hourly Team Member turnover could increase, and our ability to operate our restaurants and roll out new service model and technology solutions effectively could be limited, and the Guest experience could be negatively affected, leading to a decline in traffic and sales.
Our franchisees could take actions that could harm our business, expose us to liability or damage our reputation.
Franchisees are independent entities and are not our employees, partners, or affiliates. We share with our franchisees what we believe to be best practices in the restaurant industry; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant Team Members. In addition, as independent businesses, franchisees may not be required to comply with the same levels of business or regulatory compliance we are. While we try to ensure the quality of our brand and compliance with our operating standards, and the confidentiality thereof, are maintained by all of our franchisees, we cannot provide assurance our franchisees will avoid actions that negatively affect the reputation of Red Robin or the value of our proprietary information. Our image and reputation and the image and reputation of other franchisees may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate restaurants according to our standards.
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
Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit agreement. Our capital deployment strategies include but are not limited to paying down debt, new restaurant development, investment in technology, investment in advertising, repurchases of our stock, and franchise expansion. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions and any resulting negative effect on our net income, cash flows, or other relevant financial performance metrics under our revolving credit facility could affect our ability to borrow or comply with our covenants under that facility. Moreover, any repurchase by us of our shares of common stock will further reduce cash available for operations and future growth, as well as debt repayment.
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
Food safety and food-borne illness concerns, and any related unfavorable publicity could have an adverse effect on our business.
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
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant Team Members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the federal minimum wage, including California, Washington, Oregon, and New York. For example, California enacted legislation that increased its minimum wage through a series of annual rate increases, from $10.50 an hour in January 2017 to $15 an hour in January 2022. In addition, some California localities currently mandate wages higher than $15 an hour. We anticipate additional legislation increasing minimum wage standards will be enacted in future periods and in other jurisdictions.
In the past, many of our eligible Team Members chose not to participate in our Company-sponsored health care plans for various reasons, but we expect to continue to see increased costs due to the impact of changes in the health care laws, including as a result of any repeal, replacement or other significant modifications of The Patient Protection and Affordable Care Act of 2010 (the “PPACA”). Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. In addition, a shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. In the past, we have been able to offset increases in labor costs by improving our productivity or changing staffing models in our restaurants or by taking gradual increases in pricing, but there is no guarantee we can continue to do so in the future. If our labor costs increase and we are not able to offset costs through productivity or efficiency gains from changing staffing models, or to pass along the costs in the form of increased prices to our Guests, then it could have a material adverse effect on our results of operations. Further, changes to our staffing models in our restaurants due to labor costs or any labor shortages, could negatively impact our ability to provide adequate service levels to our Guests, which could result in adverse Guest reactions and a possible reduction in Guest traffic at our restaurants.
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
Various federal, state, and local employment laws govern our relationship with our Team Members and affect operating costs. These laws govern employee classification, wage rates, fair scheduling and payment requirements including tip credit laws and overtime pay, meal and rest breaks, unemployment and other taxes, health care and benefits, workers’ compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all of our Team Members to provide us with the government-specified documentation evidencing their employment eligibility, some of our Team Members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. A number of other factors could adversely affect our operating results, including:

•	additional government-imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence, sick leave, and mandated health benefits;

•	increased tax reporting and tax payment requirements for employees who receive gratuities;

•	a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and

•	increased employee litigation including claims under federal and/or state wage and hour laws, including the WARN Act.
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
As a member of the restaurant industry, we are sometimes the subject of complaints or litigation, including class action lawsuits, from Guests alleging illness, injury, or other food quality, health, or operational concerns. Negative publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to the same risks of negative publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees.
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

Risks Related to Owning Our Stock
The market price of our common stock is subject to volatility, which has and may continue to attract the interest of activist stockholders.
During fiscal 2019, the price of our common stock fluctuated between $24.57 and $36.85 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall. Moreover, such volatility has recently and may continue to attract the interest of activist stockholders. Responding to activist stockholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.
Any failure to repurchase the Company’s stock up to the maximum amounts permitted under our previously announced repurchase program may negatively impact investor perception of us and may affect the market price and volatility of our stock.
Our stock repurchase program may require us to use a significant portion of our cash flow from operations and/or may require us to incur indebtedness utilizing our existing credit facility or some other form of debt financing. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented by proceeds from the exercise of employee stock options and our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. The inability to complete stock repurchases under our previously announced repurchase program may negatively impact investor perception of us and may therefore affect the market price and volatility of our stock.
Provisions in our shareholder rights plan may discourage potential acquirers of the Company.
We have adopted a shareholder rights plan, which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us shares of junior preferred stock. The shareholder rights plan is currently scheduled to expire on June 2, 2020, but the expiration date will be extended until June 2, 2021 if the plan is ratified by our stockholders at the 2020 Annual Meeting of Stockholders. The preferred stock purchase rights are triggered upon the earlier of (x) ten business days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of our outstanding common stock or (y) such date as may be determined by the board following the commencement of, or public announcement of an intention to make, a tender or exchange offer, the consummation of which would result in any person or group acting in concert acquiring beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of our outstanding common stock. The preferred stock purchase rights would cause dilution to a person or group that attempts to acquire the Company without the approval of our board of directors.  Although our shareholder rights plan is intended to encourage an acquiring person to negotiate a proposed merger or other business combination with our board of directors and management, it could discourage a takeover transaction that stockholders may consider favorable and may lead to an entrenchment of management. Our shareholder rights plan may give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of the Company. These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our stockholders. If a change in control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
We currently lease the real estate for most of our Company-owned restaurant facilities under operating leases with remaining terms ranging from less than one year to over 15 years excluding options to extend. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates. Certain leases provide for contingent rents, which are determined as a percentage of adjusted gross restaurant sales in excess of specified levels. Contingent rental payments are recognized as a variable lease expense when specified levels have been achieved or when management determines achieving the specified levels during the year is probable. Certain lease agreements also require the Company to pay maintenance, insurance, and property tax costs.

We own real estate for 37 Company-owned restaurants located in Arizona (4); Arkansas (1); California (1); Colorado (4); Florida (1); Georgia (1); Illinois (1); Indiana (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (4); Pennsylvania (3); Texas (5); Virginia (4); and Washington (2).
Our corporate headquarters is located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2025. We operate a test kitchen and training facility located in Englewood, Colorado under a lease that expires May 31, 2025.
Our existing prototype for new Red Robin restaurants is approximately 4,500 to 5,800 square feet with a capacity of approximately 145 to 200 seats. We develop restaurants under ground leases on which we build our own restaurant in addition to using in-line, end cap, and mall locations. As of December 29, 2019, our restaurant locations comprised approximately 2.8 million square feet.
ITEM 3.    Legal Proceedings
Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.
On July 14, 2017, a current hourly employee filed a class action lawsuit alleging that the Company failed to provide required meal breaks and rest periods and failed to reimburse business expenses, among other claims. The case is styled Manuel Vigueras v. Red Robin International, Inc. and is currently pending before the United States District Court in Santa Ana, California. Trial is expected to commence on or about February 25, 2020. In a related action, on September 21, 2017, a companion case, styled Genny Vasquez v. Red Robin International, Inc. was filed and is currently pending in California Superior Court in Santa Ana, California and involves claims under the California Private Attorneys’ General Act (“PAGA”) that partially overlap in the claims made in the Vigueras matter. Trial for that case is expected to commence on April 13, 2020. We believe we have meritorious defenses to each of the claims in these lawsuits and intend to defend vigorously these allegations. However, there can be no assurance we will be successful, and an adverse resolution of any one of these cases could have a material adverse effect on our consolidated financial position and results of operations in the period in which the case is resolved.
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
PART II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Global Select Market under the symbol RRGB. As of February 25, 2020, there were 92 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2019 and 2018. We currently anticipate we will retain any future cash flow to fund our operations and expand our business, to pay down debt or to repurchase shares. In addition, our credit agreement may limit us from declaring or paying any dividends or making any other repurchases on any of our shares under certain circumstances, and we are subject to the leverage ratio under our credit agreement.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 29, 2019, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock. The increased share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The table below provides a summary of the Company's purchases of its own common stock during the fourth quarter of 2019.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
10/7/19-11/3/19	12,000	$31.60	131,600	$70,713
11/4/19-12/1/19	11,400	27.39	143,000	70,401
12/2/19-12/29/19	11,400	$28.53	154,400	$70,075
Pursuant to Publicly Announced Plans or Programs(2)	34,800
(1) The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods.
(2) From August 9, 2018, when the increase in the share repurchase program was authorized through December 29, 2019, the Company has purchased 154,400 shares for a total of $4.9 million. As of August 9, 2018 when the increase was authorized, the program had a remaining authorized purchase limit of $53.9 million out of the $100.0 million prior authorization from February 2016.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders’ return on Common Stock of the Company since December 26, 2014, with the cumulative total return over the same period for (i) The Russell 3000 Index, and (ii) the S&P 600 Restaurants.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 26, 2014, the last trading day in the Company’s 2014 fiscal year, in the Company’s Common Stock and in each of the indices.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and S&P 600 Restaurants Index

	Fiscal Years Ended
	December 28, 2014	December 27, 2015	December 25, 2016	December 31, 2017	December 30, 2018	December 29, 2019
Red Robin Gourmet Burgers, Inc. (RRGB)	$100.00	$80.92	$73.87	$73.80	$34.96	$40.60
The Russell 3000 Index	100.00	99.47	111.67	133.09	124.34	163.81
S&P 600 Restaurants(2)	100.00	95.87	113.84	118.17	128.14	142.30
___________________________________

(1)	Represents performance of $100 invested on December 29, 2014 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.

(2)	The S&P 600 Restaurants includes companies such as Bloomin' Brands Inc., Chuy's Holdings Inc., Dine Brands Global, Inc., and Fiesta Restaurant Group, Inc.

ITEM 6.    Selected Financial Data
The table below contains selected consolidated financial and operating data. The statement of operations and comprehensive income (loss), cash flow, and balance sheet data for each fiscal year has been derived from our consolidated financial statements. This selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2019	2018	2017	2016	2015
(in thousands, except per share and operating data)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Operations Data:
Revenue:
Restaurant revenue	$1,289,521	$1,316,209	$1,365,060	$1,280,669	$1,238,898
Total revenues(1)	1,315,014	1,338,563	1,387,566	1,303,187	1,265,215
Total costs and expenses(2)(3)(4)(5)(6)	1,328,141	1,349,048	1,348,534	1,291,617	1,198,170
(Loss) income from operations	(13,127)	(10,485)	39,032	11,570	67,045
Net (loss) income	(7,903)	(6,419)	30,019	11,725	47,704
(Loss) earnings per share:
Basic	$(0.61)	$(0.49)	$2.33	$0.88	$3.40
Diluted	$(0.61)	$(0.49)	$2.31	$0.87	$3.36
Shares used in computing earnings per share:
Basic	12,959	12,976	12,899	13,332	14,042
Diluted	12,959	12,976	12,998	13,462	14,216
Balance Sheet Data:
Cash and cash equivalents	$30,045	$18,569	$17,714	$11,732	$22,705
Total assets	1,237,580	843,941	910,615	918,545	839,979
Long-term debt, including current portion	206,875	203,575	277,313	347,838	210,847
Total stockholders’ equity	$360,520	$382,805	$387,435	$348,053	$374,311
Cash Flow Data:
Net cash provided by operating activities	$57,915	$126,295	$156,607	$98,957	$140,923
Net cash used in investing activities	(57,030)	(49,836)	(83,290)	(199,379)	(169,111)
Net cash provided by (used in) financing activities	$9,678	$(74,298)	$(67,924)	$89,333	$28,767
Selected Operating Data:
Net sales per square foot in Company-owned restaurants	$439	$441	$461	$449	$466
Total operating weeks(7)	24,707	25,165	25,038	23,799	22,006
Company-owned restaurants open at end of period	454	484	480	465	439
Franchised restaurants open at end of period	102	89	86	86	99
Comparable restaurant net sales (decrease) increase(8)(9)	(0.6)%	(2.6)%	0.7%	(3.3)%	2.1%
___________________________________

(1)
Franchise and other revenue for 2015 was previously reported as $18.7 million with Topic 606 (Revenue from Contracts with Customers) adoption adjustments of $7.6 million, resulting in an adjusted amount of $26.3 million.

(2)
2019 includes pre-tax non-cash asset impairment charges of $15.1 million primarily related to the impairment of 29 restaurants, $3.5 million of executive transition costs, $3.3 million of board and stockholder matter costs, $1.0 million of executive retention costs, and a $1.2 million gain relating to restaurant closures and refranchising. See Note 4, Other Charges, for additional discussion of the assets impaired during 2019.

(3)
2018 includes pre-tax non-cash asset impairment charges of $28.1 million related to the impairment of 41 restaurants, 19 of which had immaterial impairments, $4.8 million related to litigation costs, and $2.9 million related to the disposal of smallwares.

(4)	2017 includes pre-tax non-cash asset impairment charges of $6.9 million related to the impairment of 13 restaurants.

(5)
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

(6)	2015 includes pre-tax non-cash asset impairment charges of $0.6 million related to the impairment of two restaurants.

(7)	Total operating weeks represent the number of weeks that the Company-owned restaurants were open during the reporting period.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” for a further discussion of our comparable restaurant designation.

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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. All comparisons under this heading between 2019 and 2018 refer to the fifty-two week periods ending December 29, 2019 and December 30, 2018, respectively, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily operates, franchises, and develops full-service restaurants with 556 locations in North America. As of December 29, 2019, the Company operated 454 Company-owned restaurants located in 38 states. The Company also had 102 franchised full-service restaurants in 16 states and one Canadian province as of December 29, 2019. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five to six years. Our discussions for fiscal years 2019 and 2018 both refer to 52 week fiscal years.
Financial and Operational Highlights
The following summarizes the financial and operational highlights during the fifty-two weeks ended December 29, 2019:

•	Financial performance.

◦
Restaurant revenue decreased $26.7 million, or 2.0%, to $1.3 billion for the 52 weeks ended December 29, 2019, as compared to the 52 weeks ended December 30, 2018, due to a $20.2 million decrease from closed restaurants and a $7.7 million, or 0.6%, decrease in comparable restaurant revenue, partially offset by a $1.2 million increase from newly opened restaurants in their first full year of operations.

◦
Restaurant operating costs, as a percentage of restaurant revenue, increased 110 basis points to 82.1% for the 52 weeks ended December 29, 2019, as compared to 81.0% for the 52 weeks ended December 30, 2018. The increase was primarily due to a 70 basis point increase in labor costs and a 70 basis point increase in other operating costs, partially offset by a 30 basis point decrease in cost of sales.

◦
Net loss was $7.9 million for the 52 weeks ended December 29, 2019 compared to net loss of $6.4 million for the 52 weeks ended December 30, 2018. Diluted loss per share was $0.61 for the 52 weeks ended

December 29, 2019, as compared to diluted loss per share of $0.49 for the 52 weeks ended December 30, 2018. Excluding costs per diluted share included in Other charges of $0.86 for asset impairment, $0.19 for executive transition and severance, $0.19 for board and stockholder matter costs, $0.06 for executive retention, and a gain of $0.07 for restaurant closures and refranchising, adjusted earnings per diluted share for the 52 weeks ended December 29, 2019 was $0.62. Excluding charges per diluted share of $1.60 for asset impairment, $0.27 for litigation contingencies, $0.18 for reorganization costs, and $0.17 for smallwares disposal, adjusted earnings per diluted share for the 52 weeks ended December 30, 2018 was $1.73. We believe the non-GAAP measure of adjusted earnings per share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company’s financial results in accordance with GAAP.

•
Marketing. Our Red Robin Royalty™ loyalty program operates in all our U.S. Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our Guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled Guests early about new menu items to generate awareness and trial of these offerings. Our media buying approach is concentrated on generating significant reach and frequency while on-air. In addition, we use digital, social, and earned media to target and more effectively reach specific segments of our Guest base. Our new "All the Fulls" omni-channel marketing campaign launched in 2019 focuses heavily on increased social and digital marketing techniques and the brand's emotional connection with Guests.

2020 Outlook and Beyond
We developed a compelling plan to quickly drive improved Guest experiences, business performance, and stockholder value as discussed in Item I, Business; our plan includes the following four fundamental elements: Recapture Our Soul, Deliver the Brand Promise, Tell Our Story, and Accelerate Profitable Growth. Based on this strategy, the Company currently expects the following in 2020:

•	Comparable restaurant revenue growth in the low single digits;

•	Incremental restaurant-level operating profit expected to be offset by pre-opening expenses, marketing, and project expenses associated with growth initiatives;

•	Net income of at least $2 million, including a tax benefit of $10 million to $12 million;

•	Adjusted EBITDA, a non-GAAP financial measure, of at least flat compared to approximately $101 million in 2019; and

•
Capital expenditures of $50 million to $60 million, including the restaurant support center and systems; restaurant maintenance, refreshes and remodels; introduction of Donatos®; technology; and other investments to support growth initiatives.

Guidance Policy
The Company provides guidance as it relates to selected information related to the Company’s financial and operating performance, and such measures may differ from year to year.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Year Ended
	December 29, 2019	December 30, 2018
Company-owned:
Beginning of period	484	480
Opened during the period(1)	—	8
Sold to franchisee(2)	(12)	—
Closed during the period	(18)	(4)
End of period	454	484
Franchised:
Beginning of period	89	86
Opened during the period	1	3
Acquired from corporate(2)	12	—
Closed during the period	—	—
End of period	102	89
Total number of restaurants	556	573
________________________________________________________
(1) The restaurants opened during the fiscal years presented consisted entirely of completed new restaurant openings.
(2) During the fourth quarter of 2019, the Company sold 12 restaurants located in British Columbia, Canada to a franchise partner.

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue. This information has been prepared on a basis consistent with our audited 2019 annual financial statements, with the exception of changes made due to the adoption of Topic 842 (Leases), and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Certain percentage amounts in the table below do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

	Year Ended
	December 29, 2019	December 30, 2018
Revenues:
Restaurant revenue	98.1%	98.3%
Franchise revenue	1.3	1.3
Other revenue	0.6	0.4
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below)(1)
Cost of sales	23.5%	23.8%
Labor	35.4	34.7
Other operating	14.5	13.8
Occupancy	8.7	8.7
Total restaurant operating costs	82.1	81.0
Depreciation and amortization	7.0	7.1
Selling, general and administrative	11.9	11.0
Pre-opening and acquisition costs	—	0.2
Other charges	1.6	2.9
(Loss) from operations	(1.0)	(0.8)
Other (income) expense:
Interest expense	0.8	0.8
Interest (income) and other, net	(0.1)	—
Total other expenses	0.7	0.8
(Loss) before income taxes	(1.7)	(1.6)
Income tax benefit	(1.1)	(1.1)
Net loss	(0.6)%	(0.5)%
___________________________________
(1) Expressed as a percentage of restaurant revenue rather than total revenue

Revenues

	Year Ended
(Revenues in thousands)	2019	2018	Percent Change
Restaurant revenue	$1,289,521	$1,316,209	(2.0)%
Franchise revenue	17,497	17,409	0.5%
Other revenue	7,996	4,945	61.7%
Total revenues	$1,315,014	$1,338,563	(1.8)%
Average weekly sales volumes in Company-owned restaurants	$52,193	$52,216
Total operating weeks	24,707	25,165	(1.8)%
Net sales per square foot	$439	$441	(0.5)%
Restaurant revenue, which comprises primarily food and beverage sales, decreased $26.7 million for the 52 week fiscal year ended December 29, 2019, or 2.0%, as compared to the 52 week fiscal year ended December 30, 2018. The decrease was due to a $20.2 million decrease from closed restaurants, and a $7.7 million, or 0.6%, decrease in comparable restaurant revenue, partially offset by a $1.2 million increase from newly opened restaurants in their first full year of operations. The comparable restaurant revenue decrease was driven by a 4.7% decrease in Guest count partially offset by a 4.1% increase in average Guest check. The increase in average Guest check comprised a 2.1% increase in pricing, a 1.7% increase in menu mix primarily driven by the Company’s current menu and promotional strategy, resulting in lower Tavern burger sales and higher Gourmet and Finest burger sales, and a 0.3% increase from lower discounting in 2019 compared to 2018.
We are implementing a series of new strategic initiatives; (i) enhancing our brand promise of memorable moments of connection with our Guests, (ii) leveraging service model improvements and technology, and undertaking menu rationalization efforts in order to improve our dine-in experience, (iii) telling our story via consumer driven omni-channel messaging focused on our brand, and (iv) enhancing our focus on areas of profitable growth, including growing and enhancing our off-premise business, and our roll out of Donatos®, a high quality pizza brand "nested" inside of Red Robin restaurants that is expected to drive incremental top-line sales and gross margin. Our strategic initiatives serve to develop our brand, while enhancing the value proposition Red Robin provides to its dine-in and off-premise Guests; we believe our initiatives will drive increased Guest counts, incremental margin growth, and increased comparable restaurant revenue.
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
Franchise revenues comprise primarily royalty income and advertising fund contributions. Franchise revenue increased $0.1 million, or 0.5%, during the 52 week fiscal year ended December 29, 2019 compared to the 52 week fiscal year ended December 30, 2018 primarily due to a 0.8% increase in comparable franchise restaurant revenue, driving an increase in franchise fees and licensing royalties.
Other revenue comprises primarily of gift card breakage, which represents the value associated with the portion of gift cards sold that will most likely never be redeemed, and licensing royalties. For the fiscal years ended December 29, 2019 and December 30, 2018, we recognized $6.8 million and $3.9 million of gift card breakage, respectively.
Cost of Sales

(In thousands, except percentages)	2019	2018	Percent Change
Cost of sales	$303,404	$313,504	(3.2)%
As a percent of restaurant revenue	23.5%	23.8%	(0.3)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 30 basis points in 2019 as compared to the same period in 2018. The decrease was primarily driven by favorable pork and steak fry costs, partially offset by unfavorable ground beef costs.

Labor

(In thousands, except percentages)	2019	2018	Percent Change
Labor	$456,778	$456,262	0.1%
As a percent of restaurant revenue	35.4%	34.7%	0.7%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue increased 70 basis points in 2019 compared to the same period in 2018. The increase was primarily driven by higher average wage rates and increased manager staffing levels within the restaurants.
Other Operating

(In thousands, except percentages)	2019	2018	Percent Change
Other operating	$186,476	$182,084	2.4%
As a percent of restaurant revenue	14.5%	13.8%	0.7%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs including royalties paid to Donatos®. Other operating costs as a percentage of restaurant revenue increased 70 basis points in 2019 as compared to the same period in 2018. The increase was primarily due to higher third-party delivery expense driven by growth in off-premise sales, as well as an increase in restaurant maintenance spending.
Occupancy

(In thousands, except percentages)	2019	2018	Percent Change
Occupancy	$111,798	$114,146	(2.1)%
As a percent of restaurant revenue	8.7%	8.7%	—%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the year ended December 29, 2019, occupancy costs as a percentage of restaurant revenue remained flat compared the same period in 2018.
Our fixed rents for the years ended December 29, 2019 and December 30, 2018 were $73.9 million and $76.6 million respectively, a decrease of $2.7 million due to a net decrease in restaurant count resulting from 18 locations permanently closed during the period.
Depreciation and Amortization

(In thousands, except percentages)	2019	2018	Percent Change
Depreciation and amortization	$91,790	$95,371	(3.8)%
As a percent of total revenues	7.0%	7.1%	(0.1)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the year ended December 29, 2019, depreciation and amortization expense as a percentage of revenue remained flat compared to the same period in 2018.
Selling, General, and Administrative

(In thousands, except percentages)	2019	2018	Percent Change
Selling, general, and administrative	$155,978	$146,458	6.5%
As a percent of total revenues	11.9%	11.0%	0.9%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors' expenses.
Selling, general, and administrative costs increased $9.5 million, or 6.5% in 2019 as compared to the same period in 2018. The increase was primarily due to interim CEO expenses, increased Team Member benefits, increased professional services costs and higher national media spend to support the launch of the Company's new creative brand campaign.

Pre-opening Costs

(In thousands, except percentages)	2019	2018	Percent Change
Pre-opening costs	$319	$2,092	(84.8)%
As a percent of total revenues	—%	0.2%	*

Number of restaurants opened during year	—	8	*
Average per restaurant pre-opening costs	$—	$262	*
* Percentage increases and decreases over 100 percent were not considered meaningful.
Pre-opening costs, which are expensed as incurred, comprise the costs of labor, hiring, and training the initial work force for our new restaurants and new initiatives; occupancy costs incurred prior to opening; travel expenses for our training teams; the cost of food and beverages used in training; licenses and marketing; supply costs; and other direct costs related to the opening of new restaurants. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters. Costs related to preparing restaurants to introduce Donatos® will be expensed as incurred and included in pre-opening costs
Pre-opening costs in 2019 decreased $1.8 million as compared to the same period in 2018. The decrease was due to no new restaurant openings during 2019 as compared to eight new restaurant openings during the same period in 2018.
Other Charges

(In thousands, except percentages)	2019	2018	Percent Change
Asset impairment	$15,094	$28,127	(46.3)%
Executive transition and severance	3,450	—	*
Board and stockholder matter costs	3,261	—	*
Executive retention	980	—	*
Restaurant closures and refranchising	(1,187)	—	*
Litigation contingencies	—	4,795	*
Reorganization costs	—	3,273	*
Smallwares disposal	—	2,936	*
Other charges	$21,598	$39,131

* Percentage increases and decreases over 100 percent were not considered meaningful.
During 2019, the Company determined 29 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $15.1 million. During 2018, we determined that 41 Company-owned restaurants were impaired, 19 of which had immaterial impairments. We recognized a non-cash impairment charge of $28.1 million as a result of the current and projected future results of these restaurants. The Company reviewed each restaurant’s past and present operating performance combined with projected future results, primarily through projected undiscounted cash flows, which indicated impairment. The carrying amount of each restaurant was compared to its estimated fair value as determined by management. The impairment charge represents the excess of each restaurant’s carrying amount over its estimated fair value. The fair value measurement for asset impairment is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.
For further information on Other Charges line items that were not comparable, refer to Note 4, Other Charges, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report
Interest Expense
Interest expense in 2019 and 2018 was $10.2 million and $10.7 million, respectively. Interest expense decreased in 2019 compared to the same period in 2018 primarily due to a lower weighted average outstanding debt balance partially offset by a higher weighted average interest rate. Our weighted average interest rate in 2019 and 2018 was 5.1% and 4.2%, respectively.

Income Tax Benefit
Income tax benefit was $14.3 million in 2019, compared to an income tax benefit of $15.0 million in 2018. Our effective income tax rate was a 64.5% benefit in 2019 and a 70.0% benefit in 2018. The decrease in the Company's 2019 effective tax benefit is attributable to a decrease in tax credits and an increase in the valuation allowance primarily driven by closing and refranchising all remaining company-operated restaurants in Canada in the fourth quarter of 2019.
Liquidity and Capital Resources
Cash and cash equivalents increased $11.5 million to $30.1 million at December 29, 2019, from $18.6 million at the beginning of the fiscal year. We expect to continue to reinvest available cash flows from operations to pay down debt, maintain existing restaurants and infrastructure, make disciplined investment in growth projects, and repurchase our common stock. The Company plans to use at least 50% of available cash flows for ongoing de-leveraging of the business.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	2019	2018
Net cash provided by operating activities	$57,915	$126,295
Net cash used in investing activities	(57,030)	(49,836)
Net cash provided by (used) in financing activities	9,678	(74,298)
Effect of currency translation on cash	913	(1,306)
Net increase in cash and cash equivalents	$11,476	$855
Operating Cash Flows
Net cash flows provided by operating activities decreased $68.4 million to $57.9 million in 2019 as compared to 2018. The changes in net cash provided by operating activities are primarily attributable to a $19.2 million decrease in profit from operations compared to the same period in 2018, as well as changes driven by Other charges (See Note 4, Other Charges, in Item 8 of Part II in this report) and timing of payments related to our operating assets and liabilities.
Investing Cash Flows
Net cash flows used in investing activities increased $7.2 million to $57.0 million in 2019 as compared to 2018. The increase was due to increased investment in new restaurant technology partially offset by a decrease in restaurant openings during the year and lower restaurant maintenance capital expenditures.
The following table lists the components of our capital expenditures, net of currency translation effect, for the fiscal year ended December 29, 2019 (in thousands):

	2019	2018
Investment in technology infrastructure and other	$39,202	$13,983
Restaurant maintenance capital and other	17,288	26,781
New restaurants	—	9,507
Restaurant remodels and refreshes	819	—
Total capital expenditures	$57,309	$50,271
Financing Cash Flows
Net cash flows provided by financing activities increased $84.0 million to $9.7 million in 2019 as compared to 2018. The increase primarily resulted from a $86.2 million increase in net borrowings of long-term debt, offset by an increase of $2.0 million of cash used to repurchase the Company’s common stock.
Credit Facility
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15.0 million. On August 19, 2019, the Company entered into a second amendment (the “Amendment”) to the Credit Facility. The Amendment increased the lease adjusted leverage ratio to 5.0 through December 29, 2019 before returning to 4.75 thereafter. In addition, the Amendment revised the definition of permitted acquisitions under the Credit Facility to correspond with the change to the lease adjusted leverage ratio and clarified the classification of existing capital and operating leases. The Company's lease adjusted leverage ratio was 4.72 as of December 29, 2019. The lease adjusted leverage ratio is defined in Section 1.1 of the Credit Facility, which is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 5, 2016, as further amended by the Amendment filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 23, 2019.
The Credit Facility matures on June 30, 2021. Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets. As of December 29, 2019, the Company had outstanding borrowings under the Credit Facility of $206.0 million, in addition to amounts issued under letters of credit of $7.5 million. Amounts issued under letters of credit reduce the amount available under the Credit Facility but are not recorded as debt. As of December 29, 2019, we had unused borrowing capacity under the Credit Facility of approximately $186.5 million.
On January 10, 2020, the Company replaced its Credit Facility with a new five-year Amended and Restated Credit Agreement (the "New Credit Facility") which provides for a $161.5 million revolving line of credit and a $138.5 million term loan for a total borrowing capacity of $300 million. No amortization is required with the respect to the revolving line of credit, and the term loans require quarterly principal payments at a rate of 7.0% per annum of the original principal balance. The interest rates of the revolving line of credit and term loans are based on either LIBOR or a base rate defined by the agreement. LIBOR is set to terminate in December 2021, however, we anticipate an amended credit agreement will be executed at the new applicable interest rate. See Note 8, Borrowings, in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of December 29, 2019, we were in compliance with all debt covenants.
Debt Outstanding
Total debt outstanding increased $13.5 million to $206.9 million at December 29, 2019, from $193.4 million at December 30, 2018, due to net borrowings of $13.5 million on the Credit Facility during 2019.
Share Repurchase
On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company’s discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through December 29, 2019, we have repurchased a total of 154,400 shares at an average price of $31.90 per share for an aggregate amount of $4.9 million. Accordingly, as of December 29, 2019, we had $70.1 million of availability under the current share repurchase program. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Credit Facility and New Credit Facility.
Inflation
The primary inflationary factors affecting our operations are food costs, labor costs, energy costs, and costs of construction materials used in restaurant remodels and refreshes. A large number of our restaurant Team Members are paid at rates based on the applicable minimum wage and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Labor cost inflation had a negative impact on our financial condition and results of operations during the fiscal year ended December 29, 2019. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will continue to have a negative impact on labor costs in fiscal year 2020.
Seasonality
Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the summer months and winter holiday season and lower during the fall season. As a result, our quarterly operating results and comparable restaurant revenue may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, and comparable restaurant sales for any particular future period may decrease.

Contractual Obligations
The following table summarizes the amounts of payments due under specified contractual obligations as of December 29, 2019 (in thousands):

	Payments Due by Period
	Total	2020	2021 - 2022	2023 - 2024	2025 and Thereafter
Long-term debt obligations(1)	$231,883	$8,293	$222,585	$65	$940
Finance lease obligations(2)	12,531	1,065	2,112	1,848	7,506
Operating lease obligations(3)	739,777	70,303	149,692	140,138	379,644
Purchase obligations(4)	162,282	98,577	63,705	—	—
Other non-current liabilities(5)	7,233	1,343	2,302	1,504	2,084
Total contractual obligations	$1,153,706	$179,581	$440,396	$143,555	$390,174
________________________

1.
Long-term debt obligations primarily represent minimum required principal payments under our credit agreement including estimated interest of $24.8 million based on a 4.01% average borrowing interest rate.

2.	Finance lease obligations include interest of $3.0 million.

3.	Operating lease obligations exclude variable lease costs, such as sales based contingent rent, and include interest of $241.2 million.

4.
Purchase obligations includes the Company's share of system-wide commitments for food, beverage, and restaurant supply items. These amounts require estimates and could vary due to the timing of volumes. Excluded are any agreements that are cancelable without significant penalty.

5.
Other non-current liabilities primarily represent the employee deferred compensation plan liability. Refer to Note 15, Employee Benefit Programs, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Financial Condition and Future Liquidity
We require capital principally to maintain, improve and refurbish existing restaurants, support infrastructure needs, and for general operating purposes, as well as to grow the business through new restaurant construction. In addition, we have and may continue to use capital to pay principal on our borrowings and repurchase our common stock. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect cash flows from operations will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. We and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant short-term trade credit for purchases, such as food and supplies. The addition of new restaurants and refurbishment of existing restaurants are reflected as long-term assets and not as part of working capital.
Working Capital
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our Credit Facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our remaining borrowing capacity under the Credit Facility will be sufficient to satisfy any working capital deficits and our planned capital expenditures.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we use different assumptions or conditions. We have identified the following as the Company's most critical accounting policies, which are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Impairment of Long-Lived Assets.    Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, right of use assets, and amortizable intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.
Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant’s past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company’s average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses other market information such as market rent, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value. During 2019, we determined 29 Company-owned restaurants were impaired during our cash flow analysis which resulted in a non-cash impairment charge of $15.1 million. During 2018, we impaired 41 Company-owned restaurants, 19 of which had immaterial impairments, for non-cash charges of $28.1 million.
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
Goodwill.    Goodwill, which is not subject to amortization, is evaluated for impairment annually at the end of the Company’s third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of restaurant closures, that would indicate an impairment may exist. Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment, or step zero of the impairment test, to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. If we do not perform a qualitative assessment, or if we determine it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.
The Company performed a qualitative assessment and determined that goodwill was not impaired as of October 6, 2019. No indicators of impairment were identified from the date of our impairment test through the end of 2019. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior results and projections, and other relevant entity-specific events, we determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
Our last quantitative assessment of goodwill was performed in 2018, and it was determined that goodwill was not impaired.

Income Taxes. We make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. When considered necessary, we record a valuation allowance to reduce deferred tax assets to a balance that is more likely than not to be recognized. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. We have recorded deferred tax assets reflecting the benefit of income tax credits. Realization is dependent on generating sufficient taxable income prior to expiration. Although realization is not assured, management believes it is more likely than not that the recognized deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Off Balance Sheet Arrangements
Except for the letters of credit provided under the Credit Facility, we do not have any material off balance sheet arrangements.
Recently Issued Accounting Standards
See Note 3, Recent Accounting Pronouncements, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for our discussion of recently issued accounting standards.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate ("LIBOR") plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%. Borrowings under the Credit Facility, if denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate for these purposes is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate ("CDOR Rate") for an interest period of one month plus 1%. As of December 29, 2019, we had $206 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.1 million on an annualized basis.
LIBOR is set to terminate in December 2021, however, we anticipate an amended credit agreement will be executed at the new applicable interest rate. The U.S. Federal Reserve is considering replacing the U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities. However, there is no definitive information regarding the future use of LIBOR, any particular replace rate, or the market acceptance of any potential change. Any such change may have an adverse effect on the cost of our borrowings.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Foreign Currency Exchange Risk
During 2019, we operated as many as 18 restaurants in Canada, and the Canadian Dollar is the functional currency for our Canadian restaurant operations. We have currency risk related to transactions denominated in Canadian Dollars and the translation of our Canadian restaurants’ financial results into U.S. Dollars.
Due to the immateriality of our Canadian restaurant operations during the year and the refranchising or closure of all Canadian restaurants during the fourth quarter of 2019, our foreign currency risk is limited at this date. As a result, the Company has not entered into any foreign currency exchange rate contracts to hedge against changes in foreign currency exchange rates on assets and liabilities expected to be settled at a future date.
Commodity Price Risks
The Company’s restaurant menus are highly dependent upon a few select commodities, including ground beef, steak fries, poultry, and produce. We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases. A 1.0% increase in food costs would negatively impact cost of sales by approximately $3 million on an annualized basis.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of December 29, 2019, approximately 60% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2021. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Red Robin Gourmet Burgers, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of Accounting Standards Update No. 2016-02, Leases.
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
Denver, Colorado
February 25, 2020

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 29, 2019	December 30, 2018
Assets:
Current assets:
Cash and cash equivalents	$30,045	$18,569
Accounts receivable, net	22,372	25,034
Inventories	26,424	27,370
Prepaid expenses and other current assets	26,646	27,576
Total current assets	105,487	98,549
Property and equipment, net	518,013	565,142
Right of use assets, net	426,248	—
Goodwill	96,397	95,838
Intangible assets, net	29,975	34,609
Other assets, net	61,460	49,803
Total assets	$1,237,580	$843,941
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$33,040	$39,024
Accrued payroll and payroll-related liabilities	35,221	37,922
Unearned revenue	54,223	55,360
Short-term portion of lease obligations	42,699	786
Accrued liabilities and other current liabilities	29,403	38,057
Total current liabilities	194,586	171,149
Deferred rent	—	75,675
Long-term debt	206,875	193,375
Long-term portion of lease obligations	465,435	9,414
Other non-current liabilities	10,164	11,523
Total liabilities	877,060	461,136
Stockholders’ equity:
Common stock; $0.001 par value: 45,000 shares authorized; 17,851 shares issued; 12,923 and 12,971 shares outstanding	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock 4,928 and 4,880 shares, at cost	(202,313)	(201,505)
Paid-in capital	213,922	212,752
Accumulated other comprehensive loss, net of tax	(4,373)	(4,801)
Retained earnings	353,266	376,341
Total stockholders’ equity	360,520	382,805
Total liabilities and stockholders’ equity	$1,237,580	$843,941

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenues:
Restaurant revenue	$1,289,521	$1,316,209	$1,365,060
Franchise revenue	17,497	17,409	17,681
Other revenue	7,996	4,945	4,825
Total revenues	1,315,014	1,338,563	1,387,566
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	303,404	313,504	320,355
Labor (includes $161, $245, and $346 of stock-based compensation)	456,778	456,262	475,432
Other operating	186,476	182,084	178,309
Occupancy	111,798	114,146	112,753
Depreciation and amortization	91,790	95,371	92,545
Selling, general, and administrative expenses (includes $3,103, $3,803, and $4,442 of stock-based compensation)	155,978	146,458	156,656
Pre-opening costs	319	2,092	5,570
Other charges	21,598	39,131	6,914
Total costs and expenses	1,328,141	1,349,048	1,348,534

(Loss) income from operations	(13,127)	(10,485)	39,032
Other expense (income):
Interest expense and other	10,178	10,704	10,955
Interest (income) and other, net	(1,068)	221	(943)
Total other expenses	9,110	10,925	10,012
(Loss) income before income taxes	(22,237)	(21,410)	29,020
Income tax benefit	(14,334)	(14,991)	(999)
Net (loss) income	$(7,903)	$(6,419)	$30,019
(Loss) earnings per share:
Basic	$(0.61)	$(0.49)	$2.33
Diluted	$(0.61)	$(0.49)	$2.31
Weighted average shares outstanding:
Basic	12,959	12,976	12,899
Diluted	12,959	12,976	12,998

Other comprehensive income (loss):
Foreign currency translation adjustment	$428	$(1,235)	$1,442
Other comprehensive income (loss), net of tax	428	(1,235)	1,442
Total comprehensive (loss) income	$(7,475)	$(7,654)	$31,461
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2016	17,851	$18	5,023	$(207,720)	$208,022	$(5,008)	$352,741	$348,053
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(126)	5,235	(2,192)	—	—	3,043
Non-cash stock compensation	—	—	—	—	4,878	—	—	4,878
Net income	—	—	—	—	—	—	30,019	30,019
Other comprehensive income	—	—	—	—	—	1,442	—	1,442
Balance, December 31, 2017	17,851	18	4,897	(202,485)	210,708	(3,566)	382,760	387,435
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(60)	2,454	(2,007)	—	—	447
Acquisition of treasury stock	—	—	43	(1,474)	—	—	—	(1,474)
Non-cash stock compensation	—	—	—	—	4,051	—	—	4,051
Net loss	—	—	—	—	—	—	(6,419)	(6,419)
Other comprehensive loss	—	—	—	—	—	(1,235)	—	(1,235)
Balance, December 30, 2018	17,851	18	4,880	(201,505)	212,752	(4,801)	376,341	382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,642	(2,180)	—	—	462
Acquisition of treasury stock	—	—	112	(3,450)	—	—	—	(3,450)
Non-cash stock compensation	—	—	—	—	3,350			3,350
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Net loss	—	—	—	—	—	—	(7,903)	(7,903)
Other comprehensive income	—	—	—	—	—	428		428
Balance, December 29, 2019	17,851	$18	4,928	$(202,313)	$213,922	$(4,373)	$353,266	$360,520

See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net income	$(7,903)	$(6,419)	$30,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,790	95,371	92,545
Gift card breakage	(6,776)	(3,898)	(4,026)
Other charges - asset impairment and unpaid other charges	1,473	35,715	6,914
Deferred income tax benefit	(9,640)	(18,613)	(6,478)
Stock-based compensation expense	3,344	4,048	4,788
Other, net	678	1,052	1,043
Changes in operating assets and liabilities:
Accounts receivable	2,766	2,922	(609)
Prepaid expenses and other current assets	(8,240)	5,918	(4,105)
Trade accounts payable and accrued liabilities	(15,490)	5,685	21,022
Unearned revenue	5,632	3,397	9,701
Other operating assets and liabilities, net	281	1,117	5,793
Net cash provided by operating activities	57,915	126,295	156,607
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(57,309)	(50,271)	(83,531)
Proceeds from sales of real estate and property, plant, and equipment and other	279	435	241
Net cash used in investing activities	(57,030)	(49,836)	(83,290)
Cash Flows From Financing Activities:
Borrowings of long-term debt	273,500	215,500	186,550
Payments of long-term debt and finance leases	(261,063)	(289,238)	(257,215)
Purchase of treasury stock	(3,450)	(1,474)	—
Debt issuance costs	(33)	—	(664)
Proceeds from exercise of stock options and employee stock purchase plan	724	914	3,405
Net cash provided by (used in) financing activities	9,678	(74,298)	(67,924)
Effect of Currency Translation on Cash	913	(1,306)	589
Net increase in cash and cash equivalents	11,476	855	5,982
Cash and cash equivalents, beginning of period	18,569	17,714	11,732
Cash and cash equivalents, end of period	$30,045	$18,569	$17,714

Supplemental disclosure of cash flow information
Income taxes paid	$3,237	$2,486	$3,999
Interest paid, net of amounts capitalized	$9,750	$10,013	$10,372
Change in accrued capital expenditures	$(3,910)	$(507)	$(5,951)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our”, or the “Company”), primarily operates, franchises, and develops casual-dining restaurants in North America. As of December 29, 2019, the Company owned and operated 454 restaurants located in 38 states. The Company also had 102 casual-dining restaurants operated by franchisees in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Basis of Presentation and Principles of Consolidation - The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company’s fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Year end dates and the number of weeks in each fiscal year are shown in the table below for periods presented in this Form 10-K and for the upcoming fiscal year.

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2019	December 29, 2019	52
2018	December 30, 2018	52
2017	December 31, 2017	53
Upcoming Fiscal Year
2020	December 27, 2020	52
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The areas that require management’s most significant estimates are impairment of long-lived assets, goodwill, lease accounting, insurance/self-insurance reserves, estimating fair value, income taxes, unearned revenue, and stock-based compensation expense. Actual results could differ from those estimates.
Reclassifications - Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the fiscal year ended December 30, 2018, the Company reclassified unfavorable lease rights of $1.4 million from Deferred rent to Other non-current liabilities and reclassified the short-term portion of our lease obligations totaling $0.8 million from Accrued liabilities and other to its own line item on the consolidated balance sheets. Management believes this presentation better reflects the nature of these liabilities subsequent to the adoption of Topic 842 (Leases), as defined in Note 10, Leases. For the fiscal years ended December 30, 2018 and December 31, 2017, the Company reclassified gift card breakage of $3.9 million and $4.0 million, respectively, from Other, net to its own line item presented in the adjustments to reconcile net (loss) income to net cash provided by operating activities on the consolidated statements of cash flows.
Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction and are considered to be cash equivalents.
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
Accounts Receivable - Accounts receivable consists primarily of third-party gift card receivables, tenant improvement allowances, and trade receivables due from franchisees for royalties. At the end of 2019, there was approximately $13.3 million of gift cards in transit in accounts receivable related to gift cards that were sold by third-party retailers compared to $13.8 million at the end of 2018. At the end of 2019, there was also approximately $0.6 million related to tenant improvement allowances in accounts receivable compared to $2.4 million at the end of 2018.
Inventories - Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of 2019 and 2018, food and beverage inventories were $8.1 million and $8.7 million, respectively, and supplies inventories were $18.3 million and $18.6 million, respectively.

Property and Equipment - Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method, based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets.
The estimated useful lives for property and equipment are:

Buildings	5 to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	5 to 20 years
Computer equipment	2 to 5 years
The Company capitalizes certain overhead related to the development and construction of its new restaurants as well as certain information technology infrastructure upgrades. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed.
Goodwill and Intangible Assets, net - Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Intangible assets comprise primarily leasehold interests, acquired franchise rights, and the costs of purchased liquor licenses. Leasehold interests primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements. The costs of obtaining non-transferable liquor licenses from local government agencies are capitalized and generally amortized over a period of up to 20 years. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets.
Goodwill, which is not subject to amortization, is evaluated for impairment annually as of the end of the Company’s third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of restaurant closures, that would indicate an impairment may exist. Goodwill is evaluated at the level of the Company’s single operating segment, which also represents the Company’s only reporting unit.
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
The Company performed a qualitative assessment for the 2019 annual impairment evaluation at the end of the third fiscal quarter and determined goodwill was not impaired. No indicators of impairment were identified from the date of our impairment test through the end of 2019. By review of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections and prior actual financial results, other relevant entity-specific events, and changes in share price, we determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
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
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. No impairment charges were recorded in 2019, 2018, or 2017.
Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including restaurant sites, leasehold improvements, information technology systems, and other fixed assets, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Management may also utilize other market information to determine fair value when relevant information is available. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software.
Other Assets, net - Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan and unamortized debt issuance costs on revolving credit facilities. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company’s long-term debt.
Advertising - Under the Company’s franchise agreements, both the Company and the franchisees must contribute up to 3.0% of revenues to two national media advertising funds (the “Advertising Funds”). These Advertising Funds are used to build the Company’s brand equity and awareness primarily through a national marketing strategy, including national television advertising, digital media, social media programs, email, loyalty, and public relations initiatives. Contributions to these Advertising Funds from franchisees are recorded as revenue under Franchise revenue in the consolidated statements of operations and comprehensive (loss) income in accordance with Topic 606 (Revenue from Contracts with Customers).
Total advertising costs were $44.3 million, $44.3 million, and $48 million in 2019, 2018, and 2017, respectively, and were included in Selling, general, and administrative expenses.
Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred.
Self-Insurance Programs - The Company utilizes a self-insurance plan for health, general liability, and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Accrued liabilities and accrued payroll and payroll-related liabilities include the estimated cost to settle reported claims and incurred but unreported claims.
Legal Contingencies - In the normal course of business, we are subject to various legal proceedings and claims, the outcomes of which are uncertain. We record an accrual for legal contingencies when we determine it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss. In making such determinations we evaluate, among other things, the probability of an unfavorable outcome and, when we believe it probable that a liability has been incurred, our ability to make a reasonable estimate of the loss.
Pre-opening Costs - Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant, travel expenses, wages and benefits for the training and opening teams, as well as food, beverage, and other restaurant opening costs incurred prior to a restaurant opening for business. Costs related to preparing restaurants to introduce Donatos® will be expensed as incurred and included in pre-opening costs.
Income Taxes - Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences and net operating losses, if any, and tax credit carryforwards. Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.
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
The Company records interest and penalties associated with audits as a component of income before taxes. Penalties are recorded in Interest income and other, net, and interest paid or received is recorded in Interest expense and other in the consolidated statements of operations and comprehensive (loss) income. The Company recorded immaterial interest expense on the identified tax liabilities in 2019, 2018, and 2017.
Earnings Per Share - Basic earnings per share amounts are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflect the potential dilution that could occur if holders of options exercised their holdings into common stock.
The Company uses the treasury stock method to calculate the impact of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 as follows (in thousands):

	2019	2018	2017
Basic weighted average shares outstanding	12,959	12,976	12,899
Dilutive effect of stock options and awards	—	—	99
Diluted weighted average shares outstanding	12,959	12,976	12,998

Awards excluded due to anti-dilutive effect on diluted earnings per share	378	427	329
Comprehensive (Loss) Income - Comprehensive (loss) income consists of the net income or loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive (loss) income as presented in the Consolidated Statements of Stockholders’ Equity for 2019, 2018, and 2017 consisted of the foreign currency translation adjustment resulting from the Company's Canadian restaurant operations.
Stock-Based Compensation - The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock, stock variable compensation or other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash variable compensation awards to employees, non-employees, directors, and consultants. The Company also maintains an employee stock purchase plan. The Company issues shares relating to stock-based compensation plans and the employee stock purchase plan from treasury shares.
Deferred Compensation (Income) Expense - The Company has assets and liabilities related to a deferred compensation plan. The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Increases in the market value of the investments held in the trust result in the recognition of deferred compensation expense reported in Selling, general, and administrative expenses and recognition of investment gain reported in Interest income and other, net, in the consolidated statements of operations and comprehensive income (loss). Decreases in the market value of the investments held in the trust result in the recognition of a reduction to deferred compensation expense and recognition of investment loss reported in Interest income and other, net, in the consolidated statements of operations and comprehensive income (loss).
Foreign Currency Translation - The Canadian Dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of Other comprehensive (loss) income. Gain or loss from foreign currency transactions is recognized in our consolidated statements of operations and comprehensive (loss) income.

2. Revenue
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
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Restaurant revenue	$1,289,521	$1,316,209	$1,365,060
Franchise revenue	17,497	17,409	17,681
Other revenue	7,996	4,945	4,825
Total revenues	$1,315,014	$1,338,563	$1,387,566

Contract Liabilities
Unearned gift card revenue at December 29, 2019 and December 30, 2018 was $43.5 million and $45.3 million. Deferred loyalty revenue, which was also included in Unearned revenue in the accompanying consolidated balance sheets, was $10.7 million and $10.0 million at December 29, 2019 and December 30, 2018.
Revenue recognized in the consolidated statements of operations and comprehensive (loss) income for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Gift card revenue	$19,941	$17,487	$16,337
3. Recent Accounting Pronouncements
Current Expected Credit Losses
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
We evaluated the guidance by reviewing our trade and other receivable balances and grouping them into asset pools based on similar risk characteristics. We then reviewed our asset pools for collectibility using a broad range of factors including historical collections data as well as qualitative analysis of both historical and prospective factors to develop an expected loss rate. We then applied the expected loss rate to the asset pools to determine the expected impact of our adoption of the standard. Based on our analysis, we do not expect to recognize a material impact upon adoption in the first quarter of 2020.
Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued Update 2019-12, Income Taxes ("Topic 740") as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. We are currently evaluating the full impact this guidance will have on our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.

4. Other Charges
Other charges consist of the following (in thousands):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Asset impairment	$15,094	$28,127	$6,914
Executive transition and severance	3,450	—	—
Board and stockholder matter costs	3,261	—	—
Executive retention	980	—	—
Restaurant closures and refranchising	(1,187)	—	—
Litigation contingencies	—	4,795	—
Reorganization costs	—	3,273	—
Smallwares disposal	—	2,936	—
Other charges	$21,598	$39,131	$6,914
Asset Impairment
During 2019, the Company determined long-lived assets at 29 Company-owned restaurants were impaired and recognized a non-cash impairment charge of $15.1 million. During 2018 and 2017, the Company impaired long-lived assets of 41 and 13 Company-owned restaurants and recognized non-cash impairment charges of $28.1 million and $6.9 million, respectively. 19 of the 41 restaurants impaired in 2018 had immaterial impairments.
The Company recognized the asset impairment charges resulting from the continuing and projected future results of these restaurants, primarily through projected cash flows. The fair value measurement for asset impairment is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement. Each restaurant’s past and present operating performance was reviewed in combination with projected future results, primarily through projected undiscounted cash flows. The Company compared the carrying amount of each restaurant’s assets to its fair value as estimated by management. The fair value of the long-lived assets is generally determined using a discounted cash flow projection model. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant’s carrying amount over its estimated fair value.
Executive Transition and Severance
During 2019, the Company recorded $3.5 million of executive transition and severance costs primarily related to the transition and realignment of our executive team, including the appointment of a new CEO in the third quarter of 2019.
Board and Stockholder Matter Costs
During 2019, the Company recorded $3.3 million of board and stockholder matter costs primarily related to the recruitment and appointment of the three new board members and the adoption of a shareholder rights plan.
Executive Retention
During 2019, the Company recorded $1.0 million of executive retention costs related to payments made to retain executive leadership believed to be critical to the ongoing operation of the Company during the uncertainty created following the retirement of our CEO in early April 2019 and throughout the subsequent transition period. The retention agreement is filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 21, 2019.
Restaurant Closures and Refranchising
During 2019, the Company closed 18 restaurants resulting in a gain of $1.2 million. The gain on restaurant closures was driven by favorable lease terminations at the closed restaurant locations. Non-cash impairment charges relating to restaurant closures are included in Restaurant Closures and Refranchising component of other charges.
During 2018 and 2017, the Company closed four and three restaurants, respectively. The related restaurant closure costs were immaterial.
The Company evaluates restaurants that are sold or closed and allocates goodwill based on the relative fair value of the disposal restaurants to the Company’s reporting unit. Since restaurant operations are typically valued based on cash flow from operations, the Company compares the historical cash flow from the closed restaurants to the cash flow from the reporting unit to determine the relative value. The goodwill allocated to the restaurants closed in 2019, 2018, and 2017 was immaterial.

Litigation Contingencies
In 2018, the Company recorded $4.8 million of litigation contingencies for employment-related claims.
Smallwares Disposal
During 2018, the Company recorded $2.9 million of costs related to the disposal of smallwares.
Reorganization Costs
During 2018, the Company recorded $3.3 million of severance costs related to the reorganization in first quarter 2018.
5. Property and Equipment
Property and equipment consist of the following at December 29, 2019 and December 30, 2018 (in thousands):

	December 29, 2019	December 30, 2018
Land	$41,850	$41,850
Buildings	96,944	110,050
Leasehold improvements	708,954	706,648
Furniture, fixtures, and equipment	411,874	395,438
Construction in progress	13,697	8,731
Property and equipment, at cost	1,273,319	1,262,717
Accumulated depreciation and amortization	(755,306)	(697,575)
Property and equipment, net	$518,013	$565,142
Depreciation and amortization expense on property and equipment was $87.4 million in 2019, $91.0 million in 2018, and $87.6 million in 2017.
6. Goodwill and Intangible Assets
The following table presents goodwill as of December 29, 2019 and December 30, 2018 (in thousands):

	2019	2018
Balance, beginning	$95,838	$96,979
Foreign currency translation adjustment	559	(1,141)
Balance, end	$96,397	$95,838
The Company recorded no goodwill impairment losses in the period presented in the table above or any prior periods.
The following table presents intangible assets as of December 29, 2019 and December 30, 2018 (in thousands):

	December 29, 2019			December 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$53,336	$(35,896)	$17,440	$54,404	$(33,160)	$21,244
Leasehold interests	13,001	(8,794)	4,207	13,001	(8,136)	4,865
Liquor licenses and other	10,737	(9,869)	868	10,810	(9,770)	1,040
	$77,074	$(54,559)	$22,515	$78,215	$(51,066)	$27,149
Indefinite-lived intangible assets:
Liquor licenses and other	$7,460	$—	$7,460	$7,460	$—	$7,460
Intangible assets, net	$84,534	$(54,559)	$29,975	$85,675	$(51,066)	$34,609
No impairment charges were recorded related to indefinite-lived intangibles in 2019, 2018, and 2017. There were immaterial impairments of franchise rights and liquor licenses subject to amortization related to the 29 restaurants impaired in 2019, immaterial impairments of franchise rights, leasehold interests, and liquor licenses subject to amortization related to the

41 restaurants impaired in 2018, and immaterial impairments of franchise rights and liquor licenses subject to amortization related to the 13 restaurants impaired in 2017, which are discussed in Note 4, Other Charges. There were no other impairments of intangible assets subject to amortization in 2019, 2018, or 2017.
The aggregate amortization expense related to intangible assets subject to amortization for 2019, 2018, and 2017 was $4.4 million, $4.3 million, and $4.9 million, respectively.
The estimated aggregate future amortization expense as of December 29, 2019 is as follows (in thousands):

2020	$3,684
2021	3,258
2022	2,830
2023	2,593
2024	2,300
Thereafter	7,850
$22,515
7. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 29, 2019 and December 30, 2018 (in thousands):

	December 29, 2019	December 30, 2018
Payroll and payroll-related taxes	$16,736	$18,192
Workers compensation insurance	5,720	6,825
Accrued vacation	5,451	5,753
Corporate and restaurant incentive compensation	5,397	4,227
Other	1,917	2,925
Accrued payroll and payroll-related liabilities	$35,221	$37,922
Accrued liabilities and other current liabilities consist of the following at December 29, 2019 and December 30, 2018 (in thousands):

	December 29, 2019	December 30, 2018
State and city sales tax payable	$6,776	$5,798
General liability insurance	6,622	6,826
Legal	4,290	4,910
Utilities	2,791	2,915
Real estate, personal property, state income, and other taxes payable	1,135	4,522
Other	7,789	13,086
Accrued liabilities and other current liabilities	$29,403	$38,057
8. Borrowings
Borrowings as of December 29, 2019 and December 30, 2018 are summarized below (in thousands):

	December 29, 2019		December 30, 2018
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility and other long-term debt	$206,875	5.10%	$193,375	4.20%
Total Debt	206,875		193,375
Less: Current portion	—		—
Long-term debt	$206,875		$193,375

Maturities of long-term debt as of December 29, 2019 are as follows (in thousands):

2020	$—
2021	206,000
2022	—
2023	—
2024	—
Thereafter	875
$206,875
Revolving Credit Facility
On June 30, 2016, the Company entered into a credit facility (the “Credit Facility”), which provides for a $400 million revolving line of credit with a sublimit for the issuance of up to $25 million in letters of credit and swingline loans up to $15 million. The Credit Facility also includes an option to increase the amount available under the credit facility up to an additional $100 million in the aggregate, subject to the lenders' participation.
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
On August 19, 2019, the Company entered into a second amendment (the “Amendment”) to the Credit Facility. The Amendment increases the lease adjusted leverage ratio to 5.0 through December 29, 2019. In addition, the Amendment revises the definition of permitted acquisitions under the Credit Facility to correspond with the change to the lease adjusted leverage ratio and clarifies the classification of existing capital and operating leases. The Company's lease adjusted leverage ratio was 4.72 as of December 29, 2019.
The Credit Facility matures on June 30, 2021. Borrowings under the Credit Facility are secured by first priority liens and security interests in substantially all of the Company's assets, including the capital stock of certain Company subsidiaries, and are available for financing activities including restaurant construction costs, working capital, and general corporate purposes, including, among other uses, to refinance certain indebtedness, permitted acquisitions, and redemption of capital stock. As of December 29, 2019, the Company had outstanding borrowings under the Credit Facility of $206.0 million, in addition to amounts issued under letters of credit of $7.5 million. As of December 30, 2018, the Company had outstanding borrowings under the Credit Facility of $192.5 million, in addition to amounts issued under letters of credit of $7.8 million. The amounts issued under letters of credit reduce the amount available under the Credit Facility but were not recorded as debt. No outstanding borrowings were considered short-term as of December 29, 2019 and December 30, 2018.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets, except for the current portion of these costs which is included in Prepaid expenses and other current assets. Unamortized debt issuance costs were $1.0 million and $1.7 million as of December 29, 2019 and December 30, 2018, respectively.
The Company is subject to a number of customary covenants under its Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios. The Company was in compliance with such covenants as of December 29, 2019.
New Credit Facility
On January 10, 2020, the Company replaced its prior Credit Facility with a new Amended and Restated Credit Agreement (the "New Credit Facility") which provides for a $161.5 million revolving line of credit and a $138.5 million term loan for a total borrowing capacity of $300 million. In addition, the New Credit Facility allows for the issuance of $25 million in letters of credit, swingline loans up to $15 million, and the option to increase the borrowing capacity by up to an additional $100 million subject to lenders' participation. The New Credit Facility also provides for a Canadian Dollar borrowing sublimit equivalent to $20 million and limits sale leasebacks transactions to $50 million.
In connection with the termination of the Credit Facility and new borrowings under the New Credit Facility, the Company paid off all outstanding borrowings, accrued interest, and fees under the Credit Facility. Borrowings refinanced under the New Credit Facility totaled $186.6 million, net of loan origination fees.

The New Credit Facility will mature on January 10, 2025. No amortization is required with respect to the revolving line of credit, and the term loans require quarterly principal payments at a rate of 7.0% per annum of the original principal balance. Borrowings under the revolving line of credit and term loans denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%). Borrowings denominated in Canadian Dollars, are subject to rates based on LIBOR plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Canadian Prime Rate and (b) the Canadian Dealer Offered Rate (“CDOR Rate”) for an interest period of one month plus 1%).
The publication of LIBOR is expected to discontinue in December 2021, however, we anticipate an amended credit agreement will be executed at the new applicable interest rate.
Borrowings under the New Credit Facility are secured by substantially all of the assets of the Company and are available to: (i) refinance certain existing indebtedness of the Company and its subsidiaries, (ii) finance restaurant construction costs, (iii) pay costs, fees, and expenses in connection with such new restaurant construction, (iv) pay any fees and expenses in connection with the New Credit Facility, and (v) provide for the working capital and general corporate requirements of the Company, including permitted acquisitions and the redemption of capital stock.
The Company will continue to be subject to a number of customary covenants under the New Credit Facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios including the lease adjusted leverage ratio. From the closing date of the New Credit Facility to the end of the Company's fiscal year 2020, the maximum allowed lease adjusted leverage ratio is 5.0. The maximum allowable lease adjusted leverage ratio then decreases to 4.75 during fiscal year 2021 and decreases again to 4.50 during fiscal year 2022 and thereafter.
9. Fair Value Measurements
Fair value measurements are made under a three-tier fair value hierarchy, which prioritizes the inputs used in the measuring of fair value:

Level 1:	Observable inputs that reflect unadjusted quote prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short-term nature or maturity of the instruments.
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. See Note 15, Employee Benefit Programs. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value, and are included in Other assets, net in the accompanying consolidated balance sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The value of the deferred compensation plan liability is dependent upon the fair value of the assets held in the rabbi trust and therefore is not measured at fair value.

The following tables present the Company’s assets measured at fair value on a recurring basis as of December 29, 2019 and December 30, 2018 (in thousands):

	December 29, 2019	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$7,337	$7,337	$—	$—
Total assets measured at fair value	$7,337	$7,337	$—	$—

	December 30, 2018	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$8,198	$8,198	$—	$—
Total assets measured at fair value	$8,198	$8,198	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
During 2019 and 2018, the Company measured non-financial assets for impairment semi-annually using continuing and projected future cash flows, as discussed in Note 4, Other Charges, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
Based on our 2019 and 2018 semi-annual impairment analyses, we impaired long-lived assets at 29 and 41 company-owned restaurants with carrying values of $17.3 million and $34.1 million, respectively. 19 of the 41 restaurants impaired in 2018 has immaterial impairments. We determined the fair value of these long-lived assets in 2019 and 2018 to be $2.2 million and $6.0 million, respectively, based on level 3 fair value measurements.
Disclosures of Fair Value of Other Assets and Liabilities
The Company’s liability under its Credit Facility is carried at historical cost in the accompanying consolidated balance sheets. The carrying value of the Credit Facility approximates fair value as the interest rate on this instrument approximates current market rates. The interest rate on the Credit Facility represents a level 2 fair value input.
10. Leases
Adoption of FASB Accounting Standards Update ("ASU") 2016-02
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) ("Topic 842") along with related clarifications and improvements using the modified retrospective approach without application to prior periods. This guidance requires the recognition of liabilities for lease obligations and corresponding right-of-use assets on the balance sheet and disclosure of key information about leasing arrangements. We applied the practical expedients that do not require us to reassess existing contracts for embedded leases, to separate lease and non-lease components for our population of real estate assets, or to reassess lease classification or initial direct costs.

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
Leases are included in right-of-use assets, net, short-term portion of lease obligations, and long-term portion of lease liabilities on our consolidated balance sheet as of December 29, 2019 as follows (in thousands):

	Finance	Operating	Total
Right of use assets, net	$7,552	$418,696	$426,248

Short-term portion of lease obligations	725	41,974	42,699
Long-term portion of lease obligations	8,822	456,613	465,435
Total	$9,547	$498,587	$508,134

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
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in occupancy on our consolidated statement of operations as follows (in thousands):

Year Ended
December 29, 2019
Operating lease cost	$75,496
Finance lease cost:
Amortization of right of use assets	793
Interest on lease liabilities	544
Total finance lease cost	1,337
Variable lease cost	29,300
Total lease costs	$106,133
Maturities of our lease liabilities as of December 29, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
2020	$1,065	$70,303	$71,368
2021	1,133	75,990	77,123
2022	979	73,702	74,681
2023	916	71,670	72,586
2024	932	68,468	69,400
Thereafter	7,506	379,644	387,150
Total future lease liability	12,531	739,777	752,308
Less imputed interest	2,984	241,190	244,174
Present value of lease liability	$9,547	$498,587	$508,134
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

Supplemental cash flow information in thousands (except other information) related to leases is as follows:

Year Ended
December 29, 2019
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$78,260
Finance leases	512
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	817
Cash paid for amounts included in the measurement of lease liabilities	$79,589

Right of use assets obtained in exchange for operating lease obligations following the adoption of Topic 842 (Leases)	$12,580
Right of use assets obtained in exchange for finance lease obligations following the adoption of Topic 842 (Leases)	$1,606

Other information related to operating leases as follows:
Weighted average remaining lease term	10.7 years
Weighted average discount rate	7.4%

Other information related to financing leases as follows:
Weighted average remaining lease term	12.4 years
Weighted average discount rate	4.9%
11. Income Taxes
Income (loss) before income taxes includes the following components for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 (in thousands):

	2019	2018	2017
U.S.	$(14,549)	$(16,045)	$32,208
Foreign	(7,688)	(5,365)	(3,188)
	$(22,237)	$(21,410)	$29,020
The benefit for income taxes for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 consist of the following (in thousands):

	2019	2018	2017
Current:
Federal	$(3,054)	$2,043	$2,304
State	(1,687)	1,579	3,175
Foreign	—	—	—
Total current income tax (benefit) expense	$(4,741)	$3,622	$5,479
Deferred:
Federal	$(10,994)	$(16,688)	$(6,045)
State	1,354	(2,068)	(680)
Foreign	47	143	247
Total deferred income tax benefit	(9,593)	(18,613)	(6,478)
Income tax benefit	$(14,334)	$(14,991)	$(999)
The Company had net operating loss carryforwards for tax purposes of $4.7 million as of December 29, 2019. We expect to utilize all net operating loss carryforwards for federal tax purposes, but state tax carryforwards may begin to expire between 2024 and 2039.

The reconciliation between the income tax provision and the amount of income tax computed by applying the U.S. federal statutory rate to income (loss) before the provision for income taxes as shown in the accompanying consolidated statements of operations and comprehensive (loss) income, for fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 is as follows:

	2019	2018	2017
Tax provision at U.S. federal statutory rate	21.0%	21.0%	35.0%
State income taxes	2.2	2.9	5.0
FICA tip tax credits	46.0	49.9	(32.4)
Foreign taxes versus U.S statutory rate	0.8	0.9	0.7
Valuation allowance on deferred income tax assets	(9.1)	(7.5)	4.5
Deferred tax remeasurement due to the Tax Act	—	—	(9.7)
Other tax credits	6.1	7.1	(6.5)
Meals and entertainment	(0.7)	(0.8)	0.9
Excess stock options	(2.9)	(0.6)	(1.0)
Employee travel	(0.1)	(2.1)	—
Other	1.2	(0.8)	—
Effective tax rate	64.5%	70.0%	(3.5)%
The Company had a tax benefit in all three years presented above, but due to the mathematical computation of tax benefit to book loss the effective tax rate in 2019 and 2018 are represented as a positive percentage. During 2017, the Company had a tax benefit with book income, which presents the effective tax rate as a negative percentage. The decrease in the Company’s effective tax benefit in 2019 is primarily attributable to a decrease in tax credits, and an increase in the valuation allowance for Canada. The increase in the Company’s effective tax benefit in 2018 is primarily attributable to the decrease in earnings before income tax, as well as the decrease in the federal statutory rate from 35% to 21% beginning in 2018.
The Company’s federal and state deferred taxes at December 29, 2019 and December 30, 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets and (liabilities), net:
Leasing transactions	$18,913	$14,603
Stock-based compensation	4,920	5,434
General business and other tax credits	40,409	25,872
Accrued compensation and related costs	5,970	5,938
Advanced payments	3,597	3,783
Other non-current deferred tax assets	7,584	5,412
Other non-current deferred tax liabilities	(1,680)	(2,605)
Goodwill and other amortization, net	(12,138)	(11,003)
Property and equipment	(757)	3,698
Prepaid expenses	(3,387)	(3,600)
Supplies inventory	(4,611)	(4,514)
Subtotal	58,820	43,018
Valuation allowance	(7,293)	(5,177)
Net deferred tax asset	51,527	37,841
Non-current deferred tax asset	52,438	38,688
Non-current deferred tax liability	(911)	(847)
Total	$51,527	$37,841
As of December 29, 2019, the Company had a deferred tax asset of $39 million related to federal tax credits, which expire at various dates between 2037 and 2039. We currently expect to realize the benefit of this deferred tax asset over the next 5 years based on current projections of future taxable income. Based on the Company’s evaluation of its other deferred tax assets, a valuation allowance of approximately $7.3 million has been recorded against the deferred tax asset for state income tax credits and the deferred taxes of our foreign subsidiary, including the net operating loss carry forward, in order to measure only the portion of the deferred tax assets that more likely than not will be realized.
The following table summarizes the Company’s unrecognized tax benefits at December 29, 2019 and December 30, 2018 (in thousands):

	2019	2018
Beginning of year	$304	$287
Increase due to current year tax positions	52	82
Due to decrease to a position taken in a prior year	(170)	(7)
Settlements	(16)	(21)
Reductions related to lapses	(66)	(37)
End of year	$104	$304
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements.
12. Commitments and Contingencies
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment-related claims and claims alleging illness, injury, or other food quality, health, or operational issues. Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. We review the adequacy of accruals and disclosures pertaining to litigation matters each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements. While it is not possible to predict the outcome of these claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the consolidated financial statements.
Amounts recorded in the periods presented for litigation contingencies related to employment claims are disclosed in Note 4, Other Charges.
13. Stockholders’ Equity
On August 9, 2018, the Company’s board of directors authorized an increase to the Company’s share repurchase program of approximately $21 million to a total of $75 million of the Company’s common stock. The increased share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In 2019, the Company purchased 111,800 shares with an average purchase price of $30.86 per share for a total of $3.4 million.
14. Stock Incentive Plans
In May 2017, the Company’s stockholders approved the 2017 Performance Incentive Plan (the “2017 Stock Plan”). Following the date of approval, all grants are made under the 2017 Stock Plan and no new awards may be granted under the Second Amended and Restated 2007 Performance Plan (the “2007 Stock Plan”). The 2017 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), and other forms of awards granted or denominated in the Company common stock or unit of the Company's common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2017 Stock Plan include officers, employees, directors, consultants, and other service providers or any affiliate of the Company. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2017 Stock Plan was 630,182 shares. The 2017 stock plan was amended in May 2019 to add an additional 660,000 shares, bringing the total to 1,290,182 as of December 29, 2019.
Vesting of the awards under the 2017 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2017 Stock Plan and 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers, upon the occurrence of a change in control, no award will vest unless such officers’ employment with the Company is terminated by the Company without cause during the two-year period following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Vesting of awards under these plans were generally time based over a period of one to four years. As of December 29, 2019, 242,579 options to acquire the Company’s common stock remained outstanding under the 2007 Stock Plan and under the 2017 stock plan.
Stock-based compensation costs recognized in 2019, 2018, and 2017 were $3.3 million, $4.0 million, and $4.8 million, respectively, with related income tax benefits of $0.3 million, $0.5 million, and $1.5 million, respectively. As of December 29, 2019, there was $5.9 million of unrecognized compensation cost, excluding estimated forfeitures. Unrecognized compensation costs are expected to be recognized over the weighted average remaining vesting period of approximately 0.88 years for stock options, 1.77 years for the restricted stock units, and 1.81 years for the performance stock units.
Stock Options
The tables below summarize the status of the Company’s stock option plans (in thousands, except per share data and exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 30, 2018	483	$56.62
Granted	—	—
Forfeited/expired	(193)	55.39
Exercised	(2)	21.10
Outstanding, December 29, 2019	288	$58.33

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 29, 2019	288	$58.33	4.73	$70,458
Vested and expected to vest as of December 29, 2019 (1)	281	58.34	4.72	70,458
Exercisable as of December 29, 2019	219	58.47	4.60	70,458
___________________________________

(1)
The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.

The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model. No options were granted during 2019. The average assumptions used in the model for the fiscal years ended December 30, 2018 and December 31, 2017 were as follows:

	2019	2018	2017
Risk-free interest rate	—%	2.5%	1.8%
Expected years until exercise	0 years	3.2 years	5.0 years
Expected stock volatility	—%	43.4%	37.9%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$—	$16.56	$17.11
Total intrinsic value of options exercised (in thousands)	$20	$390	$1,676
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

Time-Based RSUs
During 2019, 2018, and 2017, the Company issued time-based restricted stock units (“RSUs”) to certain employees as permitted under the 2017 and 2007 Stock Plans. The Company can grant RSUs to its directors, executive officers and other key employees. The RSUs granted to employees typically vest in equal installments over four years. For the Company’s board of directors, RSUs vest in full on the earlier of the one-year anniversary of the grant date or the next annual stockholder meeting. Upon vesting, one share of the Company’s common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.
The table below summarizes the status of the Company’s time-based RSUs under the 2017 and 2007 Stock Plans (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 30, 2018	119	$53.13
Awarded	211	30.16
Forfeited	(71)	37.50
Vested	(41)	55.43
Outstanding, December 29, 2019	218	$35.62
Performance Stock Units
During 2019, 2018, and 2017, the Company granted performance stock unit awards (“PSUs”) to certain employees as permitted under the 2017 Stock Plan. Each PSU represents the right to receive one share of the Company’s common stock on the payment date, subject to the achievement of the applicable performance goals at target and applicable vesting conditions. Each PSU is divided into three equal tranches with applicable performance periods, typically consisting of a fiscal year. PSUs remain unvested until the last day of the third performance period and are forfeited in the event of termination of employment of a grantee prior to the last day of the third performance period.
The table below summarizes the status of the Company’s performance stock units under the 2017 Stock Plan (shares in thousands:

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 30, 2018	63	$55.35
Awarded	141	29.40
Forfeited	(96)	37.43
Vested	—	—
Outstanding, December 29, 2019	108	$37.25
Long-Term Cash Incentive Plan
Beginning in 2017, the long-term cash incentive plan is based on operational metrics with three one-year performance periods. Prior to 2017, the long-term cash incentive plan was based on operational metrics with one three-year performance period. Compensation expense is recognized over the performance period based on the plan-to-date performance achievement. The awards cliff vest at the end of each three-year performance cycle. In 2019, 2018 and 2017, the Company recorded $0.2 million, $0.7 million and $0.4 million, respectively, in compensation expense related to the 2017 long-term cash incentive plan.
No long-term cash incentive plan payouts occurred during 2019 or 2018. At December 29, 2019 and December 30, 2018, a $1.1 million and $0.7 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities in the consolidated balance sheets.
15. Employee Benefit Programs
Employee Deferred Compensation Plan
The Company offers a deferred compensation plan that permits key employees and other members of management defined as highly compensated employees under the IRS code to defer portions of their compensation in a pre-tax savings vehicle that allows for retirement savings above 401(k) limits. Under this plan, eligible Team Members may elect to defer up to

75% of their base salary and up to 100% of variable compensation and commissions each plan year. Beginning in 2019, the Company did not make matching contributions under the deferred compensation plan because the Company amended its 401(k) plan to allow a broader group, including highly compensated employees, to participate and receive matching contributions under the 401(k) plan. Prior to 2019, the board of directors authorized matching contributions equal to 50% of the first 4% of compensation that was deferred by the participant. The Company recognized immaterial matching contribution expenses in 2018 and 2017 related to the deferred compensation plan.
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
The Company recognized $1.1 million of deferred compensation expense in 2019, an immaterial amount of deferred compensation expense in 2018, and $1.0 million in 2017. As of December 29, 2019 and December 30, 2018, $7.3 million and $8.2 million, respectively, of deferred compensation asset is included in Other assets, net and $7.3 million and $8.2 million, respectively, of deferred compensation plan liability is included in Other non-current liabilities in the accompanying consolidated balance sheets.
Employee Stock Purchase Plan
In July 2017, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the “New Plan”). The New Plan authorized 100,000 shares of the Company’s common stock for issuance. Under the New Plan, eligible Team Members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company’s common stock on the first day of each offering period or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period, whichever amount is less. In general, all of the Company’s officers and Team Members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan which operates in successive six month periods commencing on each January 1 and July 1 of each fiscal year. During 2019, the Company issued a total of 29,582 shares under the New Plan with 52,451 shares available for future issuance. During 2018, the Company issued a total of 10,360 shares under the New Plan.
For 2019, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The average assumptions used in the model included 1.51% risk-free interest rate, 0.5 year expected life, expected volatility of 41.82%, and 0% dividend yield. The weighted average fair value per share at grant date was $7.56. For 2018, the average assumptions used in the model included 2.05% risk-free interest rate, 0.5 year expected life, expected volatility of 39.92%, and 0% dividend yield. The weighted average fair value per share at grant date was $5.19. The Company recognized $0.2 million of compensation expense related to this plan in fiscal year 2019, $0.1 million in fiscal year 2018, and $0.2 million in fiscal year 2017.
Employee Defined Contribution Plan
The Company maintains a 401(k) Savings Plan (“401K Plan”) which covers eligible Team Members who have satisfied the service requirements and reached 21 years of age. The 401K Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows Team Members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2019, the board of directors authorized an increase to employer matching contributions equal to 100% of the first 3% of compensation and 50% on the next 2% of compensation. The Company matches contributions when the employee contribution is made, and the employer matching contributions are not subject to a vesting schedule. Prior to 2019, the Company matched employee contributions equal to 50% of the first 4% of compensation that was deferred by the participant consistent with the Company's vesting schedule. The Company recognized matching contribution expense of $3.0 million in 2019, $0.9 million in 2018, and $0.7 million in 2017.

16. Quarterly Results of Operations (unaudited)
The following tables summarize the unaudited consolidated quarterly financial information for fiscal years 2019 and 2018 (in thousands, except per share data):

2019	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2019 (52 weeks)
Total revenues	$409,866	$307,981	$294,222	$302,945	$1,315,014
Income (loss) from operations	$3,401	$(12,852)	$(5,223)	$1,547	$(13,127)
Net income (loss)	$639	$981	$(1,821)	$(7,702)	$(7,903)
Basic earnings (loss) per share	$0.05	$0.08	$(0.14)	$(0.60)	$(0.61)
Diluted earnings (loss) per share	$0.05	$0.08	$(0.14)	$(0.60)	$(0.61)

2018	Q1 (16 weeks)	Q2 (12 weeks)	Q3 (12 weeks)	Q4 (12 weeks)	2018 (52 weeks)
Total revenues	$421,519	$315,388	$294,877	$306,779	$1,338,563
Income (loss) from operations	$7,019	$(4,214)	$1,805	$(15,095)	$(10,485)
Net income (loss)	$4,380	$(1,874)	$1,709	$(10,634)	$(6,419)
Basic earnings (loss) per share	$0.34	$(0.14)	$0.13	$(0.82)	$(0.49)
Diluted earnings (loss) per share	$0.34	$(0.14)	$0.13	$(0.82)	$(0.49)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 29, 2019, the Company’s internal control over financial reporting is effective.
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
Opinion on Internal Control Over Financial Reporting
We have audited Red Robin Gourmet Burgers, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2020

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
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual stockholders’ meeting and is incorporated by reference in this report. Certain information concerning our executive officers is included in Item 1 of Part I of this report and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual stockholders’ meeting and is hereby incorporated by reference in this report.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 annual stockholders’ meeting and is hereby incorporated by reference in this report.
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

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002 (Registration No. 333-87044).

Exhibit Number	Description
4.2	Description of Capital Stock

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

Exhibit Number	Description
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

(10.39*)
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Lynn. S. Schweinfurth, dated December 31, 2018. Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on February 27, 2019.

10.40*	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement

10.41*	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement

10.42*	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Restricted Stock Unit Grant Agreement

10.43*	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Nonqualified Stock Option Agreement

(21.1)	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 25, 2010 (File No. 000-49916).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 29, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 29, 2019 and December 30, 2018; (ii) Consolidated Statements of Operations for the years ended December 29, 2019, December 30, 2018, and December 31, 2017; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2019, December 30, 2018, and December 31, 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2019, December 30, 2018, and December 31, 2017; and (v) the Notes to Consolidated Financial Statements.

( )	Exhibits previously filed in the Company’s periodic filings as specifically noted.

*	Executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 25, 2020	By:	/s/ PAUL MURPHY
(Date)		Paul Murphy (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL MURPHY	President and Chief Executive Officer (Principal Executive Officer and Director)	February 25, 2020
Paul Murphy

/s/ LYNN S. SCHWEINFURTH	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2020
Lynn S. Schweinfurth

/s/ DAVID A. PACE	Chairperson of the Board	February 25, 2020
David A. Pace

/s/ TOM CONFORTI	Director	February 25, 2020
Tom Conforti

/s/ CAMMIE W. DUNAWAY	Director	February 25, 2020
Cammie W. Dunaway

/s/ G.J. HART	Director	February 25, 2020
G.J. Hart

/s/ KALEN F. HOLMES	Director	February 25, 2020
Kalen F. Holmes

/s/ GLENN B. KAUFMAN	Director	February 25, 2020
Glenn B. Kaufman

/s/ STEVEN K. LUMPKIN	Director	February 25, 2020
Steven K. Lumpkin

/s/ STUART I. ORAN	Director	February 25, 2020
Stuart I. Oran

/s/ ALLISON PAGE	Director	February 25, 2020
Allison Page