Form 10-Q
period 2020-04-19
RED ROBIN GOURMET BURGERS INC
filed 2020-06-10
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 001-34851

RED ROBIN GOURMET BURGERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1573084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6312 S. Fiddlers Green Circle, Suite 200N Greenwood Village, Colorado   80111
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
As of June 8, 2020, there were 12,913,659 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	April 19, 2020	December 29, 2019
Assets:
Current assets:
Cash and cash equivalents	$88,920	$30,045
Accounts receivable, net	10,263	22,372
Inventories	24,863	26,424
Prepaid expenses and other current assets	30,790	26,646
Total current assets	154,836	105,487
Property and equipment, net	486,273	518,013
Right of use assets, net	413,287	426,248
Goodwill	—	96,397
Intangible assets, net	27,369	29,975
Other assets, net	40,286	61,460
Total assets	$1,122,051	$1,237,580
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$26,304	$33,040
Accrued payroll and payroll-related liabilities	24,694	35,221
Unearned revenue	43,349	54,223
Short-term portion of lease obligations	49,654	42,699
Short-term debt	9,692	—
Accrued liabilities and other	39,110	29,403
Total current liabilities	192,803	194,586
Long-term debt	281,221	206,875
Long-term portion of lease obligations	453,775	465,435
Other non-current liabilities	9,883	10,164
Total liabilities	937,682	877,060
Stockholders’ equity:
Common stock; $0.001 par value: 45,000 shares authorized; 17,851 and 17,851 shares issued; 12,890 and 12,923 shares outstanding as of April 19, 2020 and December 29, 2019	18	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of April 19, 2020 and December 29, 2019	—	—
Treasury stock 4,961 and 4,928 shares, at cost, as of April 19, 2020 and December 29, 2019	(202,343)	(202,313)
Paid-in capital	213,246	213,922
Accumulated other comprehensive loss, net of tax	(5,520)	(4,373)
Retained earnings	178,968	353,266
Total stockholders’ equity	184,369	360,520
Total liabilities and stockholders’ equity	$1,122,051	$1,237,580
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Revenues:
Restaurant revenue	$301,434	$400,484
Franchise and other revenues	4,631	9,382
Total revenues	306,065	409,866
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	70,426	93,715
Labor	118,566	142,894
Other operating	52,291	55,565
Occupancy	33,657	35,020
Depreciation and amortization	28,320	28,438
Selling, general, and administrative expenses	41,502	48,116
Pre-opening costs	153	319
Other charges	119,379	2,398
Total costs and expenses	464,294	406,465

(Loss) income from operations	(158,229)	3,401
Other expense:
Interest expense, net and other	3,370	3,238
(Loss) income before income taxes	(161,599)	163
Income tax provision (benefit)	12,699	(476)
Net (loss) income	$(174,298)	$639
(Loss) earnings per share:
Basic	$(13.51)	$0.05
Diluted	$(13.51)	$0.05
Weighted average shares outstanding:
Basic	12,903	12,967
Diluted	12,903	13,041

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,147)	$(329)
Other comprehensive loss, net of tax	(1,147)	(329)
Total comprehensive (loss) income	$(175,445)	$310

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2019	17,851	$18	4,928	$(202,313)	$213,922	$(4,373)	$353,266	$360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(39)	1,605	(1,388)	—	—	217
Acquisition of treasury stock	—	—	72	(1,635)	—	—	—	(1,635)
Non-cash stock compensation	—	—	—	—	712	—	—	712
Net loss	—	—	—	—	—	—	(174,298)	(174,298)
Other comprehensive loss	—	—	—	—	—	(1,147)	—	(1,147)
Balance, April 19, 2020	17,851	$18	4,961	$(202,343)	$213,246	$(5,520)	$178,968	$184,369

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2018	17,851	$18	4,880	$(201,505)	$212,752	$(4,801)	$376,341	$382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(32)	1,344	(1,204)	—	—	140
Acquisition of treasury stock	—	—	31	(974)	—	—	—	(974)
Non-cash stock compensation	—	—	—	—	477	—	—	477
Net income	—	—	—	—	—	—	639	639
Other comprehensive loss	—	—	—	—	—	(329)	—	(329)
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Balance, April 21, 2019	17,851	$18	4,879	$(201,135)	$212,025	$(5,130)	$361,808	$367,586

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Cash flows from operating activities:
Net (loss) income	$(174,298)	$639
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,320	28,438
Goodwill and restaurant asset impairment	110,912	—
Non-cash other charges	808	1,859
Deferred income tax provision (benefit)	21,152	(760)
Stock-based compensation expense	706	475
Other, net	(630)	(3,509)
Changes in operating assets and liabilities:
Accounts receivable	11,711	12,444
Inventories	1,484	(728)
Prepaid expenses and other current assets	(4,144)	(1,224)
Lease assets, net of liabilities	6,795	3,721
Trade accounts payable and accrued liabilities	(8,022)	(5,576)
Unearned revenue	(9,460)	(10,453)
Other operating assets and liabilities, net	1,346	(35)
Net cash (used in) provided by operating activities	(13,320)	25,291
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(8,746)	(10,195)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	43	118
Net cash used in investing activities	(8,703)	(10,077)
Cash flows from financing activities:
Borrowings of long-term debt	116,000	111,000
Payments of long-term debt and finance leases	(32,006)	(121,239)
Purchase of treasury stock	(1,635)	(974)
Debt issuance costs	(1,040)	—
Proceeds from exercise of stock options and employee stock purchase plan	419	368
Net cash provided by (used in) financing activities	81,738	(10,845)
Effect of exchange rate changes on cash	(840)	21
Net change in cash and cash equivalents	58,875	4,390
Cash and cash equivalents, beginning of period	30,045	18,569
Cash and cash equivalents, end of period	$88,920	$22,959

Supplemental disclosure of cash flow information
Income taxes (refund received) paid	$(11)	$2,492
Interest paid, net of amounts capitalized	2,708	3,481
Change in construction related payables	$(1,745)	$635

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin” or the “Company”), primarily operates, franchises, and develops full-service restaurants in North America. As of April 19, 2020, the Company owned and operated 452 restaurants located in 38 states. The Company also had 102 franchised full-service restaurants in 16 states and one Canadian province as of April 19, 2020. The Company operates its business as one operating and one reportable segment.
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
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 29, 2019 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on February 25, 2020.
Our current and prior year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2020	April 19, 2020	16
First Quarter 2019	April 21, 2019	16
Current and Prior Fiscal Years:
Fiscal Year 2020	December 27, 2020	52
Fiscal Year 2019	December 29, 2019	52
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the sixteen weeks ended April 21, 2019, the Company reclassified the following within net cash (used in) provided by operating activities on the condensed consolidated statements of cash flows: $3.7 million from Other, net to Lease assets, net of liabilities presented in the changes to operating assets and liabilities, $0.8 million from Other, net to Deferred income tax provision (benefit) presented in the adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities, and $0.7 million from Prepaid expense and other current assets to Inventories presented in the changes to operating assets and liabilities.

Going Concern
Under ASC 205-40, Presentation of Financials Statements – Going Concern, the Company is required to assess whether substantial doubt is raised in that conditions or events indicate that it is probable the Company will be unable to meet its obligations when they come due within one year from the financial statement issuance date. The assessment also includes the Company's consideration of any management plans to alleviate such substantial doubt. The conditions related to the COVID-19 pandemic have had a material adverse impact on the Company's revenues, profitability, and cash flows.
Pursuant to the terms of the First Amendment to the Credit Agreement and Waiver (the "Amendment") to the Company's Amended and Restated Credit Agreement (the "Credit Facility"), further described in Note 2, COVID-19 Pandemic, the lenders thereto agreed, among other things, to waive the existing events of default under the Credit Facility related to the Company's failure to comply with the financial covenants as of the end of the fiscal quarter ended April 19, 2020. In addition, the lenders agreed to (a) suspend the application of the lease adjusted leverage ratio financial covenant (the "Leverage Ratio Covenant") and the fixed charge coverage ratio financial covenant (the "FCCR Covenant"), in each case, for the fiscal quarters ending on July 12, 2020, October 4, 2020 and December 27, 2020 and (b) increase the maximum leverage permitted for purposes of the Leverage Ratio Covenant for each of the first three fiscal quarters ending in 2021; provided that the Company issues new equity (or convertible debt) generating net cash proceeds of at least $25 million.
The Company is actively evaluating options for raising equity capital in order to satisfy the requirements of the Amendment. If the Company is unable to raise sufficient equity capital within the timeframe prescribed by the Amendment, and is unable to obtain a further waiver or amendment to the Credit Facility, then the Company could experience an event of default under the Credit Facility, which could have a material adverse effect on the Company's liquidity, financial condition, and results of operations. We cannot make any assurance regarding the likelihood, certainty, or exact timing of the Company's ability to raise capital or execute further amendments to the Credit Facility. As a result, under applicable accounting standards, the Company concluded, because the equity raise is outside of management's control, substantial doubt exists surrounding the Company's ability to meet its obligations within one year of the financial statement issuance date and to continue as a going concern.
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
Recent Accounting Pronouncements
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
Recently Adopted Accounting Standards
Current and Expected Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Update 2016-13, Financial Instruments - Credit Losses (“Topic 326”), subsequently amended by various standard updates. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when determining credit loss estimates and requires financial assets to be measured net of expected credit losses at the time of initial recognition. The Company performed an analysis to determine the impact on our condensed consolidated financial statements and recognized an immaterial adjustment to Accounts Receivable, Net on our condensed consolidated balance sheets upon adoption during the first quarter of 2020. We performed an update to our analysis in the context of the COVID-19 pandemic and recognized an additional immaterial adjustment related to our franchise receivables.

2. COVID-19 Pandemic
Overview
Due to the novel coronavirus ("COVID-19") pandemic, we have navigated and continue to navigate an unprecedented time for our business and industry as we collectively work to combat the global crisis. With the health, safety, and well-being of Red Robin's Team Members, Guests, and communities as our top priority, we immediately shifted our restaurants to an off-premise model and are strictly adhering to US Centers for Disease Control ("CDC"), state, and local guidelines as we have begun to reopen our dining rooms to our Guests and Team Members. The COVID-19 pandemic has had a material effect on our business, and we expect the impact from COVID-19 will continue to negatively affect our business through the remainder of fiscal year 2020.
Franchise Revenue
In response to COVID-19's effect on our franchisee's operations, we temporarily abated franchise royalty payments and advertising contributions effective March 20, 2020. During periods of abated payments, franchise revenue is not recognized under GAAP or collected from our franchise partners. Franchised restaurants operate under contractual arrangements with the Company, and the payments specified in the franchise contracts will be accounted for under ASC Topic 606, Revenue from Contracts with Customers.
Rent
In response to the impact of COVID-19 on our operations, beginning April 1, 2020 the Company has not made full lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with ASC Topic 842.
We have engaged in ongoing constructive discussions with landlords regarding the potential restructuring of lease payments and rent concessions. We will elect to recognize any contractual rent concessions reached in the future as a variable credit to rent expense as opposed to a lease modification consistent with the relief issued by the Financial Accounting Standards Board titled ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. Contractual rent concessions expected to be agreed to cannot be reasonably determined at this time based on the status of discussions with our landlords.
Goodwill
The Company determined the sustained decrease in our stock price coupled with the closure of our dining rooms and significant decline to the equity value of our peers and overall U.S. stock market represented a goodwill impairment triggering event. We performed a quantitative analysis as of our first quarter ended April 19, 2020 to determine if impairment to our goodwill existed for our one reporting unit. We used a blended approach in calculating fair value of our one reporting unit including the income approach, market approach, and market capitalization approach. This analysis resulted in full impairment of our goodwill balance totaling $95.4 million recognized during the sixteen weeks ended April 19, 2020 included in Other charges on the condensed consolidated statement of operations and comprehensive (loss) income. The goodwill impairment was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.

Restaurant Assets
The Company determined the triggering event described above also represented a restaurant asset impairment triggering event. The Company recognized $15.5 million of impairment related to restaurant assets during the sixteen weeks ended April 19, 2020 included in Other charges on the condensed consolidated statement of operations and comprehensive (loss) income resulting from the continuing and projected future results of 24 Company-owned restaurants. Recoverability of restaurant assets, including restaurant sites, leasehold improvements, information technology systems, right-of-use assets, amortizable intangible assets, and other fixed assets, to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. Each restaurant's past and present operating performance was reviewed in combination with projected future results primarily through projected undiscounted cash flows that included management's expectation of future financial impacts from COVID-19. If the restaurant assets were determined to be impaired through comparison of the assets carrying value to its undiscounted cash flows, the Company compared the carrying amount of each restaurant's assets to its fair value as estimated by management to calculate the impairment amount. The fair value of restaurant assets is generally determined using a discounted cash flow projection model, which is based on significant inputs not observed in the market and represents a level 3 fair value measurement. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant's assets. The restaurant asset impairment charges represent the excess of the carrying amount over the estimated fair value of the restaurant assets calculated using a discounted cash flow projection model. Additional restaurant asset impairment may be required to be recognized if the COVID-19 pandemic continues to negatively impact our business.
Valuation Allowance on Deferred Tax Assets
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the future reversals of existing deferred tax liabilities and projected taxable income, including whether future originating deductible temporary differences are likely to be realized.
The March 19, 2020 passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") created an opportunity for the Company to carry back 2019 and 2020 projected net operating losses ("NOL's") to generate up to $12 million of projected cash tax refunds within the next 12 months. As a result of these projected NOL carrybacks, approximately $38 million of the previously utilized FICA tip tax credits will be reinstated. As of April 19, 2020 the existing $52 million FICA tip credit carryforwards will be utilized based on projected future taxable income, however they are anticipated to be replaced by originating FICA tip credits that are not projected to be utilized in the carry forward period. Therefore, a $52 million valuation allowance has been established for the FICA tip credit carryforwards. To the extent future actual taxable income exceeds the current projections, the FICA tip credit carryforwards may become realizable.
Borrowings
During the first quarter ended April 19, 2020, the Company made draws of $94 million on its revolving line of credit to provide operating liquidity while our restaurant dining rooms remain closed due to the COVID-19 pandemic. As of April 19, 2020, our credit facility was fully drawn.
Subsequent Event - Credit Agreement Amendment
On May 29, 2020, the Company entered into the Amendment which amends the Company's Credit Facility as follows:
•increased the pricing under the Credit Facility for (a) the period of the Amendment Effective Date through the first interest determination date occurring after the fiscal quarter ending on or about April 18, 2021 to LIBOR (subject to a 1.00% LIBOR floor) plus 3.25% and (b) periods thereafter to the amounts set forth in a grid included in the Amendment (to which a 1.00% LIBOR floor shall apply);
•waived the existing events of default under the Credit Facility related to the Company's failure to comply with the financial covenants as of April 19, 2020
•suspended the application of (a) the Lease Ratio Covenant and (b) the FCCR Covenant, in each case, for the fiscal quarter ending on July 12, 2020;
•if the Company issues new equity (or convertible debt) generating net cash proceeds of at least $25 million (the "Minimum Capital Event"), (a) suspend the application of the Leverage Ratio Covenant and FCCR Covenant, in each case, for the fiscal quarters ending on October 4, 2020 and December 27, 2020 and (b) increase the maximum leverage permitted for purposes of the Leverage Ratio Covenant for each of the first three fiscal quarters ending in 2021;

•Additionally, (a) the Leverage Ratio Covenant will be calculated using a seasonally adjusted annualized consolidated EBITDA for the applicable period since the beginning of fiscal year 2021 and (b) the FCCR Covenant will be calculated only for the applicable period since the beginning of fiscal year 2021;
•added a minimum liquidity covenant, measured as of the last day of each fiscal month, that applies during the period commencing on the Amendment Effective Date through March 21, 2021;
•subject to limited exceptions, prohibit expansion capital expenditures, restricted payments, acquisitions, and other investments until the later of (a) the Company's delivery of a compliance certificate for the fiscal quarter ending on or about July 11, 2021 demonstrating compliance with the financial covenants then in effect and (b) the Company satisfying an agreed ratio under its Leverage Ratio Covenant for the most recently ended fiscal quarter or fiscal year, as applicable;
•added a maximum cash balance limitation requiring revolver repayments (but with no associated permanent reduction in the revolver) to the extent that the Company's consolidated cash on hand exceeds $30 million as of the end of any fiscal month;
•revised the conditions precedent to the revolver borrowings so that certain effects of COVID-19 are excluded for purposes of certain representations and warranties that must be true and correct as conditions to revolving borrowings;
•required mandatory prepayments from net cash proceeds of equity (or convertible debt) issuances that exceed amounts set forth in the Amendment; and
•provided for certain additional financial reporting requirements under the Credit Facility.
As conditions to the Amendment, the Company (a) repaid the revolving loans, so that the amount of the Company's consolidated cash on hand did not exceed $30 million as of the Amendment Effective Date totaling $59 million and (b) paid certain customary amendment fees to the lenders under the Credit Facility totaling approximately $1.1 million which will be capitalized as deferred loan fees and amortized over the remaining term of the Credit Facility.
3. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Restaurant revenue	$301,434	$400,484
Franchise revenue(1)	2,897	5,363
Gift card breakage	1,414	3,680
Other revenue	320	339
Total revenues	$306,065	$409,866
———————————————————
(1) The decrease in Franchise revenue is driven by the temporary abatement and non-collection of franchise payments. See Note 2, COVID-19 Pandemic, for further discussion.
Contract liabilities
Components of Unearned revenue in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	April 19, 2020	December 29, 2019
Unearned gift card revenue	$32,650	$43,544
Deferred loyalty revenue	$10,699	$10,679
Revenue recognized in the condensed consolidated statements of operations and comprehensive (loss) income for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Gift card revenue	$11,911	$16,097

4. Leases
Leases are included in right-of-use assets, net, short-term portion of lease obligations, and long-term portion of lease liabilities on our condensed consolidated balance sheet as of April 19, 2020 and December 29, 2019 as follows (in thousands):

April 19, 2020	Finance	Operating	Total
Right of use assets, net	$7,324	$405,963	$413,287

Short-term portion of lease obligations	738	48,916	49,654
Long-term portion of lease obligations	8,624	445,151	453,775
Total	$9,362	$494,067	$503,429

December 29, 2019	Finance	Operating	Total
Right of use assets, net	$7,552	$418,696	$426,248

Short-term portion of lease obligations	725	41,974	42,699
Long-term portion of lease obligations	8,822	456,613	465,435
Total	$9,547	$498,587	$508,134
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in occupancy on our condensed consolidated statement of operations as follows (in thousands):

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Operating lease cost	$21,990	$23,672
Finance lease cost:
Amortization of right of use assets	203	248
Interest on lease liabilities	138	169
Total finance lease cost	$341	$417
Variable lease cost	8,317	8,885
Total	$30,648	$32,974
Maturities of our lease liabilities as of April 19, 2020 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2020	$877	$57,349	$58,226
2021	1,133	76,042	77,175
2022	979	73,629	74,608
2023	916	71,600	72,516
2024	932	68,384	69,316
Thereafter	7,458	379,808	387,266
Total future lease liability	$12,295	$726,812	$739,107
Less imputed interest	2,933	232,745	235,678
Fair value of lease liability	$9,362	$494,067	$503,429

Supplemental cash flow information related to leases is as follows (in thousands, except other information):

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$12,683	$19,772
Finance leases	138	137
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	—	239
Cash paid for amounts included in the measurement of lease liabilities:	$12,821	$20,148

Right of use assets obtained in exchange for operating lease obligations	$2,311	$4,325
Right of use assets obtained in exchange for finance lease obligations	$—	$1,669

Other information related to operating leases as follows:
Weighted average remaining lease term	10.50 years	11.32 years
Weighted average discount rate	7.38%	7.34%

Other information related to financing leases as follows:
Weighted average remaining lease term	12.14 years	11.96 years
Weighted average discount rate	4.86%	4.77%

5. Goodwill and Intangible Assets
The following table presents goodwill as of April 19, 2020 and December 29, 2019 (in thousands):

Balance, December 29, 2019	$96,397
Foreign currency translation adjustment	(983)
Goodwill impairment(1)	(95,414)
Balance, April 19, 2020	$—
———————————————————
(1) See Note 2, COVID-19 Pandemic, for further discussion of goodwill impairment recognized during the sixteen weeks ended April 19, 2020.
The following table presents intangible assets as of April 19, 2020 and December 29, 2019 (in thousands):

	April 19, 2020			December 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$50,584	$(35,520)	$15,064	$53,336	$(35,896)	$17,440
Favorable leases	13,001	(8,957)	4,044	13,001	(8,794)	4,207
Liquor licenses and other	10,713	(9,912)	801	10,737	(9,869)	868
	$74,298	$(54,389)	$19,909	$77,074	$(54,559)	$22,515
Indefinite-lived intangible assets:
Liquor licenses and other	$7,460	$—	$7,460	$7,460	$—	$7,460
Intangible assets, net	$81,758	$(54,389)	$27,369	$84,534	$(54,559)	$29,975

6. (Loss) Earnings Per Share
Basic earnings per share amounts are calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted (loss) earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Basic weighted average shares outstanding	12,903	12,967
Dilutive effect of stock options and awards	—	74
Diluted weighted average shares outstanding	12,903	13,041

Awards excluded due to anti-dilutive effect on diluted earnings per share	318	487

7. Other Charges
Other charges consist of the following (in thousands):

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Goodwill impairment	$95,414	$—
Restaurant asset impairment	15,498	—
Litigation contingencies	4,500	—
Board and stockholder matter costs	1,482	—
Restaurant closure and refranchising costs	1,406	304
Severance and executive transition	881	1,994
COVID-19 related charges	198	—
Executive retention	—	100
Other charges	$119,379	$2,398
The Company recognized non-cash impairment charges related to goodwill and restaurant assets at 24 restaurant locations resulting from quantitative impairment analyses; see Note 2, COVID-19 Pandemic, for further discussion. Non-cash impairment charges resulting from restaurant closures are included within Restaurant closure and refranchising costs.
Litigation contingencies include legal settlement costs related to two class action employment cases.
Severance and executive transition in 2020 primarily relates to severance costs associated with the reduction in force of restaurant support center Team Members.
COVID-19 related charges include the costs of purchasing personal protective equipment for restaurant Team Members.
8. Borrowings
Total borrowings as of April 19, 2020 and December 29, 2019 were $290.9 million and $206.9 million. As of April 19, 2020, short-term borrowings were $9.7 million; no borrowings as of December 29, 2019 were classified as short-term.
On January 10, 2020, the Company replaced its prior credit facility with a new Amended and Restated Credit Agreement (the "Credit Facility") which provides for a $161.5 million revolving line of credit and a $138.5 million term loan for a total borrowing capacity of $300 million. In addition, the Credit Facility allows for the issuance of $25 million in letters of credit, swingline loans up to $15 million, and the option to increase the borrowing capacity by up to an additional $100 million subject to lenders' participation. The Credit Facility will mature on January 10, 2025.

In connection with the termination of the prior credit facility and new borrowings under the Credit Facility, the Company paid off all outstanding borrowings, accrued interest, and fees under the prior credit facility. Borrowings refinanced under the Credit Facility totaled $186.6 million, net of loan origination fees.
No amortization is required with respect to the revolving line of credit, and the term loans require quarterly principal payments at a rate of 7.0% per annum of the original principal balance. Borrowings under the revolving line of credit and term loans denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate (“LIBOR”) plus a spread as defined in the credit agreement filed as Exhibit 10.1 to Form 8-K filed with the SEC on January 13, 2020. The publication of LIBOR is expected to discontinue in December 2021, however, we anticipate an amended credit agreement will be executed at the new applicable interest rate.
As of April 19, 2020, the Company had outstanding borrowings under the Credit Facility of $290.0 million, in addition to amounts issued under letters of credit of $7.5 million. The amounts issued under letters of credit reduce the amount available under the facility but were not recorded as debt. As of December 29, 2019, the Company had outstanding borrowings under the prior credit facility of $206.0 million, in addition to amounts issued under letters of credit of $7.5 million.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $1.7 million and $1.0 million as of April 19, 2020 and December 29, 2019.
On May 29, 2020, the Company entered into the First Amendment to the Credit Agreement and Waiver; see Note 2, COVID-19 Pandemic, for further discussion.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company’s assets measured at fair value on a recurring basis included in Other assets, net on the accompanying condensed consolidated balance sheets as of April 19, 2020 and December 29, 2019 (in thousands):

	April 19, 2020	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,332	$6,332	$—	$—
Total assets measured at fair value	$6,332	$6,332	$—	$—

	December 29, 2019	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$7,337	$7,337	$—	$—
Total assets measured at fair value	$7,337	$7,337	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of April 19, 2020, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 2, COVID-19 Pandemic, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement. Based on our restaurant asset impairment analysis, we impaired long-lived assets at 24 Company-owned restaurants with carrying values of $34.6 million. We determined the fair value of these long-lived restaurant assets to be $19.1 million.
See Note 2, COVID-19 Pandemic, for discussion of the first quarter 2020 nonrecurring fair value measurement of goodwill and related impairment charges.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying condensed consolidated balance sheets. The carrying value of the Credit Facility approximates fair value as the interest rate on this instrument approximates current market rates. The interest rate on the Credit Facility represents a level 2 fair value input.

10. Commitments and Contingencies
On July 14, 2017, a current hourly employee filed a class action lawsuit alleging that the Company failed to provide required meal breaks and rest periods and failed to reimburse business expenses, among other claims. The case is styled Manuel Vigueras v. Red Robin International, Inc. and is currently pending before the United States District Court in Santa Ana, California. In a related action, on September 21, 2017, a companion case, styled Genny Vasquez v. Red Robin International, Inc. was filed and is currently pending in California Superior Court in Santa Ana, California and involves claims under the California Private Attorneys’ General Act (“PAGA”) that partially overlap in the claims made in the Vigueras matter. In the first quarter of 2020, the Company reached a tentative settlement agreement resolving all claims and the cost of class administration in both cases for an aggregate $8.5 million. The Company is in the process of finalizing the settlement agreement, which will then be submitted to the court for approval. Court approval is required before any settlement agreement between the parties becomes final. An additional $4.5 million was accrued to reach the $8.5 million settlement amount during the first fiscal quarter of 2020. Amounts recorded in the periods presented for litigation contingencies are disclosed in Note 7, Other Charges.
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2020 and 2019 refer to the sixteen weeks ended April 19, 2020 and April 21, 2019, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries (“Red Robin,” “we,” “us,” “our” or the “Company”), primarily operates, franchises, and develops full-service restaurants with 554 locations in North America. As of April 19, 2020, the Company owned 452 restaurants located in 38 states. The Company also had 102 franchised full-service restaurants in 16 states and one Canadian province as of April 19, 2020. The Company operates its business as one operating and one reportable segment.
COVID-19 Pandemic
Due to the novel coronavirus ("COVID-19") pandemic, we have navigated and continue to navigate an unprecedented time for our business and industry as we collectively work to combat the global crisis. With the health, safety, and well-being of Red Robin's Team Members, Guests, and communities as our top priority, we have shifted our restaurants to an off-premise model and are strictly adhering to US Centers for Disease Control ("CDC"), state, and local guidelines. We are encouraged by our continuing off-premise sales momentum during the pandemic. This has helped mitigate the decline in comparable restaurant revenues due to the closure of dine-in services at substantially all Company-owned restaurants and enabled us to focus on optimizing the execution of our off-premise channels both during and following the crisis.
We have taken the following actions to preserve liquidity, enhance financial flexibility and help mitigate the impact of COVID-19 on our business that we believe will enable the Company to more effectively benefit from an eventual recovery in on-premise sales as the impact of COVID-19 subsides:
•Temporarily closed dine-in services at substantially all Company-owned restaurants while continuing to provide to-go, delivery, and catering choices and ensuring the continuity of the Company's supply chain;
•Temporarily closed 35 Company-owned restaurants. In connection with these closures, restaurant managers were furloughed or transferred to nearby operational restaurants when possible;
•Implemented enhanced health and safety protocols across the business, emergency sick pay for hourly Team Members, and telecommuting policies for nearly all corporate level employees;
•Significantly reduced restaurant level costs and general and administrative expenses, including reducing by 20 percent executive base salaries, Board member cash retainer fees, and restaurant support center and non-furloughed restaurant supervisory Team Member wages and salaries;
•Eliminated approximately 50 restaurant support center general and administrative positions;
•Reduced selling expense by pivoting from national media to digital in support of our off-premise business;
•Postponed or eliminated all non-essential spending, including capital expenditures for previously planned growth and other projects, including the Company's continued rollout of Donatos®, restaurant refreshes, and IT projects; prior to the pandemic, the Company purchased Donatos® equipment for the Seattle market, including approximately 40 restaurants. We currently plan to resume our roll out of Donatos® in this legacy market by the end of the year;
•Drew down the remaining capacity under the Company's $300 million credit facility;
•Suspended share repurchases and terminated the Company's pre-arranged stock trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended; and
•Began to engage in constructive discussions with landlords regarding potential restructuring of lease payments.
In light of the uncertainty regarding the duration and impact of the COVID-19 pandemic, Red Robin withdrew its 2020 and long-term financial outlook.

Comparable restaurant revenues and average net sales per restaurant following the onset of the COVID-19 pandemic in the United States through the first quarter ended April 19, 2020 are as follows:

	QTD	Week ended
	through 23-Feb(1)	1-Mar	8-Mar	15-Mar	22-Mar	29-Mar	5-Apr	12-Apr	19-Apr
Weekly Net Comparable Restaurant Revenues(2)	3.7%	0.9%	(3.7)%	(26.3)%	(72.7)%	(70.5)%	(63.9)%	(65.2)%	(50.2)%
Average Net Sales per Restaurant	$53,798	$57,596	$56,364	$43,079	$16,421	$18,031	$21,177	$19,527	$26,444
_______________________________________________________
(1) February 23, 2020 represents the end of our second 28 day accounting period
(2) The 35 temporarily closed Company-owned restaurants are not included in the weekly comparable base
Through the first eight weeks of the first quarter of 2020, net comparable restaurant revenue grew 3.7% driven in part by positive Guest count, and through the last eight weeks of the first quarter of 2020, comparable restaurant revenue decreased 43.2%. Although comparable restaurant revenues have declined significantly as a result of the COVID-19 pandemic, average net sales per restaurant have grown each week since the onset of the pandemic with the exception of the week ended April 12, 2020 due to the timing of the Easter holiday. While the COVID-19 pandemic significantly impacted our full first quarter results, we are very encouraged by the continued strong growth in sales.
Second Quarter Business and Operational Update
We continue to be encouraged by the strong growth in off-premise sales and early traction in dine-in sales that is attributable to our enhanced execution developed around our strategic plan and implemented on an accelerated basis as we begin to re-open dining rooms with a measured and strategic approach focused on health and safety. Off-premise sales remain significantly higher, which have tripled when compared to pre-COVID-19 levels. As our dining rooms have re-open, sales have been positively impacted by the accelerated implementation of our new hospitality model, coupled with strong health and safety standards. Notably, restaurants with re-opened dining rooms are still capturing meaningful off-premise sales, demonstrating the enduring and growing popularity of Red Robin for off-premise occasions.
Relevant year-to-date highlights as of June 7, 2020 include:
•Preliminary net comparable restaurant revenue of (39.7)% for the week ended June 7, 2020;
•Preliminary net comparable restaurant revenue for restaurants with re-opened dining rooms was (26.7)% for the week ended June 7, 2020;
•Expected average cash burn of $1 million to $2 million per week, which includes partial rent payments, re-opening costs, one-time COVID-19 expenses, and costs associated with finalizing the Amendment to its Credit Facility, for the second fiscal quarter driven by improving revenue and previously taken cost reductions; and
•Approximately $84.0 million in total liquidity, including capacity under our revolving line of credit as of June 7, 2020.
The Company immediately accelerated its menu simplification plan by reducing approximately one third of its menu items to support the off-premise only business model. The simplified menu and ease of ordering from a new enhanced website focused on the online ordering user experience have improved speed of service and accuracy. Increased car-side and home delivery options, including Red Robin Delivery where Guests order directly from Red Robin with outsourced delivery, have improved convenience to our Guests and the economics of our off-premise business.
The Company spent considerable time developing a measured and strategic approach to re-open dining rooms with a focus on the health and safety of our Guests and Team Members. Consumer research also led to several enhanced measures including all Team Members wearing face coverings and completing daily health surveys, including temperature checks, and social distancing protocols. Red Robin has made visible cleaning and disinfecting behaviors important elements of its daily operations, including dedicating one Team Member on each shift to front of house sanitation. In addition, all re-opened dining rooms feature the Company's new hospitality model, Total Guest Experience ("TGX"), that Red Robin had previously planned to implement over the course of fiscal 2020.
Sales have continued to grow as the Company began re-opening select dining rooms at a limited capacity beginning April 28, 2020. As of June 7, 2020, Red Robin had re-opened approximately 270 dining rooms with limited capacity representing 65% of currently open Company-operated restaurants. To build on the momentum we are experiencing in off-premise and dine-in sales, we are now re-opening restaurants in our largest and highest volume markets on the West Coast. Notably, these restaurants have on average maintained off-premise sales that are approximately one and a half to two times pre COVID-19 levels and 40% of sales mix since re-opening.

Overall during the beginning of our second quarter of 2020, the Company's weekly comparable restaurant revenue has sequentially improved. Preliminary net comparable restaurant revenue and average net sales per restaurant through the week ended June 7, 2020 is as follows:

	Week ended
Company-owned Restaurants	26-Apr	3-May	10-May	17-May	24-May	31-May	7-Jun
Weekly Net Comparable Restaurant Revenues(1)	(56.0)%	(54.7)%	(52.2)%	(47.9)%	(47.0)%	(43.8)%	(39.7)%
Average Net Sales per Restaurant	$24,435	$24,514	$27,202	$28,895	$29,598	$32,239	$34,222
# of Comparable Company-owned Restaurants	414	414	414	414	414	414	414
_______________________________________________________
(1) The 35 temporarily closed Company-owned restaurants are not included in the weekly comparable base
Financial and Operational Highlights
The following summarizes the operational and financial highlights during the sixteen weeks ended April 19, 2020:
•Financial performance.
◦Restaurant revenue decreased $99.1 million, or 24.7%, to $301.4 million for the sixteen weeks ended April 19, 2020, as compared to the sixteen weeks ended April 21, 2019, due to a $74.6 million, or 20.8%, decrease in comparable restaurant revenue and a $24.5 million decrease primarily from closed restaurants.
◦Restaurant operating costs, as a percentage of restaurant revenue, increased 950 basis points to 91.2% for the sixteen weeks ended April 19, 2020, as compared to 81.7% for the sixteen weeks ended April 21, 2019. The increase was primarily due to higher labor costs, higher other operating costs, and higher occupancy costs as a percentage of revenue. The drivers within labor costs included sales deleverage, higher wage rates and higher group insurance costs, partially offset by lower restaurant manager incentive compensation. The drivers within other operating costs included higher third-party delivery expense driven by increasing volumes and sales deleverage impacts on restaurant maintenance, technology, supply, utility costs. The drivers within occupancy costs included sales deleverage impacts on rent expense and general liability and other real estate costs.
◦Net loss was $174.3 million for the sixteen weeks ended April 19, 2020 compared to net income of $0.6 million for the sixteen weeks ended April 21, 2019. Diluted loss per share was $13.51 for the sixteen weeks ended April 19, 2020, as compared to diluted earnings per share of $0.05 for the sixteen weeks ended April 21, 2019. Excluding costs per diluted share included in Other charges of $5.48 for goodwill impairment, $0.89 for restaurant asset impairment, $0.26 litigation contingencies, $0.08 for board and stockholder matters costs, $0.08 for restaurant closure and refranchising costs, $0.05 for severance and executive transition costs, and $0.01 for COVID-19 related charges, adjusted loss per diluted share for the first quarter ended April 19, 2020, was $6.66. Excluding costs per share included in Other charges of $0.11 for severance and executive transition costs, $0.02 for restaurant closure costs, and $0.01 for executive retention, adjusted earnings per diluted share for the sixteen weeks ended April 21, 2019 was $0.19. We believe the non-GAAP measure of adjusted (loss) earnings per share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company’s financial results in accordance with GAAP.
•Marketing. Our Red Robin Royalty™ loyalty program operates in all our U.S. Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our Guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. We also inform enrolled Guests early about new menu items to generate awareness and trial of these offerings. Our media buying approach is concentrated on generating significant reach and frequency while on-air. In addition, we use digital, social, and earned media to target and more effectively reach specific segments of our Guest base. During the first quarter of 2020, we pivoted our focus to digital marketing, which has proven to be an effective medium for interacting with our Guests during the COVID-19 pandemic.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Company-owned:
Beginning of period	454	484
Closed during the period(1)	(2)	(1)
End of period	452	483
Franchised:
Beginning of period	102	89
End of period	102	89
Total number of restaurants	554	572
________________________________________________________
(1) In addition to two permanent closures during the sixteen weeks ended April 19, 2020, 35 Company-owned restaurant were temporarily closed due to an inability to effectively operate these restaurants with an off-premise only operating model during the COVID-19 pandemic.

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2019 annual financial statements, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Revenues:
Restaurant revenue	98.5%	97.7%
Franchise and other revenues	1.5	2.3
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.4%	23.4%
Labor	39.3	35.7
Other operating	17.3	13.9
Occupancy	11.2	8.7
Total restaurant operating costs	91.2	81.7
Depreciation and amortization	9.3	6.9
Selling, general and administrative	13.6	11.7
Pre-opening and acquisition costs	—	0.1
Other charges	39.0	0.6
(Loss) income from operations	(51.7)	0.8

Interest expense, net and other	1.1	0.8
(Loss) income before income taxes	(52.8)	—
Income tax expense (benefit)	4.1	(0.1)
Net (loss) income	(56.9)%	0.2%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 19, 2020	April 21, 2019	Percent Change
Restaurant revenue	$301,434	$400,484	(24.7)%
Franchise royalties, fees and other revenue	4,631	9,382	(50.6)%
Total revenues	$306,065	$409,866	(25.3)%
Average weekly sales volumes in Company-owned restaurants	$41,785	$51,802	(19.3)%
Total operating weeks	7,214	7,731	(6.7)%
Net sales per square foot	$109	$133	(17.8)%
Restaurant revenue for the sixteen weeks ended April 19, 2020, which comprises primarily food and beverage sales, decreased $99.1 million, or 24.7%, as compared to first quarter 2019. The decrease was due to a $74.6 million, or 20.8%, decrease in comparable restaurant revenue and a $24.5 million decrease from closed restaurants. The comparable restaurant revenue decrease was driven by a 20.9% decrease in Guest count partially offset by a 0.1 % increase in average Guest check. The decrease in Guest count was primarily driven by a 22.0% decrease caused by the COVID-19 pandemic, partially offset by an increase in off-premise Guest count. The increase in average Guest check resulted from a 1.6 % increase in pricing and a 0.3 % increase from lower discounting, partially offset by a 1.8% decrease in menu mix. The decrease in menu mix was primarily driven by the Company's operating shift to off-premise only, resulting in lower sales of beverages and Finest burgers. Off-premise sales increased 86.1% and comprised 26.3% of total food and beverage sales during the first quarter of 2020.
Average weekly sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. The 35 temporarily closed Company-owned restaurants were not included in the comparable base during the first quarter of 2020. New restaurants are restaurants that are open but not included in the comparable category because they have not operated for five full quarters. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period and the average square footage of our restaurants. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total adjusted square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue decreased $4.8 million for the sixteen weeks ended April 19, 2020 compared to the sixteen weeks ended April 21, 2019 due to the temporary abatement of all franchisee royalty and advertising contribution payments in response to COVID-19's effect on our franchisee's operations. Our franchisees reported a comparable restaurant revenue decrease of 23.3% for the sixteen weeks ended April 19, 2020 compared to the sixteen weeks ended April 21, 2019.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2020	April 21, 2019	Percent Change
Cost of sales	$70,426	$93,715	(24.9)%
As a percent of restaurant revenue	23.4%	23.4%	—%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue remained flat for the sixteen weeks ended April 19, 2020 as compared to the same period in 2019. A decrease in beverage costs was offset by an increase in ground beef prices.
Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2020	April 21, 2019	Percent Change
Labor	$118,566	$142,894	(17.0)%
As a percent of restaurant revenue	39.3%	35.7%	3.6%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 19, 2020, labor as a percentage of restaurant revenue increased 360 basis points compared to the same period in 2019. The increase was primarily due to sales deleverage, higher wage rates, and higher group insurance costs partially offset by lower restaurant manager incentive compensation.

Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2020	April 21, 2019	Percent Change
Other operating	$52,291	$55,565	(5.9)%
As a percent of restaurant revenue	17.3%	13.9%	3.4%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the sixteen weeks ended April 19, 2020, other operating costs as a percentage of restaurant revenue increased 340 basis points as compared to the same period in 2019. The increase was primarily due to an increase in third-party delivery fees driven by higher off-premise sales volumes and sales deleverage impacts on restaurant maintenance, technology, supply, and utility costs.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2020	April 21, 2019	Percent Change
Occupancy	$33,657	$35,020	(3.9)%
As a percent of restaurant revenue	11.2%	8.7%	2.5%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the sixteen weeks ended April 19, 2020, occupancy costs as a percentage of restaurant revenue increased 250 basis points over the same periods in 2019 primarily due to sales deleverage impacts on rent expense and general liability and other real estate costs.
Our fixed rents for the sixteen weeks ended April 19, 2020 and April 21, 2019 were $21.6 million and $23.2 million, a decrease of $1.6 million due to permanent restaurant closures.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2020	April 21, 2019	Percent Change
Depreciation and amortization	$28,320	$28,438	(0.4)%
As a percent of total revenues	9.3%	6.9%	2.4%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen week periods ended April 19, 2020, depreciation and amortization expense as a percentage of revenue increased 240 basis points over the same periods in 2019 primarily due to sales deleverage.
Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2020	April 21, 2019	Percent Change
Selling, general, and administrative	$41,502	$48,116	(13.7)%
As a percent of total revenues	13.6%	11.7%	1.9%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the sixteen weeks ended April 19, 2020 decreased $6.6 million, or 13.7%, as compared to the same period in 2019. The decrease was primarily due to decreased national media spend, Team Member benefits, and travel and entertainment, professional services, gift card related, and project-related G&A costs, partially offset by increased Team Member salary and wages stemming from merit salary increases.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 19, 2020	April 21, 2019	Percent Change
Pre-opening costs	$153	$319	(52.0)%
As a percent of total revenues	—%	0.1%	(0.1)%
Pre-opening costs, which are expensed as incurred, comprise the costs related to preparing restaurants to introduce Donatos® and other initiatives, as well as direct costs, including labor, occupancy, training, and marketing, incurred related to opening new restaurants and hiring the initial work force. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurants where Donatos® has been introduced, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters.
We incurred minimal pre-opening costs during the sixteen weeks ended April 19, 2020 relating to the roll out of Donatos® in select restaurants, which is a decrease of $0.2 million as compared to the same period in 2019. The decrease was driven by the Company temporarily suspending the introduction of Donatos® to additional restaurants due to the impact of COVID-19 on the business. Prior to the COVID-19 pandemic, we purchased Donatos® equipment for the Seattle market, including approximately 40 restaurants. We currently plan to resume our roll out of Donatos® in this legacy market by the end of the year.
Goodwill
The Company determined the sustained decrease in our stock price coupled with the closure of our dining rooms and significant decline to the equity value of our peers and overall U.S. stock market represented a goodwill impairment triggering event. We performed a quantitative analysis as of our first quarter ended April 19, 2020 to determine if impairment to our goodwill existed for our one reporting unit. We used a blended approach in calculating fair value of our one reporting unit including the income approach, market approach, and market capitalization approach. This analysis resulted in full impairment of our goodwill balance totaling $95.4 million recognized during the sixteen weeks ended April 19, 2020 included in Other charges on the condensed consolidated statement of operations and comprehensive (loss) income. The goodwill impairment was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.
Restaurant Assets
The Company determined the triggering event described above also represented a restaurant asset impairment triggering event. The Company recognized $15.5 million of impairment related to restaurant assets during the sixteen weeks ended April 19, 2020 included in Other charges on the condensed consolidated statement of operations and comprehensive (loss) income resulting from the continuing and projected future results of 24 Company-owned restaurants. Recoverability of restaurant assets, including restaurant sites, leasehold improvements, information technology systems, right-of-use assets, amortizable intangible assets, and other fixed assets, to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. Each restaurant's past and present operating performance was reviewed in combination with projected future results primarily through projected undiscounted cash flows that included management's expectation of future financial impacts from COVID-19. If the restaurant assets were determined to be impaired through comparison of the assets carrying value to its undiscounted cash flows, the Company compared the carrying amount of each restaurant's assets to its fair value as estimated by management to calculate the impairment amount. The fair value of restaurant assets is generally determined using a discounted cash flow projection model, which is based on significant inputs not observed in the market and represents a level 3 fair value measurement. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant's assets. The restaurant asset impairment charges represent the excess of the carrying amount over the estimated fair value of the restaurant assets calculated using a discounted cash flow projection model. Additional restaurant asset impairment may be required to be recognized if the COVID-19 pandemic continues to negatively impact our business.
Interest Expense, Net and Other
Interest expense, net and other was $3.4 million for the sixteen weeks ended April 19, 2020, an increase of $0.2 million, or 6.2%, from the same period in 2019. The increase was primarily related to a higher weighted average outstanding debt balance partially offset by a lower weighted average interest rate compared to the same period in 2019. Our weighted average interest rate was 4.7% for the sixteen weeks ended April 19, 2020 as compared to 5.0% for the sixteen weeks ended April 21, 2019.

Provision for Income Taxes
The effective tax rate for the sixteen weeks ended April 19, 2020 was a 7.9% expense, compared to a 291.4% benefit for the sixteen weeks ended April 21, 2019. The increase in tax expense is primarily due to a decrease in current year tax credits and the recognition of a valuation allowance on our tax credit deferred tax asset, partially offset by a decrease in income and favorable rate impact of net operating loss ("NOL") carrybacks allowed as part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which could generate up to $12 million of projected cash tax refunds within the next 12 months.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the future reversals of existing deferred tax liabilities and projected future taxable income, including whether future originating deductible temporary differences are likely to be realized. The Company generates FICA tip credits based on revenue of the Company which can be utilized to offset 75% of taxes payable and may be carried forward for a period of 20 years to the extent they are not utilized in the year they are generated. As a result of the anticipated NOLs in 2019 and the projected NOLs in 2020 as permitted under the CARES Act, approximately $38 million of the previously utilized FICA tip tax credits will be reinstated. While the existing FICA tip credit carryforwards as of April 19, 2020 will be utilized based on projected future taxable income, they are anticipated to be replaced by originating FICA tip credits that are not projected to be utilized in the carry forward period. Therefore, a $52 million valuation allowance has been established for the FICA tip credit carryforwards. To the extent future actual taxable income exceeds the current projections, the FICA tip credit carryforwards may become realizable and will require us to reassess our valuation allowance in the future.
Liquidity and Capital Resources
Cash and cash equivalents increased $58.9 million to $88.9 million at April 19, 2020, from $30.0 million at the beginning of the fiscal year. As the Company continues to manage the impact of COVID-19, available cash will be used to provide operating liquidity. As of June 7, 2020, the Company had $30.0 million of cash on hand and $54.0 million of available borrowing capacity under its revolving line of credit.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Net cash (used in) provided by operating activities	$(13,320)	$25,291
Net cash used in investing activities	(8,703)	(10,077)
Net cash provided by (used in) financing activities	81,738	(10,845)
Effect of currency translation on cash	(840)	21
Net increase (decrease) in cash and cash equivalents	$58,875	$4,390
Operating Cash Flows
Net cash flows (used in) provided by operating activities decreased $38.6 million to $13.3 million for the sixteen weeks ended April 19, 2020. The changes in net cash (used in) provided by operating activities are primarily attributable to a $37.4 million decrease in profit from operations, as well as changes in working capital as presented in the condensed consolidated statements of cash flows.
Investing Cash Flows
Net cash flows used in investing activities decreased $1.4 million to $8.7 million for the sixteen weeks ended April 19, 2020, as compared to $10.1 million for the same period in 2019. The decrease is primarily due to decreased investment in restaurant technology and new restaurants and restaurant refreshes.

The following table lists the components of our capital expenditures, net of currency translation effect, for the sixteen weeks ended April 19, 2020 and April 21, 2019 (in thousands):

	Sixteen Weeks Ended
	April 19, 2020	April 21, 2019
Restaurant maintenance capital and other	$6,656	$4,819
Investment in technology infrastructure and other	2,090	4,538
New restaurants	—	838
Total capital expenditures	$8,746	$10,195
Financing Cash Flows
Cash provided by financing activities increased $92.6 million to $81.7 million for the sixteen weeks ended April 19, 2020, as compared to the same period in 2019. The increase primarily resulted from a $94.2 million increase in net draws made on long-term debt, partially offset by an increase of cash used for debt issuance costs and repurchases of the Company’s common stock before the Company temporarily suspended the share repurchase program due to COVID-19.
Credit Facility
On January 10, 2020, the Company replaced its prior credit facility with a new five-year Amended and Restated Credit Agreement (the "Credit Facility") which provides for a $161.5 million revolving line of credit and a $138.5 million term loan for a total borrowing capacity of $300 million. No amortization is required with the respect to the revolving line of credit, and the term loans require quarterly principal payments at a rate of 7.0% per annum of the original principal balance. The interest rates of the revolving line of credit and term loans are based on either LIBOR or a base rate defined by the agreement. LIBOR is set to terminate in December 2021, however, we anticipate an amended credit agreement will be executed at the new applicable interest rate. See Note 8, Borrowings, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.
As of April 19, 2020, the Company had outstanding borrowings under the Credit Facility of $290 million, in addition to to amounts issued under letters of credit of $7.5 million. Amounts issued under letters of credit reduce the amount available under the Credit Facility but are not recorded as debt. As of April 19, 2020, we had no remaining borrowing capacity under the Credit Facility to help mitigate the impact of COVID-19 on our business and provide operating liquidity. Net draws during the quarter totaled $84 million.
Per the maximum cash balance limitation required in the First Amendment to the Credit Agreement and Waiver (the "Amendment") to our Credit Facility, the Company made a $59 million repayment on the revolving line of credit on May 29, 2020 to ensure cash on hand did not exceed $30 million. See Note 2, COVID-19 Pandemic, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Amendment.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As of April 19, 2020, we were not in compliance with our debt covenants due to the negative effects on our business from the COVID-19 pandemic. As a result, we entered into the Amendment to our Credit Facility, which waives compliance with the lease adjusted leverage ratio financial covenant and fixed charge coverage ratio financial covenant for the remainder of fiscal 2020 providing the Company issues new equity (or convertible debt) generating net cash proceeds of at least $25 million on or before November 13, 2020.
Going Concern
The Company is actively evaluating options for raising equity capital in order to satisfy the requirements of the Amendment. If the Company is unable to raise sufficient equity capital within the timeframe prescribed by the Amendment, and is unable to obtain a further waiver or amendment to the Credit Facility, then the Company could experience an event of default under the Credit Facility, which could have a material adverse effect on the Company's liquidity, financial condition, and results of operations. We cannot make any assurance regarding the likelihood, certainty, or exact timing of the Company's ability to raise capital or execute further amendments to the Credit Facility. As a result, under applicable accounting standards, the Company concluded, because the equity raise is outside of management's control, substantial doubt exists surrounding the Company's ability to meet its obligations within one year of the financial statement issuance date and to continue as a going concern.

Debt Outstanding
Total debt outstanding increased $84.0 million to $290.9 million at April 19, 2020, from $206.9 million at December 29, 2019, due to net draws of $84 million on the Credit Facility during the sixteen weeks ended April 19, 2020.
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
However, the Company has recently leveraged its Credit Facility to provide operating liquidity as compared to cash received from restaurant sales during the COVID-19 pandemic due to restaurant dining room closures and our operational shift to off-premise only. As the COVID-19 pandemic continues to negatively impact our business, the Company is closely monitoring the effects on our working capital deficit and continues to assess other sources of operating liquidity including, but not limited to, raising additional capital, lease concessions and deferrals, and further reductions of operating and capital expenditures.
Share Repurchase
On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company’s discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through April 19, 2020, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of April 19, 2020, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company temporarily suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Amendment to our Credit Facility prohibiting us from repurchasing additional shares until the later of (a) the Company's delivery of a compliance certificate for the fiscal quarter ending on or about July 11, 2021 demonstrating compliance with the financial covenants then in effect and (b) the Company satisfying an agreed ratio under its Leverage Ratio Covenant for the most recently ended fiscal quarter or fiscal year, as applicable.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Labor cost inflation had a negative impact on our financial condition and results of operations during the sixteen weeks ended April 19, 2020. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor costs for the remainder of 2020.
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

Contractual Obligations
There were no material changes outside the ordinary course of business to our contractual obligations since the filing of Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, except for long-term debt obligations resulting from the changes to our Credit Facility in January 2020 as previously discussed. Contractual long-term debt payments as of April 19, 2020 are as follows (in thousands):

	Payments Due by Period
	Total	2020	2021 - 2022	2023 - 2024	2025 and Thereafter
Long-term debt obligations(1)	$344,588	$15,138	$42,116	$42,116	$245,218
________________________________________________________
(1) Long-term debt obligations primarily represent minimum required principal payments under our Credit Facility including estimated interest of $53.5 million based on a 3.91% average borrowing interest rate.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment and future impact from the COVID-19 pandemic, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements of this report.

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “estimate,” “could,” “expect,” “future,” “intend,” “may,” “plan,” “project,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned “Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements in this report include, among other things: our financial performance, strategic initiatives, marketing strategy and promotions; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our Credit Facility and about the sufficiency of future cash flows to satisfy any working capital deficit and planned capital expenditures; the anticipated effects of inflation on labor and commodity costs; future performance including sales, guest satisfaction scores, preliminary results including net comparable restaurant revenue, average net sales per restaurant, cash burn, and liquidity; statements under the heading "Second Quarter Business and Operational Update," anticipated rollout of Donatos in our Seattle market; and the effect of the adoption of new accounting standards on our financial and accounting systems.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the effectiveness of our business strategy and improvement initiatives, including the effectiveness of our overall value proposition, service improvement, technology, and off-premise initiatives to drive traffic and sales; the effectiveness of our marketing campaigns; our ability to effectively use and monitor social media; uncertainty regarding general economic and industry conditions; concentration of restaurants in certain markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef, and distribution costs; changes in energy and labor costs, including due to changes in health care and market wage levels; changes in federal, state, or local laws and regulations affecting the operation of our restaurants, including but not limited to, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; our franchising strategy; our ability to attract and retain qualified managers and Team Members; the adequacy of cash flows or available access to capital or debit resources under our Credit Facility or otherwise to fund operations and growth opportunities; the ability to obtain equity financing as required under our Credit Facility; costs and other effects of legal claims by Team Members, franchisees, customers, vendors, stockholders, including relating to fluctuations in our stock price, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; weather conditions and related events in regions where our restaurants are operated; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; the extent of the impact of the COVID-19 global pandemic or any other epidemic, disease outbreak, or public health emergency, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our Team Members, economic, public health, and political conditions that impact consumer confidence and spending, including the impact of COVID-19 and other health epidemics or pandemics on the global economy; the cash tax refund received as a result of the CARES act; the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of Company restaurants; changes in unemployment rate; the ability to achieve significant cost savings; the Company's ability to defer lease or contract payments or otherwise obtain concessions from landlords, vendors, and other parties in light of the impact of the COVID-19 pandemic; the economic health of the Company's landlords and other tenants in retail centers in which its restaurants are located; the economic health of suppliers, licensees, vendors, and other third parties providing goods or services to the Company; the impact from political protests and curfews imposed by state and local governments; and other risk factors described from time to time in the Company's Form 10-K, Form 10-Q, and Form 8-K reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 19, 2020, we had $290.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.9 million on an annualized basis.
The Company’s restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $3.0 million on an annualized basis.
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
On July 14, 2017, a current hourly employee filed a class action lawsuit alleging that the Company failed to provide required meal breaks and rest periods and failed to reimburse business expenses, among other claims. The case is styled Manuel Vigueras v. Red Robin International, Inc. and is currently pending before the United States District Court in Santa Ana, California. In a related action, on September 21, 2017, a companion case, styled Genny Vasquez v. Red Robin International, Inc. was filed and is currently pending in California Superior Court in Santa Ana, California and involves claims under the California Private Attorneys’ General Act (“PAGA”) that partially overlap in the claims made in the Vigueras matter. In the first quarter of 2020, the Company reached a tentative settlement agreement resolving all claims and the cost of class administration in both cases for an aggregate $8.5 million. The Company is in the process of finalizing the settlement agreement, which will then be submitted to the court for approval. Court approval is required before any settlement agreement between the parties becomes final. An additional $4.5 million was accrued to reach the $8.5 million settlement amount during the Company's first fiscal quarter of 2020.
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

ITEM 1A.    Risk Factors
The risk factor below arose during the first quarter of 2020. Additional risk factors associated with our business are contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the SEC on February 25, 2020. There have been no other material changes from the risk factors disclosed in the fiscal year 2019 10-K.
The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which has and could further materially affect our operations and business and financial results. In addition, any other epidemic, disease outbreak, or public health emergency may result in similar adverse effects.
The novel coronavirus (COVID-19) pandemic has had an adverse effect that is material on our business. The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our restaurants, may make it more difficult to staff restaurants, cause an inability to obtain supplies, increase commodity costs, continue to cause partial or total closures of impacted restaurants, and could damage our reputation. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks, or public health emergencies will impact our business, liquidity, financial condition, and results of operations, depends on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; our ability to successfully navigate the impacts; government action, including restrictions on restaurant operations; and increased unemployment and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition, and results of operations.
We have been and could continue to be adversely affected by government restrictions on public gatherings, shelter-in-place orders, and limitations on operations of restaurants, including dine-in restrictions, and mandatory or voluntary closures or restrictions on hours of operations. Restaurants in the U.S. are currently under government mandates or guidelines to temporarily suspend operation or limit restaurant dine-in business in light of COVID-19. We are unable to predict when these measures may be further reduced, how quickly or if our operations will return to previous levels after the measures are scaled back, or if there will be additional future suspensions of operation for potential future waves of COVID-19 or another epidemic or public health emergency. While a limited number of our restaurants have recently been able to re-open, most of our restaurants have shifted to a take-out, catering, and delivery-only operating model, suspending most sit-down dining. We have also implemented temporary restaurant closures, modified hours, reduced staff, and furloughed employees. These changes and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time. The COVID-19 pandemic as well as other epidemics, disease outbreaks, or public health emergencies may also materially adversely affect our ability to implement our strategic growth plans, including delays in the rollout of Donatos® pizza to additional restaurant locations, the implementation of technology platforms and technology solutions, restaurant remodels, and development of new restaurants in future years.
In an effort to preserve liquidity, we have and may continue to take certain actions with respect to some or all of our leases, including negotiating with landlords to obtain rent abatement or deferrals and discontinuing payment. We can provide no assurances that forbearance of any lease obligations will be provided to us, or that, following the COVID-19 pandemic, we will be able to continue restaurant operations on the current terms of our existing leases, any of which could have an adverse effect on our business and results. In addition, we have received notices of default for some of our leases, and, in a small number of cases, notices of eviction or have had eviction proceedings commenced against us. We are actively responding to these notices or proceedings, however, we cannot be certain that our efforts will be successful, which could have an adverse impact on our operations.
As we previously announced, we drew the full amount available under our revolving credit facility. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. Further, if we are unable to raise sufficient equity capital within the timeframe prescribed by the Amendment, and are unable to obtain a further waiver or amendment to the Credit Facility, then the Company could experience an event of default under the Credit Facility and be unable to make additional borrowings on any undrawn amounts and be required to repay its then outstanding borrowings which could have a material adverse effect on the Company’s liquidity, financial condition, results of operations and ability to continue as a going concern.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 19, 2020, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The table below provides a summary of the Company’s purchases of its own common stock during the first quarter of 2020. In response to the COVID-19 pandemic, the Company temporarily suspended share repurchases effective March 14, 2020.

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet be Purchased Under the Plan (in thousands)
12/30/19 - 1/26/20	9,800	$33.73	164,200	$69,745
1/27/20 - 2/23/20	9,500	34.44	173,700	69,418
2/24/20 - 3/22/20	52,800	$18.52	226,500	$68,440
Pursuant to Publicly Announced Plans or Programs(2)	72,100
(1) The reported periods conform to the Company’s fiscal calendar composed of thirteen 28-day periods.
(2) Since August 9, 2018, when the current share repurchase program of $75 million of the Company's common stock was authorized, the Company has purchased 226,500 shares for a total of $6.6 million.

ITEM 6.    Exhibits

Exhibit Number	Description

4.1
Amendment No. 1 to Rights Agreement, dated as of April 10, 2020, by and between Red Robin Gourmet Burgers, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 13, 2020.

10.1	Credit Agreement, dated January 10, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 13, 2020.

10.2
First Amendment to Credit Agreement and Waiver, dated as of May 29, 2020, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the Guarantors, the Lenders party thereto and Wells Fargo, National Association, as administration agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2020.

10.3	Security Agreement, dated January 10, 2020. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 13, 2020.

10.4	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (as Amended). Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the SEC on April 8, 2020.

10.5
Cooperation Agreement, dated as of March 26, 2020, by and among Red Robin Gourmet Burgers, Inc., Vintage Capital Management, LLC, and Kahn Capital Management, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2020.

10.6	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement

10.7	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 19, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 19, 2020 and December 29, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the sixteen weeks ended April 19, 2020 and April 21, 2019; (iii) Condensed Consolidated Statements of Stockholders' Equity at April 19, 2020 and April 21, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 19, 2020 and April 21, 2019; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
June 10, 2020	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)