Form 10-Q/A
period 2020-04-19
RED ROBIN GOURMET BURGERS INC
filed 2020-06-15
CIK 1171759

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of June 8, 2020, there were 12,913,659 shares of the registrant's common stock, par value of $0.001 per share outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. (the “Company”) for the fiscal quarter ended April 19, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2020 (the “Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 29, 2020 (the “Form 8-K”) and in accordance with the SEC’s order under Section 36 of the Exchange Act granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88318), as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”), the Company is relying on the relief provided by the Order to delay filing its Quarterly Report on Form 10-Q for the quarterly period ended April 19, 2020.

The Company experienced significant disruptions to its business due to the COVID-19 pandemic and related mandated social distancing and shelter-in-place orders, resulting in previously disclosed temporary closures of 35 Company-owned restaurants across our portfolio and remaining locations shifted to an off-premise only operating model.

The considerable effect of the COVID-19 pandemic triggered the need to perform additional impairment assessments of our property and equipment, goodwill, and other intangible assets. Due to the effect of the COVID-19 pandemic, we recognized a material goodwill impairment totaling approximately $95.4 million, and long lived asset impairment losses of approximately $15.5 million in our Quarterly Report. Further, the March 19, 2020 passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) created an opportunity for the Company to carry back net operating losses, which in turn required us to analyze our realization of deferred tax assets related to our job tax credits. We recognized a valuation allowance of $52 million on our deferred tax assets related to our job tax credits. These items represented a substantial undertaking due to the need to develop and analyze several best estimates and assumptions, compounded by the additional difficulty in forecasting operations during the COVID-19 pandemic, including future guest traffic, sales and operating results, discount and royalty rates, and volatility factors.

Due to the reporting impacts and disruption to our business of COVID-19, the Company was unable to complete the analyses described above in time to file its Quarterly Report by the original filing deadline. Accordingly, we relied on the Order to postpone the filing of our Quarterly Report to provide us with additional time to finalize these assessments and related disclosure.

No other changes have been made to the Quarterly Report on Form 10-Q, except that Part II, Item 6, is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101	XBRL Exhibits

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
June 15, 2020	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)