Form 10-Q
period 2020-07-12
RED ROBIN GOURMET BURGERS INC
filed 2020-08-11
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2020

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of August 10, 2020, there were 15,540,955 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	July 12, 2020	December 29, 2019
Assets:
Current assets:
Cash and cash equivalents	$26,138	$30,045
Accounts receivable, net	8,989	22,372
Inventories	24,983	26,424
Prepaid expenses and other current assets	46,817	26,646
Total current assets	106,927	105,487
Property and equipment, net	461,350	518,013
Right of use assets, net	415,900	426,248
Goodwill	—	96,397
Intangible assets, net	26,537	29,975
Other assets, net	19,931	61,460
Total assets	$1,030,645	$1,237,580
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$19,906	$33,040
Accrued payroll and payroll-related liabilities	25,135	35,221
Unearned revenue	43,938	54,223
Current portion of lease obligations	62,068	42,699
Current portion of long-term debt	9,692	—
Accrued liabilities and other	44,250	29,403
Total current liabilities	204,989	194,586
Long-term debt	197,798	206,875
Long-term portion of lease obligations	455,288	465,435
Other non-current liabilities	14,479	10,164
Total liabilities	872,554	877,060
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 and 17,851 shares issued; 15,547 and 12,923 shares outstanding as of July 12, 2020 and December 29, 2019	20	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of July 12, 2020 and December 29, 2019	—	—
Treasury stock 4,902 and 4,928 shares, at cost, as of July 12, 2020 and December 29, 2019	(199,945)	(202,313)
Paid-in capital	240,812	213,922
Accumulated other comprehensive loss, net of tax	(5,503)	(4,373)
Retained earnings	122,707	353,266
Total stockholders' equity	158,091	360,520
Total liabilities and stockholders' equity	$1,030,645	$1,237,580
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019	July 12, 2020	July 14, 2019
Revenues:
Restaurant revenue	$160,144	$302,418	$461,578	$702,902
Franchise and other revenues	978	5,563	5,609	14,945
Total revenues	161,122	307,981	467,187	717,847
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	38,780	72,387	109,206	166,102
Labor	62,742	106,538	181,308	249,432
Other operating	34,663	43,000	86,954	98,565
Occupancy	20,758	25,458	54,415	60,478
Depreciation and amortization	20,560	21,369	48,880	49,807
Selling, general, and administrative expenses	19,697	35,234	61,199	83,350
Pre-opening costs	3	—	156	319
Other charges	14,501	16,847	133,880	19,245
Total costs and expenses	211,704	320,833	675,998	727,298

Loss from operations	(50,582)	(12,852)	(208,811)	(9,451)
Other expense:
Interest expense, net and other	1,979	2,153	5,349	5,391
Loss before income taxes	(52,561)	(15,005)	(214,160)	(14,842)
Income tax provision (benefit)	3,700	(15,986)	16,399	(16,462)
Net (loss) income	$(56,261)	$981	$(230,559)	$1,620
(Loss) earnings per share:
Basic	$(4.09)	$0.08	$(17.38)	$0.12
Diluted	$(4.09)	$0.08	$(17.38)	$0.12
Weighted average shares outstanding:
Basic	13,741	12,970	13,262	12,969
Diluted	13,741	13,043	13,262	13,047

Other comprehensive income (loss):
Foreign currency translation adjustment	$17	$406	$(1,130)	$77
Other comprehensive income (loss), net of tax	17	406	(1,130)	77
Total comprehensive (loss) income	$(56,244)	$1,387	$(231,689)	$1,697

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2019	17,851	$18	4,928	$(202,313)	$213,922	$(4,373)	$353,266	$360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(39)	1,605	(1,388)	—	—	217
Acquisition of treasury stock	—	—	72	(1,635)	—	—	—	(1,635)
Non-cash stock compensation	—	—	—	—	712	—	—	712
Net loss	—	—	—	—	—	—	(174,298)	(174,298)
Other comprehensive loss	—	—	—	—	—	(1,147)	—	(1,147)
Balance, April 19, 2020	17,851	$18	4,961	$(202,343)	$213,246	$(5,520)	$178,968	$184,369
Issuance of common stock, $0.001 par value, net of stock issuance costs	2,598	2	—	—	28,723	—	—	28,725
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(59)	2,398	(2,228)	—	—	170
Non-cash stock compensation	—	—	—	—	1,071	—	—	1,071
Net loss	—	—	—	—	—	—	(56,261)	(56,261)
Other comprehensive income	—	—	—	—	—	17	—	17
Balance, July 12, 2020	20,449	$20	4,902	$(199,945)	$240,812	$(5,503)	$122,707	$158,091

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2018	17,851	$18	4,880	$(201,505)	$212,752	$(4,801)	$376,341	$382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(32)	1,344	(1,204)	—	—	140
Acquisition of treasury stock	—	—	31	(974)	—	—	—	(974)
Non-cash stock compensation	—	—	—	—	477	—	—	477
Net income	—	—	—	—	—	—	639	639
Other comprehensive loss	—	—	—	—	—	(329)	—	(329)
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Balance, April 21, 2019	17,851	$18	4,879	$(201,135)	$212,025	$(5,130)	$361,808	$367,586
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(30)	1,208	(907)	—	—	301
Acquisition of treasury stock	—	—	17	(501)	—	—	—	(501)
Non-cash stock compensation	—	—	—	—	941	—	—	941
Net income	—	—	—	—	—	—	981	981
Other comprehensive income	—	—	—	—	—	406	—	406
Balance July 14, 2019	17,851	$18	4,866	$(200,428)	$212,059	$(4,724)	$362,789	$369,714

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019
Cash flows from operating activities:
Net (loss) income	$(230,559)	$1,620
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	48,880	49,807
Gift card breakage	(1,806)	(4,320)
Goodwill and restaurant asset impairment	116,193	14,064
Non-cash other charges	2,764	1,900
Deferred income tax provision (benefit)	42,686	(21,526)
Stock-based compensation expense	1,771	1,415
Other, net	393	560
Changes in operating assets and liabilities:
Accounts receivable	13,211	12,132
Prepaid expenses and other current assets	(18,807)	3,459
Lease assets, net of liabilities	17,666	1,502
Trade accounts payable and accrued liabilities	(9,374)	(7,388)
Unearned revenue	(8,479)	(11,343)
Other operating assets and liabilities, net	6,854	(136)
Net cash (used in) provided by operating activities	(18,607)	41,746
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(11,456)	(21,168)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	43	178
Net cash used in investing activities	(11,413)	(20,990)
Cash flows from financing activities:
Borrowings of long-term debt	135,000	162,000
Payments of long-term debt and finance leases	(134,385)	(174,464)
Purchase of treasury stock	(1,635)	(1,475)
Debt issuance costs	(2,952)	—
Proceeds from issuance of common stock, net of stock issuance costs	29,675	—
Proceeds from exercise of stock options and employee stock purchase plan	666	693
Net cash provided by (used in) financing activities	26,369	(13,246)
Effect of exchange rate changes on cash	(256)	115
Net change in cash and cash equivalents	(3,907)	7,625
Cash and cash equivalents, beginning of period	30,045	18,569
Cash and cash equivalents, end of period	$26,138	$26,194

Supplemental disclosure of cash flow information
Income taxes (refund received) paid	$(3)	$2,742
Interest paid, net of amounts capitalized	4,915	5,482
Change in construction related payables	$(1,449)	$1,883

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of July 12, 2020, the Company owned and operated 450 restaurants located in 38 states. The Company also had 102 franchised full-service restaurants in 16 states and one Canadian province as of July 12, 2020. The Company operates its business as one operating and one reportable segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Red Robin and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year.
The accompanying condensed consolidated financial statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of December 29, 2019 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on February 25, 2020.
Our current and prior year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
Second Quarter 2020	July 12, 2020	12
Second Quarter 2019	July 14, 2019	12
First Quarter 2020	April 19, 2020	16
First Quarter 2019	April 21, 2019	16
Current and Prior Fiscal Years:
Fiscal Year 2020	December 27, 2020	52
Fiscal Year 2019	December 29, 2019	52
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. For the twenty-eight weeks ended July 14, 2019, the Company reclassified the following within net cash (used in) provided by operating activities on the condensed consolidated statements of cash flows: $14.1 million from Non-cash other charges to Goodwill and restaurant asset impairment and $1.5 million from Other operating assets and liabilities, net to Lease assets, net of liabilities.

Going Concern - Substantial Doubt Resolved
As required by ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management has assessed the Company's ability to continue as a going concern for one year from the financial statement issuance date for the fiscal quarter ended July 12, 2020. On May 29, 2020, the Company obtained the First Amendment to the Credit Agreement and Waiver (the "Amendment") to the Company's Amended and Restated Credit Agreement (the "Credit Facility"). The Amendment provided relief from our existing events of default under the Credit Facility and provided covenant relief subject to the successful completion of a $25 million capital raise on or before November 13, 2020, as further disclosed in Note 8, Borrowings. As of the issuance date of our first quarter 2020 financial statements, the Company disclosed, as required under applicable accounting standards, that substantial doubt existed surrounding the Company's ability to meet its obligations within one year of the issuance date of the first quarter Form 10-Q because the capital raise was outside of management's control at the time.
On June 17, 2020, the Company issued 2.6 million shares of common stock raising proceeds of $28.7 million, net of stock issuance costs, through its at-the-market equity offering. The equity raise satisfied the terms of the Amendment, and management expects to remain in compliance with the Credit Facility covenants for at least twelve months from the issuance of the July 12, 2020 Form 10-Q. Management has concluded there is not a substantial doubt regarding the Company’s ability to continue as a going concern.
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
2. COVID-19 Pandemic
Overview
Due to the novel coronavirus ("COVID-19") pandemic, we have navigated and continue to navigate an unprecedented time for our business and industry as we collectively work to maintain the stable operation of our business. During the second quarter of 2020, the Company began re-opening dining rooms at Company-owned restaurants in accordance with local limits with re-opened restaurants operating at no higher than 50% occupant capacity. Re-opening dining rooms was executed with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind, and strict adherence to US Centers for Disease Control ("CDC"), state, and local guidelines as our top priority. The COVID-19 pandemic has had a material adverse effect on our business, and we expect the impact from COVID-19 will continue to negatively affect our business through the remainder of fiscal year 2020.
Franchise Revenue
In response to COVID-19's effect on our franchise operations, we temporarily abated franchise royalty payments and advertising contributions effective March 20, 2020. During periods of abated payments, franchise revenue was not recognized or collected from our franchisees. Abated royalty payments and advertising contributions will not be collected by the Company. The Company began charging and collecting partial franchise royalty payments and advertising contributions during the latter half of the second fiscal quarter of 2020. Franchised restaurants operate under contractual arrangements with the Company, and the payments specified in the franchise contracts are accounted for under ASC Topic 606, Revenue from Contracts with Customers.

Rent
In response to the impact of COVID-19 on our operations, beginning April 1, 2020 the Company stopped making full lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with ASC Topic 842.
We are engaging in ongoing constructive discussions with landlords regarding the potential restructuring of lease payments and rent concessions. As of July 12, 2020, the Company has contractually negotiated rent concessions on certain leases. The types of rent concessions the Company has negotiated include early termination, early renewal, rent deferral, and rent abatement.
For contractual rent concessions that do not substantially change the total cash flows of the lease, the Company has elected to account for these concessions assuming the existing lease agreements provide enforceable rights and obligations consistent with the relief issued by the Financial Accounting Standards Board titled ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Relief"). For leases where the rent concession did not substantially change the total cash flows, the concession was accounted for as a remeasurement to the lease liability based on the original discount rate with a corresponding adjustment to the right-of-use asset. Additionally, the classification of the leases was not reassessed. The Company recorded an immaterial remeasurement to the lease liability and right-of-use asset resulting from contractual rent concessions under the FASB relief during the second fiscal quarter of 2020.
For contractual rent concessions that substantially changed the total cash flows of the lease and did not qualify for the FASB relief, we applied the modification framework in accordance with ASC Topic 842, Leases. The Company reassessed lease classification for rent concessions that did not qualify for the FASB relief, and it was concluded one lease changed from finance to operating and two leases changed from operating to finance. Based on updated discount rates, a $21.7 million remeasurement was recorded to increase the lease liability, a $21.7 million adjustment was recorded to increase the right-of-use asset, and an immaterial loss was recorded in Occupancy on the condensed consolidated statements of operations and comprehensive (loss) income. Contractual rent concessions granted to the Company did not grant the right to use additional assets not included in the original lease contracts, so no separate contracts were accounted for as part of the rent concession modifications.
Goodwill
We performed a goodwill impairment analysis during the first quarter of 2020 resulting in full impairment of our goodwill balance totaling $95.4 million. The goodwill impairment is included in Other charges on the condensed consolidated statements of operations and comprehensive (loss) income for the twenty-eight weeks ended July 12, 2020 and was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.
Restaurant Assets
During the twelve weeks ended July 12, 2020, the Company recognized $5.3 million of impairment related to restaurant assets included in Other charges on the condensed consolidated statements of operations and comprehensive (loss) income resulting from the continuing and projected future results of 6 Company-owned restaurants. Restaurant asset impairment of $2.3 million was related to 4 permanently closed Company-owned restaurants and included in Restaurant closure and refranchising costs in Note 7, Other Charges. Additional restaurant asset impairment was recognized during the twelve weeks ended July 12, 2020 due to changes in management's forecast. Although current fiscal year to date results continue to align with management's forecast, the increase in reported COVID-19 cases across the United States and factors associated with the pandemic have changed management's expectation on the timing of the Company's recovery and projected results in future fiscal periods at certain restaurants. If reported COVID-19 cases continue to increase or other factors associated with the pandemic continue to develop, management's forecast could change in future periods requiring additional restaurant asset impairment.
The Company recognized $15.5 million of impairment related to restaurant assets during the first quarter of 2020 resulting from the continuing and projected future results of 24 Company-owned restaurants. The restaurant asset impairment is included in Other charges on the condensed consolidated statements of operations and comprehensive (loss) income for the twenty-eight weeks ended July 12, 2020.

Recoverability of restaurant assets, including restaurant sites, leasehold improvements, information technology systems, right-of-use assets, amortizable intangible assets, and other fixed assets, to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. Each restaurant's past and present operating performance was reviewed in combination with projected future results primarily through projected undiscounted cash flows that included management's current expectation of future financial impacts from COVID-19. If the restaurant assets were determined to be impaired through comparison of the assets carrying value to its undiscounted cash flows, the Company compared the carrying amount of each restaurant's assets to its fair value as estimated by management to calculate the impairment amount. The fair value of restaurant assets is generally determined using a discounted cash flow projection model, which is based on significant inputs not observed in the market and represents a level 3 fair value measurement. In certain cases, management uses other market information, when available, to estimate the fair value of a restaurant's assets. The restaurant asset impairment charges represent the excess of the carrying amount over the estimated fair value of the restaurant assets calculated using a discounted cash flow projection model.
Income Tax
The March 19, 2020 passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") created an opportunity for the Company to carry back 2019 and 2020 projected net operating losses ("NOL's"). As a result, $35 million of federal and state tax receivables are recorded in Prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 12, 2020 and are expected to generate projected cash tax refunds in the range of $14 million to $17 million within the next 12 months. The remaining receivables will be carried forward as allowed under applicable taxing jurisdictions.
As a result of these projected NOL carrybacks, approximately $58 million of the previously utilized FICA tip tax credits will be reinstated. As of July 12, 2020, the existing $79 million FICA tip credit carryforwards will be utilized based on projected future taxable income, however they are anticipated to be replaced by originating FICA tip credits that are not projected to be utilized in the carry forward period. Therefore, a $79 million valuation allowance has been established for the FICA tip credit carryforwards. $27 million of the valuation allowance was recognized during the twelve weeks ended July 12, 2020. To the extent future actual taxable income exceeds the current projections, the FICA tip credit carryforwards may become realizable. The Company's $90 million deferred tax assets are recorded net of the $79 million valuation allowance in Other assets, net on the condensed consolidated balance sheets as of July 12, 2020.
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
3. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019	July 12, 2020	July 14, 2019
Restaurant revenue	$160,144	$302,418	$461,578	$702,902
Franchise revenue(1)	380	4,389	3,277	9,752
Gift card breakage	392	639	1,806	4,320
Other revenue	206	535	526	873
Total revenues	$161,122	$307,981	$467,187	$717,847
———————————————————
(1) The decrease in Franchise revenue is driven by the temporary abatement and non-collection of franchise payments. See Note 2, COVID-19 Pandemic, for further discussion.

Contract liabilities
Components of Unearned revenue in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	July 12, 2020	December 29, 2019
Unearned gift card revenue	$33,306	$43,544
Deferred loyalty revenue	$10,632	$10,679
Revenue recognized in the condensed consolidated statements of operations and comprehensive (loss) income for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019
Gift card revenue	$12,990	$18,380

4. Leases
Leases are included in right-of-use assets, net, current portion of lease obligations, and long-term portion of lease liabilities on our condensed consolidated balance sheet as of July 12, 2020 and December 29, 2019 as follows (in thousands):

July 12, 2020	Finance	Operating	Total
Right of use assets, net	$11,340	$404,560	$415,900

Current portion of lease obligations	1,070	60,998	62,068
Long-term portion of lease obligations	12,532	442,756	455,288
Total	$13,602	$503,754	$517,356

December 29, 2019	Finance	Operating	Total
Right of use assets, net	$7,552	$418,696	$426,248

Current portion of lease obligations	725	41,974	42,699
Long-term portion of lease obligations	8,822	456,613	465,435
Total	$9,547	$498,587	$508,134
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our condensed consolidated statement of operations as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019	July 12, 2020	July 14, 2019
Operating lease cost	$14,949	$17,442	$36,939	$41,114
Finance lease cost:
Amortization of right of use assets	185	193	388	441
Interest on lease liabilities	124	125	262	294
Total finance lease cost	$309	$318	$650	$735
Variable lease cost	4,988	6,647	13,305	15,532
Total	$20,246	$24,407	$50,894	$57,381

Maturities of our lease liabilities as of July 12, 2020 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2020	$889	$49,486	$50,375
2021	1,393	75,225	76,618
2022	1,527	73,836	75,363
2023	1,406	71,959	73,365
2024	1,422	69,497	70,919
Thereafter	11,464	384,928	396,392
Total future lease liability	$18,101	$724,931	$743,032
Less imputed interest	4,499	221,177	225,676
Fair value of lease liability	$13,602	$503,754	$517,356

Supplemental cash flow information related to leases is as follows (in thousands, except other information):

	Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$17,188	$39,407
Finance leases	262	261
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	—	461
Cash paid for amounts included in the measurement of lease liabilities:	$17,450	$40,129

Right of use assets obtained in exchange for operating lease obligations	$19,781	$7,022
Right of use assets obtained in exchange for finance lease obligations	$4,224	$1,669

Other information related to operating leases as follows:
Weighted average remaining lease term	10.44 years	11.17 years
Weighted average discount rate	7.25%	7.35%

Other information related to financing leases as follows:
Weighted average remaining lease term	12.22 years	11.79 years
Weighted average discount rate	4.96%	4.74%

5. Goodwill and Intangible Assets
The following table presents goodwill as of July 12, 2020 and December 29, 2019 (in thousands):

Balance, December 29, 2019	$96,397
Foreign currency translation adjustment	(983)
Goodwill impairment(1)	(95,414)
Balance, July 12, 2020	$—
———————————————————
(1) See Note 2, COVID-19 Pandemic, for further discussion of goodwill impairment recognized during the twenty-eight weeks ended July 12, 2020.

The following table presents intangible assets as of July 12, 2020 and December 29, 2019 (in thousands):

	July 12, 2020			December 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$50,584	$(36,192)	$14,392	$53,336	$(35,896)	$17,440
Leasehold interests	13,001	(9,056)	3,945	13,001	(8,794)	4,207
Liquor licenses and other	10,633	(9,893)	740	10,737	(9,869)	868
	$74,218	$(55,141)	$19,077	$77,074	$(54,559)	$22,515
Indefinite-lived intangible assets:
Liquor licenses and other	$7,460	$—	$7,460	$7,460	$—	$7,460
Intangible assets, net	$81,678	$(55,141)	$26,537	$84,534	$(54,559)	$29,975

6. (Loss) Earnings Per Share
Basic (loss) earnings per share amounts are calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted (loss) earnings per share reflect the potential dilution that could occur if holders of options exercised their options into common stock.
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019	July 12, 2020	July 14, 2019
Basic weighted average shares outstanding	13,741	12,970	13,262	12,969
Dilutive effect of stock options and awards	—	73	—	78
Diluted weighted average shares outstanding	13,741	13,043	13,262	13,047

Awards excluded due to anti-dilutive effect on diluted earnings per share	865	378	317	457

7. Other Charges
Other charges consist of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019	July 12, 2020	July 14, 2019
Goodwill impairment	$—	$—	$95,414	$—
Restaurant asset impairment	5,281	14,064	20,779	14,064
Restaurant closure and refranchising costs	7,602	1,001	9,008	1,305
Litigation contingencies	—	—	4,500	—
Board and stockholder matter costs	967	1,152	2,449	1,152
Severance and executive transition	—	370	881	2,364
COVID-19 related costs	651	—	849	—
Executive retention	—	260	—	360
Other charges	$14,501	$16,847	$133,880	$19,245
The Company recognized non-cash impairment charges related to goodwill and assets at 10 and 34 Company-owned restaurants during the twelve and twenty-eight weeks ended July 14, 2020 resulting from quantitative impairment analyses; see Note 2, COVID-19 Pandemic, for further discussion. Non-cash impairment charges resulting from restaurant closures are included within Restaurant closure and refranchising costs.
Restaurant closure and refranchising costs include the restaurant operating costs of the 35 Company-owned restaurants that remained temporarily closed due to the COVID-19 pandemic.
Litigation contingencies include legal settlement costs related to two class action employment cases.
Severance and executive transition in 2020 primarily relates to severance costs associated with the reduction in force of restaurant support center Team Members.
COVID-19 related costs include the costs of purchasing personal protective equipment for restaurant Team Members and Guests and emergency sick pay provided to restaurant Team Members during the pandemic.
8. Borrowings
Total borrowings as of July 12, 2020 and December 29, 2019 were $207.5 million and $206.9 million. As of July 12, 2020, the current portion of long-term borrowings was $9.7 million; no borrowings as of December 29, 2019 were classified as current.
On January 10, 2020, the Company replaced its prior credit facility with a new Amended and Restated Credit Agreement (the "Credit Facility") which provides for a $161.5 million revolving line of credit and a $138.5 million term loan, which requires quarterly principal payments at a rate of 7.0% per annum of the original principal balance, for a total borrowing capacity of $300 million. Borrowings under the Credit Facility are subject to interest rates based on the London Interbank Offered Rate ("LIBOR"). The publication of LIBOR is expected to discontinue in December 2021, however, we anticipate an amended credit agreement will be executed at the new applicable interest rate. The Credit Facility will mature on January 10, 2025.
On May 29, 2020, the Company entered into the First Amendment to the Credit Agreement and Waiver (the "Amendment") which set forth the following: increased pricing under the Credit Facility, waiver of the lease adjusted leverage covenant ratio ("LALR ratio") and fixed charge coverage covenant ratio ("FCC ratio") for the remainder of fiscal year 2020, adjustments allowable during the first three fiscal quarters of 2021 to the LALR ratio, including increasing the maximum LALR ratio permitted and allowing the use of a seasonally adjusted annualized consolidated EBITDA in the LALR ratio calculation, and to the FCC ratio, including only being calculated for applicable periods since the beginning of 2021, and added various other additional covenant requirements. The covenant relief in the Amendment was contingent on the Company raising capital of at least $25 million. As a result of the Amendment, the Company repaid $59 million on the revolving line of credit such that the amount of the Company's consolidated cash on hand did not exceed $30 million as of the Amendment Effective Date; paid certain customary amendment fees to lenders and advisors totaling approximately $1.9 million, which were capitalized as deferred loan fees and will be amortized over the remaining term of the Credit Facility; and issued 2.6 million shares of common stock raising proceeds of $28.7 million, net of stock issuance costs, which were used to pay down the revolving line of credit as required by the Amendment.

As of July 12, 2020, the Company had outstanding borrowings under the Credit Facility of $206.6 million, in addition to amounts issued under letters of credit of $7.5 million. The amounts issued under letters of credit reduce the amount available under the facility but were not recorded as debt. As of December 29, 2019, the Company had outstanding borrowings under the prior credit facility of $206.0 million, in addition to amounts issued under letters of credit of $7.5 million.
Loan origination costs associated with the Credit Facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $3.7 million and $1.0 million as of July 12, 2020 and December 29, 2019.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying condensed consolidated balance sheets as of July 12, 2020 and December 29, 2019 (in thousands):

	July 12, 2020	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,022	$6,022	$—	$—
Total assets measured at fair value	$6,022	$6,022	$—	$—

	December 29, 2019	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$7,337	$7,337	$—	$—
Total assets measured at fair value	$7,337	$7,337	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of July 12, 2020, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 2, COVID-19 Pandemic, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement. Based on our restaurant asset impairment analyses during fiscal year 2020, we impaired long-lived assets at 34 Company-owned restaurants with carrying values of $58 million. We determined the fair value of these long-lived restaurant assets to be $34.9 million.
See Note 2, COVID-19 Pandemic, for discussion of the first quarter 2020 nonrecurring fair value measurement of goodwill and related impairment charges.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying condensed consolidated balance sheets. Due to market interest rates decreasing during the second fiscal quarter of 2020, the Company determined the carrying value of the liability under its Credit Facility did not approximate fair value. The carrying value and fair value of the Credit Facility as of July 12, 2020 were $206.6 million and $217.6 million. As of December 29, 2019, the carrying value of the Credit Facility approximated fair value as the interest rate on the instrument approximated current market rates. The interest rate on the Credit Facility represents a level 2 fair value input.

10. Commitments and Contingencies
On July 14, 2017, a current hourly employee filed a class action lawsuit alleging that the Company failed to provide required meal breaks and rest periods and failed to reimburse business expenses, among other claims. The case is styled Manuel Vigueras v. Red Robin International, Inc. and is currently pending before the United States District Court in Santa Ana, California. In a related action, on September 21, 2017, a companion case, styled Genny Vasquez v. Red Robin International, Inc. was filed and is currently pending in California Superior Court in Santa Ana, California and involves claims under the California Private Attorneys' General Act that partially overlap the claims made in the Vigueras matter. In the first quarter of 2020, the Company reached a tentative settlement agreement resolving all claims and the cost of class administration in both cases for an aggregate $8.5 million. The Company is in the process of finalizing the settlement agreement, which will then be submitted to the court for approval. Court approval is required before any settlement agreement between the parties becomes final. An additional $4.5 million was accrued to reach the $8.5 million settlement amount during the first fiscal quarter of 2020. Amounts recorded in the periods presented for litigation contingencies are disclosed in Note 7, Other Charges.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2020 and 2019 refer to the twelve and twenty-eight weeks ended July 12, 2020 and July 14, 2019, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 552 locations in North America. As of July 12, 2020, the Company owned 450 restaurants located in 38 states. The Company also had 102 franchised full-service restaurants in 16 states and one Canadian province as of July 12, 2020. The Company operates its business as one operating and one reportable segment.
COVID-19 Pandemic
Due to the novel coronavirus ("COVID-19") pandemic, we have navigated and continue to navigate an unprecedented time for our business and industry as we collectively work to maintain the stable operation of our business. During the second quarter of 2020, we began re-opening dining rooms at Company-owned restaurants in accordance with local limits with re-opened restaurants operating at no higher than 50% occupant capacity. Re-opening our dining rooms was executed with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind with strict adherence to US Centers for Disease Control ("CDC"), state, and local guidelines as our top priority. Our continued focus during the COVID-19 pandemic on delivering best-in-class hospitality has resulted in improved average weekly net sales per restaurant and record high Guest satisfaction scores since the onset of the pandemic in early March.
We have remained focused on expanding seating capacity, retaining off-premise sales levels, and consistently delivering a great Guest experience. Outdoor seating has been recently expanded beyond our patios where possible, and restaurants are piloting partitions between tables inside our dining rooms. We are also actively requiring Guests to wear face coverings at all locations while entering, exiting, and walking around our restaurants and providing face masks for Guests who arrive without one to ensure we are enabling the mutual safety of our Guests and Team Members.
As our dining rooms have re-opened, sales and the Guest experience have been positively impacted by the accelerated implementation of our new Total Guest Experience ("TGX") hospitality model, coupled with strong adherence to health and safety standards. Notably, restaurants with re-opened dining rooms are retaining meaningful off-premise sales, demonstrating the enduring and growing popularity of Red Robin for off-premise occasions.
Relevant year-to-date highlights as of August 9, 2020 include:
•Preliminary average net sales per restaurant of $38,031 for the week ended August 9, 2020;
•Preliminary average net sales per restaurant for restaurants with re-opened indoor dining rooms was $39,808 for the week ended August 9, 2020;
•Expected average cash burn rate of approximately $2 million per week for the third fiscal quarter, including the impact of increased occupancy payments compared to the second fiscal quarter; and
•More than $103 million in total liquidity, including cash and cash equivalents and available borrowing capacity under our revolving line of credit.
Now that we have operated under COVID-19 conditions for approximately five months and with increased liquidity from our recent equity raise through an at-the-market offering program and increased administrative and restaurant-level cost efficiencies, we are resuming efforts to opportunistically implement certain elements of our strategic plan that we had previously put on hold as a result of the pandemic. We believe that the actions we have taken in response to COVID-19 will be sufficient to fund our lease obligations, capital expenditures, and working capital needs for the next 12 months and foreseeable future. Our strategic plan will enable Red Robin to turnaround and transform the business in the long-term through delivering best-in-class execution, including implementing our TGX hospitality model, rolling out Donatos® Pizza, and enhancing our technological and digital capabilities to drive increased Guest engagement and frequency with our brand.

All of our re-opened dining rooms operate with our new TGX hospitality model, which elevates levels of hospitality with servers dedicating more time in the dining room attending to and engaging with Guests while supported by a server partner. The use of handheld point-of-sale devices is critical to sending food orders to our kitchens and beverage orders to our server partners, ensuring speed of service, high quality food, and more attentive beverage and bottomless refills. Additionally, we are particularly focused on our ability to execute a great off-premise experience through improving the accuracy of promise times for order pick-up and delivery. We have put in place improved organization and process flow for off-premise orders, more convenient order pick up options, and dedicated assembly workspaces that can expand during peak periods. With these measures in place, we are confident that we are delivering an elevated restaurant experience that differentiates Red Robin from the competition.
The Company has been required to re-close dining rooms since the release of our first quarter earnings at numerous Company-owned restaurants, including 53 indoor dining rooms in California due to a state mandate in early July, from the effects of increased COVID-19 cases in certain states and localities. Since these closures in early July, our average weekly net sales per restaurant has increased through the week ended August 9, 2020 even as these indoor dining rooms have remained closed.
Each of our franchisees has re-opened their restaurants as of the end of our second fiscal quarter, and no franchise restaurants have permanently closed because of the COVID-19 pandemic. During the latter half of our second fiscal quarter, we began charging and collecting partial royalty payments and advertising contributions from our franchisees. Abated royalty payments and advertising contributions will not be collected by the Company.
Since the release of our first quarter earnings, net comparable restaurant revenue and average net sales per restaurant through the week ended August 9, 2020 are as follows:

	Week ended
Company-owned Restaurants(3)	14-Jun	21-Jun	28-Jun	5-Jul	12-Jul	19-Jul	26-Jul	2-Aug	9-Aug
Weekly Net Comparable Restaurant Revenues	(35.5)%	(27.4)%	(30.4)%	(33.9)%	(33.9)%	(35.9)%	(34.3)%	(35.4)%	(32.8)%
Average Net Sales per Restaurant	$38,259	$40,596	$38,471	$33,938	$34,731	$35,164	$36,783	$37,239	$38,031
# of Comparable Company-operated Restaurants(1)	413	413	413	413	413	413	412	412	412
———————————————————
(1) Comparable restaurants are those Company-owned restaurants that have operated five full quarters as of the fiscal week presented. Restaurant count shown is as of the end of the fiscal week presented.
As of August 9, 2020, the Company has re-opened 346 indoor dining rooms with limited capacity, representing approximately 84% of currently open Company-owned restaurants. Notably, these restaurants have on average maintained off-premise sales that are approximately 40% of sales mix after re-opening dining rooms. As of August 9, 2020, the Company has re-opened three and permanently closed five of our 35 restaurants that were temporarily closed due to the COVID-19 pandemic. For the 27 remaining restaurants that are still temporarily closed as of August 9, 2020, we will continue to evaluate the potential timing of re-opening these locations. Restaurant operating level expenses incurred for these restaurants during the closures has been recorded in Restaurant closure and refranchising costs in Other charges; see Note 7, Other Charges, in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Net comparable restaurant revenue and average net sales per Company-owned restaurant with re-opened indoor dining rooms through the week ended August 9, 2020 is as follows:

	Week ended
Re-opened Company-owned Restaurant Indoor Dining Rooms(3)	14-Jun	21-Jun	28-Jun	5-Jul	12-Jul	19-Jul	26-Jul	2-Aug	9-Aug
Weekly Net Comparable Restaurant Revenues	(27.0)%	(22.4)%	(26.3)%	(29.7)%	(28.4)%	(30.5)%	(29.5)%	(30.4)%	(27.9)%
Average Net Sales per Restaurant	$42,271	$44,134	$40,834	$35,592	$36,845	$37,380	$38,393	$39,058	$39,808
# of Comparable Company-operated Restaurants(2)	336	359	385	328	336	349	350	348	346
———————————————————
(2) Net sales performance for Company-owned restaurants with re-opened indoor dining rooms for full fiscal week presented. Restaurant count is as of the end of the fiscal week presented.
(3) Net comparable restaurant revenues and average net sales per restaurant for weeks ending after July 12, 2020 are preliminary amounts.
Financial and Operational Highlights
The following summarizes the operational and financial highlights during the twelve weeks ended July 12, 2020:
•Restaurant revenue decreased $142.3 million, or 47.0%, to $160.1 million for the twelve weeks ended July 12, 2020, as compared to the twelve weeks ended July 14, 2019, due to a $112.8 million, or 41.4%, decrease in comparable restaurant revenue and a $29.5 million decrease primarily from closed restaurants.

•Restaurant revenue decreased $241.3 million, or 34.3%, to $461.6 million for the twenty-eight weeks ended July 12, 2020, as compared to the twenty-eight weeks ended July 14, 2019, due to a $186.9 million, or 29.7%, decrease in comparable restaurant revenue and a $54.4 million decrease primarily from closed restaurants.
•Restaurant operating costs, as a percentage of restaurant revenue, increased 1,620 basis points to 98.0% for the twelve weeks ended July 12, 2020, as compared to 81.8% for the twelve weeks ended July 14, 2019. The increase was due to higher cost of sales, labor costs, other operating costs, and occupancy costs as a percentage of restaurant revenue. The drivers within cost of sales included an increase in ground beef prices, partially offset by discounts and lower waste. The drivers within labor costs included sales deleverage and higher hourly wage and benefit rates driven by shifting labor mix in support of our off-premise operating model, partially offset by lower restaurant manager incentive compensation. The drivers within other operating costs included higher third-party delivery fees driven by higher off-premise sales volume and sales deleverage impacts on restaurant supply, utility, and technology costs, partially offset by a decrease in restaurant maintenance costs. The drivers within occupancy costs included sales deleverage impacts on rent expense and other real estate costs.
•Restaurant operating costs, as a percentage of restaurant revenue, increased 1,190 basis points to 93.6% for the twenty-eight weeks ended July 12, 2020, as compared to 81.7% for the twenty-eight weeks ended July 14, 2019. The increase was due to higher cost of sales, labor costs, other operating costs, and occupancy costs as a percentage of restaurant revenue. The drivers within cost of sales included an increase in ground beef prices. The drivers within labor costs included sales deleverage and higher hourly wage and benefit rates driven by shifting labor mix in support of our off-premise operating model, partially offset by lower restaurant manager incentive compensation. The drivers within other operating costs included higher third-party delivery fees driven by higher off-premise sales volume and sales deleverage impacts on restaurant supply, utility, and technology costs, partially offset by a decrease in restaurant maintenance costs. The drivers within occupancy costs included sales deleverage impacts on rent expense and general liability and other real estate costs.
•Net loss was $56.3 million for the twelve weeks ended July 12, 2020 compared to net income of $1.0 million for the twelve weeks ended July 14, 2019. Diluted loss per share was $4.09 for the twelve weeks ended July 12, 2020, as compared to diluted earnings per share of $0.08 for the twelve weeks ended July 14, 2019. Excluding costs per diluted share included in Other charges of $0.41 for restaurant closure and refranchising costs, $0.28 for restaurant asset impairment, $0.05 for board and stockholder matters costs, and $0.04 for COVID-19 related costs, adjusted loss per diluted share for the second quarter ended July 12, 2020, was $3.31. Excluding costs per diluted share included in Other charges of $0.80 for restaurant asset impairment, $0.07 for board and stockholder matters costs, $0.05 for restaurant closure and refranchising costs, $0.02 for severance and executive transition, and $0.01 for executive retention, adjusted earnings per diluted share for the twelve weeks ended July 14, 2019 was $1.03.
•Net loss was $230.6 million for the twenty-eight weeks ended July 12, 2020 compared to net income of $1.6 million for the twenty-eight weeks ended July 14, 2019. Diluted loss per share was $17.38 for the twenty-eight weeks ended July 12, 2020, as compared to diluted earnings per share of $0.12 for the twenty-eight weeks ended July 14, 2019. Excluding costs per diluted share included in Other charges of $5.32 for goodwill impairment, $1.16 for restaurant asset impairment, $0.51 for restaurant closure and refranchising costs, $0.25 for litigation contingencies, $0.13 for board and stockholder matters costs, $0.05 for severance and executive transition, and $0.05 for COVID-19 related costs, adjusted loss per diluted share for the twenty-eight weeks ended July 12, 2020 was $9.91. Excluding costs per diluted share included in Other charges of $0.80 for restaurant asset impairment, $0.13 for severance and executive transition, $0.08 for restaurant closure and refranchising costs, $0.07 for board and stockholder matters costs, and $0.02 for executive retention, adjusted earnings per diluted share for the twenty-eight weeks ended July 14, 2019 was $1.22.
•We believe the non-GAAP measure of adjusted (loss) earnings per share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP.
•Marketing - Our Red Robin Royalty™ loyalty program operates in all our U.S. Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our Guests through Red Robin Royalty with offers designed to increase frequency of visits as a key part of our overall marketing strategy. Our media buying approach has pivoted to prioritize digital, social, and owned channels including our website and email to effectively target and reach our Guests.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019	July 12, 2020	July 14, 2019
Company-owned:
Beginning of period	452	483	454	484
Closed during the period(1)	(2)	(11)	(4)	(12)
End of period	450	472	450	472
Franchised:
Beginning of period	102	89	102	89
Opened during the period	—	1	—	1
End of period	102	90	102	90
Total number of restaurants	552	562	552	562
________________________________________________________
(1) In addition to the permanent closures during the twelve and twenty-eight weeks ended July 12, 2020, 35 Company-owned restaurants remained temporarily closed due to the COVID-19 pandemic.

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019	July 12, 2020	July 14, 2019
Revenues:
Restaurant revenue	99.4%	98.2%	98.8%	97.9%
Franchise and other revenues	0.6	1.8	1.2	2.1
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.2	23.9	23.7	23.6
Labor	39.2	35.2	39.3	35.5
Other operating	21.6	14.3	18.8	14.0
Occupancy	13.0	8.4	11.8	8.6
Total restaurant operating costs	98.0	81.8	93.6	81.7
Depreciation and amortization	12.8	6.9	10.5	6.9
Selling, general and administrative	12.2	11.4	13.1	11.6
Pre-opening and acquisition costs	—	—	—	—
Other charges	9.0	5.5	28.7	2.7
Loss from operations	(31.4)	(4.2)	(44.7)	(1.3)

Interest expense, net and other	1.2	0.7	1.1	0.8
Loss before income taxes	(32.6)	(4.9)	(45.8)	(2.1)
Income tax provision (benefit)	2.3	(5.2)	3.5	(2.3)
Net (loss) income	(34.9)%	0.3%	(49.4)%	0.2%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Revenues in thousands)	July 12, 2020	July 14, 2019	Percent Change	July 12, 2020	July 14, 2019	Percent Change
Restaurant revenue	$160,144	$302,418	(47.0)%	$461,578	$702,902	(34.3)%
Franchise royalties, fees and other revenue	978	5,563	(82.4)%	5,609	14,945	(62.5)%
Total revenues	$161,122	$307,981	(47.7)%	$467,187	$717,847	(34.9)%
Average weekly sales volumes in Company-owned restaurants	$32,287	$52,907	(39.0)%	$37,915	$52,272	(27.5)%
Total operating weeks	4,960	5,716	(13.2)%	12,174	13,447	(9.5)%
Net sales per square foot	$62	$102	(39.5)%	$171	$236	(27.5)%
Restaurant revenue for the twelve weeks ended July 12, 2020, which comprises primarily of food and beverage sales, decreased $142.3 million, or 47.0%, as compared to second quarter 2019. The decrease was due to a $112.8 million, or 41.4%, decrease in comparable restaurant revenue and a $29.5 million decrease primarily from closed restaurants. The comparable restaurant revenue decrease was driven by a 38.5% decrease in Guest count and a 2.9% decrease in average Guest check. The decrease in Guest count was primarily driven by a 36.2% decrease caused by the COVID-19 pandemic. The decrease in average Guest check resulted from a 5.7% decrease in menu mix, partially offset by a 2.2 % increase in pricing and a 0.6 % increase from lower discounting. The decrease in menu mix was primarily driven by limited dining room capacity at re-opened restaurants and operating off-premise only at restaurants with temporarily closed dining rooms, resulting in lower sales of beverages and Finest burgers. Off-premise sales increased 208.7% and comprised 63.8% of total food and beverage sales during the second quarter of 2020.
Restaurant revenue for the twenty-eight weeks ended July 12, 2020, decreased $241.3 million or 34.3%, as compared to the twenty-eight weeks ended July 14, 2019. The decrease was due to a $186.9 million, or 29.7%, decrease in comparable restaurant revenue and a $54.4 million decrease primarily from closed restaurants. The comparable restaurant revenue decrease was driven by a 28.5% decrease in Guest count and a 1.2% decrease in average Guest check. The decrease in Guest count was primarily driven by a 28.2% decrease caused by the COVID-19 pandemic. The decrease in average Guest check resulted from a 3.4% decrease in menu mix, partially offset by a 1.8 % increase in pricing and a 0.4 % increase from lower discounting. The decrease in menu mix was primarily driven by limited dining room capacity at re-opened restaurants and operating off-premise only at restaurants with temporarily closed dining rooms, resulting in lower sales of beverages and Finest burgers. Off-premise sales increased 141.3% and comprised 39.7% of total food and beverage sales during the twenty-eight weeks ended July 12, 2020.
Average weekly sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. The 35 temporarily closed Company-owned restaurants were not included in the comparable base for the twelve and twenty-eight weeks ended July 12, 2020. New restaurants are restaurants that are open but not included in the comparable category because they have not operated for five full quarters. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period and the average square footage of our restaurants. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total adjusted square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue decreased $4.6 million for the twelve weeks ended July 12, 2020 compared to the twelve weeks ended July 14, 2019 due to the temporary abatement of all franchisee royalty and advertising contribution payments in response to COVID-19's effect on our franchise operations. During the latter half of our second fiscal quarter, however, we resumed charging and collecting partial royalty payments and advertising contributions from our franchisees. Our franchisees reported a comparable restaurant revenue decrease of 41.0% for the twelve weeks ended July 12, 2020 compared to the same period in 2019.
Franchise and other revenue decreased $9.3 million for the twenty-eight weeks ended July 12, 2020 compared to the twenty-eight weeks ended July 14, 2019 due to the temporary abatement of franchisee royalty and advertising contribution payments in response to COVID-19's effect on our franchise operations. During the latter half of our second fiscal quarter, however, we resumed charging and collecting partial royalty payments and advertising contributions from our franchisees. Our franchisees reported a comparable restaurant revenue decrease of 31.3% for the twenty-eight weeks ended July 12, 2020 compared to the same period in 2019.

Cost of Sales

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2020	July 14, 2019	Percent Change	July 12, 2020	July 14, 2019	Percent Change
Cost of sales	$38,780	$72,387	(46.4)%	$109,206	$166,102	(34.3)%
As a percent of restaurant revenue	24.2%	23.9%	0.3%	23.7%	23.6%	0.1%
Cost of sales, which comprises of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 30 basis points for the twelve weeks ended July 12, 2020 as compared to the same period in 2019. The increase was primarily driven by higher ground beef prices, partially offset by discounts and lower waste. Cost of sales as a percentage of restaurant revenue increased 10 basis points for the twenty-eight weeks ended July 12, 2020 as compared to the same period in 2019. The increase was mainly driven by higher ground beef prices.
Labor

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2020	July 14, 2019	Percent Change	July 12, 2020	July 14, 2019	Percent Change
Labor	$62,742	$106,538	(41.1)%	$181,308	$249,432	(27.3)%
As a percent of restaurant revenue	39.2%	35.2%	4.0%	39.3%	35.5%	3.8%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 12, 2020, labor as a percentage of restaurant revenue increased 400 basis points compared to the same period in 2019. The increase was primarily due to sales deleverage and higher hourly wage and benefit rates driven by shifting labor mix in support of our off-premise operating model, partially offset by lower restaurant manager incentive compensation. For the twenty-eight weeks ended July 12, 2020, labor as a percentage of restaurant revenue increased 380 basis points compared to the same period in 2019. The increase was primarily driven by sales deleverage and higher hourly wage and benefit rates driven by shifting labor mix in support of our off-premise operating model, partially offset by lower restaurant manager incentive compensation.
Other Operating

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2020	July 14, 2019	Percent Change	July 12, 2020	July 14, 2019	Percent Change
Other operating	$34,663	$43,000	(19.4)%	$86,954	$98,565	(11.8)%
As a percent of restaurant revenue	21.6%	14.3%	7.3%	18.8%	14.0%	4.8%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended July 12, 2020, other operating costs as a percentage of restaurant revenue increased 730 basis points as compared to the same period in 2019. The increase was primarily due to higher third-party delivery fees driven by higher off-premise sales volumes and sales deleverage impacts on restaurant supply, utility, and technology costs, partially offset by a decrease in restaurant maintenance costs. For the twenty-eight weeks ended July 12, 2020, other operating costs as a percentage of restaurant revenue increased 480 basis points as compared to the same period in 2019. The increase was primarily due to higher third-party delivery fees driven by higher off-premise sales volumes and sales deleverage impacts on restaurant supply, utility, and technology costs, partially offset by a decrease in restaurant maintenance costs.

Occupancy

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2020	July 14, 2019	Percent Change	July 12, 2020	July 14, 2019	Percent Change
Occupancy	$20,758	$25,458	(18.5)%	$54,415	$60,478	(10.0)%
As a percent of restaurant revenue	13.0%	8.4%	4.6%	11.8%	8.6%	3.2%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended July 12, 2020, occupancy costs as a percentage of restaurant revenue increased 460 basis points compared to the same period in 2019 primarily due to sales deleverage impacts on rent expense and other real estate costs. For the twenty-eight weeks ended July 12, 2020, occupancy costs as a percentage of restaurant revenue increased 320 basis points compared to the same period in 2019 primarily due to sales deleverage impacts on rent expense and general liability and other real estate costs.
Our fixed rents for the twelve weeks ended July 12, 2020 and July 14, 2019 were $14.7 million and $17.0 million, a decrease of $2.3 million due to permanent restaurant closures. Our fixed rents for the twenty-eight weeks ended July 12, 2020 and July 14, 2019 were $36.3 million and $40.2 million, a decrease of $3.9 million due permanent restaurant closures.
Depreciation and Amortization

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2020	July 14, 2019	Percent Change	July 12, 2020	July 14, 2019	Percent Change
Depreciation and amortization	$20,560	$21,369	(3.8)%	$48,880	$49,807	(1.9)%
As a percent of total revenues	12.8%	6.9%	5.9%	10.5%	6.9%	3.6%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve week periods ended July 12, 2020, depreciation and amortization expense as a percentage of revenue increased 590 basis points over the same period in 2019 primarily due to sales deleverage. For the twenty-eight weeks ended July 12, 2020, depreciation and amortization expense as a percentage of revenue increased 360 basis points over the same period in 2019 primarily due to sales deleverage.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2020	July 14, 2019	Percent Change	July 12, 2020	July 14, 2019	Percent Change
Selling, general, and administrative	$19,697	$35,234	(44.1)%	$61,199	$83,350	(26.6)%
As a percent of total revenues	12.2%	11.4%	0.8%	13.1%	11.6%	1.5%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended July 12, 2020 decreased $15.5 million, or 44.1%, as compared to the same period in 2019. The decrease was primarily due to decreased national and local media spend, decreased Team Member salaries and wages resulting from the reduction in force and temporary salary reductions, and decreased Team Member benefits, travel and entertainment, professional services, and gift card related costs. For the twenty-eight weeks ended July 12, 2020, selling, general, and administrative costs decreased $22.2 million, or 26.6%, as compared to the same period in 2019. The decrease was primarily related to a decrease in national and local media spend, decreased Team Member salaries and wages resulting from the reduction in force and temporary salary reductions, and decreased Team Member benefits, travel and entertainment, professional services, gift card, and project related general and administrative costs.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 12, 2020	July 14, 2019	Percent Change	July 12, 2020	July 14, 2019	Percent Change
Pre-opening costs	$3	$—	—%	$156	$319	(51.1)%
As a percent of total revenues	—%	—%	—%	—%	—%	—%
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
We incurred minimal pre-opening costs during the twelve and twenty-eight weeks ended July 12, 2020 related to the rollout of Donatos®. Prior to the COVID-19 pandemic, we purchased Donatos® equipment for the Seattle market, including approximately 31 restaurants. We currently plan to resume our rollout of Donatos® in this legacy market by the end of the year. The Company will resume its phased system-wide rollout of Donatos® beginning in 2021.
Goodwill
We performed a goodwill impairment analysis during the first quarter of 2020 resulting in full impairment of our goodwill balance totaling $95.4 million. The goodwill impairment is included in Other charges on the condensed consolidated statements of operations and comprehensive (loss) income for the twenty-eight weeks ended July 12, 2020 and was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.
Restaurant Assets
During the twelve weeks ended July 12, 2020, the Company recognized $5.3 million of impairment related to restaurant assets included in Other charges on the condensed consolidated statements of operations and comprehensive (loss) income resulting from the continuing and projected future results of 6 Company-owned restaurants. Restaurant asset impairment of $2.3 million was related to 4 closed Company-owned restaurants and included in Restaurant closure and refranchising costs in Note 7, Other Charges. Additional restaurant asset impairment was recognized during the twelve weeks ended July 12, 2020 due to changes in management's forecast. Although current fiscal year to date results continue to align with management's forecast, the increase in reported COVID-19 cases across the United States and factors associated with the pandemic have changed management's expectation on the timing of the Company's recovery and projected results in future fiscal periods at certain restaurants. If reported COVID-19 cases continue to increase or other factors associated with the pandemic continue to develop, management's forecast could change in future periods requiring additional restaurant asset impairment.
The Company recognized $15.5 million of impairment related to restaurant assets during the first quarter of 2020 resulting from the continuing and projected future results of 24 Company-owned restaurants. The restaurant asset impairment is included in Other charges on the condensed consolidated statements of operations and comprehensive (loss) income for the twenty-eight weeks ended July 12, 2020.
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

Interest Expense, Net and Other
Interest expense, net and other was $2.0 million for the twelve weeks ended July 12, 2020, a decrease of $0.2 million, or 9.1%, compared to the same period in 2019. The decrease was primarily related to a lower weighted average interest rate, partially offset by a higher average outstanding debt balance compared to the same period in 2019. Our weighted average interest rate was 4.2% for the twelve weeks ended July 12, 2020 as compared to 5.2% for the same period in 2019.
Interest expense, net and other was $5.3 million for the twenty-eight weeks ended July 12, 2020, a decrease of $0.1 million, or 1.9%, compared to the same period in 2019. The decrease was primarily related to a lower weighted average interest rate, partially offset by a higher average outstanding debt balance compared to the same period in 2019. Our weighted average interest rate was 4.2% for the twenty-eight weeks ended July 12, 2020 as compared to 5.0% for the same period in 2019.
Provision for Income Taxes
The effective tax rate for the twelve weeks ended July 12, 2020 was a 7.0% expense, compared to a 106.5% benefit for the twelve weeks ended July 14, 2019. The effective tax rate for the twenty-eight weeks ended July 12, 2020 was a 7.7% expense, compared to a 110.9% benefit for the same period in 2019. The increase in tax expense for both the twelve and twenty-eight weeks ended July 12, 2020 is primarily due to a decrease in current year tax credits and the recognition of a valuation allowance on our tax credit deferred tax asset, partially offset by a decrease in income and favorable rate impact of net operating loss ("NOL") carrybacks allowed as part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which could generate projected cash tax refunds in the range of $14 million to $17 million within the next 12 months.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the future reversals of existing deferred tax liabilities and projected future taxable income, including whether future originating deductible temporary differences are likely to be realized. The Company generates FICA tip credits based on revenue of the Company which can be utilized to offset 75% of taxes payable and may be carried forward for a period of 20 years to the extent they are not utilized in the year they are generated. As a result of the anticipated NOLs in 2019 and the projected NOLs in 2020 as permitted under the CARES Act, approximately $58 million of the previously utilized FICA tip tax credits will be reinstated. While the existing FICA tip credit carryforwards as of July 12, 2020 will be utilized based on projected future taxable income, they are anticipated to be replaced by originating FICA tip credits that are not projected to be utilized in the carry forward period. Therefore, through the twenty-eight weeks ended July 12, 2020, a $79 million valuation allowance has been established for the FICA tip credit carryforwards. $27 million of the valuation allowance was recognized during the twelve weeks ended July 12, 2020. To the extent future actual taxable income exceeds the current projections, the FICA tip credit carryforwards may become realizable and will require us to reassess our valuation allowance in the future.
Liquidity and Capital Resources
Cash and cash equivalents decreased $3.9 million to $26.1 million at July 12, 2020, from $30.0 million at the beginning of the fiscal year. As the Company continues to manage the impact of COVID-19, available cash will be used to provide operating liquidity. As of August 9, 2020, the Company had more than $103 million in total liquidity including cash and cash equivalents and available borrowing capacity under our revolving line of credit.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019
Net cash (used in) provided by operating activities	$(18,607)	$41,746
Net cash used in investing activities	(11,413)	(20,990)
Net cash provided by (used in) financing activities	26,369	(13,246)
Effect of exchange rate changes on cash	(256)	115
Net change in cash and cash equivalents	$(3,907)	$7,625

Operating Cash Flows
Net cash flows (used in) provided by operating activities decreased $60.4 million to $18.6 million for the twenty-eight weeks ended July 12, 2020. The changes in net cash (used in) provided by operating activities are primarily attributable to a $70.2 million decrease in profit from operations, as well as changes in working capital as presented in the condensed consolidated statements of cash flows.
Investing Cash Flows
Net cash flows used in investing activities decreased $9.6 million to $11.4 million for the twenty-eight weeks ended July 12, 2020, as compared to $21.0 million for the same period in 2019. The decrease is primarily due to decreased investment in restaurant technology, restaurant maintenance, and new restaurants and restaurant refreshes due to the COVID-19 pandemic.
The following table lists the components of our capital expenditures, net of currency translation effect, for the twenty-eight weeks ended July 12, 2020 and July 14, 2019 (in thousands):

	Twenty-Eight Weeks Ended
	July 12, 2020	July 14, 2019
Restaurant maintenance capital and other	$7,194	$8,331
Investment in technology infrastructure and other	4,262	11,862
New restaurants and restaurant refreshes	—	975
Total capital expenditures	$11,456	$21,168
Financing Cash Flows
Cash provided by (used in) financing activities increased $39.6 million to $26.4 million for the twenty-eight weeks ended July 12, 2020, as compared to the same period in 2019. The increase is due to cash proceeds received from the issuance of common stock, net of cash paid for stock issuance costs, of $29.7 million and a $13.1 million decrease in net draws made on long-term debt. The increase was partially offset by an increase of cash used for debt issuance costs and repurchases of the Company's common stock before the Company temporarily suspended the share repurchase program due to COVID-19. The net cash proceeds from issuance of common stock of $29.7 million do not include unpaid, accrued stock issuance costs of approximately $1.0 million.
Credit Facility
On January 10, 2020, the Company replaced its prior credit facility with a new five-year Amended and Restated Credit Agreement (the "Credit Facility") which provides for a $161.5 million revolving line of credit and a $138.5 million term loan, which requires quarterly principal payments at a rate of 7.0% per annum of the original principal balance, for a total borrowing capacity of $300 million. The interest rates of the revolving line of credit and term loans are based on the London Interbank Offered Rate ("LIBOR"). LIBOR is set to terminate in December 2021, however, we anticipate an amended credit agreement will be executed at the new applicable interest rate. See Note 8, Borrowings, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion.
As of July 12, 2020, the Company had outstanding borrowings under the Credit Facility of $206.6 million, of which $9.7 million was classified as current, in addition to amounts issued under letters of credit of $7.5 million. Amounts issued under letters of credit reduce the amount available under the Credit Facility but are not recorded as debt. As of July 12, 2020, the Company had $81.1 million of available borrowing capacity under its credit facility. Net repayments during the second quarter of 2020 totaled $83.4 million, and net draws during the twenty-eight weeks ended July 12, 2020 totaled $0.6 million.
Per the maximum cash balance limitation required in the First Amendment to the Credit Agreement and Waiver (the "Amendment") to our Credit Facility, the Company made a $59 million repayment on the revolving line of credit on May 29, 2020 such that the amount of the Company's consolidated cash on hand did not exceed $30 million. See Note 8, Borrowings, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Amendment.

Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. During the first quarter of 2020, we were not in compliance with our debt covenants due to the negative effects on our business from the COVID-19 pandemic. As a result, we entered into the Amendment to our Credit Facility, which waives compliance with the lease adjusted leverage ratio financial covenant ("LALR ratio") and fixed charge coverage ratio financial covenant ("FCC ratio") for the remainder of fiscal 2020 and allows adjustments during the first three fiscal quarters of 2021 to the LALR ratio, including increasing the maximum LALR ratio permitted and allowing the use of a seasonally adjusted annualized consolidated EBITDA in the LALR ratio calculation, and to the FCC ratio, including only being calculated for applicable periods since the beginning of 2021, providing the Company issued new equity (or convertible debt) generating net cash proceeds of at least $25 million on or before November 13, 2020. The equity issuance requirement was satisfied on June 17, 2020 as described below.
Going Concern - Substantial Doubt Resolved
As required by ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management has assessed the Company's ability to continue as a going concern for one year from the financial statement issuance date for the fiscal quarter ended July 12, 2020. On May 29, 2020, the Company obtained the Amendment to the Credit Facility. The Amendment provided relief from our existing events of default under the Credit Facility and provided covenant relief subject to the successful completion of a $25 million capital raise on or before November 13, 2020, as further disclosed in Note 8, Borrowings, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. As of the issuance date of our first quarter 2020 financial statements, the Company disclosed, as required under applicable accounting standards, that substantial doubt existed surrounding the Company's ability to meet its obligations within one year of the issuance date of the first quarter Form 10-Q because the capital raise was outside of management's control at the time.
On June 17, 2020, the Company issued 2.6 million shares of common stock raising proceeds of $28.7 million, net of stock issuance costs, through its at-the-market equity offering. The equity raise satisfied the terms of the Amendment, and management expects to remain in compliance with the Credit Facility covenants for at least twelve months from the issuance of the July 12, 2020 Form 10-Q. Management has concluded there is not a substantial doubt regarding the Company’s ability to continue as a going concern.
Debt Outstanding
Total debt outstanding increased $0.6 million to $207.5 million at July 12, 2020, from $206.9 million at December 29, 2019, due to net draws of $0.6 million on the Credit Facility during the twenty-eight weeks ended July 12, 2020.
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
However during fiscal year 2020, the Company has leveraged its Credit Facility and issuance of common stock to provide operating liquidity as compared to cash received from restaurant sales during the COVID-19 pandemic due to temporary restaurant dining room closures, re-opened dining rooms operating at limited capacity, and our increased reliance on off-premise sales. As the COVID-19 pandemic continues to negatively impact our business, the Company is closely monitoring the effects on our working capital deficit and continues to assess other sources of operating liquidity including, but not limited to, raising additional capital, pursuing additional lease concessions and deferrals, and further reductions of operating and capital expenditures.

Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through July 12, 2020, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of July 12, 2020, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company temporarily suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Amendment to our Credit Facility prohibiting us from repurchasing additional shares until the later of (a) the Company's delivery of a compliance certificate for the fiscal quarter ending on or about July 11, 2021 demonstrating compliance with the financial covenants then in effect or (b) the Company satisfying an agreed ratio under its Leverage Ratio Covenant for the most recently ended fiscal quarter or fiscal year, as applicable.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Labor cost inflation had a negative impact on our financial condition and results of operations during the twenty-eight weeks ended July 12, 2020. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor costs for the remainder of 2020.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 19, 2020, except for lease obligations as a result of contractual rent concessions negotiated by the Company during the fiscal quarter ended July 12, 2020. See the maturity of lease liabilities table in Note 4, Leases, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "estimate," "could," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements in this report include, among other things statements regarding: our financial performance, strategic plan and turnaround, marketing strategy and promotions; expected uses for available cash flow; capital investments; beliefs about the ability of our lenders to fulfill their lending commitments under our Credit Facility and about the sufficiency of future cash flows to satisfy any working capital deficit and planned capital expenditures; liquidity, the ability to meet financial covenant ratios in future periods, and the Company's ability to continue as a going concern for the next twelve months; impairments; projected cash tax refunds; the anticipated effects of inflation on labor and commodity costs; future performance including sales and off premise sales; preliminary results including weekly net comparable restaurant revenues and average net sales per restaurant; average cash burn rate and underlying assumptions including occupancy payments; expectations regarding dining room re-openings and closures; statements under the heading "COVID-19 Pandemic", anticipated rollout of Donato's® and the timing thereof; and the effect of the adoption of new accounting standards on our financial and accounting systems.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of July 12, 2020, we had $206.6 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.1 million on an annualized basis.
The Company's restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $3.0 million on an annualized basis.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management of the Company ("Management"), including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company's CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On July 14, 2017, a current hourly employee filed a class action lawsuit alleging that the Company failed to provide required meal breaks and rest periods and failed to reimburse business expenses, among other claims. The case is styled Manuel Vigueras v. Red Robin International, Inc. and is currently pending before the United States District Court in Santa Ana, California. In a related action, on September 21, 2017, a companion case, styled Genny Vasquez v. Red Robin International, Inc. was filed and is currently pending in California Superior Court in Santa Ana, California and involves claims under the California Private Attorneys' General Act that partially overlap the claims made in the Vigueras matter. In the first quarter of 2020, the Company reached a tentative settlement agreement resolving all claims and the cost of class administration in both cases for an aggregate $8.5 million. The Company is in the process of finalizing the settlement agreement, which will then be submitted to the court for approval. Court approval is required before any settlement agreement between the parties becomes final. An additional $4.5 million was accrued to reach the $8.5 million settlement amount during the Company's first fiscal quarter of 2020.
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
ITEM 1A.    Risk Factors
The risk factor below arose due to the COVID-19 pandemic. Additional risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the SEC on February 25, 2020. There have been no other material changes from the risk factors disclosed in the fiscal year 2019 10-K.
The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which has and could further materially adversely affect our operations and business and financial results. In addition, any other epidemic, disease outbreak, or public health emergency may result in similar adverse effects.
The novel coronavirus (COVID-19) pandemic has had a material adverse effect on our business. The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our restaurants, may make it more difficult to staff restaurants, cause an inability to obtain supplies, increase commodity costs, continue to cause partial or total closures of impacted restaurants, and could damage our reputation. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks, or public health emergencies will impact our business, liquidity, financial condition, and results of operations, depends on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; our ability to successfully navigate the impacts; government action, including restrictions on restaurant operations; and increased unemployment and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition, and results of operations.

We have been and could continue to be adversely affected by government restrictions on public gatherings, shelter-in-place orders, and limitations on operations of restaurants, including dine-in restrictions, and mandatory or voluntary closures or restrictions on hours of operations. Restaurants in the U.S. are currently under government mandates or guidelines to temporarily suspend operation or limit restaurant dine-in business in light of COVID-19. We are unable to predict when these measures may be further reduced, how quickly or if our operations will return to previous levels after the measures are scaled back, or if there will be additional future suspensions of operation for potential future waves of COVID-19 or another epidemic or public health emergency. While some of our restaurants have recently been able to re-open dining rooms, most of our restaurants are still heavily relying on an off-premise operating model, as dining rooms at re-opened restaurants have limiting occupancy. We have also implemented temporary restaurant closures, modified hours, reduced staff, and furloughed employees. These changes and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time. The COVID-19 pandemic as well as other epidemics, disease outbreaks, or public health emergencies may also materially adversely affect our ability to implement our strategic growth plans, including delays in the rollout of Donatos® pizza to additional restaurant locations, the implementation of technology platforms and technology solutions, restaurant remodels, and development of new restaurants in future years.
In an effort to preserve liquidity, we have and may continue to take certain actions with respect to some or all of our leases, including negotiating with landlords to obtain rent abatement, deferrals, or lease restructuring as well as continuing to make partial rent payments. We can provide no assurances that forbearance of any further lease obligations will be provided to us, or that, following the COVID-19 pandemic, we will be able to continue restaurant operations on the current terms of our existing leases, any of which could have an adverse effect on our business and results. In addition, we have received notices of default for some of our leases, and, in a small number of cases, notices of eviction or have had eviction proceedings commenced against us. We are actively responding to these notices or proceedings, however, we cannot be certain that our efforts will be successful, which could have an adverse impact on our operations.
As we previously announced, the Company was granted a debt covenant waiver through the end of fiscal year 2020 and relief through certain covenant ratio adjustments thereafter through the third fiscal quarter of 2021. However, the COVID-19 pandemic could continue to have an adverse effect on our business into fiscal year 2021 that could cause non-compliance with the prescribed covenants under relief. Under that circumstance, we could not provide assurance that the Company would be able to obtain a further covenant waiver or Credit Facility amendment. The Company could then experience an event of default under the Credit Facility and be unable to make additional borrowings on any undrawn amounts and be required to repay its then outstanding borrowings which could have a material adverse effect on the Company's liquidity, financial condition, results of operations, and ability to continue as a going concern.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twenty-eight weeks ended July 12, 2020, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during the second quarter of 2020. Our ability to repurchase shares is limited to conditions set forth by our lenders in the First Amendment to Credit Agreement and Waiver prohibiting us from repurchasing additional shares until the later of (a) the Company's delivery of a compliance certificate for the fiscal quarter ending on or about July 11, 2021 demonstrating compliance with the financial covenants then in effect or (b) the Company satisfying an agreed ratio under its Leverage Ratio Covenant for the most recently ended fiscal quarter or fiscal year, as applicable.

ITEM 6.    Exhibits

Exhibit Number	Description

10.1
First Amendment to Credit Agreement and Waiver, dated as of May 29, 2020, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the Guarantors, the Lenders party thereto and Wells Fargo, National Association, as administration agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2020.

10.2	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (as Amended). Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the SEC on April 8, 2020.

10.3
Distribution Agreement, dated as of June 16, 2020, by and between Red Robin Gourmet Burgers, Inc. and J.P. Morgan Securities LLC. Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2020.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 12, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 12, 2020 and December 29, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the twelve and twenty-eight weeks ended July 12, 2020 and July 14, 2019; (iii) Condensed Consolidated Statements of Stockholders' Equity at July 12, 2020 and July 14, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 12, 2020 and July 14, 2019; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 11, 2020	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)