Form 10-Q
period 2020-10-04
RED ROBIN GOURMET BURGERS INC
filed 2020-11-05
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2020

or

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
As of November 4, 2020, there were 15,541,851 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except for share amounts)	October 4, 2020	December 29, 2019
Assets:
Current assets:
Cash and cash equivalents	$27,367	$30,045
Accounts receivable, net	9,024	22,372
Inventories	24,496	26,424
Income tax receivable	63,066	5,308
Prepaid expenses and other current assets	11,652	21,338
Total current assets	135,605	105,487
Property and equipment, net	446,083	518,013
Right of use assets, net	415,948	426,248
Goodwill	—	96,397
Intangible assets, net	25,440	29,975
Other assets, net	10,195	61,460
Total assets	$1,033,271	$1,237,580
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$18,940	$33,040
Accrued payroll and payroll-related liabilities	26,878	35,221
Unearned revenue	42,564	54,223
Current portion of lease obligations	62,032	42,699
Current portion of long-term debt	9,692	—
Accrued liabilities and other	42,987	29,403
Total current liabilities	203,093	194,586
Long-term debt	206,375	206,875
Long-term portion of lease obligations	450,751	465,435
Other non-current liabilities	19,858	10,164
Total liabilities	880,077	877,060
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 and 17,851 shares issued; 15,548 and 12,923 shares outstanding as of October 4, 2020 and December 29, 2019	20	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of October 4, 2020 and December 29, 2019	—	—
Treasury stock 4,901 and 4,928 shares, at cost, as of October 4, 2020 and December 29, 2019	(199,908)	(202,313)
Paid-in capital	242,048	213,922
Accumulated other comprehensive loss, net of tax	(5,494)	(4,373)
Retained earnings	116,528	353,266
Total stockholders' equity	153,194	360,520
Total liabilities and stockholders' equity	$1,033,271	$1,237,580
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except for share amounts)	October 4, 2020	October 6, 2019	October 4, 2020	October 6, 2019
Revenues:
Restaurant revenue	$197,009	$289,862	$658,587	$992,764
Franchise and other revenues	3,469	4,360	9,078	19,305
Total revenues	200,478	294,222	667,665	1,012,069
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	46,037	69,017	155,243	235,119
Labor	74,344	104,870	255,652	354,302
Other operating	37,631	44,317	124,585	142,882
Occupancy	22,099	24,942	76,514	85,420
Depreciation and amortization	19,173	21,280	68,053	71,087
Selling, general, and administrative expenses	21,284	36,776	82,483	120,126
Pre-opening costs	89	—	245	319
Other charges	4,416	(1,757)	138,296	17,488
Total costs and expenses	225,073	299,445	901,071	1,026,743

Loss from operations	(24,595)	(5,223)	(233,406)	(14,674)
Other expense:
Interest expense, net and other	2,280	1,812	7,629	7,203
Loss before income taxes	(26,875)	(7,035)	(241,035)	(21,877)
Income tax benefit	(20,696)	(5,214)	(4,297)	(21,676)
Net loss	$(6,179)	$(1,821)	$(236,738)	$(201)
Loss per share:
Basic	$(0.40)	$(0.14)	$(16.98)	$(0.02)
Diluted	$(0.40)	$(0.14)	$(16.98)	$(0.02)
Weighted average shares outstanding:
Basic	15,540	12,959	13,945	12,967
Diluted	15,540	12,959	13,945	12,967

Other comprehensive income (loss):
Foreign currency translation adjustment	$9	$(262)	$(1,121)	$(185)
Other comprehensive income (loss), net of tax	9	(262)	(1,121)	(185)
Total comprehensive loss	$(6,170)	$(2,083)	$(237,859)	$(386)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2019	17,851	$18	4,928	$(202,313)	$213,922	$(4,373)	$353,266	$360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(39)	1,605	(1,388)	—	—	217
Acquisition of treasury stock	—	—	72	(1,635)	—	—	—	(1,635)
Non-cash stock compensation	—	—	—	—	712	—	—	712
Net loss	—	—	—	—	—	—	(174,298)	(174,298)
Other comprehensive loss	—	—	—	—	—	(1,147)	—	(1,147)
Balance, April 19, 2020	17,851	$18	4,961	$(202,343)	$213,246	$(5,520)	$178,968	$184,369
Issuance of common stock, $0.001 par value, net of stock issuance costs	2,598	2	—	—	28,723	—	—	28,725
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(59)	2,398	(2,228)	—	—	170
Non-cash stock compensation	—	—	—	—	1,071	—	—	1,071
Net loss	—	—	—	—	—	—	(56,261)	(56,261)
Other comprehensive income	—	—	—	—	—	17	—	17
Balance, July 12, 2020	20,449	$20	4,902	$(199,945)	$240,812	$(5,503)	$122,707	$158,091
Issuance of common stock, $0.001 par value, net of stock issuance costs	—	—	—	—	(7)	—	—	(7)
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(1)	37	(73)	—	—	(36)
Non-cash stock compensation	—	—	—	—	1,316	—	—	1,316
Net loss	—	—	—	—	—	—	(6,179)	(6,179)
Other comprehensive income	—	—	—	—	—	9	—	9
Balance, October 4, 2020	20,449	$20	4,901	$(199,908)	$242,048	$(5,494)	$116,528	$153,194
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2018	17,851	$18	4,880	$(201,505)	$212,752	$(4,801)	$376,341	$382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(32)	1,344	(1,204)	—	—	140
Acquisition of treasury stock	—	—	31	(974)	—	—	—	(974)
Non-cash stock compensation	—	—	—	—	477	—	—	477
Net income	—	—	—	—	—	—	639	639
Other comprehensive loss	—	—	—	—	—	(329)	—	(329)
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Balance, April 21, 2019	17,851	$18	4,879	$(201,135)	$212,025	$(5,130)	$361,808	$367,586
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(30)	1,208	(907)	—	—	301
Acquisition of treasury stock	—	—	17	(501)	—	—	—	(501)
Non-cash stock compensation	—	—	—	—	941	—	—	941
Net income	—	—	—	—	—	—	981	981
Other comprehensive income	—	—	—	—	—	406	—	406
Balance July 14, 2019	17,851	$18	4,866	$(200,428)	$212,059	$(4,724)	$362,789	$369,714
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(1)	37	(44)	—	—	(7)
Acquisition of treasury stock	—	—	29	(959)	—	—	—	(959)
Non-cash stock compensation	—	—	—	—	1,126	—	—	1,126
Net loss	—	—	—	—	—	—	(1,821)	(1,821)
Other comprehensive loss	—	—	—	—	—	(262)	—	(262)
Balance, October 6, 2019	17,851	$18	4,894	$(201,350)	$213,141	$(4,986)	$360,968	367,791
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Forty Weeks Ended
(in thousands)	October 4, 2020	October 6, 2019
Cash flows from operating activities:
Net loss	$(236,738)	$(201)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	68,053	71,087
Gift card breakage	(2,329)	(4,899)
Goodwill and restaurant asset impairment	116,193	14,064
Non-cash other charges	(2,438)	(11,135)
Deferred income tax provision (benefit)	52,439	(27,477)
Stock-based compensation expense	3,082	2,539
Other, net	639	665
Changes in operating assets and liabilities:
Accounts receivable	13,250	14,059
Income tax receivable	(57,756)	941
Prepaid expenses and other current assets	11,229	1,426
Lease assets, net of liabilities	19,194	(266)
Trade accounts payable and accrued liabilities	(9,864)	(6,657)
Unearned revenue	(9,331)	(12,564)
Other operating assets and liabilities, net	11,976	35
Net cash (used in) provided by operating activities	(22,401)	41,617
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(14,870)	(33,078)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	739	178
Net cash used in investing activities	(14,131)	(32,900)
Cash flows from financing activities:
Borrowings of long-term debt	168,000	211,500
Payments of long-term debt and finance leases	(159,004)	(216,918)
Purchase of treasury stock	(1,635)	(2,434)
Debt issuance costs	(2,952)	—
Proceeds from issuance of common stock, net of stock issuance costs	28,945	—
Proceeds from exercise of stock options and employee stock purchase plan	666	696
Net cash provided by (used in) financing activities	34,020	(7,156)
Effect of exchange rate changes on cash	(166)	81
Net change in cash and cash equivalents	(2,678)	1,642
Cash and cash equivalents, beginning of period	30,045	18,569
Cash and cash equivalents, end of period	$27,367	$20,211

Supplemental disclosure of cash flow information
Income taxes (refund received) paid	$(2,391)	$3,140
Interest paid, net of amounts capitalized	7,514	7,799
Change in construction related payables	$462	$3,902
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of October 4, 2020, the Company owned and operated 444 restaurants located in 38 states. The Company also had 103 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
Our current and prior year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
Third Quarter 2020	October 4, 2020	12
Third Quarter 2019	October 6, 2019	12
Second Quarter 2020	July 12, 2020	12
Second Quarter 2019	July 14, 2019	12
First Quarter 2020	April 19, 2020	16
First Quarter 2019	April 21, 2019	16
Current and Prior Fiscal Years:
Fiscal Year 2020	December 27, 2020	52
Fiscal Year 2019	December 29, 2019	52
Reclassifications
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. As of December 29, 2019, the Company reclassified $5.3 million from Prepaid expenses and other current assets to Income tax receivable on the condensed consolidated balance sheets. For the forty weeks ended October 6, 2019, the Company reclassified the following within net cash (used in) provided by operating activities on the condensed consolidated statements of cash flows: $14.1 million from Non-cash other charges to Goodwill and restaurant asset impairment, $0.9 million from Prepaid expenses and other current assets to Income tax receivable, and $0.3 million from Other operating assets and liabilities, net to Lease assets, net of liabilities.

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
2. COVID-19 Pandemic
Overview
Due to the novel coronavirus ("COVID-19") pandemic, we continue to navigate an unprecedented time for our business and industry. During the third quarter 2020, the Company continued to expand outdoor seating capacity at reopened Company-owned restaurants in accordance with local limits. Reopening dining rooms and expanding seating capacity was executed with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind, and strict adherence to US Centers for Disease Control and Prevention, state, and local guidelines as our top priority. The COVID-19 pandemic has had a material adverse effect on our business, and we expect the impact from COVID-19 will continue to negatively affect our business.
Franchise Revenue
In response to COVID-19's effect on our franchise operations, we temporarily abated franchise royalty payments and advertising contributions effective March 20, 2020. During periods of abated payments, franchise revenue was not recognized or collected from our franchisees. Abated royalty payments and advertising contributions will not be collected by the Company. The Company began charging and collecting partial franchise royalty payments and advertising contributions during the latter half of the second fiscal quarter of 2020, which continued throughout the Company's third fiscal quarter. As of the end of the third quarter of 2020, the Company had resumed charging full royalty and advertising contributions to our franchisees. Franchised restaurants operate under contractual arrangements with the Company, and the payments specified in the franchise contracts are accounted for under ASC Topic 606, Revenue from Contracts with Customers.
Rent
In response to the impact of COVID-19 on our operations, beginning April 1, 2020 the Company stopped making full lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with ASC Topic 842.
We are engaging in ongoing constructive discussions with landlords regarding the potential restructuring of lease payments and rent concessions. As of October 4, 2020, the Company has contractually negotiated rent concessions with many of its landlords, with negotiations complete on approximately 50% of its leases. The types of rent concessions the Company has negotiated include early termination, early renewal, rent deferral, and rent abatement.
For contractual rent concessions that do not substantially change the total cash flows of the lease, the Company has elected to account for these concessions assuming the existing lease agreements provide enforceable rights and obligations consistent with the relief issued by the Financial Accounting Standards Board titled ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Relief"). For leases where the rent concession did not substantially change the total cash flows, the concession was accounted for as a remeasurement to the lease liability based on the original discount rate with a corresponding adjustment to the right-of-use asset. Additionally, the classification of the leases was not reassessed. The Company recorded a $2.2 million remeasurement to increase the lease liability and right-of-use asset resulting from contractual rent concessions under the FASB relief during the third fiscal quarter of 2020.

For contractual rent concessions that substantially changed the total cash flows of the lease and did not qualify for the FASB relief, we applied the modification framework in accordance with ASC Topic 842, Leases. The Company reassessed lease classification for rent concessions that did not qualify for the FASB relief. During the third fiscal quarter of 2020, it was concluded no leases changed classification between operating and finance. Based on updated discount rates, a $10.1 million remeasurement was recorded to increase the lease liability and a $9.9 million adjustment, net of broker's fees, was recorded to increase the right-of-use asset during the third fiscal quarter of 2020. Contractual rent concessions granted to the Company during the third fiscal quarter of 2020 did not grant the right to use additional assets not included in the original lease contracts, so no separate contracts were accounted for as part of the rent concession modifications.
Restaurant Assets
During the twelve weeks ended October 4, 2020, the Company recognized $3.3 million of impairment related to assets at two permanently closed Company-owned restaurants. These impairment charges were included in Restaurant closure and refranchising costs in Other charges (gains) on the condensed consolidated statements of operation and comprehensive loss.
Income Tax
The March 19, 2020 passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") created an opportunity for the Company to carry back 2019 and 2020 net operating losses ("NOL's"). Upon filing of its 2019 federal tax return during the third quarter of 2020 and gaining further interpretations and expert technical guidance surrounding the application of the CARES Act, the Company recorded an additional $42.8 million in federal income tax receivables to Income tax receivable on the condensed consolidated balance sheets and recorded a related income tax benefit to the condensed consolidated statements of operation and comprehensive loss. After consideration for the adjustments of carrybacks due to the CARES Act, we have a combined federal and state valuation allowance of $67.1 million, which was recorded to Other assets, net on the condensed consolidated balance sheets. Subsequent to our third quarter balance sheet date, the Company received $49.4 million in cash tax refunds, including interest, and currently expects to receive between $12 million to $15 million of additional cash tax refunds within the next 12 months. A portion of this refund was used to make a $42 million repayment on the Company's credit facility on October 30, 2020.
As of October 4, 2020, the Company had $9.7 million of net operating loss carryforwards for state income tax purposes that arose from the 2019 and 2020 tax years. The Company reclassified this amount from state tax current receivable which was recorded in Prepaid expenses and other current assets as of our second fiscal quarter of 2020, to state deferred tax asset which is recorded to Other Assets, net on the condensed consolidated balance sheets as a result of the CARES Act legislation and in conjunction with the filing of our state tax returns during our third fiscal quarter. Of these state net operating loss carryforwards, approximately $0.2 million may expire, if unused, in 2024. The remaining state net operating losses approximating $9.5 million may expire, if unused, through 2039 or in some cases will be retained for an indefinite period. The utilization of net operating loss carryforwards may be limited to 80% of taxable income in any given year. As states' CARES legislation continues to evolve these estimates may change. The total $67.1 million valuation allowance includes the $9.7 million state NOL's recorded as of October 4, 2020.
3. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2020	October 6, 2019	October 4, 2020	October 6, 2019
Restaurant revenue	$197,009	$289,862	$658,587	$992,764
Franchise revenue(1)	2,584	3,727	5,861	13,479
Gift card breakage	523	580	2,329	4,899
Other revenue	362	53	888	927
Total revenues	$200,478	$294,222	$667,665	$1,012,069
———————————————————
(1) The decrease in Franchise revenue is driven by the temporary abatement and non-collection of franchise payments. See Note 2, COVID-19 Pandemic, for further discussion.

Contract liabilities
Components of Unearned revenue in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	October 4, 2020	December 29, 2019
Unearned gift card revenue	$31,514	$43,544
Deferred loyalty revenue	$11,050	$10,679
Revenue recognized in the condensed consolidated statements of operations and comprehensive loss for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Forty Weeks Ended
	October 4, 2020	October 6, 2019
Gift card revenue	$16,191	$19,400

4. Leases
Leases are included in right-of-use assets, net, current portion of lease obligations, and long-term portion of lease liabilities on our condensed consolidated balance sheet as of October 4, 2020 and December 29, 2019 as follows (in thousands):

October 4, 2020	Finance	Operating	Total
Right of use assets, net	$11,463	$404,485	$415,948

Current portion of lease obligations	1,122	60,910	62,032
Long-term portion of lease obligations	12,666	438,085	450,751
Total	$13,788	$498,995	$512,783

December 29, 2019	Finance	Operating	Total
Right of use assets, net	$7,552	$418,696	$426,248

Current portion of lease obligations	725	41,974	42,699
Long-term portion of lease obligations	8,822	456,613	465,435
Total	$9,547	$498,587	$508,134
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our condensed consolidated statement of operations as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2020	October 6, 2019	October 4, 2020	October 6, 2019
Operating lease cost	$14,992	$17,298	$51,931	$58,412
Finance lease cost:
Amortization of right of use assets	227	193	615	634
Interest on lease liabilities	150	122	412	416
Total finance lease cost	$377	$315	$1,027	$1,050
Variable lease cost	5,902	6,653	19,207	22,185
Total	$21,271	$24,266	$72,165	$81,647

Maturities of our lease liabilities as of October 4, 2020 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2020	$548	$29,370	$29,918
2021	1,450	76,091	77,541
2022	1,570	73,899	75,469
2023	1,449	71,855	73,304
2024	1,469	69,883	71,352
Thereafter	11,686	396,286	407,972
Total future lease liability	$18,172	$717,384	$735,556
Less imputed interest	4,384	218,389	222,773
Fair value of lease liability	$13,788	$498,995	$512,783
Supplemental cash flow information related to leases is as follows (in thousands, except other information):

	Forty Weeks Ended
	October 4, 2020	October 6, 2019
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$33,034	$58,930
Finance leases	412	383
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	196	686
Cash paid for amounts included in the measurement of lease liabilities:	$33,642	$59,999

Right of use assets obtained in exchange for operating lease obligations	$31,731	$10,396
Right of use assets obtained in exchange for finance lease obligations	$4,581	$1,669

Other information related to operating leases as follows:
Weighted average remaining lease term	10.33 years	10.84 years
Weighted average discount rate	7.12%	7.33%

Other information related to finance leases as follows:
Weighted average remaining lease term	11.93 years	11.63 years
Weighted average discount rate	4.93%	4.71%

5. Goodwill and Intangible Assets
The following table presents goodwill as of October 4, 2020 and December 29, 2019 (in thousands):

Balance, December 29, 2019	$96,397
Foreign currency translation adjustment	(983)
Goodwill impairment(1)	(95,414)
Balance, October 4, 2020	$—
———————————————————
(1) See Note 2, COVID-19 Pandemic, for further discussion of goodwill impairment recognized during the forty weeks ended October 4, 2020.

The following table presents intangible assets as of October 4, 2020 and December 29, 2019 (in thousands):

	October 4, 2020			December 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$50,584	$(36,813)	$13,771	$53,336	$(35,896)	$17,440
Leasehold interests	13,001	(9,155)	3,846	13,001	(8,794)	4,207
Liquor licenses and other	9,961	(9,598)	363	10,737	(9,869)	868
	$73,546	$(55,566)	$17,980	$77,074	$(54,559)	$22,515
Indefinite-lived intangible assets:
Liquor licenses and other	$7,460	$—	$7,460	$7,460	$—	$7,460
Intangible assets, net	$81,006	$(55,566)	$25,440	$84,534	$(54,559)	$29,975

6. Loss Per Share
Basic loss per share amounts are calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options exercised their options into common stock.
The Company uses the treasury stock method to calculate the effect of outstanding stock options. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2020	October 6, 2019	October 4, 2020	October 6, 2019
Basic weighted average shares outstanding	15,540	12,959	13,945	12,967
Dilutive effect of stock options and awards	—	—	—	—
Diluted weighted average shares outstanding	15,540	12,959	13,945	12,967

Awards excluded due to anti-dilutive effect on diluted loss per share	895	358	480	405

7. Other Charges (Gains)
Other charges (gains) consist of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2020	October 6, 2019	October 4, 2020	October 6, 2019
Goodwill impairment	$—	$—	$95,414	$—
Restaurant asset impairment	—	—	20,779	14,064
Restaurant closure and refranchising costs (gains)	3,982	(3,922)	12,990	(2,617)
Litigation contingencies	—	—	4,500	—
Board and stockholder matter costs	4	1,311	2,453	2,463
COVID-19 related costs	430	—	1,279	—
Severance and executive transition	—	594	881	2,958
Executive retention	—	260	—	620
Other charges (gains)	$4,416	$(1,757)	$138,296	$17,488
We performed a goodwill impairment analysis during the first quarter of 2020 resulting in full impairment of our goodwill balance. The goodwill impairment was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.

The Company recognized non-cash impairment charges related to restaurant assets at 30 and 29 Company-owned restaurants during the forty weeks ended October 4, 2020 and October 6, 2019 resulting from quantitative impairment analyses. Additionally, the Company recognized non-cash impairment charges of $3.3 million and $5.7 million resulting from two and six restaurant closures during the twelve and forty weeks ended October 4, 2020 included within Restaurant closure and refranchising costs.
Restaurant closure and refranchising costs (gains) include the restaurant operating costs of the Company-owned restaurants that remained temporarily closed due to the COVID-19 pandemic. Gains are driven by early lease terminations on previously closed restaurants.
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
8. Borrowings
Total borrowings as of October 4, 2020 and December 29, 2019 were $216.1 million and $206.9 million. As of October 4, 2020, the current portion of long-term borrowings was $9.7 million; no borrowings as of December 29, 2019 were classified as current.
As of October 4, 2020, the Company had outstanding borrowings under its credit facility of $215.2 million, in addition to amounts issued under letters of credit of $7.9 million. The amounts issued under letters of credit reduce the amount available under the facility but were not recorded as debt. As of December 29, 2019, the Company had outstanding borrowings under the prior credit facility of $206 million, in addition to amounts issued under letters of credit of $7.5 million.
Loan origination costs associated with the Company's credit facility are included as deferred costs in Other assets, net in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs were $3.5 million and $1 million as of October 4, 2020 and December 29, 2019.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying condensed consolidated balance sheets as of October 4, 2020 and December 29, 2019 (in thousands):

	October 4, 2020	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,232	$6,232	$—	$—
Total assets measured at fair value	$6,232	$6,232	$—	$—

	December 29, 2019	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$7,337	$7,337	$—	$—
Total assets measured at fair value	$7,337	$7,337	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
The Company has measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement. Based on our restaurant asset impairment analyses during fiscal year 2020, we impaired long-lived assets at 36 Company-owned restaurants with carrying values of $61.4 million. We determined the fair value of these long-lived restaurant assets to be $34.9 million. During fiscal year 2019, we impaired long-lived assets at 29 Company-owned restaurants with carrying values of $17.3 million. We determined the fair value of these long-lived restaurant assets to be $2.2 million.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying condensed consolidated balance sheets. Due to market interest rates decreasing during fiscal year 2020, the Company determined the carrying value of the liability under its credit facility did not approximate fair value. The carrying value and fair value of the credit facility as of October 4, 2020 were $215.2 million and $218.6 million. As of December 29, 2019, the carrying value of the credit facility approximated fair value as the interest rate on the instrument approximated current market rates. The interest rate on the credit facility represents a level 2 fair value input.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. All comparisons under this heading between 2020 and 2019 refer to the twelve and forty weeks ended October 4, 2020 and October 6, 2019, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 547 locations in North America. As of October 4, 2020, the Company owned 444 restaurants located in 38 states. The Company also had 103 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Company Response to COVID-19 Pandemic
Due to the novel coronavirus ("COVID-19") pandemic, we continue to navigate an unprecedented time for our business and industry. During the third quarter of 2020, the Company continued to expand outdoor seating capacity at reopened Company-owned restaurants in accordance with local limits. Reopening dining rooms and expanding seating capacity was executed with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind with strict adherence to US Centers for Disease Control and Prevention, state, and local guidelines as our top priority. Our continued focus during the COVID-19 pandemic on delivering best-in-class hospitality has resulted in improved average weekly net sales per restaurant and record high Guest satisfaction scores since the onset of the pandemic in early March.
We remain focused on expanding indoor and outdoor seating capacity, retaining off-premise sales levels, and consistently delivering a great Guest experience to continue to drive our improving sales. We expect to build further sales momentum from additional seating expansion, including use of outdoor all-weather tents and indoor booth partitions. We also continue to require Guests to wear face coverings at all locations while entering, exiting, and walking around our restaurants, and face masks are provided for Guests who arrive without one to ensure we are enabling the mutual safety of our Guests and Team Members.
As our dining rooms have reopened, sales and the Guest experience have been positively impacted by the accelerated implementation of our new Total Guest Experience ("TGX") hospitality model, coupled with strong adherence to health and safety standards. Notably, restaurants with reopened dining rooms are retaining meaningful off-premise sales, demonstrating the enduring and growing popularity of Red Robin for off-premise occasions.
We have secured the Company's long-term viability through increased liquidity from our at-the-market equity offering, reductions in overhead costs, receipt of a $49.4 million federal cash tax refund subsequent to the third quarter balance sheet date, including interest, provided under the provisions of the CARES Act, and $12 million to $15 million of additional federal cash tax refunds expected to be received in 2021. This allows us to resume full implementation of the Company's previously disclosed strategic plan to transform the business and create long-term stockholder value through delivering best-in-class execution, including implementing our TGX hospitality model, rolling out Donatos® Pizza, optimizing the restaurant portfolio, and enhancing our technological and digital capabilities to drive increased Guest engagement and frequency with our brand.
The Company was required to re-close dining rooms during the second fiscal quarter at numerous Company-owned restaurants, including 53 indoor dining rooms in California due to a state mandate in early July, from the effects of increased COVID-19 cases in certain states and localities. These indoor dining rooms have started to reopen during the third fiscal quarter, while maintaining improved off-premise performance.
Each of our franchisees' restaurants remained open as of the end of our third fiscal quarter, and we started charging and collecting full royalty payments and advertising contributions from our franchisees as of the end of our third fiscal quarter.
As of November 1, 2020, the Company has reopened 370 total (comparable and non-comparable) indoor dining rooms with limited capacity, representing approximately 89% of currently open Company-owned restaurants. Notably, these restaurants have on average maintained off-premise sales that are approximately 35% of sales mix after reopening dining rooms. As of the filing date of this Form 10-Q, 18 restaurants remain temporarily closed due to the COVID-19 pandemic. We will continue to evaluate the potential timing of reopening these remaining temporarily closed restaurants. Restaurant operating level expenses incurred for these restaurants during the temporary closures have been recorded in Restaurant closure and refranchising costs (gains) in Other charges (gains); see Note 7, Other Charges (Gains), in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Net comparable restaurant revenue and average weekly net sales per Company-owned restaurant with reopened indoor dining rooms for the Company's 28 day accounting periods through November 1, 2020 is as follows:

	Period Ended(2)
Reopened Company-owned Restaurant Indoor Dining Rooms	9-Aug	6-Sept	4-Oct	1-Nov(3)
Net comparable restaurant revenues	(29.1)%	(20.1)%	(9.5)%	(13.7)%
Average weekly net sales per restaurant	$38,779	$41,272	$43,034	$42,778
# of comparable Company-owned restaurants(1)	340	347	381	362
———————————————————
(1) Net sales performance for Company-owned restaurants with reopened indoor dining rooms for the full period presented. Restaurant count is as of the end of the period presented.
(2) The period ended August 9, September 6, and October 4, 2020 comprise the Company's third fiscal quarter. The period ended November 1, 2020 falls within our fourth fiscal quarter, and amounts presented for the period are preliminary.
(3) Sales performance at restaurants with reopened dining rooms during the period ended November 1, 2020 was negatively impacted by rising COVID-19 cases resulting in new restrictions lowering dining room capacity in certain states and localities. The negative impact was partially offset by sales benefits from expanded outdoor seating and increased use of booth partitions, improved off-premise sales performance in California, and average check growth during the period. Additionally, Halloween shifted from a Thursday to a Saturday in 2020, negatively impacting comparable restaurant revenues by approximately 1.0% to 2.0% for the period ended November 1, 2020.
Net comparable restaurant revenue and average weekly net sales per Company-owned restaurant for the Company's 28 day accounting periods through November 1, 2020 is as follows:

	Period Ended(2)
Company-owned Restaurants	9-Aug	6-Sept	4-Oct	1-Nov(3)
Net comparable restaurant revenues	(34.2)%	(24.9)%	(14.9)%	(15.4)%
Average weekly net sales per restaurant	$36,830	$39,728	$41,731	$42,509
# of comparable Company-owned restaurants(1)	412	412	412	412
———————————————————
(1) Comparable restaurants are those Company-owned restaurants that have operated five full quarters as of the period or week presented. Restaurant count shown is as of the end of the period or week presented.
(2) The period ended August 9, September 6, and October 4, 2020 comprise the Company's third fiscal quarter. The period ended November 1, 2020 falls within our fourth fiscal quarter, and amounts presented for the period are preliminary.
(3) Sales performance at restaurants with reopened dining rooms during the period ended November 1, 2020 was negatively impacted by rising COVID-19 cases resulting in new restrictions lowering dining room capacity in certain states and localities. The negative impact was partially offset by sales benefits from expanded outdoor seating and increased use of booth partitions, improved off-premise sales performance in California, and average check growth during the period. Additionally, Halloween shifted from a Thursday to a Saturday in 2020, negatively impacting comparable restaurant revenues by approximately 1.0% to 2.0% for the period ended November 1, 2020.

Financial and Operational Highlights
The following summarizes the operational and financial highlights during the twelve and forty weeks ended October 4, 2020:
•Restaurant revenue decreased $92.9 million, or 32.0%, to $197.0 million for the twelve weeks ended October 4, 2020, as compared to the twelve weeks ended October 6, 2019, due to a $65.7 million, or 25.1%, decrease in comparable restaurant revenue and a $27.2 million decrease primarily from closed restaurants.
•Restaurant revenue decreased $334.2 million, or 33.7%, to $658.6 million for the forty weeks ended October 4, 2020, as compared to the forty weeks ended October 6, 2019, due to a $252.1 million, or 28.3%, decrease in comparable restaurant revenue and a $82.1 million decrease primarily from closed restaurants.
•Restaurant operating costs, as a percentage of restaurant revenue, increased 750 basis points to 91.4% for the twelve weeks ended October 4, 2020, as compared to 83.9% for the twelve weeks ended October 6, 2019. The increase was due to higher other operating costs, labor costs, and occupancy costs as a percentage of restaurant revenue, partially offset by lower cost of sales as a percentage of restaurant revenue.
•Restaurant operating costs, as a percentage of restaurant revenue, increased 1,050 basis points to 92.9% for the forty weeks ended October 4, 2020, as compared to 82.4% for the forty weeks ended October 6, 2019. The increase was due to higher other operating costs, labor costs, and occupancy costs as a percentage of restaurant revenue, partially offset by lower cost of sales as a percentage of restaurant revenue.
•Net loss was $6.2 million for the twelve weeks ended October 4, 2020 compared to net loss of $1.8 million for the twelve weeks ended October 6, 2019. Diluted loss per share was $0.40 for the twelve weeks ended October 4, 2020, as compared to diluted loss per share of $0.14 for the twelve weeks ended October 6, 2019. Excluding costs per diluted share included in Other charges (gains) of $0.19 for restaurant closure and refranchising costs and $0.02 for COVID-19 related costs, adjusted loss per diluted share for the twelve weeks ended October 4, 2020, was $0.19. Excluding a gain per diluted share included in Other charges (gains) of $0.23 for lease terminations for previously closed restaurants, and costs per diluted share included in Other charges (gains) of $0.07 for board and stockholder matters costs, $0.04 for severance and executive transition, and $0.02 for executive retention, adjusted loss per diluted share for the twelve weeks ended October 6, 2019 was $0.24.
•Net loss was $236.7 million for the forty weeks ended October 4, 2020 compared to net loss of $0.2 million for the forty weeks ended October 6, 2019. Diluted loss per share was $16.98 for the forty weeks ended October 4, 2020, as compared to diluted loss per share of $0.02 for the forty weeks ended October 6, 2019. Excluding costs per diluted share included in Other charges (gains) of $5.07 for goodwill impairment, $1.10 for restaurant asset impairment, $0.69 for restaurant closure and refranchising costs, $0.24 for litigation contingencies, $0.13 for board and stockholder matters costs, $0.07 for COVID-19 related costs, and $0.04 for severance and executive transition, adjusted loss per diluted share for the forty weeks ended October 4, 2020 was $9.64. Excluding costs per diluted share included in Other charges (gains) of $0.80 for restaurant asset impairment, $0.17 for severance and executive transition, $0.14 for board and stockholder matters costs, and $0.04 for executive retention, and a gain included in Other charges (gains) of $0.15 for lease terminations for previously closed restaurants, adjusted earnings per diluted share for the forty weeks ended October 6, 2019 was $0.98.
•We believe the non-GAAP measure of adjusted earnings (loss) per share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP.
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

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2020	October 6, 2019	October 4, 2020	October 6, 2019
Company-owned:
Beginning of period	450	472	454	484
Opened during the period	—	1	—	—
Closed during the period(1)	(6)	(2)	(10)	(13)
End of period	444	471	444	471
Franchised:
Beginning of period	102	90	102	89
Opened during the period	1	—	1	1
End of period	103	90	103	90
Total number of restaurants	547	561	547	561
________________________________________________________
(1) In addition to the permanent closures during the twelve and forty weeks ended October 4, 2020, 24 Company-owned restaurants remained temporarily closed due to the COVID-19 pandemic as of October 4, 2020. Of the 35 temporarily closed Company-owned restaurants at the beginning of the third fiscal quarter, six restaurants have been reopened and five restaurants have been permanently closed during the twelve weeks ended October 4, 2020. Additionally, six more temporarily closed Company-owned restaurants were reopened during the beginning of our fourth fiscal quarter.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2020	October 6, 2019	October 4, 2020	October 6, 2019
Revenues:
Restaurant revenue	98.3%	98.5%	98.6%	98.1%
Franchise and other revenues	1.7	1.5	1.4	1.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.4	23.8	23.6	23.7
Labor	37.7	36.2	38.8	35.7
Other operating	19.1	15.3	18.9	14.4
Occupancy	11.2	8.6	11.6	8.6
Total restaurant operating costs	91.4	83.9	92.9	82.4
Depreciation and amortization	9.6	7.2	10.2	7.0
Selling, general and administrative	10.6	12.5	12.4	11.8
Pre-opening and acquisition costs	—	—	—	—
Other charges (gains)	2.2	(0.6)	20.7	1.7
Loss from operations	(12.3)	(1.8)	(35.0)	(1.4)

Interest expense, net and other	1.1	0.6	1.1	0.7
Loss before income taxes	(13.4)	(2.4)	(36.1)	(2.2)
Income tax benefit	(10.3)	(1.8)	(0.6)	(2.1)
Net loss	(3.1)%	(0.6)%	(35.5)%	—%
___________________________________
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 4, 2020	October 6, 2019	Percent Change	October 4, 2020	October 6, 2019	Percent Change
Restaurant revenue	$197,009	$289,862	(32.0)%	$658,587	$992,764	(33.7)%
Franchise royalties, fees and other revenue	3,469	4,360	(20.4)%	9,078	19,305	(53.0)%
Total revenues	$200,478	$294,222	(31.9)%	$667,665	$1,012,069	(34.0)%
Average weekly net sales volumes in Company-owned restaurants	$39,418	$51,221	(23.0)%	$38,352	$51,961	(26.2)%
Total operating weeks	4,998	5,659	(11.7)%	17,172	19,106	(10.1)%
Net sales per square foot	$75	$98	(23.1)%	$247	$334	(26.2)%
Restaurant revenue for the twelve weeks ended October 4, 2020, which comprises primarily food and beverage sales, decreased $92.9 million, or 32.0%, as compared to the third quarter of 2019. The decrease was due to a $65.7 million, or 25.1%, decrease in comparable restaurant revenue and a $27.2 million decrease primarily from closed restaurants. The comparable restaurant revenue decrease was driven by a 24.6% decrease in Guest count and a 0.5% decrease in average Guest check. The decrease in average Guest check resulted from a 3.6% decrease in menu mix, partially offset by a 2.2% increase in pricing and a 0.9% increase from lower discounting. The decrease in menu mix was primarily driven by limited dining room capacity at reopened restaurants and operating off-premise only at restaurants with temporarily closed dining rooms, resulting in lower sales of beverages and Finest burgers. Off-premise sales increased 127.2% and comprised 40.7% of total food and beverage sales during the third quarter of 2020.
Restaurant revenue for the forty weeks ended October 4, 2020, decreased $334.2 million or 33.7%, as compared to the forty weeks ended October 6, 2019. The decrease was due to a $252.1 million, or 28.3%, decrease in comparable restaurant revenue and a $82.1 million decrease primarily from closed restaurants. The comparable restaurant revenue decrease was driven by a 27.4% decrease in Guest count and a 0.9% decrease in average Guest check. The decrease in average Guest check resulted from a 3.5% decrease in menu mix, partially offset by a 2.0 % increase in pricing and a 0.6 % increase from lower discounting. The decrease in menu mix was primarily driven by limited dining room capacity at reopened restaurants and operating off-premise only at restaurants with temporarily closed dining rooms, resulting in lower sales of beverages and Finest burgers. Off-premise sales increased 136.8% and comprised 40.0% of total food and beverage sales during the forty weeks ended October 4, 2020.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base at the end of each period presented. The temporarily closed Company-owned restaurants due to the COVID-19 pandemic were not included in the comparable base for the twelve and forty weeks ended October 4, 2020. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period and the average square footage of our restaurants. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total adjusted square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue decreased $0.9 million for the twelve weeks ended October 4, 2020 compared to the twelve weeks ended October 6, 2019 due to charging and collecting partial royalty payments and advertising contributions from our franchisees for the majority of the third fiscal quarter of 2020. As of the end of our third fiscal quarter of 2020, we were charging and collecting full royalty payments and advertising contributions from our franchisees. Our franchisees reported a comparable restaurant revenue decrease of 17.0% for the twelve weeks ended October 4, 2020 compared to the same period in 2019.
Franchise and other revenue decreased $10.2 million for the forty weeks ended October 4, 2020 compared to the forty weeks ended October 6, 2019 due to the temporary abatement of franchisee royalty payments and advertising contributions in response to COVID-19's effect on our franchise operations through the latter half of the second fiscal quarter and only charging and collecting partial royalty payments and advertising contributions thereafter through the majority of the third fiscal quarter of 2020. As of the end of the third quarter of 2020, the Company had resumed charging full royalty and advertising contributions to our franchisees. Our franchisees reported a comparable restaurant revenue decrease of 27.1% for the forty weeks ended October 4, 2020 compared to the same period in 2019.

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2020	October 6, 2019	Percent Change	October 4, 2020	October 6, 2019	Percent Change
Cost of sales	$46,037	$69,017	(33.3)%	$155,243	$235,119	(34.0)%
As a percent of restaurant revenue	23.4%	23.8%	(0.4)%	23.6%	23.7%	(0.1)%
Cost of sales, which comprises of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 40 basis points for the twelve weeks ended October 4, 2020 as compared to the same period in 2019. The decrease was primarily driven by lower promotional discounts and net favorable commodity prices. Cost of sales as a percentage of restaurant revenue decreased 10 basis points for the forty weeks ended October 4, 2020 as compared to the same period in 2019. The decrease was mainly driven by lower promotional discounts, partially offset by increased waste and lower beverage mix.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2020	October 6, 2019	Percent Change	October 4, 2020	October 6, 2019	Percent Change
Labor	$74,344	$104,870	(29.1)%	$255,652	$354,302	(27.8)%
As a percent of restaurant revenue	37.7%	36.2%	1.5%	38.8%	35.7%	3.1%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 4, 2020, labor as a percentage of restaurant revenue increased 150 basis points compared to the same period in 2019. The increase was primarily due to sales deleverage and higher hourly wage rates driven by shifting labor mix in support of our off-premise operating model, partially offset by lower restaurant manager incentive compensation. For the forty weeks ended October 4, 2020, labor as a percentage of restaurant revenue increased 310 basis points compared to the same period in 2019. The increase was primarily driven by sales deleverage and higher hourly wage and benefit rates driven by shifting labor mix in support of our off-premise operating model, partially offset by lower restaurant manager incentive compensation.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2020	October 6, 2019	Percent Change	October 4, 2020	October 6, 2019	Percent Change
Other operating	$37,631	$44,317	(15.1)%	$124,585	$142,882	(12.8)%
As a percent of restaurant revenue	19.1%	15.3%	3.8%	18.9%	14.4%	4.5%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended October 4, 2020, other operating costs as a percentage of restaurant revenue increased 380 basis points as compared to the same period in 2019. The increase was primarily due to higher third-party delivery fees and supply costs driven by higher off-premise sales volumes and sales deleverage impacts on restaurant utility costs, partially offset by a decrease in restaurant janitorial and maintenance costs. For the forty weeks ended October 4, 2020, other operating costs as a percentage of restaurant revenue increased 450 basis points as compared to the same period in 2019. The increase was primarily due to higher third-party delivery fees driven by higher off-premise sales volumes and sales deleverage impacts on restaurant supply, utility, and technology costs, partially offset by a decrease in restaurant maintenance costs.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2020	October 6, 2019	Percent Change	October 4, 2020	October 6, 2019	Percent Change
Occupancy	$22,099	$24,942	(11.4)%	$76,514	$85,420	(10.4)%
As a percent of restaurant revenue	11.2%	8.6%	2.6%	11.6%	8.6%	3.0%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended October 4, 2020, occupancy costs as a percentage of restaurant revenue increased 260 basis points compared to the same period in 2019 primarily due to sales deleverage. For the forty weeks ended October 4, 2020, occupancy costs as a percentage of restaurant revenue increased 300 basis points compared to the same period in 2019 primarily due to sales deleverage.
Our fixed rents for the twelve weeks ended October 4, 2020 and October 6, 2019 were $14.7 million and $16.9 million, a decrease of $2.2 million due to permanent restaurant closures. Our fixed rents for the forty weeks ended October 4, 2020 and October 6, 2019 were $51.0 million and $57.1 million, a decrease of $6.1 million due to permanent restaurant closures.
Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2020	October 6, 2019	Percent Change	October 4, 2020	October 6, 2019	Percent Change
Depreciation and amortization	$19,173	$21,280	(9.9)%	$68,053	$71,087	(4.3)%
As a percent of total revenues	9.6%	7.2%	2.4%	10.2%	7.0%	3.2%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve week periods ended October 4, 2020, depreciation and amortization expense as a percentage of revenue increased 240 basis points over the same period in 2019 primarily due to sales deleverage. For the forty weeks ended October 4, 2020, depreciation and amortization expense as a percentage of revenue increased 320 basis points over the same period in 2019 primarily due to sales deleverage.
Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2020	October 6, 2019	Percent Change	October 4, 2020	October 6, 2019	Percent Change
Selling, general, and administrative	$21,284	$36,776	(42.1)%	$82,483	$120,126	(31.3)%
As a percent of total revenues	10.6%	12.5%	(1.9)%	12.4%	11.8%	0.6%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended October 4, 2020 decreased $15.5 million, or 42.1%, as compared to the same period in 2019. The decrease was primarily due to decreased national and local media spend, decreased Team Member salaries and wages resulting from the reduction in force and temporary salary reductions, and decreased Team Member benefits, travel and entertainment, and gift card related costs. For the forty weeks ended October 4, 2020, selling, general, and administrative costs decreased $37.6 million, or 31.3%, as compared to the same period in 2019. The decrease was primarily related to a decrease in national and local media spend, decreased Team Member salaries and wages resulting from the reduction in force and temporary salary reductions, and decreased Team Member benefits, travel and entertainment, gift card related, professional services, and project related general and administrative costs.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 4, 2020	October 6, 2019	Percent Change	October 4, 2020	October 6, 2019	Percent Change
Pre-opening costs	$89	$—	—%	$245	$319	(23.2)%
As a percent of total revenues	—%	—%	—%	—%	—%	—%
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
We incurred pre-opening costs during the twelve and forty weeks ended October 4, 2020 related to the rollout of Donatos®. The limited rollout of Donatos® planned in the Seattle market during 2020 was completed on October 16, 2020. The Company expects to resume its phased system-wide rollout of Donatos® in 2021.
Interest Expense, Net and Other
Interest expense, net and other was $2.3 million for the twelve weeks ended October 4, 2020, an increase of $0.5 million, or 27.8%, compared to the same period in 2019. The increase was primarily related to a higher average outstanding debt balance compared to the same period in 2019. Our weighted average interest rate was 5.0% for the twelve weeks ended October 4, 2020 as compared to 5.1% for the same period in 2019.
Interest expense, net and other was $7.6 million for the forty weeks ended October 4, 2020, an increase of $0.4 million, or 5.6%, compared to the same period in 2019. The increase was primarily related to a higher average outstanding debt balance partially offset by a lower weighted average interest rate compared to the same period in 2019. Our weighted average interest rate was 4.5% for the forty weeks ended October 4, 2020 as compared to 5.0% for the same period in 2019.
Provision for Income Taxes
The effective tax rate for the twelve weeks ended October 4, 2020 was a 77.0% benefit, compared to a 74.1% benefit for the twelve weeks ended October 6, 2019. The effective tax rate for the forty weeks ended October 4, 2020 was a 1.8% benefit, compared to a 99.1% benefit for the same period in 2019. The increase in tax benefit for the twelve weeks ended October 4, 2020 is primarily due to a decrease in income and the release of $12.7 million in a previously recognized valuation allowance. The decrease in tax benefit for the forty weeks ended October 4, 2020 is primarily due to a $67.1 million net valuation allowance and decrease in current year tax credits, partially offset by a decrease in income and the favorable rate impact of net operating loss ("NOL") carrybacks allowed as part of the CARES Act. Subsequent to its third quarter balance sheet date, the Company received $49.4 million in cash tax refunds, including interest, and expects to receive between $12 million to $15 million of additional cash tax refunds within the next 12 months.

Liquidity and Capital Resources
Cash and cash equivalents decreased $2.7 million to $27.4 million at October 4, 2020, from $30.0 million at the beginning of the fiscal year. As the Company has now stabilized its liquidity through its at-the-market equity offering, reduced overhead costs, and federal cash tax refunds provided under the provisions of the CARES Act, we expect to begin using available cash flow from operations to pay down debt, maintain existing restaurants and infrastructure, and execute on our long-term strategic initiatives. As of October 4, 2020, the Company had approximately $97 million in liquidity, including cash on hand and available borrowing capacity under its credit facility. Our liquidity as of October 4, 2020 does not include $49.4 million in cash tax refunds, including interest, which were received after the third quarter balance sheet date.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 4, 2020	October 6, 2019
Net cash (used in) provided by operating activities	$(22,401)	$41,617
Net cash used in investing activities	(14,131)	(32,900)
Net cash provided by (used in) financing activities	34,020	(7,156)
Effect of exchange rate changes on cash	(166)	81
Net change in cash and cash equivalents	$(2,678)	$1,642
Operating Cash Flows
Net cash flows (used in) provided by operating activities decreased $64.0 million to $22.4 million for the forty weeks ended October 4, 2020. The changes in net cash (used in) provided by operating activities are primarily attributable to a $110.4 million decrease in profit from operations, as well as changes in working capital as presented in the condensed consolidated statements of cash flows.
Investing Cash Flows
Net cash flows used in investing activities decreased $18.8 million to $14.1 million for the forty weeks ended October 4, 2020, as compared to $32.9 million for the same period in 2019. The decrease is primarily due to decreased investment in restaurant technology, restaurant maintenance, and new restaurants and restaurant refreshes due to the COVID-19 pandemic.
The following table lists the components of our capital expenditures, net of currency translation effect, for the forty weeks ended October 4, 2020 and October 6, 2019 (in thousands):

	Forty Weeks Ended
	October 4, 2020	October 6, 2019
Restaurant maintenance capital and other	$8,433	$13,128
Investment in technology infrastructure and other	6,437	16,832
Restaurant remodels	—	3,118
Total capital expenditures	$14,870	$33,078
Financing Cash Flows
Net cash flows provided by (used in) financing activities increased $41.2 million to $34.0 million for the forty weeks ended October 4, 2020, as compared to the same period in 2019. The increase is due to cash proceeds received from the issuance of common stock, net of cash paid for stock issuance costs, of $28.9 million, a $14.4 million increase in net draws made on long-term debt, and a decrease in cash used to repurchase the Company's common stock due to temporary suspension of the share repurchase program. The increase was partially offset by an increase of cash used for debt issuance costs. The net cash proceeds from issuance of common stock of $28.9 million do not include unpaid stock issuance costs of approximately $0.2 million.

Credit Facility
As of October 4, 2020, the Company had outstanding borrowings under the credit facility of $215.2 million, of which $9.7 million was classified as current, in addition to amounts issued under letters of credit of $7.9 million. Amounts issued under letters of credit reduce the amount available under the credit facility but are not recorded as debt. As of October 4, 2020, the Company had $69.6 million of available borrowing capacity under its credit facility. Net draws during the third quarter of 2020 totaled $8.6 million, and net draws during the forty weeks ended October 4, 2020 totaled $9.2 million.
Covenants
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. During the first quarter of 2020, we were not in compliance with our debt covenants due to the negative effects on our business from the COVID-19 pandemic. As a result, we entered into the Amendment to our credit facility, which waives compliance with the lease adjusted leverage ratio financial covenant ("LALR ratio") and fixed charge coverage ratio financial covenant ("FCC ratio") for the remainder of fiscal 2020 and allows adjustments during the first three fiscal quarters of 2021 to the LALR ratio, including increasing the maximum LALR ratio permitted and allowing the use of a seasonally adjusted annualized consolidated EBITDA in the LALR ratio calculation, and to the FCC ratio, including only being calculated for applicable periods since the beginning of 2021.
Debt Outstanding
Total debt outstanding increased $9.2 million to $216.1 million at October 4, 2020, from $206.9 million at December 29, 2019, due to net draws of $9.2 million on the credit facility during the forty weeks ended October 4, 2020. In conjunction with the receipt of $49.4 million in cash tax refunds subsequent to the third quarter balance sheet date, the Company made a $42 million repayment on its credit facility on October 30, 2020.
Working Capital
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently-maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock as allowed. When necessary, we utilize our credit facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our remaining borrowing capacity under the credit facility will be sufficient to satisfy any working capital deficits and our planned capital expenditures.
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through October 4, 2020, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of October 4, 2020, we had $68.4 million of availability under the current share repurchase program.
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

Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Labor cost inflation had a negative impact on our financial condition and results of operations during the forty weeks ended October 4, 2020. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor costs for the remainder of 2020.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 19, 2020, except for lease obligations as a result of contractual rent concessions negotiated by the Company during the fiscal quarters ended July 12, 2020 and October 4, 2020. See the maturity of lease liabilities table in Note 4, Leases, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This statement is included for purposes of complying with the safe harbor provisions of the PSLRA. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "estimate," "could," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Certain forward-looking statements are included in this Quarterly Report on Form 10-Q, principally in the sections captioned "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements in this report include, among other things statements regarding: our financial performance, improved sales trajectory, Guest satisfaction scores, seating expansion and increased dining capacity and its effect on sales, strategic plan and turnaround, marketing strategy, expected uses for available cash flow; beliefs about the ability of our lenders to fulfill their lending commitments under our credit facility and about the sufficiency of future cash flows to satisfy any working capital deficit and planned capital expenditures, liquidity, projected taxes and cash tax refunds; the anticipated effects of inflation on labor and commodity costs; future performance including sales and off premise sales; preliminary results including net comparable restaurant revenues and average weekly net sales per restaurant; expectations regarding dining room re-openings and closures; anticipated additional rollout of Donato's® and the timing thereof; statements under the heading "Company Response to COVID-19 Pandemic;" and the effect of the adoption of new accounting standards on our financial and accounting systems.
Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those we express in these forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of Company restaurants; the extent of the impact of the COVID-19 pandemic or any other epidemic, disease outbreak, or public health emergency, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic; the duration and scope of COVID-19 related government orders and restrictions, including in California where a substantial number of our restaurants are located; economic, public health, and political conditions that impact consumer confidence and spending, including the impact of COVID-19; the effect of the COVID-19 pandemic on labor, staffing, and changes in unemployment rate; the ability to achieve significant cost savings; the Company's ability to defer lease or contract payments or otherwise obtain concessions from landlords, vendors, and other parties in light of the impact of the COVID-19 pandemic; the economic health of the Company's landlords and other tenants in retail centers in which its restaurants are located, suppliers, licensees, vendors, and other third parties providing goods or services to the Company; the Company's ability to continue to implement our seating expansion plans and the timing thereof, including factors that are under control of government agencies, landlords, and other third parties; adverse weather conditions in regions in which the Company’s restaurants are located and the timing thereof; the impact of political protests and curfews imposed by state and local governments; the effect of COVID-19 on our supply chain and the cost, availability, and timing of obtaining key products, distribution, labor, and energy; the effectiveness of the Company's marketing and menu strategies and promotions; the effectiveness of the Company's strategic initiatives including service model, technology solutions, and sales building initiatives; the amount and timing of cash tax refunds received as a result of the CARES Act; the cost and availability of capital or credit facility borrowings; the adequacy of cash flows or available debt resources to fund operations and growth opportunities; uncertainty regarding general economic and industry conditions; concentration of restaurants in certain markets; changes in consumer disposable income, consumer spending trends and habits; the effectiveness of our information technology and new technology systems, including cyber security with respect to those systems; regional mall and lifestyle center traffic trends or other trends affecting traffic at our restaurants; increased competition and discounting in the casual-dining restaurant market; costs and availability of food and beverage inventory; changes in commodity prices, particularly ground beef, and distribution costs; changes in energy and labor costs, including due to changes in health care and market wage levels; changes in federal, state, or local laws and regulations affecting the operation of our restaurants, including but not limited to, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; our franchising strategy; our ability to attract and retain qualified managers and Team Members; costs and other effects of legal claims by Team Members, franchisees, customers, vendors, stockholders, including relating to fluctuations in our stock price, and others, including settlement of those claims or negative publicity regarding food safety or cyber security; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; and other risk factors described from time to time in the Company's Form 10-K, Form 10-Q, and Form 8-K reports (including all amendments to those reports) filed with the U.S. Securities and Exchange Commission.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of October 4, 2020, we had $215.2 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.2 million on an annualized basis.
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

We have been and could continue to be adversely affected by government restrictions on public gatherings, shelter-in-place orders, and limitations on operations of restaurants, including dine-in restrictions, and mandatory or voluntary closures or restrictions on hours of operations. Restaurants in the U.S. are currently under government mandates or guidelines to temporarily suspend operation or limit restaurant dine-in business in light of COVID-19. We are unable to predict when these measures may be further reduced, how quickly or if our operations will return to previous levels after the measures are scaled back, or if there will be additional future suspensions of operation for potential future waves of COVID-19 or another epidemic or public health emergency. While some of our restaurants have recently been able to reopen dining rooms, others have had to close again and most of our restaurants are still heavily relying on an off-premise operating model, as dining rooms at reopened restaurants have limited occupancy. In addition, adverse weather conditions in regions in which the Company's restaurants are located could limit our ability to utilize our expanded outdoor seating. We have also implemented temporary restaurant closures, modified hours, reduced staff, and furloughed employees. These changes and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time. The COVID-19 pandemic as well as other epidemics, disease outbreaks, or public health emergencies may also materially adversely affect our ability to implement our strategic growth plans, including delays in the rollout of Donatos® pizza to additional restaurant locations, the implementation of technology platforms and technology solutions, restaurant remodels, and development of new restaurants in future years.
In an effort to preserve liquidity, we have and may continue to take certain actions with respect to some or all of our leases, including negotiating with landlords to obtain rent abatement, deferrals, or lease restructuring as well as continuing to make partial rent payments. We can provide no assurances that forbearance of any further lease obligations will be provided to us, or that, following the COVID-19 pandemic, we will be able to continue restaurant operations on the current terms of our existing leases, any of which could have an adverse effect on our business and results. In addition, we have received notices of default for some of our leases, and, in a small number of cases, notices of eviction or have had eviction proceedings commenced against us. We are actively responding to these notices or proceedings; however, we cannot be certain that our efforts will be successful, which could have an adverse impact on our operations.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the forty weeks ended October 4, 2020, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during the third fiscal quarter of 2020. Our ability to repurchase shares is limited to conditions set forth by our lenders in the First Amendment to Credit Agreement and Waiver prohibiting us from repurchasing additional shares until the later of (a) the Company's delivery of a compliance certificate for the fiscal quarter ending on or about July 11, 2021 demonstrating compliance with the financial covenants then in effect or (b) the Company satisfying an agreed ratio under its Leverage Ratio Covenant for the most recently ended fiscal quarter or fiscal year, as applicable.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 4, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 4, 2020 and December 29, 2019; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve and forty weeks ended October 4, 2020 and October 6, 2019; (iii) Condensed Consolidated Statements of Stockholders' Equity at October 4, 2020 and October 6, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 4, 2020 and October 6, 2019; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 5, 2020	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)