Form 10-K
period 2020-12-27
RED ROBIN GOURMET BURGERS INC
filed 2021-03-03
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34851
______________________________________________________________
RED ROBIN GOURMET BURGERS, INC.
(Exact name of registrant as specified in its charter)

DE		84-1573084
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
6312 S Fiddler's Green Circle, Suite 200N
Greenwood Village	CO	80111
(Address of principal executive offices)	(State)	(Zip Code)
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The NASDAQ Global Select Market) was $130.4 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 15,574,647 shares of common stock outstanding as of March 2, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2021 annual meeting of stockholders.

i

RED ROBIN GOURMET BURGERS, INC.

ii

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, primarily operates, franchises, and develops casual dining restaurants in North America famous for serving more than two dozen craveable, high-quality burgers with Bottomless Steak Fries® in a fun environment welcoming to Guests of all ages.
We opened the first Red Robin® restaurant in Seattle, Washington in September 1969. In 1979, the first franchised Red Robin restaurant was opened in Yakima, Washington. In 2001, we formed Red Robin Gourmet Burgers, Inc., a Delaware corporation, and consummated a reorganization of the Company. Since that time, Red Robin Gourmet Burgers, Inc. has owned, either directly or indirectly, all of the outstanding capital stock or membership interests, respectively, of Red Robin International, Inc. and our other operating subsidiaries through which we operate our Company-owned restaurants. Unless otherwise provided in this Annual Report on Form 10-K, references to "Red Robin," "we," "us," "our", or the "Company" refer to Red Robin Gourmet Burgers, Inc. and our consolidated subsidiaries.
As of the end of our fiscal year on December 27, 2020, there were 546 Red Robin restaurants, of which 443 were Company-owned and 103 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchise and Licensing Arrangements" for additional information about our franchise program. As of December 27, 2020, there were Red Robin restaurants in 44 states and one Canadian province.
The Company operates its business as one operating and one reportable segment. Financial information for our operating segment is included in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. We refer to our fiscal years as 2020, 2019, and 2018 throughout this Annual Report on Form 10-K. Our fiscal years, fiscal year end dates, and the number of weeks in each period are summarized in the table below:

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2020	December 27, 2020	52
2019	December 29, 2019	52
2018	December 30, 2018	52
Upcoming Fiscal Year:
2021	December 26, 2021	52
Business Strategy
We entered 2020 with accelerating business momentum due to the implementation of our transformation strategy. The strategy was developed based on comprehensive Guest-led studies that provided data driven and actionable information on how to align the Red Robin brand with our Guests. Our Guests are every-day people seeking time with friends and family across a robust, diverse, and multi-generational demographic with a large majority falling into the Gen X, Millennial, and Centennial generations. We believe our broad demographic appeal positions us well for future growth.
With the onset of the pandemic in early 2020, the Company entered an unprecedented time for our business and industry. While the pandemic brought forth complex challenges, it also enabled us to intensely focus on improving our operating and financial model. The material improvements made to our business enabled us to resume our transformation strategy in an even stronger position. Our transformation strategy includes the following four fundamental elements:
•Recapture our Soul.
Our differentiated brand promise is to deliver memorable moments connecting family, friends, and fun. We engage with our Guests by delivering burgers and other mainstream favorites in a casual, playful atmosphere. We feature the highest quality burgers with a creative take on traditional, shareable foods like Donatos® pizza and wings, milkshakes, beer, and our signature all-you-can-eat Bottomless Steak Fries®. A visit to our restaurant encourages Guests to determine the pace of their experience based on their occasion and connect with the people around the table, providing them "The Gift of Time".

•Deliver the Promise.
We are accountable for consistently delivering our brand promise to our Guests. We accelerated the implementation of our new hospitality model, Total Guest Experience ("TGX"), during 2020 as dining rooms reopened. TGX combines technology and improved service coverage to deliver an elevated and more attentive Guest experience. TGX improved speed of service (including decreased ticket and window times), increased cleanliness scores, and contributed to highest ever product quality and overall Guest satisfaction scores. TGX enables our servers to stay in their section the majority of the time to engage with Guests while server partners deliver food, beverages, refills, and clear dishes. Restructuring our restaurant management labor model has also created greater flexibility during peak times. Our restructured labor model benefits both our Guests and our Team Members, as it supports our hospitality model improvements while also creating a structured and clear career path for Team Members. Both TGX and the new restaurant management labor model are contributing to our highest ever Guest satisfaction scores.
Pivoting to off-premise only at the onset of the pandemic required our Team Members to focus on improving the execution of our off-premise channel. We leveraged technology and process enhancements to provide a seamless and frictionless off-premise experience to our Guests. We also implemented a triple check accuracy program, ensuring every order goes through three checks before being handed to the Guest. Our improvements resulted in approximately a 40% increase in order accuracy, and a 50% increase in overall off-premise Guest satisfaction scores, even as off-premise sales more than doubled compared to the prior year. We believe these technological and operational improvements in conjunction with additional enhancements underway in 2021 will enable Red Robin to generate and maintain off-premise sales levels well above those generated prior to the pandemic. We believe that delivering on our brand promise will drive growth in Guests visits and brand advocacy.
•Tell Our Story.
We launched our "All the Fulls" brand campaign in the third quarter of 2019. The campaign emphasizes the emotional appeal of our brand promise of driving memorable moments of connection, connecting Guests where and how they consume media, and reinforcing key aspects of our brand, including our quality burgers and shareable mainstream favorites, in a family friendly atmosphere. This has transformed the emphasis of our messaging from price to highlighting the value our brand provides.
Our core Guest is generally younger than that of the casual dining category and more active in the digital space, which has allowed us to further leverage digital marketing strategies that are more effective and cost efficient. We also enhanced segmentation and targeting in our over nine million member Red Robin RoyaltyTM program, bringing loyalty engagement to best-ever levels. Our marketing strategy has driven improved engagement with our Guests, and we expect it to continue to drive engagement with our brand in the future.
•Accelerate Profitable Growth
We seek to accelerate profitable sales growth through selective focus on fewer and more impactful initiatives that will drive significant top and bottom-line results. During the pandemic, Red Robin permanently reduced costs with the expectation to deliver more than 100 basis points of permanent incremental enterprise-level margin improvement once we return to pre-COVID-19 sales volumes. Additionally, we launched Red Robin last-mile delivery in 2020 which provides Guests the ability to utilize our unique loyalty program when ordering off-premise. Further, in 2020, we announced our partnership with Donatos®, a high-quality pizza brand "nested" inside of Red Robin restaurants, that we expect to drive incremental top-line sales and gross margin and give Guests another reason to choose Red Robin. At the end of 2020, we resumed the implementation of Donatos® bringing the total of number of Company-owned restaurants that offer it to 79. In 2021, we plan to add Donatos® to approximately 120 Company-owned restaurants, bringing the total number of Company-owned restaurants that offer Donatos® to approximately 200 by the end of the year. We believe Donatos® will generate annual Company pizza sales of more than $60 million and profitability of more than $25 million by 2023, when we expect to have completed our rollout to approximately 400 Company-owned restaurants.
As the Company emerges from the novel coronavirus ("COVID-19") pandemic, and we adapt to operating in a post-pandemic environment within the casual dining space, we are preparing our Team Members with a prescriptive "Ready-Set-Reopen" playbook, guiding best practices for operating our indoor dining rooms at 100% capacity. We believe pent up demand, coupled with our record high Guest satisfaction scores, positions us well to welcome our Guests back to Red Robin with frequency.

Restaurant Concept
The Red Robin brand has many desirable attributes, including a range of high-quality menu items, a strong Guest-focused culture, and a strong value proposition, where our Guests experience memorable moments of connection with family, friends, and fun.
We pride ourselves on our Gourmet Burgers and other mainstream favorites served in a casual, playful atmosphere. Our menu features our signature product, a line of Gourmet Burgers made from premium quality, fresh ground beef. To complement our best-selling Gourmet Burgers, we offer an everyday-value line of Red's Tavern Double® burgers, and Red Robin's Finest line made with premium toppings. We also offer burgers made with other proteins including chicken breasts (grilled or fried), turkey patties, as well as a proprietary vegetarian patty and the Impossible™ plant-based burger patty. We offer a selection of buns, including gluten free, sesame, whole grain, and lettuce wraps, with a variety of toppings, including house-made sauces, crispy onion straws, sautéed mushrooms, several cheese choices, and a fried egg. All of our burgers are served with our all-you-can-eat Bottomless Steak Fries® or Guests may choose from other side options. We specialize in customizing our menu items to meet our Guests' dietary needs and preferences and have received recognition from experts in the allergen community. In addition to burgers, which accounted for 59% of food sales in 2020, Red Robin serves an array of other mainstream favorites that appeal to our Guests. These items include a variety of shareable foods like Donatos® pizza and wings, salads, soups, seafood, and other entrees. We also offer a range of single-serve and shareable desserts as well as our milkshakes. Our beverages include signature alcoholic and non-alcoholic specialty drinks, cocktails, wine, and a variety of national and craft beers.
We strive to give our Guests the choice of the pace of their experience based on their occasion, from accommodating time-pressured meals to offering a place to relax and connect with friends. Red Robin also has an extraordinary approach to Guest service, and we have cataloged thousands of stories of Red Robin Team Members who live our values. Many examples can be found on our website, www.redrobin.com. Note that our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
We also strive to provide our Guests with exceptional dining value and the ability to customize their experience. In 2020, we had an average check per Guest of $13.26 including beverages. Average Guest check decreased compared to 2019 due to the COVID-19 pandemic restricting indoor dining resulting in a higher off-premise sales mix. We believe our price-to-value relationship, featuring our innovative array of quality burgers, differentiates us from our casual dining competitors and allows us to appeal to a broad base of middle income, multi-generational consumers.
Human Capital Management
We strive to ensure our employees, whom we refer to as Team Members, are Better for Being Here through our core B.U.R.G.E.R values: Bottomless Fun, Unwavering Integrity, Relentless Focus on Improvement, Genuine Spirit of Service, Extraordinary People, and Recognized Burger Authority. Each of these values work to empower and develop our Team Members and has created a Company culture that we collectively take pride in every day. We reward and incentivize our Team Members with competitive pay, recognition and rewards, and benefit programs. We also provide our Team Members the opportunity to grow and develop, promote health and safety, and value inclusion, diversity, and engagement.
As part of our human capital management strategy, we focus on the following areas:
Our Team Members
As of December 27, 2020, we had 21,374 Team Members consisting of 20,968 Team Members at Company-owned restaurants and 406 restaurant support center and field-based Team Members. We are currently 99% staffed at the restaurant manager level, and our restaurant Team Member turnover rate is approaching industry best-in-class targets. We focus on General Manager tenure in restaurants and its positive link to Guest traffic, overall Guest satisfaction, and Team Member turnover trends. Our General Manager turnover during 2020 was 19.3%, and 74% of General Managers have been managing their current restaurant for a year or more. None of our Team Members is covered by a collective bargaining agreement. We consider our Team Member relations to be good, and we have not experienced any significant work stoppages during 2020.

Competitive Compensation and Benefits
We support our Team Members by offering market-competitive wages and benefits for eligible Team Members. We pay competitive, prevailing wages, and our only positions paid below minimum wage at the restaurant level are our tipped Team Members who are paid at the state tip credit rate or state minimum wage rate. All other positions are paid at or above minimum wage, and we ensure tipped positions make more than minimum wage when including tips. Our benefits programs include medical and other insurance, employee assistance programs, shift meals, Red Robin meal discounts, paid time off, 401(k) with employer match, tuition reimbursement, an employee stock purchase plan, and equity-based awards for eligible restaurant support center and operations Team Members, generally, at the director level and above. The Red Robin Perks program also provides discounts on a wide range of products and services, including cell phone bills, technology purchases, movie tickets, gym memberships, and vacation packages. Additionally, we motivate and support healthy work/life balance and flexible working arrangements for restaurant support center Team Members.
During the COVID-19 pandemic, we implemented an emergency sick pay policy for Team Members in all states. While our restaurants were closed or on reduced capacity, we provided assistance to Team Members looking for additional hours. We partnered with grocery stores, an online retailer, restaurant delivery drivers, and a technology partner in order to provide early visibility to available jobs, streamlined applications, and interviews.
Our compensation and performance evaluation systems are carefully designed to maintain pay equity by focusing pay decisions on experience and performance to ensure the Company retains a highly productive workforce to operate our business while providing a high level of service to our Guests.
Health and Safety
We have traditionally been a leader in health and safety and have implemented new practices during the COVID-19 pandemic consistent with that leadership position. Due to the COVID-19 pandemic, we continue to navigate an unprecedented time for our business and industry. We operate with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind with strict adherence to US Centers for Disease Control and Prevention, state, and local guidelines as our top priority.
In response to the COVID-19 pandemic, we require that Team Members take temperature checks prior to entering the restaurant and wear a face mask at all times while in the restaurant except when eating, and we provide personal protective equipment for our restaurant Team Members. We also have implemented a six-foot distancing playbook that allows managers to maintain a six-foot distance from others while performing their daily tasks, one-on-one meetings, Team Member interactions, orientations, and interviews. We provided COVID-19 testing coverage for our restaurant Team Members through our benefit plans before it was required, and we plan to continue offering testing.
During the COVID-19 pandemic, we immediately instituted telecommuting policies at the restaurant support center to support working from home and will not bring Team Members back to the office before it is deemed safe by public health officials. Through the Leading from a Distance workshop, we taught skills to restaurant support center and restaurant Team Members in supervisor positions that helped to continue to drive performance during a time where face-to-face interaction was limited. These workshops focused on creating engagement, communication, and accountability. We began offering these workshops before the COVID-19 pandemic, so our Team Members in supervisor positions were able to use these skills to aid in a smooth transition into the COVID-19 operating environment. We are assessing opportunities for a more permanent remote work force at the restaurant support center.
Diversity, Equity, and Inclusion
At Red Robin, we value diversity and inclusion. We have a successful Women's Excellence program, a Company-wide resource group to support and inspire Team Members through development, networking, leadership, and other resources while fueling a culture of opportunity and diversity, and we continue to partner with the Women's Foodservice Forum, which has been instrumental in providing valuable resources and insights to help the advancement of our female leaders. During 2020, we also began holding focus groups on the topics of social and economic inequality. These informal focus groups include Team Members from all levels of the Company led by a key leader trained as a moderator to facilitate a discussion about social and economic inequality and how we as a Company can work together towards building a more equitable and just society.
We recently launched an initiative with the assistance of a diversity consultant to identify areas of opportunity for expanded diversity and inclusion practices in our Company and to support the development and execution of a comprehensive long-term diversity, equity, and inclusion strategy for Red Robin.

Restaurant Management
Our typical restaurant management team consists of a general manager, an assistant general manager, one to two associate managers, and additional shift supervisors depending on restaurant sales volumes. With our restaurant management restructuring completed in 2020, we will be able to fluctuate supervision needs more easily to better adjust to sales volumes in our restaurants. This improves our ability to manage effectively by placing more management and supervision in the restaurants during peak times. It also expanded our talent pipeline with additional capacity for entry-level restaurant managers. This provides a structured and clear career path for our Team Members and allows us to broaden our external candidate pool beyond individuals with full service dining experience.
The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and coaching of Team Members, as well as operating results. Our typical restaurant employs approximately 55 Team Members, most of whom work part-time on an hourly basis.
Learning and Development
We strive to maintain quality and consistency in each of our restaurants through the training and development of Team Members and the establishment of, and adherence to, high standards relating to Team Member performance, Guest satisfaction, food and beverage preparation, and the maintenance of our restaurants. Each restaurant maintains a group of certified learning coaches, including a head learning coach, who collectively are tasked with preparing new Team Members for success by providing on-the-job training leading up to a final skills certification for their position. Team Members seeking advancement have the opportunity to join our management development program as a Shift Supervisor. We continue to focus on hiring, training, and retaining our Team Members as we believe this is key to maintaining quality and consistency in each of our restaurants.
Shift Supervisors complete an in-depth training curriculum that develops their ability to supervise all aspects of shift execution, including, but not limited to, food safety, food production, Team Member coaching, creating memorable moments of connection with our Guests, ensuring Guest satisfaction, and financial aspects of the business. The Shift Supervisor program is an important steppingstone for hourly Team Members who desire a career in restaurant management.
New restaurant managers participate in our eight-week Management Foundations training program. This program hones each manager's skills, specifically in two areas: flawless shift execution and effective coaching of Team Members.
Through these learning and development practices at the restaurants, the majority of current restaurant management Team Members have been promoted from within.
Providing our restaurant teams the support and resources they need to be successful requires dedication, an of-service attitude, and the utmost professionalism on the part of our restaurant support center team. We ensure the restaurant support center Team Members have what they need to meet these demands by offering several avenues to enhance their professional development, including but not limited to, an in-house leadership library of over 400 titles, more than 40 remote learning development opportunities, one-on-one career coaching, and the opportunity to attend conferences in their field.
Team Member Engagement
We regularly collect feedback to better understand and improve Team Member experience and identify opportunities to strengthen our culture. We welcome open, candid feedback to ensure Team Members feel heard and engaged and to better support the values important to each of our Team Members. We accomplish this through a variety of programs and forums, including town halls, virtual open forums, Heart Checks, one-on-one coaching meetings, Discovery cards, Quality Circles, and Team Member Voice. Heart Checks are performed at the beginning of restaurant team monthly performance meetings and allow for restaurant Team Members to candidly share their thoughts and feelings about Red Robin with members of the restaurant's leadership team. During Discovery card sessions, a Team Member reviews a set of theme cards with statements such as, "I feel valued at my company and my opinions matter". The Team Member then interprets each card and places the cards in one of three columns, strengths, opportunities, and neutral, based on their opinion of each Discovery card statement. The session leader then asks the Team Member in a one-on-one setting to elaborate on why they placed each card in the respective columns. Quality Circles are informal meetings including Team Members from all levels of the Company led by a key leader who facilitates a discussion about current events and issues affecting the Company and our Team Members. Team Member Voice is an annual anonymous survey taken by every Team Member in the Company where they can respond to statements on a scale from strongly agree to strongly disagree. The statements included on the survey cover topics such as satisfaction with their supervisor, direction of the Company, intention to remain at Red Robin, and receiving the tools necessary to succeed in their position. Results are separated between restaurant support center Team Members and restaurant Team Members, and then results are shared with Team Members in a supervisor position. In addition to these structured programs and forums, we maintain an open-door policy at all levels of the Company. Our Company remains committed to offering Team Members numerous opportunities to have their voices heard because we believe our Team Members are our most valuable resource.

Food Safety and Purchasing
Our food safety and quality assurance programs help manage our commitment to quality ingredients and food preparation. Our systems are designed to protect our food supply from product receipt through preparation and service. We provide detailed specifications for our proprietary food ingredients, products, and supplies to our suppliers. We qualify and audit on an annual basis all of our food and beverage suppliers, as well as growers. Their certifications must comply with the Global Food Safety Initiative, if applicable. Our restaurant managers are certified in a comprehensive safety and sanitation course by the National Restaurant Association's ServSafe program. Strict food safety protocols, including safe cooking temperature requirements, food handling procedures, cooling procedures, and frequent temperature and quality checks, ensure the safety and quality of the food we serve in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to ensure that the products received meet our safety and quality specifications. Additionally, we engage an independent auditing company to perform unannounced comprehensive food safety and sanitation inspections up to four times a year in all Company-owned and franchised restaurants.
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements that may include fixed price contracts that can vary in term or formula-based pricing agreements that can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in 2020, ground beef represented approximately 17%, potatoes represented approximately 13%, and poultry represented approximately 10%. We monitor the market for the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily cheese and ground beef, have historically been subject to market price fluctuations. We continue to identify competitively priced, high quality alternative manufacturers, suppliers, growers, and distributors that are available should the need arise; however, to date we have not experienced significant disruptions in our supply chain. As of December 27, 2020, approximately 60% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2021.
Restaurant Development
Red Robin has grown its restaurant base prudently, considering a number of factors, including general economic conditions, expected financial performance, availability of appropriate locations, competition in local markets, and the availability of teams to manage new locations. Our site selection criteria focuses on identifying markets, trade areas, and specific sites that are likely to yield the greatest density of desirable demographic characteristics, retail traffic, and visibility. Based on these factors and the effects of COVID-19 on our business, we did not have new corporate unit growth in 2020.
In 2020, we announced our partnership with Donatos®, a high-quality pizza brand "nested" inside of Red Robin restaurants. Through this partnership, our restaurants will prepare and serve Donatos® branded pizzas to our dine in and off-premise Guests. Pursuant to a licensing arrangement, we will pay royalties on sales of Donatos® pizza products to Donatos®. As of December 27, 2020, we have introduced Donatos® pizzas to 79 restaurants. We plan to introduce Donatos® to approximately 120 restaurants in 2021 and expect to complete our rollout to approximately 400 Company-owned restaurants by 2023.
During 2021, we will continue to execute our long-term growth strategy which includes opportunities to broaden our reach and execute sustainable growth initiatives that deliver value to our stockholders. The Company is expecting to open one new restaurant during 2021. Beyond 2021, we plan to resume investing in restaurant refreshes and remodels that we suspended in 2020 due to the COVID-19 pandemic.
Restaurant Franchise and Licensing Arrangements
As of December 27, 2020, our franchisees operated 103 restaurants in 16 states and British Columbia, Canada. Our two largest franchisees own 43 restaurants located in Michigan, Ohio, and Eastern and Central Pennsylvania. In 2020, we opened one new franchise restaurant. We do not expect our franchisees to open any new restaurants in 2021.
Franchise Compliance Assurance
We actively work with and monitor our franchisees' performance to help them develop and operate their restaurants in compliance with Red Robin's standards, systems, and procedures. During the restaurant development phase, we review the franchisee's site selection and provide the franchisee with our prototype building plans. We provide trainers to assist the franchisee in opening the restaurant for business. We advise the franchisee on all menu items, management training, and equipment and food purchases. We also exchange best operating practices with our franchisees as we strive to improve our operating systems while attaining a high level of franchisee participation.

In response to COVID-19's effect on our franchise operations, we temporarily abated franchise royalty payments and advertising contributions during 2020. During periods of abated payments, franchise revenue was not recognized or collected from our franchisees. Abated royalty payments and advertising contributions will not be collected by the Company. Additionally, we provided assistance to our franchisees to onboard their restaurants onto our online ordering platforms, enabling them to more effectively capture off-premise sales during the pandemic.
Information Technology
We rely on information systems in all aspects of our operations, including, but not limited to, point-of-sale transaction processing in our restaurants, operation of our restaurants, management of our inventories, collection of cash, payment of payroll and other obligations, and various other processes and procedures.
Our restaurant support center and Company-owned restaurants are enabled with information technology and decision support systems. In our restaurants, these systems are designed to provide operational tools for sales, inventory, and labor management. This technology includes industry-specific, off-the-shelf systems such as tools designed to optimize food, beverage, and labor costs. These systems are integrated with our point-of-sale systems to provide daily, weekly, and period-to-date information that is important for managers to run an efficient and effective restaurant. We also use technology to interact with our Guests. This includes our website, loyalty platform, online ordering tools, and Guest feedback systems, which provide actionable insights on Guest service, food quality, and atmosphere to each of our restaurants.
We utilize centralized financial, accounting, and human resource management systems to support our restaurant support center and Company-owned restaurants. In addition, we use an operations scorecard that integrates data from our centralized systems and distributes information to assist in managing our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins, and other results.
In 2020, we invested in infrastructure that modernized and upgraded the capacity of our restaurant systems, stabilized the hand-held point-of-sale devices system wide to prepare for the launch of our new Total Guest Experience service model, and continued work on new, Guest facing digital experiences that support in-restaurant and off-premise dining. In 2021, we plan to continue our investments in building innovative digital experiences for our Guests and to improve our ability to manage our technology infrastructure through investments in infrastructure, automation, and advanced monitoring.
We accept electronic payment cards from our Guests for payment in our restaurants. We also receive and maintain certain personal information about our Guests and Team Members. We have systems and processes in place that focus on the protection of our Guests' credit card information and other private information we are required to protect, such as our Team Members' personal information. We have taken a number of steps to prevent the occurrence of security breaches in this respect. Our systems have been carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned restaurants, Red Robin is required to maintain compliance per the Payment Card Industry Data Security Standard (PCI-DSS) for our networks and systems both at our restaurant support center and Company-owned restaurants. Red Robin not only meets the requirements but also maintains a higher-level designation as a Merchant and Service Provider. These PCI compliance standards, set by a consortium of the major credit card companies, require annual assessment to ensure certain levels of system security and procedures are in place to protect our Guests' credit card and other personal information.
We also engage security assessors and consultants to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from Guests and Team Members.
Marketing and Advertising
We build brand equity and awareness through a media strategy with tailored content by channel and target. We leverage digital media (including search, website, paid digital, over-the-top, online video, and social media), email, SMS, and public relations initiatives. These programs are funded primarily through cooperative creative development and national media advertising funds. In addition, we supplement national media with targeted local media across offline and online channels.
In recent years, we have undertaken significant market research initiatives to gain a deep understanding of our Guests, our brand promise, and what we must do to deliver that promise. Additionally, we gain feedback and perceptions in order to inform our business decisions. Among other things, we use a Guest satisfaction tool in all restaurants that provides feedback from Guests on their experiences. Restaurant managers use this information to help identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our performance relative to peers and test potential business drivers among both current and potential Guests. We leverage our over nine million member Red Robin RoyaltyTM database to gain insights and track the frequency and purchase behavior of our Guests.

Our "All the Fulls" brand campaign, which highlights our distinctive positioning and emotional connection with Guests, will feature new creative content in 2021. We will also continue marketing support for our growing off-premise business which includes carryout, catering, and delivery. In 2020, we began increasing our focus on digital marketing, which has proven effective in reaching our core Guests where and how they consume media, and more cost effectively. This digital marketing strategy has led to increased Guest engagement with our brand.
Executive Officers
The following table sets forth information about our executive officers:

Name	Age	Position
Paul Murphy	66	President, Chief Executive Officer, and Member of the Board of Directors
Jonathan Muhtar	49	Executive Vice President and Chief Concept Officer
Lynn S. Schweinfurth	53	Executive Vice President, Chief Financial Officer, and Interim Chief Information Officer
Michael Buchmeier	57	Senior Vice President, Chief People Officer, and Interim Chief Operating Officer
Michael L. Kaplan	52	Executive Vice President and Chief Legal Officer
Paul Murphy. Mr. Murphy joined Red Robin as President and Chief Executive Officer in October 2019. Before joining Red Robin, Mr. Murphy served as Executive Chairman of Noodles & Company from July 2017 to September 2019. Prior to that, Mr. Murphy served as CEO and a member of the board of directors of Del Taco Restaurants, Inc. from February 2009 to July 2017 and as President from February 2009 to December 2016. From 1996 to 2008, Mr. Murphy held various roles with Einstein Noah Restaurant Group, Inc. Mr. Murphy originally joined Einstein's as Senior Vice President, Operations in 1997. He was promoted to Executive Vice President, Operations in 1998, and to Chief Operating Officer in 2002. In 2003, he was appointed President and CEO and a member of the board of directors. Mr. Murphy has significant experience in both operational and executive leadership in the restaurant industry, including leading companies through successful business transformations.
Jonathan Muhtar. Mr. Muhtar was promoted to Executive Vice President and Chief Concept Officer of the Company, effective January 1, 2018. Mr. Muhtar previously served the Company as Senior Vice President and Chief Marketing Officer from December 2015 until his promotion. Prior to joining the Company, Mr. Muhtar served as Executive Vice President and Chief Marketing Officer of Captain D's Seafood Restaurant from November 2011 to December 2015, and as Vice President of Global Marketing and Innovation and in other corporate and marketing positions at Burger King Corporation from July 2004 to June 2011.
Lynn S. Schweinfurth. Ms. Schweinfurth joined Red Robin as Executive Vice President and Chief Financial Officer in January 2019. She is also currently serving as our interim Chief Information Officer beginning in August 2020. Ms. Schweinfurth previously served as Vice President, Chief Financial Officer and Treasurer of Fiesta Restaurant Group since 2012 and was appointed Senior Vice President of Fiesta Restaurant Group in February 2015. From 2010 to 2012, she served as Vice President of Finance and Treasurer of Winn-Dixie Stores, Inc. Ms. Schweinfurth was Chief Financial Officer of Lone Star Steakhouse and Texas Land & Cattle from 2009 to 2010. She was Vice President, Finance, at Brinker International, Inc. from 2004 to 2009. Prior to 2004, Ms. Schweinfurth served in various corporate finance positions at Yum Brands, Inc. and PepsiCo, Inc.
Michael Buchmeier. Mr. Buchmeier has served as our Senior Vice President and Chief People Officer since August 2019. He is also currently serving as our interim Chief Operating Officer, beginning January 2020. Prior to his appointment to the Senior Vice President and Chief People Officer position, Mr. Buchmeier served as the Company's interim Chief People Officer from April 2019 to August 2020. He previously served in restaurant operations and various leadership roles for the Company from April 2018 to April 2019, including Vice President, Operations Standards and Talent Optimization from August 2018 to April 2019, Vice President of Operations from January 2018 to August 2018, Vice President, Operations Excellence from October 2016 to January 2018, and Director, New Restaurant Operations from August 2012 to October 2016.
Michael L. Kaplan.    Mr. Kaplan joined Red Robin as Senior Vice President, Chief Legal Officer, and Secretary in October 2013 and was promoted to Executive Vice President and Chief Legal Officer in February 2020. Prior to joining the Company, he served as Senior Vice President, General Counsel, Chief Security Officer and Corporate Secretary of DAE Aviation Holdings, Inc. (d/b/a Standard Aero), a privately held global aviation maintenance company, from January 2010 to September 2013, and as a Shareholder at Greenberg Traurig, LLP, an international law firm, from January 2002 to January 2010.

Competition
The restaurant industry is highly competitive, and our Guests may choose to purchase food at supermarkets or other food retailers. Although, for some occasions, we compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants, our primary competition is with other sit-down, casual dining restaurants within the full service dining segment. In addition, we compete to attract Guests for off-premise dining occasions, including online ordering, delivery, to-go, and catering. The number, size, and strength of competitors vary by region, concept, market, and even restaurant. We compete on the basis of taste, quality, price of food and related Guest value, Guest service, ambiance, location, and overall dining experience.
We believe our Guest demographics, strong brand recognition, gourmet burger concept, family friendly atmosphere, attractive price-value relationship, and the quality of our food and service enable us to differentiate ourselves from our casual dining competitors. We believe we compete favorably with respect to each of these factors. Our competitors include well-established national chains which have more substantial marketing resources. We also compete with many other restaurant and retail establishments for Team Members.
Seasonality
Our business is subject to seasonal fluctuations. Prior to the onset of the COVID-19 pandemic, sales in most of our restaurants have been higher during the summer months and winter holiday season due to factors including our retail-oriented locations and family appeal. As a result, our quarterly operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.
Trademarks
We have a number of registered trademarks and service marks, including the Red Robin®, Red Robin Gourmet Burgers®, Red Robin America's Gourmet Burgers & Spirits®, Red Robin Burger Works®, "YUMMM®", Red Robin Gourmet Burgers and BrewsTM, and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these marks, among others, with the United States Patent and Trademark Office, and we have applied to register various trademarks in certain other international jurisdictions. Pursuant to our licensing arrangement with Donatos®, we license the right to use the Donatos® trademark.
In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe our trademarks, service marks, and other intellectual property rights have significant value and are important to our brand building efforts and the marketing of our restaurant concept.
Government Regulation
Our restaurants are subject to licensing and regulation by state, province, and local health, safety, fire, and other authorities, including licensing requirements, regulations for the sale of alcoholic beverages and food, and public health related indoor capacity restrictions. To date, we have been able to obtain and maintain all necessary licenses, permits, and approvals. The development and construction of new restaurants is also subject to compliance with applicable zoning, land use, and environmental regulations. We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our Team Members and affect operating costs. These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, health care and benefits, workers' compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct. Federal, state, and local government agencies have established or are in the process of establishing regulations requiring that we disclose to our Guests nutritional information regarding the items we serve.
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

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected growth in Guest traffic and revenue, planned improvements in operational efficiencies, gross margins, and expense management and enhancements to our restaurant environments and Guest engagement; (ii) our expectations about pricing strategy and average check size; (iii) our ability to hire, train, and retain Team Members; (iv) investments in information technology systems and anticipated related benefits; (v) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs; (vi) anticipated legislation and other regulation of our business; (vii) recent initiatives such as changes to our service model and our partnership with Donato's®; (viii) our expectations about future cash flows, liquidity, future capital expenditures and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; and (x) our expectations regarding demand and business recovery, consumer preferences, and consumer discretionary spending.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•the impact of COVID-19 on our results of operations, supply chain, and liquidity;
•the effectiveness of the Company's strategic initiatives, including alternative labor models, service, and operational improvement initiatives;
•our ability to staff, train, and retain our workforce for service execution;
•the effectiveness of the Company's marketing strategies and promotions;
•menu changes, including the anticipated sales growth, costs, and timing of the Donatos® expansion;
•the implementation, rollout, and timing of technology solutions in our restaurants and at our restaurant support center, in addition to digital platforms that are accessed by our Guests;
•our ability to achieve revenue and cost savings from off-premise sales and other initiatives;
•competition in the casual dining market and discounting by competitors;
•changes in consumer spending trends and habits;
•changes in the cost and availability of key food products, distribution, labor, and energy;
•general economic conditions, including changes in consumer disposable income, weather conditions, and related events in regions where our restaurants are operated;
•the adequacy of cash flows and the cost and availability of capital or credit facility borrowings;
•the impact of federal, state, and local regulation of the Company's business;
•changes in federal, state, or local laws and regulations affecting the operation of our restaurants, including minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements; and
•costs and other effects of legal claims by Team Members, franchisees, customers, vendors, stockholders, and others, including negative publicity regarding food safety or cyber security.
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
Risks Related to Our Business
The COVID-19 pandemic has disrupted and may further disrupt our business, which has and could further materially adversely affect our operations, business, and financial results. In addition, any other epidemic, disease outbreak, or public health emergency may result in similar adverse effects.
The COVID-19 pandemic has had a material adverse effect on our business. The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our restaurants, may make it more difficult to staff restaurants, cause an inability to obtain supplies, increase commodity costs, continue to cause partial or total closures of impacted restaurants, and could damage our reputation. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks, or public health emergencies will impact our business, liquidity, financial condition, and results of operations depends on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; our ability to successfully navigate the impacts; government action, including restrictions on restaurant operations; and increased unemployment and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition, and results of operations.
We have been and could continue to be adversely affected by government restrictions on public gatherings, shelter-in-place orders, travel bans, and limitations on operations of restaurants, including dine-in restrictions and mandatory or voluntary closures or restrictions on hours of operations. Restaurants in the U.S. are currently under government mandates or guidelines to temporarily suspend operation or limit restaurant dine-in business in light of COVID-19. We are unable to predict when these measures may be further reduced, how quickly or if our operations will return to previous levels after the measures are scaled back, or if there will be additional future suspensions of operation for potential future waves of COVID-19 or another epidemic or public health emergency. While some of our restaurants have been able to reopen dining rooms, others have had to close again and most of our restaurants are still heavily relying on an off-premise operating model, as dining rooms at reopened restaurants have limited occupancy due to enhanced health and safety procedures and practices that are intended to ensure the safety and comfort of our Team Members and Guests. Even when dining room restrictions ease, we expect to incur increased cleaning and supply costs for an indefinite period of time and labor inefficiencies as we adjust to improved sales volumes and enhanced health and safety protocols. In addition, we cannot guarantee that changes to our operational policies and training will be effective to keep our Team Members and Guests safe from COVID-19. Any publicity relating to health concerns or the perceived or specific outbreaks of COVID-19 attributed to one or more of our restaurants, could result in a significant decrease in Guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. Similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our Guest traffic and have a similar material adverse effect on our business. In addition, adverse weather conditions in regions in which the Company's restaurants are located could limit our ability to utilize our expanded outdoor seating. We have also implemented temporary restaurant closures, modified hours, reduced staff, and furloughed employees. These changes and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time.
Our restaurant operations could be further disrupted if large numbers of our Team Members are diagnosed with COVID-19. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, fear of contracting COVID-19, limitations on travel, or other government restrictions in connection with COVID-19, our operations may be negatively impacted. Additionally, it may be difficult to properly staff and reopen our dining rooms if our previously furloughed employees found other sources of employment or are unwilling to return to work during the current climate.
The spread of COVID-19 has also caused us to modify our corporate business practices (including corporate travel, corporate work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations. There is no certainty that measures taken will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

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
Our suppliers have been and could continue to be adversely impacted by the COVID-19 pandemic. If our suppliers' employees are unable to work, whether because of illness, quarantine, fear of contracting COVID-19, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions. We provide personal protective equipment ("PPE") to our Team Members and have added additional supplies of sanitization products to our restaurants for employee and Guest use. A shortage of supply of PPE or sanitization products could adversely impact our restaurant operations.
In an effort to preserve liquidity, we have and may continue to take certain actions with respect to some or all of our leases, including negotiating with landlords to obtain rent abatement, deferrals, or lease restructuring as well as continuing to make partial rent payments. We can provide no assurances that forbearance of any further lease obligations will be provided to us, or that, following the COVID-19 pandemic, we will be able to continue restaurant operations on the current terms of our existing leases, any of which could have an adverse effect on our business and results. In addition, we have received notices of default for some of our leases, and, in a small number of cases, notices of eviction or have had eviction proceedings commenced against us. We are actively responding to these notices or proceedings; however, we cannot be certain that our efforts will be successful, which could have an adverse impact on our operations. While we intend for all Company-owned restaurants to reopen, certain of our Company-owned restaurants may remain permanently closed or ultimately close as a result of COVID-19.
The effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows, and financial condition, some of which may be significant and adversely impact our access to capital or to borrowing capacity under our credit facility and, as a result, our ability to operate our business on the same terms as we conducted business prior to the pandemic, complete our planned capital expenditures, and execute our strategic plan.
Our business strategy may not be successful or achieve the desired results, which may have an adverse impact on our business and financial results.
Our business strategy is designed to allow Red Robin to deliver long-term value creation for stockholders in a rapidly evolving marketplace. Our transformation strategy focuses on recapturing and delivering on our brand promise through delivering memorable moments connecting family, friends, and fun, a new service model, technology solutions, and staffing and retention; telling our story through a new creative strategy and marketing initiatives; and accelerating profitable growth through off-premise sales, and menu rationalization and enhancement including the introduction of Donatos® pizza, and a new restaurant prototype.
These strategies and initiatives may not result in sustained higher sales. Our new service model may not achieve the service enhancements we expect, which may negatively affect Guest traffic and sales. Catering, online ordering, and other out-of-restaurant sales options also involve additional operating procedures and complexity for our restaurants and increase reliance on third parties. We may not successfully execute these procedures and are not in control of the experience provided by third parties, which could adversely impact the Guest experience and, as a result, harm Guest perception of our brand and sales. Our business and successful turnaround depends upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance we will be able to develop or implement these or other important strategic initiatives, or that we have, or will have, sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them, which could in turn adversely affect our business.
Our success depends on our ability to effectively compete in the restaurant industry to attract and retain Guests.
Competition in the restaurant industry is intense and barriers to entry are low. Our competitors include a large and diverse group of restaurants in all segments ranging from quick serve and fast casual to polished casual and those verging on fine dining. These competitors range from independent local operators that have opened restaurants in various markets, high growth targeted "better" burger concepts in the quick serve and fast casual space, to the well-capitalized national restaurant companies. Many of these concepts have already captured segments of the market that we are targeting, and are expanding faster than we are, penetrating both desirable geographic and demographic markets. Many of our competitors are well established in the casual dining market segment and in certain geographic locations and some of our competitors have substantially greater financial, marketing, and other resources than we have available. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position, including the use of significant discount offers to attract Guests. We also compete with other restaurants and retail establishments for prime real estate locations.

Our marketing and branding strategies to attract, engage, and retain our Guests may not be successful, which could negatively affect our business.
We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage, and retain customers. Our unique loyalty program, Red Robin Royalty™, has experienced some success in enrollment and driving sales and Guest counts by providing loyal Guests with various incentives and rewards. We intend to continue to provide a family friendly atmosphere and have recently shifted our marketing focus to reinforce moments of connection and brand equities instead of price to drive Guest engagement, traffic, and sales. We do not have any assurance our marketing strategies will be successful. If our advertising, branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales or Guest traffic we expect, and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and more extensive national marketing strategies and media usage and we may not be able to successfully compete against those established programs.
Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our restaurant sales and financial performance.
As part of our marketing efforts, we rely on an omni-channel creative strategy including increased social and digital engagement platforms, including Facebook®, Instagram®, and Twitter® to attract and retain Guests. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal. Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete and making it challenging for us to differentiate our social media messaging. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal.
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
The protection of Guest, Team Member, and Company data is critical to us. We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements including the California Consumer Privacy Act (CCPA). Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes, and if we fail to comply with the laws and regulations regarding privacy and security, we could be exposed to risks of fines, investigations, litigation and disruption of our operations.
Moreover, we accept electronic payment cards from our Guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our Guests, Team Members, and vendors, and we process Guest payments using payment information. Customers and employees have a high expectation we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyber-attacks. If we have experienced, or in the future experience, a security breach, we could become subject to claims, lawsuits, or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, Guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a consumer cyber security "bill of rights" for our Guests, which includes a number of procedures designed to increase transparency and address our Guests' concerns regarding data breaches (whether actual or perceived), this policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and Guest confidence. We maintain a separate insurance policy covering cyber security risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, in light of recent court rulings and amendments to policy forms, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to a cyber-attack and breaches if credit and debit card information is stolen.
Because of the number of credit card transactions we process, we are required to maintain the highest level of PCI Data Security Standard compliance at our restaurant support center and Company-owned restaurants. As part of an overall security program and to meet PCI standards, we undergo regular external vulnerability scans and we are reviewed by a third party assessor. As PCI standards change, we may be required to implement additional security measures. If we do not maintain the required level of PCI compliance, we could be subject to costly fines or additional fees from the card brands that we accept or lose our ability to accept those payment cards. Our franchisees are separate businesses that have different levels of compliance required depending on the number of credit card transactions processed. If our franchisees fail to maintain the appropriate level of PCI compliance or they experience a security breach, it could negatively impact their business operations, and we could face a loss of or reduction in royalties or other payments they are required to remit to us and it could adversely affect our reputation and Guest confidence.
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
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages, and we are in the process of rolling out Donatos® pizza to our restaurants. Our continued success depends, in part, upon the continued popularity of these foods and this style of dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of significant advertising and food discounting could influence our Guests' dining choices. There is no assurance that the addition of Donatos® pizza to our menu will not negatively impact our brand or cannibalize sales of core menu items.
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
As of December 27, 2020, 406 of our 443 Company-owned restaurants are located on leased premises. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.
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
Changes in consumer buying patterns, particularly due to declines in traffic near our leased locations, and the increase in popularity of e-commerce sites and off-premise sales, may affect our revenues, operating results, and liquidity.
The success of our restaurants depends in large part on leased locations. Our restaurants are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract Guests to our restaurants. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. E-Commerce or online shopping continues to increase and negatively impact consumer traffic at traditional "brick and mortar" retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our restaurants could negatively affect our restaurant sales. In addition, desirable locations for the relocation of existing restaurants may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
In the last several years, off-premise sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our online, to-go, catering, and delivery services to drive off-premise sales, there can be no guarantee we will be able to continue to increase our off-premise sales. Off-premise sales could also cannibalize dine in sales, or our systems and procedures may not be sufficient to handle off-premise sales, which may require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them a commission, which lowers our profit margin on those sales. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. While we have introduced an alternative to third party delivery by offering an online Company platform to collect orders and outsource the "last mile" of delivery, we may not be able to convert Guests to our platform and that model remains subject to some of the same risks.

Our operations are susceptible to the changes in cost and availability of commodities which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, potential imposition of tariffs on imports from other countries, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2020, approximately 60% of our estimated 2021 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through 2021. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. Although the majority of our commodities are sourced domestically, changes in trade policy and tariffs could negatively impact our commodity costs. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
We may experience interruptions in the delivery of food and other products from third parties.
Our restaurants depend on frequent deliveries of fresh produce, food, beverage, and other products. This subjects us to the risk of interruptions in food and beverage supplies that may result from a variety of causes including, but not limited to, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties, including bankruptcy of our suppliers or other unforeseen circumstances. Such shortages could adversely affect our revenue and profits. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products.
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
The expansion of our restaurant base depends in large part on our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants, or the inability to profitably operate them once opened, could materially and adversely affect our planned growth. The success of our expansion strategy and the success of new restaurants depends upon numerous factors, many of which are beyond our control, including the following:
•changes to or volatility in the macroeconomic environment nationally and regionally, which could affect restaurant-level performance and influence our decisions on the rate of expansion, timing, and the number of restaurants to be opened;
•competition in our markets and general economic conditions that may affect consumer spending or choice;

•identification of and ability to secure an adequate supply of available and suitable restaurant sites;
•timely adherence to development schedules;
•cost and availability of capital to fund restaurant expansion and operation;
•negotiation of favorable lease and construction terms;
•the availability of construction materials and labor;
•our ability to manage construction and development costs of new restaurants;
•unforeseen environmental problems with new locations;
•securing required governmental approvals and permits, including liquor licenses, in a timely manner or at all;
•our ability to locate, hire, train, and retain qualified operating Team Members to staff our new restaurants, especially managers;
•our ability to attract and retain Guests;
•weather, natural disasters, and other calamities; and
•our ability to operate at acceptable profit margins.
We are subject to the risks presented by acquisitions or refranchising.
As part of our expansion efforts, we have acquired some of our franchised restaurants in the past. In the future, we may, from time to time, consider opportunistic acquisitions or dispositions of restaurants. We may in the future pursue refranchising with quality operators in certain identified markets. Any future acquisitions or dispositions will be accompanied by the risks commonly encountered in acquisitions. These risks include among other things:
•the difficulty of integrating operations and Team Members;
•the potential disruption to our ongoing business;
•the potential distraction of management;
•the effect on selling, general, and administrative expenses and earnings;
•the inability to maintain uniform standards, controls, procedures, and policies; and
•the impairment of relationships with Team Members and Guests as a result of changes in ownership and management.
New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for six months or more.
New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants in the comparable restaurant base. There is no assurance new restaurants in the future will continue to experience success. It takes approximately six months or more for new restaurants to reach normalized operating levels due to inefficiencies and other factors typically associated with new restaurants. These factors include operating costs, which are often significantly greater during the first several months of operation, and fluctuating Guest counts at new locations, as well as competition from our competitors or our own restaurants, consumer acceptance of our restaurants in new markets and lack of market awareness of our brand in a new market. Further, there is no assurance our less mature restaurants will attain operating results similar to those of our existing restaurants.
The large number of Company-owned restaurants concentrated in the Western United States makes us susceptible to changes in economic and other trends in that region.
As of December 27, 2020, a total of 180 or 40.6% of our 443 Company-owned restaurants, representing 47% of restaurant revenues, were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, Utah, and Washington state). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the Western United States, as well as regional differences in the legal, regulatory, and litigation environment, could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.

Our revenues and operating results may fluctuate significantly due to various risks and unexpected circumstances, including increases in costs, seasonality, weather, and other factors outside our control.
We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be negatively affected. These risks include but are not limited to: extended periods of inclement weather which may affect Guest visits as well as limit the availability and cost of key commodities such as beef, poultry, potatoes, and other items that are important ingredients in our products; material disruptions in our supply chain; changes in borrowings and interest rates; changes to accounting methods or principles; impairment of long-lived assets, including goodwill, and losses on restaurant closures; and costs from natural disasters and repairs to damaged or lost property.
Moreover, our business fluctuates seasonally. Prior to the onset of the COVID-19 pandemic, sales in most of our restaurants have been higher during the summer months and winter holiday season. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.
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
We must continue to attract, retain, and motivate a sufficient number of qualified management and operating Team Members to provide the desired Guest and Team Member experience in our restaurants or deliver on our business strategy. Qualified management and operating Team Members are currently in high demand. If we are unable to attract and retain qualified people, especially at the General Manager level, our restaurants could be short staffed, we may be forced to incur overtime expenses, hourly Team Member turnover could increase, and our ability to operate our restaurants and roll out new service model and technology solutions effectively could be limited, and the Guest experience could be negatively affected, leading to a decline in traffic and sales.
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
Further, we are subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Also, there may be circumstances in which we may be held liable for the actions of our franchisees. In a 2014 action, the National Labor Relations Board (NLRB) alleged McDonald's USA, LLC (the parent-franchisor company for McDonald's restaurants) could be jointly liable for labor and wage violations by its franchisees. Although the parties reached a proposed settlement in March 2018, the administrative law judge in the action rejected the proposed settlement in July 2018. If the action is not settled and results in an adverse outcome against McDonald's USA, liability for franchisees' overtime, wage, or union-organization violations could be pursued against us. Failure to comply with the laws and regulations governing our franchisee relationships or adverse decisions similar to the above-described NLRB action could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.

Decreased cash flow from operations, or an inability to access credit could negatively affect our business initiatives or may result in our inability to execute our revenue, expense, and capital deployment strategies.
Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit agreement. Our capital deployment strategies include but are not limited to paying down debt, maintaining existing restaurants and infrastructure, and executing on our long-term transformation strategy. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions and any resulting negative effect on our net income, cash flows, or other relevant financial performance metrics under our revolving credit facility could affect our ability to borrow or comply with our covenants under that facility. While our share repurchase program is currently suspended, when resumed, any repurchase by us of our shares of common stock will further reduce cash available for operations and future growth, as well as debt repayment.
Our future success depends on our ability to protect our intellectual property.
Our business prospects will depend in part on our ability to protect our proprietary information and intellectual property, including the Red Robin, Red Robin Gourmet Burgers®, Red Robin America's Gourmet Burgers & Spirits®, "YUMMM®", Red Robin Gourmet Burgers and BrewsTM, and Red Robin RoyaltyTM names and logos. We have registered or filed applications for trademarks for these names and logos, among others, with the United States Patent and Trademark Office and in Canada and we have applied to register various trademarks in certain other international jurisdictions. Our trademarks could be infringed in ways that leave us without redress, such as by imitation or by filings by others in jurisdictions where we are not currently registered. In addition, we rely on trade secrets and proprietary know-how in operating our restaurants, and we employ various methods to protect these trade secrets and proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts, and recipes. Consequently, our business could be negatively affected and less profitable if we are unable to successfully defend and protect our intellectual property.
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
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant Team Members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the current federal minimum wage, including California, Washington, Oregon, Colorado, and New York. For example, California enacted legislation that increased its minimum wage through a series of annual rate increases, from $10.50 an hour in January 2017 to $15 an hour in January 2022, and some California localities currently mandate wages higher than $15 an hour. In addition, the Biden administration and members of Congress have called for an increase in the federal minimum wage from $7.25 an hour to $15 an hour. We anticipate additional legislation increasing minimum wage standards will be enacted in future periods and in other jurisdictions, including a potential increase or elimination of the tip credit wage.
In the past, many of our eligible Team Members chose not to participate in our Company-sponsored health care plans for various reasons, but we expect to continue to see increased costs due to the impact of changes in the health care laws, including as a result of any repeal, replacement or other significant modifications of The Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act"). Our distributors and suppliers also may be affected by higher minimum wage or health care costs, which could result in higher costs for goods and services supplied to us. A shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. In the past, we have been able to offset increases in labor costs by improving our productivity or changing staffing models in our restaurants or by taking gradual increases in pricing, but there is no guarantee we can continue to do so in the future. In addition, we rely on our Team Members to accurately disclose the full amount of tips received, and we based our FICA tax reporting on the amounts provided to us by such tipped Team Members. Inaccurate Team Member FICA tax reporting could subject us to monetary liabilities. If our labor costs increase and we are not able to offset costs through productivity or efficiency gains from changing staffing models, profitable sales drivers or costs reduction efforts, or to pass along the costs in the form of increased prices to our Guests, then it could have a material adverse effect on our results of operations. Further, changes to our staffing models in our restaurants due to labor costs or any labor shortages, could negatively impact our ability to provide adequate service levels to our Guests, which could result in adverse Guest reactions and a possible reduction in Guest traffic at our restaurants.
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
Various federal, state, and local employment laws govern our relationship with our Team Members and affect operating costs. These laws govern employee classification, wage rates, fair scheduling and payment requirements including tip credit laws and overtime pay, meal and rest breaks, unemployment and other taxes, health care and benefits, workers' compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all of our Team Members to provide us with the government-specified documentation evidencing their employment eligibility, some of our Team Members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. A number of other factors could adversely affect our operating results, including:
•additional government-imposed increases in minimum and/or tipped wages, overtime pay, paid leaves of absence, sick leave, and mandated health benefits;
•increased tax reporting and tax payment requirements for employees who receive gratuities;
•a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and

•increased employee litigation including claims under federal and/or state wage and hour laws, including the WARN Act.
We are subject to "dram shop" statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to such intoxicated person. Failure to comply with alcoholic beverage control or dram shop regulations could subject us to liability and could negatively affect our business.
The Company's effective tax rate could be volatile and materially change as a result of changes in tax laws.
Prior to the 2020 U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, the creation of a 10% penalty on certain imports, and a 15% minimum tax on worldwide book income. Additionally, a repeal of NOL carrybacks has also been discussed. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to the Company's effective tax rate and cash tax refunds. Additionally, while we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period which the final determination is made.
A significant increase in litigation could have a material adverse effect on our results of operations, financial condition, and business prospects.
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
There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against. Such losses could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our employee health, workers' compensation, general liability, property, and cyber insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our financial condition, results of operations, and liquidity. Failure to obtain and maintain adequate directors' and officers' insurance could materially adversely affect our ability to attract and retain qualified officers and directors.

Risks Related to Owning Our Stock
The market price of our common stock is subject to volatility, which has and may continue to attract the interest of activist stockholders.
During fiscal 2020, the price of our common stock fluctuated between $5.18 and $37.13 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry, and the COVID-19 pandemic. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company's operating performance. The price of our common stock may continue to be volatile, based on factors specific to our Company and industry, as well as factors related to the equity markets overall. Moreover, such volatility has recently and may continue to attract the interest of activist stockholders. Responding to activist stockholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.
Any failure to repurchase the Company's stock up to the maximum amounts permitted under our previously announced repurchase program may negatively impact investor perception of us and may affect the market price and volatility of our stock.
Our stock repurchase program is temporarily suspended. If and when we reinstate our stock repurchase program, it may require us to use a significant portion of our cash flow from operations and/or may require us to incur indebtedness utilizing our existing credit facility or some other form of debt financing. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented by proceeds from the exercise of employee stock options and our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. The inability to complete stock repurchases under our previously announced repurchase program may negatively impact investor perception of us and may therefore affect the market price and volatility of our stock.
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
Our restaurant support center is located in Greenwood Village, Colorado. We occupy this facility under a lease that expires on May 31, 2025. We operate a test kitchen and training facility located in Englewood, Colorado under a lease that expires May 31, 2025.
Our existing prototype for new Red Robin restaurants is approximately 4,500 to 5,800 square feet with a capacity of approximately 145 to 200 seats. We develop restaurants under ground leases on which we build our own restaurants in addition to converting existing buildings on standalone, in-line, end cap, and mall locations. As of December 27, 2020, our restaurant locations comprised approximately 2.8 million square feet.

ITEM 3.    Legal Proceedings
Evaluating contingencies related to litigation is a complex process involving subjective judgment on the potential outcome of future events and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements.
In July 2017, an hourly Team Member filed a class action lawsuit before the United States District Court in Santa Ana, California (Vigueras v. Red Robin International, Inc.) alleging that the Company failed to provide required meal breaks and rest periods and failed to reimburse business expenses, among other claims. In the first quarter of 2020, the Company reached a tentative settlement agreement resolving all claims in both cases for an aggregate $8.5 million. An additional $4.5 million was accrued during the Company's first fiscal quarter of 2020 to fully reserve the $8.5 million settlement amount, which was paid out in January 2021.
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment related claims and claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns. To date, none of these claims, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
Including the accrued liabilities related to the Vigueras settlement, as of December 27, 2020, we had a balance of $10.5 million for loss contingencies on our consolidated balance sheets. We ultimately may be subject to greater or less than the accrued amount.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Global Select Market under the symbol RRGB. As of March 2, 2021, there were 91 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2020 and 2019. We currently anticipate we will retain any future cash flow to pay down debt, maintain existing restaurants and infrastructure, and execute on our long-term transformation strategy. Our credit agreement currently limits us from declaring or paying any dividends or making any other repurchases on any of our shares, and we are subject to certain covenant ratios, including a leverage ratio and fixed charge coverage ratio, under our credit agreement.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 27, 2020, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during the fourth fiscal quarter of 2020. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Second Amendment prohibiting us from repurchasing additional shares until the first fiscal quarter of 2022 at the earliest and not until we deliver a covenant compliance certificate demonstrating a lease adjusted leverage ratio less than or equal to 5.00:1.00.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders' return on Common Stock of the Company since the end of its fiscal year 2015, with the cumulative total return over the same period for (i) The Russell 3000 Index, and (ii) the S&P 600 Restaurants.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 24, 2015, the last trading day in the Company's 2015 fiscal year, in the Company's Common Stock and in each of the indices.
This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN(1)
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and S&P 600 Restaurants Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$USD
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
RRGB
Russell 3000
S&P 600 Restaurants

	Fiscal Years Ended
	December 27, 2015	December 25, 2016	December 31, 2017	December 30, 2018	December 29, 2019	December 27, 2020
Red Robin Gourmet Burgers, Inc. (RRGB)	$100.00	$91.28	$91.20	$43.21	$50.18	$32.50
The Russell 3000 Index	100.00	112.94	135.38	127.17	168.47	201.35
S&P 600 Restaurants(2)	100.00	120.30	126.38	138.40	155.30	201.49
———————————————————
(1)    Represents performance of $100 invested on December 24, 2015 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.
(2)    The S&P 600 Restaurants includes companies such as Bloomin' Brands Inc., Brinker International, Inc., Chuy's Holdings Inc., Dine Brands Global, Inc., Fiesta Restaurant Group, Inc., and The Cheesecake Factory Incorporated.
ITEM 6.    Selected Financial Data
Not applicable.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. All comparisons under this heading between 2020 and 2019 refer to the fifty-two weeks ended December 27, 2020 and December 29, 2019, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our" or the "Company"), primarily operates, franchises, and develops casual dining restaurants with 546 locations in North America. As of December 27, 2020, the Company operated 443 Company-owned restaurants located in 38 states. The Company also had 103 franchised casual dining restaurants in 16 states and one Canadian province as of December 27, 2020. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five to six years. Both 2020 and 2019 refer to 52 week fiscal years.
Fiscal Year 2020 Accomplishments
Despite the COVID-19 pandemic, we made significant progress on our transformation strategy during fiscal year 2020 to solidify our financial longevity and develop a more robust enterprise business model. Our accomplishments in 2020 include the following:
•Significantly grew off-premise sales, which more than doubled over the prior year;
•Continued Donatos® roll-out, in 79 restaurants as of December 27, 2020;
•Structurally improved restaurant and enterprise-level margin for the long-term compared to 2019;
◦Reduced our menu by over one-third, improving operational execution and resulting in over $2 million in annual savings;
◦Implemented new management labor structure which provides better supervisory coverage during peak hours and increases flexibility resulting in approximately $14 million in annual savings excluding labor savings associated with closed restaurants;
◦Optimized our portfolio by completing lease negotiations for more than 75% of Company-owned restaurants resulting in 3% to 4% in occupancy expense savings over the remaining lease terms, as well as permanently closing select restaurants; and
◦Drove a permanent annual reduction in general and administrative expenses by more than 10%, or approximately $10 million, prior to future growth drivers and other inflationary costs.
•Reduced costs are expected to result in permanent incremental enterprise-level margin improvement of more than 100 basis points, as the Company returns to pre-COVID sales volumes;
•Implemented our TGX hospitality model, which combines technology and improved service coverage to deliver an elevated and more attentive Guest experience. TGX improved speed of service (including decreased ticket and window times), increased cleanliness scores, and contributed to highest ever product quality and overall Guest satisfaction scores; and
•Increased web traffic to drive a record number of Guests to our website, as well as increased social media engagement and a new high in total followers.

Company Response to COVID-19 Pandemic
Due to the COVID-19 pandemic, we continue to navigate an unprecedented time for our business and industry. The COVID-19 pandemic has had a material adverse effect on our business, and we expect the impact from COVID-19 will continue to negatively affect our business. During 2020, the Company experienced dining room closures and indoor dining capacity limitations in accordance with local public health orders based on fluctuating COVID-19 cases during the year, particularly in our key states of California, Colorado, Oregon, and Washington that implemented more strict indoor dining restrictions. Reopening dining rooms and expanding seating capacity was executed with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind with strict adherence to US Centers for Disease Control and Prevention, state, and local guidelines as our top priority.
We remain focused on expanding indoor and outdoor seating capacity, retaining higher off-premise sales levels compared to pre-COVID-19 levels, and consistently delivering a great Guest experience to continue to drive our improving sales. As dining rooms reopen, we expect to build sales momentum from additional seating expansion, including use of outdoor all-weather tents and indoor booth and other partitions. We continue to require Team Members to wear face coverings at all times and Guests to wear face coverings while entering, exiting, and walking around our restaurants. Face masks are provided for Guests who arrive without one to ensure we are enabling the mutual safety of our Guests and Team Members. Enhanced health and safety protocols remain in place across the business, including social distancing, face mask rules, daily symptom checks at the restaurants, emergency sick pay for hourly Team Members, and telecommuting policies for nearly all restaurant support center Team Members.
Sales and the Guest experience have been positively impacted by the accelerated implementation of our new TGX hospitality model, coupled with strong adherence to health and safety standards. Notably, restaurants with reopened dining rooms are retaining meaningful off-premise sales, demonstrating the enduring and growing popularity of Red Robin for off-premise occasions.
Our new TGX hospitality model combines technology and improved service coverage to deliver an elevated and more attentive Guest experience. TGX improved speed of service (including decreased ticket and window times), increased cleanliness scores, and contributed to highest ever product quality and overall Guest satisfaction scores. TGX enables our servers to stay in their section the majority of the time to engage with Guests while server partners deliver food, beverages, refills, and clear dishes. The use of handheld point-of-sale devices is critical to sending food orders to our kitchens and beverage orders to our server partners, ensuring speed of service, high quality food, and more attentive beverage and bottomless refills. Additionally, we are particularly focused on our ability to execute a great off-premise experience. We have put in place process and technology enhancements which streamlined and reduced friction in the ordering process, improved the accuracy of promise times for order pick-up and delivery, reinforced a triple check accuracy program ensuring every order goes through three checks before being handed to the Guest, added more convenient order pick up options, and dedicated assembly workspaces that can expand during peak periods. With these measures in place, we are confident that we are delivering an elevated casual dining experience that differentiates Red Robin from the competition.
We secured the Company's liquidity position through our at-the-market equity offering resulting in net proceeds of $28.7 million, reductions in costs as discussed above, receipt of a $49.4 million federal cash tax refund, including interest, provided under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and approximately $16 million of additional federal cash tax refunds expected to be received in 2021. Additionally, under provisions of the CARES Act, we are deferring approximately $18 million in payroll taxes to be paid in fiscal years 2022 and 2023.
The Company took additional actions during 2020 to improve liquidity and enhance financial flexibility in response to the COVID-19 pandemic, which enabled us to make significant progress on our transformation strategy as outlined above. These actions included temporarily reducing executive base salaries, Board member cash retainer fees, restaurant support center and non-furloughed restaurant supervisory Team Members wages and salaries by 20%, eliminating more than 50 restaurant support center general and administrative positions, postponing or eliminating all non-essential spend, suspending stock repurchases, temporarily halting full lease payments, and engaging in constructive discussions with landlords to achieve restructuring of lease agreements, as well as rent and other concessions.
We believe the actions we have taken in response to COVID-19 will be sufficient to fund our lease obligations, capital expenditures, and working capital needs for the next 12 months and foreseeable future. As of February 21, 2021, the Company had approximately $122 million of liquidity, including cash on hand and available borrowing capacity under the credit facility. This liquidity amount includes the impact of a cash payment of $8.5 million paid during the first quarter of 2021 related to a class action settlement of legal matters originally filed in 2017.
Although franchisees have had to restrict dining room capacity and close indoor dining rooms as a result of state and local public health orders at various times throughout the year, as of December 27, 2020, the majority of our franchisees' restaurants indoor dining rooms were open, and all of our franchisees' restaurants were open for off-premise.

As of February 28, 2021, the Company had 372 total (comparable and non-comparable) indoor dining rooms reopened with limited capacity, representing approximately 87% of currently open Company-owned restaurants. Notably, these restaurants have on average maintained off-premise sales that are more than two times what we generated before the pandemic after reopening dining rooms. As of February 28, 2021, 12 restaurants remained temporarily closed due to the COVID-19 pandemic. Of the 35 Company-owned restaurants initially closed due to the pandemic, 17 restaurants have been reopened and six restaurants have been permanently closed as of February 28, 2021. We will continue to evaluate the potential timing of reopening these remaining temporarily closed restaurants. Restaurant operating level expenses incurred for these restaurants during the temporary closures have been recorded in Restaurant closure and refranchising costs (gains) in Other charges; see Note 5, Other Charges, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Net comparable restaurant revenue and average weekly net sales per Company-owned restaurant with reopened indoor dining rooms for the Company's 28 day accounting periods through the second period of fiscal year 2021 and the most recent week ended February 28, 2021 are as follows:

	Period Ended(2)
Reopened Company-owned Restaurant Indoor Dining Rooms(3)	1-Nov	29-Nov	27-Dec	24-Jan	21-Feb(4)	28-Feb(5)
Net comparable restaurant revenues	(13.7)%	(20.7)%	(23.3)%	(8.1)%	(16.3)%	(9.1)%
Average weekly net sales per restaurant	$42,778	$39,041	$40,578	$44,354	$41,998	$51,150
Number of comparable Company-owned restaurants(1)	362	245	236	299	354	360
———————————————————
(1) Net sales performance for Company-owned restaurants with reopened indoor dining rooms for the full period presented. Restaurant count shown is as of the end of the period presented.
(2) The periods ended November 1, November 29, and December 27, 2020 comprise the Company's fourth fiscal quarter. The periods ended January 24, 2021 and February 21, 2021, and the week ended February 28, 2021, fall within our first fiscal quarter of 2021, and amounts presented for the periods are preliminary and subject to closing adjustments. The first fiscal quarter of 2021 is comprised of the four accounting periods ended April 18, 2021.
(3) Sales performance was negatively impacted in the fourth quarter of 2020 by rising COVID-19 cases resulting in new restrictions lowering or suspending dining room capacity and full restaurant closures being concentrated in our highest performing states of California, Colorado, Oregon, and Washington. Additionally, the prior year sales amounts in the comparable base included higher holiday season sales volume.
(4) Period includes the impact of reduced traffic due to winter weather in February of approximately 2% to 3%. Results for this period also include the impact of reopening indoor dining rooms in jurisdictions that require lower capacity than the existing base of restaurants.
(5) Period represents the results of the first week of our third fiscal period.
Net comparable restaurant revenue and average weekly net sales per Company-owned restaurant for the Company's 28 day accounting periods through the second period of fiscal year 2021 and the most recent week ended February 28, 2021 are as follows:

	Period Ended(2)
Company-owned Restaurants(3)	1-Nov	29-Nov	27-Dec	24-Jan	21-Feb(4)	28-Feb(5)
Net comparable restaurant revenues	(15.4)%	(28.8)%	(39.5)%	(27.0)%	(22.4)%	(13.3)%
Average weekly net sales per restaurant	$42,509	$38,941	$35,716	$39,702	$41,624	$50,226
Number of comparable Company-owned restaurants(1)	412	412	412	413	411	411
———————————————————
(1) Comparable restaurants are those Company-owned restaurants that have operated five full fiscal quarters as of the period presented. Restaurant count is as of the end of the period presented.
(2) The periods ended November 1, November 29, and December 27, 2020 comprise the Company's fourth fiscal quarter. The periods ended January 24, 2021 and February 21, 2021, and the week ended February 28, 2021, fall within our first fiscal quarter of 2021, and amounts presented for the periods are preliminary and subject to closing adjustments. The first fiscal quarter of 2021 is comprised of the four accounting periods ended April 18, 2021.
(3) Sales performance was negatively impacted in the fourth quarter of 2020 by rising COVID-19 cases resulting in new restrictions lowering or suspending dining room capacity and full restaurant closures being concentrated in our highest performing states of California, Colorado, Oregon, and Washington. Additionally, the prior year sales amounts in the comparable base included higher holiday season sales volume.
(4) Period includes the impact of reduced traffic due to winter weather in February of approximately 2% to 3%. Results for this period also include the impact of reopening indoor dining rooms in jurisdictions that require lower capacity than the existing base of restaurants.
(5) Period represents the results of the first week of our third fiscal period.
We expect to see continued benefits from outdoor seating expansion of approximately 16 to 24 incremental seats where jurisdictions and weather allow. Our outdoor seating expansions have added approximately 10% total capacity to restaurants with expanded outdoor seating.
We are encouraged by the positive trends in revenues and dining room openings in early 2021 as states have begun loosening indoor dining restrictions and COVID-19 vaccines have started to become more available. These factors along with our business growth initiatives planned for 2021 and the improvements made to our business during 2020 have put the foundation in place to create sustainable long-term value as we move into a post-pandemic operating environment.

We believe Donatos® will generate annual Company pizza sales of more than $60 million and profitability of more than $25 million by 2023, when we expect to have completed our rollout to approximately 400 Company-owned restaurants. In 2021, we plan to add Donatos® to approximately 120 restaurants bringing the total number of Company-owned restaurants that offer Donatos® to approximately 200 by the end of the year. We expect restaurants with Donatos® to drive incremental flow-through of $45 thousand in the second year, yielding a three to four year payback period. First year startup costs include pre-opening expense of $12 thousand, required first year marketing investments of $30 thousand, and capital of $145 thousand per restaurant.
As we look ahead to a post-pandemic operating environment, we are preparing our Team Members with a "Ready-Set-Reopen" training playbook to ensure a great experience as our Guests return to our dining rooms. This prescriptive guide addresses short, medium, and long term actions required to continue building satisfaction with our Guests and guides best practices for resuming the operation of our indoor dining rooms at 100% capacity.
We also have several technology solutions we plan to roll out in late 2021, including website enhancements and a new Red Robin mobile app. These initiatives are cost-effective channels to engage on a direct and personalized level with our Guests. Our technology platforms are expected to grow revenue through higher order conversion and increased Guest frequency, while driving additional Royalty™ participation. Additionally our new loyalty platform will allow us to better segment our Guests and target marketing campaigns in a more meaningful way.
Our off-premise execution enhancements support our ability to retain off-premise food and beverage sales of more than twice pre-pandemic levels while operating at 100% indoor capacity. In the fourth quarter of 2019, off-premise sales comprised approximately 14% of total food and beverage sales.
Financial and Operational Highlights
The following summarizes the financial and operational highlights during the fifty-two weeks ended December 27, 2020:
•Restaurant revenue decreased $435.4 million, or 33.8%, to $854.1 million in 2020, as compared to 2019, due to a $330.1 million, or 28.5%, decrease in comparable restaurant revenue and a $105.3 million decrease from permanently closed restaurants.
•Restaurant operating costs, as a percentage of restaurant revenue, increased 1,110 basis points to 93.2% in 2020, as compared to 82.1% in 2019 primarily due to sales deleverage partially offset by savings initiatives. Overall, the increase in restaurant operating costs as a percentage of restaurant revenue included a 480 basis point increase in other operating costs, a 360 basis point increase in labor costs, and a 300 basis point increase in occupancy costs, partially offset by a 30 basis point decrease in cost of sales.
•Net loss was $276.1 million in 2020 compared to net loss of $7.9 million in 2019. Diluted loss per share was $19.29 in 2020, as compared to diluted loss per share of $0.61 in 2019. Excluding costs per diluted share included in Other charges of $4.94 for goodwill impairment, $1.39 for restaurant asset impairment, $1.03 for restaurant closure and refranchising costs, $0.33 for litigation contingencies, $0.13 for board and stockholder matters costs, $0.10 for COVID-19 related costs, and $0.04 for severance and executive transition, adjusted loss per diluted share in 2020 was $11.33. Excluding costs per diluted share of $0.86 for restaurant asset impairment, $0.19 for board and stockholder matter costs, $0.19 for severance and executive transition, $0.06 for executive retention, and a gain of $0.07 for restaurant closure and refranchising, adjusted earnings per diluted share in 2019 was $0.62.
•We believe the non-GAAP measure of adjusted (loss) earnings per share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP.
•Marketing - Our Red Robin Royalty™ loyalty program operates in all our Company-owned Red Robin restaurants and has been rolled out to most of our franchised restaurants. We engage our Guests through Red Robin Royalty™ which allows for increased segmentation and more precise targeting of offers designed to increase frequency of visits as a key part of our overall marketing strategy. Our media buying approach prioritizes digital, social, and owned channels including our website and email to effectively target and reach our Guests.

2021 Outlook
The Company provides guidance as it relates to selected information related to the Company's financial and operating performance, and such measures may differ from year to year. Due to the uncertainty caused by the on-going COVID-19 pandemic, limited guidance is being provided for fiscal year 2021.
The Company currently expects the following in 2021:
•We expect that the recovery of our Western markets which represent a meaningful portion of our portfolio, pent up demand for casual dining, higher average Guest check with increasing on-premise dining, and industry restaurant closures will drive significant comparable restaurant revenue growth in 2021.
•We also currently expect that the combination of enterprise pricing, outdoor seating capacity expansions, restoration of full operating hours, and Donatos® expansion will generate incremental growth of mid-to-high single digit comparable restaurant revenue in 2021 beyond the benefits associated with the recovery; and
•We expect capital expenditures of $45 million to $55 million, including continued investment in maintaining our restaurants and infrastructure with maintenance and systems capital, Donatos® expansion to approximately 120 restaurants, digital guest and operational technology solutions, and off-premise execution enhancements.
Restaurant Data
    The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Year Ended
	December 27, 2020	December 29, 2019
Company-owned:
Beginning of period	454	484
Sold to franchisee(2)	—	(12)
Closed during the period(1)	(11)	(18)
End of period	443	454
Franchised:
Beginning of period	102	89
Opened during the period	1	1
Acquired from corporate(2)	—	12
End of period	103	102
Total number of restaurants	546	556
———————————————————
(1) In addition to the permanent closures during 2020, 12 Company-owned restaurants that remained closed due to the COVID-19 pandemic as of December 27, 2020 may be reopened in 2021.
(2) During the fourth quarter of 2019, the Company sold 12 restaurants located in British Columbia, Canada to a franchisee.

The following table presents total Company-owned and franchised restaurants by state or province as of December 27, 2020:

	Company-Owned Restaurants(1)	Franchised Restaurants
State:
Arkansas	2	2
Alaska	—	3
Alabama	4	—
Arizona	18	1
California	64	—
Colorado	22	—
Connecticut	—	3
Delaware	—	5
Florida	21	—
Georgia	6	—
Iowa	5	—
Idaho	8	—
Illinois	24	—
Indiana	13	—
Kansas	—	5
Kentucky	4	—
Louisiana	2	—
Massachusetts	4	3
Maryland	13	—
Maine	2	—
Michigan	—	20
Minnesota	4	—
Missouri	8	3
Montana	—	2
North Carolina	17	—
Nebraska	4	—
New Hampshire	3	—
New Jersey	12	1
New Mexico	3	—
Nevada	6	—
New York	16	—
Ohio	18	2
Oklahoma	5	—
Oregon	15	5
Pennsylvania	11	21
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	11	—
Texas	22	9
Utah	1	6
Virginia	20	—
Washington	38	—
Wisconsin	11	—

Province:
British Columbia	—	12
Total	443	103
———————————————————
(1) Includes 12 Company-owned restaurants that remained closed due to the COVID-19 pandemic as of December 27, 2020 which may be reopened in 2021.

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

	Year Ended
	December 27, 2020	December 29, 2019
Revenues:
Restaurant revenue	98.3%	98.1%
Franchise revenue	1.0	1.3
Other revenue	0.7	0.6
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs(1) (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.2%	23.5%
Labor	39.0	35.4
Other operating	19.3	14.5
Occupancy	11.7	8.7
Total restaurant operating costs	93.2	82.1
Depreciation and amortization	10.1	7.0
Selling, general, and administrative	12.3	11.9
Pre-opening and acquisition costs	—	—
Other charges	17.7	1.6
Loss from operations	(31.7)%	(1.0)%
Other expense (income):
Interest expense	1.2%	0.8%
Interest (income) and other, net	(0.2)	(0.1)
Total other expenses	1.0	0.7
Loss before income taxes	(32.6)	(1.7)
Income tax benefit	(0.9)	(1.1)
Net loss	(31.8)%	(0.6)%
———————————————————
(1) Expressed as a percentage of restaurant revenue rather than total revenue

Revenues

	Year Ended
(Revenues in thousands)	2020	2019	Percent Change
Restaurant revenue	$854,136	$1,289,521	(33.8)%
Franchise revenue	8,853	17,497	(49.4)%
Other revenue	5,726	7,996	(28.4)%
Total revenues	$868,715	$1,315,014	(33.9)%
Average weekly net sales per Company-owned restaurants	$38,381	$52,193
Total operating weeks	22,254	24,707	(9.9)%
Net sales per square foot	$320	$444	(27.9)%
Restaurant revenue, which comprises primarily food and beverage sales, decreased $435.4 million in 2020, or 33.8%, as compared to 2019. The decrease was due to a $330.1 million, or 28.5%, decrease in comparable restaurant revenue due to the COVID-19 pandemic and a $105.3 million decrease from closed restaurants. The decrease in comparable restaurant revenue was driven by restaurants operating at limited occupant capacity for dining rooms that were opened during the pandemic, off-premise only restaurants with closed dining rooms, or closed restaurants due to the COVID-19 pandemic. Components of comparable restaurant revenue included a 27.7% decrease in Guest count and a 0.8% decrease in average Guest check. The decrease in average Guest check comprised a 3.4% decrease in menu mix, partially offset by a 2.2% increase in pricing and a 0.4% increase from lower discounting. The decrease in menu mix was primarily driven by lower sales of beverages and Finest burgers as a result of limited dining room capacity at reopened restaurants and operating off-premise only at restaurants with closed dining rooms. Restaurants which offered Donatos® during 2020 outperformed non-Donatos® restaurants with similar indoor dining restrictions by over 370 basis points in net comparable restaurant revenue, partially offsetting the decline in restaurant revenue. Off-premise sales increased 136.2% and comprised 41.1% of total food and beverage sales in 2020.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base based on operating five full fiscal quarters as of the end of each period presented. Temporarily closed Company-owned restaurants due to the COVID-19 pandemic were not included in the comparable base for the fiscal year ended December 27, 2020. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes and changes in dining room capacity due to the COVID-19 pandemic, and the average square footage of our restaurants. Net sales per square foot represents the total of restaurant revenue for Company-owned restaurants included in the comparable base divided by the total adjusted square feet of Company-owned restaurants included in the comparable base.
Franchise revenues comprise primarily royalty income and advertising fund contributions. Franchise revenue decreased $8.6 million, or 49.4%, in 2020 compared to 2019 primarily due to temporary abatement of royalty fees and advertising contributions from our franchisees and lower revenues at franchisee restaurants during 2020 as a result of the COVID-19 pandemic. Franchise revenue was not recognized or collected from our franchisees during periods of abatement. Our franchisees reported a comparable restaurant revenue decrease of 27.5% during 2020 as compared to 2019.
Other revenue comprises primarily of gift card breakage, which represents the value associated with the portion of gift cards sold that are unlikely to be redeemed, and licensing royalties. During 2020 and 2019, we recognized $4.5 million and $6.8 million of gift card breakage.
Cost of Sales

(In thousands, except percentages)	2020	2019	Percent Change
Cost of sales	$198,487	$303,404	(34.6)%
As a percent of restaurant revenue	23.2%	23.5%	(0.3)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales channel mix and volume. Cost of sales as a percentage of restaurant revenue decreased 30 basis points in 2020 as compared to 2019. The decrease was primarily driven by lower promotional discounts and favorable contract agreements, partially offset by lower beverage and Finest burger mix primarily due to higher off-premise sales.

Labor

(In thousands, except percentages)	2020	2019	Percent Change
Labor	$332,827	$456,778	(27.1)%
As a percent of restaurant revenue	39.0%	35.4%	3.6%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue increased 360 basis points in 2020 as compared to 2019. The increase was primarily driven by sales deleverage and higher hourly wage and benefit rates driven by shifting labor mix in support of higher off-premise sales, partially offset by temporary salary reductions, the new management labor structure, lower restaurant manager incentive compensation, and restaurant Team Member training costs.
Other Operating

(In thousands, except percentages)	2020	2019	Percent Change
Other operating	$164,468	$186,476	(11.8)%
As a percent of restaurant revenue	19.3%	14.5%	4.8%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs including royalties paid to Donatos®. Other operating costs as a percentage of restaurant revenue increased 480 basis points in 2020 as compared to 2019. The increase was primarily due higher third party delivery fees driven by higher off-premise sales and sales deleverage impacts on restaurant supply, utility, and technology costs, partially offset by a decrease in restaurant janitorial and maintenance costs and credit card processing fees.
Occupancy

(In thousands, except percentages)	2020	2019	Percent Change
Occupancy	$99,521	$111,798	(11.0)%
As a percent of restaurant revenue	11.7%	8.7%	3.0%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. In 2020, occupancy costs as a percentage of restaurant revenue increased 300 basis points as compared to 2019 primarily due to sales deleverage, partially offset by restaurant closures.
Our fixed rents in 2020 and 2019 were $66.1 million and $73.9 million, a decrease of $7.8 million due 11 restaurants permanently closed during 2020, 18 restaurants permanently closed during 2019, and the recognition of occupancy costs in Other charges for the temporarily closed Company-owned restaurants during periods of closure.
Depreciation and Amortization

(In thousands, except percentages)	2020	2019	Percent Change
Depreciation and amortization	$87,557	$91,790	(4.6)%
As a percent of total revenues	10.1%	7.0%	3.1%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. In 2020, depreciation and amortization expense as a percentage of revenue increased 310 basis points as compared to 2019 primarily due to sales deleverage.
Selling, General, and Administrative

(In thousands, except percentages)	2020	2019	Percent Change
Selling, general, and administrative	$106,822	$155,978	(31.5)%
As a percent of total revenues	12.3%	11.9%	0.4%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; corporate, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors' expenses.

Selling, general, and administrative costs decreased $49.2 million, or 31.5% in 2020 as compared to 2019. The decrease was primarily related to a reduction in national and local media spend, decreased Team Member salaries and wages resulting from the reduction in force and temporary salary reductions, and decreased Team Member benefit, travel and entertainment, and professional services costs.
Pre-opening Costs

(In thousands, except percentages)	2020	2019	Percent Change
Pre-opening costs	$296	$319	(7.2)%
As a percent of total revenues	—%	—%	—%
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
We incurred pre-opening costs during 2020 related to the rollout of Donatos®. As of December 27, 2020, there are 79 Company-owned restaurants serving Donatos®. We plan to continue the rollout to approximately 120 restaurants in 2021 with full completion by 2023. Rollout of Donatos® requires pre-opening expense of $12 thousand per restaurant.
Other Charges

(In thousands, except percentages)	2020	2019	Percent Change
Goodwill impairment	$95,414	$—	*
Asset impairment	26,940	15,094	78.5%
Restaurant closure and refranchising costs (gains)	19,846	(1,187)	*
Litigation contingencies	6,440	—	*
Board and stockholder matter costs	2,504	3,261	(23.2)%
COVID-19 related costs	1,858	—	*
Severance and executive transition	881	3,450	(74.5)%
Executive retention	—	980	*
Other charges	$153,883	$21,598

* Percentage increases and decreases over 100 percent were not considered meaningful.
During 2020, the Company recognized $21.7 million of impairment related to restaurant assets included in Asset impairment in Other charges on the consolidated statements of operations and comprehensive loss resulting from the continuing and projected future results of 40 Company-owned restaurants. Although current fiscal year to date results continue to align with management's forecast, the increase in reported COVID-19 cases during the fourth quarter of 2020 across the United States and factors associated with the pandemic have changed management's expectation on the timing of the Company's recovery and projected results in future fiscal periods at certain restaurants. Our restaurant asset impairment assessment is based on inputs subject to various risks and uncertainties caused by the COVID-19 pandemic, including forecasted revenues, expenses, and cash flows, current discount rates, growth rates, observable market data, and changes to the regulatory environment. If reported COVID-19 cases increase or other factors associated with the pandemic develop, management's forecast could change in future periods requiring additional restaurant asset impairment.

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
For further information on Other charges line items, refer to Note 5, Other Charges, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Interest Expense and Interest Income
Interest expense in 2020 and 2019 was $10.2 million. Our weighted average interest rate in 2020 and 2019 was 4.5% and 5.1%.
During the fourth quarter of 2020, we received a $49.4 million federal cash tax refund that included approximately $1.1 million of interest, recorded in the Interest income and other, net line on the consolidated statements of operation and comprehensive loss.
Income Taxes
Income tax benefit was $7.5 million in 2020, compared to an income tax benefit of $14.3 million in 2019. Our effective tax rate was a 2.6% benefit in 2020 and a 64.5% benefit in 2019. The decrease in tax benefit for the year ended December 27, 2020 is primarily due to a $79.4 million net valuation allowance and decrease in current year tax credits, partially offset by a decrease in income and the favorable rate impact of net operating loss ("NOL") carrybacks allowed as part of the CARES Act.
In addition to the cash tax refunds received during the year ended December 27, 2020, the Company expects to generate approximately $16 million of additional cash tax refunds within the next 12 months.
Liquidity and Capital Resources
Cash and cash equivalents decreased $13.9 million to $16.1 million at December 27, 2020, from $30.0 million at the beginning of the fiscal year. As the Company has stabilized its liquidity through its at-the-market equity offering, reduced overhead costs, and federal cash tax refunds provided under the provisions of the CARES Act, we expect to use available cash flow from operations to pay down debt, maintain existing restaurants and infrastructure, and execute on our long-term transformation strategy. As of December 27, 2020, the Company had approximately $128 million in liquidity, including cash on hand and available borrowing capacity under its credit facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each fiscal year presented (in thousands):

	2020	2019
Net cash provided by operating activities	$20,233	$57,915
Net cash used in investing activities	(21,393)	(57,030)
Net cash (used in) provided by financing activities	(11,704)	9,678
Effect of exchange rate changes on cash	(1,065)	913
Net change in cash and cash equivalents	$(13,929)	$11,476
Operating Cash Flows
Net cash flows provided by operating activities decreased $37.7 million to $20.2 million in 2020 as compared to 2019. The changes in net cash provided by operating activities are primarily attributable to a $139.7 million decrease in profit from operations, as well as changes in working capital as presented on the consolidated statements of cash flows.

Investing Cash Flows
Net cash flows used in investing activities decreased $35.6 million to $21.4 million in 2020 as compared to 2019. The decrease was due to lower investment in restaurant maintenance, restaurant technology and infrastructure, Donatos®, and restaurant remodels and refreshes due to the COVID-19 pandemic.
The following table lists the components of our capital expenditures for each fiscal year presented (in thousands):

	2020	2019
Restaurant maintenance capital and other	$9,794	$17,288
Investment in technology, infrastructure, and other	9,718	32,617
Donatos®	2,620	6,585
Restaurant remodels	—	819
Total capital expenditures	$22,132	$57,309
Financing Cash Flows
Net cash flows (used in) provided by financing activities decreased $21.4 million to $11.7 million in 2020 as compared to 2019. The decrease primarily resulted from a $48.9 million increase in net repayments of long-term debt and a $2.9 million increase in cash paid for debt issuance costs, partially offset by $28.7 million net cash proceeds received from the issuance of common stock, a decrease of $1.8 million for cash used to repurchase the Company's common stock, and a decrease of $0.1 million in cash proceeds received from the exercise of stock awards and the employee stock purchase plan.
Credit Facility
As of December 27, 2020, the Company had outstanding borrowings under the credit facility of $169.8 million, of which $9.7 million was classified as current, in addition to amounts issued under letters of credit of $8.7 million. Amounts issued under letters of credit reduce the amount available under the credit facility but are not recorded as debt. As of December 27, 2020, the Company had $111.8 million of available borrowing capacity under its credit facility. Net repayments during 2020 totaled $36.2 million.
On January 10, 2020, the Company replaced its prior credit facility with the credit facility, the five-year Amended and Restated Credit Agreement, which provides for $161.5 million revolving line of credit and a $138.5 million term loan for a total borrowing capacity of $300 million. The term loans require quarterly principal payments at a rate of 7.0% per annum of the original principal balance. The interest rates of the revolving line of credit and term loans are based on either LIBOR or a base rate defined by the agreement.
Due to the prolonged nature of the pandemic, the Company entered into the Second Amendment to its credit facility during the first quarter of 2021. The Second Amendment provides increased financial flexibility in the near-term, as we continue to de-lever our balance sheet. The Company obtained a waiver of certain financial covenants through July 11, 2021, followed by the introduction of more favorable covenant levels through the second quarter of 2022. Among other things, the Second Amendment also increases pricing, shortens the maturity date of amounts under the credit facility to January 10, 2023, and reduces the borrowing capacity of the revolving loans. For further discussion, see Note 2, COVID-19 Pandemic, of Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
LIBOR is set to terminate in December 2021; however, we anticipate an amended credit agreement will be executed at the new applicable reference rate.
Covenants
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. During the first quarter of 2020, we were not in compliance with our debt covenants due to negative effects on our business from the COVID-19 pandemic. As a result, we entered into the First Amendment to Credit Agreement and Waiver (the "First Amendment") to our credit facility in May 2020, which waived compliance with the lease adjusted leverage ratio financial covenant ("LALR ratio") and the fixed charge coverage ratio financial covenant ("FCC ratio") through the end of 2020. As of December 27, 2020, we were in compliance with all debt covenants.

Debt Outstanding
Total debt outstanding decreased $36.2 million to $170.6 million at December 27, 2020, from $206.9 million at December 29, 2019, due to net repayments of $36.2 million on the credit facility during 2020.
In response to the onset of the pandemic in early 2020, the Company drew down its remaining capacity under the credit facility. Three large repayments were made during 2020 to repay these borrowings made as a result of the COVID-19 pandemic, including $59 million such that the amount of the Company's consolidated cash on hand did not exceed $30 million on the First Amendment effective date as required by the First Amendment, $28.7 million during the second quarter of 2020 from the net proceeds received from the at-the-market equity offering as required by the First Amendment, and $42 million during the fourth quarter of 2020 resulting from the $49.4 million federal cash tax refund received during the quarter.
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through December 27, 2020, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of December 27, 2020, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company temporarily suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Second Amendment to our credit facility prohibiting us from repurchasing additional shares until the first fiscal quarter of 2022 at the earliest and not until we deliver a covenant compliance certificate demonstrating a lease adjusted leverage ratio less than or equal to 5.00:1.00.
Seasonality
Our business is subject to seasonal fluctuations. Prior to the COVID-19 pandemic, sales in most of our restaurants have been higher during the summer months and winter holiday season and lower during the fall season. As a result, our quarterly operating results and comparable restaurant revenue may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, and comparable restaurant sales for any particular future period may decrease.
Contractual Obligations
The following table summarizes the amounts of payments due under specified contractual obligations as of December 27, 2020 (in thousands):

	Payments Due by Period
	Total	2021	2022 - 2023	2024 - 2025	Thereafter
Long-term debt obligations(1)	$196,951	$16,786	$32,335	$146,735	$1,095
Finance lease obligations(2)	15,479	1,581	2,558	2,547	8,793
Operating lease obligations(3)	720,017	86,111	149,342	137,888	346,676
Purchase obligations(4)	230,255	95,680	66,865	44,250	23,460
Other non-current liabilities(5)	6,740	1,277	2,648	376	2,439
Total contractual obligations	$1,169,442	$201,435	$253,748	$331,796	$382,463
———————————————————
(1) Long-term debt obligations primarily represent minimum required principal payments under our credit agreement including estimated interest of $25.9 million based on a 4.25% average borrowing interest rate.
(2) Finance lease obligations include interest of $3.5 million.
(3) Operating lease obligations exclude variable lease costs, such as sales based contingent rent, and include interest of $211.5 million.
(4) Purchase obligations includes the Company's share of system-wide commitments for food, beverage, and restaurant supply items. These amounts require estimates and could vary due to the timing of volumes.
(5) Other non-current liabilities primarily represent the employee deferred compensation plan liability. Refer to Note 16, Employee Benefit Programs, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Financial Condition and Future Liquidity
We require capital principally to maintain, improve, and refurbish existing restaurants, support infrastructure needs, and for general operating purposes, as well as to grow the business through new restaurant construction. In addition, we have and may continue to use capital to pay principal on our borrowings and repurchase our common stock as allowed by our credit agreement. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our revolving credit facility. Based upon current levels of operations and anticipated growth, we expect cash flows from operations and available borrowing capacity under the credit facility will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months even with the expectation that the COVID-19 pandemic will continue to have a material adverse effect on our business. We and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant short-term trade credit for purchases, such as food and supplies. The addition of new restaurants and refurbishment of existing restaurants are reflected as long-term assets and not as part of working capital.
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
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we use different assumptions or conditions. We have identified the following as the Company's most critical accounting policies, which are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Impairment of Long-Lived Assets - Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, right of use assets, and amortizable intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management's estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant's past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company's average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses other market information such as market rent, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant's carrying amount over its estimated fair value. During 2020, we determined 40 Company-owned restaurants were impaired during our cash flow analysis which resulted in a non-cash impairment charge of $21.7 million resulting from the effects of the COVID-19 pandemic on our business. During 2019, we impaired 29 Company-owned restaurants as a result of our cash flow analysis resulting in non-cash impairment charges of $15.1 million.
Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs to the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software. The Company impaired information technology assets totaling $5.2 million due to the COVID-19 pandemic redirecting our implementation of certain digital platforms in order to accelerate our speed to market.
Recently Issued Accounting Standards
See Note 3, Recent Accounting Pronouncements, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for our discussion of recently issued accounting standards.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our credit facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the credit facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate ("LIBOR") plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%. Additionally, increased pricing is required by the Second Amendment. As of December 27, 2020, we had $169.8 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.7 million on an annualized basis.
LIBOR is set to terminate in December 2021; however, we anticipate an amended credit agreement will be executed at the new applicable reference rate. The U.S. Federal Reserve is considering replacing the U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities. However, there is no definitive information regarding the future use of LIBOR, any particular replace rate, or the market acceptance of any potential change. Any such change may have an adverse effect on the cost of our borrowings.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Commodity Price Risks
The Company's restaurant menus are highly dependent upon a few select commodities, including ground beef, steak fries, poultry, and produce. We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases. A 1.0% increase in food costs would negatively impact cost of sales by approximately $2.0 million on an annualized basis.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of December 27, 2020, approximately 60% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2021. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Red Robin Gourmet Burgers, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 27, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 27, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of Accounting Standards Update No. 2016-02, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Long-lived Assets
As discussed in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets, including restaurant locations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. As of December 27, 2020, long-lived assets consisted of property and equipment, net of $427,033 thousand, intangible assets subject to amortization, net of $17,254 thousand, and right of use assets, net of $425,573 thousand, which primarily related to restaurant locations. During the year ended December 27, 2020 the Company recorded an impairment of long-lived assets of $21,700 thousand.

We identified the evaluation of the impairment analysis of long-lived assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the estimated undiscounted future cash flows used to test restaurant locations for recoverability and the determination of fair value of restaurant locations when required. Specifically, a high degree of subjective auditor judgment was required to evaluate future revenues and restaurant level expenses before occupancy as a percentage of future revenues of restaurant locations, including consideration of the impact of COVID-19.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process, including controls over the identification of restaurant locations at risk of impairment, the determination of estimated undiscounted future cash flows and the fair value of individual restaurant locations, as necessary, and controls over the key assumptions as noted above. For certain restaurant locations, we (1) compared the Company’s historical revenue and restaurant level expenses before occupancy forecasts to actual revenue and restaurant level expenses before occupancy at the restaurant location level to assess management’s ability to accurately estimate, (2) compared the Company’s estimated future revenue growth rates to external sources and its peer companies, (3) compared the Company’s estimated restaurant level expenses before occupancy as a percentage of revenue to historical actual percentages, and (4) we evaluated the future revenues in consideration of planned business initiatives.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Denver, Colorado
March 3, 2021

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 27, 2020	December 29, 2019
Assets:
Current assets:
Cash and cash equivalents	$16,116	$30,045
Accounts receivable, net	16,510	22,372
Inventories	23,802	26,424
Income tax receivable	16,662	5,308
Prepaid expenses and other current assets	13,818	21,338
Total current assets	86,908	105,487
Property and equipment, net	427,033	518,013
Right of use assets, net	425,573	426,248
Goodwill	—	96,397
Intangible assets, net	24,714	29,975
Other assets, net	10,511	61,460
Total assets	$974,739	$1,237,580
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$20,179	$33,040
Accrued payroll and payroll-related liabilities	27,653	35,221
Unearned revenue	50,138	54,223
Current portion of lease obligations	55,275	42,699
Current portion of long-term debt	9,692	—
Accrued liabilities and other current liabilities	39,617	29,403
Total current liabilities	202,554	194,586
Long-term debt	160,952	206,875
Long-term portion of lease obligations	465,233	465,435
Other non-current liabilities	25,287	10,164
Total liabilities	854,026	877,060
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 and 17,851 shares issued; 15,548 and 12,923 shares outstanding as of December 27, 2020 and December 29, 2019	20	18
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of December 27, 2020 and December 29, 2019	—	—
Treasury stock 4,901 and 4,928 shares, at cost as of December 27, 2020 and December 29, 2019	(199,908)	(202,313)
Paid-in capital	243,407	213,922
Accumulated other comprehensive loss, net of tax	(4)	(4,373)
Retained earnings	77,198	353,266
Total stockholders' equity	120,713	360,520
Total liabilities and stockholders' equity	$974,739	$1,237,580
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Revenues:
Restaurant revenue	$854,136	$1,289,521	$1,316,209
Franchise revenue	8,853	17,497	17,409
Other revenue	5,726	7,996	4,945
Total revenues	868,715	1,315,014	1,338,563
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	198,487	303,404	313,504
Labor (includes $157, $161, and $245 of stock-based compensation)	332,827	456,778	456,262
Other operating	164,468	186,476	182,084
Occupancy	99,521	111,798	114,146
Depreciation and amortization	87,557	91,790	95,371
Selling, general, and administrative expenses (includes $4,173, $3,103, and $3,803 of stock-based compensation)	106,822	155,978	146,458
Pre-opening costs	296	319	2,092
Other charges	153,883	21,598	39,131
Total costs and expenses	1,143,861	1,328,141	1,349,048

Loss from operations	(275,146)	(13,127)	(10,485)
Other expense (income):
Interest expense	10,163	10,178	10,704
Interest (income) and other, net	(1,757)	(1,068)	221
Total other expenses	8,406	9,110	10,925
Loss before income taxes	(283,552)	(22,237)	(21,410)
Income tax benefit	(7,484)	(14,334)	(14,991)
Net loss	$(276,068)	$(7,903)	$(6,419)
Loss per share:
Basic	$(19.29)	$(0.61)	$(0.49)
Diluted	$(19.29)	$(0.61)	$(0.49)
Weighted average shares outstanding:
Basic	14,314	12,959	12,976
Diluted	14,314	12,959	12,976

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1,115)	$428	$(1,235)
Other comprehensive (loss) income, net of tax	(1,115)	428	(1,235)
Total comprehensive loss	$(277,183)	$(7,475)	$(7,654)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	17,851	$18	4,897	$(202,485)	$210,708	$(3,566)	$382,760	$387,435
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(60)	2,454	(2,007)	—	—	447
Acquisition of treasury stock	—	—	43	(1,474)	—	—	—	(1,474)
Non-cash stock compensation	—	—	—	—	4,051	—	—	4,051
Net loss	—	—	—	—	—	—	(6,419)	(6,419)
Other comprehensive loss	—	—	—	—	—	(1,235)	—	(1,235)
Balance, December 30, 2018	17,851	18	4,880	(201,505)	212,752	(4,801)	376,341	382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,642	(2,180)	—	—	462
Acquisition of treasury stock	—	—	112	(3,450)	—	—	—	(3,450)
Non-cash stock compensation	—	—	—	—	3,350	—	—	3,350
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Net loss	—	—	—	—	—	—	(7,903)	(7,903)
Other comprehensive income	—	—	—	—	—	428	—	428
Balance, December 29, 2019	17,851	18	4,928	(202,313)	213,922	(4,373)	353,266	360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(99)	4,040	(3,720)	—	—	320
Acquisition of treasury stock	—	—	72	(1,635)	—	—	—	(1,635)
Non-cash stock compensation	—	—	—	—	4,489	—	—	4,489
Issuance of common stock, $0.001 par value, net of stock issuance costs	2,598	2	—	—	28,716	—	—	28,718
Release of foreign currency translation adjustment	—	—	—	—	—	5,484	—	5,484
Net loss	—	—	—	—	—	—	(276,068)	(276,068)
Other comprehensive loss	—	—	—	—	—	(1,115)	—	(1,115)
Balance, December 27, 2020	20,449	$20	4,901	$(199,908)	$243,407	$(4)	$77,198	$120,713
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Cash Flows From Operating Activities:
Net loss	$(276,068)	$(7,903)	$(6,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,557	91,790	95,371
Gift card breakage	(4,516)	(6,776)	(3,898)
Goodwill and asset impairments	122,354	15,094	28,127
Non-cash other charges (gains)	2,837	(13,621)	7,588
Deferred income tax provision (benefit)	51,502	(9,640)	(18,613)
Stock-based compensation expense	4,330	3,344	4,048
Other, net	1,052	678	1,052
Changes in operating assets and liabilities:
Accounts receivable	5,601	2,766	2,922
Inventories	2,239	161	(830)
Income tax receivable	(11,276)	(5,238)	1,359
Prepaid expenses and other current assets	7,443	(3,163)	5,389
Lease assets, net of liabilities	18,324	696	636
Trade accounts payable and accrued liabilities	(9,566)	(15,490)	5,685
Unearned revenue	430	5,632	3,397
Other operating assets and liabilities, net	17,990	(415)	481
Net cash provided by operating activities	20,233	57,915	126,295
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(22,132)	(57,309)	(50,271)
Proceeds from sales of real estate and property, plant, and equipment and other	739	279	435
Net cash used in investing activities	(21,393)	(57,030)	(49,836)
Cash Flows From Financing Activities:
Borrowings of long-term debt	211,000	273,500	215,500
Payments of long-term debt and finance leases	(247,501)	(261,063)	(289,238)
Purchase of treasury stock	(1,635)	(3,450)	(1,474)
Debt issuance costs	(2,952)	(33)	—
Proceeds from issuance of common stock, net of stock issuance costs	28,718	—	—
Proceeds from exercise of stock options and employee stock purchase plan	666	724	914
Net cash (used in) provided by financing activities	(11,704)	9,678	(74,298)
Effect of exchange rate changes on cash	(1,065)	913	(1,306)
Net change in cash and cash equivalents	(13,929)	11,476	855
Cash and cash equivalents, beginning of period	30,045	18,569	17,714
Cash and cash equivalents, end of period	$16,116	$30,045	$18,569

Supplemental disclosure of cash flow information
Income taxes (refund received) paid	$(50,629)	$3,237	$2,486
Interest paid, net of amounts capitalized	9,869	9,750	10,013
Change in construction related payables	$(949)	$(3,910)	$(507)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our", or the "Company"), primarily operates, franchises, and develops casual dining restaurants in North America. As of December 27, 2020, the Company owned and operated 443 restaurants located in 38 states. The Company also had 103 casual dining restaurants operated by franchisees in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Basis of Presentation and Principles of Consolidation - The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Year-end dates and the number of weeks in each fiscal year are shown in the table below for periods presented in this Form 10-K and for the upcoming fiscal year.

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2020	December 27, 2020	52
2019	December 29, 2019	52
2018	December 30, 2018	52
Upcoming Fiscal Year
2021	December 26, 2021	52
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The areas that require management's most significant estimates are impairment of long-lived assets, lease accounting, estimating fair value, and unearned revenue. Actual results could differ from those estimates.
Reclassifications - Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. As of December 29, 2019, the Company reclassified $5.3 million from Prepaid expenses and other current assets to Income tax receivable on the consolidated balance sheets. For the year ended December 29, 2019, the Company reclassified the following within net cash provided by operating activities on the consolidated statements of cash flows: $15.1 million from Non-cash other charges to Goodwill and restaurant asset impairment, $5.2 million from Prepaid expenses and other current assets to Income tax receivable, $0.7 million from Other operating assets and liabilities, net to Lease assets, net of liabilities, and $0.2 million from Prepaid expenses and other current assets to Inventories. For the year ended December 30, 2018, the Company reclassified the following within net cash provided by operating activities on the consolidated statements of cash flows: $28.1 million from Non-cash other charges to Goodwill and restaurant asset impairment, $1.4 million from Prepaid expenses and other current assets to Income tax receivable, $0.8 million from Prepaid expenses and other current assets to Inventories, and $0.6 million from Other operating assets and liabilities, net to Lease assets, net of liabilities.
Revenue Recognition - Revenues consist of sales from restaurant operations, franchise revenue, and other revenue including gift card breakage and miscellaneous revenue. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant Guest, franchisee, or other customer.
The Company recognizes revenues from restaurant sales when payment is tendered at the point of sale, as the Company's performance obligation to provide food and beverage to the customer has been satisfied.
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. We recognize revenue from gift cards as either: (i) Restaurant revenue, when the Company's performance obligation to provide food and beverage to the customer is satisfied upon redemption of the gift card, or (ii) gift card breakage, as discussed below.

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
Other revenue consists of miscellaneous revenues considered insignificant to the Company's business.
Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within two days to four days of the original sales transaction and are considered to be cash equivalents.
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
Accounts Receivable - Accounts receivable consists primarily of third party gift card receivables, third party delivery partner receivables, trade receivables due from franchisees for royalties, and tenant improvement allowances. At the end of 2020, there was approximately $7.6 million of gift cards in transit in accounts receivable related to gift cards that were sold by third party retailers compared to $13.3 million at the end of 2019. At the end of 2020, there was also approximately $4 million related to third party delivery partners in accounts receivable compared to $1.2 million at the end of 2019.
Inventories - Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of 2020 and 2019, food and beverage inventories were $6.8 million and $8.1 million, and supplies inventories were $17.0 million and $18.3 million.
Property and Equipment - Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets.
The estimated useful lives for property and equipment are:

Buildings	5 years to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures and equipment	5 years to 20 years
Computer equipment	2 years to 5 years
The Company capitalizes certain overhead related to the development and construction of its new restaurants as well as certain information technology infrastructure upgrades. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed.

Leases - The Company leases land, buildings, and equipment used in its operations under operating and finance leases. Our leases generally have remaining terms of 1-15 years, most of which include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.
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
Some of our leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant's sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
We elected the practical expedient that does not require us to separate lease and non-lease components for our population of real estate assets.
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
Goodwill, which is not subject to amortization, is evaluated for impairment annually as of the end of the Company's third fiscal quarter, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of restaurant closures, that would indicate an impairment may exist. Goodwill is evaluated at the level of the Company's single operating segment, which also represents the Company's only reporting unit.
When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. Our decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.
The Company determined the sustained decrease in our stock price coupled with the closure of dining rooms and significant decline to the equity value of our peers and overall U.S. stock market represented a goodwill impairment triggering event due to the COVID-19 pandemic. We performed a quantitative analysis as of our first quarter ended April 19, 2020 to determine if impairment to our goodwill existed for our one reporting unit. We used a blended approach in calculating fair value of our one reporting unit including the income approach, market approach, and market capitalization approach. This analysis resulted in full impairment of our goodwill balance totaling $95.4 million included in Other charges on the consolidated statements of operations and comprehensive loss. The goodwill impairment was measured as the amount by which the carrying value of the reporting unit, including goodwill, exceeded its fair value.

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
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. No impairment charges were recorded in 2020, 2019, or 2018.
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
Other Assets, net - Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan, and unamortized debt issuance costs on the credit facility. Debt issuance costs are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's long-term debt.
Advertising - Under the Company's franchise agreements, both the Company and the franchisees must contribute up to 3.0% of revenues to two national media advertising funds (the "Advertising Funds"). These Advertising Funds are used to build the Company's brand equity and awareness primarily through a national marketing strategy, including national television advertising, digital media, social media programs, email, loyalty, and public relations initiatives. Contributions to these Advertising Funds from franchisees are recorded as revenue under Franchise revenue in the consolidated statements of operations and comprehensive loss in accordance with ASC Topic 606, Revenue from Contracts with Customers.
Total advertising costs were $24.9 million, $44.3 million, and $44.3 million in 2020, 2019, and 2018 and were included in Selling, general, and administrative expenses.
Advertising production costs are expensed in the period when the advertising first takes place. Other advertising costs are expensed as incurred.
Self-Insurance Programs - The Company utilizes a self-insurance plan for health, general liability, and workers' compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit the Company's per occurrence cash outlay. Accrued liabilities and other current liabilities and accrued payroll and payroll-related liabilities include the estimated cost to settle reported claims and incurred but unreported claims.
Legal Contingencies - In the normal course of business, we are subject to various legal proceedings and claims, the outcomes of which are uncertain. We record an accrual for legal contingencies when we determine it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss. In making such determinations we evaluate, among other things, the probability of an unfavorable outcome, and when we believe it probable that a liability has been incurred, our ability to make a reasonable estimate of the loss.
Pre-opening Costs - Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant, travel expenses, wages, and benefits for the training and opening teams, as well as food, beverage, and other restaurant opening costs incurred prior to a restaurant opening for business. Costs related to preparing restaurants to introduce Donatos® will be expensed as incurred and included in pre-opening costs.

Income Taxes - Deferred tax liabilities are recognized for the estimated effects of all taxable temporary differences, and deferred tax assets are recognized for the estimated effects of all deductible temporary differences, net operating losses, and tax credit carryforwards. Realization of net deferred tax assets is dependent upon profitable operations and future reversals of existing taxable temporary differences. However, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carry forward period are increased or reduced or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2015 through 2019 tax years.
The Company records interest and penalties associated with audits as a component of income before taxes. Penalties are recorded in Selling, general, and administrative expenses, interest received is recorded in Interest income and other, net, and interest paid is recorded in Interest expense on the consolidated statements of operations and comprehensive loss. The Company recorded immaterial interest expense on the identified tax liabilities in 2020, 2019, and 2018. Approximately $1.1 million of interest income was recorded related to the $49.4 million federal cash tax refund received during the fourth quarter of 2020.
Loss Per Share - Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflect the potential dilution that could occur if holders of options and awards exercised their holdings into common stock.
The Company uses the treasury stock method to calculate the impact of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding for the fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018 as follows (in thousands):

	2020	2019	2018
Basic weighted average shares outstanding	14,314	12,959	12,976
Dilutive effect of stock options and awards	—	—	—
Diluted weighted average shares outstanding	14,314	12,959	12,976

Awards excluded due to anti-dilutive effect on diluted earnings per share	489	378	427
Comprehensive Loss - Total comprehensive loss consists of the net loss and other gains and losses affecting stockholders' equity that, under U.S. GAAP, are excluded from net income. Other comprehensive (loss) income as presented in the consolidated statements of operations and comprehensive loss for 2020, 2019, and 2018 consisted of the foreign currency translation adjustment resulting from the Company's Canadian restaurant operations.
Stock-Based Compensation - The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock, stock variable compensation, or other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash variable compensation awards to employees, non-employees, directors, and consultants. The Company also maintains an employee stock purchase plan. The Company issues shares relating to stock-based compensation plans and the employee stock purchase plan from treasury shares.
Deferred Compensation (Income) Expense - The Company has assets and liabilities related to a deferred compensation plan. The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Increases in the market value of the investments held in the trust result in the recognition of deferred compensation expense reported in Selling, general, and administrative expenses and recognition of investment gain reported in Interest income and other, net, in the consolidated statements of operations and comprehensive loss. Decreases in the market value of the investments held in the trust result in the recognition of a reduction to deferred compensation expense and recognition of investment loss reported in Interest income and other, net, in the consolidated statements of operations and comprehensive loss.

Foreign Currency Translation - The Canadian Dollar is the functional currency for our Canadian restaurant operations. Assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of Other comprehensive (loss) income. Gain or loss from foreign currency transactions is recognized in our consolidated statements of operations and comprehensive loss. During the fourth quarter of 2020, the Company substantially completed the exit of Company-owned restaurants in Canada resulting in the removal of the accumulated currency translation adjustment as a component of stockholders' equity and the recognition in Other charges on the consolidated statements of operations and comprehensive loss totaling a loss of $5.5 million.
2. COVID-19 Pandemic
Overview
Due to the COVID-19 pandemic, we continue to navigate unprecedented times for our business and industry. The COVID-19 pandemic has had a material adverse effect on our business, and we expect the impact from COVID-19 will continue to negatively affect our business.
Franchise Revenue
In response to COVID-19's effect on our franchisee's operations throughout 2020, we temporarily abated franchise royalty payments and advertising contributions at various times during the year. During periods of abated payments, franchise revenue was not recognized or collected from our franchisees. Abated royalty payments and advertising contributions will not be collected by the Company. Franchised restaurants operate under contractual arrangements with the Company, and the payments specified in the franchise contracts are accounted for under ASC Topic 606, Revenue from Contracts with Customers.
Rent and Leases
In response to the impact of COVID-19 on our operations, beginning April 1, 2020, the Company stopped making full lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with ASC Topic 842.
We are engaging in ongoing constructive discussions with landlords regarding the potential restructuring of lease payments and rent concessions. The Company has concluded negotiations with many of its landlords representing more than 75% of its leases as of December 27, 2020. Rent concessions agreed upon include early termination, early renewal, rent deferral, and rent abatement.
For contractual rent concessions that do not substantially change the total cash flows of the lease, the Company has elected to account for these concessions assuming the existing lease agreements provide enforceable rights and obligations consistent with the relief issued by the Financial Accounting Standards Board titled ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Relief"). For leases where the rent concession did not substantially change the total cash flows, the concession was accounted for as a remeasurement to the lease liability based on the original discount rate with a corresponding adjustment to the right-of-use asset. Additionally, the classification of the leases was not reassessed. The Company recorded a $8.6 million remeasurement to increase the lease liability and right-of-use asset resulting from contractual rent concessions under the FASB relief during 2020 and recorded an additional $1.1 million of broker's fees to the right-of-use asset.
For contractual rent concessions that substantially changed the total cash flows of the lease and did not qualify for the FASB relief, we applied the modification framework in accordance with ASC Topic 842, Leases. The Company reassessed lease classification for rent concessions that did not qualify for the FASB relief. During 2020, one lease changed classification from operating to finance, and one lease changed classification from finance to operating. Based on updated discount rates, a $49.0 million remeasurement was recorded to increase the lease liability and a $49.2 million adjustment, inclusive of broker's fees, was recorded to increase the right-of-use asset during 2020. Contractual rent concessions granted to the Company during 2020 did not grant the right to use additional assets not included in the original lease contracts, so no separate contracts were accounted for as part of the rent concession modifications.
Goodwill
As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, the Company recognized full goodwill impairment during the first quarter of 2020 totaling $95.4 million resulting from the negative effects of COVID-19 on our business.

Restaurant Assets
During 2020, the Company recognized $21.7 million of impairment related to restaurant assets included in Other charges on the consolidated statements of operations and comprehensive loss resulting from the continuing and projected future results of 40 Company-owned restaurants. Restaurant asset impairment of $5.7 million was related to six permanently closed Company-owned restaurants and included in Restaurant closure and refranchising costs in Note 5, Other Charges. Additional restaurant asset impairment was recognized during the fourth quarter of 2020 due to planned permanent closures of certain temporarily closed restaurants. Although current fiscal year to date results continue to align with management's forecast, the increase in reported COVID-19 cases during the fourth quarter of 2020 across the United States and factors associated with the pandemic have changed management's expectation on the timing of the Company's recovery and projected results in future fiscal periods at certain restaurants. Our restaurant asset impairment assessment is based on inputs subject to various risks and uncertainties caused by the COVID-19 pandemic, including forecasted revenues, expenses, and cash flows, current discount rates, growth rates, observable market data, and changes to the regulatory environment. If reported COVID-19 cases increase or other factors associated with the pandemic develop, management's forecast could change in future periods requiring additional restaurant asset impairment.
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
Payroll Tax
Under provisions of the CARES Act, we are deferring approximately $18 million in payroll taxes to be paid in fiscal years 2022 and 2023.
Borrowings
On February 25, 2021, the Company entered into the Second Amendment to our credit facility. The Second Amendment further amends the credit facility to, among other things:
•suspend the application of (a) the lease adjusted leverage ratio financial covenant (the "LALR ratio") and (b) the fixed charge coverage ratio (the "FCC ratio") for the first and second fiscal quarters of 2021;
•increase the maximum leverage permitted for purposes of the LALR ratio for the fourth fiscal quarter of 2021 and the first and second fiscal quarters of 2022;
•for the third and fourth fiscal quarters of 2021 and the first fiscal quarter of 2022, provide that (a) the LALR ratio will be calculated using a seasonally adjusted annualized consolidated EBITDA for the applicable period since the beginning of the third fiscal quarter and (b) the FCC ratio will be calculated only for the applicable periods since the beginning of the third fiscal quarter of 2021;
•revise the FCC ratio to account for cash tax refunds received in fiscal year 2021;
•amend the minimum liquidity covenant such that is it measured as of the last day of each applicable fiscal quarter and (a) for the first and second quarters of 2021, requires minimum liquidity of $55 million and (b) for the third and fourth fiscal quarters of 2021, requires minimum liquidity of $42 million;
•remove provisions requiring mandatory prepayments from net cash proceeds of certain equity issuances and convertible debt issuances;
•shorten the maturity date applicable to the revolver and term loan to January 10, 2023;
•reduce the aggregate revolving commitment to $130 million on the Second Amendment effective date and to $100 million at the end of the third fiscal quarter of 2021;

•increase the pricing under the credit facility for (a) the period from the Second Amendment effective date through the first interest determination date occurring after the fourth fiscal quarter of 2021 to LIBOR (subject to a 1% floor) plus 4.50% and (b) periods thereafter to LIBOR (subject to a 1% floor) plus 4%;
•require the payment of a utilization fee (paid on the revolver maturity date) equal to 0.75% per annum of the daily outstanding principal balance of term loans, revolving loans, swingline loans, and letter of credit obligations from the Second Amendment effective date to the first interest determination date occurring after the fourth fiscal quarter of 2021;
•subject to limited exceptions and other limitations, prohibit certain capital expenditures, restricted payments, acquisitions, and other investments until the Company delivers a compliance certificate for a fiscal quarter (beginning with third fiscal quarter of 2021 and the fourth fiscal quarter of 2021 specifically for restricted payments) demonstrating a LALR ratio less than or equal to 5.00:1.00; and
•amend the maximum allowable cash on hand provision to require revolver payments (but with no associated permanent reduction in the revolving commitment) to the extent that the Company's consolidated cash on hand exceeds $35 million at any time.
In conjunction with the Second Amendment, the Company paid certain customary amendment fees to the lenders under the credit facility totaling approximately $0.6 million which will be capitalized as deferred loan fees and amortized over the remaining term of the credit facility.
3. Revenue
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Restaurant revenue	$854,136	$1,289,521	$1,316,209
Franchise revenue(1)	8,853	17,497	17,409
Gift card breakage	4,516	6,776	3,898
Other revenue	1,210	1,220	1,047
Total revenues	$868,715	$1,315,014	$1,338,563
———————————————————
(1) The decrease in Franchise revenue during 2020 was driven by the temporary abatement and non-collection of franchise payments. See Note 2, COVID-19 Pandemic, for further discussion.
Contract Liabilities
Components of Unearned revenue in the consolidated balance sheets are as follows (in thousands):

	December 27, 2020	December 29, 2019
Unearned gift card revenue	$38,309	$43,544
Deferred loyalty revenue	$11,829	$10,679
Revenue recognized in the consolidated statements of operations and comprehensive loss for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Gift card revenue	$16,385	$19,941	$17,487

4. Recent Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued Update 2019-12, Income Taxes ("Topic 740") as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. We plan to adopt during the first quarter of 2021, and we expect an immaterial impact to the consolidated financial statements.
Reference Rate Reform
In March 2020, FASB issued Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference LIBOR or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. This guidance is effective upon issuance of the update and applies to contract modifications made through December 31, 2022. We are currently evaluating the full impact this guidance will have on our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.
5. Other Charges
Other charges consist of the following (in thousands):

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Goodwill impairment	$95,414	$—	$—
Asset impairment	26,940	15,094	28,127
Restaurant closure and refranchising costs (gains)	19,846	(1,187)	—
Litigation contingencies	6,440	—	4,795
Board and stockholder matters costs	2,504	3,261	—
COVID-19 related costs	1,858	—	—
Severance and executive transition	881	3,450	—
Executive retention	—	980	—
Reorganization costs	—	—	3,273
Smallwares disposal	—	—	2,936
Other charges	$153,883	$21,598	$39,131
Goodwill Impairment
The Company recognized full goodwill impairment during the first quarter of 2020 totaling $95.4 million resulting from the negative effects of COVID-19 on our business. See Note 1, Description of Business and Summary of Significant Accounting Policies, for further discussion.
Asset Impairment
During 2020, the Company determined long-lived assets at 40 Company-owned restaurants were impaired and recognized non-cash impairment charges of $21.7 million. See Note 2, COVID-19 Pandemic, for further discussion. Additionally, the Company impaired information technology assets totaling $5.2 million due to the COVID-19 pandemic redirecting our implementation of certain digital platforms in order to accelerate our speed to market.
During 2019 and 2018, the Company impaired long-lived assets of 29 and 41 Company-owned restaurants and recognized non-cash impairment charges of $15.1 million and $28.1 million.

Restaurant Closure and Refranchising Costs
During 2020, the Company temporarily closed 35 restaurants due to COVID-19. Of the temporarily closed restaurants, we permanently closed six restaurants and reopened 17 restaurants as of the end of 2020. During periods of temporary closure, restaurant operating and occupancy costs were included in Restaurant closures and refranchising costs. In total, the Company permanently closed 11 restaurants, of which six were initially temporarily closed due to COVID-19. Due to permanent closure of certain restaurants during 2020, we impaired long-lived assets at six of the 11 permanently closed restaurants totaling $5.7 million.
Additionally, during 2020, the Company substantially completed the exit of Company-owned restaurants in Canada and accordingly recognized the accumulated currency translation adjustment as a loss in Other charges on the consolidated statements of operations and comprehensive loss totaling $5.5 million.
During 2019, the Company closed 18 restaurants resulting in a gain of $1.2 million. The gain is driven by early lease terminations on previously closed restaurants.
During 2018, the Company closed four restaurants resulting in immaterial restaurant closure costs.
Litigation Contingencies
In 2020, the Company recorded $6.4 million of legal settlement costs primarily related to class action employment cases. See Note 13, Commitments and Contingencies, for further discussion.
In 2018, the Company recorded $4.8 million of litigation contingencies for class action employment cases that were settled in January 2021.
Board and Stockholder Matters Costs
During 2020, the Company recorded $2.5 million of board and stockholder matters costs primarily related to the shareholder rights plan and the recruitment and appointment of a new board member in the first quarter of 2020.
During 2019, the Company recorded $3.3 million of board and stockholder matters costs primarily related to the recruitment and appointment of the three new board members and the adoption of a shareholder rights plan.
COVID-19 Related Costs
In 2020, the Company recorded $1.9 million of costs related to purchasing personal protective equipment for restaurant Team Members and Guests and providing emergency sick pay to restaurant Team Members during the pandemic.
Severance and Executive Transition
During 2020, the Company recorded $0.9 million of severance and executive transition costs primarily related to severance costs associated with the reduction in force of restaurant support center Team Members in the first quarter of 2020.
During 2019, the Company recorded $3.5 million of severance and executive transition costs primarily related to the transition and realignment of our executive team, including the appointment of a new CEO in the third quarter of 2019.
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
Smallwares Disposal
During 2018, the Company recorded $2.9 million of costs related to the disposal of smallwares.

6. Property and Equipment
Property and equipment consist of the following at December 27, 2020 and December 29, 2019 (in thousands):

	December 27, 2020	December 29, 2019
Land	$41,850	$41,850
Buildings	97,550	96,944
Leasehold improvements	682,449	708,954
Furniture, fixtures, and equipment	403,051	411,874
Construction in progress	5,086	13,697
Property and equipment, gross	$1,229,986	$1,273,319
Accumulated depreciation and amortization	(802,953)	(755,306)
Property and equipment, net	$427,033	$518,013
Depreciation and amortization expense on property and equipment was $83.2 million in 2020, $87.4 million in 2019, and $91.0 million in 2018.
7. Goodwill and Intangible Assets
The following table presents goodwill as of December 27, 2020 and December 29, 2019 (in thousands):

	2020	2019
Balance, beginning	$96,397	$95,838
Foreign currency translation adjustment	(983)	559
Goodwill impairment(1)	(95,414)	—
Balance, end	$—	$96,397
———————————————————
(1) See Note 2, COVID-19 Pandemic, for further discussion of goodwill impairment recognized during 2020.
The following table presents intangible assets as of December 27, 2020 and December 29, 2019 (in thousands):

	December 27, 2020			December 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$49,972	$(36,815)	$13,157	$53,336	$(35,896)	$17,440
Leasehold interests	13,001	(9,254)	3,747	13,001	(8,794)	4,207
Liquor licenses and other	9,714	(9,364)	350	10,737	(9,869)	868
	$72,687	$(55,433)	$17,254	$77,074	$(54,559)	$22,515
Indefinite-lived intangible assets:
Liquor licenses and other	$7,460	$—	$7,460	$7,460	$—	$7,460
Intangible assets, net	$80,147	$(55,433)	$24,714	$84,534	$(54,559)	$29,975
Immaterial impairment charges were recorded related to finite-lived intangibles resulting from the continuing and projected future results at Company-owned restaurants in 2020, 2019, and 2018, and no impairment charges were recorded related to indefinite-lived intangibles in 2020, 2019, and 2018.
The aggregate amortization expense related to intangible assets subject to amortization for 2020, 2019, and 2018 was $4.4 million, $4.4 million, and $4.3 million.

The estimated aggregate future amortization expense as of December 27, 2020 is as follows (in thousands):

2021	$2,903
2022	2,490
2023	2,349
2024	2,098
2025	1,758
Thereafter	5,656
$17,254
8. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 27, 2020 and December 29, 2019 (in thousands):

	December 27, 2020	December 29, 2019
Payroll and payroll-related taxes	$11,327	$16,736
Workers compensation insurance	4,943	5,720
Corporate and restaurant incentive compensation	4,776	5,397
Accrued vacation	4,283	5,451
Other	2,324	1,917
Accrued payroll and payroll-related liabilities	$27,653	$35,221
Accrued liabilities and other current liabilities consist of the following at December 27, 2020 and December 29, 2019 (in thousands):

	December 27, 2020	December 29, 2019
Legal	$10,480	$4,290
Real estate, personal property, state income, and other taxes payable	6,501	1,135
General liability insurance	6,370	6,622
State and city sales tax payable	3,487	6,776
Utilities	2,747	2,791
Other	10,032	7,789
Accrued liabilities and other current liabilities	$39,617	$29,403
9. Borrowings
Borrowings as of December 27, 2020 and December 29, 2019 are summarized below (in thousands):

	December 27, 2020		December 29, 2019
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility, term loan, and other long-term debt	$170,644	4.50%	$206,875	5.10%
Total debt	170,644		206,875
Current portion	9,692		—
Long-term debt	$160,952		$206,875

Maturities of long-term debt as of December 27, 2020 are as follows (in thousands):

2021	$9,692
2022	9,692
2023	9,692
2024	9,692
2025	131,001
Thereafter	875
$170,644
Credit Facility
On January 10, 2020, the Company replaced its prior credit facility with a new Amended and Restated Credit Agreement (the "credit facility") which provides for a $161.5 million revolving line of credit and a $138.5 million term loan for a total borrowing capacity of $300 million. In addition, the credit facility allows for the issuance of $25 million in letters of credit, swingline loans up to $15 million, and the option to increase the borrowing capacity by up to an additional $100 million subject to lenders' participation. The credit facility also provides for a Canadian Dollar borrowing sub-limit equivalent to $20 million and limits sale leasebacks transactions to $50 million.
In connection with the termination of the credit facility and new borrowings under the credit facility, the Company repaid all outstanding borrowings, accrued interest, and fees under the previous credit facility. Borrowings refinanced under the credit facility totaled $186.6 million, net of loan origination fees.
The credit facility will mature on January 10, 2023. The term loan requires quarterly principal payments at a rate of 7.0% per annum of the original principal balance. Borrowings under the revolving line of credit and term loans denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate ("LIBOR") plus a spread based on leverage or a base rate plus a spread based on leverage (base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5%, and (c) LIBOR for an Interest Period of one month plus 1%). Additional pricing on the credit facility is effective per the Second Amendment.
The publication of LIBOR is expected to discontinue in December 2021; however, we anticipate an amended credit agreement will be executed at the new applicable reference rate.
On May 29, 2020, the Company entered into the First Amendment to the Credit Agreement and Waiver (the "First Amendment") which set forth the following: increased pricing under the credit facility, waiver of the lease adjusted leverage covenant ratio ("LALR ratio") and fixed charge coverage covenant ratio ("FCC ratio") for the remainder of fiscal year 2020, adjustments allowable during the first three fiscal quarters of 2021 to the LALR ratio, including increasing the maximum LALR ratio permitted and allowing the use of a seasonally adjusted annualized consolidated EBITDA in the LALR ratio calculation, and to the FCC ratio, including only being calculated for applicable periods since the beginning of 2021, and added various other additional covenant requirements. The covenant relief in the First Amendment was contingent on the Company raising capital of at least $25 million. As a result of the First Amendment, the Company repaid $59 million on the revolving line of credit such that the amount of the Company's consolidated cash on hand did not exceed $30 million as of the First Amendment effective date; paid certain customary amendment fees to lenders and advisors totaling approximately $1.9 million, which were capitalized as deferred loan fees and will be amortized over the remaining term of the credit facility; and issued 2.6 million shares of common stock raising proceeds of $28.7 million, net of stock issuance costs, which were used to pay down the revolving line of credit as required by the First Amendment.
Borrowings under the credit facility are secured by substantially all of the assets of the Company and are available to: (i) refinance certain existing indebtedness of the Company and its subsidiaries, (ii) finance restaurant construction costs, (iii) pay costs, fees, and expenses in connection with such new restaurant construction, (iv) pay any fees and expenses in connection with the credit facility, and (v) provide for the working capital and general corporate requirements of the Company, including permitted acquisitions and the redemption of capital stock. Restrictions on how borrowings are used by the Company are in place per requirements set forth by our lenders.

The Company will continue to be subject to a number of customary covenants under the credit facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios including the lease adjusted leverage ratio and fixed charge coverage ratio. However, the First Amendment provides certain covenant relief to the Company through the end of the third quarter of 2021. The Company was in compliance with such covenants as of December 27, 2020. Our debt covenant assessment is based on inputs subject to various risks and uncertainties caused by the COVID-19 pandemic, including forecasted revenues, expenses, and cash flows, current discount rates, growth rates, observable market data, and changes to the regulatory environment.
As of December 27, 2020, the Company had outstanding borrowings under the credit facility of $169.8 million, in addition to amounts issued under letters of credit of $8.7 million. As of December 29, 2019, the Company had outstanding borrowings under the prior credit facility of $206.0 million, in addition to amounts issued under letters of credit of $7.5 million. The amounts issued under letters of credit reduce the amount available under the credit facility but are not recorded as debt. As of December 27, 2020, the current portion of long-term borrowings under the credit facility totaled $9.7 million; no outstanding borrowings under the prior credit facility were considered current as of December 29, 2019.
On February 25, 2021, the Company entered into the Second Amendment to the credit facility, which is discussed further in Note 2, COVID-19 Pandemic. Covenant relief and other provisions of the First Amendment discussed above were changed upon execution of the Second Amendment.
Loan origination costs associated with the credit facility are included as deferred costs in Other assets, net in the accompanying consolidated balance sheets, except for the current portion of these costs which is included in Prepaid expenses and other current assets. Unamortized debt issuance costs were $3.3 million and $1.0 million as of December 27, 2020 and December 29, 2019.
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
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. See Note 16, Employee Benefit Programs. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value and are included in Other assets, net in the accompanying consolidated balance sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets). The value of the deferred compensation plan liability is dependent upon the fair value of the assets held in the rabbi trust and therefore is not measured at fair value.

The following tables present the Company's assets measured at fair value on a recurring basis as of December 27, 2020 and December 29, 2019 (in thousands):

	December 27, 2020	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,740	$6,740	$—	$—
Total assets measured at fair value	$6,740	$6,740	$—	$—

	December 29, 2019	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$7,337	$7,337	$—	$—
Total assets measured at fair value	$7,337	$7,337	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
During 2020 and 2019, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 5, Other Charges, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
Based on our 2020 and 2019 impairment analyses, we impaired long-lived assets at 40 and 29 Company-owned restaurants with carrying values of $67.3 million and $17.3 million. We determined the fair value of these long-lived assets in 2020 and 2019 to be $34.7 million and $2.2 million based on level 3 fair value measurements.
See Note 1, Description of Business and Summary of Significant Accounting Policies, for discussion of the first quarter 2020 nonrecurring fair value measurement of goodwill and related impairment charges.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying consolidated balance sheets. Due to market interest rates decreasing during 2020, the Company determined the carrying value of the liability under its credit facility did not approximate fair value. The carrying value and fair value of the credit facility as of December 27, 2020 were $169.8 million and $172.6 million. As of December 29, 2019, the carrying value of the credit facility approximated fair value as the interest rate on the instrument approximated current market rates. The interest rate on the credit facility represents a level 2 fair value input.
11. Leases
Adoption of FASB Accounting Standards Update ("ASU") 2016-02
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) ("Topic 842") along with related clarifications and improvements using the modified retrospective approach without application to prior periods. This guidance requires the recognition of liabilities for lease obligations and corresponding right of use assets on the balance sheet and disclosure of key information about leasing arrangements. We applied the practical expedients that do not require us to reassess existing contracts for embedded leases, to separate leases and non-lease components for our population of real estate assets, or to reassess lease classification or initial direct costs.

The effects of the changes made to our consolidated balance sheet as of December 30, 2018 as a result of the adoption of Topic 842 was as follows (in thousands):

	Balance at December 30, 2018	Adjustments due to Topic 842	Balance at December 30, 2018
Balance Sheet
Non-current assets
Right of use assets, net	$—	$478,268	$478,268
Prepaid expenses and other current assets	27,576	(6,592)	20,984

Current liabilities
Current portion of lease obligations	786	40,606	41,392
Non-current liabilities
Deferred rent	75,675	(75,675)	—
Long-term portion of lease obligations	9,414	506,745	516,159

Stockholders' equity
Retained earnings	$376,341	$(15,172)	$361,169
Leases - Topic 842
Leases are included in right of use assets, net, current portion of lease obligations, and long-term portion of lease liabilities on our consolidated balance sheet as of December 27, 2020 and December 29, 2019 as follows (in thousands):

December 27, 2020	Finance	Operating	Total
Right of use assets, net	$9,644	$415,929	$425,573

Current portion of lease obligations	1,078	54,197	55,275
Long-term portion of lease obligations	10,937	454,296	465,233
Total	$12,015	$508,493	$520,508

December 29, 2019	Finance	Operating	Total
Right of use assets, net	$7,552	$418,696	$426,248

Current portion of lease obligations	725	41,974	42,699
Long-term portion of lease obligations	8,822	456,613	465,435
Total	$9,547	$498,587	$508,134
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended
	December 27, 2020	December 29, 2019
Operating lease cost	$67,320	$75,496
Finance lease cost:
Amortization of right of use assets	845	793
Interest on lease liabilities	534	544
Total finance lease cost	$1,379	$1,337
Variable lease cost	24,482	29,300
Total lease costs	$93,181	$106,133

Maturities of our lease liabilities as of December 27, 2020 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
2021	$1,581	$86,111	$87,692
2022	1,314	75,885	77,199
2023	1,244	73,457	74,701
2024	1,264	71,368	72,632
2025	1,283	66,520	67,803
Thereafter	8,793	346,676	355,469
Total future lease liability	$15,479	$720,017	$735,496
Less imputed interest	3,464	211,524	214,988
Present value of lease liability	$12,015	$508,493	$520,508
Supplemental cash flow information in thousands (except other information) related to leases is as follows:

	Year Ended
	December 27, 2020	December 29, 2019
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$47,164	$78,260
Finance leases	534	512
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	270	817
Cash paid for amounts included in the measurement of lease liabilities	$47,968	$79,589

Right of use assets obtained in exchange for operating lease obligations	$56,014	$12,580
Right of use assets obtained in exchange for finance lease obligations	$2,918	$1,606

Other information related to operating leases as follows:
Weighted average remaining lease term	10.24 years	10.70 years
Weighted average discount rate	6.90%	7.38%

Other information related to financing leases as follows:
Weighted average remaining lease term	11.76 years	12.37 years
Weighted average discount rate	4.56%	4.90%
12. Income Taxes
Loss before income taxes includes the following components for the fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018 (in thousands):

	2020	2019	2018
U.S.	$(262,728)	$(14,549)	$(16,045)
Foreign	(20,824)	(7,688)	(5,365)
Loss before income taxes	$(283,552)	$(22,237)	$(21,410)

The benefit for income taxes for the fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018 consist of the following (in thousands):

	2020	2019	2018
Current:
Federal	$(60,340)	$(3,054)	$2,043
State	1,354	(1,687)	1,579
Foreign	—	—	—
Total current income tax (benefit) expense	$(58,986)	$(4,741)	$3,622
Deferred:
Federal	$44,353	$(10,994)	$(16,688)
State	8,086	1,354	(2,068)
Foreign	(937)	47	143
Total deferred income tax expense (benefit)	51,502	(9,593)	(18,613)
Income tax benefit	$(7,484)	$(14,334)	$(14,991)
The reconciliation between the income tax benefit and the amount of income tax computed by applying the U.S. federal statutory rate to loss before income taxes as shown in the accompanying consolidated statements of operations and comprehensive loss for fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018 is as follows:

	2020	2019	2018
Tax provision at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes	3.9	2.2	2.9
FICA tip tax credits	—	46.0	49.9
Foreign taxes versus U.S statutory rate	0.2	0.8	0.9
Valuation allowance on deferred income tax assets	(27.9)	(9.1)	(7.5)
Impact of CARES Act and related method changes	5.5	—	—
Other tax credits	—	6.1	7.1
Meals and entertainment	—	(0.7)	(0.8)
Excess stock options	(0.1)	(2.9)	(0.6)
Employee travel	—	(0.1)	(2.1)
Other	—	1.2	(0.8)
Effective tax rate	2.6%	64.5%	70.0%
The Company had a tax benefit in all three years presented above, but due to the mathematical computation of tax benefit to book loss the effective tax rate in 2020, 2019 and 2018 are represented as a positive percentage. The decreases in the Company's effective tax benefit in 2020 is primarily a result of a decrease in tax credits and an increase in the valuation allowance, partially offset by a decrease in income and the favorable rate impact of net operating loss ("NOL") carrybacks allowed as part of the CARES Act. The decrease in the 2019 effective tax benefit is primarily attributable to a decrease in credits and an increase in the valuation allowance.

The Company's federal and state deferred taxes at December 27, 2020 and December 29, 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Leasing transactions	$134,471	$131,679
General business and other tax credits	40,366	40,409
Net operating loss carryover	23,567	5,346
Accrued compensation and related costs	11,893	5,970
Goodwill	9,536	—
Stock-based compensation	5,561	4,920
Advanced payments	4,702	3,597
Other non-current deferred tax assets	3,073	2,238
Subtotal	233,169	194,159
Valuation allowance	(86,677)	(7,293)
Total	$146,492	$186,866

Deferred tax liabilities:
Leasing transactions	$(112,860)	$(112,766)
Property and equipment	(21,549)	(757)
Supplies inventory	(4,267)	(4,611)
Prepaid expenses	(2,884)	(3,387)
Goodwill	—	(12,138)
Other non-current deferred tax liabilities	(4,932)	(1,680)
Total	$(146,492)	$(135,339)

Net deferred tax asset	$—	$51,527
The Company had net operating loss carryforwards for tax purposes of $23.6 million as of December 27, 2020. This is comprised of approximately $2.0 million of federal net operating loss carryovers, approximately $12.4 million of state net operating loss carryovers, and approximately $9.2 million of foreign net operating loss carryovers. The federal net operating loss has an indefinite carryforward period, the state net operating loss carryovers may expire between 2025 and 2040, and the foreign net operating loss carryovers may expire between 2035 and 2040.
As of December 27, 2020, the Company had a deferred tax asset of $39.2 million related to federal tax credits, which expire at various dates between 2037 and 2039. The Company also had a deferred tax asset of $1.2 million related to state tax credits which expire in 2024.
In assessing the realizability of deferred income tax assets, ASC 740 requires a more likely than not standard be met. If the Company determines that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies when making this determination. Due to the COVID-19 pandemic, the Company has experienced cumulative losses in recent years which is significant negative evidence that is difficult to overcome in order to reach a determination that a valuation allowance is not required. Projected future taxable income is positive subjective evidence but is not strong enough to overcome the recent cumulative loss objective evidence. Therefore, management determined that a full valuation allowance was required as of December 27, 2020.
Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $86.7 million has been recorded against the deferred tax asset for federal and state tax credits, federal and state deferred tax assets, all net operating loss carry forwards and the deferred taxes of our foreign subsidiary.

The following table summarizes the Company's unrecognized tax benefits at December 27, 2020 and December 29, 2019 (in thousands):

	2020	2019
Beginning of year	$104	$304
Increase due to current year tax positions	—	52
Due to decrease to a position taken in a prior year	(24)	(170)
Settlements	—	(16)
Reductions related to lapses	—	(66)
End of year	$80	$104
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements.
13. Commitments and Contingencies
In July 2017, an hourly Team Member filed a class actions lawsuit before the United States District Court in Santa Ana, California (Vigueras v. Red Robin International, Inc.) alleging the Company failed to provide required meal breaks and rest periods and failed to reimburse business expenses, among other claims. In the first quarter of 2020, the Company reached a tentative settlement resolving all claims for an aggregate $8.5 million. An additional $4.5 million was accrued during the Company's first fiscal quarter of 2020 to fully reserve the $8.5 million settlement amount, which was paid out in January 2021.
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment related claims and claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns. To date, none of these claims, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
Including the accrued liabilities related to the Vigueras settlement, as of December 27, 2020, we had a balance of $10.5 million for loss contingencies on our consolidated balance sheets. We ultimately may be subject to greater or less than the accrued amount.
14. Stockholders' Equity
On August 9, 2018, the Company's board of directors authorized an increase to the Company's share repurchase program of approximately $21 million to a total of $75 million of the Company's common stock. The increased share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In 2020, the Company purchased 72,100 shares with an average purchase price of $22.68 per share for a total of approximately $1.6 million. From the date of the current program approval through December 27, 2020, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of December 27, 2020, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company temporarily suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Second Amendment prohibiting us from repurchasing additional shares until the first fiscal quarter of 2022 at the earliest and not until we deliver a covenant compliance certificate demonstrating a lease adjusted leverage ratio less than or equal to 5.00:1.00.

15. Stock Incentive Plans
In May 2017, the Company's stockholders approved the 2017 Performance Incentive Plan (the "2017 Stock Plan"). Following the date of approval, all grants are made under the 2017 Stock Plan and no new awards may be granted under the Second Amended and Restated 2007 Performance Plan (the "2007 Stock Plan"). The 2017 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), and other forms of awards granted or denominated in the Company common stock or unit of the Company's common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2017 Stock Plan include officers, employees, directors, consultants, and other service providers or any affiliate of the Company. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2017 Stock Plan was 630,182 shares. The 2017 stock plan was amended in May 2019, and again in May 2020 to add an additional 660,000 and 275,000 shares, respectively, bringing the total to 1,565,182 as of December 27, 2020.
Vesting of the awards under the 2017 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2017 Stock Plan and 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers, upon the occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two years following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Vesting of awards under these plans were generally time based over a period of one year to four years. As of December 27, 2020, 219,874 options and awards to acquire the Company's common stock remained outstanding under the 2007 Stock Plan; all remaining options and awards are outstanding under the 2017 Stock Plan.
Stock-based compensation costs recognized in 2020, 2019, and 2018 were $4.3 million, $3.3 million, and $4.0 million with related income tax benefits of $0.3 million, $0.3 million, and $0.5 million. As of December 27, 2020, there was $8.2 million of unrecognized compensation cost, excluding estimated forfeitures. Unrecognized compensation costs are expected to be recognized over the weighted average remaining vesting period of approximately 1.19 years for stock options, 1.12 years for the restricted stock units ("RSU"), and 1.82 years for the performance stock units ("PSU").
Stock Options
The tables below summarize the status of the Company's stock option plans (in thousands, except exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 29, 2019	288	$58.33
Granted	241	12.61
Forfeited/expired	(54)	46.89
Exercised	(5)	21.61
Outstanding, December 27, 2020	470	$36.64

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 27, 2020	470	$36.64	6.78	$1,714
Vested and expected to vest as of December 27, 2020(1)	429	38.82	6.54	1,414
Exercisable as of December 27, 2020	223	$59.74	4.25	$—
———————————————————
(1)    The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.

The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model, and expense is recognized straight line over the vesting period. No options were granted during 2019. The average assumptions used in the model for the fiscal years ended December 27, 2020 and December 30, 2018 were as follows:

	2020	2019	2018
Risk-free interest rate	0.5%	—%	2.5%
Expected years until exercise	4.7	0	3.2
Expected stock volatility	61.0%	—%	43.4%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$6.28	$—	$16.56
Total intrinsic value of options exercised (in thousands)	$30	$20	$390
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
Time-Based RSUs
During 2020, 2019, and 2018, the Company issued time-based restricted stock units ("RSUs") to certain employees as permitted under the 2017 Stock Plan. The Company can grant RSUs to its directors, executive officers, and other key employees. The RSUs granted to employees typically vest in equal installments over three to four years. For the Company's board of directors, RSUs vest in full on the earlier of the one-year anniversary of the grant date or the next annual stockholder meeting. Upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.
The table below summarizes the status of the Company's time-based RSUs under the 2017 and 2007 Stock Plans (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 29, 2019	218	$35.62
Awarded	239	12.98
Forfeited	(54)	36.80
Vested	(56)	36.45
Outstanding, December 27, 2020	347	$19.74
Performance Stock Units
During 2020, 2019, and 2018, the Company granted performance stock unit awards ("PSUs") to certain employees as permitted under the 2017 Stock Plan. Each PSU represents the right to receive one share of the Company's common stock on the payment date.
Prior to 2020, each PSU was divided into three equal tranches with applicable performance periods, typically consisting of a fiscal year, subject to the achievement of the applicable performance goals at target and applicable vesting conditions. Fair value of each PSU granted was equal to the market price of the Company's stock at the grant date, and expense is recognized variably across the total performance period based on probability of achieving applicable performance goals. PSUs remain unvested until the end of the third performance period and are forfeited in the event of termination of employment of a grantee prior to the last day of the third performance period.
Beginning in 2020, the Company began granting PSU awards based on relative total stockholder return defined as increases in the Company's stock price during a performance period of three years as compared to the total stockholder return of a group of peer companies. Fair value of each PSU granted is determined by a Monte Carlo valuation model, and expense is recognized straight line over the performance period. PSUs remain unvested until the last day of the three year performance period and are forfeited in the event of termination of employment of a grantee prior to the last day of the three year performance period.

The table below summarizes the status of the Company's performance stock units under the 2017 Stock Plan (shares in thousands:

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 29, 2019	102	$36.23
Awarded	256	18.09
Forfeited	(52)	34.78
Vested	(9)	49.03
Outstanding, December 27, 2020	297	$20.52
Long-Term Cash Incentive Plan
Beginning in 2020, the long-term cash incentive plan is based on relative total stockholder return defined as increases in the Company's stock price during a performance period of three years as compared to the total stockholder return of a group of peer companies. Compensation is recognized variably over the three year performance period based on a Monte Carlo valuation model. Beginning in 2017, the long-term cash incentive plan was based on operational metrics with three one year performance periods. Prior to 2017, the long-term cash incentive plan was based on operational metrics with one performance period totaling three years. Compensation expense for awards granted before 2020 is recognized variably over the performance period based on the plan-to-date performance achievement. All long-term cash incentive awards cliff vest after three years at the end of each performance cycle. In 2020, 2019, and 2018, the Company recorded $0.2 million, $0.2 million, and $0.7 million in compensation expense related to the 2017 long-term cash incentive plan.
During 2020, the long-term cash incentive plan payout totaled $0.5 million; no long-term cash incentive plan payouts occurred during 2019. At December 27, 2020 and December 29, 2019, a $0.8 million and $1.1 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities on the consolidated balance sheets.
16. Employee Benefit Programs
Employee Deferred Compensation Plan
The Company offers a deferred compensation plan that permits key employees and other members of management defined as highly compensated employees under the IRS code to defer portions of their compensation in a pre-tax savings vehicle that allows for retirement savings above 401(k) limits. Under this plan, eligible Team Members may elect to defer up to 75% of their base salary and up to 100% of variable compensation and commissions each plan year. Beginning in 2019, the Company did not make matching contributions under the deferred compensation plan because the Company amended its 401(k) plan to allow a broader group, including highly compensated employees, to participate and receive matching contributions under the 401(k) plan. Prior to 2019, the board of directors authorized matching contributions equal to 50% of the first 4% of compensation that was deferred by the participant. The Company recognized immaterial matching contribution expenses in 2018 related to the deferred compensation plan.
The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum ranging from equities to money market instruments and are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency. These mutual funds have published market prices and are reported at fair value. See Note 10, Fair Value Measurements. Changes in the market value of the investments held in the trust result in the recognition of a corresponding gain or loss reported in Interest income and other, net in the consolidated statements of operations and comprehensive loss. A corresponding change in the liability associated with the deferred compensation plan results in an offsetting deferred compensation expense, or reduction of expense, reported in Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Company recognized $0.6 million of deferred compensation expense in 2020, $1.1 million in 2019, and an immaterial amount in 2018. As of December 27, 2020 and December 29, 2019, $6.7 million and $7.3 million of deferred compensation asset is included in Other assets, net and $6.7 million and $7.3 million of deferred compensation plan liability is included in Other non-current liabilities in the accompanying consolidated balance sheets.

Employee Stock Purchase Plan
In July 2017, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the "New Plan"). The New Plan authorized 100,000 shares of the Company's common stock for issuance. Under the New Plan, eligible Team Members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and Team Members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan which operates in the successive six months commencing on January 1 and July 1 of each fiscal year. During 2020, the Company issued a total of 40,462 shares under the New Plan with 161,989 shares available for future issuance. During 2019, the Company issued a total of 29,582 shares under the New Plan.
For 2020, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The assumptions used in the model included 0.1% risk-free interest rate, 0.5 year expected life, expected volatility of 50.40%, and 0% dividend yield. The weighted average fair value per share at grant date was $2.16. For 2019, the assumptions used in the model included 1.51% risk-free interest rate, 0.5 year expected life, expected volatility of 41.82%, and 0% dividend yield. The weighted average fair value per share at grant date was $7.56. The Company recognized $0.1 million of compensation expense related to this plan in 2020, $0.2 million in 2019, and $0.1 million in 2018.
Employee Defined Contribution Plan
The Company maintains a 401(k) Savings Plan ("401k Plan") which covers eligible Team Members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows Team Members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. In 2019, the board of directors authorized an increase to employer matching contributions equal to 100% of the first 3% of compensation and 50% on the next 2% of compensation. The Company matches contributions when the employee contribution is made, and the employer matching contributions are not subject to a vesting schedule. Prior to 2019, the Company matched employee contributions equal to 50% of the first 4% of compensation that was deferred by the participant consistent with the Company's vesting schedule. The Company recognized matching contribution expense of $2.5 million in 2020, $3.0 million in 2019, and $0.9 million in 2018.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of such period, are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are:
•Recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
•Accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 27, 2020. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 27, 2020, the Company's internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 3, 2021

ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Our board of directors has adopted codes of ethics that apply to all of our directors, officers, and employees, including our chief executive officer, chief financial officer, and all of the finance team. The full text of our codes of ethics can be found on the investor relations page within the company section of our website at www.redrobin.com. We intend to disclose any changes in or waivers from the codes of ethics by posting such information on our corporate website or by filing a Current Report on Form 8-K.
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)Exhibits and Financial Statement Schedules
(1)Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report on Form 10-K. See "Financial Statements and Supplementary Data - Red Robin Gourmet Burgers, Inc. - Index" for more detail.
(2)All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report on Form 10-K.
(3)Index to Exhibits

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

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002 (Registration No. 333-87044).

(4.2)	Description of Capital Stock. Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on February 26, 2020 (File No. 001-34851).

(4.3)
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

(10.6)*
Form of Red Robin Gourmet Burgers, Inc. Amended and Restated 2007 Performance Incentive Plan Outside Director Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 21, 2010 (File No. 000-49916).

(10.7)*
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

(10.9)*	Red Robin Gourmet Burgers, Inc. Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 8, 2020.

Exhibit Number	Description
(10.10)*
Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan as Amended and Restated on December 15, 2015. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on February 19, 2016.

(10.11)*
Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 to Amendment No. 3 of our Registration Statement on Form S-1 filed on July 12, 2002 (Registration No. 333-87044).

(10.12)*	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 4, 2017.

(10.13)*
Form of Performance Stock Unit Award Agreement under the Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on February 27, 2018.

(10.14)*
Form of Cash Performance Award Agreement under the Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on February 27, 2018.

(10.15)*
Form of Performance Stock Unit Award Agreement under the Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on February 27, 2018.

(10.16)*	Red Robin Gourmet Burgers, Inc. Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.17)*
Second Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated August 20, 2018. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.18)*
Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Guy J. Constant, dated August 20,2018. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.19)*
Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Jonathan A. Muhtar, dated August 20, 2018. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.20)*
Amended & Restated Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Michael L. Kaplan, dated August 20, 2018. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 22, 2018.

(10.21)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Lynn. S. Schweinfurth, dated December 31, 2018. Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on February 27, 2019.

(10.22)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Paul Murphy, dated September 2, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report filed with the SEC on September 5, 2019.

(10.23)*
Retirement Agreement by and between Red Robin Gourmet Burgers, Inc. and Denny Marie Post, dated April 3, 2019. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 30, 2019.

(10.24)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.25)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.26)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.27)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.28)	Credit Agreement, dated January 10, 2020. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 13, 2020.

Exhibit Number	Description
(10.29)
First Amendment to Credit Agreement and Waiver, dated as of May 29, 2020, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the Guarantors, the Lenders party thereto and Wells Fargo, National Association, as administration agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2020.

(10.30)	Security Agreement, dated January 10, 2020. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 13, 2020.

(10.31)
Cooperation Agreement, dated as of March 26, 2020, by and among Red Robin Gourmet Burgers, Inc., Vintage Capital Management, LLC, and Kahn Capital Management, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2020.

(10.32)*	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (as Amended). Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the SEC on April 8, 2020.

(10.33)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on June 10, 2020.

(10.34)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on June 10, 2020.

(10.35)
Distribution Agreement, dated as of June 16, 2020, by and between Red Robin Gourmet Burgers, Inc. and J.P. Morgan Securities LLC. Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2020.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 27, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 27, 2020 and December 29, 2019; (ii) Consolidated Statements of Operations for the years ended December 27, 2020, December 29, 2019, and December 30, 2018; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 27, 2020, December 29, 2019, and December 30, 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 27, 2020, December 29, 2019, and December 30, 2018; and (v) the Notes to Consolidated Financial Statements.

( )    Exhibits previously filed in the Company's periodic filings as specifically noted.
*    Executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
March 3, 2021	By:	/s/ PAUL MURPHY
(Date)		Paul Murphy (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL MURPHY	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 3, 2021
Paul Murphy

/s/ LYNN S. SCHWEINFURTH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2021
Lynn S. Schweinfurth

/s/ KRISTI BELHUMEUR	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2021
Kristi Belhumeur

/s/ DAVID A. PACE	Chairperson of the Board	March 3, 2021
David A. Pace

/s/ TOM CONFORTI	Director	March 3, 2021
Tom Conforti

/s/ CAMMIE W. DUNAWAY	Director	March 3, 2021
Cammie W. Dunaway

/s/ G.J. HART	Director	March 3, 2021
G.J. Hart

/s/ KALEN F. HOLMES	Director	March 3, 2021
Kalen F. Holmes

/s/ GLENN B. KAUFMAN	Director	March 3, 2021
Glenn B. Kaufman

/s/ STEVEN K. LUMPKIN	Director	March 3, 2021
Steven K. Lumpkin

/s/ ANTHONY ACKIL	Director	March 3, 2021
Anthony Ackil

/s/ ALLISON PAGE	Director	March 3, 2021
Allison Page