Form 10-Q
period 2021-04-18
RED ROBIN GOURMET BURGERS INC
filed 2021-05-25
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 18, 2021

or

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
As of May 24, 2021, there were 15,682,109 shares of the registrant's common stock, par value of $0.001 per share outstanding.
1

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	April 18, 2021	December 27, 2020
Assets:
Current assets:
Cash and cash equivalents	$22,284	$16,116
Accounts receivable, net	10,916	16,510
Inventories	23,736	23,802
Income tax receivable	16,176	16,662
Prepaid expenses and other current assets	12,823	13,818
Total current assets	85,935	86,908
Property and equipment, net	405,157	427,033
Right of use assets, net	427,182	425,573
Intangible assets, net	23,741	24,714
Other assets, net	9,122	10,511
Total assets	$951,137	$974,739
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$25,520	$20,179
Accrued payroll and payroll-related liabilities	30,090	27,653
Unearned revenue	42,996	50,138
Current portion of lease obligations	51,369	55,275
Current portion of long-term debt	9,692	9,692
Accrued liabilities and other	44,524	39,617
Total current liabilities	204,191	202,554
Long-term debt	154,529	160,952
Long-term portion of lease obligations	463,729	465,233
Other non-current liabilities	16,402	25,287
Total liabilities	838,851	854,026
Commitments and contingencies (see note 9)
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,622 and 15,548 shares outstanding as of April 18, 2021 and December 27, 2020	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of April 18, 2021 and December 27, 2020	—	—
Treasury stock 4,827 and 4,901 shares, at cost, as of April 18, 2021 and December 27, 2020	(196,883)	(199,908)
Paid-in capital	240,647	243,407
Accumulated other comprehensive income (loss), net of tax	17	(4)
Retained earnings	68,485	77,198
Total stockholders' equity	112,286	120,713
Total liabilities and stockholders' equity	$951,137	$974,739
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Sixteen Weeks Ended
(in thousands, except for per share amounts)	April 18, 2021	April 19, 2020
Revenues:
Restaurant revenue	$318,677	$301,434
Franchise and other revenues	7,598	4,631
Total revenues	326,275	306,065
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	69,166	70,426
Labor	111,659	118,566
Other operating	57,712	52,291
Occupancy	30,100	33,657
Depreciation and amortization	25,888	28,320
Selling, general, and administrative expenses	30,610	41,502
Pre-opening costs	—	153
Other charges	5,471	119,379
Total costs and expenses	330,606	464,294

Loss from operations	(4,331)	(158,229)
Other expense:
Interest expense, net and other	4,330	3,370
Loss before income taxes	(8,661)	(161,599)
Income tax provision	52	12,699
Net loss	$(8,713)	$(174,298)
Loss per share:
Basic	$(0.56)	$(13.51)
Diluted	$(0.56)	$(13.51)
Weighted average shares outstanding:
Basic	15,579	12,903
Diluted	15,579	12,903

Other comprehensive income (loss):
Foreign currency translation adjustment	$21	$(1,147)
Other comprehensive income (loss), net of tax	21	(1,147)
Total comprehensive loss	$(8,692)	$(175,445)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2020	20,449	$20	4,901	$(199,908)	$243,407	$(4)	$77,198	$120,713
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(74)	3,025	(3,640)	—	—	(615)
Non-cash stock compensation	—	—	—	—	880	—	—	880
Net loss	—	—	—	—	—	—	(8,713)	(8,713)
Other comprehensive income	—	—	—	—	—	21	—	21
Balance, April 18, 2021	20,449	$20	4,827	$(196,883)	$240,647	$17	$68,485	$112,286

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2019	17,851	$18	4,928	$(202,313)	$213,922	$(4,373)	$353,266	$360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(39)	1,605	(1,388)	—	—	217
Acquisition of treasury stock	—	—	72	(1,635)	—	—	—	(1,635)
Non-cash stock compensation	—	—	—	—	712	—	—	712
Net loss	—	—	—	—	—	—	(174,298)	(174,298)
Other comprehensive loss	—	—	—	—	—	(1,147)	—	(1,147)
Balance, April 19, 2020	17,851	$18	4,961	$(202,343)	$213,246	$(5,520)	$178,968	$184,369
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
(in thousands)	April 18, 2021	April 19, 2020
Cash flows from operating activities:
Net loss	$(8,713)	$(174,298)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,888	28,320
Gift card breakage	(2,293)	(1,414)
Goodwill and restaurant asset impairment	1,242	110,912
Non-cash other charges	516	808
Deferred income tax provision	—	21,152
Stock-based compensation expense	880	706
Other, net	1,528	784
Changes in operating assets and liabilities:
Accounts receivable	5,567	11,711
Income tax receivable	510	(6,194)
Inventories	(41)	1,484
Prepaid expenses and other current assets	975	2,050
Lease assets, net of liabilities	(6,312)	6,795
Trade accounts payable and accrued liabilities	12,413	(8,022)
Unearned revenue	(4,849)	(9,460)
Other operating assets and liabilities, net	(8,379)	1,346
Net cash (used in) provided by operating activities	18,932	(13,320)
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(5,400)	(8,746)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	—	43
Net cash used in investing activities	(5,400)	(8,703)
Cash flows from financing activities:
Borrowings of long-term debt	35,300	116,000
Payments of long-term debt and finance leases	(42,322)	(32,006)
Purchase of treasury stock	—	(1,635)
Debt issuance costs	(616)	(1,040)
Proceeds from exercise of stock options and employee stock purchase plan	245	419
Net cash provided by (used in) financing activities	(7,393)	81,738
Effect of exchange rate changes on cash	29	(840)
Net change in cash and cash equivalents	6,168	58,875
Cash and cash equivalents, beginning of period	16,116	30,045
Cash and cash equivalents, end of period	$22,284	$88,920

Supplemental disclosure of cash flow information
Income tax refunds received, net	$(473)	$(11)
Interest paid, net of amounts capitalized	$3,182	$2,708
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of April 18, 2021, the Company owned and operated 440 restaurants located in 38 states. The Company also had 103 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
The accompanying Condensed Consolidated Financial Statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been Condensed or omitted. The Condensed Consolidated Balance Sheet as of December 27, 2020 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Condensed Consolidated Financial Statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2020 filed with the SEC on March 3, 2021.
Our current and prior year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2021	April 18, 2021	16
First Quarter 2020	April 19, 2020	16
Current and Prior Fiscal Years:
Fiscal Year 2021	December 26, 2021	52
Fiscal Year 2020	December 27, 2020	52
Reclassifications
Certain amounts presented have been reclassified within the April 19, 2020 Condensed Consolidated Statement of Cash Flows to conform with the current period presentation, including prior year reclassifications from Other, net to Gift card breakage within Cash flows provided by (used in) operating activities, and from Prepaid expenses and other current assets to Income tax receivable within Changes in operating assets and liabilities. The reclassifications had no effect on the Company’s cash flows from operations.

Recent Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued Update 2019-12, Income Taxes ("Topic 740") as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. We adopted Topic 740 during the first quarter of fiscal year 2021, noting it did not have a material impact to the Company's Condensed Consolidated Financial Statements upon adoption.
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
2. COVID-19 Pandemic
Overview
Due to the novel coronavirus ("COVID-19") pandemic, we continue to navigate unprecedented times for our business and industry. The COVID-19 pandemic has had a material adverse effect on our business; with approved vaccines being distributed and administered, we expect our restaurants’ dining room capacity to continue to increase as public health conditions improve and restrictions are eased. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
Rent
In response to the impact of COVID-19 on our operations, beginning April 1, 2020 the Company stopped making full lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with ASC Topic 842.
We are nearing the conclusion of ongoing discussions with landlords regarding restructuring lease payments and rent concessions. As of April 18, 2021, the Company has contractually negotiated rent concessions with the majority of its landlords. The types of rent concessions the Company has negotiated include early termination, early renewal, rent deferral, and rent abatement.
For contractual rent concessions that do not substantially change the total cash flows of the lease, the Company has elected to account for these concessions assuming the existing lease agreements provide enforceable rights and obligations consistent with the relief issued by the Financial Accounting Standards Board titled ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Relief"). For leases where the rent concession did not substantially change the total cash flows, the concession was accounted for as a remeasurement to the lease liability based on the original discount rate with a corresponding adjustment to the right-of-use asset. Additionally, the classification of the leases was not reassessed. For contractual rent concessions that substantially changed the total cash flows of the lease and did not qualify for the FASB relief, we applied the modification framework in accordance with ASC Topic 842, Leases. The Company reassessed lease classification for rent concessions that did not qualify for the FASB relief. During the first fiscal quarter of 2021, it was concluded no leases changed classification between operating and finance. Contractual rent concessions granted to the Company during the first fiscal quarter of 2021 did not grant the right to use additional assets not included in the original lease contracts, so no separate contracts were accounted for as part of the rent concession modifications.

Restaurant Assets
During the sixteen weeks ended April 18, 2021, the Company recognized $1.2 million of asset impairment related to property, plant, and equipment assets at one Company-owned restaurant. During first quarter 2021, the Company determined to permanently close this restaurant after it had remained temporarily closed since the beginning of the COVID-19 pandemic. These impairment charges were included in Other charges on the Condensed Consolidated Statements of Operation and Comprehensive Loss.
Income Tax
The March 19, 2020 passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") created an opportunity for the Company to carry back 2019 and 2020 net operating losses ("NOL's"). The 2019 federal NOL’s were carried back to previous tax periods and resulted in refunds received and recorded during 2020. In 2021, the Company expects to receive approximately $16 million of cash tax refunds from remaining federal and state NOL carrybacks.
As of April 18, 2021, the Company had approximately $5.5 million of federal net operating loss carryforwards from the 2020 and 2021 tax years. The Company has approximately $12.6 million of net operating loss carryforwards for state income tax purposes that arose from the 2019, 2020, and 2021 tax years. The federal net operating loss carryforwards will be retained for an indefinite period. Of the state net operating loss carryforwards, approximately $0.2 million may expire, if unused, in 2024. The remaining state net operating losses approximating $12.4 million may expire, if unused, through 2039 or in some cases will be retained for an indefinite period. The utilization of net operating loss carryforwards may be limited to 80% of taxable income in any given year. The total $77.6 million valuation allowance includes $5.5 million federal NOL's and the $12.6 million state NOL's recorded as of April 18, 2021.
3. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Restaurant revenue	$318,677	$301,434
Franchise revenue(1)	4,877	2,897
Gift card breakage	2,293	1,414
Other revenue	428	320
Total revenues	$326,275	$306,065
———————————————————
(1) Franchise royalties and advertising contributions were temporarily abated and not collected at the end of the first quarter of 2020 due to the COVID-19 pandemic.
Contract liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	April 18, 2021	December 27, 2020
Unearned gift card revenue	$30,686	$38,309
Deferred loyalty revenue	$12,310	$11,829
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Gift card revenue	$9,020	$11,911

4. Leases
Leases are included in right-of-use assets, net, current portion of lease obligations, and long-term portion of lease liabilities on our Condensed Consolidated Balance Sheet as of April 18, 2021 and December 27, 2020 as follows (in thousands):

April 18, 2021	Finance	Operating	Total
Right of use assets, net	$9,362	$417,820	$427,182

Current portion of lease obligations	856	50,513	51,369
Long-term portion of lease obligations	10,642	453,087	463,729
Total	$11,498	$503,600	$515,098

December 27, 2020	Finance	Operating	Total
Right of use assets, net	$9,644	$415,929	$425,573

Current portion of lease obligations	1,078	54,197	55,275
Long-term portion of lease obligations	10,937	454,296	465,233
Total	$12,015	$508,493	$520,508
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Loss as follows (in thousands):

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Operating lease cost	$21,461	$21,990
Finance lease cost:
Amortization of right of use assets	263	203
Interest on lease liabilities	159	138
Total finance lease cost	422	$341
Variable lease cost	6,416	8,317
Total	$28,299	$30,648
Maturities of our lease liabilities as of April 18, 2021 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2021	$902	$56,528	$57,430
2022	1,327	78,064	79,391
2023	1,244	74,897	76,141
2024	1,264	72,696	73,960
2025	1,283	67,940	69,223
Thereafter	8,784	364,706	373,490
Total future lease liability	$14,804	$714,831	$729,635
Less imputed interest	3,306	211,231	214,537
Fair value of lease liability	$11,498	$503,600	$515,098

Supplemental cash flow and other information related to leases is as follows (in thousands, except other information):

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$27,998	$12,683
Finance leases	159	138
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	599	—
Cash paid for amounts included in the measurement of lease liabilities:	$28,756	$12,821

Right of use assets obtained in exchange for operating lease obligations	$13,448	$2,311

Other information related to operating leases as follows:
Weighted average remaining lease term (years)	10.1 years	10.5 years
Weighted average discount rate	6.96%	7.38%

Other information related to finance leases as follows:
Weighted average remaining lease term (years)	11.5 years	12.1 years
Weighted average discount rate	4.56%	4.86%

5. Loss Per Share
Basic loss per share amounts are calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the company was in a net loss position for both the sixteen weeks ended April 18, 2021 and April 19, 2020, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Basic weighted average shares outstanding	15,579	12,903
Dilutive effect of stock options and awards	—	—
Diluted weighted average shares outstanding	15,579	12,903

Awards excluded due to anti-dilutive effect on diluted loss per share	241	318

6. Other Charges
Other charges consist of the following (in thousands):

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Restaurant closure and refranchising costs	$2,447	$1,406
Restaurant asset impairment	1,242	15,498
Litigation contingencies	1,085	4,500
COVID-19 related costs	569	198
Board and stockholder matter costs	128	1,482
Goodwill impairment	—	95,414
Severance and executive transition	—	881
Other charges	$5,471	$119,379
Restaurant closure and refranchising costs include the ongoing restaurant operating costs of the Company-owned restaurants that remained temporarily closed due to the COVID-19 pandemic, as well as any costs incurred for permanently closed restaurants including lease termination costs.
The Company recognized non-cash impairment charges related to restaurant assets at one and 24 Company-owned restaurants during the sixteen weeks ended April 18, 2021 and April 19, 2020 resulting from quantitative impairment analyses.
Litigation contingencies include legal settlement costs accrued within the period presented related to class action employment cases and other employment matters.
COVID-19 related costs include the costs of purchasing personal protective equipment for restaurant Team Members and Guests and emergency sick pay provided to restaurant Team Members during the pandemic.
Board and stockholder matters costs were primarily related to the recruitment and appointment of a new board member in the first quarter of 2021 and to the recruitment and appointment of a new board member, and other board and stockholder matters in the first quarter of 2020.
We performed a goodwill impairment analysis during the first quarter of 2020 resulting in full impairment of our goodwill balance. The goodwill impairment was measured as the amount by which the carrying amount of the reporting unit, including goodwill, exceeded its fair value.
Severance and executive transition in 2020 primarily relates to severance costs associated with the reduction in force of restaurant support center Team Members in April 2020.
7. Borrowings
Borrowings as of April 18, 2021 and December 27, 2020 are summarized below (in thousands):

	April 18, 2021		December 27, 2020
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility, term loan, and other long-term debt	$164,221	6.30%	$170,644	4.50%
Total debt	164,221		170,644
Less current portion	9,692		9,692
Long-term debt	$154,529		$160,952

Amounts issued under letters of credit	$8,600		$8,700

Loan origination costs associated with the Company's credit facility are included as deferred costs in Other assets, net in the accompanying Condensed Consolidated Balance Sheets. Unamortized debt issuance costs were $2.4 million and $3.3 million as of April 18, 2021 and December 27, 2020.
Second Amendment to Credit Agreement
On February 25, 2021, the Company entered into the Second Amendment to Credit Agreement (the "Second Amendment"). The Second Amendment further amends the credit facility to, among other things:
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
In conjunction with the execution of the Second Amendment, the Company paid certain customary amendment fees to the lenders under the credit facility totaling approximately $0.6 million which will be capitalized as deferred loan fees and amortized over the remaining term of the credit facility. Additionally, in conjunction with the execution of the Second Amendment, the company performed an analysis of the amendment under ASC Topic 470, and determined that debt modification accounting was appropriate for our term loan and revolving credit facility due to the change in total capacity under the new amendment. During the first quarter of 2021, the Company expensed approximately $1.2 million of deferred financing charges related to a calculated reduction in total borrowing capacity of the revolver.

8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of April 18, 2021 and December 27, 2020 (in thousands):

	April 18, 2021	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,788	$6,788	$—	$—
Total assets measured at fair value	$6,788	$6,788	$—	$—

	December 27, 2020	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,740	$6,740	$—	$—
Total assets measured at fair value	$6,740	$6,740	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
The Company has measured non-financial assets for impairment. We impaired long-lived restaurant assets at one Company-owned restaurant with a carrying value of $3.8 million (including right of use assets), recognizing an impairment expense of $1.2 million related to the net book value of long-lived restaurant assets for this restaurant. The impairment was recorded as a result of the decision to close this restaurant and nine additional restaurants which had also remained closed since the beginning of the COVID-19 pandemic, whose long-lived restaurant assets had no remaining net book value; see footnote 6 Other Charges of this Quarterly Report on Form 10-Q for additional detail.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. Due to market interest rates decreasing during fiscal year 2021, the Company determined the carrying value of the liability under its credit facility did not approximate fair value. The carrying value and fair value of the credit facility as of April 18, 2021 were $163.3 million and $162.0 million. As of December 27, 2020, the carrying value and fair value of the credit facility were $169.8 million and $172.6 million. The interest rate on the credit facility represents a level 2 fair value input.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2021 and 2020 refer to the sixteen weeks ended April 18, 2021 and April 19, 2020, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 543 locations in North America. As of April 18, 2021, the Company owned 440 restaurants located in 38 states. The Company also had 103 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Company Response to COVID-19 Pandemic
Due to the novel coronavirus ("COVID-19") pandemic, we continue to navigate an unprecedented time for our business and industry. During first quarter 2021, the Company continued to expand dine-in seating capacity at Company-owned restaurants in accordance with local limits. Reopening dining rooms and expanding seating capacity was executed with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind with strict adherence to US Centers for Disease Control and Prevention, state, and local guidelines as our top priority. The Company continues to maintain a disciplined focus on execution to provide our Guests a consistent quality experience each and every time they visit. We are pleased to be able to demonstrate that we can sustain high Guest satisfaction scores as we continue to expand our operating capacity with the recovery and opening of dining rooms at higher capacities. This is achieved through a combination of our Total Guest Experience hospitality model ("TGX"), off-premises enhancements, and our new management labor model.
As our dining rooms have continued to reopen, sales and the Guest experience have been positively impacted by our new TGX hospitality model. We expect to build further sales momentum from additional seating expansion from increasing capacities at our restaurants, including use of outdoor seating to cater to our Guests that prefer a more distanced full service dining option, or prefer to dine outside.
As the implications of the COVID-19 pandemic have begun to ease with approved vaccines being distributed and administered, certain states in which we operate have lifted mandatory mask mandates. In States with mask mandates still in place, we continue to require Guests to wear face coverings at all locations while entering, exiting, and walking around our restaurants, and face masks are provided for Guests who arrive without one to ensure we are enabling the mutual safety of our Guests and Team Members.
We remain focused on consistently delivering a great Guest experience, sustaining off-premises sales levels, and expanding seating capacity to continue to drive our improving sales. Notably, restaurants with reopened dining rooms are sustaining off-premises sales mix of over two times pre-pandemic levels, demonstrating the enduring and growing popularity of Red Robin for off-premises occasions.
As of the end of our fiscal fifth period, all Company-owned restaurants have re-opened indoor dining rooms with varying levels of capacity. Notably, these restaurants have sustained off-premises sales that are more than double pre-pandemic levels, even in comparable Company-owned restaurants that are able to operate at full indoor capacity. As of April 18, 2021, total Company-owned restaurants included 12 restaurants that have remained closed since the onset of the COVID-19 pandemic; of these restaurants, 10 will permanently close and two will re-open in 2021. Restaurant operating level expenses incurred for these restaurants during the temporary closures have been recorded in Restaurant closure and refranchising costs in Other charges; see Note 6, Other Charges, in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Selected operating metrics are presented below for the Company's 28 day accounting periods through the fourth period of fiscal year 2021, and the four weeks that comprise our fiscal fifth period of 2021 are as follows:

	Period Ended(2)
Company-owned Restaurants	24-Jan	21-Feb(3)	21-Mar	18-Apr	16-May(6)
Net comparable(1) restaurant revenues	(26.7)%	(22.9)%	21.9%	165.9%	102.6%
Net comparable(1) restaurant revenues compared to Fiscal Year 2019	N/A(4)	N/A(4)	(8.5)%	0.0%	(3.3)%
Average weekly net sales per restaurant	$39,701	$41,384	$53,240	$55,600	$52,731
Number of comparable Company-owned restaurants(1)	413	411	410	410	410
Company-owned restaurants with closed dining rooms(1)	114	57	9	6	0
Average weekly off-premises net sales per restaurant	$20,896	$18,696	$20,056	$19,894	$19,078
Open system capacity(5)	40.0%	41.0%	48.0%	61.0%	65.0%
(1) Comparable restaurants are those Company-owned restaurants that have operated five full fiscal quarters as of the period presented. Restaurant count shown is as of the end of the period presented.
(2) The periods ended January 24, February 21, March 21, and April 18, 2021 comprise the Company's first fiscal quarter. The period ended May 16, 2021 falls within our second fiscal quarter of 2021, and amounts presented for the period are preliminary and subject to closing adjustments.
(3) Period includes the impact of reduced traffic due to winter weather in February of approximately 2% to 3%.
(4) This metric is presented to compare current year operating results to periods that are not impacted by the COVID-19 pandemic. There was no meaningful COVID-19 impact in P1 or P2 of 2020.
(5) Represents the percentage of indoor seating of Company-owned restaurants with open dining rooms, as of the end of the period presented.
(6)    Period includes the impact of limited operating hours, in part due to staffing shortages.

Financial and Operational Highlights
The following summarizes the operational and financial highlights during the sixteen weeks ended April 18, 2021:
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the sixteen weeks ended April 19, 2020	$301.4
Increase/(decrease) in comparable restaurant revenue	28.3
Increase/(decrease) from closed restaurants	(11.0)
Total increase/(decrease)	17.3
Restaurant Revenue for the sixteen weeks ended April 18, 2021	$318.7

Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Sixteen Weeks Ended		2021 compared to 2020	Sixteen Weeks Ended	2021 compared to 2019(1)
	April 18, 2021	April 19, 2020	Increase/(Decrease)	4/21/2019(1)	Increase/(Decrease)
Restaurant revenue (millions)	$318.7	$301.4	5.7%	$400.5	(20.4)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)	(Basis Points)
Cost of sales	21.7%	23.4%	(170)	23.4%	(170)
Labor	35.0%	39.3%	(430)	35.7%	(70)
Other operating	18.1%	17.3%	80	13.9%	420
Occupancy	9.4%	11.2%	(180)	8.7%	70
Total	84.3%	91.2%	(690)	81.7%	250
(1) Presented for improved comparability to pre COVID-19 operations.
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes Net Loss, loss per diluted share, and adjusted loss per diluted share for the sixteen weeks ended April 18, 2021 and April 19, 2020;

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Net loss as reported	$(8,713)	$(174,298)

Loss per share - diluted:
Net loss as reported	$(0.56)	$(13.51)
Restaurant closure and refranchising costs	0.16	0.11
Restaurant asset impairment	0.08	1.20
Litigation contingencies	0.07	0.35
COVID-19 related costs	0.03	0.02
Board and stockholder matter costs	0.01	0.11
Severance and executive transition	—	0.07
Goodwill impairment	—	7.40
Income tax effect	(0.09)	(2.41)
Adjusted loss per share - diluted	$(0.30)	$(6.66)

Weighted average shares outstanding
Basic	15,579	12,903
Diluted	15,579	12,903

We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Company-owned:
Beginning of period	443	454
Closed during the period(1)	(3)	(2)
End of period	440	452
Franchised:
Beginning of period	103	102
End of period	103	102
Total number of restaurants	543	554
________________________________________________________
(1) In addition to the permanent closures during the sixteen weeks ended April 18, 2021, total Company-owned restaurants included 12 restaurants that have remained closed since the onset of the COVID-19 pandemic; of these restaurants, 10 will permanently close and two will re-open in 2021.

The following table presents total Company-owned and franchised restaurants by state or province as of April 18, 2021:

	Company-Owned Restaurants(1)	Franchised Restaurants
State:
Arkansas	2	2
Alaska	—	3
Alabama	4	—
Arizona	18	1
California	64	—
Colorado	22	—
Connecticut	—	3
Delaware	—	5
Florida	21	—
Georgia	6	—
Iowa	5	—
Idaho	8	—
Illinois	22	—
Indiana	13	—
Kansas	—	5
Kentucky	4	—
Louisiana	2	—
Massachusetts	4	3
Maryland	13	—
Maine	2	—
Michigan	—	20
Minnesota	4	—
Missouri	8	3
Montana	—	2
North Carolina	17	—
Nebraska	4	—
New Hampshire	3	—
New Jersey	12	1
New Mexico	3	—
Nevada	6	—
New York	16	—
Ohio	18	2
Oklahoma	5	—
Oregon	15	5
Pennsylvania	11	21
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	11	—
Texas	21	9
Utah	1	6
Virginia	20	—
Washington	38	—
Wisconsin	11	—

Province:
British Columbia	—	12
Total	440	103

———————————————————
(1) Includes 12 Company-owned restaurants that remained closed due to the COVID-19 pandemic as of April 18, 2021.

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2020 annual financial statements, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020	April 21, 2019(1)
Revenues:
Restaurant revenue	97.7%	98.5%	97.7%
Franchise and other revenues	2.3%	1.5%	2.3%
Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	21.7%	23.4%	23.4%
Labor	35.0%	39.3%	35.7%
Other operating	18.1%	17.3%	13.9%
Occupancy	9.4%	11.2%	8.7%
Total restaurant operating costs	84.3%	91.2%	81.7%
Depreciation and amortization	7.9%	9.3%	6.9%
Selling, general and administrative	9.4%	13.6%	11.7%
Pre-opening and acquisition costs	—%	—%	0.1%
Other charges	1.7%	39.0%	0.6%
Loss from operations	(1.3)%	(51.7)%	0.8%

Interest expense, net and other	1.3%	1.1%	0.8%
Loss before income taxes	(2.7)%	(52.8)%	—%
Income tax benefit	0.0%	4.1%	(0.1)%
Net loss	(2.7)%	(56.9)%	0.2%
___________________________________
(1) Presented for improved comparability to pre COVID-19 operations.
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 18, 2021	April 19, 2020	Percent Change
Restaurant revenue	$318,677	$301,434	5.7%
Franchise royalties, fees and other revenue	7,598	4,631	64.1%
Total revenues	$326,275	$306,065	6.6%
Average weekly net sales volumes in Company-owned restaurants	$46,515	$41,785	11.3%
Total operating weeks	6,851	7,214	(5.0)%
Net sales per square foot	$119	$109	9.5%
Restaurant revenue for the sixteen weeks ended April 18, 2021, which comprises primarily food and beverage sales, increased $17.3 million, or 5.7%, as compared to the first quarter of 2020. The increase was due to a $28.3 million, or 10.0%, increase in comparable restaurant revenue, partially offset by a $11.0 million decrease primarily from closed restaurants. The comparable restaurant revenue increase was driven by a 4.4% increase in Guest count and a 5.6% increase in average Guest check. The increase in average Guest check resulted from a 3.7% increase in pricing, a 1.3% increase in menu mix and a 0.6% increase from lower discounting. The increase in menu mix was primarily driven by higher sales of appetizers and Gourmet burgers, partially offset by lower beverage mix. Off-premises sales increased 75.5% and comprised 41.7% of total food and beverage sales during first quarter 2021.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues are comprised of Company-owned restaurants that have operated five full quarters as of the end of the period presented. The Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic were not included in the comparable base for the sixteen weeks ended April 18, 2021 or April 19, 2020. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period, the average square footage of our restaurants, as well as the impact of changing capacity limitations in response to COVID-19 levels in a given locality. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue increased $3.0 million for the sixteen weeks ended April 18, 2021 compared to the sixteen weeks ended April 19, 2020 due to charging and collecting royalty payments and advertising contributions from our franchisees for first fiscal quarter of 2021; during the same period in 2020, the Company temporary abated all franchisee royalty and advertising contribution payments in response to COVID-19's effect on our franchisee's operations. Our franchisees reported a comparable restaurant revenue increase of 15.1% for the sixteen weeks ended April 18, 2021 compared to the same period in 2020.

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2021	April 19, 2020	Percent Change
Cost of sales	$69,166	$70,426	(1.8)%
As a percent of restaurant revenue	21.7%	23.4%	(1.7)%
Cost of sales, which comprises of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 170 basis points for the sixteen weeks ended April 18, 2021 as compared to the same period in 2020. The decrease was primarily driven by favorable commodity costs and rebates.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2021	April 19, 2020	Percent Change
Labor	$111,659	$118,566	(5.8)%
As a percent of restaurant revenue	35.0%	39.3%	(4.3)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 18, 2021, labor as a percentage of restaurant revenue decreased 430 basis points compared to the same period in 2020. The decrease was primarily driven by a more efficient management labor structure, staffing shortages, and simplifying our menu resulting in reduced kitchen labor hours, partially offset by higher wage rates.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2021	April 19, 2020	Percent Change
Other operating	$57,712	$52,291	10.4%
As a percent of restaurant revenue	18.1%	17.3%	0.8%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the sixteen weeks ended April 18, 2021, other operating costs as a percentage of restaurant revenue increased 80 basis points as compared to the same period in 2020. The increase was primarily due to higher third party delivery commissions and supply costs driven by higher off-premises sales.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2021	April 19, 2020	Percent Change
Occupancy	$30,100	$33,657	(10.6)%
As a percent of restaurant revenue	9.4%	11.2%	(1.8)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the sixteen weeks ended April 18, 2021, occupancy costs as a percentage of restaurant revenue decreased 180 basis points compared to the same period in 2020 primarily due to savings from permanently closed restaurants and restructuring of lease payments and rent concessions.
Our fixed rents for the sixteen weeks ended April 18, 2021 and April 19, 2020 were $21.1 million and $21.6 million, a decrease of $0.5 million due to savings from permanently closed restaurants and restructuring of lease payments and rent concessions.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2021	April 19, 2020	Percent Change
Depreciation and amortization	$25,888	$28,320	(8.6)%
As a percent of total revenues	7.9%	9.3%	(1.4)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen weeks ended April 18, 2021, depreciation and amortization expense as a percentage of revenue decreased 140 basis points over the same period in 2020 primarily due to net closed Company-owned restaurants, and sales leverage.
Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2021	April 19, 2020	Percent Change
Selling, general, and administrative	$30,610	$41,502	(26.2)%
As a percent of total revenues	9.4%	13.6%	(4.2)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the sixteen weeks ended April 18, 2021 decreased $10.9 million, or 26.2%, as compared to the same period in 2020. The decrease was primarily driven by reduced marketing due to capacity limitations and a shift to an all-digital marketing strategy, which has enabled us to communicate with our guests in a more compelling and cost effective way, as well as a decrease in travel and entertainment costs and a permanent reduction in force in 2020, partially offset by higher Team Member benefit costs.
Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 18, 2021	April 19, 2020	Percent Change
Pre-opening costs	$—	$153	(100.0)%
As a percent of total revenues	—%	—%	—%
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
We incurred pre-opening costs during the sixteen weeks ended April 19, 2020 related to the rollout of Donatos®. The Company expects to continue its roll out of Donatos® in 2021 to approximately 120 restaurants, including approximately 40 restaurants in our second fiscal quarter, and approximately 80 restaurants in the second half of the fiscal year.
Interest Expense, Net and Other
Interest expense, net and other was $4.3 million for the sixteen weeks ended April 18, 2021, an increase of $0.9 million, or 26.5%, compared to the same period in 2020. The increase was primarily related to a higher weighted average interest rate for the quarter as well as the partial write off of approximately $1.2 million of deferred financing charges related to the modification of our revolver in conjunction with the execution of the Second Amendment on February 25, 2021, partially offset by a lower average outstanding debt balance compared to the same period in 2020. Our weighted average interest rate was 6.3% for the sixteen weeks ended April 18, 2021 as compared to 4.3% for the same period in 2020.

Provision for Income Taxes
The effective tax rate for the sixteen weeks ended April 18, 2021 was a 0.6% expense, compared to a 7.9% expense for the sixteen weeks ended April 19, 2020. The decrease in tax expense for the sixteen weeks ended April 18, 2021 is primarily due to the recognition of a smaller valuation allowance during the first quarter of 2021. The Company will be able to carry back federal and state net operating losses that are expected to generate approximately $16 million of cash tax refunds during 2021.
Liquidity and Capital Resources
Cash and cash equivalents increased $6.2 million to $22.3 million as of April 18, 2021, from $16.1 million at the beginning of the fiscal year. As the Company continues to recover from the COVID-19 pandemic and generates operating cash flow, we expect to begin using available cash flow from operations to pay down debt, maintain existing restaurants and infrastructure, and execute on our long-term strategic initiatives. As of April 18, 2021, the Company had approximately $107 million in liquidity, including cash on hand and available borrowing capacity under its credit facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Net cash provided by (used in) provided by operating activities	$18,932	$(13,320)
Net cash used in investing activities	(5,400)	(8,703)
Net cash (used in) provided by financing activities	(7,393)	81,738
Effect of exchange rate changes on cash	29	(840)
Net change in cash and cash equivalents	$6,168	$58,875
Operating Cash Flows
Net cash flows provided by (used in) operating activities increased $32.3 million to $18.9 million for the sixteen weeks ended April 18, 2021. The changes in net cash provided by (used in) operating activities are primarily attributable to a $29.3 million increase in profit from operations, defined as the change in operating margins from comparable and non-comparable restaurants, lower accounts receivable and higher accounts payable balances due to the timing of operational receipts and payments, deferral of payroll tax payments under the CARES Act, as well as other changes in working capital as presented in the Condensed Consolidated Statements of Cash Flows.
Investing Cash Flows
Net cash flows used in investing activities decreased $3.3 million to $5.4 million for the sixteen weeks ended April 18, 2021, as compared to $8.7 million for the same period in 2020. The decrease is primarily due to targeted investment in restaurant technology and restaurant improvement capital in line with the Company's emphasis on strategic capital and cost management.
The following table lists the components of our capital expenditures, net of currency translation, for the sixteen weeks ended April 18, 2021 and April 19, 2020 (in thousands):

	Sixteen Weeks Ended
	April 18, 2021	April 19, 2020
Restaurant improvement capital and other	$2,429	$6,656
Investment in technology infrastructure and other	2,269	2,090
Donatos® expansion	702	—
Total capital expenditures	$5,400	$8,746
Financing Cash Flows
Net cash flows used in financing activities increased $89.1 million to $7.4 million for the sixteen weeks ended April 18, 2021, as compared to net cash flows provided by financing activities of $81.7 million in the same period in 2020. The decrease is due to a $91.0 million decrease in net draws made on long-term debt, a decrease in cash used to repurchase the Company's common stock due to the temporary suspension of the Company's share repurchase program, and a decrease in cash used for debt issuance costs.

Credit Facility
As of April 18, 2021, the Company had outstanding borrowings under the credit facility of $163.3 million, of which $9.7 million was classified as current, in addition to amounts issued under letters of credit of $8.6 million. Amounts issued under letters of credit reduce the amount available under the credit facility but are not recorded as debt. As of April 18, 2021, the Company had $84.4 million of available borrowing capacity under its credit facility. Net payments during the sixteen weeks ended April 18, 2021 totaled $6.4 million, and net draws during the first quarter of 2020 totaled $84.0 million.
Covenants
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As discussed in Note 7, Borrowings, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we entered into the Second Amendment on February 25, 2021, which waives compliance with the lease adjusted leverage ratio financial covenant ("LALR ratio") and fixed charge coverage ratio financial covenant ("FCC ratio") for the first two fiscal quarters of 2021, and provides for adjustments during the third and fourth fiscal quarter of 2021 and the first and second fiscal quarters of 2022 for the LALR and FCC ratios and related calculations. The Company is currently in compliance with applicable covenants, and forecasts compliance in the next twelve calendar months as the LALR ratio and FCC ratio become applicable.
Debt Outstanding
Total debt outstanding decreased $6.4 million to $164.2 million at April 18, 2021, from $170.6 million at December 27, 2020, due to net payments of $6.4 million on the credit facility during the sixteen weeks ended April 18, 2021.
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
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through April 18, 2021, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of April 18, 2021, we had $68.4 million of availability under the current share repurchase program.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Labor cost inflation had a negative impact on our financial condition and results of operations during the sixteen weeks ended April 18, 2021. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed or potential minimum wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor and commodity costs for the remainder of 2021.

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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2020, except for lease obligations as a result of contractual rent concessions negotiated by the Company during the fiscal quarter ended April 18, 2021, and long-term debt obligations resulting from the changes to our Credit Facility in February 2021 as previously discussed in Note 7, Borrowings, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, Contractual long-term debt payments as of April 19, 2020 are as follows (in thousands):

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	2026 and Thereafter
Long-term debt obligations(1)	$179,833	$13,512	$165,348	$65	$908

(1) Long-term debt obligations primarily represent minimum required principal payments under our Credit Facility including estimated interest of $15.4 million based on a 5.50% average borrowing interest rate.
See the maturity of lease liabilities table in Note 4, Leases, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment and future impact from the COVID-19 pandemic, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020.
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "continue," and similar expressions. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected growth in Guest traffic and revenue, planned improvements in operational efficiencies, gross margins, and expense management and enhancements to our restaurant environments and Guest engagement; (ii) our expectations about pricing strategy and average check size; (iii) our ability to hire, train, and retain Team Members; (iv) investments in information technology systems and anticipated related benefits; (v) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs; (vi) anticipated legislation and other regulation of our business; (vii) recent initiatives such as changes to our service model and our partnership with Donato's®; (viii) our expectations about future cash flows, liquidity, future capital expenditures and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; and (x) our expectations regarding demand and business recovery, consumer preferences, and consumer discretionary spending.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2020.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 18, 2021, we had $163.3 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.6 million on an annualized basis.
The Company's restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $2.0 million on an annualized basis.
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
For further information related to our litigation contingencies, see Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 filed with the SEC on March 3, 2021. There have been no material changes from the risk factors disclosed in the fiscal year 2020 Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 18, 2021, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during the first fiscal quarter of 2021. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Second Amendment prohibiting us from repurchasing additional shares until the first fiscal quarter of 2022 at the earliest and not until we deliver a covenant compliance certificate demonstrating a lease adjusted leverage ratio less than or equal to 5.00:1.00.

ITEM 6.    Exhibits

Exhibit Number	Description

(10.1)
Second Amendment to Credit Agreement, dated as of February 25, 2021, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the Guarantors, the Lenders party thereto and Wells Fargo Bank, National Association, as administration agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2021.

10.2	Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan CEO Performance Stock Unit Award Agreement.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 18, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 18, 2021 and December 27, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the sixteen weeks ended April 18, 2021 and April 19, 2020; (iii) Condensed Consolidated Statements of Stockholders' Equity at April 18, 2021 and April 19, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 18, 2021 and April 19, 2020; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 25, 2021	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)