Form 10-Q
period 2021-07-11
RED ROBIN GOURMET BURGERS INC
filed 2021-08-18
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2021

or

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
As of August 16, 2021, there were 15,710,386 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	July 11, 2021	December 27, 2020
Assets:
Current assets:
Cash and cash equivalents	$25,569	$16,116
Accounts receivable, net	11,323	16,510
Inventories	23,926	23,802
Income tax receivable	16,352	16,662
Prepaid expenses and other current assets	12,342	13,818
Total current assets	89,512	86,908
Property and equipment, net	396,746	427,033
Right of use assets, net	424,647	425,573
Intangible assets, net	23,069	24,714
Other assets, net	8,129	10,511
Total assets	$942,103	$974,739
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$31,396	$20,179
Accrued payroll and payroll-related liabilities	34,106	27,653
Unearned revenue	43,531	50,138
Current portion of lease obligations	51,022	55,275
Current portion of long-term debt	9,692	9,692
Accrued liabilities and other	44,258	39,617
Total current liabilities	214,005	202,554
Long-term debt	145,106	160,952
Long-term portion of lease obligations	457,896	465,233
Other non-current liabilities	15,933	25,287
Total liabilities	$832,940	$854,026
Commitments and contingencies (see note 9)
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,717 and 15,548 shares outstanding as of July 11, 2021 and December 27, 2020	$20	$20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of July 11, 2021 and December 27, 2020	—	—
Treasury stock 4,732 and 4,901 shares, at cost, as of July 11, 2021 and December 27, 2020	(193,039)	(199,908)
Paid-in capital	238,677	243,407
Accumulated other comprehensive income (loss), net of tax	16	(4)
Retained earnings	63,489	77,198
Total stockholders' equity	109,163	120,713
Total liabilities and stockholders' equity	$942,103	$974,739
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except for per share amounts)	July 11, 2021	July 12, 2020	July 11, 2021	July 12, 2020
Revenues:
Restaurant revenue	$272,157	$160,144	$590,834	$461,578
Franchise and other revenues	4,818	978	12,416	5,609
Total revenues	276,975	161,122	603,250	467,187
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	61,917	38,780	131,083	109,206
Labor	98,949	62,742	210,608	181,308
Other operating	46,928	34,663	104,640	86,954
Occupancy	21,614	20,758	51,714	54,415
Depreciation and amortization	19,215	20,560	45,103	48,880
Selling, general, and administrative expenses	28,346	19,697	58,956	61,199
Pre-opening costs	374	3	374	156
Other charges	2,196	14,501	7,667	133,880
Total costs and expenses	279,539	211,704	610,145	675,998

Loss from operations	(2,564)	(50,582)	(6,895)	(208,811)
Other expense:
Interest expense, net and other	2,786	1,979	7,116	5,349
Loss before income taxes	(5,350)	(52,561)	(14,011)	(214,160)
Income tax (benefit) provision	(354)	3,700	(302)	16,399
Net loss	$(4,996)	$(56,261)	$(13,709)	$(230,559)
Loss per share:
Basic	$(0.32)	$(4.09)	$(0.88)	$(17.38)
Diluted	$(0.32)	$(4.09)	$(0.88)	$(17.38)
Weighted average shares outstanding:
Basic	15,665	13,741	15,617	13,262
Diluted	15,665	13,741	15,617	13,262

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(1)	$17	$20	$(1,130)
Other comprehensive (loss) income, net of tax	(1)	17	20	(1,130)
Total comprehensive loss	$(4,997)	$(56,244)	$(13,689)	$(231,689)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2020	20,449	$20	4,901	$(199,908)	$243,407	$(4)	$77,198	$120,713
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(74)	3,025	(3,640)	—	—	(615)
Non-cash stock compensation	—	—	—	—	880	—	—	880
Net loss	—	—	—	—	—	—	(8,713)	(8,713)
Other comprehensive income	—	—	—	—	—	21	—	21
Balance, April 18, 2021	20,449	$20	4,827	$(196,883)	$240,647	$17	$68,485	$112,286
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(95)	3,844	(3,547)	—	—	297
Non-cash stock compensation	—	—	—	—	1,577	—	—	1,577
Net loss	—	—	—	—	—	—	(4,996)	(4,996)
Other comprehensive (loss)	—	—	—	—	—	(1)	—	(1)
Balance, July 11, 2021	20,449	$20	4,732	$(193,039)	$238,677	$16	$63,489	$109,163

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2019	17,851	$18	4,928	$(202,313)	$213,922	$(4,373)	$353,266	$360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(39)	1,605	(1,388)	—	—	217
Acquisition of treasury stock	—	—	72	(1,635)	—	—	—	(1,635)
Non-cash stock compensation	—	—	—	—	712	—	—	712
Net loss	—	—	—	—	—	—	(174,298)	(174,298)
Other comprehensive loss	—	—	—	—	—	(1,147)	—	(1,147)
Balance, April 19, 2020	17,851	$18	4,961	$(202,343)	$213,246	$(5,520)	$178,968	$184,369
Issuance of common stock, $0.001 par value, net of stock issuance costs	2,598	2	—	—	28,723	—	—	28,725
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(59)	2,398	(2,228)	—	—	170
Non-cash stock compensation	—	—	—	—	1,071	—	—	1,071
Net loss	—	—	—	—	—	—	(56,261)	(56,261)
Other comprehensive income	—	—	—	—	—	17	—	17
Balance July 12, 2020	20,449	$20	4,902	$(199,945)	$240,812	$(5,503)	$122,707	$158,091

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Eight Weeks Ended
(in thousands)	July 11, 2021	July 12, 2020
Cash flows from operating activities:
Net loss	$(13,709)	$(230,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45,103	48,880
Gift card breakage	(2,793)	(1,806)
Goodwill and asset impairment	1,357	116,193
Non-cash other charges	509	2,764
Deferred income tax provision	—	42,686
Stock-based compensation expense	2,457	1,771
Other, net	1,913	393
Changes in operating assets and liabilities:
Accounts receivable	5,159	13,211
Income tax receivable	334	(17,453)
Inventories	(594)	1,363
Prepaid expenses and other current assets	1,454	(2,717)
Lease assets, net of liabilities	(9,375)	17,666
Trade accounts payable and accrued liabilities	17,358	(9,374)
Unearned revenue	(3,814)	(8,479)
Other operating assets and liabilities, net	(8,175)	6,854
Net cash provided by (used in) operating activities	37,184	(18,607)
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(10,854)	(11,456)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	20	43
Net cash used in investing activities	(10,834)	(11,413)
Cash flows from financing activities:
Borrowings of long-term debt	68,300	135,000
Payments of long-term debt and finance leases	(85,164)	(134,385)
Purchase of treasury stock	—	(1,635)
Debt issuance costs	(616)	(2,952)
Proceeds from issuance of common stock, net of stock issuance costs	—	29,675
Proceeds from exercise of stock options and employee stock purchase plan	549	666
Net cash (used in) provided by financing activities	(16,931)	26,369
Effect of exchange rate changes on cash	34	(256)
Net change in cash and cash equivalents	9,453	(3,907)
Cash and cash equivalents, beginning of period	16,116	30,045
Cash and cash equivalents, end of period	$25,569	$26,138

Supplemental disclosure of cash flow information
Income tax refunds received, net	$(628)	$(3)
Interest paid, net of amounts capitalized	$5,423	$4,915
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of July 11, 2021, the Company owned and operated 430 restaurants located in 38 states. The Company also had 101 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
Our current and prior year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2021	April 18, 2021	16
First Quarter 2020	April 19, 2020	16
Second Quarter 2021	July 11, 2021	12
Second Quarter 2020	July 12, 2020	12
Current and Prior Fiscal Years:
Fiscal Year 2021	December 26, 2021	52
Fiscal Year 2020	December 27, 2020	52
Reclassifications
Certain amounts presented have been reclassified within the July 12, 2020 Condensed Consolidated Statement of Cash Flows to conform with the current period presentation, including prior year reclassifications from Prepaid expenses and other current assets to Inventory and Income tax receivable within Changes in operating assets and liabilities. The reclassifications had no effect on the Company’s cash flows from operations.

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
2. COVID-19 Pandemic
Overview
Due to the coronavirus ("COVID-19") pandemic, we continue to navigate unprecedented challenges and uncertainties for our business and industry. These include jurisdictional restrictions on restaurants limiting indoor dining room capacity. The COVID-19 pandemic has had a material adverse effect on our business, including a significant decrease in Guest traffic and sales since March 2020. As of July 11, 2021, nearly all of our Company-owned and franchised locations were operating without restriction. While we continue to take appropriate actions to mitigate the impact of COVID-19, the future impact on business operations and financial performance remains unknown at this point.
Rent
In response to the impact of COVID-19 on our operations, beginning April 1, 2020 the Company stopped making full lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with ASC Topic 842.
As of July 11, 2021, the Company has substantially completed negotiating rent concessions with its landlords, and are making full lease payments to substantially all of our landlords. The types of rent concessions the Company negotiated include early termination, early renewal, rent deferral, and rent abatement.
Income Tax
The March 19, 2020 passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") created an opportunity for the Company to carry back 2019 and 2020 net operating losses ("NOL's"). The 2019 federal NOL's were carried back to previous tax periods and resulted in refunds received and recorded during 2020. The Company has filed the 2020 federal and state NOL cash tax refund claims totaling approximately $16 million during 2021. While we expect to receive a portion of the refunds in 2021, due to government delays in processing these claims we do not expect to receive the majority until 2022.
As of July 11, 2021, the Company had approximately $5.2 million of federal net operating loss carryforwards from the 2020 and 2021 tax years. The Company has approximately $12.2 million of net operating loss carryforwards for state income tax purposes that arose from the 2019, 2020, and 2021 tax years. The federal net operating loss carryforwards will be retained for an indefinite period. Of the state net operating loss carryforwards, approximately $0.2 million may expire, if unused, in 2024. The remaining state net operating losses approximating $12.0 million may expire, if unused, through 2039 or in some cases will be retained for an indefinite period. The utilization of net operating loss carryforwards may be limited to 80% of taxable income in any given year. The total $79.1 million valuation allowance includes the $5.2 million federal NOL and the $12.2 million state NOL's recorded as of July 11, 2021.

3. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020	July 11, 2021	July 12, 2020
Restaurant revenue	$272,157	$160,144	$590,834	$461,578
Franchise revenue	3,944	380	8,820	3,277
Gift card breakage	500	392	2,793	1,806
Other revenue	374	206	803	526
Total revenues	$276,975	$161,122	$603,250	$467,187
———————————————————

Contract liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	July 11, 2021	December 27, 2020
Unearned gift card revenue	$30,765	$38,309
Deferred loyalty revenue	$12,766	$11,829
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020
Gift card revenue	$10,945	$12,990

4. Leases
Leases are included in right-of-use assets, net, current portion of lease obligations, and long-term portion of lease liabilities on our Condensed Consolidated Balance Sheet as of July 11, 2021 and December 27, 2020 as follows (in thousands):

July 11, 2021	Finance	Operating	Total
Right of use assets, net	$9,909	$414,738	$424,647

Current portion of lease obligations	1,108	49,914	51,022
Long-term portion of lease obligations	10,925	446,971	457,896
Total	$12,033	$496,885	$508,918

December 27, 2020	Finance	Operating	Total
Right of use assets, net	$9,644	$415,929	$425,573

Current portion of lease obligations	1,078	54,197	55,275
Long-term portion of lease obligations	10,937	454,296	465,233
Total	$12,015	$508,493	$520,508

The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Loss as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020	July 11, 2021	July 12, 2020
Operating lease cost	$16,243	$14,949	$37,704	$36,939
Finance lease cost:
Amortization of right of use assets	197	185	460	388
Interest on lease liabilities	117	124	276	262
Total finance lease cost	$314	$309	$736	$650
Variable lease cost	4,359	4,988	10,775	13,305
Total	$20,916	$20,246	$49,215	$50,894
Maturities of our lease liabilities as of July 11, 2021 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2021	$820	$35,857	$36,677
2022	1,327	78,816	80,143
2023	1,244	75,746	76,990
2024	1,264	73,579	74,843
2025	1,283	68,874	70,157
Thereafter	9,349	373,835	383,184
Total future lease liability	$15,287	$706,707	$721,994
Less imputed interest	3,254	209,822	213,076
Carrying value of lease liability	$12,033	$496,885	$508,918

Supplemental cash flow and other information related to leases is as follows (in thousands, except other information):

	Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$47,727	$17,188
Finance leases	276	262
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	1,018	—
Cash paid for amounts included in the measurement of lease liabilities:	$49,021	$17,450

Right of use assets obtained in exchange for operating lease obligations	$7,784	$19,781
Right of use assets obtained in exchange for finance lease obligations	$751	$4,224

Other information related to operating leases as follows:
Weighted average remaining lease term	10.0 years	10.4 years
Weighted average discount rate	7.01%	7.25%

Other information related to finance leases as follows:
Weighted average remaining lease term	11.3 years	12.2 years
Weighted average discount rate	4.56%	4.96%

5. Loss Per Share
Basic loss per share amounts are calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the twelve week and twenty-eight week periods ended July 11, 2021 and July 12, 2020, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020	July 11, 2021	July 12, 2020
Basic weighted average shares outstanding	15,665	13,741	15,617	13,262
Dilutive effect of stock options and awards	—	—	—	—
Diluted weighted average shares outstanding	15,665	13,741	15,617	13,262

Awards excluded due to anti-dilutive effect on diluted loss per share	241	865	308	317

6. Other Charges
Other charges consist of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020	July 11, 2021	July 12, 2020
Restaurant closure and refranchising costs	$1,752	$7,602	$4,199	$9,008
Asset impairment	115	5,281	1,357	20,779
Litigation contingencies	85	—	1,170	4,500
COVID-19 related costs	244	651	813	849
Board and stockholder matter costs	—	967	128	2,449
Goodwill impairment	—	—	—	95,414
Severance and executive transition	—	—	—	881
Other charges	$2,196	$14,501	$7,667	$133,880
Restaurant closure and refranchising costs include the ongoing restaurant operating costs of Company-owned restaurants that remained temporarily closed due to the COVID-19 pandemic, as well as any costs incurred for permanently closed restaurants including lease termination costs.
During the twenty-eight weeks ended weeks ended July 11, 2021, we impaired long-lived assets at one Company-owned restaurant with a carrying value of $3.8 million (including right of use assets), recognizing an impairment expense of $1.2 million related to the net book value of long-lived restaurant assets for this restaurant. The impairment was recorded as a result of the decision during the fiscal first quarter to close this restaurant and nine additional restaurants which had also remained closed since the beginning of the COVID-19 pandemic, whose long-lived restaurant assets had no remaining net book value. During the twelve and twenty-eight weeks ended July 12, 2020 the Company recognized non-cash impairment charges related to restaurant assets at 10 and 34 Company-owned restaurants, respectively, resulting from quantitative impairment analyses.
Litigation contingencies include legal settlement costs accrued within the period presented related to class action employment cases and other employment matters.
COVID-19 related costs include the costs of purchasing personal protective equipment for restaurant Team Members and Guests and emergency sick pay provided to restaurant Team Members during the pandemic.
Board and stockholder matters costs were primarily related to the recruitment and appointment of new board members, and other board and stockholder matters.
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
7. Borrowings
Borrowings as of July 11, 2021 and December 27, 2020 are summarized below (in thousands):

	July 11, 2021		December 27, 2020
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility, term loan, and other long-term debt	$154,798	7.40%	$170,644	4.50%
Total debt	154,798		170,644
Less current portion	9,692		9,692
Long-term debt	$145,106		$160,952

Amounts issued under letters of credit	$8,600		$8,700

Loan origination costs associated with the Company's credit facility are included as deferred costs in Other assets, net in the accompanying Condensed Consolidated Balance Sheets. Unamortized debt issuance costs were $2.1 million and $3.3 million as of July 11, 2021 and December 27, 2020.
8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of July 11, 2021 and December 27, 2020 (in thousands):

	July 11, 2021	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,113	$6,113	$—	$—
Total assets measured at fair value	$6,113	$6,113	$—	$—

	December 27, 2020	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,740	$6,740	$—	$—
Total assets measured at fair value	$6,740	$6,740	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
As of July 11, 2021, the Company has measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement. See footnote 6 Other Charges of this Quarterly Report on Form 10-Q for additional detail.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. Due to market interest rates decreasing during fiscal year 2021, the Company determined the carrying value of the liability under its credit facility did not approximate fair value. The carrying value and fair value of the credit facility as of July 11, 2021 were $153.9 million and $152.4 million. As of December 27, 2020, the carrying value and fair value of the credit facility were $169.8 million and $172.6 million. The interest rate on the credit facility represents a level 2 fair value input.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2021 and 2020 refer to the twelve and twenty-eight weeks ended July 11, 2021 and July 12, 2020, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 531 locations in North America. As of July 11, 2021, the Company owned 430 restaurants located in 38 states. The Company also had 101 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
COVID-19 Impact
Due to the coronavirus ("COVID-19") pandemic, we continue to navigate an unprecedented time for our business and industry. During the second quarter of 2021, the Company continued to expand dine-in seating capacity at Company-owned restaurants. Reopening dining rooms and expanding seating capacity was executed with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind with strict adherence to US Centers for Disease Control and Prevention, state, and local guidelines. The Company continues to maintain a disciplined focus on execution to provide our Guests a consistent quality experience each and every time they visit through our Total Guest Experience hospitality model ("TGX"), off-premises enhancements, and our new management labor model.
Notably, as of the end of our fiscal eighth period, the Company has sustained off-premises sales that are more than double pre-pandemic levels, even as its restaurants were operating without indoor capacity restrictions. Restaurant operating level expenses incurred for these restaurants during the temporary closures have been recorded in Restaurant closure and refranchising costs in Other charges; see Note 6, Other Charges, in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
In addition, as our dining rooms have re-opened, our ability to attract and retain restaurant-level employees has become more challenging, as the job market for restaurant managers and hourly Team Members has become more competitive. Staffing is our number one priority; during the second fiscal quarter, we have supported our staffing efforts through technology enhancements to the application and hiring process, holding two national hiring days, and deploying internal and external resources to augment recruiting, hiring, and training efforts. We plan to achieve staffing levels above those in 2019 to support elevated demand compared to 2019. The challenges in hiring and retention have also affected certain of our suppliers, resulting in some intermittent product and distribution shortages.

Financial and Operational Highlights
The following summarizes the operational and financial highlights during the twelve weeks ended July 11, 2021:
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the twelve weeks ended July 12, 2020	$160.1
Increase in comparable restaurant revenue	105.4
Increase from non-comparable restaurants	6.7
Total increase	112.1
Restaurant Revenue for the twelve weeks ended July 11, 2021	$272.2
The following summarizes the operational and financial highlights during the twenty-eight weeks ended July 11, 2021:
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the twenty-eight weeks ended July 12, 2020	$461.6
Increase in comparable restaurant revenue	133.7
Decrease from non-comparable restaurants	(4.4)
Total increase/(decrease)	129.3
Restaurant Revenue for the twenty-eight weeks ended July 11, 2021	$590.8
Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Twelve weeks ended		2021 compared to 2020	Twelve Weeks Ended	2021 compared to 2019(1)
	July 11, 2021	July 12, 2020	Increase/(Decrease)	July 14, 2019(1)	Increase/(Decrease)
Restaurant revenue (millions)	$272.2	$160.1	69.9%	$302.4	(10.0)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)	(Basis Points)
Cost of sales	22.8%	24.2%	(140)	23.9%	(110)
Labor	36.4%	39.2%	(280)	35.2%	120
Other operating	17.2%	21.6%	(440)	14.3%	290
Occupancy	7.9%	13.0%	(510)	8.4%	(50)
Total	84.3%	98.0%	(1,370)	81.8%	250
(1) Presented for improved comparability to pre-COVID-19 operations.

	Twenty-Eight weeks ended		2021 compared to 2020	Twenty-Eight Weeks Ended	2021 compared to 2019(1)
	July 11, 2021	July 12, 2020	Increase/(Decrease)	July 14, 2019(1)	Increase/(Decrease)
Restaurant revenue (millions)	$590.8	$461.6	28.0%	$702.9	(15.9)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)	(Basis Points)
Cost of sales	22.2%	23.7%	(150)	23.6%	(140)
Labor	35.6%	39.3%	(370)	35.5%	10
Other operating	17.7%	18.8%	(110)	14.0%	370
Occupancy	8.8%	11.8%	(300)	8.6%	20
Total	84.3%	93.6%	(930)	81.7%	260
(1) Presented for improved comparability to pre-COVID-19 operations.

The following table summarizes Net Loss, loss per diluted share, and adjusted loss per diluted share for the twelve and twenty-eight weeks ended July 11, 2021 and July 12, 2020;

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020	July 11, 2021	July 12, 2020
Net loss as reported	$(4,996)	$(56,261)	$(13,709)	$(230,559)

Loss per share - diluted:
Net loss as reported	$(0.32)	$(4.09)	$(0.88)	$(17.38)
Restaurant closure and refranchising costs	0.11	0.55	0.27	0.68
Asset impairment	0.01	0.38	0.09	1.57
Litigation contingencies	—	—	0.07	0.34
COVID-19 related costs	0.02	0.05	0.05	0.06
Board and stockholder matter costs	—	0.07	0.01	0.18
Severance and executive transition	—	—	—	0.07
Goodwill impairment	—	—	—	7.19
Income tax effect	(0.04)	(0.27)	(0.13)	(2.62)
Adjusted loss per share - diluted	$(0.22)	$(3.31)	$(0.52)	$(9.91)

Weighted average shares outstanding
Basic	15,665	13,741	15,617	13,262
Diluted	15,665	13,741	15,617	13,262

We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP.
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020	July 11, 2021	July 12, 2020
Company-owned:
Beginning of period	440	452	443	454
Closed during the period	(10)	(2)	(13)	(4)
End of period	430	450	430	450
Franchised:
Beginning of period	103	102	103	102
Closed during the period	(2)	—	(2)	—
End of period	101	102	101	102
Total number of restaurants	531	552	531	552
________________________________________________________

The following table presents total Company-owned and franchised restaurants by state or province as of July 11, 2021:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	2
Alaska	—	3
Alabama	4	—
Arizona	18	1
California	59	—
Colorado	22	—
Connecticut	—	3
Delaware	—	5
Florida	19	—
Georgia	6	—
Iowa	5	—
Idaho	8	—
Illinois	22	—
Indiana	13	—
Kansas	—	4
Kentucky	4	—
Louisiana	2	—
Massachusetts	4	2
Maryland	13	—
Maine	2	—
Michigan	—	20
Minnesota	4	—
Missouri	8	3
Montana	—	2
North Carolina	17	—
Nebraska	4	—
New Hampshire	3	—
New Jersey	12	1
New Mexico	3	—
Nevada	6	—
New York	14	—
Ohio	18	2
Oklahoma	5	—
Oregon	15	5
Pennsylvania	11	21
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	11	—
Texas	20	9
Utah	1	6
Virginia	20	—
Washington	38	—
Wisconsin	11	—

Province:
British Columbia	—	12
Total	430	101

———————————————————

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

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020	July 14, 2019(1)	July 11, 2021	July 12, 2020	July 14, 2019(1)
Revenues:
Restaurant revenue	98.3%	99.4%	98.2%	97.9%	98.8%	97.9%
Franchise and other revenues	1.7%	0.6%	1.8%	2.1%	1.2%	2.1
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	22.8%	24.2%	23.9%	22.2%	23.7%	23.6%
Labor	36.4%	39.2%	35.2%	35.6%	39.3%	35.5%
Other operating	17.2%	21.6%	14.3%	17.7%	18.8%	14.0%
Occupancy	7.9%	13.0%	8.4%	8.8%	11.8%	8.6%
Total restaurant operating costs	84.3%	98.0%	81.8%	84.3%	93.6%	81.7%
Depreciation and amortization	6.9%	12.8%	6.9%	7.5%	10.5%	6.9%
Selling, general and administrative	10.2%	12.2%	11.4%	9.8%	13.1%	11.6%
Pre-opening and acquisition costs	0.1%	—%	—%	0.1%	—%	—%
Other charges	0.8%	9.0%	5.5%	1.3%	28.7%	2.7%
Loss from operations	(0.9)%	(31.4)%	(4.2)%	(1.1)%	(44.7)%	(1.3)%

Interest expense, net and other	1.0%	1.2%	0.7%	1.2%	1.1%	0.8%
Loss before income taxes	(1.9)%	(32.6)%	(4.9)%	(2.3)%	(45.8)%	(2.1)%
Income tax (benefit) provision	(0.1)%	2.3%	(5.2)%	(0.1)%	3.5%	(2.3)%
Net (loss) income	(1.8)%	(34.9)%	0.3%	(2.3)%	(49.4)%	0.2%
___________________________________
(1) Presented for improved comparability to pre-COVID-19 operations.
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Revenues in thousands)	July 11, 2021	July 12, 2020	Percent Change	July 11, 2021	July 12, 2020	Percent Change
Restaurant revenue	$272,157	$160,144	69.9%	$590,834	$461,578	28.0%
Franchise royalties, fees and other revenue	4,818	978	392.6%	12,416	5,609	121.4%
Total revenues	$276,975	$161,122	71.9%	$603,250	$467,187	29.1%
Average weekly net sales volumes in Company-owned restaurants	$53,135	$32,287	71.7%	$49,347	$37,915	30.2%
Total operating weeks	5,122	4,960	(1.0)%	11,973	12,174	(1.7)%
Net sales per square foot	$102	$62	64.1%	$221	$171	29.1%
Restaurant revenue for the twelve weeks ended July 11, 2021, which comprises primarily food and beverage sales, increased $112.1 million, or 69.9%, as compared to the twelve weeks ended July 12, 2020. The increase was due to a $105.4 million, or 66.3%, increase in comparable restaurant revenue, and a $6.7 million increase primarily from reopened restaurants that were temporarily closed during second quarter 2020. The comparable restaurant revenue increase was driven by a 47.7% increase in Guest count and a 18.6% increase in average Guest check. The increase in average Guest check resulted from a 3.0% increase in pricing, a 14.9% increase in menu mix and a 0.7% increase from lower discounting. The increase in menu mix was primarily driven by higher sales of beverages and appetizers, partially offset by lower gourmet burger mix. Off-premise sales comprised 32.8% of total food and beverage sales during second quarter 2021, compared to 63.8% in the same period in 2020.
Restaurant revenue for the twenty-eight weeks ended July 11, 2021, increased $129.3 million or 28.0%, as compared to the twenty-eight weeks ended July 12, 2020. The increase was due to a $133.7 million, or 30.3%, increase in comparable restaurant revenue, partially offset by a $4.4 million decrease primarily from closed restaurants. The comparable restaurant revenue decrease was driven by a 20.4% increase in Guest counts and a 9.9% increase in average Guest check. The increase in average Guest check resulted from a 3.5% increase in pricing and a 5.8% increase in menu mix, and a 0.6% increase from lower discounting. The increase in menu mix was primarily driven by higher sales of appetizers and beverages.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues are comprised of Company-owned restaurants that have operated five full quarters as of the end of the period presented. Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic were not included in the comparable base for the twelve and twenty-eight weeks ended July 11, 2021 or July 12, 2020. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period, the average square footage of our restaurants, as well as the impact of changing capacity limitations in response to COVID-19 levels in a given locality. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue increased $3.8 million for the twelve weeks ended July 11, 2021 compared to the twelve weeks ended July 12, 2020, due to charging and collecting royalty payments and advertising contributions from our franchisees during the second fiscal quarter of 2021; during the same period in 2020, the Company had temporarily abated franchisee royalty and advertising contribution payments, resuming collection during the latter half of the second fiscal quarter of 2020. Our franchisees reported a comparable restaurant revenue increase of 69.7% for the twelve weeks ended July 11, 2021 compared to the same period in 2020.
Franchise and other revenue increased $6.8 million for the twenty-eight weeks ended July 11, 2021 compared to the twenty-eight weeks ended July 12, 2020, due to charging and collecting royalty payments and advertising contributions from our franchisees during the second fiscal quarter of 2021; during the same period in 2020, the Company had temporarily abated franchisee royalty and advertising contribution payments in mid-March, resuming collection during the latter half of the second fiscal quarter of 2020, as well as an increase in gift card breakage. Our franchisees reported a comparable restaurant revenue increase of 35.7% for the twenty-eight weeks ended July 11, 2021 compared to the same period in 2020.

Cost of Sales

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 11, 2021	July 12, 2020	Percent Change	July 11, 2021	July 12, 2020	Percent Change
Cost of sales	$61,917	$38,780	59.7%	$131,083	$109,206	20.0%
As a percent of restaurant revenue	22.8%	24.2%	(1.4)%	22.2%	23.7%	(1.5)%
Cost of sales, which comprises of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 140 basis points for the twelve weeks ended July 11, 2021 as compared to the same period in 2020. The decrease was primarily driven by pricing, favorable mix shifts, and discounts, partially offset by commodity inflation.
Cost of sales as a percentage of restaurant revenue decreased 150 basis points for the twenty-eight weeks ended July 11, 2021 as compared to the same period in 2020. The decrease was primarily driven by pricing and favorable mix shifts.
Labor

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 11, 2021	July 12, 2020	Percent Change	July 11, 2021	July 12, 2020	Percent Change
Labor	$98,949	$62,742	57.7%	$210,608	$181,308	16.2%
As a percent of restaurant revenue	36.4%	39.2%	(2.8)%	35.6%	39.3%	(3.7)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 11, 2021, labor as a percentage of restaurant revenue decreased 280 basis points compared to the same period in 2020. The decrease was primarily driven by staffing shortages, and sales leverage, partially offset by higher wage rates, staffing costs and increased restaurant management compensation costs in 2021. $1.6 million of incremental labor costs were incurred due to increased hiring ads, incremental hiring and training resources, and retention and sign-on bonuses to support our staffing initiatives.
For the twenty-eight weeks ended July 11, 2021, labor as a percentage of restaurant revenue decreased 370 basis points compared to the same period in 2020. The decrease was primarily driven by staffing shortages, and sales leverage, partially offset by higher wage rates and staffing costs.
Other Operating

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 11, 2021	July 12, 2020	Percent Change	July 11, 2021	July 12, 2020	Percent Change
Other operating	$46,928	$34,663	35.4%	$104,640	$86,954	20.3%
As a percent of restaurant revenue	17.2%	21.6%	(4.4)%	17.7%	18.8%	(1.1)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended July 11, 2021, other operating costs as a percentage of restaurant revenue decreased 440 basis points as compared to the same period in 2020. The decrease was primarily driven by lower third party delivery fees and supplies due to lower off-premises sales volumes, and sales leverage.
For the twenty-eight weeks ended July 11, 2021, other operating costs as a percentage of restaurant revenue decreased 110 basis points as compared to the same period in 2020. The decrease was primarily driven by sales leverage and supply costs, partially offset by higher third party delivery commissions.

Occupancy

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 11, 2021	July 12, 2020	Percent Change	July 11, 2021	July 12, 2020	Percent Change
Occupancy	$21,614	$20,758	4.1%	$51,714	$54,415	(5.0)%
As a percent of restaurant revenue	7.9%	13.0%	(5.1)%	8.8%	11.8%	(3.0)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended July 11, 2021, occupancy costs as a percentage of restaurant revenue decreased 510 basis points compared to the same period in 2020 primarily driven by savings from permanently closed restaurants and restructuring of lease payments, rent concessions, and sales leverage.
For the twenty-eight weeks ended July 11, 2021, occupancy costs as a percentage of restaurant revenue decreased 300 basis points compared to the same period in 2020 primarily driven by savings from permanently closed restaurants and restructuring of lease payments and rent concessions.
Our fixed rents for the twelve weeks ended July 11, 2021 and July 12, 2020 were $16.0 million and $14.7 million, an increase of $1.3 million due to recognizing ongoing fixed rents of Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic in Closed restaurant expense (a component of Other Charges) in 2020, compared to Occupancy in 2021, partially offset by a net decrease in store count resulting from 10 locations permanently closed during the period. Our fixed rents for the twenty-eight weeks ended July 11, 2021 and July 12, 2020 were $37.0 million and $36.3 million, an increase of $0.7 million due to recognizing ongoing fixed rents of Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic in Closed restaurant expense (a component of Other Charges) in 2020, compared to Occupancy in 2021, partially offset by a net decrease in store count resulting from 13 locations permanently closed during the period.
Depreciation and Amortization

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 11, 2021	July 12, 2020	Percent Change	July 11, 2021	July 12, 2020	Percent Change
Depreciation and amortization	$19,215	$20,560	(6.5)%	$45,103	$48,880	(7.7)%
As a percent of total revenues	6.9%	12.8%	(5.9)%	7.5%	10.5%	(3.0)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended July 11, 2021, depreciation and amortization expense as a percentage of revenue decreased 590 basis points over the same period in 2020. For the twenty-eight weeks ended July 11, 2021, depreciation and amortization expense as a percentage of revenue decreased 300 basis points over the same period in 2020. The decreases are primarily due to net closed Company-owned restaurants, and sales leverage.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 11, 2021	July 12, 2020	Percent Change	July 11, 2021	July 12, 2020	Percent Change
Selling, general, and administrative	$28,346	$19,697	43.9%	$58,956	$61,199	(3.7)%
As a percent of total revenues	10.2%	12.2%	(2.0)%	9.8%	13.1%	(3.3)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative costs in the twelve weeks ended July 11, 2021 increased $8.6 million, or 43.9%, as compared to the same period in 2020. The increase in selling, general and administrative costs in 2021 was primarily driven by lapping the significant reduction in marketing spend in 2020 due to the COVID-19 pandemic, increased Team Member benefits, and temporary salary reductions in 2020, partially offset by lower professional services spend.

Selling, general, and administrative costs in the twenty-eight weeks ended July 11, 2021 decreased $2.2 million, or 3.7%, as compared to the same period in 2020. The decrease was primarily driven by a decrease in travel and entertainment costs, decreased broadcast and national media marketing spend, decreased professional services spend and decreased salaries and wage expenses, partially offset by increased Team Member benefit costs.
Pre-opening Costs

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 11, 2021	July 12, 2020	Percent Change	July 11, 2021	July 12, 2020	Percent Change
Pre-opening costs	$374	$3	*	$374	$156	*
As a percent of total revenues	0.1%	—%	0.1%	0.1%	—%	0.1%
* Percentage increases and decreases over 100 percent were not considered meaningful.
Pre-opening costs, which are expensed as incurred, comprise the costs related to preparing restaurants to introduce Donatos®, as well as direct costs, including labor, occupancy, training, and marketing, incurred related to opening new restaurants and hiring the initial work force. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurants where Donatos® has been introduced, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters.
We incurred pre-opening costs during the twelve and twenty-eight weeks ended July 11, 2021 and July 12, 2020 related to the rollout of Donatos®. The Company completed the rollout of 41 restaurants during the twelve weeks ended July 11, 2021, and expects to continue its roll out of Donatos® to approximately 80 restaurants in the second half of fiscal year 2021.
Interest Expense, Net and Other
Interest expense, net and other was $2.8 million for the twelve weeks ended July 11, 2021, an increase of $0.8 million, or 40.0%, compared to the same period in 2020. The increase was primarily related to a higher weighted average interest rate for the quarter due to increased rates associated with the Second Amendment to Credit Agreement (the "Second Amendment"), partially offset by a lower average outstanding debt balance compared to the same period in 2020. Our weighted average interest rate was 7.4% for the twelve weeks ended July 11, 2021 as compared to 4.2% for the same period in 2020.
Interest expense, net and other was $7.1 million for the twenty-eight weeks ended July 11, 2021, an increase of $1.8 million, or 34.0%, from the same period in 2020. The increase was primarily related to a higher weighted average interest rate for the period as well as the partial write off of approximately $1.2 million of deferred financing charges related to the modification of our revolver in conjunction with the execution of the Second Amendment on February 25, 2021, partially offset by a lower average outstanding debt balance compared to the same period in 2020. Our weighted average interest rate was 6.7% for the twenty-eight weeks ended July 11, 2021 as compared to 4.2% for the same period in 2020.
Provision for Income Taxes
The effective tax rate for the twelve weeks ended July 11, 2021 was a 6.6% benefit, compared to a 7.0% expense for the twelve weeks ended July 12, 2020. The decrease in tax expense for the twelve weeks ended July 11, 2021 is primarily due to the change in full valuation allowance recognition.
The effective tax benefit for the twenty-eight weeks ended July 11, 2021 and July 12, 2020 was 2.2%, compared to a 7.7% expense for the twelve weeks ended July 12, 2020.The decrease in tax expense for the twenty-eight weeks ended July 11, 2021 is primarily due to the change in full valuation allowance recognition.
The Company has filed federal and state cash tax refund claims totaling approximately $16 million during 2021 from net operating loss carrybacks. While we expect to receive a portion of the refunds in 2021, due to government delays in processing these claims we do not expect to receive the majority until 2022.
Liquidity and Capital Resources
Cash and cash equivalents increased $9.5 million to $25.6 million as of July 11, 2021, from $16.1 million at the beginning of the fiscal year. As the Company continues to recover from the COVID-19 pandemic and generates operating cash flow, the Company is using available cash flow from operations to pay down debt, maintain existing restaurants and infrastructure, and execute on our long-term strategic initiatives. As of July 11, 2021, the Company had approximately $117 million in liquidity, including cash on hand and available borrowing capacity, under its credit facility.

Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020
Net cash provided by (used in) operating activities	$37,184	$(18,607)
Net cash used in investing activities	(10,834)	(11,413)
Net cash (used in) provided by financing activities	(16,931)	26,369
Effect of exchange rate changes on cash	34	(256)
Net change in cash and cash equivalents	$9,453	$(3,907)
Operating Cash Flows
Net cash flows provided by (used in) operating activities increased $55.8 million to $37.2 million for the twenty-eight weeks ended July 11, 2021. The changes in net cash provided by (used in) operating activities are primarily attributable to a $90.5 million increase in profit from operations (defined as the change in operating margins from comparable and non-comparable restaurants), lower accounts receivable and higher accounts payable balances due to the timing of operational receipts and payments, deferral of payroll tax payments under the CARES Act, as well as other changes in working capital as presented in the Condensed Consolidated Statements of Cash Flows.
Investing Cash Flows
Net cash flows used in investing activities decreased $0.6 million to $10.8 million for the twenty-eight weeks ended July 11, 2021, as compared to $11.4 million for the same period in 2020. The decrease is primarily due to the Company selectively pursuing projects aligned with strategic uses of capital and cost management in restaurant technology and restaurant improvement capital, as well as increased spend on Donatos® associated with adding 41 restaurants in the second fiscal quarter.
The following table lists the components of our capital expenditures, net of currency translation, for the twenty-eight weeks ended July 11, 2021 and July 12, 2020 (in thousands):

	Twenty-Eight Weeks Ended
	July 11, 2021	July 12, 2020
Restaurant improvement capital and other	$6,184	$7,194
Investment in technology infrastructure and other	2,878	4,262
Donatos® expansion	1,792	—
Total capital expenditures	$10,854	$11,456
Financing Cash Flows
Net cash flows used in financing activities increased $43.3 million to $16.9 million for the twenty-eight weeks ended July 11, 2021, as compared to net cash flows provided by financing activities of $26.4 million in the same period in 2020. The decrease is due to a $29.7 million decrease in proceeds from the issuance of common stock, net of issuance costs, and a $17.5 million decrease in net draws made on long-term debt, partially offset by a decrease in cash used for debt issuance costs, and a decrease in cash used to repurchase the Company's common stock due to the temporary suspension of the Company's share repurchase program beginning in 2020.
Credit Facility
As of July 11, 2021, the Company had outstanding borrowings under the credit facility of $153.9 million, of which $9.7 million was classified as current, in addition to amounts issued under letters of credit of $8.6 million. Amounts issued under letters of credit reduce the amount available under the credit facility but are not recorded as debt. As of July 11, 2021, the Company had $91.4 million of available borrowing capacity under its credit facility. Net payments during the twenty-eight weeks ended July 11, 2021 totaled $15.8 million, and net draws during the same period in 2020 totaled $0.6 million.

Covenants
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As discussed in Note 7, Borrowings, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of the Quarterly Report on Form 10-Q filed May 25, 2021, we entered into the Second Amendment to our Credit Agreement on February 25, 2021, which waives compliance with the lease adjusted leverage ratio financial covenant ("LALR") and fixed charge coverage ratio financial covenant ("FCCR") for the first two fiscal quarters of 2021, and provides for adjustments during the third and fourth fiscal quarter of 2021 and the first and second fiscal quarters of 2022 for the LALR and FCCR and related calculations.
As of July 11, 2021, the Company is in compliance with all applicable covenants. Due to an anticipated delay in the timing of receipt of cash tax refunds, the Company proactively obtained a waiver from our lenders, waiving the application of our FCCR for our third and fourth fiscal quarters of 2021.
Debt Outstanding
Total debt outstanding decreased $15.8 million to $154.8 million at July 11, 2021, from $170.6 million at December 27, 2020, due to net payments of $15.8 million on the credit facility during the twenty-eight weeks ended July 11, 2021.
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
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through July 11, 2021, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of July 11, 2021, we had $68.4 million of availability under the current share repurchase program.
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

Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 18, 2021, except for lease obligations as a result of contractual rent concessions negotiated by the Company during the fiscal quarter ended July 11, 2021. See the maturity of lease liabilities table in Note 4, Leases, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•our ability to achieve and sustain revenue and cost savings from off-premise sales and other initiatives;
•competition in the casual dining market and discounting by competitors;

•changes in consumer spending trends and habits;
•changes in the cost and availability of key food products and distribution, restaurant equipment, construction materials, labor, and energy;
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in commodity price risk or interest rate risk since the disclosures included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2020, filed with the SEC on March 3, 2021.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. During the quarter ended July 11, 2021, we had an average of $158.6 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in a pre-tax interest expense fluctuation of $1.6 million on an annualized basis.
The Company's restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, weather, seasonality, production, trade policy, and other factors. As a result of the COVID-19 pandemic, we have experienced and expect to continue to experience distribution disruptions, commodity cost inflation, and certain food and supply shortages. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities; however, it may not be possible for us to enter into fixed-price purchase commitments for certain commodities, or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain to mitigate our overall commodity risk. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $2.0 million on an annualized basis.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve and twenty-eight weeks ended July 11, 2021, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during the second fiscal quarter of 2021. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Second Amendment prohibiting us from repurchasing additional shares until the first fiscal quarter of 2022 at the earliest and not until we deliver a covenant compliance certificate demonstrating a lease adjusted leverage ratio less than or equal to 5.00:1.00.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 11, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 11, 2021 and December 27, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve and twenty-eight weeks ended July 11, 2021 and July 12, 2020; (iii) Condensed Consolidated Statements of Stockholders' Equity at July 11, 2021 and July 12, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 11, 2021 and July 12, 2020; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 18, 2021	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)