Form 10-Q
period 2021-10-03
RED ROBIN GOURMET BURGERS INC
filed 2021-11-10
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021

or

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
As of November 8, 2021, there were 15,716,181 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	October 3, 2021	December 27, 2020
Assets:
Current assets:
Cash and cash equivalents	$17,757	$16,116
Accounts receivable, net	11,939	16,510
Inventories	23,769	23,802
Income tax receivable	16,165	16,662
Prepaid expenses and other current assets	12,439	13,818
Total current assets	82,069	86,908
Property and equipment, net	388,881	427,033
Right of use assets, net	419,788	425,573
Intangible assets, net	22,419	24,714
Other assets, net	8,567	10,511
Total assets	$921,724	$974,739
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$34,638	$20,179
Accrued payroll and payroll-related liabilities	32,555	27,653
Unearned revenue	42,621	50,138
Current portion of lease obligations	49,894	55,275
Current portion of long-term debt	9,692	9,692
Accrued liabilities and other	42,240	39,617
Total current liabilities	211,640	202,554
Long-term debt	147,471	160,952
Long-term portion of lease obligations	450,673	465,233
Other non-current liabilities	15,775	25,287
Total liabilities	$825,559	$854,026
Commitments and contingencies (see note 8)
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,722 and 15,548 shares outstanding as of October 3, 2021 and December 27, 2020	$20	$20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of October 3, 2021 and December 27, 2020	—	—
Treasury stock 4,727 and 4,901 shares, at cost, as of October 3, 2021 and December 27, 2020	(192,819)	(199,908)
Paid-in capital	240,445	243,407
Accumulated other comprehensive income (loss), net of tax	10	(4)
Retained earnings	48,509	77,198
Total stockholders' equity	96,165	120,713
Total liabilities and stockholders' equity	$921,724	$974,739
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except for per share amounts)	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Revenues:
Restaurant revenue	$270,202	$197,009	$861,036	$658,587
Franchise and other revenues	5,242	3,469	17,658	9,078
Total revenues	275,444	200,478	878,694	667,665
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	62,671	46,037	193,754	155,243
Labor	99,725	74,344	310,333	255,652
Other operating	51,462	37,631	156,102	124,585
Occupancy	22,519	22,099	74,233	76,514
Depreciation and amortization	18,881	19,173	63,984	68,053
General and administrative expenses	17,691	15,190	57,664	56,054
Selling expenses	12,652	6,094	31,635	26,429
Pre-opening costs	418	89	792	245
Other charges	1,561	4,416	9,228	138,296
Total costs and expenses	287,580	225,073	897,725	901,071

Loss from operations	(12,136)	(24,595)	(19,031)	(233,406)
Other expense:
Interest expense, net and other	2,870	2,280	9,986	7,629
Loss before income taxes	(15,006)	(26,875)	(29,017)	(241,035)
Income tax benefit	(26)	(20,696)	(328)	(4,297)
Net loss	$(14,980)	$(6,179)	$(28,689)	$(236,738)
Loss per share:
Basic	$(0.95)	$(0.40)	$(1.83)	$(16.98)
Diluted	$(0.95)	$(0.40)	$(1.83)	$(16.98)
Weighted average shares outstanding:
Basic	15,709	15,540	15,647	13,945
Diluted	15,709	15,540	15,647	13,945

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(6)	$9	$14	$(1,121)
Other comprehensive (loss) income, net of tax	(6)	9	14	(1,121)
Total comprehensive loss	$(14,986)	$(6,170)	$(28,675)	$(237,859)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2020	20,449	$20	4,901	$(199,908)	$243,407	$(4)	$77,198	$120,713
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(74)	3,025	(3,640)	—	—	(615)
Non-cash stock compensation	—	—	—	—	880	—	—	880
Net loss	—	—	—	—	—	—	(8,713)	(8,713)
Other comprehensive income	—	—	—	—	—	21	—	21
Balance, April 18, 2021	20,449	$20	4,827	$(196,883)	$240,647	$17	$68,485	$112,286
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(95)	3,844	(3,547)	—	—	297
Non-cash stock compensation	—	—	—	—	1,577	—	—	1,577
Net loss	—	—	—	—	—	—	(4,996)	(4,996)
Other comprehensive (loss)	—	—	—	—	—	(1)	—	(1)
Balance, July 11, 2021	20,449	$20	4,732	$(193,039)	$238,677	$16	$63,489	$109,163
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(5)	220	(280)	—	—	(60)
Non-cash stock compensation	—	—	—	—	2,048	—	—	2,048
Net loss	—	—	—	—	—	—	(14,980)	(14,980)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Balance, October 3, 2021	20,449	$20	4,727	$(192,819)	$240,445	$10	$48,509	$96,165

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2019	17,851	$18	4,928	$(202,313)	$213,922	$(4,373)	$353,266	$360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(39)	1,605	(1,388)	—	—	217
Acquisition of treasury stock	—	—	72	(1,635)	—	—	—	(1,635)
Non-cash stock compensation	—	—	—	—	712	—	—	712
Net loss	—	—	—	—	—	—	(174,298)	(174,298)
Other comprehensive loss	—	—	—	—	—	(1,147)	—	(1,147)
Balance, April 19, 2020	17,851	$18	4,961	$(202,343)	$213,246	$(5,520)	$178,968	$184,369
Issuance of common stock, $0.001 par value, net of stock issuance costs	2,598	2	—	—	28,723	—	—	28,725
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(59)	2,398	(2,228)	—	—	170
Non-cash stock compensation	—	—	—	—	1,071	—	—	1,071
Net loss	—	—	—	—	—	—	(56,261)	(56,261)
Other comprehensive income	—	—	—	—	—	17	—	17
Balance July 12, 2020	20,449	$20	4,902	$(199,945)	$240,812	$(5,503)	$122,707	$158,091
Issuance of common stock, $0.001 par value, net of stock issuance costs					(7)			(7)
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(1)	37	(73)	—	—	(36)
Non-cash stock compensation	—	—	—	—	1,316	—	—	1,316
Net loss	—	—	—	—	—	—	(6,179)	(6,179)
Other comprehensive income	—	—	—	—	—	9	—	9
Balance, October 4, 2020	20,449	$20	4,901	$(199,908)	$242,048	$(5,494)	$116,528	153,194

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Forty Weeks Ended
(in thousands)	October 3, 2021	October 4, 2020
Cash flows from operating activities:
Net loss	$(28,689)	$(236,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63,984	68,053
Gift card breakage	(3,231)	(2,329)
Goodwill and asset impairment	1,357	116,193
Non-cash other charges	319	(2,438)
Deferred income tax provision	—	52,439
Stock-based compensation expense	4,501	3,082
Other, net	2,228	639
Changes in operating assets and liabilities:
Accounts receivable	4,544	13,250
Income tax receivable	520	(57,756)
Prepaid expenses and other current assets	1,014	11,229
Lease assets, net of liabilities	(12,628)	19,194
Trade accounts payable and accrued liabilities	16,948	(9,864)
Unearned revenue	(4,286)	(9,331)
Other operating assets and liabilities, net	(8,964)	11,976
Net cash provided by (used in) operating activities	37,617	(22,401)
Cash flows from investing activities:
Purchases of property and equipment	(19,987)	(14,870)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	20	739
Net cash used in investing activities	(19,967)	(14,131)
Cash flows from financing activities:
Borrowings of long-term debt	109,500	168,000
Payments of long-term debt and finance leases	(125,216)	(159,004)
Purchase of treasury stock	—	(1,635)
Debt issuance costs	(870)	(2,952)
Proceeds from issuance of common stock, net of stock issuance costs	—	28,945
Proceeds from exercise of stock options and employee stock purchase plan	549	666
Net cash (used in) provided by financing activities	(16,037)	34,020
Effect of exchange rate changes on cash	28	(166)
Net change in cash and cash equivalents	1,641	(2,678)
Cash and cash equivalents, beginning of period	16,116	30,045
Cash and cash equivalents, end of period	$17,757	$27,367

Supplemental disclosure of cash flow information
Income tax refunds received, net	$(840)	$(2,391)
Interest paid, net of amounts capitalized	$7,586	$7,514
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of October 3, 2021, the Company owned and operated 430 restaurants located in 38 states. The Company also had 101 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
Our current and prior year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2021	April 18, 2021	16
First Quarter 2020	April 19, 2020	16
Second Quarter 2021	July 11, 2021	12
Second Quarter 2020	July 12, 2020	12
Third Quarter 2021	October 3, 2021	12
Third Quarter 2020	October 4, 2020	12
Current and Prior Fiscal Years:
Fiscal Year 2021	December 26, 2021	52
Fiscal Year 2020	December 27, 2020	52
Reclassifications
Certain amounts presented have been reclassified within the October 4, 2020 Condensed Consolidated Statement of Cash Flows to conform with the current period presentation, including prior year reclassifications within Changes in operating assets and liabilities. The reclassifications had no effect on the Company’s cash flows from operations.

Certain amounts presented have been reclassified within the October 4, 2020 Condensed Consolidated Statements Of Operations And Comprehensive Loss to present General and administrative expenses and Selling expenses separately for improved comparability and alignment with industry presentation. The reclassifications had no effect on the Company’s Total costs and expenses, Loss from operations, or Net loss.
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
2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Restaurant revenue	$270,202	$197,009	$861,036	$658,587
Franchise revenue	4,303	2,584	13,123	5,861
Gift card breakage	438	523	3,231	2,329
Other revenue	501	362	1,304	888
Total revenues	$275,444	$200,478	$878,694	$667,665
———————————————————

Contract liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	October 3, 2021	December 27, 2020
Unearned gift card revenue	$29,599	$38,309
Deferred loyalty revenue	$13,022	$11,829
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Forty Weeks Ended
	October 3, 2021	October 4, 2020
Gift card revenue	$14,448	$16,191
3. Leases
Leases are included in right-of-use assets, net, current portion of lease obligations, and long-term portion of lease liabilities on our Condensed Consolidated Balance Sheet as of October 3, 2021 and December 27, 2020 as follows (in thousands):

October 3, 2021	Finance	Operating	Total
Right of use assets, net	$9,774	$410,014	$419,788

Current portion of lease obligations	1,140	48,754	49,894
Long-term portion of lease obligations	10,813	439,860	450,673
Total	$11,953	$488,614	$500,567

December 27, 2020	Finance	Operating	Total
Right of use assets, net	$9,644	$415,929	$425,573

Current portion of lease obligations	1,078	54,197	55,275
Long-term portion of lease obligations	10,937	454,296	465,233
Total	$12,015	$508,493	$520,508
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Loss as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Operating lease cost	$16,061	$14,992	$53,765	$51,931
Finance lease cost:
Amortization of right of use assets	197	227	657	615
Interest on lease liabilities	131	150	407	412
Total finance lease cost	328	$377	$1,064	$1,027
Variable lease cost	4,496	5,902	15,271	19,207
Total	$20,885	$21,271	$70,100	$72,165
Maturities of our lease liabilities as of October 3, 2021 were as follows (in thousands):

	Finance Leases	Operating Leases	Total
Remainder of 2021	$550	$14,740	$15,290
2022	1,327	79,038	80,365
2023	1,244	76,303	77,547
2024	1,264	74,575	75,839
2025	1,283	69,959	71,242
Thereafter	9,441	377,685	387,126
Total future lease liability	$15,109	$692,300	$707,409
Less imputed interest	3,156	203,686	206,842
Carrying value of lease liability	$11,953	$488,614	$500,567

Supplemental cash flow and other information related to leases is as follows (in thousands, except other information):

	Forty Weeks Ended
	October 3, 2021	October 4, 2020
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$68,036	$33,034
Finance leases	406	412
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	1,447	196
Cash paid for amounts included in the measurement of lease liabilities:	$69,889	$33,642

Right of use assets obtained in exchange for operating lease obligations	$27,483	$31,731
Right of use assets obtained in exchange for finance lease obligations	$988	$4,581

Other information related to operating leases as follows:
Weighted average remaining lease term	9.9 years	10.3 years
Weighted average discount rate	7.01%	7.12%

Other information related to finance leases as follows:
Weighted average remaining lease term	11.0 years	11.9 years
Weighted average discount rate	4.56%	4.93%

4. Loss Per Share
Basic loss per share amounts are calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the twelve week and forty week periods ended October 3, 2021 and October 4, 2020, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Basic weighted average shares outstanding	15,709	15,540	15,647	13,945
Dilutive effect of stock options and awards	—	—	—	—
Diluted weighted average shares outstanding	15,709	15,540	15,647	13,945

Awards excluded due to anti-dilutive effect on diluted loss per share	545	895	390	480

5. Other Charges
Other charges consist of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Restaurant closure costs	$1,102	$3,982	$5,301	$12,990
Asset impairment	—	—	1,357	20,779
Litigation contingencies	160	—	1,330	4,500
COVID-19 related costs	299	430	1,112	1,279
Board and stockholder matter costs	—	4	128	2,453
Goodwill impairment	—	—	—	95,414
Severance and executive transition	—	—	—	881
Other charges	$1,561	$4,416	$9,228	$138,296
Restaurant closure costs represent costs incurred for permanently closed restaurants, including lease termination costs, as well as the ongoing restaurant operating costs of Company-owned restaurants that remained temporarily closed due to the COVID-19 pandemic.
During the forty weeks ended October 3, 2021, Asset impairment primarily related to the impairment of long-lived assets at one Company-owned restaurant with a carrying value of $3.8 million (including right of use assets), recognizing an impairment expense of $1.2 million related to the net book value of long-lived restaurant assets for this restaurant. During the twelve and forty weeks ended October 4, 2020 the Company recognized non-cash impairment charges related to restaurant assets at two and thirty-six Company-owned restaurants, respectively, resulting from quantitative impairment analyses.
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
6. Borrowings
Borrowings as of October 3, 2021 and December 27, 2020 are summarized below (in thousands):

	October 3, 2021		December 27, 2020
	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility, term loan, and other long-term debt	$157,163	6.80%	$170,644	4.50%
Total debt	157,163		170,644
Less current portion	9,692		9,692
Long-term debt	$147,471		$160,952

Amounts issued under letters of credit	$8,600		$8,700

Loan origination costs associated with the Company's Amended and Restated Credit Agreement (the "Credit Facility") are included as deferred costs in Other assets, net in the accompanying Condensed Consolidated Balance Sheets. Unamortized debt issuance costs were $2.0 million and $3.3 million as of October 3, 2021 and December 27, 2020.

Third Amendment to Credit Agreement
In response to the continued uncertainty around the impact of industry labor and supply chain challenges as well as the COVID-19 Delta variant, the Company amended its current credit facility on November 9, 2021 (the "Third Amendment") to obtain additional flexibility to continue to implement our business strategy. The Company anticipates refinancing its Credit Facility in 2022. The Third Amendment further amends the Company’s Amended and Restated Credit Agreement (as amended, the "Credit Facility") to, among other things:
•waive the application of the lease adjusted leverage ratio financial covenant (the "Leverage Ratio Covenant") for the third fiscal quarter of 2021
•increase the maximum leverage permitted for purposes of the Leverage Ratio Covenant for the fourth fiscal quarter of 2021 and the first, second and third fiscal quarters of 2022, with the definition of the Leverage Ratio Covenant also being amended to provide that it shall not be calculated on a basis that gives effect to a seasonally adjusted annualized consolidated EBITDA in future periods;
•decrease the minimum fixed charge coverage ratio required for purposes of the fixed charge coverage ratio financial covenant (the “FCCR Covenant”) for the first fiscal quarter of 2022, with the definition of the FCCR Covenant also being amended to account for cash tax refunds received in any future period and certain capital expenditures constituting "Expansion Capital Expenditures" being excluded from the calculation thereof;
•decrease the minimum liquidity required for purposes of the minimum liquidity covenant and provide for the testing of such minimum liquidity covenant at all times;
•make certain amendments to the Credit Facility to (i) provide that certain additional capital expenditures shall constitute "Expansion Capital Expenditures" and (ii) provide that "Expansion Capital Expenditures" shall be permitted for all periods on or prior to the last day of the fiscal quarter of the Company ending on or about October 2, 2022, so long as (1) there is no default or event of default, (2) on a pro forma basis, Liquidity shall exceed a certain amount and (3) such "Expansion Capital Expenditures" do not exceed certain agreed amounts in each fiscal quarter (with carryforward of unused amounts to the immediately succeeding fiscal quarter), and, for all periods thereafter, so long as (1) there is no default or event of default, (2) on a pro forma basis, Liquidity shall exceed a certain amount and (3) on a pro forma basis, lease adjusted leverage ratio shall not exceed 5.00x;
•increase the pricing under the Credit Facility for (a) the period from the Third Amendment Effective Date through the first interest determination date occurring after the last day of the fiscal quarter of the Company ending on or about April 17, 2022 to LIBOR (subject to a 1.00% floor) plus 6.00% and (b) periods thereafter to LIBOR (to which a 1.00% LIBOR floor shall apply) plus 6.50%;
•provide that the previously agreed utilization fee of 0.75% per annum of the daily outstanding principal amount of term loans, revolving loans, swingline loans and letter of credit obligations under the Credit Facility shall be owing solely in respect of the period commencing on February 25, 2021 and ending on the Third Amendment Effective Date, with all such amounts payable on the Third Amendment Effective Date;
•reduce the aggregate revolving commitment to $75,000,000 on the last day of the fiscal quarter of the Company ending on or about April 17, 2022;
•amend the anti-cash hoarding provision to require revolver repayments (but with no associated permanent reduction in the revolving commitment) to the extent that the Company’s consolidated cash on hand exceeds $30,000,000 at any time;
•revise the requirement that the annual audited financial statements be delivered without a "going concern qualification" to permit such a qualification solely relating to (i) any impending debt maturity (whether under the Credit Facility or otherwise) or (ii) any actual or prospective inability to satisfy a financial maintenance covenant; and
•make certain amendments to the Credit Facility to address LIBOR transition matters.

The description above is a summary of the Third Amendment and is qualified in its entirety by the complete text of the agreement, which is incorporated herein by reference. In conjunction with the Third Amendment, the Company paid certain customary amendment fees to the lenders under the Credit Facility totaling approximately $0.8 million, which will be capitalized as deferred loan fees and amortized over the remaining term of the Credit Facility.
7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short term nature or maturity of the instruments.
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of October 3, 2021 and December 27, 2020 (in thousands):

	October 3, 2021	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$5,999	$5,999	$—	$—
Total assets measured at fair value	$5,999	$5,999	$—	$—

	December 27, 2020	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,740	$6,740	$—	$—
Total assets measured at fair value	$6,740	$6,740	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
The Company has measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement. See footnote 5 Other Charges of this Quarterly Report on Form 10-Q for additional detail.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of October 3, 2021, the carrying value of the liability under the Company's Credit Facility approximated fair value. As of December 27, 2020, the carrying value and fair value of the Credit Facility were $169.8 million and $172.6 million. The interest rate on the Credit Facility represents a level 2 fair value input.
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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2021 and 2020 refer to the twelve and forty weeks ended October 3, 2021 and October 4, 2020, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 531 locations in North America. As of October 3, 2021, the Company owned 430 restaurants located in 38 states. The Company also had 101 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
COVID-19 Impact
The COVID-19 pandemic continues to create unprecedented challenges for our industry including government mandated restrictions, changing consumer behavior, labor and supply chain challenges, and wide spread inflationary costs. Even as government restrictions were lifted, and dining rooms returned to full capacity, the surge in the Delta variant continued to highlight the critical importance of providing a safe environment for our Team Members and Guests.
In response to these COVID-19 challenges, the Company limited dining hours and seating capacity in order to preserve the consistent quality experience our Guests expect from us. Our disciplined Guest focus is delivered through our Total Guest Experience hospitality model ("TGX"), off-premises enhancements, and our management labor model.
Our ability to attract and retain Team Members has become more challenging in the current competitive job market. Staffing is our number one priority; we have supported our staffing efforts through technology enhancements to the application and hiring process, improving our wage policies, holding national hiring days, and deploying internal and external resources to augment recruiting, hiring, and training efforts. The challenges in hiring and retention and global supply chain disruptions have affected many of our vendor partners, resulting in intermittent product and distribution shortages.
We remain focused on proactively addressing these industry challenges, while delivering a great Guest experience and continuing to prioritize the satisfaction and retention of our Team Members.

Financial and Operational Highlights
The following summarizes the operational and financial highlights during the twelve weeks ended October 3, 2021:
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the twelve weeks ended October 4, 2020	$197.0
Increase in comparable restaurant revenue	67.0
Increase from non-comparable restaurants	6.2
Total increase	73.2
Restaurant Revenue for the twelve weeks ended October 3, 2021	$270.2
The following summarizes the operational and financial highlights during the forty weeks ended October 3, 2021:
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the forty weeks ended October 4, 2020	$658.6
Increase in comparable restaurant revenue	200.6
Decrease from non-comparable restaurants	1.8
Total increase	202.4
Restaurant Revenue for the forty weeks ended October 3, 2021	$861.0
Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Twelve weeks ended		2021 compared to 2020	Twelve Weeks Ended	2021 compared to 2019(1)
	October 3, 2021	October 4, 2020	Increase/(Decrease)	October 6, 2019(1)	Increase/(Decrease)
Restaurant revenue (millions)	$270.2	$197.0	37.2%	$289.9	(6.8)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)	(Basis Points)
Cost of sales	23.2%	23.4%	(20)	23.8%	(60)
Labor	36.9%	37.7%	(80)	36.2%	70
Other operating	19.0%	19.1%	(10)	15.3%	370
Occupancy	8.3%	11.2%	(290)	8.6%	(30)
Total	87.5%	91.4%	(390)	83.9%	360
(1) Presented for improved comparability to pre-COVID-19 operations.

	Forty weeks ended		2021 compared to 2020	Forty Weeks Ended	2021 compared to 2019(1)
	October 3, 2021	October 4, 2020	Increase/(Decrease)	October 6, 2019(1)	Increase/(Decrease)
Restaurant revenue (millions)	$861.0	$658.6	30.7%	$992.8	(13.3)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)	(Basis Points)
Cost of sales	22.5%	23.6%	(110)	23.7%	(120)
Labor	36.0%	38.8%	(280)	35.7%	30
Other operating	18.1%	18.9%	(80)	14.4%	370
Occupancy	8.6%	11.6%	(300)	8.6%	—
Total	85.3%	92.9%	(760)	82.4%	280
(1) Presented for improved comparability to pre-COVID-19 operations.

The following table summarizes Net loss, loss per diluted share, and adjusted loss per diluted share for the twelve and forty weeks ended October 3, 2021 and October 4, 2020;

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Net loss as reported	$(14,980)	$(6,179)	$(28,689)	$(236,738)

Loss per share - diluted:
Net loss as reported	$(0.95)	$(0.40)	$(1.83)	$(16.98)
Restaurant closure costs	0.07	0.26	0.34	0.93
Asset impairment	—	—	0.09	1.49
Litigation contingencies	0.01	—	0.08	0.32
COVID-19 related costs	0.02	0.03	0.07	0.09
Board and stockholder matter costs	—	—	0.01	0.18
Severance and executive transition	—	—	—	0.06
Goodwill impairment	—	—	—	6.84
Income tax effect	(0.03)	(0.08)	(0.16)	(2.57)
Adjusted loss per share - diluted	$(0.88)	$(0.19)	$(1.40)	$(9.64)

Weighted average shares outstanding
Basic	15,709	15,540	15,647	13,945
Diluted	15,709	15,540	15,647	13,945

We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP.
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Company-owned:
Beginning of period	430	450	443	454
Closed during the period	—	(6)	(13)	(10)
End of period	430	444	430	444
Franchised:
Beginning of period	101	102	103	102
Opened during the period	—	1	—	1
Closed during the period	—	—	(2)	—
End of period	101	103	101	103
Total number of restaurants	531	547	531	547
________________________________________________________

The following table presents total Company-owned and franchised restaurants by state or province as of October 3, 2021:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	2
Alaska	—	3
Alabama	4	—
Arizona	18	1
California	59	—
Colorado	22	—
Connecticut	—	3
Delaware	—	5
Florida	19	—
Georgia	6	—
Iowa	5	—
Idaho	8	—
Illinois	22	—
Indiana	13	—
Kansas	—	4
Kentucky	4	—
Louisiana	2	—
Massachusetts	4	2
Maryland	13	—
Maine	2	—
Michigan	—	20
Minnesota	4	—
Missouri	8	3
Montana	—	2
North Carolina	17	—
Nebraska	4	—
New Hampshire	3	—
New Jersey	12	1
New Mexico	3	—
Nevada	6	—
New York	14	—
Ohio	18	2
Oklahoma	5	—
Oregon	15	5
Pennsylvania	11	21
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	11	—
Texas	20	9
Utah	1	6
Virginia	20	—
Washington	38	—
Wisconsin	11	—

Province:
British Columbia	—	12
Total	430	101

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

	Twelve Weeks Ended			Forty Weeks Ended
	October 3, 2021	October 4, 2020	October 6, 2019(1)	October 3, 2021	October 4, 2020	October 6, 2019(1)
Revenues:
Restaurant revenue	98.1%	98.3%	98.5%	98.0%	98.6%	98.1%
Franchise and other revenues	1.9%	1.7%	1.5%	2.0%	1.4%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.2%	23.4%	23.8%	22.5%	23.6%	23.7%
Labor	36.9%	37.7%	36.2%	36.0%	38.8%	35.7%
Other operating	19.0%	19.1%	15.3%	18.1%	18.9%	14.4%
Occupancy	8.3%	11.2%	8.6%	8.6%	11.6%	8.6%
Total restaurant operating costs	87.5%	91.4%	83.9%	85.3%	92.9%	82.4%
Depreciation and amortization	6.9%	9.6%	7.2%	7.3%	10.2%	7.0%
General and administrative expenses	6.4%	7.6%	6.5%	6.6%	8.4%	7.0%
Selling expenses	4.6%	3.0%	6.0%	3.6%	4.0%	4.8%
Pre-opening and acquisition costs	0.2%	—%	—%	0.1%	—%	—%
Other charges	0.6%	2.2%	(0.6)%	1.1%	20.7%	1.7%
Loss from operations	(4.4)%	(12.3)%	(1.8)%	(2.2)%	(35.0)%	(1.4)%

Interest expense, net and other	1.0%	1.1%	0.6%	1.1%	1.1%	0.7%
Loss before income taxes	(5.4)%	(13.4)%	(2.4)%	(3.3)%	(36.1)%	(2.2)%
Income tax benefit	0.0%	(10.3)%	(1.8)%	—%	(0.6)%	(2.1)%
Net loss	(5.4)%	(3.1)%	(0.6)%	(3.3)%	(35.5)%	—%
___________________________________
(1) Presented for improved comparability to pre-COVID-19 operations.
Certain percentage amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
Restaurant revenue	$270,202	$197,009	37.2%	$861,036	$658,587	30.7%
Franchise royalties, fees and other revenue	5,242	3,469	51.1%	17,658	9,078	94.5%
Total revenues	$275,444	$200,478	37.4%	$878,694	$667,665	31.6%
Average weekly net sales volumes in Company-owned restaurants	$52,599	$39,418	33.4%	$50,324	$38,352	31.2%
Total operating weeks	5,137	4,998	2.8%	17,110	17,172	(0.4)%
Net sales per square foot	$101	$75	33.6%	$322	$247	30.4%
Restaurant revenue for the twelve weeks ended October 3, 2021, which comprises primarily food and beverage sales, increased $73.2 million, or 37.2%, as compared to the twelve weeks ended October 4, 2020. The increase was due to a $67.0 million, or 34.3%, increase in comparable restaurant revenue, and a $6.2 million increase primarily from reopened restaurants that were temporarily closed during third quarter 2020. The comparable restaurant revenue increase was driven by a 22.5% increase in Guest count and a 11.8% increase in average Guest check. The increase in average Guest check resulted from a 3.5% increase in pricing and a 8.4% increase in menu mix, partially offset by a 0.1% decrease from higher discounting. The increase in menu mix was primarily driven by higher sales of beverages and our limited time menu offerings. Off-premises sales comprised 30.8% of total food and beverage sales during third quarter 2021, compared to 40.7% in the same period in 2020.
Restaurant revenue for the forty weeks ended October 3, 2021, increased $202.4 million or 30.7%, as compared to the forty weeks ended October 4, 2020. The increase was due to a $200.6 million, or 31.5%, increase in comparable restaurant revenue and a $1.8 million increase primarily from reopened restaurants that were temporarily closed during 2020. The comparable restaurant revenue increase was driven by a 21.1% increase in Guest counts and a 10.5% increase in average Guest check. The increase in average Guest check resulted from a 3.5% increase in pricing and a 6.6% increase in menu mix, and a 0.4% increase from lower discounting. The increase in menu mix was primarily driven by higher sales of beverages, appetizers, and limited time menu offerings.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues are comprised of Company-owned restaurants that have operated five full quarters as of the end of the period presented. Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic were not included in the comparable base for the twelve and forty weeks ended October 3, 2021 or October 4, 2020. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period, the average square footage of our restaurants, as well as the impact of changing capacity limitations in response to COVID-19 levels in a given locality. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue increased $1.8 million for the twelve weeks ended October 3, 2021 compared to the twelve weeks ended October 4, 2020, due to improved comparable franchise sales performance during the third fiscal quarter of 2021.
Franchise and other revenue increased $8.6 million for the forty weeks ended October 3, 2021 compared to the forty weeks ended October 4, 2020, due to improved comparable franchise sales performance, charging and collecting royalty payments and advertising contributions from our franchisees during the third fiscal quarter of 2021. During 2020, the Company had temporarily abated franchisee royalty and advertising contribution payments in mid-March, and resumed collection during the latter half of the second fiscal quarter of 2020, and increased gift card breakage.

Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
Cost of sales	$62,671	$46,037	36.1%	$193,754	$155,243	24.8%
As a percent of restaurant revenue	23.2%	23.4%	(0.2)%	22.5%	23.6%	(1.1)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 20 basis points for the twelve weeks ended October 3, 2021 as compared to the same period in 2020. The decrease was primarily driven by pricing, favorable mix shifts, lower waste, and higher rebates, partially offset by commodity inflation.
Cost of sales as a percentage of restaurant revenue decreased 110 basis points for the forty weeks ended October 3, 2021 as compared to the same period in 2020. The decrease was primarily driven by pricing, favorable mix shifts, and rebates.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
Labor	$99,725	$74,344	34.1%	$310,333	$255,652	21.4%
As a percent of restaurant revenue	36.9%	37.7%	(0.8)%	36.0%	38.8%	(2.8)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 3, 2021, labor as a percentage of restaurant revenue decreased 80 basis points compared to the same period in 2020. The decrease was primarily driven by industry staffing shortages and sales leverage, partially offset by higher wage rates, staffing costs and increased restaurant management compensation costs in 2021.
$3.1 million of transitory labor and other operating costs were incurred due to staffing challenges, including hiring and training costs, temporarily outsourced janitorial costs, one time bonuses, and overtime pay.
For the forty weeks ended October 3, 2021, labor as a percentage of restaurant revenue decreased 280 basis points compared to the same period in 2020. The decrease was primarily driven by staffing shortages, and sales leverage, partially offset by higher wage rates, staffing costs and increased restaurant management compensation costs in 2021.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
Other operating	$51,462	$37,631	36.8%	$156,102	$124,585	25.3%
As a percent of restaurant revenue	19.0%	19.1%	(0.1)%	18.1%	18.9%	(0.8)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended October 3, 2021, other operating costs as a percentage of restaurant revenue decreased 10 basis points as compared to the same period in 2020. The decrease was primarily driven by sales leverage and lower utilities, and lower supplies due to lower off-premises sales mix, partially offset by increased hiring advertisement costs and janitorial and maintenance expenses.
For the forty weeks ended October 3, 2021, other operating costs as a percentage of restaurant revenue decreased 80 basis points as compared to the same period in 2020. The decrease was primarily driven by sales leverage and lower utilities and supplies due to lower off-premises sales mix, partially offset by increased hiring costs.

Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
Occupancy	$22,519	$22,099	1.9%	$74,233	$76,514	(3.0)%
As a percent of restaurant revenue	8.3%	11.2%	(2.9)%	8.6%	11.6%	(3.0)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs incurred prior to opening our new restaurants are included in pre-opening costs. For the twelve weeks ended October 3, 2021, occupancy costs as a percentage of restaurant revenue decreased 290 basis points compared to the same period in 2020 primarily driven by sales leverage and restructured leases.
For the forty weeks ended October 3, 2021, occupancy costs as a percentage of restaurant revenue decreased 300 basis points compared to the same period in 2020 primarily driven by sales leverage, savings from permanently closed restaurants and restructured leases.
Our fixed rents for the twelve weeks ended October 3, 2021 and October 4, 2020 were $15.8 million and $14.7 million, an increase of $1.1 million due to recognizing ongoing fixed rents of Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic in Closed restaurant expense (a component of Other Charges) in 2020, compared to Occupancy in 2021.
Our fixed rents for the forty weeks ended October 3, 2021 and October 4, 2020 were $52.8 million and $51.0 million, an increase of $1.8 million due to recognizing ongoing fixed rents of Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic in Closed restaurant expense (a component of Other Charges) in 2020, compared to Occupancy in 2021, partially offset by a net decrease in store count resulting from 13 locations permanently closed during the period.
Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
Depreciation and amortization	$18,881	$19,173	(1.5)%	$63,984	$68,053	(6.0)%
As a percent of total revenues	6.9%	9.6%	(2.7)%	7.3%	10.2%	(2.9)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended October 3, 2021, depreciation and amortization expense as a percentage of revenue decreased 270 basis points over the same period in 2020. For the forty weeks ended October 3, 2021, depreciation and amortization expense as a percentage of revenue decreased 290 basis points over the same period in 2020. The decreases are primarily due to net closed Company-owned restaurants, and sales leverage.
General, and Administrative expenses

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
General, and administrative expenses	$17,691	$15,190	16.5%	$57,664	$56,054	2.9%
As a percent of total revenues	6.4%	7.6%	(1.2)%	6.6%	8.4%	(1.8)%
General, and administrative costs include all corporate and administrative functions, excluding Selling expenses discussed below. Components of this category include our restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
General, and administrative expenses in the twelve weeks ended October 3, 2021 increased $2.5 million, or 16.5%, as compared to the same period in 2020. The increase in general and administrative expenses in 2021 was primarily driven by merit increases and lapping temporary salary reductions in 2020, increased travel costs, and higher professional services spend.

General, and administrative expenses in the forty weeks ended October 3, 2021 increased $1.6 million, or 2.9%, as compared to the same period in 2020. The increase in general and administrative expenses in 2021 was primarily driven by higher Team Member benefit costs, merit increases and lapping temporary salary reductions in 2020, partially offset by decreased travel costs and other corporate costs.
Selling expenses

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
Selling expenses	$12,652	$6,094	*	$31,635	$26,429	19.7%
As a percent of total revenues	4.6%	3.0%	1.6%	3.6%	4.0%	(0.4)%
Selling expenses include all marketing and advertising costs associated with the Company's marketing strategy.
Selling expenses in the twelve weeks ended October 3, 2021 increased $6.6 million, as compared to the same period in 2020. The increase in selling expenses in 2021 was primarily driven by the return of marketing spend closer to a more normalized level in 2021.
Selling expenses in the forty weeks ended October 3, 2021 increased $5.2 million, or 19.7%, as compared to the same period in 2020. The increase in selling expenses in 2021 was primarily driven by the return of marketing spend closer to a more normalized level in 2021.
* Percentage increases and decreases over 100 percent were not considered meaningful.
Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 3, 2021	October 4, 2020	Percent Change	October 3, 2021	October 4, 2020	Percent Change
Pre-opening costs	$418	$89	*	$792	$245	*
As a percent of total revenues	0.2%	—%	0.2%	0.1%	—%	0.1%
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
We incurred pre-opening costs during the twelve and forty weeks ended October 3, 2021 and October 4, 2020 related to the rollout of Donatos®. The Company completed the rollout of 38 restaurants during the twelve weeks ended October 3, 2021, and expects to continue its roll out of Donatos® to approximately 40 restaurants in the fourth quarter of fiscal year 2021.
Interest Expense, Net and Other
Interest expense, net and other was $2.9 million for the twelve weeks ended October 3, 2021, an increase of $0.6 million, or 26.1%, compared to the same period in 2020. The increase was primarily related to a higher weighted average interest rate for the quarter due to increased rates associated with the Second Amendment, partially offset by a lower average outstanding debt balance compared to the same period in 2020. Our weighted average interest rate was 6.8% for the twelve weeks ended October 3, 2021 as compared to 5.0% for the same period in 2020.
Interest expense, net and other was $10.0 million for the forty weeks ended October 3, 2021, an increase of $2.4 million, or 31.6%, from the same period in 2020. The increase was primarily related to a higher weighted average interest rate for the period as well as the partial write off of approximately $1.2 million of deferred financing charges related to the modification of our revolver in conjunction with the execution of the Second Amendment on February 25, 2021, partially offset by a lower average outstanding debt balance compared to the same period in 2020. Our weighted average interest rate was 6.6% for the forty weeks ended October 3, 2021 as compared to 4.5% for the same period in 2020.

Provision for Income Taxes
The effective tax rate for the twelve weeks ended October 3, 2021 was a 0.2% benefit, compared to a 77.0% benefit for the twelve weeks ended October 4, 2020. The effective tax benefit for the forty weeks ended October 3, 2021 was 1.1%, compared to a 1.8% benefit for the forty weeks ended October 4, 2020. The decrease in tax benefit for the twelve and forty weeks ended October 3, 2021 is primarily due to the change in full valuation allowance recognition.
The Company has filed federal and state cash tax refund claims totaling approximately $16 million during 2021 from net operating loss carrybacks. While we expect to receive a portion of the refunds in 2021, due to government delays in processing these claims we do not expect to receive the majority until 2022.
Liquidity and Capital Resources
Cash and cash equivalents increased $1.6 million to $17.8 million as of October 3, 2021, from $16.1 million at the beginning of the fiscal year. As the Company continues to recover from the COVID-19 pandemic and generates operating cash flow, the Company is using available cash flow from operations to pay down debt, maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of October 3, 2021, the Company had approximately $75.2 million in liquidity, including the impact of a $30 million capacity reduction on our revolving line of credit pursuant to the Second Amendment, including cash on hand and available borrowing capacity.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 3, 2021	October 4, 2020
Net cash provided by (used in) operating activities	$37,617	$(22,401)
Net cash used in investing activities	(19,967)	(14,131)
Net cash (used in) provided by financing activities	(16,037)	34,020
Effect of exchange rate changes on cash	28	(166)
Net change in cash and cash equivalents	$1,641	$(2,678)
Operating Cash Flows
Net cash flows provided by (used in) operating activities increased $61.0 million to $37.6 million for the forty weeks ended October 3, 2021. The changes in net cash provided by (used in) operating activities are primarily attributable to a $103.3 million increase in profit from operations (defined as the change in operating margins from comparable and non-comparable restaurants), lower accounts receivable and higher accounts payable balances due to the timing of operational receipts and payments, as well as other changes in working capital as presented in the Condensed Consolidated Statements of Cash Flows.
Investing Cash Flows
Net cash flows used in investing activities increased $5.8 million to $20.0 million for the forty weeks ended October 3, 2021, as compared to $14.1 million for the same period in 2020. The increase is primarily due to increased spend on Donatos® associated with adding 38 restaurants in the third fiscal quarter.

The following table lists the components of our capital expenditures, net of currency translation, for the forty weeks ended October 3, 2021 and October 4, 2020 (in thousands):

	Forty Weeks Ended
	October 3, 2021	October 4, 2020
Donatos® expansion	$7,687	$—
Restaurant improvement capital and other	6,467	8,433
Investment in technology infrastructure and other	5,355	6,437
New restaurants and restaurant refreshes	478	—
Total capital expenditures	$19,987	$14,870
Financing Cash Flows
Net cash flows used in financing activities increased $51.0 million to $16.0 million for the forty weeks ended October 3, 2021, as compared to net cash flows provided by financing activities of $34.0 million in the same period in 2020. The decrease is due to a $28.9 million decrease in proceeds from the issuance of common stock, net of issuance costs, and a $24.7 million increase in net repayments made on long-term debt, partially offset by a decrease in cash used for debt issuance costs, and a decrease in cash used to repurchase the Company's common stock due to the temporary suspension of the Company's share repurchase program beginning in 2020.
Credit Facility
As of October 3, 2021, the Company had outstanding borrowings under the Credit Facility of $156.3 million, of which $9.7 million was classified as current, in addition to amounts issued under letters of credit of $8.6 million. Amounts issued under letters of credit reduce the amount available under the Credit Facility but are not recorded as debt. As of October 3, 2021, the Company had $57.4 million of available borrowing capacity under its Credit Facility, including the impact of a $30 million capacity reduction on our revolving line of credit pursuant to the Second Amendment. Net payments during the forty weeks ended October 3, 2021 totaled $14.3 million, and net draws during the same period in 2020 totaled $9.2 million. We have made net repayments on our Credit Facility of $50.5 million since December 29, 2019.
As discussed in Footnote 6, Borrowings, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, In response to the continued uncertainty around the impact of industry labor and supply chain challenges, as well as the COVID-19 Delta variant, the Company amended its current Credit Facility on November 9, 2021 to obtain additional flexibility to continue to implement our business strategy. The Company anticipates refinancing its Credit Facility in 2022.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments. As discussed in Footnote 6, Borrowings, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we entered into the Third Amendment on November 9, 2021, which waives compliance with the Leverage Ratio Covenant for the third fiscal quarter of 2021, and provides for adjustments during fourth fiscal quarter of 2021, and the first, second, and third fiscal quarters of 2022. Additionally, the Third Amendment provides for adjustments to the calculation of the FCCR Covenant when it becomes applicable in the first fiscal quarter of 2022. See Footnote 6, Borrowings for additional details.
As of October 3, 2021, the Company is in compliance with all applicable covenants applicable to our Credit Facility, as amended. Due to an anticipated delay in the timing of receipt of cash tax refunds, during the third fiscal quarter and in addition to the Third Amendment, the Company obtained a waiver from our lenders, waiving the application of our FCCR Covenant for the third and fourth fiscal quarters of 2021.
Debt Outstanding
Total debt outstanding decreased $13.4 million to $157.2 million at October 3, 2021, from $170.6 million at December 27, 2020, primarily due to net payments of $14.3 million on the Credit Facility, offset by accruing utilization fees on the Credit Facility during the forty weeks ended October 3, 2021.

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
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through October 3, 2021, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of October 3, 2021, we had $68.4 million of availability under the current share repurchase program.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 18, 2021, except for lease obligations as a result of contractual rent concessions negotiated by the Company during the fiscal quarter ended October 3, 2021. See the maturity of lease liabilities table in Note 3, Leases, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "continue," and similar expressions. Forward-looking statements may relate to, among other things: (i) our ability to re-finance our Credit Facility in 2022, (ii) anticipated impacts of litigation, including employment-related claims, on our financial position and results of operations, (iii) anticipated impacts of COVID-19 on our business, our financial position and results of operations, (iv) expectations regarding our ability to attract and retain Team Members, (v) our business focus and strategy, (vi) expectations regarding claims for tax refunds, (vii) our ability to maintain our working capital position, (viii) our ability to use our Credit Facility to satisfy our working capital deficit, short-term liquidity requirements and capital expenditures, (ix) anticipated impacts of inflation, and (x) availability of food and supplies meeting our specifications from alternate sources.g.
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
•our ability to recruit staff, train, and retain our workforce for service execution;
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
•changes in the cost and availability of key food products and distribution, restaurant equipment, construction materials, labor, and energy, including the existence of alternate suppliers and the availability of supplies meeting our specification;
•general economic conditions, including changes in consumer disposable income, weather conditions, and related events in regions where our restaurants are operated;
•the adequacy of cash flows and the cost and availability of capital or Credit Facility borrowings, including our ability to refinance our Credit Facility, on terms we expect or at all
•government delays in processing tax refund claims
•the level and impacts of inflation;
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. During the quarter ended October 3, 2021, we had an average of $154.7 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in a pre-tax interest expense fluctuation of $1.5 million on an annualized basis.
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
For further information related to our litigation contingencies, see Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 (“Annual Report”) filed with the SEC on March 3, 2021. Except as set forth below, there have been no material changes to the Company’s risk factors since the Annual Report.

We are supplementing the risk factors disclosed in our Annual Report as follows:

We are susceptible to the impacts of labor shortages, which have and may continue to negatively impact our financial condition and results of operations.

Our ability to provide the experience our Guests expect and desire depends on our ability to continue attracting and retaining a sufficient number of qualified management and operating Team Members. Labor shortages in our industry and in the broader economy have disrupted, and may further disrupt, our ability to maintain adequate staffing levels at our restaurants. Increasing competition in the market for Team Members may increase our labor costs, including by requiring us to take additional measures to ensure that our compensation and benefits for Team Members remain competitive within the restaurant industry and and with other industries that compete with us for workers, which could materially increase our expenses. During the third quarter of 2021 we took, and we may continue to take, certain measures to limit the impact of staffing shortages on the Guest experience. These measures included limiting operating hours and dine-in services at some of our restaurants. If labor shortages continue or worsen, we may be required to take similar or additional measures at a larger number of our restaurants. If we are not successful in implementing these measures, or if these measures are insufficient to mitigate the impacts of any labor shortages, our Guest experience may be negatively impacted, leading to a decline in traffic and sales, which may impact our financial condition and results of operations.

Additionally, in the third quarter of 2021, many of our vendor partners have experienced challenges in hiring and retention, which together with global supply chain disruptions have contributed to intermittent product and distribution shortages. We may be unable to mitigate the impacts of such disruptions by locating vendors who can provide us with supplies that meet our timing, quality, and cost requirements and expectations, or at all, particularly in the event of widespread supply chain disruptions. Sustained supply shortages have and could continue to adversely affect our revenue and profits.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve and forty weeks ended October 3, 2021, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during the third fiscal quarter of 2021. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Second Amendment prohibiting us from repurchasing additional shares until the first fiscal quarter of 2022 at the earliest and not until we deliver a covenant compliance certificate demonstrating a lease adjusted leverage ratio less than or equal to 5.00:1.00.

ITEM 6.    Exhibits

Exhibit Number	Description

(10.1)
Third Amendment to Credit Agreement, dated as of November 9, 2021, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the Guarantors, the Lenders party thereto and Wells Fargo Bank, National Association, as administration agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 10, 2021.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 3, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 3, 2021 and December 27, 2020; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve and forty weeks ended October 3, 2021 and October 4, 2020; (iii) Condensed Consolidated Statements of Stockholders' Equity at October 3, 2021 and October 4, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 3, 2021 and October 4, 2020; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 10, 2021	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)