Form 10-K
period 2021-12-26
RED ROBIN GOURMET BURGERS INC
filed 2022-03-10
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021

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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The Nasdaq Global Select Market) was $484.3 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 15,747,615 shares of common stock outstanding as of March 8, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2022 annual meeting of stockholders, which will be filed within 120 days of December 26, 2021 (the "2022 Proxy Statement").

i

RED ROBIN GOURMET BURGERS, INC.

i

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
As of the end of our fiscal year on December 26, 2021, there were 531 Red Robin restaurants, of which 430 were Company-owned and 101 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchise and Licensing Arrangements" for additional information about our franchise program. As of December 26, 2021, there were Red Robin restaurants in 44 states and one Canadian province.
The Company operates its business as one operating and one reportable segment. Financial information for our operating segment is included in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. We refer to our fiscal years as 2021, 2020, and 2019 throughout this Annual Report on Form 10-K. Our fiscal years, fiscal year end dates, and the number of weeks in each period are summarized in the table below:

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2021	December 26, 2021	52
2020	December 27, 2020	52
2019	December 29, 2019	52
Upcoming Fiscal Year:
2022	December 25, 2022	52
2023	December 31, 2023	53
Business Strategy
Our long-term business strategy was developed using Guest and Team Member insights to align our efforts with our unique brand position in the industry. Our Guests are every-day people seeking connection with friends and family across a diverse, and multi-generational demographic with a large majority falling into the Gen X, Millennial, and Centennial generations. We believe our broad demographic appeal and distinct Red Robin brand equities position us well for future growth.
While the COVID-19 pandemic brought forth complex challenges, it also enabled us to intensely focus on improving our operating and financial model. The material improvements made to our business will enable us to execute our business strategy in an even stronger position. Our business strategy focuses on the following pillars;

•People: Be the Employer of Choice in the Industry. We champion a culture of diversity and inclusion where our people are developed, recognized and celebrated – and can always “come as they are.” We empower the people who make Red Robin possible and offer a compelling Team Member value proposition.

•Food: Deliver a Variety of Gourmet Burgers and Mainstream Favorites that Guests Love. We offer a wide variety of gourmet burgers, with a creative take on traditional. We understand our Guests’ preferences and provide high-quality burgers with sustainable alternatives, including the ImpossibleTM burger and our Veggie burger. We also offer other mainstream favorites, like shareable pizza, wings, milkshakes, and beer. We continue to focus on meaningful menu innovation that is compelling to Guests and easy for our Operations teams to execute.

•Guest Experience: Create Relevant, Personalized and Memorable Guest Experiences. We leverage our Total Guest Experience ("TGX") hospitality model to deliver fun and playful service that is tailored and customized to our Guests’ time and occasion, while delivering exceptional value through our commitment to bottomless steak fries® and drinks. We employ both off-premises and restaurant technology enhancements to present our Guest with a seamless and frictionless experience.

•Foundation: Execute Profitable Growth Platforms. Essential to our business model and related capital allocation, we have developed several platforms designed to drive consistent and profitable growth. We are continuing to invest in these platforms that include our digital ecosystem and Donatos®, and support growing multiple channels of business including dine-in, off-premises and catering. We are also in the early stages of reestablishing our new restaurant development program.

The Red Robin vision is to be the restaurant brand that our communities trust most…YUMMM®!
Restaurant Concept
The Red Robin brand has many desirable attributes, including a range of high-quality menu items, a strong Guest-focused culture, and a strong value proposition, where our Guests experience memorable moments of connection with family, friends, and fun.
We pride ourselves on our Gourmet Burgers and other mainstream favorites served in a casual, playful atmosphere. Our menu features our signature product, a line of Gourmet Burgers made from premium quality, fresh ground beef. To complement our best-selling Gourmet Burgers, we offer an everyday-value line of Red's Tavern Double® burgers, and Red Robin's Finest line made with premium toppings. We also offer burgers made with other proteins including chicken breasts (grilled or fried), turkey patties, as well as a proprietary vegetarian patty and the Impossible™ plant-based burger patty. We offer a selection of buns, including gluten free, sesame, brioche, and lettuce wraps, with a variety of toppings, including house-made sauces, crispy onion straws, sautéed mushrooms, several cheese choices, and a fried egg. All of our burgers are served with our all-you-can-eat Bottomless Steak Fries® or Guests may choose from other side options. We specialize in customizing our menu items to meet our Guests' dietary needs and preferences and have received recognition from experts in the allergen community. In addition to burgers, which accounted for 58% of food sales in 2021, Red Robin serves an array of other mainstream favorites that appeal to our Guests. These items include a variety of shareable foods like Donatos® pizza, wings, salads, other entrees, and desserts. We also offer a range of single-serve and shareable desserts as well as our milkshakes. Our beverages include signature alcoholic and non-alcoholic specialty drinks, cocktails, wine, and a variety of national and craft beers.
We strive to give our Guests the choice of the pace of their experience based on their occasion, from accommodating time-pressured meals to offering a place to relax and connect with family and friends. Red Robin also has an extraordinary approach to Guest service, and we have cataloged thousands of stories of Red Robin Team Members who live our values. Many examples can be found on our website, www.redrobin.com. Note that our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
We also strive to provide our Guests with exceptional dining value and the ability to customize their experience. In 2021, we had an average check per Guest of $14.46 including beverages. Average Guest check increased compared to 2020 when the COVID-19 pandemic restricted indoor dining resulting in a higher off-premise sales mix. We believe our price-to-value relationship, featuring our innovative array of quality burgers, served with bottomless fries, differentiates us from our casual dining competitors and allows us to appeal to a broad base of middle income, multi-generational consumers.
Ongoing Commitment to Sustainability
Red Robin's Better for Being Here mentality represents our commitment as the Company matures its approach to sustainability. Red Robin is a company that cares; we have always strived to make the world a better place for our Team Members, our community, and our planet. We are beginning to undertake a more formal and robust sustainability journey with meaningful goals and a commitment to align with the industry, and are informed by experts including the Sustainability Accounting Standards Board (the "SASB").
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
As part of our human capital management strategy, we focus on the following areas:
Our Team Members
As of December 26, 2021, we had 22,483 Team Members consisting of 22,045 Team Members at Company-owned restaurants and 438 restaurant support center and field-based Team Members. We focus on General Manager tenure in restaurants and its positive link to Guest traffic, overall Guest satisfaction, and Team Member turnover trends. Our General Manager turnover during 2021 was 27.6%, and 67.2% of General Managers have been managing their current restaurant for a year or more. None of our Team Members are covered by a collective bargaining agreement.
Competitive Compensation and Benefits
We support our Team Members by offering market-competitive wages and benefits for eligible Team Members. We pay competitive, prevailing wages, and our only positions paid below minimum wage at the restaurant level are our tipped Team Members who are paid at the state tip credit rate or state minimum wage rate. All other positions are paid at or above minimum wage, and we ensure tipped positions make more than minimum wage when including tips. Our benefits programs include medical and other insurance, employee assistance programs, shift meals, Red Robin meal discounts, paid time off, 401(k) with employer match, an employee stock purchase plan, and equity-based awards for eligible restaurant support center and operations Team Members, generally, at the director level and above.
Our compensation and performance evaluation systems are carefully designed to maintain pay equity by focusing pay decisions on experience and performance to ensure the Company retains a highly productive workforce to operate our business while providing a high level of service to our Guests.
Health and Safety
We operate with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind, as well as federal, state and local regulatory requirements. We have traditionally been a leader in health and safety and have implemented new practices during the COVID-19 pandemic consistent with that leadership position.
In response to the COVID-19 pandemic, we have provided personal protective equipment for our restaurant Team Members. We also provided COVID-19 testing coverage for our restaurant Team Members through our benefit plans before it was required.
During the COVID-19 pandemic, we immediately instituted telecommuting policies at the restaurant support center to support working from home. As a result of the success of that approach, we have implemented a dispersed workforce policy that permits many of our Restaurant Support Center Team Members to continue working remotely and we expect that to continue on a go-forward basis. For on-site critical, Company leadership, and those who desire to work in a shared location, we have optimized our office footprint to meet the needs of that population.
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
We are progressing with an initiative with the assistance of a diversity consultant to identify areas of opportunity for expanded diversity and inclusion practices in our Company and to support the development and execution of a comprehensive long-term diversity, equity, and inclusion strategy for Red Robin. In late 2021, Directors and above in Operations and Restaurant Support Center leadership positions completed unconscious bias training. We intend to provide similar training to our restaurant General Managers in 2022.
Restaurant Management
Our typical restaurant management team consists of a general manager, an assistant general manager, one to two associate managers, and additional shift supervisors depending on restaurant sales volumes. With our restaurant management restructuring completed in 2020, we have been able to fluctuate supervision needs more easily to better adjust to sales volumes in our restaurants. This improves our ability to manage effectively by placing more management and supervision in the restaurants during peak times. In 2021, we accelerated hiring of associate managers to reflect improving sales volumes, and to support operationally challenged restaurants. Our restaurant management restructuring also expanded our talent pipeline with additional capacity for entry-level restaurant managers. This provides a structured and clear career path for our Team Members and allows us to broaden our external candidate pool beyond individuals with full service dining experience.

The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and coaching of Team Members, as well as operating results. Our typical restaurant employs approximately 47 Team Members, most of whom work part-time on an hourly basis.
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
These learning and development practices at the restaurants support our talent pipeline to develop and promote our restaurant management Team Members from within.
Team Member Engagement
We regularly collect feedback to better understand and improve Team Member experience and identify opportunities to strengthen our culture. We welcome open, candid feedback to ensure Team Members feel heard and engaged and to better support the values important to each of our Team Members. We accomplish this through a variety of programs and forums, including town halls, virtual open forums, and one-on-one coaching, wellness and engagement meetings, and Team Member Voice surveys. In addition to these structured programs and forums, we maintain an open-door policy at all levels of the Company. Our Company remains committed to offering Team Members numerous opportunities to have their voices heard because we believe our Team Members are our most valuable resource.
In late 2021, we began exploring the need to update and enhance our Team Member value proposition. This includes a multi-channel discovery process where we have sought feedback from prior Team Members as well as current Team Members in our restaurants and the Restaurant Support Center. Conducted through a variety of survey and interview techniques, we have developed a growing body of data to inform the evolution of our Team Member value proposition.
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
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements that may include fixed price contracts that can vary in term or formula-based pricing agreements that can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in 2021, ground beef represented approximately 16%, potatoes represented approximately 12%, and poultry represented approximately 11%. We monitor the market for the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily cheese, bacon and ground beef, have historically been subject to market price fluctuations. As a result of the COVID-19 pandemic, we have experienced and expect to continue to experience distribution disruptions, commodity cost inflation, and certain food and supply shortages. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities; however, it may not be possible for us to enter into fixed-price purchase commitments for certain commodities, or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain.

As of December 26, 2021, approximately 65% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2022.
Restaurant Development, Remodels, and Donatos®
In 2020, Red Robin reestablished a new restaurant development program as part of its long-term growth strategy which includes opportunities to execute sustainable growth initiatives that deliver value to our stockholders. We have made considerable progress establishing the foundation of our program during the pandemic, including refining our new restaurant prototype design, identifying target markets to prudently add new restaurants and reengaging our broker network to assist in identifying new restaurant sites. Target markets were selected based on brand affinity, operational and financial performance, marketing efficiency, availability of incremental sites, and expected financial returns. Specific site selection criteria is focused on identifying markets, trade areas, and specific sites that are likely to yield the greatest density of desirable demographic characteristics, retail traffic, and visibility.
In the fourth quarter of 2021, we opened one corporate restaurant in a high volume market. This restaurant utilizes our new prototype configuration with design enhancements to improve dine in, off-premises, and curbside execution, and an optimized kitchen layout that enhances efficiency. The Company is expecting to pursue modest new restaurant growth based on an ongoing track record of successful restaurant openings that meet our financial criteria, beginning in 2023.
During the pandemic, we suspended restaurant refreshes and remodels at our existing locations. Starting in 2022, we are resuming this program to keep our restaurants relevant and well-maintained.
In 2020, we announced our partnership with Donatos®, a high-quality pizza brand "nested" inside of Red Robin restaurants. Through this partnership, our restaurants will prepare and serve Donatos® branded pizzas to our dine in and off-premises Guests. Pursuant to a licensing arrangement, we will pay royalties on sales of Donatos® pizza products to Donatos®. As of December 26, 2021, we have introduced Donatos® pizzas to 198 restaurants. We plan to introduce Donatos® to approximately 50 restaurants in 2022 and expect to complete our rollout to approximately 400 Company-owned restaurants during 2023.
Restaurant Franchise and Licensing Arrangements
As of December 26, 2021, our franchisees operated 101 restaurants in 16 states and British Columbia, Canada. Our two largest franchisees own 43 restaurants located in Eastern and Central Pennsylvania, Michigan and Ohio. We anticipate that our franchisees will open one new restaurant in 2022.
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
Digital Ecosystem
During 2021, the Company has significantly advanced its digital strategy by completing a number of enhancements which together create an integrated and seamless digital ecosystem for our Guests.
In the fourth quarter of 2021, we launched mobile applications on both iOS and Android platforms. These applications are designed to generate higher order conversion compared to the legacy online experience, and offer superior suggested upsell capabilities on top of a more convenient user experience.
During the fourth quarter of 2021, we also introduced improved and more relevant digital experiences to drive incremental frequency from existing Guests, new Guest traffic and Guest checks. These improvements include the launch of a new and improved website, and the integration of a new loyalty platform, giving us new segmentation capabilities to connect with our Guests more meaningfully, through personalized messaging based on their purchase history. This has allowed us to maintain high levels of engagement with the over 10 million members of our Red Robin Royalty program.
These enhancements of our digital Guest experiences were "soft-launched" in the fourth quarter of 2021, and will receive marketing support in early 2022 to drive awareness and trials of the new applications and website ordering experience. These enhancements are iterative, and we expect to continue making ongoing innovations and improvements to Red Robin's digital ecosystem following the initial launch for years to come.
Information Technology

We rely on information systems in all aspects of our operations, including, but not limited to, point-of-sale transaction processing in our restaurants, digital experiences, operation of our restaurants, labor management, management of our inventories, collection of cash, payment of payroll and other obligations, and various other processes and procedures.
Our restaurant support center and Company-owned restaurants are enabled with information technology and decision support systems. In our restaurants, these systems are designed to provide operational tools for sales, inventory, and labor management. This technology includes industry-specific, off-the-shelf systems such as tools designed to optimize food, beverage, and labor costs. These systems are integrated with our point-of-sale systems to provide daily, weekly, and period-to-date reporting that is important for Managers to run an efficient and high-performing restaurant. We also use technology to interact with our Guests via our digital ecosystem, inclusive of our website, mobile Apps, loyalty platform, online ordering site, and Guest feedback systems, which provide actionable insights on Guest service, food quality, and atmosphere of each restaurant.
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
In 2020, we invested in infrastructure that modernized and upgraded the capacity of our restaurant systems, stabilized the hand-held point-of-sale devices system wide to prepare for the launch of our new Total Guest Experience service model, and continued work on new, Guest facing digital experiences that support in-restaurant and off-premise dining. In 2021, we implemented the first phase of our digital transformation which included a new and improved ordering site, custom mobile Apps (iOS and Android), and a new integrated Loyalty Platform. We plan to continue our investments in building innovative digital experiences for our Guests and to improve our ability to manage our technology infrastructure through investments in infrastructure, automation, and advanced monitoring through a Cloud first approach.
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
Marketing and Advertising
We build brand equity and awareness through a media strategy with tailored content by channel and target. We leverage digital media (including search, website, digital display, over-the-top, online video, and social media), email, SMS, and public relations initiatives. These programs are funded primarily through cooperative creative development and national media advertising funds. In addition, we supplement national media with targeted local media across offline and online channels.
In recent years, we have undertaken significant market research initiatives to gain a deep understanding of our Guests, our brand promise, and what we must do to deliver that promise. Additionally, we gain feedback and perceptions in order to inform our business decisions. Among other things, we use a Guest satisfaction tool in all restaurants that provides feedback from Guests on their experiences. Restaurant managers use this information to help identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our performance relative to peers and test potential business drivers among both current and potential Guests. We leverage our over ten million member Red Robin RoyaltyTM database to gain insights and track the frequency and purchase behavior of our Guests.
Our "All the Fulls" brand campaign, highlights our craveable food, distinctive positioning and emotional connection with Guests. We will also continue marketing support for our growing off-premise business which includes carryout, catering, and delivery. In 2021, we have maintained our focus on digital marketing, which has proven effective in reaching our core Guests where and how they consume media, in the most cost effective way. This digital marketing strategy has led to increased Guest engagement with our brand.

Executive Officers
The following table sets forth information about our executive officers:

Name	Age	Position
Paul Murphy	67	President, Chief Executive Officer, and Member of the Board of Directors
Jonathan Muhtar	50	Executive Vice President and Chief Concept Officer
Lynn S. Schweinfurth	54	Executive Vice President, Chief Financial Officer, and Interim Chief Accounting Officer
Michael Buchmeier	58	Senior Vice President and Chief Operating Officer
Michael L. Kaplan	53	Executive Vice President and Chief Legal Officer
Darla Morse	59	Executive Vice President and Chief Information Officer
Wayne Davis	59	Senior Vice President and Chief People Officer
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
Lynn S. Schweinfurth. Ms. Schweinfurth joined Red Robin as Executive Vice President and Chief Financial Officer in January 2019. She is also currently serving as our interim Chief Accounting Officer beginning in February 2022. Ms. Schweinfurth previously served as Vice President, Chief Financial Officer and Treasurer of Fiesta Restaurant Group since 2012 and was appointed Senior Vice President of Fiesta Restaurant Group in February 2015. From 2010 to 2012, she served as Vice President of Finance and Treasurer of Winn-Dixie Stores, Inc. Ms. Schweinfurth was Chief Financial Officer of Lone Star Steakhouse and Texas Land & Cattle from 2009 to 2010. She was Vice President, Finance, at Brinker International, Inc. from 2004 to 2009. Prior to 2004, Ms. Schweinfurth served in various corporate finance positions at Yum Brands, Inc. and PepsiCo, Inc.
Michael Buchmeier. Mr. Buchmeier serves as Red Robin's Senior Vice President and Chief Operating Officer since November 2021, and previously served as our Senior Vice President and Chief People Officer since August 2019, and as the Company's interim Chief Operating Officer, beginning January 2020. Prior to his appointment to the Senior Vice President and Chief People Officer position, Mr. Buchmeier served as the Company's interim Chief People Officer from April 2019 to August 2020. He previously served in restaurant operations and various leadership roles for the Company from April 2018 to April 2019, including Vice President, Operations Standards and Talent Optimization from August 2018 to April 2019, Vice President of Operations from January 2018 to August 2018, Vice President, Operations Excellence from October 2016 to January 2018, and Director, New Restaurant Operations from August 2012 to October 2016.
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
Darla Morse.    Ms. Morse joined Red Robin as Executive Vice President and Chief Information Officer in March 2021. Prior to joining the Company, she served as Chief Information Officer at CKE Restaurants Holdings from April 2019 to April 2021, Chief Information Officer at Inspire Brands from April 2016 to April 2019, and Chief Information Officer at Seaworld from April 2010 to April 2016.

Wayne Davis.    Mr. Davis joined Red Robin as Senior Vice President and Chief People Officer in November 2021. Prior to joining the Company he served as Senior Vice President of International Human Resources at Comcast from June 2009 to January 2021, and Vice President of Human Resources at YRC Worldwide from June 2005 to June 2009.
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
Seasonality
Our business is subject to seasonal fluctuations. Prior to the onset of the COVID-19 pandemic, sales in most of our restaurants have been higher during the summer months and winter holiday season due to factors including our retail-oriented locations and family appeal. As a result, our quarterly operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may vary.
Trademarks
We have a number of registered trademarks and service marks, including the Red Robin®, Red Robin Gourmet Burgers®, "YUMMM®", Red Robin Gourmet Burgers and Brews®, and Red Robin Royalty® and logos. We have registered for these marks, among others, with the United States Patent and Trademark Office, and we have applied to register various trademarks in certain other international jurisdictions. Pursuant to our licensing arrangement with Donatos®, we license the right to use the Donatos® trademark.
In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe our trademarks, service marks, and other intellectual property rights have significant value and are important to our brand building efforts and the marketing of our restaurant concept.
Government Regulation
In response to the COVID-19 pandemic, federal, state, and local governments have issued and revised a significant amount of regulations affecting our business, with requirements often changing without much advance notice. Regulations relating to the vaccination and COVID-19 testing of Guests and Team Members, Guest spacing within dining rooms and other social distancing practices, sanitation practices, isolation and quarantine periods for Team Members, paid sick leave, and mask mandates for Guests and Team Members have materially affected the way we operate our business and serve our Guests.
We are also subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content, and menu labeling. Our collection or use of personal information about Guests or our Team Members is regulated at the federal and state levels, including the California Consumer Privacy Act.
Our restaurants are subject to various licensing requirements and other regulations by state, and local health, safety, fire, and other authorities, including licensing requirements, regulations for the sale of alcoholic beverages and food, and public health related indoor capacity restrictions. To date, we have been able to obtain and maintain all necessary licenses, permits, and approvals. The development and construction of new restaurants is also subject to compliance with applicable zoning, land use, and environmental regulations. We are also subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants and our brand to provide full and equal access to persons with physical disabilities.
We are also subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our Team Members and can significantly impact our operating costs. These laws govern minimum wage requirements, overtime pay, tip credits, paid leave, meal and rest breaks, unemployment tax rates, health care and other benefits, workers' compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct.

Available Information
We maintain a link to investor relations information on our website, ir.redrobin.com, where we make available, free of charge, our Securities and Exchange Commission ("SEC") filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC's website at www.sec.gov. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected or anticipated growth, including in Guest traffic and revenue, planned improvements in operational efficiencies, gross margins, and expense management and enhancements to our restaurant environments and Guest engagement, including the anticipated impacts of innovations, improvements and enhanced marketing support for certain aspects of our business; (ii) our expectations about pricing strategy and average check size; (iii) our expectations of the competitiveness of the labor market and our ability to hire, train, and retain Team Members; (iv) anticipated capital investments including in our digital ecosystem, information technology systems, our restaurant development program, and the anticipated related benefits; (v) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs; (vi) anticipated legislation and other regulation of our business; (vii) anticipated continued investments in our partnership with Donatos®; (viii) our expectations about anticipated uses of, and risks associated with future cash flows, liquidity, future capital expenditures and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; and (x) our expectations regarding demand and business recovery, consumer preferences, and consumer discretionary spending; (xi) our expectations regarding the implementation and anticipated benefits of our diversity and inclusion initiatives; (xii) anticipated impacts of COVID-19, measures we have and may continue to take in response to the COVID-19 pandemic including remote working arrangements, and any pandemic mitigation measures imposed by governments; (xiii) the seasonality of our business; (xiv) our expectations and other statements regarding interest rates, commodity prices and the other risks discussed under Risk Factors below.
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
•the impact of federal, state, and local COVID-19 regulation or requirements, including capacity restrictions;
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
We have experienced and continue to experience the impacts of labor shortages and significant labor cost inflation, which have and may continue to negatively impact our financial condition and results of operations.
Our ability to provide the experience our Guests expect and desire depends on our ability to continue attracting and retaining a sufficient number of qualified management and operating Team Members. Labor shortages in our industry and in the broader economy have disrupted, and may further disrupt, our ability to maintain adequate staffing levels at our restaurants. Increasing competition in the market for Team Members may increase our labor costs, including by requiring us to take additional measures to ensure that our compensation and benefits for Team Members remain competitive within the restaurant industry and with other industries that compete with us for workers, which could materially increase our expenses. During 2021 we took, and we may continue to take, certain measures to limit the impact of staffing shortages on the Guest experience. These measures included limiting operating hours and dine-in services at some of our restaurants. If labor shortages continue or worsen, we may be required to take similar or additional measures at a larger number of our restaurants. If we are not successful in implementing these measures, or if these measures are insufficient to mitigate the impacts of any labor shortages, our Guest experience may be negatively impacted, leading to a decline in traffic and sales, which may impact our financial condition and results of operations.
Additionally, in 2021, many of our vendor partners experienced challenges in hiring and retention, which together with global supply chain disruptions have contributed to intermittent product and distribution shortages. We may be unable to mitigate the impacts of such disruptions by locating vendors who can provide us with supplies that meet our timing, quality, and cost requirements and expectations, or at all, particularly in the event of widespread supply chain disruptions. Sustained supply shortages have and could continue to adversely affect our revenue and our costs.
We believe it is becoming increasing likely that the United States federal government will seek to significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit altogether) and require significantly more mandated benefits than what is currently required under federal law. Should this happen, other state and local jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other Team Members who, in recognition of their tenure, performance, job responsibilities, and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction, and services in order to offset their increasing labor costs.

While we try to offset labor cost increases through price increases, more efficient purchasing practices, productivity improvements, greater economies of scale and by offering a variety of health plans to our Team Members, there can be no assurance that these efforts will be successful. If we are unable to anticipate and offset increased labor costs, our financial performance could be materially adversely affected.

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
We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of sale systems, financial systems, marketing programs, employee engagement, supply chain management, cyber-security, and various other processes and transactions. This reliance has grown since the onset of the COVID-19 pandemic as we have had to rely to a greater extent on systems such as online ordering, contactless payments, online reservations, systems supporting a remote workforce. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties. These systems and services may be insufficient to effectively manage and run our business. These systems and our business needs will continue to evolve and require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital.
We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our information technology systems and prevent cyber-attacks, system failures or data or information loss. Cyber-attacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state supported actors now engage in attacks. We may be subject to a variety of evolving threats, including but not limited to social engineering, such as phishing, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions and large-scale, complex automated attacks that can evade detection for long periods of time. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Any breach of our or our service providers' networks, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales and consumers, fines, lawsuits, government enforcement actions (for example, investigations, fines, penalties, audits and inspections) or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, such as those implemented in response to the COVID-19 pandemic, present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyber-attacks. Our software or information technology systems, or that of third parties upon who we rely to operate our business, may have material vulnerabilities and, despite our efforts to identify and remediate these vulnerabilities, our efforts may not be successful or we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. It may be expensive and time-consuming to remediate material vulnerabilities, and our operations, reputation, sales and financial performance may be adversely impacted if we are not able to successfully and promptly remediate such vulnerabilities. Further, like other companies in the restaurant industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing attacks, and other attempts to breach or gain unauthorized access to, our systems. For example, in 2021, a remote code execution vulnerability in Apache log4j was identified as affecting large amounts of systems worldwide, and one of our third party software service providers was impacted and suffered a ransomware attack as a result. We completed investigation of this incident and concluded that they resulted in no material adverse impact to us. However, despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system, or those of third parties with which we do business, could result in theft or unauthorized disclosure of our proprietary or confidential information or a breach of confidential customer, supplier or employee information. Such events could impair our ability to conduct our operations or cause disruptions to our supply chain, which could have an adverse impact on revenue and harm our reputation. Additionally, such an event could expose us to regulatory sanctions or penalties, lawsuits or other legal action or cause us to incur legal liabilities and costs, which could be significant, in order to address and remediate the effects of an attack and related security concerns. The insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If these systems suffer severe damage, disruption or shutdown and our business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on information technology systems and personal information collection for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors, and consumers. Any interruption in information technology systems may impede our ability to engage in digital commerce and result in lost revenues, damage to our reputation, and loss of users.
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
As of December 26, 2021, 393 of our 430 Company-owned restaurants are located on leased premises. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.
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
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, potential imposition of tariffs on imports from other countries, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2021, approximately 65% of our estimated 2022 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through 2021. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. Although the majority of our commodities are sourced domestically, changes in trade policy and tariffs could negatively impact our commodity costs. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
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
As of December 26, 2021, a total of 170 or 39.5% of our 430 Company-owned restaurants, representing 48% of restaurant revenues, were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, Utah, and Washington state). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the Western United States, as well as regional differences in the legal, regulatory, and litigation environment, could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
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
During fiscal 2021, the price of our common stock fluctuated between $15.20 and $41.14 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry, and the COVID-19 pandemic. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company's operating performance. The price of our common stock may continue to be volatile, based on factors specific to our Company and industry, as well as factors related to the equity markets overall. Moreover, such volatility has recently and may continue to attract the interest of activist stockholders. Responding to activist stockholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.
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
Our restaurant support center is located in Greenwood Village, Colorado. As a result of the COVID-19 pandemic, we have implemented a dispersed workforce policy that permits many of our Restaurant Support Center Team Members to continue working remotely and we expect that to continue on a go-forward basis. For on-site critical, Company leadership, and those who desire to work in a shared location, we have optimized our office footprint to meet the needs of that population. We occupy this facility under a lease that expires on May 31, 2025. We operate a test kitchen and training facility located in Englewood, Colorado under a lease that expires May 31, 2025.
Our existing prototype for new Red Robin restaurants is approximately 5,100 square feet with a capacity of approximately 200 seats. We develop restaurants under ground leases on which we build our own restaurants in addition to converting existing buildings on standalone, in-line, end cap, and mall locations. As of December 26, 2021, our restaurant locations comprised approximately 2.7 million square feet.
ITEM 3.    Legal Proceedings
For information regarding contingencies related to litigation, please see Footnote 12. Commitments and Contingencies included within Item 8. Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for the period ended December 26, 2021, the contents of which are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Global Select Market under the symbol RRGB. As of March 8, 2022, there were 92 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2021, 2020 or 2019. We currently anticipate we will retain any future cash flow to pay down debt, maintain existing restaurants and infrastructure, and execute on our long-term business strategy. Our credit facility has certain limitations on paying dividends or making repurchases of our shares, and we are subject to certain covenant ratios, including a leverage ratio under our credit agreement.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal year ended December 26, 2021, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during 2021. Our ability to repurchase shares is limited to certain conditions set forth by our lenders in the credit facility.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders' return on Common Stock of the Company since the end of its fiscal year 2015, with the cumulative total return over the same period for (i) The Russell 3000 Index, and (ii) the S&P 600 Restaurants.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 24, 2016, the last trading day in the Company's 2016 fiscal year, in the Company's Common Stock and in each of the indices.
This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN(1)
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and S&P 600 Restaurants Index

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$USD
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
RRGB
Russell 3000
S&P 600 Restaurants

	Fiscal Years Ended
	December 25, 2016	December 31, 2017	December 30, 2018	December 29, 2019	December 27, 2020	December 26, 2021
Red Robin Gourmet Burgers, Inc. (RRGB)	$100.00	$99.91	$47.33	$54.97	$35.61	$30.40
The Russell 3000 Index	100.00	119.86	112.59	149.16	178.27	224.41
S&P 600 Restaurants(2)	$100.00	$105.05	$115.04	$129.10	$167.49	$162.41
———————————————————
(1)    Represents performance of $100 invested on December 25, 2016 in stock or index, including reinvestment of dividends based on calendar years ending December 31 for purposes of comparability.
(2)    The S&P 600 Restaurants includes companies such as Bloomin' Brands Inc., Brinker International, Inc., Chuy's Holdings Inc., Dine Brands Global, Inc., Fiesta Restaurant Group, Inc., and The Cheesecake Factory Incorporated.
ITEM 6.    Reserved

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. All comparisons under this heading between 2021 and 2020 refer to the fifty-two weeks ended December 26, 2021 and December 27, 2020, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our" or the "Company"), primarily operates, franchises, and develops casual dining restaurants with 531 locations in North America. As of December 26, 2021, the Company operated 430 Company-owned restaurants located in 38 states. The Company also had 101 franchised restaurants in 16 states and one Canadian province as of December 26, 2021. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five to six years. Both 2021 and 2020 refer to 52 week fiscal years.
Fiscal Year 2021 Accomplishments
Despite the continued challenges of the COVID-19 pandemic, and associated staffing and supply chain headwinds, we made significant progress on executing our strategic business model during fiscal year 2021. Our accomplishments in 2021 include the following:
•Sustained off-premises sales of more than double pre-pandemic levels, with off-premises sales mix of 31.4% for the fourth quarter of 2021, compared to approximately 14.0% in the fourth quarter of 2019. Off-premises sales comprised $84.7 million, $85.1 million and $36.7 million of comparable restaurant revenue for the fourth quarters of 2021, 2020 and 2019, respectively;
•Continued Donatos® roll-out to 120 Company-owned restaurants, bringing the total number of restaurants with Donatos® to 198 restaurants as of December 26, 2021. Restaurants that have been serving Donatos® pizza prior to 2021 are continuing to benefit from growing incremental sales beyond their first year as operations mature and brand affinity grows, with comparable restaurant revenue up 6.5% compared to 2019 in restaurants without supply chain issues;
•At the end of 2021, we were 93% staffed at the salaried manager positions, and 96% staffed in the General Manager role;
•Launched integrated and seamless digital ecosystem for our Guests, including mobile applications on both iOS and Android platforms, an improved and more relevant digital Guest experience consisting of a new and improved website, and the integration of a new loyalty program; and,
•Completed our lease renegotiation and restructuring initiative that we began in 2020 as a result of the COVID-19 pandemic, resulting in 3% to 4% occupancy savings over remaining lease terms on restructured leases.
COVID-19 Impact
The COVID-19 pandemic continues to create unprecedented challenges for our industry including government mandated restrictions, changing consumer behavior, labor and supply chain challenges, and wide spread inflationary costs. Even as government restrictions were lifted, and dining rooms returned to full capacity, the surge in the Delta and Omicron variants continued to highlight the critical importance of providing a safe environment for our Team Members and Guests.
In response to these COVID-19 challenges, the Company limited dining hours and seating capacity in order to preserve the consistent quality experience our Guests expect from us. Our disciplined Guest focus is delivered through our TGX hospitality model, off-premises enhancements, and our management labor model.
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
Financial and Operational Highlights
The following summarizes the financial and operational highlights during the fifty-two weeks ended December 26, 2021:
Restaurant revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant revenue for the fifty-two weeks ended December 27, 2020	$854.1
Increase in comparable(1) restaurant revenue	276.6
Increase in non-comparable restaurant revenue	7.0
Total increase	283.6
Restaurant revenue for the fifty-two weeks ended December 26, 2021	$1,137.7
(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the end of the period presented.
Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Fifty-two weeks ended		2021 compared to 2020
(Dollars in millions)	December 26, 2021	December 27, 2020	Increase/(Decrease)
Restaurant revenue	$1,137.7	$854.1	33.2%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	22.9%	23.2%	(30)
Labor	36.0	39.0	(300)
Other operating	18.3	19.3	(100)
Occupancy	8.5	11.7	(320)
Total	85.7%	93.2%	(750)

The following table summarizes Net loss, loss per diluted share, and adjusted loss per diluted share (a non-GAAP measure) for the fifty-two weeks ended December 26, 2021 and December 27, 2020;

	Fifty-two Weeks Ended
(Dollars and shares in thousands, except per share amounts)	December 26, 2021	December 27, 2020
Net loss as reported	$(50,002)	$(276,068)

Loss per share - diluted:
Net loss as reported	$(3.19)	$(19.29)
Restaurant closure costs	0.40	1.39
Asset impairment	0.45	1.88
Litigation contingencies	0.08	0.45
COVID-19 related costs	0.08	0.13
Board and stockholder matter costs	0.01	0.17
Goodwill impairment	—	6.67
Severance costs	—	0.06
Income tax effect	(0.26)	(2.79)
Adjusted loss per share - diluted	$(2.43)	$(11.33)

Weighted average shares outstanding
Basic	15,660	14,314
Diluted	15,660	14,314
We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted loss per diluted share excludes the effects of goodwill impairment, asset impairment, litigation contingencies, board and stockholder matters costs, restaurant closure costs, severance and executive transition costs, executive retention costs, COVID-19 related costs, and related income tax effects. Other companies may define adjusted net loss per share differently, and as a result our measure of adjusted loss per share may not be directly comparable to those of other companies. Adjusted loss per share should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.
Restaurant Data
    The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Fifty-two Weeks Ended
	December 26, 2021	December 27, 2020
Company-owned:
Beginning of period	443	454
Opened during the period	1	—
Closed during the period	(14)	(11)
End of period	430	443
Franchised:
Beginning of period	103	102
Opened during the period	—	1
Closed during the period	(2)	—
End of period	101	103
Total number of restaurants	531	546
———————————————————

The following table presents total Company-owned and franchised restaurants by state or province as of December 26, 2021:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	2
Alaska	—	3
Alabama	4	—
Arizona	17	1
California	59	—
Colorado	22	—
Connecticut	—	3
Delaware	—	5
Florida	19	—
Georgia	6	—
Iowa	5	—
Idaho	8	—
Illinois	22	—
Indiana	13	—
Kansas	—	4
Kentucky	4	—
Louisiana	2	—
Massachusetts	4	2
Maryland	13	—
Maine	2	—
Michigan	—	20
Minnesota	4	—
Missouri	8	3
Montana	—	2
North Carolina	17	—
Nebraska	4	—
New Hampshire	3	—
New Jersey	12	1
New Mexico	3	—
Nevada	6	—
New York	14	—
Ohio	18	2
Oklahoma	5	—
Oregon	15	5
Pennsylvania	11	21
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	11	—
Texas	20	9
Utah	1	6
Virginia	20	—
Washington	39	—
Wisconsin	11	—

Province:
British Columbia	—	12
Total	430	101
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

	Year Ended
	2021	2020
Revenues:
Restaurant revenue	97.9%	98.3%
Franchise revenue	1.5	1.0
Other revenue	0.6	0.7
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs(1) (exclusive of depreciation and amortization shown separately below):
Cost of sales	22.9%	23.2%
Labor	36.0	39.0
Other operating	18.3	19.3
Occupancy	8.5	11.7
Total restaurant operating costs	85.7	93.2
Depreciation and amortization	7.2	10.1
Selling, general and administrative expenses	10.6	12.3
Pre-opening and acquisition costs	0.1	—
Other charges	1.4	17.7
Loss from operations	(3.2)%	(31.7)%
Other expense (income):
Interest expense	1.2%	1.2%
Interest (income) and other, net	(0.1)	(0.2)
Total other expenses	1.2	1.0
Loss before income taxes	(4.3)	(32.6)
Income tax benefit	0.0	(0.9)
Net loss	(4.3)%	(31.8)%
———————————————————
(1) Expressed as a percentage of restaurant revenue

Revenues

	Year Ended
(Revenues in thousands)	2021	2020	Percent Change
Restaurant revenue	$1,137,733	$854,136	33.2%
Franchise revenue	17,236	8,853	94.7%
Other revenue	7,109	5,726	24.2%
Total revenues	$1,162,078	$868,715	33.8%
Average weekly net sales per Company-owned restaurants	$51,116	$38,381
Total operating weeks	22,258	22,254	—%
Net sales per square foot	$425	$320	32.8%
Restaurant revenue, which comprises primarily food and beverage sales, increased $283.6 million in 2021, or 33.2%, as compared to 2020. The increase was due to a $276.6 million, or 33.5%, increase in comparable restaurant revenue due to the COVID-19 pandemic and a $7.0 million increase primarily from reopened restaurants that were temporarily closed during 2020. The comparable restaurant revenue increase was driven by a 22.3% increase in Guest count and an 11.2% increase in average Guest check. The increase in average Guest check comprised a 6.7% increase in menu mix, and a 3.7% increase in pricing and a 0.8% increase from lower discounting. The increase in menu mix was primarily driven by higher sales of beverages, appetizers, and limited time menu offerings with higher dine-in sales volumes.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base based on operating five full fiscal quarters as of the end of each period presented. Temporarily closed Company-owned restaurants due to the COVID-19 pandemic were not included in the comparable base for the fiscal years ended December 26, 2021 and December 27, 2020. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period, the average square footage of our restaurants, as well as the impact of changing capacity limitations in response to COVID-19 levels in a given locality. Net sales per square foot represents the total of restaurant revenue for Company-owned restaurants included in the comparable base divided by the total adjusted square feet of Company-owned restaurants included in the comparable base.
Franchise revenue primarily comprises royalty income and advertising fund contributions. Franchise revenue increased $8.4 million, or 94.7%, in 2021 compared to 2020 primarily due to improved comparable franchise sales performance, and charging and collecting royalty payments and advertising contributions from our franchisees during 2021. During 2020, the Company had temporarily abated franchisee royalty and advertising contribution payments in mid-March, and resumed collection during the latter half of the second fiscal quarter of 2020.
Other revenue is primarily comprised of gift card breakage, which represents the value associated with the portion of gift cards sold that are unlikely to be redeemed, and licensing royalties. During 2021 and 2020, we recognized $5.4 million and $4.5 million of gift card breakage.
Cost of Sales

(In thousands, except percentages)	2021	2020	Percent Change
Cost of sales	$260,896	$198,487	31.4%
As a percent of restaurant revenue	22.9%	23.2%	(0.3)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales channel mix and volume. Cost of sales as a percentage of restaurant revenue decreased 30 basis points in 2021 as compared to 2020. The decrease was primarily driven by pricing and favorable mix shifts, partially offset by commodity inflation.

Labor

(In thousands, except percentages)	2021	2020	Percent Change
Labor	$409,901	$332,827	23.2%
As a percent of restaurant revenue	36.0%	39.0%	(3.0)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue decreased 300 basis points in 2021 as compared to 2020. The decrease was primarily driven by staffing shortages, and sales leverage, partially offset by higher wage rates, staffing costs and increased restaurant management compensation costs in 2021.
Other Operating

(In thousands, except percentages)	2021	2020	Percent Change
Other operating	$207,829	$164,468	26.4%
As a percent of restaurant revenue	18.3%	19.3%	(1.0)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs including royalties paid to Donatos®. Other operating costs as a percentage of restaurant revenue decreased 100 basis points in 2021 as compared to 2020. The decrease was primarily driven by sales leverage and lower utilities and supplies, partially offset by increased third party commissions and hiring advertisement costs.
Occupancy

(In thousands, except percentages)	2021	2020	Percent Change
Occupancy	$96,484	$99,521	(3.1)%
As a percent of restaurant revenue	8.5%	11.7%	(3.2)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. In 2021, occupancy costs as a percentage of restaurant revenue decreased 320 basis points as compared to 2020 primarily driven by sales leverage, savings from permanently closed restaurants and restructured leases.
Our fixed rents in 2021 and 2020 were $68.8 million and $66.1 million, an increase of $2.7 million due to the recognition of occupancy costs in Other charges for temporarily closed Company-owned restaurants during periods of closure due to the COVID-19 pandemic in 2020, partially offset by decreases from 14 restaurants permanently closed during 2021 and 11 restaurants permanently closed during 2020.
Depreciation and Amortization

(In thousands, except percentages)	2021	2020	Percent Change
Depreciation and amortization	$83,438	$87,557	(4.7)%
As a percent of total revenues	7.2%	10.1%	(2.9)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. In 2021, depreciation and amortization expense as a percentage of revenue decreased 290 basis points as compared to 2020. The decreases are primarily due to net closed Company-owned restaurants, and sales leverage.
Selling, General, and Administrative expenses

(In thousands, except percentages)	2021	2020	Percent Change
Selling, general, and administrative expenses	$122,743	$106,822	14.9%
As a percent of total revenues	10.6%	12.3%	(1.7)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs, our restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.

Selling, general, and administrative expense increased $15.9 million, or 14.9% in 2021 as compared to 2020. The increase in selling, general, and administrative expenses in 2021 was primarily driven by the return of marketing spend closer to a more normalized level in 2021, merit increases and lapping temporary salary reductions in 2020, increased travel costs, and higher professional services spend.
Pre-opening Costs

(In thousands, except percentages)	2021	2020	Percent Change
Pre-opening costs	$1,410	$296	*
As a percent of total revenues	0.1%	*	*
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
We incurred pre-opening costs during 2021 related to the rollout of Donatos® and the costs associated with opening one new restaurant. We incurred pre-opening costs during 2020 related to the rollout of Donatos®. The Company completed the rollout of 120 restaurants during the year ended December 26, 2021, and expects to continue its roll out of Donatos® to approximately 50 restaurants in 2022 with full completion by 2024. Rollout of Donatos® requires pre-opening expense of approximately $12 thousand per restaurant.
Other Charges

(In thousands, except percentages)	2021	2020	Percent Change
Restaurant closures and refranchising costs	$6,276	$19,846	(68.4)%
Asset impairment	7,052	26,940	(73.8)%
Litigation contingencies	1,330	6,440	(79.3)%
COVID-19 related costs	1,288	1,858	(30.7)%
Board and shareholder matter costs	128	2,504	(94.9)%
Goodwill impairment	—	95,414	*
Severance and executive transition	—	881	*
Other charges	$16,074	$153,883

* Percentage increases and decreases over 100 percent were not considered meaningful.
For further information on Other charges line items, refer to Footnote 4, Other Charges, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Interest Expense and Interest Income
Interest expense in 2021 and 2020 was $14.2 million and $10.2 million, respectively. Our weighted average interest rate in 2021 and 2020 was 7.1% and 4.5%.
During the fourth quarter of 2020, we received a $49.4 million federal cash tax refund that included approximately $1.1 million of interest, recorded in the Interest income and other, net line on the consolidated statements of operation and comprehensive loss.
Income Taxes
Income tax benefit was $0.2 million in 2021, compared to an income tax benefit of $7.5 million in 2020. Our effective tax rate was a 0.3% benefit in 2021 and a 2.6% benefit in 2020. The decrease in tax benefit for the year ended December 26, 2021 is primarily due to the 2020 favorable rate impact of net operating loss ("NOL") carrybacks allowed as part of the CARES Act.
The Company had outstanding federal and state refund claims of approximately $15.8 million as of December 26, 2021. In January 2022, the Company received $2.4 million of those refund claims and expects to receive the remaining $13.4 million over the next 12-18 months due to processing delays at the IRS.

Liquidity and Capital Resources
Cash and cash equivalents increased $6.7 million to $22.8 million at December 26, 2021, from $16.1 million at the beginning of the fiscal year. As the Company continues to recover from the COVID-19 pandemic and generates operating cash flow, the Company is using available cash flow from operations to pay down debt, maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of December 26, 2021, the Company had approximately $57.7 million in liquidity, including cash on hand and available borrowing capacity under its credit facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each fiscal year presented (in thousands):

	Year Ended
	2021	2020
Net cash provided by operating activities	$47,292	$20,233
Net cash used in investing activities	(42,241)	(21,393)
Net cash provided by (used) in financing activities	1,563	(11,704)
Effect of currency translation on cash	20	(1,065)
Net increase (decrease) in cash and cash equivalents	$6,634	$(13,929)
Operating Cash Flows
Net cash flows provided by operating activities increased $27.1 million to $47.3 million in 2021 as compared to 2020. The changes in net cash provided by operating activities are primarily attributable to a $163.4 million increase in profit from operations (defined as the change in operating margins from comparable and non-comparable restaurants), lower accounts receivable and higher accounts payable balances due to the timing of operational receipts and payments, as well as other changes in working capital as presented in the Consolidated Statements of Cash Flows.
Investing Cash Flows
Net cash flows used in investing activities increased $20.8 million to $42.2 million in 2021 as compared to 2020. The increase is primarily due to adding Donatos® to 120 restaurants during 2021, as well as increased spending on restaurant improvements, and investments in technology.
The following table lists the components of our capital expenditures for each fiscal year presented (in thousands):

	Year Ended
	2021	2020
Donatos® expansion	$17,113	$2,620
Restaurant improvement capital and other	12,798	9,794
Investment in technology, infrastructure, and other	10,812	9,718
New restaurants and restaurant refreshes	1,538	—
Total capital expenditures	$42,261	$22,132
Expenditures for Donatos® expansion include expenditures for kitchen equipment, other equipment and other capital costs associated with adding Donatos® to our restaurants, Restaurant improvement capital and other consists of capital equipment for our restaurants, Investment in technology, infrastructure and other consists of capital costs related to restaurant technology assets, capital overhead, and other items, and new restaurants and restaurant refreshes primarily relates to costs associated with the re-establishment of our new restaurant development program.
Financing Cash Flows
Net cash flows provided by (used in) financing activities increased $13.3 million to $1.6 million in 2021 as compared to 2020. The increase primarily resulted from a $40.2 million increase in net draws of long-term debt, a decrease of $1.6 million for cash used to repurchase the Company's common stock due to the Company's financial covenants restricting the repurchase of common stock in 2021, and a $1.2 million decrease in cash paid for debt issuance costs in 2021 compared to 2020, partially offset by a $28.7 million decrease from net cash proceeds received from the issuance of common stock in 2020.

Prior Credit Facility
On November 9, 2021, the Company entered into the Third Amendment to the Company’s amended and restated credit facility (the "prior credit facility") to obtain additional flexibility to continue to implement our business strategy. The Third Amendment, which waived compliance with the Leverage Ratio Covenant for the third fiscal quarter of 2021, and provided for adjustments during fourth fiscal quarter of 2021, also included certain amendments to the prior credit facility to address LIBOR transition matters.
As of December 26, 2021, the Company had outstanding borrowings under the prior credit facility of $176.1 million, of which $9.7 million was classified as current, in addition to amounts issued under letters of credit of $7.9 million. Amounts issued under letters of credit reduce the amount available under the credit facility but are not recorded as debt.
As of December 26, 2021, the Company was in compliance with all covenants applicable to our credit facility, as amended.
For additional details regarding our prior credit facility, see Footnote 8, Borrowings included within the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
New Credit Facility
On March 4, 2022 the Company entered into a new Senior Secured Term Loan and Revolving Credit Facility (the "new credit facility"). The new facility references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum, or (c) one-month term SOFR plus 1.00% per annum.
We are subject to a number of customary covenants under our new credit facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant.
For additional details regarding our new credit facility, see Footnote 8, Borrowings included within the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Debt Outstanding
Total debt outstanding increased $6.3 million to $177.0 million at December 26, 2021, from $170.6 million at December 27, 2020, due to net borrowings of $6.3 million on the credit facility during 2021. As of December 26, 2021, the Company had $35 million of available borrowing capacity under its credit facility. Net borrowings during 2021 totaled $6.3 million.
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through December 26, 2021, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of December 26, 2021, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company temporarily suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. As of December 26. 2021, our ability to repurchase shares was limited to conditions set forth by our lenders in the Second Amendment to our credit facility prohibiting us from repurchasing additional shares until the first fiscal quarter of 2022 at the earliest and not until we deliver a covenant compliance certificate demonstrating a lease adjusted leverage ratio less than or equal to 5.00:1.00. The new credit facility limits our ability to repurchase shares to certain conditions set forth by our lenders in the new credit facility.

Contractual Obligations
The following table summarizes the amounts of payments due under specified contractual obligations as of December 26, 2021 (in thousands):

	Payments Due by Period
	Total	2022	2023 - 2024	2025 - 2026	Thereafter
Long-term debt obligations(1)	$189,692	$21,796	$166,769	$65	$1,062
Finance lease obligations(2)	15,021	1,716	2,508	2,628	8,169
Operating lease obligations(3)	681,318	80,361	151,524	134,435	314,998
Purchase obligations(4)	233,491	81,830	82,693	45,373	23,595
Other non-current liabilities(5)	6,244	1,408	1,833	147	2,856
Total contractual obligations	$1,125,766	$187,111	$405,327	$182,648	$350,680
———————————————————
(1) Long-term debt obligations primarily represent minimum required principal payments under our existing credit agreement as of December 26, 2021, including estimated interest of $12.4 million based on a 7% average borrowing interest rate.
(2) Finance lease obligations include interest of $3.1 million.
(3) Operating lease obligations exclude variable lease costs, such as sales based contingent rent, and include interest of $197.3 million.
(4) Purchase obligations includes the Company's share of expected system-wide fixed price commitments for food, beverage, and restaurant supply items. These amounts are estimates based on anticipated inventory needed for the Company's restaurants, and could vary due to the timing of volumes.
(5) Other non-current liabilities primarily represent the employee deferred compensation plan liability. Refer to Note 15, Employee Benefit Programs, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Financial Condition and Future Liquidity
We require capital principally to maintain, improve, and refurbish existing restaurants, support infrastructure needs, and for general operating purposes, as well as to grow the business through new restaurant construction and expansion of our restaurant base which serves Donatos®. In addition, we have and may continue to use capital to pay principal on our borrowings and repurchase our common stock as allowed by our credit agreement. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our credit facility. Based upon current levels of operations and anticipated growth, and the diminishing impacts of the COVID-19 pandemic, we expect cash flows from operations and available borrowing capacity under the credit facility will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. We and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant short-term trade credit for purchases, such as food and supplies. The addition of new restaurants and refurbishment of existing restaurants are reflected as long-term assets and not as part of working capital.
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

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment, and we might obtain different results if we use different assumptions or conditions. We have identified the following as the Company's most critical accounting policies and estimates, which are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Impairment of Long-Lived Assets - Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, right of use assets, and amortizable intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management's estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss. The amount of the impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset, which is determined using discounted cash flows.
Judgments made by management related to our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant's past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. We compared the carrying amount of each restaurant to its fair value as estimated by management. The fair value of the long-lived assets is typically determined using a discounted cash flow projection model. The discount factor is determined using external information regarding the risk-free rate of return, industry beta factors, and premium adjustments. These factors are combined with internal information such as the Company's average cost of debt and effective tax rate to determine a weighted average cost of capital which is applied to the undiscounted cash flows. In certain cases, management uses other market information such as market rent, when available, to estimate the fair value of a restaurant. The impairment charges represent the excess of each restaurant's carrying amount over its estimated fair value. During 2021, the Company determined long-lived assets at ten excess properties were impaired as a result of our cash flow analysis, and recognized non-cash impairment charges of $6.4 million primarily related to the impairment of the long-lived assets associated with excess properties. During 2020, we impaired 40 Company-owned restaurants as a result of our cash flow analysis resulting in non-cash impairment charges of $21.7 million.
Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs to the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software. During 2020, the Company impaired information technology assets totaling $5.2 million due to the COVID-19 pandemic redirecting our implementation of certain digital platforms in order to accelerate our speed to market.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on quoted prices in the active market for the license in the same or similar jurisdictions, representing a level 1 fair value measurement. During the fourth quarter of 2021, the Company performed its annual review of its indefinite lived liquor licenses that had a carrying value of $7.2 million, and recorded impairment charges of $0.5 million to indefinite-lived intangibles in 2021. No impairment charges were recorded to liquor licenses with indefinite lives in 2020, or 2019.
Recently Issued Accounting Standards
See Footnote 2, Recent Accounting Pronouncements, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for our discussion of recently issued accounting standards.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our credit facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the credit facility, if denominated in U.S. Dollars, are subject to rates based on the London Interbank Offered Rate ("LIBOR") plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) LIBOR for an Interest Period of one month plus 1%. Additionally, increased pricing is required by the Third Amendment. As of December 26, 2021, we had $176.1 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.7 million on an annualized basis.
LIBOR is set to terminate on December 31, 2021; however, the Third Amendment to our credit facility included certain amendments to the credit facility to address LIBOR transition matters. These include specifics related to benchmark replacement, which reference the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities. The Third Amendment outlines its definition of a SOFR transition event as well as new base rates and provisions to take effect upon completion of such an event. Through the end of our fiscal year ended December 26, 2021, the Company's credit facility continued to reference LIBOR. The Company refinanced its credit facility on March 4, 2022, the new facility references SOFR or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum, or (c) one-month term SOFR plus 1.00% per annum.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Commodity Price Risks
The Company's restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, potatoes, and restaurant supplies. We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, weather, seasonality, production, trade policy, and other factors. As a result of the COVID-19 pandemic, we have experienced and expect to continue to experience distribution disruptions, commodity cost inflation, and certain food and supply shortages. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities; however, it may not be possible for us to enter into fixed-price purchase commitments for certain commodities, or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain to mitigate our overall commodity risk. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $2.6 million on an annualized basis.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of December 26, 2021, approximately 65% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2022. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 26, 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the period ended December 26, 2021, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021, and the results of its operations and its cash flows for the period ended December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Long-Lived Assets – Refer to Notes 1, 4 and 9 in the Financial Statements
Critical Audit Matter Description
As of December 26, 2021, the Company had $386.3 million in property and equipment, net, $400.8 million in operating lease assets, net, and $9.7 million in finance lease assets, net. The Company assesses long-lived assets for impairment at the individual restaurant level whenever events and circumstances indicate the carrying amount of an asset group may not be recoverable. During the fiscal year ended December 26, 2021, the Company recorded an impairment of $6.4 million related to long-lived assets associated with excess properties.
Long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Expected undiscounted cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions of future revenue trends. If the sum of the discounted cash flows is less than the carrying value of the asset, an impairment loss is recognized and measured as the amount by which the carrying value exceeds the fair value of the asset.
We identified the evaluation of long-lived asset impairment for restaurant sites, leasehold improvements, other fixed assets, right of use assets, and amortizable intangible assets, as a critical audit matter because of the significant judgments made by management to estimate the undiscounted cash flows, including assumptions about expected future operating performance, and the fair value of the right of use assets. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate whether management appropriately identified and evaluated potential impairment indicators, and when evaluating the reasonableness of management’s estimates and assumptions, particularly related to undiscounted cash flows and market rent.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impairment of long-lived assets included the following, among others:
•We tested the operating effectiveness of internal controls over the Company’s assessment and evaluation of potential impairment indicators for long-lived assets and over forecasted undiscounted cash flows and market rent used in their recoverability and impairment analyses.
•We evaluated the reasonableness of the Company’s evaluation of impairment indicators by:
◦Evaluating the Company’s process for identifying qualitative and quantitative impairment indicators by location and whether the Company appropriately considered such indicators
◦Conducting a completeness assessment to determine whether additional impairment indicators were present during the period that were not identified by the Company.
•We tested the mathematical accuracy of management’s calculations and for a selection of restaurant sites, we tested the underlying source information.
•We evaluated the reasonableness of the information in the Company’s forecasted undiscounted cash flows used in their recoverability and impairment analyses, by comparing the forecasts to
◦Historical actual information
◦Internal communications between management and the Board of Directors
◦Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the Company’s forecasted undiscounted cash flows for consistency with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the market rent by developing a range of independent estimates and comparing those to the market rent used by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 10, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Red Robin Gourmet Burgers, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) as of December 27, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 27, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 27, 2020, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ KPMG LLP
We served as the Company’s auditor from 2015 to 2021.
Denver, Colorado
March 3, 2021, except as to paragraph (d) of Note 1, which is as of March 10, 2022

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 26, 2021	December 27, 2020
Assets:
Current assets:
Cash and cash equivalents	$22,750	$16,116
Accounts receivable, net	21,400	16,510
Inventories	25,219	23,802
Income tax receivable	15,824	16,662
Prepaid expenses and other current assets	16,963	13,818
Total current assets	102,156	86,908
Property and equipment, net	386,336	427,033
Operating lease assets, net	400,825	415,929
Intangible assets, net	21,292	24,714
Other assets, net	18,389	20,155
Total assets	$928,998	$974,739
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$32,510	$20,179
Accrued payroll and payroll-related liabilities	32,584	27,653
Unearned revenue	54,214	50,138
Current portion of operating lease liabilities	48,842	54,197
Current portion of long-term debt	9,692	9,692
Accrued liabilities and other current liabilities	45,458	40,695
Total current liabilities	223,300	202,554
Long-term debt	167,263	160,952
Long-term portion of operating lease liabilities	435,136	454,296
Other non-current liabilities	26,325	36,224
Total liabilities	852,024	854,026
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,722 and 15,548 shares outstanding as of December 26, 2021 and December 27, 2020	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of December 26, 2021 and December 27, 2020	—	—
Treasury stock 4,727 and 4,901 shares, at cost as of December 26, 2021 and December 27, 2020	(192,803)	(199,908)
Paid-in capital	242,560	243,407
Accumulated other comprehensive income (loss), net of tax	1	(4)
Retained earnings	27,196	77,198
Total stockholders' equity	76,974	120,713
Total liabilities and stockholders' equity	$928,998	$974,739
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Revenues:
Restaurant revenue	$1,137,733	$854,136	$1,289,521
Franchise revenue	17,236	8,853	17,497
Other revenue	7,109	5,726	7,996
Total revenues	1,162,078	868,715	1,315,014
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	260,896	198,487	303,404
Labor (includes $894, $157, and $161 of stock-based compensation)	409,901	332,827	456,778
Other operating	207,829	164,468	186,476
Occupancy	96,484	99,521	111,798
Depreciation and amortization	83,438	87,557	91,790
Selling, general, and administrative expenses (includes $5,728, $4,173, and $3,103 of stock-based compensation)	122,743	106,822	155,978
Pre-opening costs	1,410	296	319
Other charges	16,074	153,883	21,598
Total costs and expenses	1,198,775	1,143,861	1,328,141

Loss from operations	(36,697)	(275,146)	(13,127)
Other expense (income):
Interest expense	14,176	10,163	10,178
Interest (income) and other, net	(719)	(1,757)	(1,068)
Total other expenses, net	13,457	8,406	9,110
Loss before income taxes	(50,154)	(283,552)	(22,237)
Income tax benefit	(152)	(7,484)	(14,334)
Net loss	$(50,002)	$(276,068)	$(7,903)
Loss per share:
Basic	$(3.19)	$(19.29)	$(0.61)
Diluted	$(3.19)	$(19.29)	$(0.61)
Weighted average shares outstanding:
Basic	15,660	14,314	12,959
Diluted	15,660	14,314	12,959

Other comprehensive income (loss):
Foreign currency translation adjustment	$5	$(1,115)	$428
Other comprehensive income (loss), net of tax	5	(1,115)	428
Total comprehensive loss	$(49,997)	$(277,183)	$(7,475)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax
					Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance, December 30, 2018	17,851	$18	4,880	$(201,505)	$212,752	$(4,801)	$376,341	$382,805
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,642	(2,180)	—	—	462
Acquisition of treasury stock	—	—	112	(3,450)	—	—	—	(3,450)
Non-cash stock compensation	—	—	—	—	3,350	—	—	3,350
Topic 842 transition impairment, net of tax	—	—	—	—	—	—	(15,172)	(15,172)
Net loss	—	—	—	—	—	—	(7,903)	(7,903)
Other comprehensive income	—	—	—	—	—	428	—	428
Balance, December 29, 2019	17,851	18	4,928	(202,313)	213,922	(4,373)	353,266	360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(99)	4,040	(3,720)	—	—	320
Acquisition of treasury stock	—	—	72	(1,635)	—	—	—	(1,635)
Non-cash stock compensation	—	—	—	—	4,489			4,489
Issuance of common stock, $0.001 par value, net of stock issuance costs	2,598	2	—	—	28,716	—	—	28,718
Release of currency translation adjustment	—	—	—	—	—	5,484	—	5,484
Net loss	—	—	—	—	—	—	(276,068)	(276,068)
Other comprehensive loss	—	—	—	—	—	(1,115)	—	(1,115)
Balance, December 27, 2020	20,449	20	4,901	(199,908)	243,407	(4)	77,198	120,713
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(174)	7,105	(7,484)	—	—	(379)
Non-cash stock compensation	—	—	—	—	6,637			6,637
Net loss	—	—	—	—	—	—	(50,002)	(50,002)
Other comprehensive income	—	—	—	—	—	5		5
Balance, December 26, 2021	20,449	$20	4,727	$(192,803)	$242,560	$1	$27,196	$76,974
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Cash Flows From Operating Activities:
Net loss	$(50,002)	$(276,068)	$(7,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,438	87,557	91,790
Gift card breakage	(5,373)	(4,516)	(6,776)
Goodwill and asset impairments	7,052	122,354	15,094
Non-cash other charges	346	2,837	(13,621)
Deferred income tax provision (benefit)	—	51,502	(9,640)
Stock-based compensation expense	6,622	4,330	3,344
Other, net	3,103	1,052	678
Changes in operating assets and liabilities:
Accounts receivable	(4,919)	5,601	2,766
Inventories	(1,925)	2,239	161
Income tax receivable	759	(11,276)	(5,238)
Prepaid expenses and other current assets	(3,066)	7,443	(3,163)
Operating lease assets, net of liabilities	(9,293)	18,324	696
Trade accounts payable and accrued liabilities	19,449	(9,566)	(15,490)
Unearned revenue	9,449	430	5,632
Other operating assets and liabilities, net	(8,348)	17,990	(415)
Net cash provided by operating activities	47,292	20,233	57,915
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(42,261)	(22,132)	(57,309)
Proceeds from sales of real estate and property, plant, and equipment and other	20	739	279
Net cash used in investing activities	(42,241)	(21,393)	(57,030)
Cash Flows From Financing Activities:
Borrowings of long-term debt	192,500	211,000	273,500
Payments of long-term debt and capital leases	(188,845)	(247,501)	(261,063)
Purchase of treasury stock	—	(1,635)	(3,450)
Debt issuance costs	(1,714)	(2,952)	(33)
Proceeds from issuance of common stock, net of stock issuance costs	—	28,718	—
(Uses) proceeds from other financing activities, net	(378)	666	724
Net cash provided by (used in) financing activities	1,563	(11,704)	9,678
Effect of exchange rate changes on cash	20	(1,065)	913
Net change in cash and cash equivalents	6,634	(13,929)	11,476
Cash and cash equivalents, beginning of period	16,116	30,045	18,569
Cash and cash equivalents, end of period	$22,750	$16,116	$30,045

Supplemental disclosure of cash flow information
Income taxes (refund received) paid, net	$(962)	$(50,629)	$3,237
Interest paid, net of amounts capitalized	10,455	9,869	9,750
Accrued purchases of property, equipment and intangible assets	$4,655	$2,358	$3,307
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
(a) Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our", or the "Company"), primarily operates, franchises, and develops casual dining restaurants in North America. As of December 26, 2021, the Company owned and operated 430 restaurants located in 38 states. The Company also had 101 casual dining restaurants operated by franchisees in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
(b) Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Red Robin and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. Year-end dates and the number of weeks in each fiscal year are shown in the table below for periods presented in the consolidated financial statements and for the upcoming fiscal year.

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2021	December 26, 2021	52
2020	December 27, 2020	52
2019	December 29, 2019	52
Upcoming Fiscal Years:
2022	December 25, 2022	52
2023	December 31, 2023	53
(c) Use of Estimates
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
(d) Immaterial Restatements
Subsequent to the issuance of the December 27, 2020 Consolidated Financial Statements, management concluded that Financing lease right of use assets, Current portion of financing lease obligations and Long-term portion of financing lease liabilities were incorrectly presented within the same financial statement line items as Operating lease right of use assets, Current portion of operating lease obligations, and Long-term portion of operating lease obligations, respectively, on the December 27, 2020 Consolidated Balance Sheet. To correct the classification of these assets and liabilities, $9.7 million of Financing lease right of use assets net was reclassified to Other assets, net, $1.1 million of the Current portion of financing lease obligations was reclassified to Accrued liabilities and other current liabilities, and $10.9 million of the Long-term portion of financing lease obligations was reclassified to Other non-current liabilities. Remaining balances in the captions pertain to Operating leases, and the financial statement line item descriptions were changed in the current year presentation to reflect this.
Additionally, subsequent to the issuance of the December 27, 2020 Consolidated Financial Statements, management concluded that the Company had incorrectly disclosed the Change in construction related payables, whereas the required disclosure presents the accrued capital expenditure amounts included in accounts payable and accrued expenses and other current liabilities as of year-end. The Company corrected the disclosure in the current year and corrected the financial statement line item description to Accrued purchases of property, equipment and intangible assets, and corrected the 2020 and 2019 amounts from $(0.9) million and $(3.9) million, respectively to $2.4 million and $3.3 million, respectively, within the Consolidated Statement of Cash Flows.

These restatements were related to presentation, and did not have any impact to retained earnings in the current or prior year presentations. Management has evaluated these errors and has determined, based on quantitative and qualitative factors that they were not material to the December 27, 2020 balance sheet or the cash flow statements for the year ended December 27, 2020 and December 29, 2019.
(e) Summary of Significant Accounting Policies
Revenue Recognition - Revenues consist of sales from restaurant operations (including third party delivery), franchise revenue, and other revenue including gift card breakage and miscellaneous revenue. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant Guest, franchisee, or other customer.
The Company recognizes revenues from restaurant operations when payment is tendered at the point of sale, as the Company's performance obligation to provide food and beverage to the customer has been satisfied.
The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. We recognize revenue from gift cards as either: (i) Restaurant revenue, when the Company's performance obligation to provide food and beverage to the customer is satisfied upon redemption of the gift card, or (ii) gift card breakage, as discussed below.
Red Robin Royalty™ deferred revenue primarily relates to a program in which registered members earn an award for a free entrée for every nine entrées purchased. Registered members can also earn an award if they visit a Red Robin restaurant 5 separate times within 5 weeks of joining our Royalty™ program. We recognize the current sale of an entrée and defer a portion of the revenue to reflect partial prepayment for the future entrée the member is entitled to receive. We estimate the future value of the award based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to reach the ninth purchase or fifth visit based on historical activity and recognize the revenue related to those purchases from deferred revenue. We recognize the deferred revenue in restaurant revenue on earned rewards when the Company satisfies its performance obligation at redemption, or upon expiration. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount.
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
Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within two days to four days of the original sales transaction and are considered to be cash equivalents.
Cash and cash equivalents are maintained with multiple financial institutions. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Depository Insurance Corporation (the "FDIC") and sometimes invests excess cash in money market funds not insured by the FDIC. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal.
Accounts Receivable, Net - Accounts receivable, net consists primarily of third party gift card receivables, third party delivery partner receivables, trade receivables due from franchisees for royalties and advertising fund contributions, and tenant improvement allowances. At the end of 2021, there was approximately $10.9 million of gift card receivables in accounts receivable related to gift cards that were sold by third party retailers compared to $7.6 million at the end of 2020. At the end of

2021, there was also approximately $3.0 million related to third party delivery partners in accounts receivable compared to approximately $4.0 million at the end of 2020.
Inventories - Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of 2021 and 2020, food and beverage inventories were $8.7 million and $6.8 million, respectively, and supplies inventories were $16.4 million and $17.0 million, respectively.
Property and Equipment, Net - Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. Depreciation is computed on the straight-line method based on the shorter of the estimated useful lives or the terms of the underlying leases of the related assets. Interest incurred on funds used to construct Company-owned restaurants is capitalized and amortized over the estimated useful life of the related assets.
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
We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term of 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.
We elected the practical expedient that does not require us to separate lease and non-lease components for our population of real estate assets.
Intangible Assets, net - Intangible assets comprise primarily leasehold interests, acquired franchise rights, and the costs of purchased liquor licenses. Leasehold interests primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise rights, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements. The costs of obtaining non-transferable liquor licenses from local government agencies are capitalized and generally amortized over a period of up to 20 years. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets.

Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. Impairment charges of $0.5 million were recorded related to indefinite-lived intangibles in 2021. No impairment charges were recorded in 2020, or 2019.
Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including restaurant sites, leasehold improvements, information technology systems, right of use assets, other fixed assets, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. Management may also utilize other market information to determine fair value when relevant information is available, such as market rent, when available, to estimate the fair value of a restaurant. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software.
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
Total advertising costs of $34.3 million, $24.9 million, and $44.3 million in 2021, 2020, and 2019 and were included in Selling, general, and administrative expenses.
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

Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2017 through 2021 tax years.
The Company records interest and penalties associated with audits as a component of income before taxes. Penalties are recorded in Selling, general, and administrative expenses, interest received is recorded in Interest income and other, net, and interest paid is recorded in Interest expense on the consolidated statements of operations and comprehensive loss. The Company recorded immaterial interest expense on the identified tax liabilities in 2021, 2020, and 2019. Approximately $1.1 million of interest income was recorded related to the $49.4 million federal cash tax refund received during the fourth quarter of 2020.
Loss Per Share - Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options and awards exercised their holdings into common stock. As the Company was in a net loss position for the fifty-two week period ended December 26, 2021, December 27, 2020, and December 29, 2019, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the impact of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 as follows (in thousands):

	2021	2020	2019
Basic weighted average shares outstanding	15,660	14,314	12,959
Dilutive effect of stock options and awards	—	—	—
Diluted weighted average shares outstanding	15,660	14,314	12,959

Awards excluded due to anti-dilutive effect on diluted earnings per share	875	489	378
Comprehensive Loss - Total comprehensive loss consists of the net loss and other gains and losses affecting stockholders' equity that, under U.S. GAAP, are excluded from net income. Other comprehensive (loss) income as presented in the consolidated statements of operations and comprehensive loss for 2021, 2020, and 2019 consisted of the foreign currency translation adjustment resulting from the Company's Canadian franchise operations.
Stock-Based Compensation - The Company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock, stock variable compensation, or other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash variable compensation awards to employees, non-employees, directors, and consultants. The Company also maintains an employee stock purchase plan. The Company issues shares relating to stock-based compensation plans and the employee stock purchase plan from treasury shares. We recognize compensation expenses for only the portion of share-based awards that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from our historical forfeitures of similar awards when a Team Member leaves the Company.
Deferred Compensation - The Company has assets and liabilities related to a deferred compensation plan. The assets of the deferred compensation plan are held in a rabbi trust, where they are invested in certain mutual funds that cover an investment spectrum range from equities to money market instruments. Fluctuations in the market value of the investments held in the trust result in the recognition of deferred compensation expense or income reported in Selling, general, and administrative expenses and recognition of investment gain or loss reported in Interest income and other, net, in the consolidated statements of operations and comprehensive loss.
Foreign Currency Translation - The Canadian Dollar is the functional currency for our Canadian franchise operations. Assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of Other comprehensive (loss) income. Gain or loss from foreign currency transactions is recognized in our consolidated statements of operations and comprehensive loss at the exchange rate in effect as of the date of the transaction.

During the fourth quarter of 2020, the Company substantially completed the exit of Company-owned restaurants in Canada resulting in the removal of the accumulated currency translation adjustment as a component of stockholders' equity and the recognition in Other charges on the consolidated statements of operations and comprehensive loss totaling a loss of $5.5 million.
Impact of COVID-19 Pandemic - The COVID-19 pandemic continues to create unprecedented challenges for our industry including government mandated restrictions, changing consumer behavior, labor and supply chain challenges, and wide spread inflationary costs. Even as government restrictions were lifted, and dining rooms returned to full capacity, the surge in the Delta and Omicron variants continued to highlight the critical importance of providing a safe environment for our Team Members and Guests.
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
We remain focused on proactively addressing these industry challenges, while delivering a memorable Guest experience and continuing to prioritize the satisfaction and retention of our Team Members.
2. Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, FASB issued Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference LIBOR or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. This guidance is effective upon issuance of the update and applies to contract modifications made through December 31, 2022. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.
3. Revenue
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Restaurant revenue	$1,137,733	$854,136	$1,289,521
Franchise revenue(1)	17,236	8,853	17,497
Gift card breakage	5,373	4,516	6,776
Other revenue	1,736	1,210	1,220
Total revenues	$1,162,078	$868,715	$1,315,014
———————————————————
(1) The decrease in Franchise revenue during 2020 was driven by the Company temporary abating franchise payments during the onset of the COVID-19 pandemic.
Contract Liabilities
Components of Unearned revenue in the consolidated balance sheets are as follows (in thousands):

	December 26, 2021	December 27, 2020
Unearned gift card revenue	$41,128	$38,309
Deferred loyalty revenue	$13,086	$11,829

Revenue recognized in the consolidated statements of operations and comprehensive loss for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Gift card revenue	$14,249	$16,385	$19,941

4. Other Charges
Other charges consist of the following (in thousands):

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Restaurant closures and refranchising costs (gains)	$6,276	$19,846	$(1,187)
Asset impairment	7,052	26,940	15,094
Litigation contingencies	1,330	6,440	—
COVID-19 related costs	1,288	1,858	—
Board and shareholder matter costs	128	2,504	3,261
Goodwill impairment	—	95,414	—
Severance and executive transition	—	881	3,450
Executive retention	—	—	980
Other charges	$16,074	$153,883	$21,598
Restaurant Closure and Refranchising Costs (Gains)
Restaurant closure costs represent costs incurred for permanently closed restaurants, including lease termination costs, as well as the ongoing restaurant operating costs of Company-owned restaurants that remained temporarily closed due to the COVID-19 pandemic.
During 2020, the Company temporarily closed 35 restaurants due to the onset of the COVID-19 pandemic. During periods of temporary closure, restaurant operating and occupancy costs were included in Restaurant closures and refranchising costs. The table below shows the disposition of these restaurants:

(Restaurants)
Restaurants Temporarily closed in March, 2020 as a result of the COVID-19 Pandemic:	35
Temporarily closed restaurants re-opened in 2020:	17
Temporarily closed restaurants permanently closed in 2020:	6
Restaurants temporarily closed as of December 27, 2020:	12
Temporarily closed restaurants re-opened in 2021:	1
Temporarily closed restaurants permanently closed in 2021:	10
Restaurants temporarily closed as of December 26, 2021(1):	1
(1) The Company intends to re-open the remaining temporarily closed restaurant in the first fiscal quarter of 2022.
During 2021, the Company permanently closed 14 restaurants. Ten of these restaurants were initially temporarily closed due to COVID-19 in 2020.
During 2020, the Company permanently closed 11 restaurants. Six of these restaurants were initially temporarily closed due to COVID-19. Due to permanent closure of certain restaurants during 2020, we impaired long-lived assets at six of the 11 permanently closed restaurants totaling $5.7 million.
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

Asset Impairment
During 2021, the Company determined long-lived assets at ten locations were impaired and recognized non-cash impairment charges of $6.4 million primarily related to the impairment of the long-lived assets associated with our excess properties.
Additionally, the Company recognized $0.5 million of non-cash impairment charges related to the impairment of long lived intangible assets related to quota state liquor licenses at seven locations.
During 2020, the Company impaired long-lived assets of 40 Company-owned restaurants and recognized non-cash impairment charges of $21.7 million. Additionally, the Company impaired information technology assets totaling $5.2 million due to the COVID-19 pandemic redirecting our implementation of certain digital platforms in order to accelerate our speed to market.
During 2019, the Company impaired long-lived assets of 29 Company-owned restaurants and recognized non-cash impairment charges of $15.1 million.
Litigation Contingencies
In 2021 and 2020, the Company recorded $1.3 million and $6.4 million, respectively, of contingencies related to litigation matters. See Note 13, Commitments and Contingencies, for further discussion.
COVID-19 Related Costs
In 2021 and 2020, the Company recorded $1.3 million and $1.9 million of costs, respectively, related to purchasing personal protective equipment for restaurant Team Members and Guests and providing emergency sick pay to restaurant Team Members during the pandemic.
Board and Stockholder Matters Costs
During 2021, the Company recorded an immaterial amount of board and stockholder matters costs.
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

5. Property and Equipment, Net
Property and equipment consist of the following at December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021	December 27, 2020
Land	$41,850	$41,850
Buildings	98,675	97,550
Leasehold improvements	684,235	682,449
Furniture, fixtures, and equipment	405,387	403,051
Construction in progress	8,866	5,086
Property and equipment, gross	$1,239,013	$1,229,986
Accumulated depreciation and amortization	(852,677)	(802,953)
Property and equipment, net	$386,336	$427,033
Depreciation and amortization expense on property and equipment was $80.5 million in 2021, $83.2 million in 2020, and $87.4 million in 2019.
On January 25, 2022 the Company entered into a purchase and sale agreement to sell a location where the Company owns the real estate, contingent upon the completion of customary due diligence. If completed, this sale will result in a material gain during 2022.
6. Intangible Assets
The following table presents intangible assets as of December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021			December 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$49,328	$(38,662)	$10,666	$49,972	$(36,815)	$13,157
Leasehold interests	13,001	(9,681)	3,320	13,001	(9,254)	3,747
Liquor licenses and other	9,670	(9,364)	306	9,714	(9,364)	350
	$71,999	$(57,707)	$14,292	$72,687	$(55,433)	$17,254
Indefinite-lived intangible assets:
Liquor licenses and other	$7,000	$—	$7,000	$7,460	$—	$7,460
Intangible assets, net	$78,999	$(57,707)	$21,292	$80,147	$(55,433)	$24,714
Immaterial impairment charges were recorded related to finite-lived intangibles resulting from the continuing and projected future results at Company-owned restaurants in 2021, 2020, and 2019. Impairment charges of $0.5 million were recorded related to indefinite-lived intangibles in 2021. No impairment charges were recorded related to indefinite-lived intangibles in 2020, and 2019.
The aggregate amortization expense related to intangible assets subject to amortization for 2021, 2020, and 2019 was $2.9 million, $4.4 million, and $4.4 million.
The estimated aggregate future amortization expense as of December 26, 2021 is as follows (in thousands):

2022	$2,499
2023	2,362
2024	2,117
2025	1,777
2026	1,464
Thereafter	4,073
$14,292

7. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021	December 27, 2020
Payroll and payroll-related taxes	$15,290	$11,327
Workers compensation insurance	5,079	4,943
Corporate and restaurant incentive compensation	5,624	4,776
Accrued vacation	4,439	4,283
Other	2,152	2,324
Accrued payroll and payroll-related liabilities	$32,584	$27,653
Accrued liabilities and other current liabilities consist of the following at December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021	December 27, 2020
CARES act deferred payroll tax	$8,780	$—
State and city sales tax payable	6,960	3,487
Real estate, personal property, state income, and other taxes payable	6,696	6,501
General liability insurance	4,984	6,370
Utilities	2,569	2,747
Legal	2,455	10,480
Accrued marketing	2,108	282
Current portion of finance lease liabilities	1,194	1,078
Other	9,712	9,750
Accrued liabilities and other current liabilities	$45,458	$40,695
8. Borrowings
Borrowings as of December 26, 2021 and December 27, 2020 are summarized below:

	December 26, 2021		December 27, 2020
(Dollars in thousands)	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving credit facility, term loan, and other long-term debt	$176,955	7.10%	$170,644	4.50%
Total debt	176,955		170,644
Less current portion	9,692		9,692
Long-term debt	$167,263		$160,952

Maturities of long-term debt as of December 26, 2021 are as follows (in thousands):

2022	$9,692
2023	166,388
2024	—
2025	—
2026	—
Thereafter	875
$176,955

Credit Facility
As of December 26, 2021, the Company had outstanding borrowings under the credit facility of $176.1 million, in addition to amounts issued under letters of credit of $7.9 million. As of December 27, 2020, the Company had outstanding borrowings under the credit facility of $169.8 million, in addition to amounts issued under letters of credit of $8.7 million. The amounts issued under letters of credit reduce the amount available under the credit facility but are not recorded as debt. As of December 26, 2021 and December 27, 2020, the current portion of long-term borrowings under the credit facility totaled $9.7 million.
As of December 26, 2021, our credit facility primarily consisted of a $119.1 million dollar term loan, and a $57.0 million revolving line of credit. The term loan requires quarterly principal payments at a rate of 7.0% per annum of the original principal balance. The term loan and revolving line of credit bear interest at LIBOR with a floor of 1.0%, plus a spread of 6.0%, and both the term loan and the revolving line of credit mature on January 10, 2023.
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
The Company was subject to a number of customary covenants under the credit facility, including limitations on additional borrowings, acquisitions, capital expenditures, share repurchases, lease commitments, dividend payments, and requirements to maintain certain financial ratios including the lease adjusted leverage ratio and fixed charge coverage ratio. However, the Third Amendment provided certain covenant relief to the Company through the end of 2021. Our debt covenant assessment is based on inputs subject to various risks and uncertainties caused by the COVID-19 pandemic, including forecasted revenues, expenses, and cash flows, current discount rates, growth rates, observable market data, and changes to the regulatory environment.

Third Amendment
In response to the continued uncertainty around the impact of industry labor and supply chain challenges as well as the COVID-19 Delta variant, the Company amended its current credit facility on November 9, 2021 (the "Third Amendment") to obtain additional flexibility to continue to implement our business strategy. The Third Amendment further amended the Company’s credit facility to, among other things:
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
•increase the pricing under the Credit Facility for (a) the period from the Third Amendment Effective Date through the first interest determination date occurring after the last day of the fiscal quarter of the Company ending on or about

April 17, 2022 to LIBOR (subject to a 1% floor) plus 6.00% and (b) periods thereafter to LIBOR (to which a 1% LIBOR floor shall apply) plus 6.50%;
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
•reduce the aggregate revolving commitment to $75.0 million on the last day of the fiscal quarter of the Company ending on or about April 17, 2022;
•amend the anti-cash hoarding provision to require revolver repayments (but with no associated permanent reduction in the revolving commitment) to the extent that the Company’s consolidated cash on hand exceeds $30.0 million at any time;
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
The description above is a summary of the Third Amendment and is qualified in its entirety by the complete text of the agreement. In conjunction with the Second Amendment to the Amended and Restated Credit Facility (the "Second Amendment") on February 25, 2021 and Third Amendment, the Company paid certain customary amendment fees to the lenders under the Credit Facility totaling approximately $0.6 million and $0.8 million respectively, which will be capitalized as deferred loan fees and amortized over the remaining term of the Credit Facility.
During 2021, the Company expensed approximately $1.7 million of deferred financing charges related to calculated reductions in total borrowing capacity of the revolver associated with the Second and Third Amendments. The $1.7 million is included in interest expense on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 26, 2021.
New Credit Facility
On March 4, 2022, the Company replaced its Prior Credit Agreement with a new Credit Agreement (the "Credit Agreement") by and among the Company Red Robin International, Inc., as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto, Fortress Credit Corp., as Administrative Agent and as Collateral Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner. The five-year $225.0 million Credit Agreement provides for a $25.0 million revolving line of credit and a $200.0 million term loan. The borrower maintains the option to increase the credit facility in the future, subject to lenders’ participation, by up to an additional $40.0 million in the aggregate on the terms and conditions set forth in the Credit Agreement.
The new credit facility will mature on March 4, 2027. No amortization is required with respect to the revolving credit facility. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. The new facility's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum, or (c) one-month term SOFR plus 1.00% per annum.
Red Robin International, Inc. is the borrower under the Credit Agreement, and certain of its subsidiaries and the Company are guarantors of borrower’s obligations under the Credit Agreement. Borrowings under the Credit Agreement are secured by substantially all of the assets of the borrower and the guarantors, including the Company, and are available to: (i) refinance certain existing indebtedness of the borrower and its subsidiaries, (ii) pay any fees and expenses in connection with the Credit Agreement, and (iii) provide for the working capital and general corporate requirements of the Company, the borrower and its subsidiaries, including permitted acquisitions and capital expenditures, but excluding restricted payments.
On March 4, 2022, Red Robin International, Inc., the Company, and the guarantors also entered into a Pledge and Security Agreement (the “Security Agreement”) granting to the Administrative Agent a first priority security interest in substantially all of the assets of the borrower and the guarantors to secure the obligations under the Credit Agreement. This new Security Agreement replaces the existing security agreement, dated January 10, 2020, which was entered into in connection with the Prior Credit Agreement.
Red Robin International, Inc. as the borrower is obligated to pay customary fees to the agents, lenders and issuing banks under the Credit Agreement with respect to providing, maintaining, or administering, as applicable, the credit facilities.

The summary descriptions of the Credit Agreement and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Credit Agreement and the Security Agreement, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other current liabilities approximate fair value due to the short-term nature or maturity of the instruments.
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
The following tables present the Company's assets measured at fair value on a recurring basis as of December 26, 2021 and December 27, 2020 (in thousands):

	December 26, 2021	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,276	$6,276	$—	$—
Total assets measured at fair value	$6,276	$6,276	$—	$—

	December 27, 2020	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,740	$6,740	$—	$—
Total assets measured at fair value	$6,740	$6,740	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and other intangible assets. These assets are measured at fair value if determined to be impaired.
During 2021, 2020, and 2019, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 4, Other Charges, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
Based on our 2021, 2020 and 2019 impairment analyses, we impaired long-lived assets at ten, 40 and 29 locations with carrying values of $13.7 million, $67.3 million, and $17.3 million. We determined the fair value of these long-lived assets in 2021, 2020, and 2019 to be $7.2 million, $34.7 million and $2.2 million based on level 3 fair value measurements.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on quoted prices in the active market for the license in the same or similar jurisdictions, representing a level 1 fair value measurement. During the fourth quarter of 2021, the Company performed its annual review of its indefinite lived liquor licenses that had a carrying value of $7.2 million, and recorded impairment charges of $0.5 million to indefinite-lived intangibles in 2021. No impairment charges were recorded to liquor licenses with indefinite lives in 2020, or 2019.

Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying consolidated balance sheets. The carrying value approximated the fair value of the credit facility as of December 26, 2021 and December 27, 2020, as the interest rate on the instrument approximated current market rates. The interest rate on the credit facility represents a level 2 fair value input.
10. Leases
The Company's finance and operating lease assets and liabilities as of December 26, 2021 and December 27, 2020 as follows (in thousands):

December 26, 2021	Finance(1)	Operating(2)
Lease assets, net(3)	$9,664	$400,825

Current portion of lease obligations	1,194	48,842
Long-term portion of lease obligations	10,765	435,136
Total	$11,959	$483,978
(1) Finance lease assets and obligations are included in Other assets, net, Accrued liabilities and other current liabilities, and Other non-current liabilities on our December 26, 2021 and December 27, 2020 Consolidated Balance Sheets.
(2) Operating lease assets and obligations are included in Operating lease assets, net, Current portion of operating lease liabilities, and Long-term portion of operating lease liabilities on our December 26, 2021 and December 27, 2020 Consolidated Balance Sheets.
(3) The Lease assets, net caption includes the right of use assets associated with the Company's Finance and Operating leases, net of the associated amortization of these right of use assets.

December 27, 2020	Finance(1)	Operating(2)
Lease assets, net(3)	$9,644	$415,929

Current portion of lease obligations	1,078	54,197
Long-term portion of lease obligations	10,937	454,296
Total	$12,015	$508,493
(1) Finance lease assets and obligations are included in Other assets, net, Accrued liabilities and other current liabilities, and Other non-current liabilities on our December 26, 2021 and December 27, 2020 Consolidated Balance Sheets.
(2) Operating lease assets and obligations are included in Operating lease assets, net, Current portion of operating lease liabilities, and Long-term portion of operating lease liabilities on our December 26, 2021 and December 27, 2020 Consolidated Balance Sheets.
(3) The Lease assets, net caption includes the right of use assets associated with the Company's Finance and Operating leases, net of the associated amortization of these right of use assets.

The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Operating lease cost	$70,000	$67,320	$75,496
Finance lease cost:
Amortization of right of use assets	856	845	793
Interest on lease liabilities (4)	532	534	544
Total finance lease cost	$1,388	$1,379	$1,337
Variable lease cost	19,812	24,482	29,300
Total lease costs	$91,200	$93,181	$106,133
(4) Interest on finance lease liabilities is recorded to interest expense in our consolidated statements of operations and comprehensive loss.

Maturities of our lease liabilities as of December 26, 2021 were as follows (in thousands):

	Finance Leases	Operating Leases
2022	$1,716	$80,361
2023	1,244	76,626
2024	1,264	74,898
2025	1,283	70,282
2026	1,345	64,153
Thereafter	8,169	314,998
Total future lease liability	$15,021	$681,318
Less imputed interest	3,062	197,340
Present value of lease liability	$11,959	$483,978
Supplemental cash flow information in thousands (except other information) related to leases is as follows:

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$81,520	$47,164	$78,260
Finance leases	532	534	512
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	1,733	270	817
Cash paid for amounts included in the measurement of lease liabilities	$83,785	$47,968	$79,589

Right of use assets obtained in exchange for operating lease obligations	$28,738	$56,014	$12,580
Right of use assets obtained in exchange for finance lease obligations	$1,170	$2,918	$1,606

Other information related to operating leases as follows:
Weighted average remaining lease term	9.69 years	10.24 years	10.70 years
Weighted average discount rate	7.05%	6.90%	7.38%

Other information related to financing leases as follows:
Weighted average remaining lease term	10.81 years	11.76 years	12.37 years
Weighted average discount rate	4.56%	4.56%	4.90%
11. Income Taxes
Loss before income taxes includes the following components for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 (in thousands):

	2021	2020	2019
U.S.	$(49,978)	$(262,728)	$(14,549)
Foreign	(176)	(20,824)	(7,688)
Loss before income taxes	$(50,154)	$(283,552)	$(22,237)

The benefit for income taxes for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 consist of the following (in thousands):

	2021	2020	2019
Current:
Federal	$—	$(60,340)	$(3,054)
State	(152)	1,354	(1,687)
Foreign	—	—	—
Total current income tax (benefit)	$(152)	$(58,986)	$(4,741)
Deferred:
Federal	$—	$44,353	$(10,994)
State	—	8,086	1,354
Foreign	—	(937)	47
Total deferred income tax expense (benefit)	—	51,502	(9,593)
Income tax benefit	$(152)	$(7,484)	$(14,334)
The reconciliation between the income tax benefit and the amount of income tax computed by applying the U.S. federal statutory rate to loss before income taxes as shown in the accompanying consolidated statements of operations and comprehensive loss for fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 is as follows:

	2021	2020	2019
Tax provision at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes	3.8	3.9	2.2
FICA tip tax credits	—	—	46.0
Foreign taxes versus U.S statutory rate	—	0.2	0.8
Valuation allowance on deferred income tax assets	(25.2)	(27.9)	(9.1)
Impact of CARES Act and related method changes	—	5.5	—
Other tax credits	—	—	6.1
Meals and entertainment	—	—	(0.7)
Excess stock options	1.1	(0.1)	(2.9)
Employee travel	—	—	(0.1)
Other	(0.4)	—	1.2
Effective tax rate	0.3%	2.6%	64.5%
The Company had a tax benefit in all three years presented above, but due to the mathematical computation of tax benefit to book loss the effective tax rate in 2021, 2020, and 2019 are represented as a positive percentage. The decrease in the Company's effective tax benefit in 2021 is primarily due to the 2020 favorable rate impact of net operating loss carrybacks allowed as part of the CARES Act. The decrease in the 2020 effective tax benefit is primarily due to a decrease in credits and an increase in the valuation allowance.

The Company's federal and state deferred taxes at December 26, 2021 and December 27, 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Leasing transactions	$126,981	$134,471
General business and other tax credits	40,472	40,366
Net operating loss carryover	36,069	23,567
Accrued compensation and related costs	9,738	11,893
Goodwill	8,296	9,536
Stock-based compensation	6,461	5,561
Advanced payments	3,912	4,702
Other non-current deferred tax assets	5,782	3,073
Subtotal	237,711	233,169
Valuation allowance	(99,093)	(86,677)
Total	$138,618	$146,492

Deferred tax liabilities:
Leasing transactions	$(108,067)	$(112,860)
Property and equipment	(17,600)	(21,549)
Supplies inventory	(4,128)	(4,267)
Prepaid expenses	(2,517)	(2,884)
Other non-current deferred tax liabilities	(6,306)	(4,932)
Total	$(138,618)	$(146,492)

Net deferred tax asset	$—	$—
The Company had net operating loss carryforwards for tax purposes of $36.1 million as of December 26, 2021. This is comprised of approximately $11.8 million of federal net operating loss carryovers, approximately $14.8 million of state net operating loss carryovers, and approximately $9.5 million of foreign net operating loss carryovers. The federal net operating loss has an indefinite carryforward period, the state net operating loss carryovers expire at various dates between 2025 and 2041, and the foreign net operating loss carryovers expire at various dates between 2035 and 2041.
As of December 26, 2021, the Company had a deferred tax asset of $39.3 million related to federal tax credits, which expire at various dates between 2037 and 2040. The Company also had a deferred tax asset of $1.2 million related to state tax credits which expire in 2024.
In assessing the realizability of deferred income tax assets, ASC 740 requires a more likely than not standard be met. If the Company determines that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies when making this determination. Due to the COVID-19 pandemic, the Company has experienced cumulative losses in recent years which is significant negative evidence that is difficult to overcome in order to reach a determination that a valuation allowance is not required. Projected future taxable income is positive subjective evidence but is not strong enough to overcome the recent cumulative loss objective evidence. Therefore, management determined that a full valuation allowance was required as of December 26, 2021 and at December 27, 2020.
Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $99.1 million has been recorded against the deferred tax asset for federal and state tax credits, federal and state deferred tax assets, all net operating loss carry forwards and the deferred taxes of our foreign subsidiary.
The following table summarizes the Company's unrecognized tax benefits at December 26, 2021, December 27, 2020, and December 29, 2019

(in thousands):

	2021	2020	2019
Beginning of year	$80	$104	$304
Increase due to current year tax positions	3	—	52
Due to decrease to a position taken in a prior year	—	(24)	(170)
Settlements	—	—	(16)
Reductions related to lapses in the statute of limitations	(51)	—	(66)
End of year	$32	$80	$104
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $32 thousand. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements.
The Company had outstanding federal and state refund claims of approximately $15.8 million as of December 26, 2021. In January 2022, the Company received $2.4 million of those refund claims, and expects to receive the remaining $13.4 million over the next 12-18 months due to processing delays at the IRS.
12. Commitments and Contingencies
Because litigation is inherently unpredictable, assessing contingencies related to litigation is a complex process involving highly subjective judgment about potential outcomes of future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. Accordingly, we review the adequacy of accruals and disclosures each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements. However, the ultimate resolution of litigated claims may differ from our current estimates
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies. These include employment related claims and claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns. To date, none of these claims, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As of December 26, 2021, we had a balance of $2.5 million for loss contingencies on our consolidated balance sheets. We ultimately may be subject to greater or less than the accrued amount.
As of December 26, 2021, we had purchase commitments to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $155.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
13. Stockholders' Equity
On August 9, 2018, the Company's board of directors authorized an increase to the Company's share repurchase program of approximately $21 million to a total of $75 million of the Company's common stock. The increased share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In 2021, the Company did not repurchase any shares under its share repurchase program. From the date of the current program approval through December 26, 2021, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of December 26, 2021, we had $68.4 million of availability under the current share repurchase program.

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
14. Stock Incentive Plans
In May 2017, the Company's stockholders approved the 2017 Performance Incentive Plan (the "2017 Stock Plan"). Following the date of approval, all grants are made under the 2017 Stock Plan and no new awards may be granted under the Second Amended and Restated 2007 Performance Plan (the "2007 Stock Plan"). The 2017 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), and other forms of awards granted or denominated in the Company common stock or unit of the Company's common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2017 Stock Plan include officers, employees, directors, consultants, and other service providers or any affiliate of the Company. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2017 Stock Plan was 630,182 shares. The 2017 Stock Plan was amended in May 2019, and again in May 2020 to add an additional 660,000 and 275,000 shares, respectively, bringing the total to 1,565,182 shares as of December 26, 2021.
Vesting of the awards under the 2017 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2017 Stock Plan and 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers, upon the occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two years following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Vesting of awards under these plans were generally time based over a period of one year to four years. As of December 26, 2021, 211,608 options and awards to acquire the Company's common stock remained outstanding under the 2007 Stock Plan; all remaining options and awards are outstanding under the 2017 Stock Plan.
Stock-based compensation costs recognized in 2021, 2020, and 2019 were $6.6 million, $4.3 million, and $3.3 million with related income tax benefits of $1.4 million, $0.3 million, and $0.3 million. As of December 26, 2021, there was $12.7 million of unrecognized compensation cost, excluding estimated forfeitures. Unrecognized compensation costs are expected to be recognized over the weighted average remaining vesting period of approximately 0.72 years for stock options, 1.05 years for the restricted stock units ("RSU"), and 1.29 years for the performance stock units ("PSU").
Stock Options
The tables below summarize the status of the Company's stock option plans (in thousands, except exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 27, 2020	470	$36.64
Granted	—	—
Forfeited/expired	(13)	34.67
Exercised	(4)	14.12
Outstanding, December 26, 2021	453	$36.91

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 26, 2021	453	$36.91	5.7	$998
Vested and expected to vest as of December 26, 2021(1)	436	37.81	5.6	924
Exercisable as of December 26, 2021	299	$48.48	4.5	$326

———————————————————
(1)    The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model, and expense is recognized straight line over the vesting period. No options were granted during 2021 or 2019. The average assumptions used in the model for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019 were as follows:

	2021	2020	2019
Risk-free interest rate	—%	0.5%	—%
Expected years until exercise	0 years	4.7 years	0 years
Expected stock volatility	—%	61.0%	—%
Dividend yield	—%	—%	—%
Weighted average Black-Scholes fair value per share at date of grant	$—	$6.28	$—
Total intrinsic value of options exercised (in thousands)	$89	$30	$20
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
Time-Based RSUs
During 2021, 2020, and 2019, the Company issued time-based restricted stock units ("RSUs") to certain employees as permitted under the 2017 Stock Plan. The Company can grant RSUs to its directors, executive officers, and other key employees. The RSUs granted to employees typically vest in equal installments over three to four years. For the Company's board of directors, RSUs vest in full on the earlier of the one-year anniversary of the grant date or the next annual stockholder meeting. Upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.
The table below summarizes the status of the Company's time-based RSUs under the 2017 and 2007 Stock Plans (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 27, 2020	347	$19.74
Awarded	257	34.72
Forfeited	(35)	27.88
Vested	(150)	17.93
Outstanding, December 26, 2021(1)	419	$28.89
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Performance Stock Units
During 2021, 2020, and 2019, the Company granted performance stock unit awards ("PSUs") to certain employees as permitted under the 2017 Stock Plan. Each PSU represents the right to receive one share of the Company's common stock on the payment date.
Prior to 2020, each PSU was divided into three equal tranches with applicable performance periods, typically consisting of a fiscal year, subject to the achievement of the applicable performance goals at target and applicable vesting conditions. Fair value of each PSU granted was equal to the market price of the Company's stock at the grant date, and expense is recognized ratably across the total performance period based on probability of achieving applicable performance goals. PSUs remain unvested until the end of the third performance period and are forfeited in the event of termination of employment of a grantee prior to the last day of the third performance period.

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
The table below summarizes the status of the Company's performance stock units under the 2017 Stock Plan (shares in thousands):

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 27, 2020	297	$20.52
Awarded	100	53.49
Forfeited	(13)	27.34
Vested	(4)	61.25
Outstanding, December 26, 2021(1)	380	$28.54
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Long-Term Cash Incentive Plan
Beginning in 2020, the long-term cash incentive plan is based on relative total stockholder return defined as increases in the Company's stock price during a performance period of three years as compared to the total stockholder return of a group of peer companies. Compensation is recognized variably over the three year performance period based on a Monte Carlo valuation model. Beginning in 2017, the long-term cash incentive plan was based on operational metrics with three one year performance periods. Compensation expense for awards granted before 2020 is recognized variably over the performance period based on the plan-to-date performance achievement. All long-term cash incentive awards cliff vest after three years at the end of each performance cycle. In 2021, 2020, and 2019, the Company recorded $0.5 million, $0.2 million, and $0.2 million, respectively in compensation expense to Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss related to the 2017 long-term cash incentive plan.
During 2021 and 2020, the long-term cash incentive plan payout totaled $0.3 million and $0.5 million, respectively. At December 26, 2021 and December 27, 2020, a $1.0 million and $0.8 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities on the consolidated balance sheets.
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
The Company recognized $0.7 million of deferred compensation expense in 2021, $0.6 million in 2020, and $1.1 million in 2019. As of December 26, 2021 and December 27, 2020, $6.3 million and $6.7 million of deferred compensation assets are included in Other assets, net and $6.3 million and $6.7 million of deferred compensation plan liabilities are included in Other non-current liabilities in the accompanying consolidated balance sheets.

Employee Stock Purchase Plan
In July 2017, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the "New Plan"). The New Plan authorized 100,000 shares of the Company's common stock for issuance. Under the New Plan, eligible Team Members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and Team Members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan, which operates in the successive six months commencing on January 1 and July 1 of each fiscal year. During 2021, the Company issued a total of 42,563 shares under the New Plan with 119,426 shares available for future issuance. During 2020, the Company issued a total of 40,462 shares under the New Plan.
For 2021, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The assumptions used in the model included 0.3% risk-free interest rate, 0.5 year expected life, expected volatility of 53.94%, and 0% dividend yield. The weighted average fair value per share at grant date was $4.36. For 2020, the assumptions used in the model included 0.1% risk-free interest rate, 0.5 year expected life, expected volatility of 50.40%, and 0% dividend yield. The weighted average fair value per share at grant date was $2.16. For 2019, the assumptions used in the model included 1.5% risk-free interest rate, 0.50 year expected life, expected volatility of 41.82%, and 0% dividend yield. The weighted average fair value per share at grant date was $7.56. The Company recognized $0.2 million of compensation expense related to this plan in 2021, $0.1 million in 2020, and $0.2 million in 2019.
Employee Defined Contribution Plan
The Company maintains a 401(k) Savings Plan ("401k Plan") which covers eligible Team Members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows Team Members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. Employer matching contributions equal to 100% of the first 3% of compensation and 50% on the next 2% of compensation. The Company matches contributions when the employee contribution is made, and the employer matching contributions are not subject to a vesting schedule. The Company recognized matching contribution expense of $2.8 million in 2021, $2.5 million in 2020, and $3.0 million in 2019.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 26, 2021. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 26, 2021, the Company's internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting included herein.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”) as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 26, 2021, of the Company and our report dated March 10, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Denver, Colorado
March 10, 2022

ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Our board of directors has adopted codes of ethics that apply to all of our directors, officers, and employees, including our chief executive officer, chief financial officer, and all of the finance team. The full text of our code of ethics can be found on the governance page within the ESG section of our website at ir.redrobin.com. We intend to disclose any changes in or waivers from the codes of ethics by posting such information on our corporate website or by filing a Current Report on Form 8-K.
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2022 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2022 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2022 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2022 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2022 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

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

(10.36)
Second Amendment to Credit Agreement, dated as of February 25, 2021, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the Guarantors, the Lenders party thereto and Wells Fargo Bank, National Association, as administration agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2021.

(10.37)	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (As Amended). Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 5, 2021.

(10.38)
Third Amendment to Credit Agreement, dated as of November 9, 2021, by and among Red Robin International, Inc., Red Robin Gourmet Burgers, Inc., the Guarantors, the Lenders party thereto and Wells Fargo Bank, National Association, as administration agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 11, 2021.

(10.39)	Credit Agreement, dated March 4, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

(10.40)	Security Agreement, dated March 4, 2022. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 26, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 26, 2021 and December 27, 2020; (ii) Consolidated Statements of Operations for the years ended December 26, 2021, December 27, 2020, and December 29, 2019; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 26, 2021, December 27, 2020, and December 29, 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 26, 2021, December 27, 2020, and December 29, 2019; and (v) the Notes to Consolidated Financial Statements.

( )    Exhibits previously filed in the Company's periodic filings as specifically noted.
*    Executive compensation plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
March 10, 2022	By:	/s/ PAUL MURPHY
(Date)		Paul Murphy (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL MURPHY	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 10, 2022
Paul Murphy

/s/ LYNN S. SCHWEINFURTH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
Lynn S. Schweinfurth

/s/ DAVID A. PACE	Chairperson of the Board	March 10, 2022
David A. Pace

/s/ TOM CONFORTI	Director	March 10, 2022
Tom Conforti

/s/ CAMMIE W. DUNAWAY	Director	March 10, 2022
Cammie W. Dunaway

/s/ G.J. HART	Director	March 10, 2022
G.J. Hart

/s/ KALEN F. HOLMES	Director	March 10, 2022
Kalen F. Holmes

/s/ ANDDRIA VARNADO	Director	March 10, 2022
Anddria Varnado

/s/ STEVEN K. LUMPKIN	Director	March 10, 2022
Steven K. Lumpkin

/s/ ANTHONY ACKIL	Director	March 10, 2022
Anthony Ackil

/s/ ALLISON PAGE	Director	March 10, 2022
Allison Page