Form 10-Q
period 2022-04-17
RED ROBIN GOURMET BURGERS INC
filed 2022-05-26
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 2022

or

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
As of May 24, 2022, there were 15,786,402 shares of the registrant's common stock, par value of $0.001 per share outstanding.
1

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	April 17, 2022	December 26, 2021
Assets:
Current assets:
Cash and cash equivalents	$33,772	$22,750
Accounts receivable, net	12,551	21,400
Inventories	25,232	25,219
Income tax receivable	13,245	15,824
Prepaid expenses and other current assets	15,080	16,963
Restricted cash	8,151	—
Total current assets	108,031	102,156
Property and equipment, net	371,840	386,336
Operating lease assets, net	389,983	400,825
Intangible assets, net	20,472	21,292
Other assets, net	16,210	18,389
Total assets	$906,536	$928,998
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$31,572	$32,510
Accrued payroll and payroll-related liabilities	34,727	32,584
Unearned revenue	37,986	54,214
Current portion of operating lease obligations	48,297	48,842
Current portion of long-term debt	2,000	9,692
Accrued liabilities and other	47,514	45,458
Total current liabilities	202,096	223,300
Long-term debt	192,426	167,263
Long-term portion of operating lease obligations	420,648	435,136
Other non-current liabilities	14,509	26,325
Total liabilities	829,679	852,024
Commitments and contingencies (see note 8)
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,786 and 15,722 shares outstanding as of April 17, 2022 and December 26, 2021	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of April 17, 2022 and December 26, 2021	—	—
Treasury stock 4,663 and 4,727 shares, at cost, as of April 17, 2022 and December 26, 2021	(190,022)	(192,803)
Paid-in capital	242,756	242,560
Accumulated other comprehensive income, net of tax	12	1
Retained earnings	24,091	27,196
Total stockholders' equity	76,857	76,974
Total liabilities and stockholders' equity	$906,536	$928,998
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Sixteen Weeks Ended
(in thousands, except for per share amounts)	April 17, 2022	April 18, 2021
Revenues:
Restaurant revenue	$380,612	$318,677
Franchise and other revenues	14,938	7,598
Total revenues	395,550	326,275
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	90,941	69,166
Labor	138,108	111,659
Other operating	67,864	57,712
Occupancy	30,599	30,100
Depreciation and amortization	23,919	25,888
Selling, general and administrative expenses	34,380	30,610
Pre-opening costs	62	—
Other charges, net	5,307	5,471
Total costs and expenses	391,180	330,606

Income (loss) from operations	4,370	(4,331)
Other expense:
Interest expense, net and other	7,413	4,330
Loss before income taxes	(3,043)	(8,661)
Income tax provision	62	52
Net loss	$(3,105)	$(8,713)
Loss per share:
Basic	$(0.20)	$(0.56)
Diluted	$(0.20)	$(0.56)
Weighted average shares outstanding:
Basic	15,748	15,579
Diluted	15,748	15,579

Other comprehensive loss:
Foreign currency translation adjustment	$11	$21
Other comprehensive income, net of tax	11	21
Total comprehensive loss	$(3,094)	$(8,692)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 26, 2021	20,449	$20	4,727	$(192,803)	$242,560	$1	$27,196	$76,974
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,781	(2,846)	—	—	(65)
Non-cash stock compensation	—	—	—	—	3,042	—	—	3,042
Net loss	—	—	—	—	—	—	(3,105)	(3,105)
Other comprehensive income	—	—	—	—	—	11	—	11
Balance, April 17, 2022	20,449	$20	4,663	$(190,022)	$242,756	$12	$24,091	$76,857

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2020	20,449	$20	4,901	$(199,908)	$243,407	$(4)	$77,198	$120,713
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(74)	3,025	(3,640)	—	—	(615)
Non-cash stock compensation	—	—	—	—	880	—	—	880
Net loss	—	—	—	—	—	—	(8,713)	(8,713)
Other comprehensive income	—	—	—	—	—	21	—	21
Balance, April 18, 2021	20,449	$20	4,827	$(196,883)	$240,647	$17	$68,485	$112,286
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
(in thousands)	April 17, 2022	April 18, 2021
Cash flows from operating activities:
Net loss	$(3,105)	$(8,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,919	25,888
Gift card breakage	(7,819)	(2,293)
Restaurant asset impairment	2,122	1,242
Non-cash other charges, net	(191)	516
Stock-based compensation expense	3,042	880
Other, net	2,266	1,528
Changes in operating assets and liabilities:
Accounts receivable	8,852	5,567
Income tax receivable	2,581	510
Inventories	(162)	(41)
Prepaid expenses and other current assets	1,883	975
Operating lease assets, net of liabilities	(4,623)	(6,678)
Trade accounts payable and accrued liabilities	3,288	12,413
Unearned revenue	(8,408)	(4,849)
Other operating assets and liabilities, net	(10,349)	(8,013)
Net cash provided by operating activities	13,296	18,932
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(9,716)	(5,400)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	168	—
Net cash used in investing activities	(9,548)	(5,400)
Cash flows from financing activities:
Borrowings of long-term debt	282,151	35,300
Payments of long-term debt and finance leases	(261,800)	(42,322)
Debt issuance costs	(4,869)	(616)
(Uses) proceeds from other financing activities, net	(65)	245
Net cash provided by (used in) financing activities	15,417	(7,393)
Effect of exchange rate changes on cash	8	29
Net change in cash and cash equivalents, and restricted cash	19,173	6,168
Cash and cash equivalents, beginning of period	22,750	16,116
Cash and cash equivalents, and restricted cash, end of period	$41,923	$22,284

Supplemental disclosure of cash flow information
Income tax refunds received, net	$(2,519)	$(473)
Interest paid, net of amounts capitalized	$3,374	$3,182
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of April 17, 2022, the Company owned and operated 426 restaurants located in 38 states. The Company also had 101 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
The accompanying Condensed Consolidated Financial Statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed Consolidated Balance Sheet as of December 26, 2021 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Condensed Consolidated Financial Statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2021 filed with the SEC on March 10, 2022.
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2022	April 17, 2022	16
First Quarter 2021	April 18, 2021	16
Current and Prior Fiscal Years:
Fiscal Year 2022	December 25, 2022	52
Fiscal Year 2021	December 26, 2021	52
Upcoming fiscal year:
Fiscal Year 2023	December 31, 2023	53
Reclassifications
Certain amounts presented have been reclassified within the April 18, 2021 Condensed Consolidated Statement of Cash Flows to conform with the current period presentation, including prior year reclassifications from Lease assets, net of liabilities to Other operating assets and liabilities. The reclassifications had no effect on the Company’s cash flows from operations.

Change in Accounting Estimate - Gift Card Breakage
As part of its annual assessment of gift card breakage and during the sixteen weeks ended April 17, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage to the updated estimated redemption pattern. As a result, the Company recognized $5.9 million of additional gift card breakage in Franchise and other revenues, partially offset by $0.6 million of associated commissions costs recognized in Selling, general and administrative expenses, in the first quarter of 2022. This change in accounting estimate decreased net loss by $5.2 million, or $0.33 per basic and diluted share. The Company does not expect the impact of this change in estimate to be material to its future financial statements.

Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, FASB issued Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference the London Interbank Offer Rate ("LIBOR") or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. This guidance is effective upon issuance of the update and applies to contract modifications made through December 31, 2022. We adopted Topic 848 during the first quarter of fiscal year 2022 in conjunction with the refinancing of our credit facility and its associated transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), noting it did not have a material impact to the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss upon adoption.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's Condensed Consolidated Financial Statements.
2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Restaurant revenue	$380,612	$318,677
Franchise revenue	6,280	4,877
Gift card breakage(1)	7,819	2,293
Other revenue	839	428
Total revenues	$395,550	$326,275
(1)     During the sixteen weeks ended April 17, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. See Footnote 1. Basis of Presentation and Recent Accounting Pronouncements.
Contract liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	April 17, 2022	December 26, 2021
Unearned gift card revenue	$26,150	$41,128
Deferred loyalty revenue	$11,836	$13,086
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Gift card revenue	$16,859	$9,020

3. Leases
The Company's finance and operating lease assets and liabilities as of April 17, 2022 and December 26, 2021 were as follows (in thousands):

April 17, 2022	Finance(1)	Operating(2)
Lease assets, net(3)	$7,936	$389,983

Current portion of lease obligations	1,102	48,297
Long-term portion of lease obligations	9,314	420,648
Total	$10,416	$468,945

December 26, 2021	Finance(1)	Operating(2)
Lease assets, net(3)	$9,664	$400,825

Current portion of lease obligations	1,194	48,842
Long-term portion of lease obligations	10,765	435,136
Total	$11,959	$483,978
(1)     Finance lease assets and obligations are included in Other assets, net, Accrued liabilities and other current liabilities, and Other non-current liabilities on our April 17, 2022 and December 26, 2021 Consolidated Balance Sheets.
(2)     Operating lease assets and obligations are included in Operating lease assets, net, Current portion of operating lease liabilities, and Long-term portion of operating lease liabilities on our April 17, 2022 and December 26, 2021 Consolidated Balance Sheets.
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

The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Loss as follows (in thousands):

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Operating lease cost	$21,689	$21,461
Finance lease cost:
Amortization of right of use assets	342	263
Interest on lease liabilities	145	159
Total finance lease cost	487	$422
Variable lease cost	6,325	6,416
Total	$28,501	$28,299

Maturities of our lease liabilities as of April 17, 2022 were as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2022	$1,133	$53,494
2023	1,461	76,964
2024	1,473	75,368
2025	1,201	70,764
2026	1,241	64,679
Thereafter	6,452	316,985
Total future lease liability	$12,961	$658,254
Less imputed interest	2,545	189,309
Fair value of lease liability	$10,416	$468,945
Supplemental cash flow and other information related to leases is as follows (in thousands, except other information):

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$26,519	$27,998
Finance leases	145	159
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	573	599
Cash paid for amounts included in the measurement of lease liabilities:	$27,237	$28,756

Right of use assets obtained in exchange for operating lease obligations	$3,382	$13,448
Right of use assets obtained in exchange for finance lease obligations	$746	$—

Other information related to operating leases as follows:
Weighted average remaining lease term (years)	9.48	10.10
Weighted average discount rate	7.12%	6.96%

Other information related to finance leases as follows:
Weighted average remaining lease term (years)	10.91	11.47
Weighted average discount rate	4.89%	4.56%

4. Loss Per Share
Basic loss per share amounts are calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the sixteen weeks ended April 17, 2022 and April 18, 2021, all potentially dilutive common shares are considered anti-dilutive.

The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Basic weighted average shares outstanding	15,748	15,579
Dilutive effect of stock options and awards	—	—
Diluted weighted average shares outstanding	15,748	15,579

Awards excluded due to anti-dilutive effect on diluted loss per share	885	241

5. Other Charges, net
Other charges, net consisted of the following (in thousands):

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Restaurant asset impairment	2,122	1,242
Litigation contingencies	1,720	1,085
Restaurant closure costs	949	2,447
Other financing costs	309	—
COVID-19 related charges	207	569
Board and stockholder matter costs	—	128
Other charges, net	$5,307	$5,471

The Company recognized non-cash impairment charges related to restaurant assets at three and one Company-owned restaurants during the sixteen weeks ended April 17, 2022 and April 18, 2021, respectively.
Restaurant closure costs include the ongoing restaurant operating costs of the Company-owned restaurants that remained temporarily closed due to the COVID-19 pandemic, as well as any costs incurred for permanently closed restaurants including lease termination costs.
Litigation contingencies include legal settlement costs accrued within the period presented related to class action employment cases and other employment matters.
Other financing costs include fees related to the entry by the Company into the New Credit Agreement (as defined below) on March 4, 2022 that were not capitalized with the closing of the New Credit Facility. See Footnote 6. Borrowings.
COVID-19 related costs include the costs of purchasing personal protective equipment for restaurant Team Members and Guests and emergency sick pay provided to restaurant Team Members related to the COVID-19 pandemic.
Board and stockholder matters costs were primarily related to the recruitment and appointment of a new board member in the first quarter of 2021.

6. Borrowings
Borrowings as of April 17, 2022 and December 26, 2021 are summarized below (in thousands):

	April 17, 2022	Weighted Average Interest Rate	December 26, 2021	Weighted Average Interest Rate
Revolving line of credit	$3,000		$57,000
Term loan	200,000	8.20%	119,080	7.10%
Notes payable, non-current	875		875
Total borrowings	203,875		176,955
Less: unamortized debt issuance costs and discounts(1)	9,449		—
Less: current portion of long-term debt	2,000		9,692
Long-term debt	$192,426		$167,263

Revolving line of credit unamortized deferred financing charges(1):	$0.9		$2.0
(1)     Loan origination costs associated with the Company's credit facility are included as deferred costs in Other assets, net for financing charges allocated to the Revolving line of credit, and Long-term debt for financing charges associated with the term loan in the accompanying Condensed Consolidated Balance Sheets.
New Credit Agreement
On March 4, 2022, the Company replaced its prior amended and restated credit agreement (the "Prior Credit Agreement") with a new Credit Agreement (the "Credit Agreement") by and among the Company, Red Robin International, Inc., as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto, Fortress Credit Corp., as Administrative Agent and as Collateral Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner. The five-year $225.0 million Credit Agreement provides for a $25.0 million revolving line of credit and a $200.0 million term loan. The borrower maintains the option to increase the Credit Agreement in the future, subject to lenders’ participation, by up to an additional $40.0 million in the aggregate on the terms and conditions set forth in the Credit Agreement.
The Credit Facility will mature on March 4, 2027. No amortization is required with respect to the revolving Credit Agreement. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.00% of the original principal amount of the term loan. The Credit Agreement's interest rate references SOFR, a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum, or (c) one-month term SOFR plus 1.00% per annum.
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
In connection with entry into the new Credit Agreement, the Company’s Prior Credit Agreement was terminated. In connection with such termination and new borrowings under the new Credit Agreement, the Company paid off all outstanding borrowings, accrued interest, and fees under the Prior Credit Agreement.

The summary descriptions of the Credit Agreement and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Credit Agreement and the Security Agreement, respectively.
During the first quarter of 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Consolidated Statements of Operations and Comprehensive Loss for the quarter ended April 17, 2022. In association with the issuance of the new credit agreement, the Company recognized $4.8 million of deferred financing charges, and $6.1 million of original issuance discount.
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
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of April 17, 2022 and December 26, 2021 (in thousands):

	April 17, 2022	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$4,764	$4,764	$—	$—
Total assets measured at fair value	$4,764	$4,764	$—	$—

	December 26, 2021	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,276	$6,276	$—	$—
Total assets measured at fair value	$6,276	$6,276	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and other intangible assets. These assets are measured at fair value if determined to be impaired.
The Company has measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement. See Note 5, Other Charges, net.
We impaired long-lived restaurant assets at three Company-owned restaurants with a carrying value of $3.0 million, recognizing an impairment expense of $2.1 million related to the net book value of long-lived restaurant assets for these restaurants. The impairment was recorded as a result of changes in the lease term of these locations.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying consolidated balance sheets. The carrying value approximated the fair value of the credit facility as of April 17, 2022 and December 26, 2021, as the interest rate on the instrument approximated current market rates. The interest rate on the credit facility represents a level 2 fair value input.

8. Commitments and Contingencies
Because litigation is inherently unpredictable, assessing contingencies related to litigation is a complex process involving highly subjective judgment about potential outcomes of future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. Accordingly, we review the adequacy of accruals and disclosures each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements. However, the ultimate resolution of litigated claims may differ from our current estimates.
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
As of April 17, 2022, we had a balance of $3.9 million for loss contingencies on our consolidated balance sheets. We ultimately may be subject to greater or less than the accrued amount.
As of April 17, 2022, we had non-cancellable purchase commitments to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $135.1 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2022 and 2021 refer to the sixteen weeks ended April 17, 2022 and April 18, 2021, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 527 locations in North America. As of April 17, 2022, the Company owned 426 restaurants located in 38 states. The Company also had 101 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.

Financial and Operational Highlights
The following summarizes the operational and financial highlights during the sixteen weeks ended April 17, 2022:
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the sixteen weeks ended April 18, 2021	$318.7
Increase/(decrease) in comparable restaurant revenue(1)	61.5
Increase/(decrease) from non-comparable restaurants	0.4
Total increase/(decrease)	61.9
Restaurant Revenue for the sixteen weeks ended April 17, 2022	$380.6
(1)      Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the end of the period          presented.
Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021	Increase/(Decrease)
Restaurant revenue (millions)	$380.6	$318.7	19.4%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.9%	21.7%	220
Labor	36.3	35.0	130
Other operating	17.8	18.1	(30)
Occupancy	8.0	9.4	(140)
Total	86.0%	84.3	170
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes Net Loss, loss per diluted share, and adjusted loss per diluted share for the sixteen weeks ended April 17, 2022 and April 18, 2021;

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Net loss as reported	$(3,105)	$(8,713)

Loss per share - diluted:
Net (loss) income as reported	$(0.20)	$(0.56)
Change in accounting estimate, gift card breakage revenue, net of commissions(1)	(0.33)	—
Restaurant asset impairment	0.13	0.08
Litigation contingencies	0.11	0.07
Write-off of unamortized debt issuance costs(2)	0.11	—
Restaurant closure costs	0.06	0.16
Other financing costs(3)	0.02	—
Board and stockholder matter costs	—	0.01
COVID-19 related charges	0.01	0.03
Income tax expense	(0.03)	(0.09)
Adjusted loss per share - diluted	$(0.12)	$(0.30)

Weighted average shares outstanding
Basic	15,748	15,579
Diluted	15,748	15,579
(1)    During the sixteen weeks ended April 17, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards. See Footnote 1. Basis of Presentation and Recent Accounting Pronouncements included in Part I. Financial Information in this quarterly report on form 10-Q.
(2)    Write-off of unamortized debt issuance costs related to the remaining unamortized debt issuance costs related to our legacy credit agreement with the completion of the refinancing of our Credit Agreement in the first quarter of fiscal year 2022.
(3)    Other financing costs includes legal and other charges related to the refinancing of our Credit Facility in the first quarter of 2022.
We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted loss per diluted share excludes the effects of changes in accounting estimates, asset impairment, litigation contingencies, the write-off of unamortized debt issuance costs, restaurant closure costs, other financing costs, COVID-19 related costs, and related income tax effects. Other companies may define adjusted net loss per diluted share differently, and as a result our measure of adjusted loss per share may not be directly comparable to those of other companies. Adjusted loss per share should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Company-owned:
Beginning of period	430	443
Closed during the period	(4)	(3)
End of period	426	440
Franchised:
Beginning of period	101	103
End of period	101	103
Total number of restaurants	527	543

The following table presents total Company-owned and franchised restaurants by state or province as of April 17, 2022:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	2
Alaska	—	3
Alabama	4	—
Arizona	17	1
California	58	—
Colorado	22	—
Connecticut	—	3
Delaware	—	5
Florida	19	—
Georgia	6	—
Iowa	5	—
Idaho	8	—
Illinois	21	—
Indiana	13	—
Kansas	—	4
Kentucky	4	—
Louisiana	2	—
Massachusetts	4	2
Maryland	12	—
Maine	2	—
Michigan	—	20
Minnesota	4	—
Missouri	8	3
Montana	—	2
North Carolina	17	—
Nebraska	4	—
New Hampshire	3	—
New Jersey	12	1
New Mexico	3	—
Nevada	6	—
New York	14	—
Ohio	18	2
Oklahoma	5	—
Oregon	15	5
Pennsylvania	11	21
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	11	—
Texas	20	9
Utah	1	6
Virginia	20	—
Washington	38	—
Wisconsin	11	—

Province:
British Columbia	—	12
Total	426	101

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2021 annual financial statements, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Revenues:
Restaurant revenue	96.2%	97.7%
Franchise and other revenues	3.8	2.3
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	23.9	21.7
Labor	36.3	35.0
Other operating	17.8	18.1
Occupancy	8.0	9.4
Total restaurant operating costs	86.0	84.3
Depreciation and amortization	6.0	7.9
Selling, general and administrative	8.7	9.4
Other charges, net	1.3	1.7
Income (Loss) from operations	1.1	(1.3)

Interest expense, net and other	1.9	1.3
Loss before income taxes	(0.8)	(2.7)
Income tax benefit	—	—
Net loss	(0.8)%	(2.7)%

Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 17, 2022	April 18, 2021	Percent Change
Restaurant revenue	$380,612	$318,677	19.4%
Franchise royalties, fees and other revenue	14,938	7,598	96.6%
Total revenues	$395,550	$326,275	21.2%
Average weekly net sales volumes in Company-owned restaurants	$55,743	$46,515	19.8%
Total operating weeks	6,828	6,851	(0.3)%
Net sales per square foot	$142	$119	19.7%
Restaurant revenue for the sixteen weeks ended April 17, 2022, which comprises primarily food and beverage sales, increased $61.9 million, or 19.4%, as compared to the first quarter of 2021. The increase was due to a $61.5 million, or 19.7%, increase in comparable restaurant revenue, and a $0.4 million increase at non-comparable restaurants, including the impact of restaurant closures. The comparable restaurant revenue increase was driven by a 12.8% increase in average Guest check, and a 6.9% increase in Guest count. The increase in average Guest check resulted from a 6.0% increase in menu mix, a 5.4% increase in pricing, and a 1.4% decrease in discounts. The increase in menu mix was primarily driven by our limited time menu offerings and higher dine-in sales volumes. Off-premises sales decreased 12.9% and comprised 30.5% of total food and beverage sales during the first quarter of 2022, as compared to the same period in 2021.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues are comprised of Company-owned restaurants that have operated five full quarters as of the end of the period presented. The Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic were not included in the comparable base for the sixteen weeks ended April 17, 2022 or April 18, 2021. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period, the average square footage of our restaurants, as well as the impact of changing capacity limitations in response to COVID-19 levels in a given locality. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue increased $7.3 million for the sixteen weeks ended April 17, 2022 compared to the sixteen weeks ended April 18, 2021, primarily due to the re-evaluation of the estimated redemption pattern related to gift cards resulting in a $5.2 million adjustment to gift card breakage from aligning our estimate to the updated estimated redemption pattern. Our franchisees reported a comparable restaurant revenue increase of 18.7% for the sixteen weeks ended April 17, 2022 compared to the same period in 2021.

Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2022	April 18, 2021	Percent Change
Cost of sales	$90,941	$69,166	31.5%
As a percent of restaurant revenue	23.9%	21.7%	2.2%
Cost of sales, which comprises of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 220 basis points for the sixteen weeks ended April 17, 2022 as compared to the same period in 2021. The increase was primarily driven by commodity inflation, partially offset by favorable mix shifts and pricing.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2022	April 18, 2021	Percent Change
Labor	$138,108	$111,659	23.7%
As a percent of restaurant revenue	36.3%	35.0%	1.3%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 17, 2022, labor as a percentage of restaurant revenue increased 130 basis points compared to the same period in 2021. The increase was primarily driven by higher labor inflation and staffing costs, partially offset by sales leverage.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2022	April 18, 2021	Percent Change
Other operating	$67,864	$57,712	17.6%
As a percent of restaurant revenue	17.8%	18.1%	(0.3)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the sixteen weeks ended April 17, 2022, other operating costs as a percentage of restaurant revenue decreased 30 basis points as compared to the same period in 2021. The decrease was primarily driven by lower supply costs driven by lower off-premises sales, and sales leverage, partially offset by increased maintenance costs due to outsourcing.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2022	April 18, 2021	Percent Change
Occupancy	$30,599	$30,100	1.7%
As a percent of restaurant revenue	8.0%	9.4%	(1.4)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. For the sixteen weeks ended April 17, 2022, occupancy costs as a percentage of restaurant revenue decreased 140 basis points compared to the same period in 2021 primarily driven by sales leverage.
Our fixed rents for the sixteen weeks ended April 17, 2022 and April 18, 2021 were $21.3 million and $21.1 million, an increase of $0.2 million.

Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2022	April 18, 2021	Percent Change
Depreciation and amortization	$23,919	$25,888	(7.6)%
As a percent of total revenues	6.0%	7.9%	(1.9)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen weeks ended April 17, 2022, depreciation and amortization expense as a percentage of revenue decreased 190 basis points over the same period in 2021 primarily due to net closed Company-owned restaurants, and sales leverage.
Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2022	April 18, 2021	Percent Change
Selling, general, and administrative	$34,380	$30,610	12.3%
As a percent of total revenues	8.7%	9.4%	(0.7)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
General, and administrative costs in the sixteen weeks ended April 17, 2022 increased $2.8 million, or 12.3%, as compared to the same period in 2021. The increase was primarily driven by increased stock based compensation expense, merit increases, and increased manager-in-training costs.
Selling costs in the sixteen weeks ended April 17, 2022 increased $1.0 million, or 11.8%, as compared to the same period in 2021. The increase was primarily driven by increased marketing spend.
Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 17, 2022	April 18, 2021	Percent Change
Pre-opening costs	$62	$—	*
As a percent of total revenues	—%	—%	—%
* Percentage increases and decreases over 100 percent were not considered meaningful
Pre-opening costs, which are expensed as incurred, comprise the costs related to preparing restaurants to introduce Donatos® and other initiatives, as well as direct costs, including labor, occupancy, training, and marketing, incurred related to opening new restaurants and hiring the initial work force. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurants where Donatos® has been introduced, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opening in subsequent quarters.
We incurred pre-opening costs during the sixteen weeks ended April 17, 2022 related to the rollout of Donatos®. The Company expects to continue its roll out of Donatos® in 2022 to approximately 50 restaurants.
Interest Expense, Net and Other
Interest expense, net and other was $7.4 million for the sixteen weeks ended April 17, 2022, an increase of $3.1 million, or 71.2%, compared to the same period in 2021. The increase was primarily related to a higher weighted average interest rate for the quarter as well as the write off of approximately $1.7 million of deferred financing charges related to the Company's prior credit facility upon the execution of the Credit Agreement on March 4, 2022. Our weighted average interest rate was 8.2% for the sixteen weeks ended April 17, 2022 as compared to 6.3% for the same period in 2021.

Income Tax Provision
The effective tax rate for the sixteen weeks ended April 17, 2022 was a 2.0% expense, compared to a 0.6% expense for the sixteen weeks ended April 18, 2021.
The Company had outstanding federal and state refund claims of approximately $15.8 million as of December 26, 2021. During the sixteen weeks ended April 17, 2022, the Company received $2.5 million of those refund claims. On May 24, 2022, the Company received an additional $12.7 million, and expects to receive the remaining $0.6 million during 2022, due to ongoing processing delays at the IRS and state authorities.
Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $19.2 million to $41.9 million as of April 17, 2022, from $22.8 million at the beginning of the fiscal year. As the Company continues to recover from the COVID-19 pandemic and generates operating cash flow, the Company is using available cash flow from operations to pay down debt, maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of April 17, 2022, the Company had approximately $55.8 million in liquidity, including cash on hand and available borrowing capacity under its credit facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Net cash provided by operating activities	$13,296	$18,932
Net cash used in investing activities	(9,548)	(5,400)
Net cash provided by (used in) financing activities	15,417	(7,393)
Effect of exchange rate changes on cash	8	29
Net change in cash and cash equivalents, and restricted cash	$19,173	$6,168
Operating Cash Flows
Net cash flows provided by operating activities decreased $5.6 million to $13.3 million for the sixteen weeks ended April 17, 2022. The changes in net cash provided by operating activities are primarily attributable to lower accounts payable balances due to the timing of operational receipts and payments, as well as other changes in working capital as presented in the Condensed Consolidated Statements of Cash Flows, partially offset increased income from operations, driven primarily by an increase in comparable restaurant revenue.
Investing Cash Flows
Net cash flows used in investing activities increased $4.1 million to $9.5 million for the sixteen weeks ended April 17, 2022, as compared to $5.4 million for the same period in 2021. The increase is primarily due to increased spending on restaurant improvements, and investments in technology.

The following table lists the components of our capital expenditures, net of currency translation, for the sixteen weeks ended April 17, 2022 and April 18, 2021 (in thousands):

	Sixteen Weeks Ended
	April 17, 2022	April 18, 2021
Restaurant improvement capital and other	$4,856	$2,429
Investment in technology, infrastructure, and other	3,116	2,269
Donatos® expansion	1,176	702
New restaurants and restaurant refreshes	568	—
Total capital expenditures	$9,716	$5,400
Financing Cash Flows
Net cash flows provided by financing activities increased $22.8 million to $15.4 million for the sixteen weeks ended April 17, 2022, as compared to net cash flows used in financing activities of $7.4 million in the same period in 2021. The increase is primarily due to a $20.4 million increase in net draws made on long-term debt as a result of the Company's refinancing of debt on March 4, 2022, partially offset by an increase in cash used for debt issuance costs, compared to a net paydown of debt in 2021.
New Credit Agreement
On March 4, 2022 the Company entered into a new Credit Agreement. The new Credit Agreement references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum, or (c) one-month term SOFR plus 1.00% per annum.
As of April 17, 2022, the Company had outstanding borrowings under the Credit Agreement of $194.4 million net of unamortized deferred financing charges and discounts, of which $2.0 million was classified as current. As of April 17, 2022, the Company had $22.0 million of available borrowing capacity under its Credit Agreement. Net draws during the sixteen weeks ended April 17, 2022 totaled $26.9 million, compared to net payments totaling $6.4 million for the same period in 2021.
As of April 17, 2022, the Company had $7.8 million of letters of credit issued against cash collateral, compared to $8.6 million for the same period in 2021. The Company's cash collateral is recorded in Restricted cash on our Condensed Consolidated Balance Sheets for the quarter ended April 17, 2022.
Covenants
We are subject to a number of customary covenants under our new Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant.
Debt Outstanding
Total debt outstanding increased $26.9 million to $203.9 million at April 17, 2022, from $177.0 million at December 26, 2021, primarily driven by net proceeds from the issuance of the New Credit Facility during the sixteen weeks ended April 17, 2022.
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

Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through April 17, 2022, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of April 17, 2022, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Credit Agreement; redemptions shall not exceed (in any fiscal year) the greater of $2,500,000 and 4% of Consolidated EBITDA calculated on a Pro Forma Basis for the then most recently ended period.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage rates have directly affected our labor costs in recent years. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Labor cost inflation had a negative impact on our financial condition and results of operations during the sixteen weeks ended April 17, 2022. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed and other wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor and commodity costs for the remainder of 2022.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2021, except for long-term debt obligations resulting from the changes to our Credit Facility in March 2022 as previously discussed in Note 6, Borrowings, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, Contractual long-term debt payments as of April 17, 2022 are as follows (in thousands):

	Payments Due by Period
	Total	2022	2023-2024	2025-2026	2027 and Thereafter
Long-term debt obligations(1)	$279,160	$15,563	$34,515	$34,515	$194,566
Purchase obligations(2)	$185,906	$36,471	$62,843	$38,848	$47,744

(1) Long-term debt obligations primarily represent minimum required principal payments under our Credit Facility including estimated interest of $75.3 million based on a 7.50% average borrowing interest rate.
(2) Purchase obligations includes the Company's share of expected system-wide fixed price commitments for food, beverage, equipment, and restaurant supply items. These amounts are estimates based on both purchase commitments for contracts, as well as anticipated inventory needed for the Company's restaurants, and could vary due to the timing of anticipated volumes.
See the maturity of lease liabilities table in Note 3, Leases, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment and future impact from the COVID-19 pandemic, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Basis of Presentation and Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "continue," and similar expressions. Forward-looking statements may relate to, among other things: (i) anticipated impacts of litigation, including employment-related claims, on our financial position and results of operations, (ii) anticipated impacts of COVID-19 on our business, our financial position and results of operations, (iii) expectations regarding our ability to attract and retain Team Members, (iv) our business focus and strategy, (v) expectations regarding claims for tax refunds, (vi) our ability to maintain our working capital position, (vii) our ability to use our Credit Facility to satisfy our working capital deficit, short-term liquidity requirements and capital expenditures, (viii) anticipated impacts of inflation, and (ix) availability of food and supplies meeting our specifications from alternate sources.
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
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

•the impact of COVID-19 on our results of operations, supply chain, and liquidity; the effectiveness of the Company's strategic initiatives, including alternative labor models, service, and operational improvement initiatives;
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
• the impact of federal, state, and local regulation of the Company's business;
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk, foreign currency exchange risk, or commodity price risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 17, 2022, we had $203.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.0 million on an annualized basis.
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
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 filed with the SEC on March 10, 2022. There have been no material changes from the risk factors disclosed in the fiscal year 2021 Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 17, 2022, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during the first fiscal quarter of 2022. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Credit Agreement; redemptions shall not exceed (in any fiscal year) the greater of $2,500,000 and 4% of Consolidated EBITDA calculated on a Pro Forma Basis for the then most recently ended period.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 17, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 17, 2022 and December 26, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the sixteen weeks ended April 17, 2022 and April 18, 2021; (iii) Condensed Consolidated Statements of Stockholders' Equity at April 17, 2022 and April 18, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 17, 2022 and April 18, 2021; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 26, 2022	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)