Form 10-Q
period 2022-07-10
RED ROBIN GOURMET BURGERS INC
filed 2022-08-10
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 001-34851

RED ROBIN GOURMET BURGERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1573084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10000 E. Geddes Avenue, Suite 500
Englewood, Colorado            80112
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
As of August 8, 2022, there were 15,893,807 shares of the registrant's common stock, par value of $0.001 per share outstanding.
1

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	July 10, 2022	December 26, 2021
Assets:
Current assets:
Cash and cash equivalents	$50,338	$22,750
Accounts receivable, net	12,578	21,400
Inventories	25,216	25,219
Income tax receivable	681	15,824
Prepaid expenses and other current assets	14,155	16,963
Restricted cash	8,676	—
Total current assets	111,644	102,156
Property and equipment, net	354,199	386,336
Operating lease assets, net	383,500	400,825
Intangible assets, net	19,848	21,292
Other assets, net	15,188	18,389
Total assets	$884,379	$928,998
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$32,419	$32,510
Accrued payroll and payroll-related liabilities	33,070	32,584
Unearned revenue	37,832	54,214
Current portion of operating lease obligations	48,080	48,842
Current portion of long-term debt	2,000	9,692
Accrued liabilities and other	53,161	45,458
Total current liabilities	206,562	223,300
Long-term debt	189,373	167,263
Long-term portion of operating lease obligations	413,278	435,136
Other non-current liabilities	13,591	26,325
Total liabilities	822,804	852,024
Commitments and contingencies (see note 8)
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,899 and 15,722 shares outstanding as of July 10, 2022 and December 26, 2021	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of July 10, 2022 and December 26, 2021	—	—
Treasury stock 4,550 and 4,727 shares, at cost, as of July 10, 2022 and December 26, 2021	(184,205)	(192,803)
Paid-in capital	239,607	242,560
Accumulated other comprehensive (loss) income, net of tax	(6)	1
Retained earnings	6,159	27,196
Total stockholders' equity	61,575	76,974
Total liabilities and stockholders' equity	$884,379	$928,998
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except for per share amounts)	July 10, 2022	July 11, 2021	July 10, 2022	July 11, 2021
Revenues:
Restaurant revenue	$288,657	$272,157	$669,269	$590,834
Franchise and other revenues	5,433	4,818	20,371	12,416
Total revenues	294,090	276,975	689,640	603,250
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	72,702	61,917	163,643	131,083
Labor	101,643	98,949	239,751	210,608
Other operating	52,003	46,928	119,867	104,640
Occupancy	22,980	21,614	53,579	51,714
Depreciation and amortization	17,637	19,215	41,556	45,103
Selling, general and administrative expenses	32,095	28,346	66,475	58,956
Pre-opening costs	235	374	297	374
Other charges, net	8,146	2,196	13,453	7,667
Total costs and expenses	307,441	279,539	698,621	610,145

Loss from operations	(13,351)	(2,564)	(8,981)	(6,895)
Other expense:
Interest expense, net and other	4,147	2,786	11,560	7,116
Loss before income taxes	(17,498)	(5,350)	(20,541)	(14,011)
Income tax provision	434	(354)	496	(302)
Net loss	$(17,932)	$(4,996)	$(21,037)	$(13,709)
Loss per share:
Basic	$(1.13)	$(0.32)	$(1.33)	$(0.88)
Diluted	$(1.13)	$(0.32)	$(1.33)	$(0.88)
Weighted average shares outstanding:
Basic	15,830	15,665	15,783	15,617
Diluted	15,830	15,665	15,783	15,617

Other comprehensive loss:
Foreign currency translation adjustment	$(18)	$(1)	$(7)	$20
Other comprehensive (loss) income, net of tax	(18)	(1)	(7)	20
Total comprehensive loss	$(17,950)	$(4,997)	$(21,044)	$(13,689)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 26, 2021	20,449	$20	4,727	$(192,803)	$242,560	$1	$27,196	$76,974
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,781	(2,846)	—	—	(65)
Non-cash stock compensation	—	—	—	—	3,042	—	—	3,042
Net loss	—	—	—	—	—	—	(3,105)	(3,105)
Other comprehensive income	—	—	—	—	—	11	—	11
Balance, April 17, 2022	20,449	$20	4,663	$(190,022)	$242,756	$12	$24,091	$76,857
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(113)	5,817	(5,691)	—	—	126
Non-cash stock compensation	—	—	—	—	2,542	—	—	2,542
Net loss	—	—	—	—	—	—	(17,932)	(17,932)
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Balance, July 10, 2022	20,449	$20	4,550	$(184,205)	$239,607	$(6)	$6,159	$61,575

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2020	20,449	$20	4,901	$(199,908)	$243,407	$(4)	$77,198	$120,713
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(74)	3,025	(3,640)	—	—	(615)
Non-cash stock compensation	—	—	—	—	880	—	—	880
Net loss	—	—	—	—	—	—	(8,713)	(8,713)
Other comprehensive income	—	—	—	—	—	21	—	21
Balance, April 18, 2021	20,449	$20	4,827	$(196,883)	$240,647	$17	$68,485	$112,286
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(95)	3,844	(3,547)	—	—	297
Non-cash stock compensation	—	—	—	—	1,577	—	—	1,577
Net loss	—	—	—	—	—	—	(4,996)	(4,996)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balance July 11, 2021	20,449	$20	4,732	$(193,039)	$238,677	$16	$63,489	$109,163
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Eight Weeks Ended
(in thousands)	July 10, 2022	July 11, 2021
Cash flows from operating activities:
Net loss	$(21,037)	$(13,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,556	45,103
Gift card breakage	(8,099)	(2,793)
Restaurant asset impairment	10,861	1,357
Non-cash other charges, net	(190)	509
Stock-based compensation expense	5,571	2,457
Other, net	2,783	1,913
Changes in operating assets and liabilities:
Accounts receivable	8,825	5,159
Income tax receivable	15,242	334
Inventories	(146)	(594)
Prepaid expenses and other current assets	2,707	1,454
Operating lease assets, net of liabilities	(7,547)	(8,927)
Trade accounts payable and accrued liabilities	4,360	17,358
Unearned revenue	(8,283)	(3,814)
Other operating assets and liabilities, net	(10,164)	(8,623)
Net cash provided by operating activities	36,439	37,184
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(15,893)	(10,854)
Proceeds from sales of real estate and property, plant, and equipment and other investing activities	269	20
Net cash used in investing activities	(15,624)	(10,834)
Cash flows from financing activities:
Borrowings of long-term debt	282,151	68,300
Payments of long-term debt and finance leases	(265,744)	(85,164)
Debt issuance costs	(4,869)	(616)
Proceeds related to real estate sale	3,856	—
Proceeds from other financing activities, net	61	549
Net cash provided by (used in) financing activities	15,455	(16,931)
Effect of exchange rate changes on cash	(6)	34
Net change in cash and cash equivalents, and restricted cash	36,264	9,453
Cash and cash equivalents, beginning of period	22,750	16,116
Cash and cash equivalents, and restricted cash, end of period	$59,014	$25,569

Supplemental disclosure of cash flow information
Income tax refunds received, net	$(14,761)	$(628)
Interest paid, net of amounts capitalized	$7,462	$5,423
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of July 10, 2022, the Company owned and operated 426 restaurants located in 38 states. The Company also had 102 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2022	April 17, 2022	16
First Quarter 2021	April 18, 2021	16
Second Quarter 2022	July 10, 2022	12
Second Quarter 2021	July 11, 2021	12
Current and Prior Fiscal Years:
Fiscal Year 2022	December 25, 2022	52
Fiscal Year 2021	December 26, 2021	52
Upcoming fiscal year:
Fiscal Year 2023	December 31, 2023	53
Reclassifications
Certain amounts presented have been reclassified within the July 11, 2021 Condensed Consolidated Statement of Cash Flows to conform with the current period presentation, including prior year reclassifications from Lease assets, net of liabilities to Other operating assets and liabilities. The reclassifications had no effect on the Company’s cash flows from operations.

Change in Accounting Estimate - Gift Card Breakage
As part of its annual assessment of gift card breakage and during the twenty-eight weeks ended July 10, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage to the updated estimated redemption pattern. As a result, the Company recognized $5.9 million of additional gift card breakage in Franchise and other revenues, partially offset by $0.6 million of associated commissions costs recognized in Selling, general and administrative expenses, in the first quarter of 2022. This change in accounting estimate decreased net loss by $5.2 million, or $0.33 per basic and diluted share for the twenty-eight weeks ended July 10, 2022. The Company does not expect the impact of this change in estimate to be material to its future financial statements.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021	July 10, 2022	July 11, 2021
Restaurant revenue	$288,657	$272,157	$669,269	$590,834
Franchise revenue	4,362	3,944	10,642	8,820
Gift card breakage(1)	280	500	8,099	2,793
Other revenue	791	374	1,630	803
Total revenues	$294,090	$276,975	$689,640	$603,250
(1)     During the twenty-eight weeks ended July 10, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. See Footnote 1, Basis of Presentation and Recent Accounting Pronouncements.
Contract liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	July 10, 2022	December 26, 2021
Unearned gift card revenue	$25,260	$41,128
Deferred loyalty revenue	$12,572	$13,086
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021
Gift card revenue	$20,639	$10,945

3. Leases
The Company's finance and operating lease assets and liabilities as of July 10, 2022 and December 26, 2021 were as follows (in thousands):

July 10, 2022	Finance(1)	Operating(2)
Lease assets, net(3)	$7,494	$383,500

Current portion of lease obligations	1,029	48,080
Long-term portion of lease obligations	8,873	413,278
Total	$9,902	$461,358

December 26, 2021	Finance(1)	Operating(2)
Lease assets, net(3)	$9,664	$400,825

Current portion of lease obligations	1,194	48,842
Long-term portion of lease obligations	10,765	435,136
Total	$11,959	$483,978
(1)     Finance lease assets and obligations are included in Other assets, net, Accrued liabilities and other current liabilities, and Other non-current liabilities on our July 10, 2022 and December 26, 2021 Consolidated Balance Sheets.
(2)     Operating lease assets and obligations are included in Operating lease assets, net, Current portion of operating lease liabilities, and Long-term portion of operating lease liabilities on our July 10, 2022 and December 26, 2021 Consolidated Balance Sheets.
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

The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Loss as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021	July 10, 2022	July 11, 2021
Operating lease cost	$16,422	$16,243	$38,111	$37,704
Finance lease cost:
Amortization of right of use assets	238	197	580	460
Interest on lease liabilities	153	117	298	276
Total finance lease cost	$391	$314	$878	$736
Variable lease cost	4,682	4,359	11,007	10,775
Total	$21,495	$20,916	$49,996	$49,215

Maturities of our lease liabilities as of July 10, 2022 were as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2022	$621	$33,689
2023	1,387	77,092
2024	1,480	75,483
2025	1,190	71,411
2026	1,246	65,683
Thereafter	6,440	325,096
Total future lease payments	$12,364	$648,454
Less imputed interest	2,462	187,096
Total lease liability	$9,902	$461,358
Supplemental cash flow and other information related to leases is as follows (in thousands, except other information):

	Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$46,194	$47,727
Finance leases	298	276
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	1,017	1,018
Cash paid for amounts included in the measurement of lease liabilities:	$47,509	$49,021

Right of use assets obtained in exchange for operating lease obligations	$7,773	$7,784
Right of use assets obtained in exchange for finance lease obligations	$541	$751

Other information related to operating leases as follows:
Weighted average remaining lease term (years)	9.39	10.01
Weighted average discount rate	7.20%	7.01%

Other information related to finance leases as follows:
Weighted average remaining lease term (years)	10.70	11.25
Weighted average discount rate	4.89%	4.56%

On June 8, 2022 the Company closed on an agreement to sell a real estate property that the Company owned and lease it back on a short-term basis. The Company collected initial net proceeds from the purchaser-lessor of $3.9 million, which represents a portion of the total consideration to be received from the sale. The Company did not recognize a sale in the second quarter of 2022 as certain criteria to recognize a sale in accordance with ASC Topic 842, Leases, and ASC Topic 606, Revenue from Contracts with Customers, were not met. The Company did not derecognize the property, and the proceeds have been recorded on the Condensed Consolidated Balance Sheet in Accrued liabilities and other, and are included within cash flows from financing activities on the Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 10, 2022. The Company expects to recognize a gain on this transaction when sale recognition criteria have been met.

4. Loss Per Share
Basic loss per share amounts are calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the twenty-eight weeks ended July 10, 2022 and July 11, 2021, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021	July 10, 2022	July 11, 2021
Basic weighted average shares outstanding	15,830	15,665	15,783	15,617
Dilutive effect of stock options and awards	—	—	—	—
Diluted weighted average shares outstanding	15,830	15,665	15,783	15,617

Awards excluded due to anti-dilutive effect on diluted loss per share	983	241	806	308

5. Other Charges, net
Other charges, net consisted of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021	July 10, 2022	July 11, 2021
Asset Impairment	$8,739	$115	$10,861	$1,357
Litigation contingencies	(1,806)	85	(86)	1,170
Restaurant closure and refranchising costs	930	1,752	1,879	4,199
Other financing costs	61	—	370	—
COVID-19 related charges	93	244	300	813
Executive transition	129	—	129	—
Board and stockholder matter costs	—	—	—	128
Other charges, net	$8,146	$2,196	$13,453	$7,667

The Company recognized non-cash impairment charges primarily related to restaurant assets at six and nine Company-owned restaurants during the twelve and twenty-eight weeks ended July 10, 2022, respectively, and one Company-owned restaurant for the twenty-eight weeks ended July 11, 2021.
Restaurant closure costs include the ongoing restaurant operating costs of the Company-owned restaurants that remained temporarily closed due to the COVID-19 pandemic, as well as any costs incurred for permanently closed restaurants including lease termination costs.
Litigation contingencies during the twelve and twenty-eight weeks ended July 10, 2022 include the impact of cash proceeds received by the Company related to certain legal claims. Litigation contingencies during the twelve and twenty-eight weeks ended July 10, 2022 and July 11, 2021 include legal settlement costs accrued related to pending or threatened litigation.
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
Executive transition costs include costs associated with transitioning to a new Chief Executive Officer.
Board and stockholder matters costs were primarily related to the recruitment and appointment of a new board member in the first quarter of 2021.

6. Borrowings
Borrowings as of July 10, 2022 and December 26, 2021 are summarized below (in thousands):

	July 10, 2022	Weighted Average Interest Rate	December 26, 2021	Weighted Average Interest Rate
Revolving line of credit	$—		$57,000
Term loan	199,500	8.70%	119,080	7.10%
Notes payable, non-current	875		875
Total borrowings	200,375		176,955
Less: unamortized debt issuance costs and discounts(1)	9,002		—
Less: current portion of long-term debt	2,000		9,692
Long-term debt	$189,373		$167,263

Revolving line of credit unamortized deferred financing charges(1):	$0.9		$2.0
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
During the first quarter of 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-eight weeks ended July 10, 2022. In association with the issuance of the new Credit Agreement, the Company recognized $4.8 million of deferred financing charges, and $6.1 million of original issuance discount.
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
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of July 10, 2022 and December 26, 2021 (in thousands):

	July 10, 2022	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$4,261	$4,261	$—	$—
Total assets measured at fair value	$4,261	$4,261	$—	$—

	December 26, 2021	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,276	$6,276	$—	$—
Total assets measured at fair value	$6,276	$6,276	$—	$—
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
We impaired long-lived restaurant assets with a carrying value (including right of use lease assets) of $18.5 million and $21.6 million, recognizing an impairment expense of $8.7 million and $10.9 million during the twelve and twenty-eight weeks ended July 10, 2022, respectively, related to the net book value of these long-lived restaurant assets. We determined the fair value of these long-lived assets to be $9.8 million and $10.7 million in the twelve and twenty-eight weeks ended July 10, 2022, respectively. The impairment was recorded as a result of quantitative impairment analyses.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of July 10, 2022, the fair value of the credit facility was approximately $195.1 million and the principal amount carrying value was $199.5 million. The credit facility term loan is reported net of $9.0 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of July 10, 2022. The carrying value approximated the fair value of the credit facility as of December 26, 2021, as the interest rate on the instrument approximated current market rates. The interest rate on the credit facility represents a level 2 fair value input.

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
As of July 10, 2022, we had a balance of $4.4 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. We ultimately may be subject to greater or less than the accrued amount.
As of July 10, 2022, we had non-cancellable purchase commitments to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $135.4 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2022 and 2021 refer to the twelve and twenty-eight weeks ended July 10, 2022 and July 11, 2021, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 528 locations in North America. As of July 10, 2022, the Company owned 426 restaurants located in 38 states. The Company also had 102 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.

Financial and Operational Highlights
The following summarizes the operational and financial highlights during the twelve weeks ended July 10, 2022:
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the twelve weeks ended July 11, 2021	$272.2
Increase/(decrease) in comparable restaurant revenue(1)	18.1
Increase/(decrease) from non-comparable restaurants	(1.6)
Total increase/(decrease)	16.5
Restaurant Revenue for the twelve weeks ended July 10, 2022	$288.7
The following summarizes the operational and financial highlights during the twenty-eight weeks ended July 10, 2022:

(millions)
Restaurant Revenue for the twenty-eight weeks ended July 11, 2021	$590.8
Increase/(decrease) in comparable restaurant revenue(1)	79.5
Increase/(decrease) from non-comparable restaurants	(1.0)
Total increase/(decrease)	78.5
Restaurant Revenue for the twenty-eight weeks ended July 10, 2022	$669.3
(1)      Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the end of the period          presented.
Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Twelve Weeks Ended
	July 10, 2022	July 11, 2021	Increase/(Decrease)
Restaurant revenue (millions)	$288.7	$272.2	6.1%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	25.2%	22.8%	240
Labor	35.2	36.4	(120)
Other operating	18.0	17.2	80
Occupancy	8.0	7.9	10
Total	86.4%	84.3%	210

	Twenty-eight Weeks Ended
	July 10, 2022	July 11, 2021	Increase/(Decrease)
Restaurant revenue (millions)	$669.3	$590.8	13.3%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	24.5%	22.2%	230
Labor	35.8	35.6	20
Other operating	17.9	17.7	20
Occupancy	8.0	8.8	(80)
Total	86.2%	84.3%	190
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes Net Loss, loss per diluted share, and adjusted loss per diluted share for the twelve and twenty-eight weeks ended and July 10, 2022 and July 11, 2021;

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	July 10, 2022	July 11, 2021	July 10, 2022	July 11, 2021
Net loss as reported	$(17,932)	$(4,996)	$(21,037)	$(13,709)

Loss per share - diluted:
Net loss as reported	$(1.13)	$(0.32)	$(1.33)	$(0.88)
Asset impairment	0.55	0.01	0.69	0.09
Change in accounting estimate, gift card breakage revenue, net of commissions(1)	—	—	(0.33)	—
Restaurant closure costs	0.06	0.11	0.12	0.27
Other financing costs(3)	—	—	0.02	—
COVID-19 related charges	0.01	0.02	0.02	0.05
Write-off of unamortized debt issuance costs(2)	—	—	0.11	—
Executive transition	0.01	—	0.01	—
Litigation contingencies	(0.11)	—	(0.01)	0.07
Board and stockholder matter costs	—	—	—	0.01
Income tax expense	(0.14)	(0.04)	(0.17)	(0.13)
Adjusted loss per share - diluted	$(0.75)	$(0.22)	$(0.87)	$(0.52)

Weighted average shares outstanding
Basic	15,830	15,665	15,783	15,617
Diluted	15,830	15,665	15,783	15,617
(1)    During the twenty-eight weeks ended July 10, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards. See Footnote 1, Basis of Presentation and Recent Accounting Pronouncements included in Part I. Financial Information in this quarterly report on form 10-Q.
(2)    Write-off of unamortized debt issuance costs related to the remaining unamortized debt issuance costs related to our Prior Credit Agreement (as defined below) with the completion of the refinancing of our Prior Credit Agreement in the first quarter of fiscal year 2022.
(3)    Other financing costs includes legal and other charges related to the refinancing of our Prior Credit Agreement in the first quarter of 2022.
We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted loss per diluted share excludes the effects of changes in accounting estimates, asset impairment, litigation contingencies, the write-off of unamortized debt issuance costs, restaurant closure costs, other financing costs, COVID-19 related costs, executive transition costs, and related income tax effects. Other companies may define adjusted net loss per diluted share differently, and as a result our measure of adjusted loss per diluted share may not be directly comparable to those of other companies. Adjusted loss per diluted share should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021	July 10, 2022	July 11, 2021
Company-owned:
Beginning of period	426	440	430	443
Closed during the period	—	(10)	(4)	(13)
End of period	426	430	426	430
Franchised:
Beginning of period	101	103	101	103
Opened during the period	1	—	1	—
Sold or closed during the period	—	(2)	—	(2)
End of period	102	101	102	101
Total number of restaurants	528	531	528	531

The following table presents total Company-owned and franchised restaurants by state or province as of July 10, 2022:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	2
Alaska	—	3
Alabama	4	—
Arizona	17	1
California	58	—
Colorado	22	—
Connecticut	—	3
Delaware	—	5
Florida	19	—
Georgia	6	—
Iowa	5	—
Idaho	8	—
Illinois	21	—
Indiana	13	—
Kansas	—	5
Kentucky	4	—
Louisiana	2	—
Massachusetts	4	2
Maryland	12	—
Maine	2	—
Michigan	—	20
Minnesota	4	—
Missouri	8	3
Montana	—	2
North Carolina	17	—
Nebraska	4	—
New Hampshire	3	—
New Jersey	12	1
New Mexico	3	—
Nevada	6	—
New York	14	—
Ohio	18	2
Oklahoma	5	—
Oregon	15	5
Pennsylvania	11	21
Rhode Island	1	—
South Carolina	4	—
South Dakota	1	—
Tennessee	11	—
Texas	20	9
Utah	1	6
Virginia	20	—
Washington	38	—
Wisconsin	11	—

Province:
British Columbia	—	12
Total	426	102

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021	July 10, 2022	July 11, 2021
Revenues:
Restaurant revenue	98.2%	98.3%	97.0%	97.9%
Franchise and other revenues	1.8	1.7	3.0	2.1
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Cost of sales	25.2	22.8	24.5	22.2
Labor	35.2	36.4	35.8	35.6
Other operating	18.0	17.2	17.9	17.7
Occupancy	8.0	7.9	8.0	8.8
Total restaurant operating costs	86.4	84.3	86.2	84.3
Depreciation and amortization	6.0	6.9	6.0	7.5
Selling, general and administrative	10.9	10.2	9.7	9.8
Pre-opening and acquisition costs	0.1	0.1	—	0.1
Other charges, net	2.8	0.8	2.0	1.3
Loss from operations	(4.5)	(0.9)	(1.3)	(1.1)

Interest expense, net and other	1.4	1.0	1.7	1.2
Loss before income taxes	(5.9)	(1.9)	(3.0)	(2.3)
Income tax benefit	0.1	(0.1)	0.1	(0.1)
Net loss	(6.1)%	(1.8)%	(3.1)%	(2.3)%

Revenues

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Revenues in thousands)	July 10, 2022	July 11, 2021	Percent Change	July 10, 2022	July 11, 2021	Percent Change
Restaurant revenue	$288,657	$272,157	6.1%	$669,269	$590,834	13.3%
Franchise royalties, fees and other revenue	5,433	4,818	12.8%	20,371	12,416	64.1%
Total revenues	$294,090	$276,975	6.2%	$689,640	$603,250	14.3%
Average weekly net sales volumes in Company-owned restaurants	$56,633	$53,135	6.6%	$56,123	$49,347	13.7%
Total operating weeks	5,097	5,122	(0.5)%	11,925	11,973	(0.4)%
Net sales per square foot	$109	$102	6.7%	$251	$221	13.7%

Restaurant revenue for the twelve weeks ended July 10, 2022, which comprises primarily food and beverage sales, increased $16.5 million, or 6.1%, as compared to the second quarter of 2021. The increase was due to a $18.1 million, or 6.7%, increase in comparable restaurant revenue, and a $1.6 million decrease at non-comparable restaurants, including the impact of restaurant closures. The comparable restaurant revenue increase was driven by a 9.6% increase in average Guest check, and a 2.9% decrease in Guest count. The increase in average Guest check resulted from a 3.7% increase in menu mix, a 6.0% increase in pricing, and was partially offset by a 0.1% decrease from higher discounts. The increase in menu mix was primarily driven by our limited time menu offerings and higher dine-in sales volumes. Off-premises sales decreased 6.3% and comprised 28.6% of total food and beverage sales during the second quarter of 2022, as compared to the same period in 2021.
Restaurant revenue for the twenty-eight weeks ended July 10, 2022, increased $78.4 million, or 13.3%, as compared to the twenty-eight weeks ended July 11, 2021. The increase was due to a $79.5 million, or 13.8%, increase in comparable restaurant revenue, and a $1.0 million decrease at non-comparable restaurants, including the impact of restaurant closures. The comparable restaurant revenue increase was driven by a 11.3% increase in average Guest check, and a 2.5% increase in Guest count. The increase in average Guest check resulted from a 5.0% increase in menu mix, a 5.6% increase in pricing, and a 0.7% decrease in discounts. The increase in menu mix was primarily driven by our limited time menu offerings and higher dine-in sales volumes. Off-premises sales decreased 10.3% and comprised 29.7% of total food and beverage sales during the twenty-eight weeks ended July 10, 2022, as compared to the same period in 2021.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues are comprised of Company-owned restaurants that have operated five full quarters as of the end of the period presented. The Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic were not included in the comparable base for the twenty-eight weeks ended July 10, 2022 or July 11, 2021. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of reopened, new and acquired restaurants during the period, the average square footage of our restaurants, as well as the impact of changing capacity limitations in response to COVID-19 levels in a given locality. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue increased $0.6 million for the twelve weeks ended July 10, 2022 compared to the twelve weeks ended July 11, 2021. Our franchisees reported a comparable restaurant revenue increase of 3.8% for the twelve weeks ended July 10, 2022 compared to the same period in 2021.
Franchise and other revenue increased $8.0 million for the twenty-eight weeks ended July 10, 2022 compared to the twenty-eight weeks ended July 11, 2021, primarily due to the re-evaluation of the estimated redemption pattern related to gift cards resulting in a $5.8 million adjustment to gift card breakage from aligning our estimate to the updated estimated redemption pattern. Our franchisees reported a comparable restaurant revenue increase of 11.7% for the twenty-eight weeks ended July 10, 2022 compared to the same period in 2021.

Cost of Sales

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 10, 2022	July 11, 2021	Percent Change	July 10, 2022	July 11, 2021	Percent Change
Cost of sales	$72,702	$61,917	17.4%	$163,643	$131,083	24.8%
As a percent of restaurant revenue	25.2%	22.8%	2.4%	24.5%	22.2%	2.3%
Cost of sales, which comprises of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 240 basis points for the twelve weeks ended July 10, 2022 as compared to the same period in 2021. The increase was primarily driven by commodity inflation, partially offset by pricing and rebates.
Cost of sales as a percentage of restaurant revenue increased 230 basis points for the twenty-eight weeks ended July 10, 2022 as compared to the same period in 2021. The increase was primarily driven by commodity inflation, partially offset by favorable mix shifts, pricing, and rebates.

Labor

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 10, 2022	July 11, 2021	Percent Change	July 10, 2022	July 11, 2021	Percent Change
Labor	$101,643	$98,949	2.7%	$239,751	$210,608	13.8%
As a percent of restaurant revenue	35.2%	36.4%	(1.2)%	35.8%	35.6%	0.2%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 10, 2022, labor as a percentage of restaurant revenue decreased 120 basis points compared to the same period in 2021. The decrease was primarily driven by sales leverage and lower group insurance and management incentive compensation costs, partially offset by wage rate inflation.
For the twenty-eight weeks ended July 10, 2022, labor as a percentage of restaurant revenue increased 20 basis points compared to the same period in 2021. The increase was primarily driven by higher wage rate inflation and staffing costs, partially offset by sales leverage and lower group insurance and management incentive compensation costs.
Other Operating

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 10, 2022	July 11, 2021	Percent Change	July 10, 2022	July 11, 2021	Percent Change
Other operating	$52,003	$46,928	10.8%	$119,867	$104,640	14.6%
As a percent of restaurant revenue	18.0%	17.2%	0.8%	17.9%	17.7%	0.2%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended July 10, 2022, other operating costs as a percentage of restaurant revenue increased 80 basis points as compared to the same period in 2021. The increase was primarily driven by increases in maintenance costs, utilities and third party commissions, partially offset by lower hiring costs and sales leverage.
For the twenty-eight weeks ended July 10, 2022, other operating costs as a percentage of restaurant revenue increased 20 basis points as compared to the same period in 2021. The increase was primarily driven by increases in maintenance costs, utilities, and third party commissions, partially offset by lower supply costs driven by lower off-premises sales, lower hiring costs, and sales leverage.
Occupancy

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 10, 2022	July 11, 2021	Percent Change	July 10, 2022	July 11, 2021	Percent Change
Occupancy	$22,980	$21,614	6.3%	$53,579	$51,714	3.6%
As a percent of restaurant revenue	8.0%	7.9%	0.1%	8.0%	8.8%	(0.8)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. For the twelve weeks ended July 10, 2022, occupancy costs as a percentage of restaurant revenue increased 10 basis points compared to the same period in 2021 primarily driven by higher insurance costs, partially offset by sales leverage.
For the twenty-eight weeks ended July 10, 2022, occupancy costs as a percentage of restaurant revenue decreased 80 basis points compared to the same period in 2021 primarily driven by sales leverage, partially offset by higher insurance costs.
Our fixed rents for the twelve weeks ended July 10, 2022 and July 11, 2021 were $16.1 million and $16.0 million, an increase of $0.1 million. Our fixed rents for the twenty-eight weeks ended July 10, 2022 and July 11, 2021 were $37.4 million and $37.0 million.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 10, 2022	July 11, 2021	Percent Change	July 10, 2022	July 11, 2021	Percent Change
Depreciation and amortization	$17,637	$19,215	(8.2)%	$41,556	$45,103	(7.9)%
As a percent of total revenues	6.0%	6.9%	(0.9)%	6.0%	7.5%	(1.5)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended July 10, 2022, depreciation and amortization expense as a percentage of revenue decreased 90 basis points over the same period in 2021 primarily due to net closed Company-owned restaurants, and sales leverage.
For the twenty-eight weeks ended July 10, 2022, depreciation and amortization expense as a percentage of revenue decreased 150 basis points over the same period in 2021 primarily due to net closed Company-owned restaurants, and sales leverage.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 10, 2022	July 11, 2021	Percent Change	July 10, 2022	July 11, 2021	Percent Change
Selling, general, and administrative	$32,095	$28,346	13.2%	$66,475	$58,956	12.8%
As a percent of total revenues	10.9%	10.2%	0.7%	9.7%	9.8%	(0.1)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
General, and administrative costs in the twelve weeks ended July 10, 2022 increased $1.0 million, or 5.7%, as compared to the same period in 2021. The increase was primarily driven by increased stock based compensation expense, merit increases, and increased manager-in-training costs, partially offset by a decrease in incentive compensation costs.
General, and administrative costs in the twenty-eight weeks ended July 10, 2022 increased $3.2 million, or 8.0%, as compared to the same period in 2021. The increase was primarily driven by increased stock based compensation expense, merit increases, and increased manager-in-training costs.
Selling costs in the twelve weeks ended July 10, 2022 increased $2.7 million, or 25.8%, as compared to the same period in 2021. The increase was primarily driven by increased marketing spend.
Selling costs in the twenty-eight weeks ended July 10, 2022 increased $4.3 million, or 22.8%, as compared to the same period in 2021. The increase was primarily driven by increased marketing spend.
Pre-opening Costs

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 10, 2022	July 11, 2021	Percent Change	July 10, 2022	July 11, 2021	Percent Change
Pre-opening costs	$235	$374	(37.2)%	$297	$374	(20.6)%
As a percent of total revenues	0.1%	0.1%	—%	—%	0.1%	(0.1)%
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
We incurred pre-opening costs during the twelve and twenty-eight weeks ended July 10, 2022 related to the rollout of Donatos®. The Company expects to continue its roll out of Donatos® in 2022 to approximately 50 restaurants.

Interest Expense, Net and Other
Interest expense, net and other was $4.1 million for the twelve weeks ended July 10, 2022, an increase of $1.4 million, or 48.9%, compared to the same period in 2021. The increase was primarily related to higher outstanding debt and a higher weighted average interest rate for the quarter. Our weighted average interest rate on our credit facility debt was 8.7% for the twelve weeks ended July 10, 2022 as compared to 7.4% for the same period in 2021.
Interest expense, net and other was $11.6 million for the twenty-eight weeks ended July 10, 2022, an increase of $4.4 million, or 62.5%, compared to the same period in 2021. The increase was primarily related to higher outstanding debt and a higher weighted average interest rate as well as the write off of approximately $1.7 million of deferred financing charges related to the Company's Prior Credit Facility upon the execution of the Credit Agreement on March 4, 2022. Our weighted average interest rate on our credit facility debt was 8.4% for the twenty-eight weeks ended July 10, 2022 as compared to 6.7% for the same period in 2021.
Income Tax Provision
The effective tax rate for the twelve weeks ended July 10, 2022 was a 2.5% expense, compared to a 6.6% benefit for the twelve weeks ended July 11, 2021.
The effective tax rate for the twenty-eight weeks ended July 10, 2022 was a 2.4% expense, compared to a 2.2% benefit for the twenty-eight weeks ended July 11, 2021.
During the twelve and twenty-eight weeks ended July 10, 2022, the Company received $12.3 million and $14.8 million of federal and state refund claims, respectively, and expects to receive an additional $0.6 million during the second half of 2022.
Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $36.3 million to $59.0 million as of July 10, 2022, from $22.8 million at the beginning of the fiscal year. As the Company continues to recover from the COVID-19 pandemic and generates operating cash flow, the Company is using available cash flow from operations to maintain existing restaurants and infrastructure, execute on its long-term strategic initiatives, and pay down debt. As of July 10, 2022, the Company had approximately $75.3 million in liquidity, including cash on hand and available borrowing capacity under its credit facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021
Net cash provided by operating activities	$36,439	$37,184
Net cash used in investing activities	(15,624)	(10,834)
Net cash provided by (used in) financing activities	15,455	(16,931)
Effect of exchange rate changes on cash	(6)	34
Net change in cash and cash equivalents, and restricted cash	$36,264	$9,453
Operating Cash Flows
Net cash flows provided by operating activities decreased $0.7 million to $36.4 million for the twenty-eight weeks ended July 10, 2022. The change in net cash provided by operating activities is primarily attributable to increased loss from operations, partially offset by increased non-cash items as well as other changes in working capital, including the tax refunds received in 2022, as presented in the Condensed Consolidated Statements of Cash Flows.
Investing Cash Flows
Net cash flows used in investing activities increased $4.8 million to $15.6 million for the twenty-eight weeks ended July 10, 2022, as compared to $10.8 million for the same period in 2021. The increase is primarily due to increased spending on restaurant improvements, and investments in technology.

The following table lists the components of our capital expenditures, net of currency translation, for the twenty-eight weeks ended July 10, 2022 and July 11, 2021 (in thousands):

	Twenty-Eight Weeks Ended
	July 10, 2022	July 11, 2021
Restaurant improvement capital and other	$7,379	$6,184
Investment in technology, infrastructure, and other	4,877	2,878
Donatos® expansion	2,872	1,792
New restaurants and restaurant refreshes	765	—
Total capital expenditures	$15,893	$10,854
Financing Cash Flows
Net cash flows provided by financing activities increased $32.4 million to $15.5 million for the twenty-eight weeks ended July 10, 2022, as compared to net cash flows used in financing activities of $16.9 million in the same period in 2021. The increase is primarily due to $16.4 million in net draws made on long-term debt as a result of the Company's refinancing of debt on March 4, 2022 and $3.9 million in proceeds received related to a real estate sale, partially offset by an increase in cash used for debt issuance costs, compared to a net paydown of debt of $16.9 million in 2021.
New Credit Agreement
On March 4, 2022 the Company entered into a new Credit Agreement (the "Credit Agreement"), which replaced its prior amended and restated credit agreement (the "Prior Credit Agreement"). The new Credit Agreement references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% per annum, or (c) one-month term SOFR plus 1.00% per annum.
As of July 10, 2022, the Company had outstanding borrowings under the Credit Agreement of $190.5 million net of unamortized deferred financing charges and discounts, of which $2.0 million was classified as current. As of July 10, 2022, the Company had $25.0 million of available borrowing capacity under its Credit Agreement.
As of July 10, 2022, the Company had $8.4 million of letters of credit issued against cash collateral, compared to $8.6 million for the same period in 2021. The Company's cash collateral is recorded in Restricted cash on our Condensed Consolidated Balance Sheets for the quarter ended July 10, 2022.
Covenants
We are subject to a number of customary covenants under our new Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant.
Debt Outstanding
Total debt outstanding increased $23.4 million to $200.4 million at July 10, 2022, from $177.0 million at December 26, 2021, primarily driven by net proceeds from the issuance of the New Credit Facility during the twenty-eight weeks ended July 10, 2022.
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

Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through July 10, 2022, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of July 10, 2022, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Credit Agreement; repurchases shall not exceed (in any fiscal year) the greater of $2,500,000 and 4% of Consolidated EBITDA calculated on a Pro Forma Basis for the then most recently ended period.
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. Increases in wage rates have directly affected our labor costs in recent years. Additionally, many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Labor cost and commodity cost inflation had a negative impact on our financial condition and results of operations during the twelve and twenty-eight weeks ended July 10, 2022. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed and other wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor and commodity costs for the remainder of 2022.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2021, except for long-term debt obligations resulting from the refinancing of our Credit Agreement in March 2022 as previously discussed above and in Note 6, Borrowings, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, Contractual long-term debt payments as of July 10, 2022 are as follows (in thousands):

	Payments Due by Period
	Total	2022	2023-2024	2025-2026	2027 and Thereafter
Long-term debt obligations(1)	$269,350	$7,999	$33,950	$33,341	$194,060
Purchase obligations(2)	$182,566	$30,888	$66,326	$38,848	$46,504

(1) Long-term debt obligations primarily represent minimum required principal payments under our Credit Facility including estimated interest of $69.0 million based on a 7.50% average borrowing interest rate.
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
Recently Issued and Recently Adopted Accounting Standards
None noted.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "continue," and similar expressions. Forward-looking statements may relate to, among other things: (i) anticipated impacts of litigation, including employment-related claims, on our financial position and results of operations, (ii) anticipated impacts of COVID-19 on our business, our financial position and results of operations, (iii) expectations regarding our ability to attract and retain Team Members, (iv) our business focus and strategy, (v) our ability to maintain our working capital position, (vi) our ability to use our credit facility to satisfy our working capital deficit, short-term liquidity requirements and capital expenditures, (vii) anticipated impacts of inflation, and (viii) availability of food and supplies meeting our specifications from alternate sources.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of July 10, 2022, we had $199.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.0 million on an annualized basis.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 10, 2022, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Credit Agreement; repurchases shall not exceed (in any fiscal year) the greater of $2,500,000 and 4% of Consolidated EBITDA calculated on a Pro Forma Basis for the then most recently ended period.

ITEM 6.    Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 10, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 10, 2022 and December 26, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve and twenty-eight weeks ended July 10, 2022 and July 11, 2021; (iii) Condensed Consolidated Statements of Stockholders' Equity at July 10, 2022 and July 11, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 10, 2022 and July 11, 2021; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 10, 2022	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)