Form 10-Q
period 2022-10-02
RED ROBIN GOURMET BURGERS INC
filed 2022-11-02
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

or

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
As of October 31, 2022, there were 15,928,045 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	October 2, 2022	December 26, 2021
Assets:
Current assets:
Cash and cash equivalents	$50,040	$22,750
Accounts receivable, net	11,915	21,400
Inventories	25,212	25,219
Income tax receivable	754	15,824
Prepaid expenses and other current assets	13,044	16,963
Restricted cash	8,090	—
Total current assets	109,055	102,156
Property and equipment, net	342,386	386,336
Operating lease assets, net	375,747	400,825
Intangible assets, net	19,320	21,292
Other assets, net	14,434	18,389
Total assets	$860,942	$928,998
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$33,814	$32,510
Accrued payroll and payroll-related liabilities	34,040	32,584
Unearned revenue	37,539	54,214
Current portion of operating lease obligations	47,726	48,842
Current portion of long-term debt	2,000	9,692
Accrued liabilities and other	50,482	45,458
Total current liabilities	205,601	223,300
Long-term debt	189,320	167,263
Long-term portion of operating lease obligations	401,274	435,136
Other non-current liabilities	13,120	26,325
Total liabilities	809,315	852,024
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,900 and 15,722 shares outstanding as of October 2, 2022 and December 26, 2021	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of October 2, 2022 and December 26, 2021	—	—
Treasury stock 4,549 and 4,727 shares, at cost, as of October 2, 2022 and December 26, 2021	(184,169)	(192,803)
Paid-in capital	242,235	242,560
Accumulated other comprehensive income (loss), net of tax	(51)	1
Retained earnings (deficit)	(6,408)	27,196
Total stockholders' equity	51,627	76,974
Total liabilities and stockholders' equity	$860,942	$928,998
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except for per share amounts)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenues:
Restaurant revenue	$282,449	$270,202	$951,718	$861,036
Franchise and other revenues	4,439	5,242	24,810	17,658
Total revenues	286,888	275,444	976,528	878,694
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	70,640	62,671	234,283	193,754
Labor	100,522	99,725	340,273	310,333
Other operating	52,858	51,462	172,725	156,102
Occupancy	22,828	22,519	76,406	74,233
Depreciation and amortization	17,368	18,881	58,924	63,984
Selling, general, and administrative expenses	35,692	30,343	102,168	89,299
Pre-opening costs	217	418	514	792
Other charges (gains), net	(5,217)	1,561	8,236	9,228
Total costs and expenses	294,908	287,580	993,529	897,725

Loss from operations	(8,020)	(12,136)	(17,001)	(19,031)
Other expense:
Interest expense, net and other	4,590	2,870	16,151	9,986
Loss on debt refinancing
Interest income and other, net
Total other expenses	4,590	2,870	16,151
Loss before income taxes	(12,610)	(15,006)	(33,152)	(29,017)
Income tax provision (benefit)	(43)	(26)	453	(328)
Net loss	$(12,567)	$(14,980)	$(33,605)	$(28,689)
Loss per share:
Basic	$(0.79)	$(0.95)	$(2.12)	$(1.83)
Diluted	$(0.79)	$(0.95)	$(2.12)	$(1.83)
Weighted average shares outstanding:
Basic	15,892	15,709	15,816	15,647
Diluted	15,892	15,709	15,816	15,647

Other comprehensive income (loss):
Foreign currency translation adjustment	$(45)	$(6)	$(51)	$14
Other comprehensive income (loss), net of tax	(45)	(6)	(51)	14
Total comprehensive loss	$(12,612)	$(14,986)	$(33,656)	$(28,675)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Retained Earnings (Deficit)
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 26, 2021	20,449	$20	4,727	$(192,803)	$242,560	$1	$27,196	$76,974
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,781	(2,846)	—	—	(65)
Non-cash stock compensation	—	—	—	—	3,042	—	—	3,042
Net loss	—	—	—	—	—	—	(3,105)	(3,105)
Other comprehensive income (loss), net of tax	—	—	—	—	—	11	—	11
Balance, April 17, 2022	20,449	$20	4,663	$(190,022)	$242,756	$12	$24,091	$76,857
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(113)	5,817	(5,691)	—	—	126
Non-cash stock compensation	—	—	—	—	2,542	—	—	2,542
Net loss	—	—	—	—	—	—	(17,932)	(17,932)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18)	—	(18)
Balance, July 10, 2022	20,449	$20	4,550	$(184,205)	$239,607	$(6)	$6,159	$61,575
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(1)	36	(40)	—	—	(4)
Non-cash stock compensation	—	—	—	—	2,668	—	—	2,668
Net loss	—	—	—	—	—	—	(12,567)	(12,567)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(45)	—	(45)
Balance, October 2, 2022	20,449	$20	4,549	$(184,169)	$242,235	$(51)	$(6,408)	$51,627

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2020	20,449	$20	4,901	$(199,908)	$243,407	$(4)	$77,198	$120,713
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(74)	3,025	(3,640)	—	—	(615)
Non-cash stock compensation	—	—	—	—	880	—	—	880
Net loss	—	—	—	—	—	—	(8,713)	(8,713)
Other comprehensive income (loss), net of tax	—	—	—	—	—	21	—	21
Balance, April 18, 2021	20,449	$20	4,827	$(196,883)	$240,647	$17	$68,485	$112,286
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(95)	3,844	(3,547)	—	—	297
Non-cash stock compensation	—	—	—	—	1,577	—	—	1,577
Net loss	—	—	—	—	—	—	(4,996)	(4,996)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	—	(1)
Balance, July 11, 2021	20,449	$20	4,732	$(193,039)	$238,677	$16	$63,489	$109,163
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(5)	220	(280)	—	—	(60)
Non-cash stock compensation	—	—	—	—	2,048	—	—	2,048
Net loss	—	—	—	—	—	—	(14,980)	(14,980)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6)	—	(6)
Balance, October 3, 2021	20,449	$20	4,727	$(192,819)	$240,445	$10	$48,509	$96,165
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Forty Weeks Ended
(in thousands)	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net loss	$(33,605)	$(28,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,924	63,984
Gift card breakage	(8,289)	(3,231)
Restaurant asset impairment	13,048	1,357
Non-cash other charges, net	(2,287)	319
Stock-based compensation expense	8,229	4,501
(Gain) loss on sale of property, plant, and equipment	(9,204)	—
Other, net	3,240	2,228
Changes in operating assets and liabilities:
Accounts receivable	9,487	4,544
Income tax receivable	15,163	520
Inventories	(217)	—
Prepaid expenses and other current assets	2,183	1,014
Operating lease assets, net of liabilities	(10,562)	(12,711)
Trade accounts payable and accrued liabilities	9,621	16,948
Unearned revenue	(8,386)	(4,286)
Other operating assets and liabilities, net	(8,545)	(8,881)
Net cash provided by operating activities	38,800	37,617
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(27,036)	(19,987)
Proceeds from sales of property and equipment and other investing activities	8,739	20
Net cash used in investing activities	(18,297)	(19,967)
Cash flows from financing activities:
Borrowings of long-term debt	282,151	109,500
Payments of long-term debt and finance leases	(266,275)	(125,216)
Debt issuance costs	(4,869)	(870)
Proceeds related to real estate sale	3,856	—
Proceeds from other financing activities, net	58	549
Net cash provided by (used in) financing activities	14,921	(16,037)
Effect of exchange rate changes on cash	(44)	28
Net change in cash and cash equivalents, and restricted cash	35,380	1,641
Cash and cash equivalents, beginning of period	22,750	16,116
Cash and cash equivalents, and restricted cash, end of period	$58,130	$17,757

Supplemental disclosure of cash flow information
Income tax refunds received, net	$(14,729)	$(840)
Interest paid, net of amounts capitalized	$11,387	$7,586
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of October 2, 2022, the Company owned and operated 424 restaurants located in 38 states. The Company also had 101 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2022	April 17, 2022	16
First Quarter 2021	April 18, 2021	16
Second Quarter 2022	July 10, 2022	12
Second Quarter 2021	July 11, 2021	12
Third Quarter 2022	October 2, 2022	12
Third Quarter 2021	October 3, 2021	12
Current and Prior Fiscal Years:
Fiscal Year 2022	December 25, 2022	52
Fiscal Year 2021	December 26, 2021	52
Upcoming fiscal year:
Fiscal Year 2023	December 31, 2023	53
Reclassifications
Certain amounts presented have been reclassified within the October 3, 2021 Condensed Consolidated Statement of Cash Flows to conform with the current period presentation, including prior year reclassifications from Lease assets, net of liabilities to Other operating assets and liabilities. The reclassifications had no effect on the Company’s cash flows from operations.

Change in Accounting Estimate - Gift Card Breakage
As part of its annual assessment of gift card breakage and during the forty weeks ended October 2, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage to the updated estimated redemption pattern. As a result, the Company recognized $5.9 million of additional gift card breakage in Franchise and other revenues, partially offset by $0.6 million of associated commissions costs recognized in Selling, general and administrative expenses, in the first quarter of 2022. This change in accounting estimate decreased net loss by $5.2 million, or $0.33 per basic and diluted share for the forty weeks ended October 2, 2022. The Company does not expect the impact of this change in estimate to be material to its future financial statements.
Recent Tax Legislation
The CHIPS and Science Act of 2022 (CHIPS) and the Inflation Reduction Act (IRA) of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company is currently evaluating the impact of CHIPS and IRA, but at present does not expect that any of the provisions included in these acts would result in a material impact to our deferred tax assets, liabilities, or income taxes payable.
2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Restaurant revenue	$282,449	$270,202	$951,718	$861,036
Franchise revenue	4,249	4,303	14,891	13,123
Gift card breakage(1)	190	438	8,290	3,231
Other revenue	—	501	1,629	1,304
Total revenues	$286,888	$275,444	$976,528	$878,694
(1)     During the forty weeks ended October 2, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. See Note 1. Basis of Presentation and Recent Accounting Pronouncements.
Contract liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	October 2, 2022	December 26, 2021
Unearned gift card revenue	$23,971	$41,128
Deferred loyalty revenue	$13,568	$13,086
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Forty Weeks Ended
	October 2, 2022	October 3, 2021
Gift card revenue	$19,788	$14,448

3. Leases
The Company's finance and operating lease assets and liabilities as of October 2, 2022 and December 26, 2021 were as follows (in thousands):

October 2, 2022	Finance(1)	Operating(2)
Lease assets, net(3)	$7,233	$375,747

Current portion of lease obligations	1,015	47,726
Long-term portion of lease obligations	8,630	401,274
Total	$9,645	$449,000

December 26, 2021	Finance(1)	Operating(2)
Lease assets, net(3)	$9,664	$400,825

Current portion of lease obligations	1,194	48,842
Long-term portion of lease obligations	10,765	435,136
Total	$11,959	$483,978
(1)     Finance lease assets and obligations are included in Other assets, net, Accrued liabilities and other current liabilities, and Other non-current liabilities on our October 2, 2022 and December 26, 2021 Condensed Consolidated Balance Sheets.
(2)     Operating lease assets and obligations are included in Operating lease assets, net, Current portion of operating lease liabilities, and Long-term portion of operating lease liabilities on our October 2, 2022 and December 26, 2021 Condensed Consolidated Balance Sheets.
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

The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Loss as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Operating lease cost	$15,793	$16,061	$53,904	$53,765
Finance lease cost:
Amortization of right of use assets	261	197	841	657
Interest on lease liabilities	111	131	408	407
Total finance lease cost	$372	$328	$1,249	$1,064
Variable lease cost	4,130	4,496	15,136	15,271
Total	$20,295	$20,885	$70,289	$70,100

Maturities of our lease liabilities as of October 2, 2022 were as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2022	$260	$13,829
2023	1,386	76,978
2024	1,479	76,047
2025	1,189	71,921
2026	1,245	66,078
Thereafter	6,454	323,647
Total future lease payments	$12,013	$628,500
Less imputed interest	2,368	179,500
Total lease liability	$9,645	$449,000
Supplemental cash flow and other information related to leases is as follows (in thousands, except other information):

	Forty Weeks Ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$65,943	$68,036
Finance leases	408	406
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	1,048	1,447
Cash paid for amounts included in the measurement of lease liabilities:	$67,399	$69,889

Right of use assets obtained in exchange for operating lease obligations	$11,604	$27,483
Right of use assets obtained in exchange for finance lease obligations	$541	$988

Other information related to operating leases as follows:
Weighted average remaining lease term (years)	9.21	9.86
Weighted average discount rate	7.24%	7.01%

Other information related to finance leases as follows:
Weighted average remaining lease term (years)	10.49	11.04
Weighted average discount rate	4.89%	4.56%
4. Loss Per Share
Basic loss per share amounts are calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for each of the twelve and forty weeks ended October 2, 2022 and October 3, 2021, all potentially dilutive common shares are considered anti-dilutive.

The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Basic weighted average shares outstanding	15,892	15,709	15,816	15,647
Dilutive effect of stock options and awards	—	—	—	—
Diluted weighted average shares outstanding	15,892	15,709	15,816	15,647

Awards excluded due to anti-dilutive effect on diluted loss per share	869	545	1,010	390
5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Asset impairment	$2,187	$—	$13,048	$1,357
Gain on sale of restaurant property	(9,204)	—	(9,204)	—
Executive transition	1,825	—	1,954	—
Other financing costs	1,022	—	1,392	—
COVID-19 related charges	123	299	423	1,112
Restaurant closure costs (gains)	(1,570)	1,102	309	5,301
Closed corporate office, net of sublease income	267	—	267	—
Litigation contingencies	133	160	47	1,330
Board and stockholder matter costs	—	—	—	128
Other charges (gains), net	$(5,217)	$1,561	$8,236	$9,228
The Company recognized non-cash impairment charges primarily related to restaurant assets at one and ten Company-owned restaurants during the twelve and forty weeks ended October 2, 2022, respectively, and one Company-owned restaurant for the forty weeks ended October 3, 2021.
During the second quarter of 2022 the Company closed on an agreement to sell a restaurant property that the Company owned and leased back on a short-term basis. The Company collected initial net proceeds from the purchaser-lessor of $3.9 million, which represented a portion of the total consideration received from the sale. The Company did not recognize a sale in the second quarter of 2022 as certain criteria to recognize a sale in accordance with ASC Topic 842, Leases, and ASC Topic 606, Revenue from Contracts with Customers, were not met. During third quarter of 2022, the Company received the remaining proceeds, upon which the lease terminated and the sale transaction was completed, and recognized a $9.2 million gain on the sale of the restaurant property . The initial net proceeds of $3.9 million are included within cash flows from financing activities and the final proceeds received of $8.5 million are included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 2, 2022.
Executive transition costs include costs associated with transitioning to a new Chief Executive Officer.
Other financing costs include fees related to the entry by the Company into the new Credit Agreement (as defined below) on March 4, 2022 that were not capitalized with the closing of the Credit Facility. See Note 6. Borrowings.
COVID-19 related costs include the costs of purchasing personal protective equipment for restaurant Team Members and Guests and emergency sick pay provided to restaurant Team Members related to the COVID-19 pandemic.
Restaurant closure costs (gains) include the ongoing restaurant operating costs of the Company-owned restaurants incurred for permanently closed restaurants and closed restaurant lease termination gains or losses.
Closed corporate office, net of sublease income includes expense and sublease income related to a corporate office facility that was vacated and subleased.
Litigation contingencies during the twelve and forty weeks ended October 2, 2022 include the impact of cash proceeds received by the Company related to certain legal claims. Litigation contingencies during the twelve and forty weeks ended October 2, 2022 and October 3, 2021 include legal settlement costs accrued related to pending or threatened litigation.

Board and stockholder matters costs were primarily related to the recruitment and appointment of a new board member in the first quarter of 2021.
6. Borrowings
Borrowings as of October 2, 2022 and December 26, 2021 are summarized below (in thousands):

	October 2, 2022	Weighted Average Interest Rate	December 26, 2021	Weighted Average Interest Rate
Revolving line of credit	$—		$57,000
Term loan	199,000	8.70%	119,080	7.10%
Notes payable, non-current	875		875
Total borrowings	199,875		176,955
Less: unamortized debt issuance costs and discounts(1)	8,555		—
Less: current portion of long-term debt	2,000		9,692
Long-term debt	$189,320		$167,263

Revolving line of credit unamortized deferred financing charges(1):	$1,042		$2,015
(1)     Loan origination costs associated with the Company's credit facility are included as deferred costs in Other assets, net for financing charges allocated to the Revolving line of credit, and Long-term debt for financing charges associated with the term loan in the accompanying Condensed Consolidated Balance Sheets.
Credit Agreement
On March 4, 2022, the Company replaced its prior amended and restated credit agreement (the "Prior Credit Agreement") with a new Credit Agreement (the "Credit Agreement") by and among the Company, Red Robin International, Inc., as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto, Fortress Credit Corp., as Administrative Agent and as Collateral Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner. The five-year $225.0 million Credit Agreement provides for a $25.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). The borrower maintains the option to increase the Credit Agreement in the future, subject to lenders’ participation, by up to an additional $40.0 million in the aggregate on the terms and conditions set forth in the Credit Agreement.
The Credit Facility will mature on March 4, 2027. No amortization is required with respect to the revolving Credit Facility. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. The variable interest rate on the term loan was 10.31% as of October 2, 2022.
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
On March 4, 2022, Red Robin International, Inc., the Company, and the guarantors also entered into a Pledge and Security Agreement (the “Security Agreement”) granting to the Administrative Agent a first priority security interest in substantially all of the assets of the borrower and the guarantors to secure the obligations under the Credit Agreement. This new Security Agreement replaced the existing security agreement, dated January 10, 2020, which was entered into in connection with the Prior Credit Agreement.
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
The summary descriptions of the Credit Agreement and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Credit Agreement and the Security Agreement, respectively, which were filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2022.
During the first quarter of 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the forty weeks ended October 2, 2022. In association with the execution of the new Credit Agreement, the Company recognized $4.8 million of deferred financing charges, and $6.1 million of original issuance discount.
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
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of October 2, 2022 and December 26, 2021 (in thousands):

	October 2, 2022	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$4,020	$4,020	$—	$—
Total assets measured at fair value	$4,020	$4,020	$—	$—

	December 26, 2021	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,276	$6,276	$—	$—
Total assets measured at fair value	$6,276	$6,276	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and other intangible assets. These assets are measured at fair value if determined to be impaired.
The Company has measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement. See Note 5. Other Charges (Gains), net.
We impaired long-lived restaurant assets with a carrying value (including right of use lease assets) of $5.8 million and $27.3 million, recognizing an impairment expense of $2.2 million and $13.0 million during the twelve and forty weeks ended October 2, 2022, respectively, related to the net book value of these long-lived restaurant assets. We determined the fair value of these long-lived assets to be $3.6 million and $14.3 million in the twelve and forty weeks ended October 2, 2022, respectively. The impairment was recorded as a result of quantitative impairment analyses.

Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of October 2, 2022, the fair value of the credit facility was approximately $194.8 million and the principal amount carrying value was $199.0 million. The credit facility term loan is reported net of $8.6 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of October 2, 2022. The carrying value approximated the fair value of the credit facility as of December 26, 2021, as the interest rate on the instrument approximated current market rates. The interest rate on the credit facility represents a level 2 fair value input.
8. Commitments and Contingencies
Because litigation is inherently unpredictable, assessing contingencies related to litigation is a complex process involving highly subjective judgment about potential outcomes of future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. Accordingly, we review the adequacy of accruals and disclosures each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the condensed consolidated financial statements. However, the ultimate resolution of litigated claims may differ from our current estimates.
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
As of October 2, 2022, we had a balance of $4.5 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. We ultimately may be subject to greater or less than the accrued amount.
As of October 2, 2022, we had non-cancellable purchase commitments to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $128.4 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2022 and 2021 refer to the twelve and forty weeks ended October 2, 2022 and October 3, 2021, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 525 locations in North America. As of October 2, 2022, the Company owned 424 restaurants located in 38 states. The Company also had 101 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Financial and Operational Highlights
The following summarizes the operational and financial highlights during the twelve weeks ended October 2, 2022:
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the twelve weeks ended October 3, 2021	$270.2
Increase/(decrease) in comparable restaurant revenue(1)	14.1
Increase/(decrease) from non-comparable restaurants	(1.9)
Total increase/(decrease)	12.2
Restaurant Revenue for the twelve weeks ended October 2, 2022	$282.4
The following summarizes the operational and financial highlights during the forty weeks ended October 2, 2022:

(millions)
Restaurant Revenue for the forty weeks ended October 3, 2021	$861.0
Increase/(decrease) in comparable restaurant revenue(1)	93.6
Increase/(decrease) from non-comparable restaurants	(2.9)
Total increase/(decrease)	90.7
Restaurant Revenue for the forty weeks ended October 2, 2022	$951.7
(1)      Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the end of the period presented.
Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Twelve Weeks Ended
	October 2, 2022	October 3, 2021	Increase/(Decrease)
Restaurant revenue (millions)	$282.4	$270.2	4.5%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	25.0%	23.2%	180
Labor	35.6	36.9	(130)
Other operating	18.7	19.0	(30)
Occupancy	8.1	8.3	(20)
Total	87.4%	87.5%	(10)

	Forty Weeks Ended
	October 2, 2022	October 3, 2021	Increase/(Decrease)
Restaurant revenue (millions)	$951.7	$861.0	10.5%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	24.6%	22.5%	210
Labor	35.8	36.0	(20)
Other operating	18.1	18.1	—
Occupancy	8.0	8.6	(60)
Total	86.5%	85.3%	120
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.
The following table summarizes Net Loss, loss per diluted share, and adjusted loss per diluted share for the twelve and forty weeks ended and October 2, 2022 and October 3, 2021:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss as reported	$(12,567)	$(14,980)	$(33,605)	$(28,689)

Loss per share - diluted:
Net loss as reported	$(0.79)	$(0.95)	$(2.12)	$(1.83)
Asset impairment	0.14	—	0.82	0.09
Gain on sale of restaurant property	(0.58)	—	(0.58)	—
Change in accounting estimate, gift card breakage revenue, net of commissions(1)	—	—	(0.33)	—
Executive transition	0.11	—	0.12	—
Write-off of unamortized debt issuance costs(2)	—	—	0.11	—
Other financing costs(3)	0.06	—	0.09	—
Income tax expense	0.09	(0.03)	(0.08)	(0.16)
COVID-19 related charges	0.01	0.02	0.03	0.07
Restaurant closure costs (gains)	(0.10)	0.07	0.02	0.34
Closed corporate office, net of sublease income	0.02	—	0.02	—
Litigation contingencies	0.01	0.01	—	0.08
Board and stockholder matter costs	—	—	—	0.01
Adjusted loss per share - diluted	$(1.03)	$(0.88)	$(1.90)	$(1.40)

Weighted average shares outstanding:
Basic	15,892	15,709	15,816	15,647
Diluted	15,892	15,709	15,816	15,647
(1)    During the forty weeks ended October 2, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards. See Note 1. Basis of Presentation and Recent Accounting Pronouncements included in Part I. Financial Information in this Quarterly Report on form 10-Q.
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
We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted loss per diluted share excludes the effects of changes in accounting estimates, asset impairment, litigation contingencies, the write-off of unamortized debt issuance costs, restaurant and office closure costs, other financing costs, COVID-19 related costs, executive transition costs, and related income tax effects. Other companies may define adjusted net loss per diluted share differently, and as a result our measure of adjusted loss per diluted share may not be directly comparable to those of other companies. Adjusted loss per diluted share should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Company-owned:
Beginning of period	426	430	430	443
Closed during the period	(2)	—	(6)	(13)
End of period	424	430	424	430
Franchised:
Beginning of period	102	101	101	103
Opened during the period	—	—	1	—
Closed during the period	(1)	—	(1)	(2)
End of period	101	101	101	101
Total number of restaurants	525	531	525	531

The following table presents total Company-owned and franchised restaurants by state or province as of October 2, 2022:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	2
Alaska		3
Alabama	4
Arizona	17	1
California	57
Colorado	22
Connecticut		3
Delaware		5
Florida	18
Georgia	6
Iowa	5
Idaho	8
Illinois	22
Indiana	13
Kansas		5
Kentucky	4
Louisiana	2
Massachusetts	4	2
Maryland	12
Maine	2
Michigan		20
Minnesota	4
Missouri	8	3
Montana		2
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	12	1
New Mexico	3
Nevada	6
New York	14
Ohio	18	2
Oklahoma	5
Oregon	15	5
Pennsylvania	11	21
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	11
Texas	20	9
Utah	1	5
Virginia	20
Washington	37
Wisconsin	11

Province:
British Columbia		12
Total	424	101

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenues:
Restaurant revenue	98.5%	98.1%	97.5%	98.0%
Franchise and other revenues	1.5	1.9	2.5	2.0
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	25.0	23.2	24.6	22.5
Labor	35.6	36.9	35.8	36.0
Other operating	18.7	19.0	18.1	18.1
Occupancy	8.1	8.3	8.0	8.6
Total restaurant operating costs	87.4	87.5	86.5	85.3
Depreciation and amortization	6.1	6.9	6.0	7.3
Selling, general, and administrative expenses	12.4	11.0	10.5	10.2
Pre-opening costs	0.1	0.2	0.1	0.1
Other charges (gains), net	(1.8)	0.6	0.8	1.1
Loss from operations	(2.8)	(4.4)	(1.7)	(2.2)

Interest expense, net and other	1.6	1.0	1.7	1.1
Loss before income taxes	(4.4)	(5.4)	(3.4)	(3.3)
Income tax provision (benefit)	—	—	—	—
Net loss	(4.4)%	(5.4)%	(3.4)%	(3.3)%
Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Restaurant revenue	$282,449	$270,202	4.5%	$951,718	$861,036	10.5%
Franchise and other revenues	4,439	5,242	(15.3)%	24,810	17,658	40.5%
Total revenues	$286,888	$275,444	4.2%	$976,528	$878,694	11.1%
Average weekly net sales volumes in Company-owned restaurants	$55,469	$52,599	5.5%	$55,927	$50,324	11.1%
Total operating weeks	5,092	5,137	(0.9)%	17,017	17,110	(0.5)%
Net sales per square foot	106	101	5.3%	358	322	11.1%

Restaurant revenue for the twelve weeks ended October 2, 2022, which comprises primarily food and beverage sales, increased $12.2 million, or 4.5%, as compared to the third quarter of 2021. The increase was due to a $14.1 million, or 5.3%, increase in comparable restaurant revenue, and a $1.9 million decrease at non-comparable restaurants, including the impact of restaurant closures. The comparable restaurant revenue increase was driven by a 9.0% increase in average Guest check, and a 3.7% decrease in Guest count. The increase in average Guest check resulted from a 2.5% increase in menu mix, a 7.7% increase in pricing, and was partially offset by a 1.2% decrease from higher discounts. The increase in menu mix was primarily driven by our limited time menu offerings and higher dine-in sales volumes. Dine-in sales comprised 72.3% of total food and beverage sales during the third quarter of 2022, as compared to 69.2% in the same period in 2021.
Restaurant revenue for the forty weeks ended October 2, 2022, increased $90.7 million, or 10.5%, as compared to the forty weeks ended October 3, 2021. The increase was due to a $93.6 million, or 11.2%, increase in comparable restaurant revenue, and a $2.9 million decrease at non-comparable restaurants, including the impact of restaurant closures. The comparable restaurant revenue increase was driven by a 10.6% increase in average Guest check, and a 0.6% increase in Guest count. The increase in average Guest check resulted from a 4.2% increase in menu mix, a 6.3% increase in pricing, and a 0.1% decrease in discounts. The increase in menu mix was primarily driven by our limited time menu offerings and higher dine-in sales volumes. Dine-in sales comprised 70.9% of total food and beverage sales during the forty weeks ended October 2, 2022, as compared to 64.5% in the same period in 2021.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues are comprised of Company-owned restaurants that have operated five full quarters as of the end of the period presented. The Company-owned restaurants that were temporarily closed due to the COVID-19 pandemic were not included in the comparable base for the forty weeks ended October 2, 2022 or October 3, 2021. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of reopened and new restaurants during the period, the average square footage of our restaurants, as well as the impact of changing capacity limitations in response to COVID-19 levels in a given locality. Net sales per square foot represents the total restaurant revenue for Company-owned restaurants included in the comparable base divided by the total square feet of Company-owned restaurants included in the comparable base.
Franchise and other revenue decreased $0.8 million, or 15.3% for the twelve weeks ended October 2, 2022 compared to the twelve weeks ended October 3, 2021. Our franchisees reported flat comparable restaurant revenue for the twelve weeks ended October 2, 2022 compared to the same period in 2021.
Franchise and other revenue increased $7.2 million for the forty weeks ended October 2, 2022 compared to the forty weeks ended October 3, 2021, primarily due to the re-evaluation of the estimated redemption pattern related to gift cards resulting in a $5.9 million adjustment to gift card breakage from aligning our estimate to the updated estimated redemption pattern. Our franchisees reported a comparable restaurant revenue increase of 8.0% for the forty weeks ended October 2, 2022 compared to the same period in 2021.
Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Cost of sales	$70,640	$62,671	12.7%	$234,283	$193,754	20.9%
As a percent of restaurant revenue	25.0%	23.2%	1.8%	24.6%	22.5%	2.1%
Cost of sales, which comprises of food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 180 basis points for the twelve weeks ended October 2, 2022 as compared to the same period in 2021. The increase was primarily driven by commodity inflation, partially offset by pricing and favorable mix shifts.
Cost of sales as a percentage of restaurant revenue increased 210 basis points for the forty weeks ended October 2, 2022 as compared to the same period in 2021. The increase was primarily driven by commodity inflation, partially offset by favorable mix shifts and pricing.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Labor	$100,522	$99,725	0.8%	$340,273	$310,333	9.6%
As a percent of restaurant revenue	35.6%	36.9%	(1.3)%	35.8%	36.0%	(0.2)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended October 2, 2022, labor as a percentage of restaurant revenue decreased 130 basis points compared to the same period in 2021. The decrease was primarily driven by sales leverage, lower hiring costs, and lower management incentive compensation costs, partially offset by wage rate inflation.
For the forty weeks ended October 2, 2022, labor as a percentage of restaurant revenue decreased 20 basis points compared to the same period in 2021. The decrease was primarily driven by sales leverage, lower group insurance, and lower management incentive compensation costs, partially offset by higher wage rate inflation.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Other operating	$52,858	$51,462	2.7%	$172,725	$156,102	10.6%
As a percent of restaurant revenue	18.7%	19.0%	(0.3)%	18.1%	18.1%	—%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended October 2, 2022, other operating costs as a percentage of restaurant revenue decreased 30 basis points as compared to the same period in 2021. The decrease was primarily driven by lower hiring advertisement costs, lower off-premises supplies, and sales leverage, partially offset by an increase in utilities and credit card fees.
For the forty weeks ended October 2, 2022, other operating costs as a percentage of restaurant revenue was flat compared to the same period in 2021.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Occupancy	$22,828	$22,519	1.4%	$76,406	$74,233	2.9%
As a percent of restaurant revenue	8.1%	8.3%	(0.2)%	8.0%	8.6%	(0.6)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. For the twelve weeks ended October 2, 2022, occupancy costs as a percentage of restaurant revenue decreased 20 basis points compared to the same period in 2021 primarily driven by sales leverage.
For the forty weeks ended October 2, 2022, occupancy costs as a percentage of restaurant revenue decreased 60 basis points compared to the same period in 2021 primarily driven by sales leverage, partially offset by higher insurance costs.
Our fixed rents for the twelve weeks ended October 2, 2022 and October 3, 2021 were $16.1 million and $15.8 million, an increase of $0.3 million. Our fixed rents for the forty weeks ended October 2, 2022 and October 3, 2021 were $53.5 million and $52.8 million, an increase of $0.6 million.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Depreciation and amortization	$17,368	$18,881	(8.0)%	$58,924	$63,984	(7.9)%
As a percent of total revenues	6.1%	6.9%	(0.8)%	6.0%	7.3%	(1.3)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended October 2, 2022, depreciation and amortization expense as a percentage of revenue decreased 80 basis points over the same period in 2021 primarily due to net closed Company-owned restaurants, and sales leverage.
For the forty weeks ended October 2, 2022, depreciation and amortization expense as a percentage of revenue decreased 130 basis points over the same period in 2021 primarily due to net closed Company-owned restaurants and sales leverage.
Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Selling, general, and administrative	$35,692	$30,343	17.6%	$102,168	$89,299	14.4%
As a percent of total revenues	12.4%	11.0%	1.4%	10.5%	10.2%	0.3%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
General, and administrative costs in the twelve weeks ended October 2, 2022 increased $3.8 million, or 21.5%, as compared to the same period in 2021. The increase was primarily driven by a timing shift of our annual leadership conference, increased stock based compensation expense, and merit increases, partially offset by lower corporate office costs.
General, and administrative costs in the forty weeks ended October 2, 2022 increased $7.0 million, or 12.1%, as compared to the same period in 2021. The increase was primarily driven by the 2022 leadership conference, increased stock based compensation expense, merit increases, and increased manager-in-training costs, partially offset by lower corporate office costs.
Selling costs in the twelve weeks ended October 2, 2022 increased $1.5 million, or 12.2%, as compared to the same period in 2021. The increase was primarily driven by increased marketing spend.
Selling costs in the forty weeks ended October 2, 2022 increased $5.9 million, or 18.5%, as compared to the same period in 2021. The increase was primarily driven by increased marketing spend.
Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
Pre-opening costs	$217	$418	(48.1)%	$514	$792	(35.1)%
As a percent of total revenues	0.1%	0.2%	(0.1)%	0.1%	0.1%	—%
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
We incurred pre-opening costs during the twelve and forty weeks ended October 2, 2022 related to the rollout of Donatos®. As of October 2, 2022, the Company had completed its rollout of Donatos® at approximately 50 restaurants for 2022.

Interest Expense, Net and Other
Interest expense, net and other was $4.6 million for the twelve weeks ended October 2, 2022, an increase of $1.7 million, or 59.9%, compared to the same period in 2021. The increase was primarily related to higher average outstanding debt, which increased $50.5 million compared to the same period in 2021, and a higher weighted average interest rate for the quarter. Our weighted average interest rate on our credit facility debt was 9.7% for the twelve weeks ended October 2, 2022 as compared to 6.8% for the same period in 2021.
Interest expense, net and other was $16.2 million for the forty weeks ended October 2, 2022, an increase of $6.2 million, or 61.7%, compared to the same period in 2021. The increase was primarily related to higher average outstanding debt, which increased $37.2 million compared to the same period in 2021, and a higher weighted average interest rate as well as the write off of approximately $1.7 million of deferred financing charges related to the Company's Prior Credit Facility upon the execution of the Credit Agreement on March 4, 2022. Our weighted average interest rate on our credit facility debt was 8.7% for the forty weeks ended October 2, 2022 as compared to 6.6% for the same period in 2021.
Income Tax Provision
The effective tax rate for the twelve weeks ended October 2, 2022 was a 0.3% benefit, compared to a 0.2% benefit for the twelve weeks ended October 3, 2021.
The effective tax rate for the forty weeks ended October 2, 2022 was a 1.4% expense, compared to a 1.1% benefit for the forty weeks ended October 3, 2021.
During the forty weeks ended October 2, 2022, the Company received $14.8 million of federal and state refund claims, respectively, and expects to receive an additional $0.7 million over the next 12-15 months due to processing delays at the IRS and state authorities.
Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $35.4 million to $58.1 million as of October 2, 2022, from $22.8 million at the beginning of the fiscal year. As the Company continues to recover from the COVID-19 pandemic and generates operating cash flow, the Company is using available cash flow from operations to maintain existing restaurants and infrastructure, execute on its long-term strategic initiatives, and pay down debt. As of October 2, 2022, the Company had approximately $75.0 million in liquidity, including cash on hand and available borrowing capacity under its credit facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 2, 2022	October 3, 2021
Net cash provided by operating activities	$38,800	$37,617
Net cash used in investing activities	(18,297)	(19,967)
Net cash provided by (used in) financing activities	14,921	(16,037)
Effect of exchange rate changes on cash	(44)	28
Net change in cash and cash equivalents, and restricted cash	$35,380	$1,641
Operating Cash Flows
Net cash flows provided by operating activities increased $1.2 million to $38.8 million for the forty weeks ended October 2, 2022. The change in net cash provided by operating activities is primarily attributable to changes in working capital, including the tax refunds received in 2022, partially offset by decreased cash from earnings after non-cash items, as presented in the Condensed Consolidated Statements of Cash Flows.
Investing Cash Flows
Net cash flows used in investing activities decreased $1.7 million to $18.3 million for the forty weeks ended October 2, 2022, as compared to $20.0 million for the same period in 2021. The decrease is primarily due to proceeds received in connection with the sale of a restaurant property, partially offset by increased spending on restaurant improvements, and investments in technology.

The following table lists the components of our capital expenditures, net of currency translation, for the forty weeks ended October 2, 2022 and October 3, 2021 (in thousands):

	Forty Weeks Ended
	October 2, 2022	October 3, 2021
Restaurant improvement capital and other	$12,376	$6,467
Investment in technology, infrastructure, and other	8,274	5,355
Donatos® expansion	4,396	7,687
New restaurants and restaurant refreshes	1,989	478
Total capital expenditures	$27,036	$19,987
Financing Cash Flows
Net cash flows provided by financing activities increased $31.0 million to $14.9 million for the forty weeks ended October 2, 2022, as compared to net cash flows used in financing activities of $16.0 million in the same period in 2021. The increase is primarily due to $15.9 million in net borrowings in 2022 compared to a net paydown of debt of $15.7 million in 2021 as a result of the Company's refinancing of debt on March 4, 2022 and $3.9 million in initial deposit proceeds received related to the sale of a restaurant property in the second quarter of 2022, partially offset by an increase in cash used for debt issuance costs.
New Credit Agreement
On March 4, 2022 the Company entered into a new Credit Agreement (the "Credit Agreement"), which replaced its prior amended and restated credit agreement (the "Prior Credit Agreement"). The five-year $225.0 million Credit Agreement provides for a $25.0 million revolving line of credit and a $200.0 million term loan (collectively, the “Credit Facility”). The new Credit Agreement references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
As of October 2, 2022, the Company had outstanding borrowings under the Credit Agreement of $190.4 million net of $8.6 million of unamortized deferred financing charges and discounts, of which $2.0 million was classified as current. As of October 2, 2022, the Company had $25.0 million of available borrowing capacity under its Credit Agreement.
As of October 2, 2022, the Company had $7.8 million of letters of credit issued against cash collateral, compared to $8.6 million as of the prior comparable period. The Company's cash collateral is recorded in Restricted cash on our Condensed Consolidated Balance Sheets as of the quarter ended October 2, 2022.
Covenants
We are subject to a number of customary covenants under our new Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant. As of October 2, 2022, we were in compliance with all debt covenants.
Debt Outstanding
Total debt outstanding increased $22.9 million to $199.9 million at October 2, 2022, from $177.0 million at December 26, 2021, primarily driven by net proceeds from the execution of the new Credit Facility during the forty weeks ended October 2, 2022.
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

Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through October 2, 2022, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of October 2, 2022, we had $68.4 million of availability under the current share repurchase program.
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
Inflation
The primary inflationary factors affecting our operations are food, labor costs, energy costs, and materials used in the construction of new restaurants. Increases in wage rates have directly affected our labor costs in recent years. Additionally, many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. Labor cost and commodity cost inflation had a negative impact on our financial condition and results of operations during the twelve and forty weeks ended October 2, 2022. Uncertainties related to fluctuations in costs, including energy costs, commodity prices, annual indexed and other wage increases, and construction materials make it difficult to predict what impact, if any, inflation may continue to have on our business, but it is anticipated inflation will have a negative impact on labor and commodity costs for the remainder of 2022.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2021, except for long-term debt obligations resulting from the refinancing of our Credit Agreement in March 2022 as previously discussed above and in Note 6. Borrowings, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, Contractual long-term debt payments as of October 2, 2022 are as follows (in thousands):

	Payments Due by Period
	Total	2022	2023-2024	2025-2026	2027 and Thereafter
Long-term debt obligations(1)	$291,775	$5,707	$45,187	$44,351	$196,530
Purchase obligations(2)	$171,974	$18,335	$68,287	$38,848	$46,504

(1) Long-term debt obligations primarily represent minimum required principal payments under our Credit Facility including estimated interest of $91.9 million based on a 10.31% average borrowing interest rate.
(2) Purchase obligations includes the Company's share of expected system-wide fixed price commitments for food, beverage, equipment, and restaurant supply items. These amounts are estimates based on both purchase commitments for contracts, as well as anticipated inventory needed for the Company's restaurants, and could vary due to the timing of anticipated volumes.
See the maturity of lease liabilities table in Note 3. Leases, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Recently Issued and Recently Adopted Accounting Standards
None noted.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "continue," and similar expressions. Forward-looking statements may relate to, among other things: (i) anticipated impacts of litigation, including employment-related claims, on our financial position and results of operations, (ii) anticipated impacts of COVID-19 on our business, our financial position and results of operations, (iii) expectations regarding our ability to attract and retain Team Members, (iv) our business focus and strategy, (v) our ability to maintain our working capital position, (vi) our ability to use our credit facility to satisfy our working capital deficit, short-term liquidity requirements and capital expenditures, (vii) anticipated impacts of inflation, and (viii) availability of food and supplies meeting our specifications from alternate sources.
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
•the impacts of interest rate increases;
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of October 2, 2022, we had $199.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.0 million on an annualized basis.
The Company's restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $3.0 million on an annualized basis.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management of the Company ("Management"), including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company's CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
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
For further information related to our litigation contingencies, see Note 8. Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 2, 2022, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company. Our ability to repurchase shares is limited to conditions set forth by our lenders in the Credit Agreement; repurchases shall not exceed (in any fiscal year) the greater of $2,500,000 and 4% of Consolidated EBITDA calculated on a Pro Forma Basis for the then most recently ended period (as each term is defined in the Credit Agreement).

ITEM 6.    Exhibits

Exhibit Number	Description

(10.1)	Offer Letter by and between Red Robin Gourmet Burgers, Inc. and G.J. Hart, dated July 13, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2022.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 2, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 2, 2022 and December 26, 2021; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the twelve and forty weeks ended October 2, 2022 and October 3, 2021; (iii) Condensed Consolidated Statements of Stockholders' Equity at October 2, 2022 and October 3, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 2, 2022 and October 3, 2021; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 2, 2022	By:	/s/ Lynn S. Schweinfurth
(Date)		Lynn S. Schweinfurth (Chief Financial Officer)