Form 10-K
period 2022-12-25
RED ROBIN GOURMET BURGERS INC
filed 2023-02-28
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34851
___________________________________________________________________________________________________________________________________
RED ROBIN GOURMET BURGERS, INC.
(Exact name of registrant as specified in its charter)

DE				84-1573084
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
10000 E. Geddes Avenue, Suite 500	Englewood	CO	80112	(303) 846-6000
(Address of principal executive offices)		(State)	(Zip Code)	(Registrant's telephone number, including area code)
___________________________________________________________________________________________________________________________________
 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RRGB	Nasdaq	(Global Select Market)
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The Nasdaq Global Select Market) was $127.1 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 15,986,604 shares of common stock outstanding as of February 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2023 annual meeting of stockholders, which will be filed within 120 days of December 25, 2022 (the "2023 Proxy Statement").

i

RED ROBIN GOURMET BURGERS, INC.

i

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, primarily operates, franchises, and develops casual dining restaurants in North America famous for serving more than two dozen craveable, high-quality burgers with Bottomless Steak Fries® and sides in a fun environment welcoming to Guests of all ages.
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
As of the end of our fiscal year on December 25, 2022, there were 511 Red Robin restaurants, of which 414 were Company-owned and 97 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchise and Licensing Arrangements" for additional information about our franchise program. As of December 25, 2022, there were Red Robin restaurants in 38 states and one Canadian province.
The Company operates its business as one operating and one reportable segment. Financial information for our operating segment is included in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. We refer to our fiscal years as 2022, 2021, and 2020 throughout this Annual Report on Form 10-K. Our fiscal years, fiscal year end dates, and the number of weeks in each period are summarized in the table below:

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2022	December 25, 2022	52
2021	December 26, 2021	52
2020	December 27, 2020	52
Upcoming Fiscal Years:
2023	December 31, 2023	53
2024	December 29, 2024	52
Business Strategy
The Company recently released its North Star five-point plan designed to enhance the Company's competitive positioning. The North Star five-point plan consists of the following:

•Transform to an Operations Focused Restaurant Company:
◦Empower decision making by operators at the unit level
◦Incentivize and reward operators to drive business growth and results
◦Restructured support organization

•Elevate the Guest Experience:
◦Invest in people, food quality, and the restaurant facility
◦New cooking platform to fully deliver on our commitment of Gourmet Burgers
◦Menu refresh adding variety of both offerings and price points

•Remove Costs and Complexity:
◦Optimize the supply chain to reduce costs and ensure consistent delivery of high-quality product
◦Evaluate vendors for need, performance, and competitive costs
◦Implement ongoing process to reduce costs through actions that uphold our commitment to a great Guest experience

•Optimize Guest Engagement:
◦Engage and support local communities in which we operate
◦Enhance the off-premises experience
◦Further build and engage Guests through Red Robin Royalty® loyalty program

•Drive Growth in Comparable Restaurant Revenue & Unit Level Profitability, and Deliver Financial Commitments:
◦Regain credibility with the investment community
◦Drive performance in the existing base of restaurants, earning the right to resume new unit growth
◦Deliver financial guidance commitments

The Red Robin vision is to be the most loved restaurant brand in the communities we serve.
Restaurant Concept
With our menu of Gourmet Burgers and American favorites, attractive atmosphere, and playful environment that connects friends and family, our brand not only carries great memories for our most loyal Guests but also appeals to a broad demographic. Our Guests seek connection with friends and family across a diverse and multi-generational demographic.
We pride ourselves on our Gourmet Burgers and other mainstream favorites served in a casual, playful atmosphere. Our menu features our signature product, a line of Gourmet Burgers made from premium quality, fresh ground beef. To complement our best-selling Gourmet Burgers, we offer an everyday-value line of Red's Tavern Double® burgers, and Red Robin's Finest line made with premium toppings. We also offer burgers made with other proteins including chicken breasts (grilled or fried), turkey patties, as well as a proprietary vegetarian patty and the Impossible™ plant-based burger patty. We offer a selection of buns, including gluten free, sesame, brioche, and lettuce wraps, with a variety of toppings, including house-made sauces, crispy onion straws, sautéed mushrooms, several cheese choices, and a fried egg. All of our burgers are served with our all-you-can-eat Bottomless Steak Fries® or Guests may choose from other side options. We specialize in customizing our menu items to meet our Guests' dietary needs and preferences and have received recognition from experts in the allergen community. In addition to burgers, which accounted for 61% of food sales in 2022, Red Robin serves an array of other mainstream favorites that appeal to our Guests. These items include a variety of foods like Donatos® pizza, wings, salads, other entrees, and desserts. We also offer a range of single-serve and shareable desserts as well as our milkshakes. Our beverages include signature alcoholic and non-alcoholic specialty drinks, cocktails, wine, and a variety of national and craft beers.
We strive to customize the pace of the experience for our Guests based on their occasion, from accommodating time-pressured meals to offering a place to relax and connect with family and friends. We call this the “gift of time.” Red Robin also has an extraordinary approach to Guest service, and we have cataloged thousands of stories of Red Robin Team Members who live our values. Many examples can be found on our website, www.redrobin.com. Note that our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
We also strive to provide our Guests with exceptional dining value and the ability to customize their experience. In 2022, we had an average check per Guest of $15.99. Average Guest check increased 10.5% compared to 2021. We believe our price-to-value relationship, featuring our innovative array of quality burgers, served with bottomless fries, differentiates us from our casual dining competitors and allows us to appeal to a broad base of middle income, multi-generational consumers.
ESG: Ongoing Commitment to Sustainability
Red Robin is a company that cares; we strive to make the world a better place for our Team Members, our community, and our planet. We are beginning to undertake a more formal and robust sustainability journey with meaningful goals and a commitment to align with the industry and are informed by experts including the Sustainability Accounting Standards Board (the "SASB"). We will continue to adapt our sustainability approach integrated with our North Star strategic priorities. In 2022, we published our first sustainability report, which is available on our website at ir.redrobin.com. The contents of the sustainability report and our website are not incorporated by reference into this Form 10-K.
Human Capital Management
We strive to ensure our people, who we refer to as Team Members, live out and benefit from our core values: Integrity, Fun, Unbridled Hospitality, and High Performance. We believe that when we live out these values, we win together!
Winning together is our core objective. We nurture this culture by ensuring that our people are front and center, that they have a clear understanding of what is expected, and that people love working for our brand. We strive to provide our people with a great place to work, opportunities for growth, and competitive compensation for their contributions. Our values empower and motivate our Team Members and create a Company culture that we collectively take pride in every day. We also provide our Team Members the opportunity to grow and develop, promote health and safety, and value inclusion, diversity, and engagement.
As part of our human capital management strategy, we focus on the following areas:
Our Team Members
As of December 25, 2022, we had 24,335 Team Members consisting of 23,908 Team Members at Company-owned restaurants and 427 Restaurant Support Center and field-based Team Members. We focus on General Manager tenure in restaurants and its positive link to Guest traffic, overall Guest satisfaction, and Team Member turnover trends. Our General Manager turnover during 2022 was 20.9%, and 72.0% of General Managers have been managing their current restaurant for a year or more. None of our Team Members are covered by a collective bargaining agreement.
Competitive Compensation and Benefits
We support our Team Members by offering market-competitive compensation and benefits for eligible Team Members. Tip eligible Team Members are paid at least the tip credit rate or minimum wage rate as mandated by federal, state, or local government agencies, in addition to receiving customer tips. We aim to ensure tipped positions make more than the federal, state, or local minimum wage when including tips. Our benefit programs include medical, dental, and vision insurance offerings, employee assistance programs, shift meals, Red Robin meal discounts, paid time off, 401(k) with employer match, an employee stock purchase plan, and equity-based awards for eligible Restaurant Support Center and operations Team Members, generally, at the director level and above.
Our compensation and performance evaluation systems are designed to compensate our Team Members fairly for their level of experience, team effort, and overall contribution to our business. We leverage our rewards to motivate our Team Members to do what is necessary in our mission to deliver a best-in-class Guest experience. For our field operations leaders we anticipate implementing a new performance-based manager compensation program. Our individual restaurant managers and multi-restaurant operators, are now referred to as "Managing Partners" and "Market Partners," respectively. Under our new 2023 plan we expect each Partner will earn a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s operating profit. We expect to change our legacy program because we believe that providing each Partner with a significant stake in our business will attract and retain the best talent in the industry. We also believe that this program rewards our Partners for making the right day-to-day decisions to satisfy our Guests and meet our financial objectives.
Health and Safety
We operate with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind, as well as federal, state and local regulatory requirements. During the COVID-19 pandemic, we took additional measures to protect our Team Members and Guests from infectious disease as well as comply with state and local protocols designed to maintain a healthy work environment.
Diversity, Equity, and Inclusion ("DE&I")
At Red Robin, our Guests and Team Members reflect the communities we serve and can always come as they are. We champion a culture of inclusion, diversity of thought, perspective and experience, all vital ingredients of a winning recipe. We have a successful Women's Excellence program, a Company-wide resource group to support and inspire Team Members through development, networking, leadership, and other resources while fueling a culture of opportunity and diversity. In 2022, we established a 10-member Diversity, Equity, and Inclusion Council to develop a long-term strategy and plan for our Company. This group meets on a monthly basis to assess opportunities for the Company to improve its efforts to create a best-in-class work environment that thrives on inclusion and diversity of thought. This Council meets with our Executive Team and Board of Directors on a periodic basis to provide recommendations and updates on our progress against our evolving DE&I objectives.
Restaurant Management
From 2020 through 2022, our typical restaurant management team consisted of a General Manager, an assistant General Manager, one to two associate managers, and additional shift supervisors depending on restaurant sales volumes. We believe it is critical to operate our restaurants with a full complement of experienced, professional, and salaried restaurant management. Beginning in 2023, we anticipate changing the typical restaurant management team to consist of a Managing Partner, an assistant General Manager, a kitchen manager, and associate managers or shift supervisors as appropriate dependent primarily on restaurant Sales volume. We expect this transition in restaurant management will occur in phases. This transition marks a major change in our operational approach for the future. Expectations for local restaurant leadership will be to “own” all aspects of the profit and loss of the restaurant. Decision making on a number of P&L related activities will now be driven by local leadership with the support of multi-unit field operations leaders when appropriate. In support of this approach the compensation plan for field restaurant leaders will change significantly. A larger portion of the total compensation package for Managing Partners will be in the form of a monthly bonus linked to restaurant-level operating profit. Leaders who are effective at driving higher levels of monthly operating profit will receive higher monetary rewards. This model also supports our intent to improve our level of community focus within the local regions we serve. Managing Partners will have the flexibility and resources to drive localized activities aimed at nurturing relationships within the community to drive Guest traffic. It is our expectation that this approach will help to drive both top and bottom-line results.
The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and coaching of Team Members, as well as operating results. Our typical restaurant employs approximately 57 Team Members, most of whom work part-time on an hourly basis.
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
In late 2022, we partnered with an outside vendor to launch a new Team Member engagement survey across our enterprise. Launch is set for mid-2023. We plan to use this information to gather insights from our Team Member population and identify opportunities to better meet their needs. We plan to offer the use of this survey tool multiple times during the year to gain feedback when key events occur, so we can quickly respond to suggestions and concerns when they arise. We believe that such a tool will not only assist us with workforce retention, but also enhance labor productivity over time.
Food Safety and Purchasing
Our food safety and quality assurance programs help manage our commitment to safe, quality ingredients and responsible food preparation and service. Our Food Safety Management Program is a set of systems designed to protect from risk and control hazards. We provide detailed specifications for our proprietary food ingredients, products, and supplies to our suppliers. We qualify and require outside third party certification audits on an annual basis for all of our food and beverage suppliers, as well as growers. Their certifications must comply with the Global Food Safety Initiative, if applicable. Our restaurant leaders must pass and maintain an accredited manager-level food safety and sanitation certification. Strict food safety protocols, including safe cooking temperature requirements, food handling procedures, cooling procedures, and frequent temperature and quality checks, ensure the safety and quality of the food we serve in our restaurants. In order to provide the freshest ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to ensure that the products received meet our safety and quality specifications. Additionally, we engage an independent auditing company to perform unannounced comprehensive food safety and sanitation assessments at least three times a year in all Company-owned and franchised restaurants. If an assessment identifies any gaps, a documented plan is required for any deficiency noted. This same follow-up requirement is in place for government regulatory inspections.
To maximize our purchasing efficiencies and obtain the best possible prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements that may include fixed price contracts that can vary in term or formula-based pricing agreements that can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in 2022, ground beef represented approximately 15%, poultry represented approximately 12%, and potatoes represented approximately 11%. We monitor the market for the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily cheese, bacon and ground beef, have historically been subject to market price fluctuations. During the COVID-19 pandemic, we experienced distribution disruptions, commodity cost inflation, and certain food and supply shortages. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities; however, it may not be possible for us to enter into fixed-price purchase commitments for certain commodities, or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain. As of December 25, 2022, approximately 49% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2023.
Restaurant Development, Remodels, and Donatos®
In 2020, Red Robin reestablished a new restaurant development program as part of its long-term growth strategy. With the transition to a new leadership team in 2022, we have deprioritized new restaurant growth as we focus on other business initiatives and uses of capital.
In 2022, we resumed our restaurant refresh and remodel program to keep our restaurants relevant and well-maintained. We continue to believe this type of investment presents an opportunity to provide compelling investment returns. We are conducting a thorough review and evaluation of all completed refreshes and remodels to gather learnings and measure consumer response. When complete, we expect this evaluation will inform our go forward design criteria, investment level, and pace of refreshes and remodels.
In 2020, we announced our partnership with Donatos®, a high-quality pizza brand "nested" inside of Red Robin restaurants. Through this partnership, our restaurants prepare and serve Donatos® branded pizzas to our dine-in and off-premises Guests. Pursuant to a licensing arrangement, we pay royalties on sales of Donatos® pizza products to Donatos®. As of December 25, 2022, we have introduced Donatos® pizzas to 245 restaurants. We plan to continue implementation of Donatos® to additional restaurants in 2023 and anticipate eventually operating Donatos® in substantially all Red Robin restaurants. We invested $6.1 million and $17.1 million in the Donatos® expansion in fiscal 2022 and 2021, respectively. Comparable restaurant revenue growth in fiscal 2022 compared to fiscal 2021 at restaurants with Donatos® outperformed restaurants without Donatos® by 470 basis points.
Restaurant Franchise and Licensing Arrangements
As of December 25, 2022, our franchisees operated 97 restaurants in 16 states and British Columbia, Canada. Our two largest franchisees own 41 restaurants located in Eastern and Central Pennsylvania, Michigan and Ohio.
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
Information Systems and Digital Technology
We rely on information systems and digital technology in all aspects of our operations, striving to create seamless Guest experiences and enable Operations to deliver on our Brand commitments. In our restaurants, these technologies are designed to facilitate operational efficiency and support the Guest experience. These technologies include (but are not limited to) labor management systems, sales and forecasting tools, inventory management, and operational execution solutions. These technologies are integrated with our point-of-sale system to provide daily, weekly, and period-to-date reporting that is important for our Operators to run an efficient and high-performing restaurant. We also use technology to interact with our Guests via our digital platforms, including our website, mobile Apps, loyalty platform, online ordering site, table top kiosks, Server handhelds, and Guest feedback systems, which provide actionable insights on the overall Guest experience.
We utilize centralized financial, accounting, and human resource management systems to support our Restaurant Support Center and Company-owned restaurants. In addition, we use an Operations scorecard that integrates data from our centralized systems and distributes information to assist in managing the performance of our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins, and monitoring other key business metrics.
In 2021, we significantly upgraded our digital capabilities implementing the first phase of our digital transformation which included a new and improved ordering site, custom mobile Apps (iOS and Android), and a new integrated Loyalty

Platform specifically designed to connect with our Guests in a more meaningful and personalized way. Digital enhancements and loyalty improvements continue to be an iterative effort and we expect to continue to implement ongoing enhancements that benefit our Guests and Team Members. In 2023 and 2024, we expect to begin infrastructure modernization efforts to improve performance and stability of current and future technology solutions.
We accept electronic payment cards from our Guests for payment in our restaurants. We also receive and maintain certain personal information about our Guests and Team Members. We have systems and processes in place that focus on the protection of our Guests' credit card information and other private information we are required to protect, such as our Team Members' personal information. We have taken several steps to prevent the occurrence of security breaches in this respect. Our systems are carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned restaurants, Red Robin is required to maintain compliance per the Payment Card Industry Data Security Standard (PCI-DSS) for our networks and systems both at our Restaurant Support Center and Company-owned restaurants. Red Robin not only meets the requirements but also maintains a higher-level designation as a Merchant and Service Provider. These PCI compliance standards, set by a consortium of the major credit card companies, require annual assessment to ensure certain levels of system security and procedures are in place to protect our Guests' credit card and other personal information.
We also engage security assessors and consultants to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from Guests and Team Members.
Marketing and Advertising
We build brand equity and awareness through a marketing mix inclusive of paid, owned and earned media. We leverage social media, SEM, SEO, online reputation and social community management, email, SMS, website and public relations initiatives. These programs are funded primarily through cooperative creative development and national media advertising funds.
Beginning in 2023, we expect to reallocate national paid media marketing activities to emphasize Guest engagement through local restaurant marketing in communities in which we operate and improve the dine-in experience. In recent years, we have undertaken significant market research initiatives to gain a deep understanding of our Guests, our brand promise, and what we must do to deliver that promise. We use a Guest satisfaction tool in all restaurants that provides feedback from Guests on their experiences. Restaurant managers use this information to help identify areas of focus to strengthen restaurant performance and track progress. We also continually monitor our performance relative to peers and test potential business drivers among both current and potential Guests. We leverage our over eleven million member Red Robin RoyaltyTM database to gain insights and track the frequency and purchase behavior of our Guests.
Our brand creative and messaging highlights our craveable food, distinctive positioning, dine-in experience and emotional connection with Guests. We will also continue marketing support for our off-premises business which includes carryout, catering, and delivery.
Executive Officers
The following table sets forth information about our current executive officers:

Name	Age	Position
G. J. Hart	65	President, Chief Executive Officer, and Member of the Board of Directors
Todd Wilson	45	Chief Financial Officer
Sarah Mussetter	44	Chief Legal Officer and Secretary
Wayne Davis	60	Chief People Officer
G.J. Hart.    Mr. Hart joined Red Robin as President and Chief Executive Officer in September 2022. Mr. Hart served as a director of the Company since August 2019. Mr. Hart most recently served as Chief Executive Officer of Torchy’s Tacos from 2018 until 2021. He was previously the Executive Chairman and Chief Executive Officer of California Pizza Kitchen from 2011 to 2018. From 2000 to 2011, Mr. Hart served as President of Texas Roadhouse Holdings, LLC and as Chief Executive Officer and member of the board from 2004 to 2011. Mr. Hart also held leadership positions at Al Copeland Investments, TriFoods International, New Zealand Lamb Company, and Shenandoah Valley Poultry earlier in his career.
Todd Wilson.    Mr. Wilson joined Red Robin as Chief Financial Officer in November 2022. Mr. Wilson most recently served as Chief Financial Officer at Hopdoddy Burger Bar and Hibar Hospitality from 2018 until 2022. Prior to that, he was Vice President of Finance for Jamba Juice from 2016 until 2018. From 2011 to 2016, Mr. Wilson served as Division CFO and Vice President of Finance at Bloomin’ Brands.

Sarah Mussetter.    Ms. Mussetter joined the Company as Chief Legal Officer and Secretary in December 2022. She previously held the roles of Associate General Counsel and Vice President, Deputy General Counsel for the Company from 2011 to 2021. Prior to joining the Company Ms. Mussetter worked for the law firm of Holme Roberts & Owen LLP (now Bryan Cave Leighton Paisner LLP). Most recently, Ms. Mussetter was SVP Deputy General Counsel for Skillsoft Corp., a learning application and technology company based in Denver, from September 2021 to December 2022.
Wayne Davis.    Mr. Davis joined Red Robin as Chief People Officer in November 2021. Prior to joining the Company he served as Senior Vice President of Human Resources at Comcast/NBC Universal from June 2009 to January 2021, and Vice President of Human Resources at YRC Worldwide from June 2005 to June 2009.
Competition
The restaurant industry is highly competitive, and our Guests may choose to purchase food at supermarkets or other food retailers. Although, for some occasions, we compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants, our primary competition is with other sit-down, casual dining restaurants within the full service dining segment. In addition, we compete to attract Guests for off-premises dining occasions, including online ordering, delivery, to-go, and catering. The number, size, and strength of competitors vary by region, concept, market, and even restaurant. We compete on the basis of taste, quality, price of food and related Guest value, Guest service, ambiance, location, and overall dining experience.
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
Seasonality
Our business is subject to seasonal fluctuations. Sales in most of our restaurants are typically higher during the summer months and winter holiday season due to factors including our retail-oriented locations and family appeal. As a result, our quarterly operating results may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may vary.
Trademarks
We have a number of registered trademarks and service marks, including the Red Robin®, Red Robin Gourmet Burgers®, "YUMMM®", Red Robin Gourmet Burgers + Brews®, and Red Robin Royalty® and logos. We have registered these marks, among others, with the United States Patent and Trademark Office, and we have registered various trademarks in certain other international jurisdictions. Pursuant to our licensing arrangement with Donatos®, we license the right to use the Donatos® trademark.
In order to better protect our brand, we have also registered the Internet domain name www.redrobin.com. We believe our trademarks, service marks, and other intellectual property rights have significant value and are important to our brand building efforts and the marketing of our restaurant concept.
Government Regulation
Over the last few years, in response to the COVID-19 pandemic, federal, state, and local governments have issued and revised a significant amount of regulations affecting our business, with requirements often changing without much advance notice. Regulations relating to the vaccination and COVID-19 testing of Guests and Team Members, Guest spacing within dining rooms and other social distancing practices, sanitation practices, isolation and quarantine periods for Team Members, paid sick leave, and mask mandates for Guests and Team Members materially affected the way we operate our business and serve our Guests.
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
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected or anticipated growth, including in Guest traffic and revenue, planned improvements in operational efficiencies, gross margins, and expense management and enhancements to our restaurant environments and Guest engagement, including the anticipated impacts of innovations, improvements and enhanced marketing support for certain aspects of our business; (ii) our expectations about pricing strategy and average check size; (iii) our expectations of the competitiveness of the labor market and our ability to hire, train, and retain Team Members, including the success of our Managing Partner and Market Partner program and Team Member engagement efforts; (iv) anticipated capital investments and the results of such investments including in our restaurant refresh and remodel program and our digital ecosystem, information technology systems, our restaurant development program, and the anticipated related benefits; (v) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs; (vi) anticipated legislation and other regulation of our business; (vii) anticipated continued investments in our partnership with Donatos®; (viii) our expectations about anticipated uses of, and risks associated with future cash flows, liquidity, future capital expenditures and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; and (x) our expectations regarding demand and business recovery, consumer preferences, and consumer discretionary spending; (xi) our expectations regarding the implementation and anticipated benefits of our ESG, diversity, equity and inclusion and other initiatives; (xii) our ability to successfully implement our food safety programs, (xii) our ability to successfully implement our health and safety initiatives; (xiii) anticipated impacts of COVID-19; (xiv) the seasonality of our business; (xv) our ability to successfully implement, and our expectations regarding, our North Star five-point plan to enhance the Company’s competitive positioning; (xvi) our expectations and other statements regarding interest rates, commodity prices and other factors; (xvii) the expected impacts of government regulations on our operations and financial condition, and changes in such regulation; (xviii) the implementation of our restaurant management transition program, including anticipated benefits to our Guest traffic, community focus and results of operations; and (xviv) the other risks discussed under Risk Factors below.
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
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•the effectiveness of the Company's strategic initiatives, including our North Star plan, labor models, service, and operational improvement initiatives;
•general economic conditions, including changes in consumer disposable income, weather conditions, and related events in regions where our restaurants are operated;

•the impact of COVID-19 on our results of operations, supply chain, and liquidity;
•the effectiveness of the Company’s programs and policies, including with respect to food safety and Team Member health and safety;
•our ability to staff, train, and retain our workforce for service execution;
•the effectiveness of the Company's marketing strategies and promotions;
•menu changes, including the anticipated sales growth, costs, and timing of the Donatos® expansion;
•the implementation, rollout, and timing of initiatives, improvements and technology solutions in our restaurants and at our Restaurant Support Center, in addition to digital platforms that are accessed by our Guests;
•the implementation of and realization of benefits from our restaurant management transition program;
•our ability to achieve revenue and cost savings from off-premises sales and other initiatives;
•competition in the casual dining market and discounting by competitors;
•changes in consumer spending trends and habits;
•changes in the cost and availability of key food products, distribution, labor, and energy;
•the adequacy of cash flows and the cost and availability of capital or Credit Facility borrowings and our potential sale-leaseback transactions;
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
Our "North Star" business strategy developed under new leadership is designed to drive long-term shareholder value and enhance Red Robin's competitive positioning. Our strategy focuses on transforming to an operations focused restaurant company, elevating the Guest experience, removing costs and complexity, optimizing Guest engagement, and driving growth in comparable restaurant revenue and unit level profitability, and delivering financial commitments.
These strategies and related initiatives, including changes to our restaurant management structures, may not result in sustained higher sales. Changes to our operations structure and compensation, service model, Guest experience and cooking platform, supply chain and vendors, and Guest engagement may not achieve the business growth and results we expect, which may negatively affect Guest satisfaction, Guest traffic, sales, or profits. Our business and desired results depend upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance we will be able to develop or implement these or other important strategic initiatives, or that we have, or will have, sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them, which could in turn adversely affect our business.
The global and domestic economic environment may negatively affect frequency of Guest visits and average ticket spend at our restaurants, which would negatively affect our revenues and our results of operations.
The global and domestic economic environment affects the restaurant industry and may negatively affect us directly and indirectly through our customers, distributors, and suppliers. These conditions include unemployment, weakness and lack of consistent improvement in the housing markets, downtrend or delays in residential or commercial real estate development, volatility in the U.S. stock market and in other financial markets, inflationary pressures, wage rates, tariffs and other trade barriers, reduced access to credit or other economic factors that may affect consumer confidence. As a result, our Guests may be apprehensive about the economy and maintain or further reduce their level of discretionary spending, especially in a potential recessionary environment. This could affect the frequency with which our Guests choose to dine-out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. Also, our Guests may choose to purchase food at supermarkets or other food retailers. We believe there is a risk that prolonged uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently or at lower priced restaurants on a more permanent basis, which would have a negative effect on our profitability as we spread fixed costs across a lower level of sales.

The COVID-19 pandemic disrupted and may further disrupt our business, which has and could further materially adversely affect our operations, business, and financial results. Any future epidemic, disease outbreak, or public health emergency may result in similar adverse effects.
The COVID-19 pandemic has had a material adverse effect on our business. The COVID-19 pandemic has impacted and may continue to negatively impact our ability to operate our restaurants, sales and traffic at our restaurants, restaurant staffing, availability of supplies, and commodity costs. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks, or public health emergencies will impact our business, liquidity, financial condition, and results of operations depends on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; our ability to successfully navigate the impacts; government action, including restrictions on restaurant operations; and increased unemployment and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition, and results of operations.
We cannot guarantee that changes to our operational policies and training will be effective to keep our Team Members and Guests safe from COVID-19 or future public health emergency. Any publicity relating to health concerns or the perceived or specific outbreaks of COVID-19 or other public health emergency attributed to one or more of our restaurants, or restaurants generally, could result in a significant decrease in Guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. Changes resulting from the COVID-19 pandemic or future public health emergencies and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time.
If a significant percentage of our workforce is unable to work or we are unable to properly staff our restaurants in connection with COVID-19, our operations may be negatively impacted. Work-from-home and other measures have introduced and may continue to introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations. There is no certainty that measures taken will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.
The COVID-19 pandemic as well as other public health emergencies may also materially adversely affect our ability to implement our strategic growth plans, including delays in the rollout of Donatos® pizza to additional restaurant locations, the implementation of technology platforms and technology solutions, restaurant remodels, and development of new restaurants in future years. During the COVID-19 pandemic, we faced shortages of food items and other supplies at our restaurants, and we could face similar supply shortages in a future health emergency. A shortage of supplies could adversely impact our restaurant sales and operations. In addition, certain of our Company-owned restaurants have remained permanently closed or may ultimately close, directly or indirectly, due to COVID-19.
The effects of the pandemic on our business could continue to have adverse effects on our business, results of operations, liquidity, cash flows, and financial condition, some of which may be significant and adversely impact our access to capital or to borrowing capacity under our Credit Facility and, as a result, our ability to operate our business on the same terms as we conducted business prior to the pandemic, complete our planned capital expenditures, and execute our strategic plan.
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
Our ability to provide the experience our Guests expect and desire depends on our ability to continue attracting and retaining a sufficient number of qualified management and operating Team Members, especially our restaurant-level leadership in our new Market Partner and Managing Partner system. Labor shortages in our industry and in the broader economy have disrupted, and may further disrupt, our ability to maintain adequate staffing levels at our restaurants. Increasing competition in the market for Team Members may increase our labor costs, including by requiring us to take additional measures to ensure that our compensation and benefits for Team Members remain competitive within the restaurant industry and with other industries that compete with us for workers, which could materially increase our expenses. During the last couple years, we took, and we may continue to take, certain measures to limit the impact of staffing shortages on the Guest experience. These measures included limiting operating hours and dine-in services at some of our restaurants. If labor shortages continue or worsen, we may be required to take similar or additional measures at a larger number of our restaurants. We have also recently announced changes to our restaurant management structures. If we are not successful in implementing these measures, or if these measures are insufficient to mitigate the impacts of any labor shortages, our Guest experience may be negatively impacted, leading to a decline in traffic and sales, which may impact our financial condition and results of operations.
Additionally, many of our vendor partners continue to experience challenges in hiring and retention, which together with global supply chain disruptions have contributed to intermittent product and distribution shortages. We may be unable to mitigate the impacts of such disruptions by locating vendors who can provide us with supplies that meet our timing, quality, and cost requirements and expectations, or at all, particularly in the event of widespread supply chain disruptions. Sustained supply shortages have and could continue to adversely affect our revenue and our costs.
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
Decreased cash flow from operations, or an inability to access credit or successfully execute our potential sale-leaseback transactions could negatively affect our business initiatives or may result in our inability to execute our revenue, expense, and capital deployment strategies.
Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving Credit Facility and from potential sale-leaseback transactions. Our capital deployment strategies include but are not limited to paying down debt, maintaining existing restaurants and infrastructure, and executing on our long-term transformation strategy. If we experience decreased cash flow from operations, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions and any resulting negative effect on our net income, cash flows, or other relevant financial performance metrics under our revolving Credit Facility could affect our ability to borrow or comply with our covenants under that facility. While our share repurchase program is currently suspended, when resumed, any repurchase by us of our shares of common stock will further reduce cash available for operations and future growth, as well as debt repayment.
A privacy or security breach involving our information technology systems, or the failure of our data security measures could interrupt our business, damage our reputation, and negatively affect our operations and profits.
The protection of Guest, Team Member, and Company data is critical to us. We are subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements including the California Consumer Privacy Act (CCPA) and other similar legislative initiatives. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes, and if we fail to comply with the laws and regulations regarding privacy and security, we could be exposed to risks of fines, investigations, litigation and disruption of our operations.
Moreover, we accept electronic payment cards from our Guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our Guests, Team Members, and vendors, and we process Guest payments using payment information. Customers and employees have a high expectation we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. A number of restaurant operators and retailers have experienced security breaches in which credit and debit card information may have been stolen. Although we employ security technologies and practices and have taken other steps to try to prevent a breach, we may nevertheless not have the resources or technical sophistication to prevent rapidly evolving types of cyber-attacks. If we have experienced, or in the future experience, a security breach, we could become subject to claims, lawsuits, or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, Guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a number of procedures designed to increase transparency and address our Guests' concerns regarding data breaches (whether actual or perceived), this policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and Guest confidence. We maintain a separate insurance policy covering cyber security risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention.

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
Any breach of our or our service providers' networks, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales and consumers, fines, lawsuits, government enforcement actions (for example, investigations, fines, penalties, audits and inspections) or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach. Additionally, if third parties on which we rely experience cybersecurity incidents, we may not become aware of such incidents in a timely manner, which may impact our ability to mitigate their impacts, which may exacerbate the risks described above.
In addition, the increased use of employee-owned devices for communications as well as work-from-home arrangements, such as those initially implemented in response to the COVID-19 pandemic, present additional operational risks to our information technology systems, including, but not limited to, increased risks of cyber-attacks. Our software or information technology systems, or that of third parties upon who we rely to operate our business, may have material vulnerabilities and, despite our efforts to identify and remediate these vulnerabilities, our efforts may not be successful or we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. It may be expensive and time-consuming to remediate material vulnerabilities, and our operations, reputation, sales and financial performance may be adversely impacted if we are not able to successfully and promptly remediate such vulnerabilities. Further, like other companies in the restaurant industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing attacks, and other attempts to breach or gain unauthorized access to, our systems. For example, in 2021, a remote code execution vulnerability in Apache log4j was identified as affecting large amounts of systems worldwide, and one of our third party software service providers was impacted and suffered a ransomware attack as a result. We completed investigation of this incident and concluded that they resulted in no material adverse impact to us. However, despite the precautions we take to mitigate the risks of such events, an attack on our enterprise information technology system, or those of third parties with which we do business, could result in theft or unauthorized disclosure of our proprietary or confidential information or a breach of confidential customer, supplier or employee information. Such events could impair our ability to conduct our operations or cause disruptions to our supply chain, which could have an adverse impact on revenue and harm our reputation. Additionally, such an event could expose us to regulatory sanctions or penalties, lawsuits or other legal action or cause us to incur legal liabilities and costs, which could be significant, in order to address and remediate the effects of an attack and related security concerns. The insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
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
We continue to evolve our marketing and branding strategies in order to appeal to customers and compete effectively to attract, engage, and retain customers. Our unique loyalty program, Red Robin Royalty™, has experienced some success in enrollment and driving sales and Guest counts by providing loyal Guests with various incentives and rewards. We intend to continue to provide a family friendly atmosphere and shifted our marketing focus to reinforce moments of connection and brand equities instead of price to drive Guest engagement, traffic, and sales. Going forward, we plan to focus more on engaging with and supporting the local communities in which we operate. We do not have any assurance our marketing strategies will be successful. If our advertising, branding, and other marketing programs and methods are not successful, we may not generate the level of restaurant sales or Guest traffic we expect, and the expense associated with these programs may negatively affect our financial results. Moreover, many of our competitors have larger marketing resources and more extensive national marketing strategies and media usage and we may not be able to successfully compete against those established programs.
If we are unable to effectively use and monitor social media, our marketing efforts as well as our reputation could be harmed, which could negatively impact our restaurant sales and financial performance.
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
As of December 25, 2022, 378 of our 414 Company-owned restaurants are located on leased premises. We have in the past and may in the future engage in sale-lease back transactions, which have and may in the future increase the number of our leased properties. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.
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
Changes in consumer buying patterns, particularly due to declines in traffic near our leased locations, and increases in online sales, may affect our revenues, operating results, and liquidity.
The success of our restaurants depends in large part on leased locations. Our restaurants are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract Guests to our restaurants. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. Online sales continue to increase and negatively impact consumer traffic at traditional "brick and mortar" retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our restaurants could negatively affect our restaurant sales. In addition, desirable locations for the relocation of existing restaurants may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
In the last several years, off-premises sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our online, to-go, catering, and delivery services to drive off-premises sales, there can be no guarantee we will be able to continue to increase our off-premises sales. Off-premises sales could also cannibalize dine-in sales, or our systems and procedures may not be sufficient to handle off-premises sales, which may require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them a commission, which lowers our profit margin on those sales. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. While we have introduced an alternative to third party delivery by offering an online Company platform to collect orders and outsource the "last mile" of delivery, we may not be able to convert Guests to our platform and that model remains subject to some of the same risks.

Our operations are susceptible to the changes in cost and availability of commodities which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, potential imposition of tariffs on imports from other countries, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2022, approximately 49% of our estimated 2023 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through 2023. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. Although the majority of our commodities are sourced domestically, changes in trade policy and tariffs could negatively impact our commodity costs. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
We may experience interruptions in the delivery of food and other products from third parties.
Our restaurants depend on frequent deliveries of fresh produce, food, beverage, and other products. This subjects us to the risk of interruptions in food and beverage supplies that may result from a variety of causes including, but not limited to, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties, including bankruptcy of our suppliers or other unforeseen circumstances, especially where a product comes from a single or small number of suppliers. Such shortages could adversely affect our revenue and profits. Our restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, and health and safety standards of each supplier and distributor. We strive to have multiple approved suppliers on key items; however, the Company is undertaking initiatives to consolidate suppliers and there are situations where we only have one approved supplier, which increases the risk to our supply chain if something were to happen to interrupt the supplier's ability to continue supplying the Company. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products, and/or the adulteration or contamination of such food and beverage products.
Price increases may negatively affect Guest visits.
From time to time, we increase prices, primarily to offset increased costs and operating expenses. We cannot provide assurance that any future price increases will not deter Guests from visiting our restaurants, reduce the frequency of their visits, or affect their purchasing decisions.
New or improved technologies or changes in consumer behavior facilitated by these technologies could negatively affect our business.
Advances in technologies or certain changes in consumer behavior driven by such technologies could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable Guest proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position. There can be no assurance we will be able to successfully respond to changing consumer preferences, including with respect to new technologies or to effectively adjust our product mix, service offerings, and marketing initiatives for products and services that address, and anticipate advances in, technology, and market trends. Additionally, from time to time, we implement new or different technologies in our restaurants, including our recent decision to introduce flat top cooking methods into our restaurants. These initiatives have involved and may in the future involve significant capital expenditures, and may involve unexpected expenditures for training, maintenance or otherwise, and may ultimately not produce the results we anticipate. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results could be harmed.
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
•our ability to locate, hire, train, and retain qualified operating Team Members to staff our new restaurants, especially our Managing Partners and Market Partners;
•identification of and ability to secure an adequate supply of available and suitable restaurant sites;
•timely adherence to development schedules;
•cost and availability of capital to fund restaurant expansion and operation;
•negotiation of favorable lease and construction terms;
•the availability and cost of construction materials and labor;
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
As of December 25, 2022, a total of 166 or 40% of our 414 Company-owned restaurants, representing 49% of restaurant revenues, were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, Utah, and Washington state). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the Western United States, as well as regional differences in the legal, regulatory, and litigation environment, could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
We rely on our senior executive team for the development and execution of our business strategy and the loss of any member of our senior executive team could negatively affect our operating results.
We recently implemented significant changes in our senior executive management team to support the Company’s new “North Star” five-point plan. Key members of our senior executive management team are central to our success and difficult to replace. We may be unable to retain them or attract other highly qualified senior executives, particularly if we do not offer competitive employment terms. The loss of the services of any of our key senior executives or the failure to implement an appropriate succession plan could prevent us from achieving our business strategy and initiatives, which could adversely affect our operating results.
Changes in our management team can also disrupt our business. The failure to successfully transition and assimilate key employees could adversely affect our results of operations. To the extent we do not effectively hire, onboard, retain, and motivate key employees, our business can be harmed.
If we are unable to successfully recruit and retain qualified restaurant management and operations Team Members in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.
Our ability to attract, retain, and motivate qualified management and operating Team Members is central to providing the desired Guest and Team Member experience in our restaurants and delivering on our business strategy. Qualified management and operations Team Members are currently in high demand. From time to time, we make capital expenditures for, and commit management resources towards, efforts aimed at improving our competitiveness and our ability to attract and retain qualified management and operating Team Members, such as our recently announced restaurant management transition program. We may not be successful in implementing these initiatives, and they may not lead to the benefits or results that we anticipate. If we are unable to attract and retain qualified people, especially in our restaurants at the Managing Partner level and regionally at the Market Partner level, our restaurants could be short staffed, we may be forced to incur overtime expenses, hourly Team Member turnover could increase, and our ability to operate our restaurants and roll out new service model and technology solutions effectively could be limited, and the Guest experience could be negatively affected, leading to a decline in traffic and sales.
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

We are subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Further, there have been historical actions before the National Labor Relations Board (NLRB) where it was alleged that a parent company could be held liable for the actions of its franchisees, including potentially jointly liable for labor and wage violations by its franchisees. Failure to comply with the laws and regulations governing our franchisee relationships or adverse decisions similar to the above-described NLRB actions could subject us to liability for actions of the franchisees, or expose us to liability to franchisees, or fines and penalties for non-compliance.
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
Our business could be adversely affected by increased labor costs, including costs related to the increase in minimum wage and new health care laws.
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant Team Members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the current federal minimum wage, including California, Washington, Oregon, Colorado, and New York. For example, California enacted legislation that increased its minimum wage through a series of annual rate increases, from $10.50 an hour in January 2017 to $15 an hour in January 2022, and some California localities currently mandate wages higher than $15 an hour. In addition, the Biden administration and members of Congress have called for an increase in the federal minimum wage from $7.25 an hour to $15 an hour. We anticipate additional legislation increasing minimum wage standards will be enacted in future periods and in other jurisdictions, including a potential increase or elimination of the tip credit wage. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other team members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.
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
•a reduction in the number of states that allow gratuities to be credited toward minimum wage requirements; and
•increased employee litigation including claims under federal and/or state wage and hour laws, including the Worker Adjustment and Retraining Notification (WARN) Act of 1988.
There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on social and environmental sustainability matters, including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use. As a result, we have experienced increased pressure and expectations to provide expanded disclosure and make commitments, establish goals or set targets with respect to various environmental and social issues and to take the actions necessary to meet those commitments, goals and targets. If we are not effective in addressing social and environmental sustainability matters, consumer trust in our brand may suffer. In addition, the actions needed to achieve our commitments, goals and targets could result in market, operational, execution and other costs, which could have a material adverse effect on our results of operation and financial condition. Our results of operation and financial condition could be adversely impacted if we are unable to effectively manage the risks or costs to us and our supply chain associated with social and environmental sustainability matters.
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
Prior to the 2020 U.S. presidential election, then presidential candidate Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, the creation of a 10% penalty on certain imports, and a 15% minimum tax on worldwide book income. Additionally, a repeal of NOL carrybacks has also been discussed. During 2022, Congress passed, and President Biden signed into law, tax legislation that includes the 15% corporate minimum income tax for certain large corporate taxpayers. At this time, the Company is not subject to the corporate minimum tax and does not project that it will be subject to the tax in the near future. If any or all of President Biden’s other proposed legislation (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to the Company's effective tax rate and cash tax refunds. Additionally, while we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period which the final determination is made.
A significant increase in litigation could have a material adverse effect on our results of operations, financial condition, and business prospects.
As a member of the restaurant industry, we are sometimes the subject of complaints or litigation, including class action lawsuits, or from Guests alleging illness, injury, or other food quality, health, or operational concerns. Negative publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to the same risks of negative publicity resulting from these sorts of allegations even if the claim actually involves one of our franchisees.
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
During fiscal 2022, the price of our common stock fluctuated between $5.70 and $18.42 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry, and the COVID-19 pandemic. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company's operating performance. The price of our common stock may continue to be volatile, based on factors specific to our Company and industry, as well as factors related to the equity markets overall. Moreover, such volatility has in the past and may in the future attract the interest of activist stockholders. Responding to activist stockholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.
Any failure to repurchase the Company's stock up to the maximum amounts permitted under our repurchase program may negatively impact investor perception of us and may affect the market price and volatility of our stock.
Our stock repurchase program is temporarily suspended. If and when we reinstate our stock repurchase program, or put a new repurchase program in place, it may require us to use a significant portion of our cash flow from operations and/or may require us to incur indebtedness utilizing our existing Credit Facility or some other form of debt financing. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented by proceeds from the exercise of employee stock options and our capacity to borrow funds, which may be subject to economic, financial, competitive, and other factors that are beyond our control. The inability to complete stock repurchases under a repurchase program may negatively impact investor perception of us and may therefore affect the market price and volatility of our stock.
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
We own real estate for 36 Company-owned restaurants located in Arizona (4); Arkansas (1); California (1); Colorado (4); Florida (1); Georgia (1); Illinois (1); Indiana (1); Maryland (1); Missouri (1); North Carolina (3); Ohio (4); Pennsylvania (3); Texas (5); Virginia (4); and Washington (1).
Our Restaurant Support Center and test kitchen is located in Englewood, Colorado. As a result of the COVID-19 pandemic, we implemented a dispersed workforce policy that permits many of our Restaurant Support Center Team Members to continue working remotely and we expect that to continue on a go-forward basis. For on-site critical, Company leadership, and those who desire to work in a shared location, we have optimized our office footprint at this location to meet the needs of that population. We occupy this facility under a lease that expires May 31, 2025. In addition, we occupy the first floor and sublease to a third party the second and third floors of a facility in Greenwood Village, Colorado under a lease that expires on May 31, 2025.
Our existing prototype for new Red Robin restaurants is approximately 5,100 square feet with a capacity of approximately 200 seats. We develop restaurants under ground leases on which we build our own restaurants in addition to converting existing buildings on standalone, in-line, end cap, and mall locations. As of December 25, 2022, our restaurant locations comprised approximately 2.7 million square feet.

ITEM 3.    Legal Proceedings
For information regarding contingencies related to litigation, please see Note 12. Commitments and Contingencies included within Item 8. Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for the period ended December 25, 2022, the contents of which are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Global Select Market under the symbol RRGB. As of February 24, 2023, there were 89 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2022, 2021 or 2020. We currently anticipate we will retain any future cash flow to service debt, maintain existing restaurants and infrastructure, and execute on our long-term business strategy. Our Credit Facility has certain limitations on paying dividends or making repurchases of our shares, and we are subject to certain covenant ratios, including a leverage ratio under our Credit Agreement.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal year ended December 25, 2022, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during 2022. Our ability to repurchase shares is limited to certain conditions set forth by our lenders in the Credit Facility.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders' return on Common Stock of the Company since the end of its fiscal year 2017, with the cumulative total return over the same period for (i) The Russell 3000 Index, and (ii) the S&P 600 Restaurants.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 31, 2017, the last trading day in the Company's 2017 fiscal year, in the Company's Common Stock and in each of the indices.
This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN(1)
Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index
and S&P 600 Restaurants Index

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$USD
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
RRGB
Russell 3000
S&P 600 Restaurants

	Fiscal Years Ended
	December 31, 2017	December 30, 2018	December 29, 2019	December 27, 2020	December 26, 2021	December 25, 2022
Red Robin Gourmet Burgers, Inc. (RRGB)	$100.00	$47.33	$54.97	$35.61	$30.40	$9.88
The Russell 3000 Index	100.00	112.59	149.16	178.27	224.41	182.64
S&P 600 Restaurants(2)	$100.00	$115.04	$129.10	$167.49	$162.41	$125.88
———————————————————
(1)    Represents performance of $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends based on fiscal year ends for purposes of comparability.
(2)    The S&P 600 Restaurants includes companies such as Bloomin' Brands Inc., Brinker International, Inc., Chuy's Holdings Inc., Dine Brands Global, Inc., Fiesta Restaurant Group, Inc., and The Cheesecake Factory Incorporated.
ITEM 6.    Reserved

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. All comparisons under this heading between 2022 and 2021 refer to the fifty-two weeks ended December 25, 2022 and December 26, 2021, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our" or the "Company"), primarily operates, franchises, and develops casual dining restaurants with 511 locations in North America. As of December 25, 2022, the Company operated 414 Company-owned restaurants located in 38 states. The Company also had 97 franchised restaurants in 16 states and one Canadian province as of December 25, 2022. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five to six years. Both 2022 and 2021 refer to 52 week fiscal years.
Fiscal Year 2022 Accomplishments
Fiscal 2022 was a year of progress and transition for our business. The COVID-19 pandemic continued to impact us particularly in the first half of fiscal 2022 directly through government mandated restrictions, and indirectly through supply chain disruptions and labor shortages. We and the broader United States economy experienced inflation levels not seen in decades. Despite these headwinds, our accomplishments in 2022 include the following:
•Revenue increased by approximately $104.5 million, from approximately $1.2 billion in fiscal 2021, to approximately $1.3 billion in fiscal 2022.
•Achieved a comparable restaurant revenue increase of 9.2%. Comparable restaurant revenue has increased for eight (8) consecutive quarters.
•Comparable restaurant revenue and comparable restaurant traffic exceeded the industry average as measured by the Black Box Casual Dining index.
•Continued investments in sales building and infrastructure initiatives:
◦Installed Donatos® in 52 Company-owned restaurants, bringing the total number of restaurants with Donatos® to 245 as of December 25, 2022. Comparable restaurant revenue growth in fiscal 2022 compared to fiscal 2021 at restaurants with Donatos® outperformed restaurants without Donatos ® by 470 basis points.
◦Invested in Guest facing facility upgrades and renovations in more than 200 restaurants.
◦Upgraded infrastructure technology in restaurant and support center locations.
•Facilitated a successful transition to a new Chief Executive Officer and other executive leadership positions.
Inflationary Cost and COVID-19 Impact
The COVID-19 pandemic and the related aftermath continues to create unprecedented challenges for our industry including changing consumer behavior, labor and supply chain challenges, and wide spread inflationary costs. Cost of sales as a percentage of sales increased 200 basis points in 2022 compared to 2021, driven primarily by commodity cost inflation.
Our ability to attract and retain Team
Members became more challenging in the competitive job market in 2022. At the start of fiscal 2022, staffing was our number one priority. We made significant progress in improving the staffing levels in our restaurants throughout the year. The challenges in hiring and retention and global supply chain disruptions also affected many of our vendor partners, resulting in intermittent product and distribution shortages.
We remain focused on proactively addressing these industry challenges, while delivering a great Guest experience and continuing to prioritize the satisfaction and retention of our Team Members.
Financial and Operational Highlights

The following summarizes the financial and operational highlights during the fifty-two weeks ended December 25, 2022:
Restaurant revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant revenue for the fifty-two weeks ended December 26, 2021	$1,137.7
Increase in comparable(1) restaurant revenue	100.6
Decrease in non-comparable restaurant revenue	(8.0)
Total increase	92.6
Restaurant revenue for the fifty-two weeks ended December 25, 2022	$1,230.3
(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the end of the period presented.
Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Fifty-two weeks ended		2022 compared to 2021
(Dollars in millions)	December 25, 2022	December 26, 2021	Increase/(Decrease)
Restaurant revenue	$1,230.3	$1,137.7	8.1%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	24.9%	22.9%	200
Labor	35.8	36.0	(20)
Other operating	18.3	18.3	—
Occupancy	8.0	8.5	(50)
Total	87.0%	85.7%	130
The following table summarizes Net loss, loss per diluted share, and adjusted loss per diluted share (a non-GAAP measure) for the fifty-two weeks ended December 25, 2022 and December 26, 2021:

	Fifty-two Weeks Ended
(Dollars and shares in thousands, except per share amounts)	December 25, 2022	December 26, 2021
Net loss as reported	$(77,800)	$(50,002)

Loss per share - diluted:
Net loss as reported	$(4.91)	$(3.19)
Change in estimate, gift card breakage	(0.33)	—
Write-off of unamortized debt issuance costs	0.11	—
Other charges, net:
Asset impairment	2.43	0.45
Gain on sale of restaurant property	(0.58)	—
Severance and executive transition, net of $(3,299) and $0 in stock-based compensation	0.14	—
Other financing costs	0.09	—
Restaurant closure costs, net	0.05	0.40
Closed corporate office costs, net of sublease income	0.03	—
COVID-19 related charges	0.03	0.08
Litigation contingencies	0.26	0.08
Board and stockholder matter costs	—	0.01
Income tax effect	(0.58)	(0.26)
Adjusted loss per share - diluted	$(3.26)	$(2.43)

Weighted average shares outstanding
Basic	15,840	15,660
Diluted	15,840	15,660
We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted loss per diluted share excludes the effects of asset impairment; gain on sale of restaurant property; severance and executive transition costs; other financing costs; restaurant closure costs; closed corporate office costs, net of sublease income; COVID-19 related costs; litigation contingencies; board and stockholder matters costs; goodwill impairment; change in estimate - gift card breakage; write-off of unamortized debt issuance costs, and related income tax effects. We have revised our definition of adjusted loss per diluted share to exclude other financing costs, closed corporate office, net of sublease income, change in estimate - gift card breakage, and write-off of unamortized debt issuance costs. We did not revise prior years’ adjusted loss per diluted share amounts because there were no other charges similar in nature to these costs. Other companies may define adjusted net loss per share differently, and as a result our measure of adjusted loss per share may not be directly comparable to those of other companies. Adjusted loss per share should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.
The following table summarizes Net Loss (a GAAP measure), and EBITDA and Adjusted EBITDA (non-GAAP measures) for the fifty-two weeks ended December 25, 2022 and December 26, 2021:

	Fifty-Two Weeks Ended
	December 25, 2022	December 26, 2021
Net loss as reported	$(77,800)	$(50,002)
Interest expense, net	19,882	14,168
Income tax provision (benefit)	747	(152)
Depreciation and amortization	76,245	83,438
EBITDA	19,074	47,452

Change in accounting estimate, gift card breakage(1)	(5,246)	—
Other charges, net:
Asset impairment	38,534	7,052
Gain on sale of restaurant property	(9,204)	—
Severance and executive transition	2,280	—
Other financing costs(2)	1,462	—
COVID-19 related costs	438	1,288
Restaurant closure costs	828	6,276
Closed corporate office costs, net of sublease income	475	—
Litigation contingencies	4,148	1,330
Board and stockholder matter costs	—	128
Adjusted EBITDA	$52,789	$63,526
(1)    Change in estimate, gift card gift card breakage revenue, net of commission relates to the Company's re-evaluation of its estimated redemption pattern. The impact during the fifty-two weeks ended December 25, 2022 comprises $5.9 million included in Franchise royalties, fees, and other revenue partially offset by $0.6 million in gift card commission costs included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
(2)    Other financing costs includes legal and other charges related to the refinancing of our Credit Facility in the first quarter of fiscal year 2022.
We believe the non-GAAP measure of adjusted EBITDA gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted EBITDA excludes the effects of change in estimate - gift card breakage, asset impairment, litigation contingencies, board and stockholder matters costs, restaurant closure costs, other financing costs, COVID-19 related costs and severance and executive transition costs, gain on sale of restaurant property and closed corporate office, net of sublease income. We have revised our definition of adjusted EBITDA to exclude gain on sale of restaurant property, change in accounting estimate - gift card breakage, other financing costs and closed corporate office, net of sublease income. We did not revise prior years’ adjusted EBITDA because there were no other charges similar in nature to these costs. We define EBITDA as net loss before interest expense, income taxes, and depreciation and amortization. Other companies may define EBITDA and adjusted EBITDA differently, and as a result our measure of EBITDA and adjusted EBITDA may not be directly comparable to those of other companies. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.

Restaurant Data
    The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Fifty-two Weeks Ended
	December 25, 2022	December 26, 2021
Company-owned:
Beginning of period	430	443
Opened during the period	—	1
Closed during the period	(16)	(14)
End of period	414	430
Franchised:
Beginning of period	101	103
Opened during the period	1	—
Closed during the period	(5)	(2)
End of period	97	101
Total number of restaurants	511	531

The following table presents total Company-owned and franchised restaurants by state or province as of December 25, 2022:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	1
Alaska		3
Alabama	4
Arizona	17	1
California	57
Colorado	22
Connecticut		3
Delaware		5
Florida	18
Georgia	6
Iowa	5
Idaho	8
Illinois	20
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	3	2
Maryland	12
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	17	2
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	20	9
Utah	1	5
Virginia	20
Washington	37
Wisconsin	11

Province:
British Columbia		12
Total	414	97

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

	Year Ended
	2022	2021
Revenues:
Restaurant revenue	97.2%	97.9%
Franchise revenue	1.5	1.5
Other revenue	1.3	0.6
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs(1) (exclusive of depreciation and amortization shown separately below):
Cost of sales	24.9%	22.9%
Labor	35.8	36.0
Other operating	18.3	18.3
Occupancy	8.0	8.5
Total restaurant operating costs	87.0	85.7
Depreciation and amortization	6.0	7.2
Selling, general and administrative expenses	10.8	10.6
Pre-opening and acquisition costs	—	0.1
Other charges	3.1	1.4
Loss from operations	(4.5)%	(3.2)%
Other expense (income):
Interest expense	1.6%	1.2%
Interest (income) and other, net	—	(0.1)
Total other expenses	1.6	1.2
Loss before income taxes	(6.1)	(4.3)
Income tax benefit	0.1	—
Net loss	(6.1)%	(4.3)%
———————————————————
(1) Expressed as a percentage of restaurant revenue

Revenues

	Year Ended
(Revenues in thousands)	2022	2021	Percent Change
Restaurant revenue	$1,230,318	$1,137,733	8.1%
Franchise revenue	19,306	17,236	12.0%
Other revenue	16,993	7,109	139.0%
Total revenues	$1,266,617	$1,162,078	9.0%
Average weekly net sales per Company-owned restaurants	$55,852	$51,116
Total operating weeks	22,028	22,258	(1.0)%
Net sales per square foot (excludes closed restaurants)	$468	$425	10.1%
Restaurant revenue, which comprises primarily food and beverage sales, increased $92.6 million in 2022, or 8.1%, as compared to 2021. The increase was due to a $100.6 million, or 9.2%, increase in comparable restaurant revenue, partially offset by a $8.0 million decrease at non-comparable restaurants, including the impact of restaurant closures. The comparable restaurant revenue increase was driven by a 10.1% increase in average Guest check with a 0.9% decrease in Guest count. The increase in average Guest check resulted from a 6.4% increase in pricing and a 3.8% increase in menu mix, and was partially offset by a 0.1% decrease from higher discounts. The increase in menu mix was primarily driven by our limited time menu offerings and higher dine-in sales volumes. Dine-in sales comprised 71.3% of total food and beverage sales in 2022, as compared to 65.5% in 2021.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base based on operating five full fiscal quarters as of the end of each period presented. Temporarily closed Company-owned restaurants due to the COVID-19 pandemic were not included in the comparable base for the fiscal years ended December 25, 2022 and December 26, 2021. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new and acquired restaurants during the period, the average square footage of our restaurants, as well as the impact of changing capacity limitations in response to COVID-19 levels in a given locality. Net sales per square foot represents the total of restaurant revenue for Company-owned restaurants included in the comparable base divided by the total adjusted square feet of Company-owned restaurants included in the comparable base.
Franchise revenue primarily includes royalty income and advertising fund contributions. Franchise revenue increased $2.1 million, or 12.0%, in 2022 compared to 2021 primarily due to increased comparable franchise sales. The dollar amount of both royalty income and advertising fund contributions increased as each is calculated primarily as a fixed percentage of franchise sales.
Other revenue primarily comprises gift card breakage, which represents the value associated with the portion of gift cards sold that are unlikely to be redeemed, licensing income, and recycling income. During 2022 and 2021, we recognized $14.8 million and $5.4 million of gift card breakage. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies, Change in Accounting Estimate - Gift Card Breakage.
Cost of Sales

(In thousands, except percentages)	2022	2021	Percent Change
Cost of sales	$306,509	$260,896	17.5%
As a percent of restaurant revenue	24.9%	22.9%	2%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with commodity costs and sales channel mix and volume. Cost of sales as a percentage of restaurant revenue increased 200 basis points in 2022 as compared to 2021. The increase was primarily driven by approximately 15.3% commodity basket inflation, partially offset by menu price increases.

Labor

(In thousands, except percentages)	2022	2021	Percent Change
Labor	$440,564	$409,901	7.5%
As a percent of restaurant revenue	35.8%	36.0%	(0.2)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue decreased 20 basis points in 2022 as compared to 2021. The decrease was primarily driven by sales leverage, and lower management incentive compensation costs, partially offset by wage rate inflation in 2022.
Other Operating

(In thousands, except percentages)	2022	2021	Percent Change
Other operating	$224,704	$207,829	8.1%
As a percent of restaurant revenue	18.3%	18.3%	—%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, third party delivery fees, and other miscellaneous costs. Other operating costs as a percentage of restaurant revenue remained the same in 2022 and 2021. Lower off-premises supply costs and the impact of sales leverage were offset by an increase in utilities and other costs.
Occupancy

(In thousands, except percentages)	2022	2021	Percent Change
Occupancy	$98,868	$96,484	2.5%
As a percent of restaurant revenue	8.0%	8.5%	(0.5)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. In 2022, occupancy costs as a percentage of restaurant revenue decreased 50 basis points as compared to 2021 primarily driven by sales leverage and the impact of permanently closed restaurants and lease amendments, partially offset by higher general liability costs.
Our fixed rents in 2022 and 2021 were $69.3 million and $68.8 million, an increase of $0.5 million due to the recognition of occupancy costs in Other charges for temporarily closed Company-owned restaurants during periods of closure due to the COVID-19 pandemic and the impact of lease amendments including a lease modification that resulted in a financing lease becoming an operating lease, partially offset by decreases from 16 restaurants permanently closed during 2022 and 14 restaurants permanently closed during 2021.
Depreciation and Amortization

(In thousands, except percentages)	2022	2021	Percent Change
Depreciation and amortization	$76,245	$83,438	(8.6)%
As a percent of total revenues	6.0%	7.2%	(1.2)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. In 2022, depreciation and amortization expense as a percentage of revenue decreased 120 basis points as compared to 2021. The decreases are primarily due to net closed Company-owned restaurants, and sales leverage.
Selling, General, and Administrative expenses

(In thousands, except percentages)	2022	2021	Percent Change
Selling, general, and administrative expenses	$136,612	$122,743	11.3%
As a percent of total revenues	10.8%	10.6%	0.2%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs, our Restaurant Support Center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
Selling, general, and administrative expense increased $13.9 million, or 11.3% in 2022 as compared to 2021.

General and administrative expenses increased $9.5 million or 12.6% in 2022 as compared to 2021. The increase in 2022 was primarily driven by increased conference and travel costs following the ease of COVID-19 restrictions, higher share-based incentive compensation costs, and higher staffing costs.
Selling expenses increased $4.4 million or 9.3% in 2022 as compared to 2021. The increase was primarily driven by increased digital marketing.
Pre-opening Costs

(In thousands, except percentages)	2022	2021	Percent Change
Pre-opening costs	$568	$1,410	(59.7)%
As a percent of total revenues	—%	0.1%	(0.1)%
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
We incurred pre-opening costs related to the installation of 52 Donatos® in fiscal 2022.
Other Charges (Gains), net

(In thousands, except percentages)	2022	2021	Percent Change
Asset impairment	$38,534	$7,052	*
Gain on sale of restaurant property	(9,204)	—	*
Severance and executive transition, net of $(3,299) and $0 in stock-based compensation	2,280	—	*
Other financing costs	1,462	—	*
Restaurant closure costs, net	828	6,276	(86.8)%
Closed corporate office costs, net of sublease income	475	—	*
COVID-19 related charges	438	1,288	(66.0)%
Litigation contingencies	4,148	1,330	*
Board and stockholder matter costs	—	128	(100.0)%
Other charges (gains), net	$38,961	$16,074

* Percentage increases and decreases over 100 percent were not considered meaningful.
For further information on Other charges line items, refer to Note 4. Other Charges (Gains), net, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Interest Expense and Interest Income
Interest expense in 2022 and 2021 was $20.6 million and $14.2 million, respectively. The $6.5 million increase was primarily due to the increase in average total debt and higher interest rates. Our weighted average interest rate in 2022 and 2021 was 9.1% and 7.1%.
Interest income and other decreased by $0.7 million to $0.0 million in 2022 from $0.7 million in 2021 due to interest income, primarily related to an income tax refund, that was offset by investment losses, related to a deferred compensation plan for which assets are held in a rabbi trust, in 2022 compared to investment gains related to the deferred compensation plan in 2021.
Income Taxes
Income tax provision was $0.7 million in 2022, compared to an income tax benefit of $0.2 million in 2021. Our effective tax rate was a 1.0% provision in 2022 and a 0.3% benefit in 2021. The increase in tax expense for the year ended December 25, 2022, is primarily due to the 2022 impact of state taxes including minimum state income taxes and state franchise taxes as well as an adjustment to federal taxes.

Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $35.4 million to $48.8 million at December 25, 2022, from $22.8 million at the beginning of the fiscal year. The Company is using available cash flow from operations to maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of December 25, 2022, the Company had approximately $58.8 million in liquidity, including cash and cash equivalents and available borrowing capacity under its Credit Facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each fiscal year presented (in thousands):

	Year Ended
	2022	2021
Net cash provided by operating activities	$35,532	$47,292
Net cash used in investing activities	(29,568)	(42,241)
Net cash provided by financing activities	29,533	1,563
Effect of exchange rate changes on cash	(41)	20
Net change in cash and cash equivalents, and restricted cash	$35,456	$6,634
Operating Cash Flows
Net cash flows provided by operating activities decreased $11.8 million to $35.5 million in 2022 as compared to 2021. The change in net cash provided by operating activities is primarily attributable to repayment of CARES Act deferred payroll tax of $8.8 million; $5.6 million higher interest payments due to the increased average total debt and higher interest rates; and decreased cash from earnings after non-cash items, as presented in the Consolidated Statements of Cash Flows, partially offset by changes in working capital, including the tax refunds received in 2022.
Investing Cash Flows
Net cash flows used in investing activities decreased $12.7 million to $29.6 million in 2022 as compared to 2021. The decrease is primarily due to proceeds from the sale of a restaurant property and decreased spending on the Donatos® expansion, partially offset by increased spending on restaurant improvements, and investments in technology and other projects.
The following table lists the components of our capital expenditures for each fiscal year presented (in thousands):

	Year Ended
	2022	2021
Restaurant improvement capital and other	$15,882	$12,798
Investment in technology, infrastructure, and other	12,303	10,812
Donatos® expansion	6,054	17,113
New restaurants and restaurant refreshes	3,920	1,538
Total capital expenditures	$38,159	$42,261
Expenditures for Donatos® expansion include expenditures for kitchen equipment, other equipment and other capital costs associated with adding Donatos® to our restaurants, Restaurant improvement capital and other consists of capital equipment for our restaurants, Investment in technology, infrastructure and other consists of capital costs related to restaurant technology assets, capital overhead, and other items.
Financing Cash Flows
Net cash flows provided by financing activities increased $28.0 million to $29.5 million in 2022 as compared to 2021. The increase is primarily due to $30.6 million in net borrowings in 2022 compared to a net borrowings of $3.7 million in 2021 as a result of the Company's refinancing of debt on March 4, 2022 and $3.9 million in initial deposit proceeds received related to the sale of a restaurant property in the second quarter of 2022, partially offset by an increase in cash used for debt issuance costs.

Credit Facility
On March 4, 2022, the Company replaced its prior amended and restated Credit Agreement (the "Prior Credit Agreement") with a new Credit Agreement (the "Credit Agreement"), which provides for a new Senior Secured Term Loan and Revolving Credit Facility (the “Credit Facility”). The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
As of December 25, 2022, the Company had outstanding borrowings under the Credit Facility of $205.7 million net of $8.3 million of unamortized deferred financing charges and discounts, of which $3.4 million was classified as current, in addition to amounts issued under letters of credit of $9.1 million. The amounts issued under letters of credit reduce the amount available under the Credit Facility but are not recorded as debt.
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant. As of December 25, 2022, the Company was in compliance with all covenants applicable to our Credit Facility.
For additional information regarding our Credit Facility, see Note 8. Borrowings included within the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Debt Outstanding
Total debt outstanding increased $37.9 million to $214.9 million at December 25, 2022, from $177.0 million at December 26, 2021, primarily driven by net proceeds from the execution of the Credit Facility during the fifty-two weeks ended December 25, 2022.
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through December 25, 2022, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. There were no share repurchases in 2022 and 2021. Accordingly, as of December 25, 2022, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. The new Credit Agreement limits our ability to repurchase shares to certain conditions set forth by our lenders in the new Credit Facility.
Contractual Obligations
The following table summarizes the amounts of payments due under specified contractual obligations as of December 25, 2022 (in thousands):

	Payments Due by Period
	Total	2023	2024 - 2025	2026 - 2027	Thereafter
Long-term debt obligations(1)	$299,097	$24,608	$45,869	$228,442	$178
Finance lease obligations(2)	12,325	1,483	2,889	2,710	5,243
Operating lease obligations(3)	617,001	77,380	148,694	126,478	264,449
Purchase obligations(4)	149,203	52,499	35,887	38,815	22,002
Other non-current liabilities(5)	4,435	1,013	398	100	2,924
Total contractual obligations	$1,082,061	$156,983	$233,737	$396,545	$294,796
———————————————————
(1) Long-term debt obligations primarily represent minimum required principal payments under our existing Credit Agreement as of December 25, 2022, including estimated interest of $84.2 million based on a 9.81% average borrowing interest rate.
(2) Finance lease obligations include interest of $2.3 million.
(3) Operating lease obligations exclude variable lease costs, such as sales based contingent rent, and include interest of $176.5 million.
(4) Purchase obligations includes the Company's share of expected system-wide fixed price commitments for food, beverage, and restaurant supply items. These amounts are estimates based on anticipated inventory needed for the Company's restaurants, and could vary due to the timing of volumes.

(5) Other non-current liabilities primarily represent the employee deferred compensation plan liability. Refer to Note 15. Employee Benefit Programs, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Financial Condition and Future Liquidity
We require capital principally to maintain, improve, and refurbish existing restaurants; build new restaurants; support infrastructure needs; fund operational changes; and for general operating purposes. We are required to make interest and principal payments under the terms of our Credit Agreement, and may use capital to pay additional principal on our borrowings or repurchase our common stock as allowed by our Credit Agreement. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our Credit Facility. We expect cash flows from operations and available borrowing capacity under the Credit Facility will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. In January 2023, the Company announced it is evaluating a sale-leaseback transaction related to its owned properties and anticipates proceeds will be used to repay debt, fund capital investments, and repurchase shares of Company stock subject to the terms of the Credit Agreement and approval by the Board of Directors. We and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant short-term trade credit for purchases, such as food and supplies. The addition of new restaurants and refurbishment of existing restaurants are reflected as long-term assets and not as part of working capital.
Working Capital
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our Credit Facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our remaining borrowing capacity under the Credit Facility and sale-leaseback transactions will be sufficient to satisfy any working capital deficits and our planned capital expenditures.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant-level cash flows, which are subject to the current economic environment, and we might obtain different results if we use different assumptions or conditions. We have identified the following as the Company's most critical accounting policies and estimates, which are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Impairment of Long-Lived Assets - Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, right of use assets, and amortizable intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant-level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions on future revenue trends. Management's estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model, or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss. The amount of the impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset, which is determined using discounted cash flows.

Judgments made by management related to our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions, changes in operating performance, and the ongoing maintenance and improvements of the assets. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant's past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. For those restaurants for which undiscounted cash flows did not exceed their carrying value, we compared the carrying amount of each restaurant to its fair value as estimated by management. Determining the fair value of the long-lived assets requires the use of estimates and assumptions and is typically determined using a discounted cash flow projection model. The weighted average cost of capital discount factor is determined using external information such as the risk-free rate of return, industry beta factors, and premium adjustments. Management uses other market information such as market rent and discount rates, which are subject to judgment, to estimate the fair value of restaurant right of use lease assets. During 2022, the Company determined long-lived assets at 46 locations were impaired as a result of our cash flow analysis, and recognized non-cash impairment charges of $38.0 million. During 2021, we impaired ten Company-owned restaurants as a result of our cash flow analysis resulting in non-cash impairment charges of $6.4 million.
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
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on quoted prices in the active market for the license in the same or similar jurisdictions, representing a level 1 fair value measurement. At the end of 2022, the Company performed its annual review of its indefinite lived liquor licenses that had a carrying value of $6.7 million, and recorded impairment charges of $0.5 million to indefinite-lived intangibles in 2022. In 2021, $0.5 million of impairment charges were recorded and, in 2020, no impairment charges were recorded to liquor licenses with indefinite lives.
Recently Issued Accounting Standards
See Note 2. Recent Accounting Pronouncements, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for our discussion of recently issued accounting standards.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of December 25, 2022, we had $214.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.1 million on an annualized basis.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Commodity Price Risks
The Company's restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, potatoes, and restaurant supplies. We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, weather, seasonality, production, trade policy, and other factors. During the COVID-19 pandemic, we experienced distribution disruptions, commodity cost inflation, and certain food and supply shortages. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities; however, it may not be possible for us to enter into fixed-price purchase commitments for certain commodities, or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain to mitigate our overall commodity risk. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $3.1 million on an annualized basis.
Many of the food products we purchase are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In an effort to mitigate some of this risk, we have entered into fixed price agreements on some of our food and beverage products, including certain proteins, produce, and cooking oil. As of December 25, 2022, approximately 49% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2023. These contracts may exclude related expenses such as fuel surcharges and other fees. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to reduce or mitigate these risks.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the periods ended December 25, 2022 and December 26, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for the periods ended December 25, 2022 and December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As of December 25, 2022, the Company had $318.5 million in property and equipment, net, $361.4 million in operating lease assets, net, and $7.6 million in finance lease assets, net. The Company assesses long-lived assets for impairment at the individual restaurant-level whenever events and circumstances indicate the carrying amount of an asset group may not be recoverable. During 2022, the Company determined long-lived assets at 46 locations were impaired as a result of their cash flow analysis and recognized non-cash impairment charges of $38.0 million.
Long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant-level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions of future revenue trends. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized and measured as the amount by which the carrying value exceeds the fair value of the asset.
We identified the evaluation of long-lived asset impairment as a critical audit matter because of the significant judgments made by management to estimate the undiscounted cash flows, including assumptions about expected future operating performance, and the fair value of the lease assets. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate whether management appropriately identified and evaluated potential impairment indicators, and when evaluating the reasonableness of management’s estimates and assumptions, particularly related to undiscounted cash flows and market rent.
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
•We tested the mathematical accuracy of management’s calculations and the underlying source of information for a selection of restaurant sites.
•We evaluated the reasonableness of the information in the Company’s forecasted undiscounted cash flows used in their recoverability and impairment analyses, by comparing the forecasts to
◦Historical actual information
◦Internal communications between management and the Board of Directors
◦Forecasted information included in analyst and industry reports for the Company.
•We evaluated the Company’s forecasted undiscounted and discounted cash flows for consistency with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the market rent by developing a range of independent estimates and comparing those to the market rent used by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 28, 2023

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Red Robin Gourmet Burgers, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Red Robin Gourmet Burgers, Inc. and subsidiaries (the Company) for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Denver, Colorado
March 3, 2021, except as to paragraph (c) of Note 1, which is as of March 10, 2022

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 25, 2022	December 26, 2021
Assets:
Current assets:
Cash and cash equivalents	$48,826	$22,750
Accounts receivable, net	21,427	21,400
Inventories	26,447	25,219
Income tax receivable	562	15,824
Prepaid expenses and other current assets	12,938	16,963
Restricted cash	9,380	—
Total current assets	119,580	102,156
Property and equipment, net	318,517	386,336
Operating lease assets, net	361,432	400,825
Intangible assets, net	17,727	21,292
Other assets, net	14,889	18,389
Total assets	$832,145	$928,998
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$39,336	$32,510
Accrued payroll and payroll-related liabilities	33,666	32,584
Unearned revenue	43,358	54,214
Current portion of operating lease liabilities	47,394	48,842
Current portion of long-term debt	3,375	9,692
Accrued liabilities and other current liabilities	49,498	45,458
Total current liabilities	216,627	223,300
Long-term debt	203,155	167,263
Long-term portion of operating lease liabilities	393,157	435,136
Other non-current liabilities	13,831	26,325
Total liabilities	826,770	852,024
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,934 and 15,722 shares outstanding as of December 25, 2022 and December 26, 2021	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of December 25, 2022 and December 26, 2021	—	—
Treasury stock 4,515 and 4,727 shares, at cost as of December 25, 2022 and December 26, 2021	(182,810)	(192,803)
Paid-in capital	238,803	242,560
Accumulated other comprehensive income (loss), net of tax	(34)	1
Retained (deficit) earnings	(50,604)	27,196
Total stockholders' equity	5,375	76,974
Total liabilities and stockholders' equity	$832,145	$928,998
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Revenues:
Restaurant revenue	$1,230,318	$1,137,733	$854,136
Franchise revenue	19,306	17,236	8,853
Other revenue	16,993	7,109	5,726
Total revenues	1,266,617	1,162,078	868,715
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	306,509	260,896	198,487
Labor (includes $958, $894, and $157 of stock-based compensation)	440,564	409,901	332,827
Other operating	224,704	207,829	164,468
Occupancy	98,868	96,484	99,521
Depreciation and amortization	76,245	83,438	87,557
Selling, general, and administrative expenses (includes $8,635, $5,728, and $4,173 of stock-based compensation)	136,612	122,743	106,822
Pre-opening costs	568	1,410	296
Other charges (includes $(3,299), $0, and $0 of stock-based compensation)	38,961	16,074	153,883
Total costs and expenses	1,323,031	1,198,775	1,143,861

Loss from operations	(56,414)	(36,697)	(275,146)
Other expense (income):
Interest expense	20,643	14,176	10,163
Interest (income) and other, net	(4)	(719)	(1,757)
Total other expenses, net	20,639	13,457	8,406
Loss before income taxes	(77,053)	(50,154)	(283,552)
Income tax expense (benefit)	747	(152)	(7,484)
Net loss	$(77,800)	$(50,002)	$(276,068)
Loss per share:
Basic	$(4.91)	$(3.19)	$(19.29)
Diluted	$(4.91)	$(3.19)	$(19.29)
Weighted average shares outstanding:
Basic	15,840	15,660	14,314
Diluted	15,840	15,660	14,314

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(35)	$5	$(1,115)
Other comprehensive (loss) income, net of tax	(35)	5	(1,115)
Total comprehensive loss	$(77,835)	$(49,997)	$(277,183)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax	Retained Earnings (Deficit)
					Paid-in Capital
	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2019	17,851	$18	4,928	$(202,313)	$213,922	$(4,373)	$353,266	$360,520
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(99)	4,040	(3,720)	—	—	320
Acquisition of treasury stock	—	—	72	(1,635)		—	—	(1,635)
Non-cash stock compensation	—	—	—	—	4,489	—	—	4,489
Issuance of common stock. $0.001 par value, net of stock issuance costs	2,598	2	—	—	28,716	—	—	28,718
Release of currency translation adjustment	—	—	—	—	—	5,484	—	5,484
Net loss	—	—	—	—	—	—	(276,068)	(276,068)
Other comprehensive loss	—	—	—	—	—	(1,115)	—	(1,115)
Balance, December 27, 2020	20,449	20	4,901	(199,908)	243,407	(4)	77,198	120,713
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(174)	7,105	(7,484)	—	—	(379)
Non-cash stock compensation	—	—	—	—	6,637	—	—	6,637
Net income	—	—	—	—	—	—	(50,002)	(50,002)
Other comprehensive income	—	—	—	—	—	5	—	5
Balance, December 26, 2021	20,449	20	4,727	(192,803)	242,560	1	27,196	76,974
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(212)	9,993	(10,080)	—	—	(87)
Non-cash stock compensation	—	—	—	—	6,323	—	—	6,323
Net loss	—	—	—	—	—	—	(77,800)	(77,800)
Other comprehensive loss	—	—	—	—	—	(35)	—	(35)
Balance, December 25, 2022	20,449	$20	4,515	$(182,810)	$238,803	$(34)	$(50,604)	$5,375
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Cash Flows From Operating Activities:
Net loss	$(77,800)	$(50,002)	$(276,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,245	83,438	87,557
Gift card breakage	(14,761)	(5,373)	(4,516)
Goodwill and asset impairments	38,534	7,052	122,354
Non-cash other charges (gains)	(3,440)	346	2,837
Deferred income tax provision	—	—	51,502
Stock-based compensation expense	6,294	6,622	4,330
Gain on sale of property	(9,204)	—	—
Amortization of debt issuance costs	3,530	3,032	639
Other, net	287	71	413
Changes in operating assets and liabilities:
Accounts receivable	(26)	(4,919)	5,601
Inventories	(1,813)	(1,925)	2,239
Income tax receivable	15,263	759	(11,276)
Prepaid expenses and other current assets	2,289	(3,066)	7,443
Operating lease assets, net of liabilities	(7,036)	(9,293)	18,324
Trade accounts payable and accrued liabilities	11,724	19,449	(9,566)
Unearned revenue	3,906	9,449	430
Other operating assets and liabilities, net	(8,460)	(8,348)	17,990
Net cash provided by operating activities	35,532	47,292	20,233
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(38,159)	(42,261)	(22,132)
Proceeds from sales of property and equipment, and other	8,591	20	739
Net cash used in investing activities	(29,568)	(42,241)	(21,393)
Cash Flows From Financing Activities:
Borrowings of long-term debt	297,151	192,500	211,000
Payments of long-term debt and capital leases	(266,519)	(188,845)	(247,501)
Purchase of treasury stock	—	—	(1,635)
Debt issuance costs	(4,869)	(1,714)	(2,952)
Proceeds related to real estate sale	3,856	—	—
Proceeds from issuance of common stock, net of stock issuance costs	—	—	28,718
(Uses) proceeds from other financing activities, net	(86)	(378)	666
Net cash provided by (used in) financing activities	29,533	1,563	(11,704)
Effect of exchange rate changes on cash	(41)	20	(1,065)
Net change in cash and cash equivalents, and restricted cash	35,456	6,634	(13,929)
Cash and cash equivalents, beginning of period	22,750	16,116	30,045
Cash and cash equivalents, and restricted cash, end of period	$58,206	$22,750	$16,116

Supplemental disclosure of cash flow information
Income taxes refund received, net	$(14,642)	$(962)	$(50,629)
Interest paid, net of amounts capitalized	16,054	10,455	9,869
Accrued purchases of property, equipment and intangible assets	$9,688	$4,655	$2,358
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
(a) Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our", or the "Company"), primarily operates, franchises, and develops casual dining restaurants in North America. As of December 25, 2022, the Company owned and operated 414 restaurants located in 38 states. The Company also had 97 casual dining restaurants operated by franchisees in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2022	December 25, 2022	52
2021	December 26, 2021	52
2020	December 27, 2020	52
Upcoming Fiscal Years:
2023	December 31, 2023	53
2024	December 29, 2024	52
(c) Reclassifications
Certain amounts presented have been reclassified within the December 26, 2021 and December 27, 2020 Consolidated Statements of Cash Flows to conform with the current period presentation, including prior year reclassifications from Other, net to Amortization of debt issuance costs. The reclassifications had no effect on the Company’s cash flows from operations.
(d) Use of Estimates
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
Change in Accounting Estimate - Gift Card Breakage
As part of its annual assessment of gift card breakage and during the fifty-two weeks ended December 25, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage to the updated estimated redemption pattern. As a result, the Company recognized $5.9 million of additional gift card breakage in Other revenues, partially offset by $0.6 million of associated commissions costs recognized in Selling, general and administrative expenses, in the first quarter of 2022. This change in accounting estimate decreased net loss by $5.2 million, or $0.33 per basic and diluted share for the fifty-two weeks ended December 25, 2022. The Company may record adjustments related to changes in estimated redemption patterns in the future which could be material.
Change in Accounting Estimate - Red Robin Loyalty Breakage
In the fourth quarter of 2022, the Company re-evaluated the estimated redemption pattern related to Red Robin Royalty benefits and aligned the recognition of loyalty breakage to the updated estimated redemption pattern. As a result, the Company recognized an additional $2.9 million of loyalty breakage in Restaurant revenue. The Company re-evaluates the estimated redemption pattern related to Red Robin Royalty each year and may record adjustments related to changes in estimated redemption patterns in the future which could be material.

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
Revenues we receive from our franchise arrangements include sales-based royalties, advertising fund contributions, area development fees, and franchise fees. Red Robin franchisees are required to remit 4.0% to 5.0% of their revenues as royalties to the Company and contribute up to 3% of revenues to two national advertising funds. The Company recognizes these sales-based royalties and advertising fund contributions as the underlying franchisee sales occur. Contributions to these Advertising Funds from franchisees are recorded as revenue under Franchise revenue in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC Topic 606, Revenue from Contracts with Customers.
The Company also provides its franchisees with management expertise, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees and franchise fees. The Company capitalizes these fees upon collection from the franchisee, which then amortize over the contracted franchise term as the services comprising the performance obligation are satisfied. The Company typically grants franchise rights to franchisees for a term of 20 years, with the right to extend the term for an additional 10 years if various conditions are satisfied by the franchisee.
Other revenue consists of gift card breakage, licensing income, and recycling income.
Cash and Cash Equivalents, and Restricted Cash - The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction and are considered to be cash equivalents.
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
The Company is required to carry restricted cash balances that are reserved as collateral for existing letters of credit. The amounts issued under letters of credit, which are undrawn and expire in June 2023, totaled $9.1 million.
Accounts Receivable, Net - Accounts receivable, net consists primarily of third party gift card receivables, third party delivery partner receivables, trade receivables due from franchisees for royalties and advertising fund contributions, and tenant improvement allowances. At the end of 2022, there was approximately $11.6 million of gift card receivables in accounts receivable related to gift cards that were sold by third party retailers compared to $10.9 million at the end of 2021. At the end of

2022, there was also approximately $2.3 million related to third party delivery partners in accounts receivable compared to approximately $3.0 million at the end of 2021.
Inventories - Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of 2022 and 2021, food and beverage inventories were $10.1 million and $8.7 million, respectively, and supplies inventories were $16.3 million and $16.4 million, respectively.
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
The estimated useful lives for property and equipment are:

Buildings	5 years to 20 years
Leasehold improvements	Shorter of lease term or estimated useful life, not to exceed 20 years
Furniture, fixtures, and equipment	5 years to 20 years
Computer equipment	2 years to 5 years
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

Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on prices in the open market for license in same or similar jurisdictions. Impairment charges of $0.5 million were recorded related to indefinite-lived intangibles in 2022 and $0.5 million were recorded in 2021. No impairment charges were recorded in 2020.
Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, information technology systems, right of use assets, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant-level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using projected cash flows discounted using an estimated weighted average cost of capital. Management may also utilize other market information to determine fair value such as market rent and discount rates, to estimate the fair value of restaurant right of use lease assets. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software.
Other Assets, net - Other assets, net consist primarily of assets related to various deposits, the employee deferred compensation plan, and unamortized debt issuance costs on the revolving Credit Facility. Debt issuance costs on the revolving Credit Facility are capitalized and amortized to interest expense on a straight-line basis which approximates the effective interest rate method over the term of the Company's long-term debt.
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
Total advertising costs of $35.7 million, $34.3 million, and $24.9 million in 2022, 2021, and 2020 and were included in Selling, general, and administrative expenses.
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
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2018 through 2022 tax years.
The Company records interest and penalties associated with audits as a component of income before taxes. Penalties are recorded in Selling, general, and administrative expenses, interest received is recorded in Interest income and other, net, and interest paid is recorded in Interest expense on the consolidated statements of operations and comprehensive loss. The Company recorded immaterial interest expense on the identified tax liabilities in 2022, 2021, and 2020. Approximately $1.1 million of interest income was recorded related to a federal cash tax refund received during the fourth quarter of 2020.
Loss Per Share - Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options and awards exercised their holdings into common stock. As the Company was in a net loss position for the fifty-two week period ended December 25, 2022, December 26, 2021, and December 27, 2020, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the impact of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 as follows (in thousands):

	2022	2021	2020
Basic weighted average shares outstanding	15,840	15,660	14,314
Dilutive effect of stock options and awards	—	—	—
Diluted weighted average shares outstanding	15,840	15,660	14,314

Awards excluded due to anti-dilutive effect on diluted earnings per share	1,481	875	489
Comprehensive Loss - Total comprehensive loss consists of the net loss and other gains and losses affecting stockholders' equity that, under U.S. GAAP, are excluded from net income. Other comprehensive (loss) income as presented in the consolidated statements of operations and comprehensive loss for 2022, 2021, and 2020 consisted of the foreign currency translation adjustment resulting from the Company's Canadian franchise operations.
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
Foreign Currency Translation - The Canadian Dollar is the functional currency for our Canadian entity operations. Assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at exchange rates in effect as of the balance sheet date. Income and expense accounts are translated using the average exchange rates prevailing throughout the period. The resulting translation adjustment is recorded as a separate component of Other comprehensive (loss) income.
During the fourth quarter of 2020, the Company substantially completed the exit of Company-owned restaurants in Canada resulting in the removal of the accumulated currency translation adjustment as a component of stockholders' equity and the recognition in Other charges on the Consolidated Statements of Operations and Comprehensive Loss totaling a loss of $5.5 million.

2. Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, FASB issued Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides temporary optional expedients to applying the reference rate reform guidance to contracts that reference the London Interbank Offer Rate ("LIBOR") or another reference rate expected to be discontinued. Under this update, contract modifications resulting in a new reference rate may be accounted for as a continuation of the existing contract. This guidance is effective upon issuance of the update and applies to contract modifications made through December 31, 2022. We adopted Topic 848 during the first quarter of fiscal year 2022 in conjunction with the refinancing of our Credit Facility and its associated transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), noting it did not have a material impact to the Company's Consolidated Statements of Operations and Comprehensive Loss upon adoption.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.
3. Revenue
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Restaurant revenue	$1,230,318	$1,137,733	$854,136
Franchise revenue	19,306	17,236	8,853
Gift card breakage(1)	14,762	5,373	4,516
Other revenue	2,231	1,736	1,210
Total revenues	$1,266,617	$1,162,078	$868,715
(1)     The Company re-evaluated the estimated redemption pattern related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption pattern. See Note 1. Description of Business and Summary of Significant Accounting Policies.
Contract Liabilities
Components of Unearned revenue in the Consolidated Balance Sheets are as follows (in thousands):

	December 25, 2022	December 26, 2021
Unearned gift card revenue	$32,251	$41,128
Deferred loyalty revenue	$11,107	$13,086
Revenue recognized in the consolidated statements of operations and comprehensive loss for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Gift card revenue	$25,749	$14,249	$16,385
4. Other Charges (Gains), net
Other charges consist of the following (in thousands):

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Asset impairment	$38,534	$7,052	$26,940
Gain on sale of restaurant property	(9,204)	—	—
Severance and executive transition, net of $(3,299) and $0 in stock-based compensation	2,280	—	881
Other financing costs	1,462	—	—
Restaurant closure costs, net	828	6,276	19,846
Closed corporate office costs, net of sublease income	475	—	—
COVID-19 related charges	438	1,288	1,858
Litigation contingencies	4,148	1,330	6,440
Board and stockholder matter costs	—	128	2,504
Goodwill Impairment	—	—	95,414
Other charges (gains), net	$38,961	$16,074	$153,883
Asset Impairment
During 2022, the Company determined long-lived assets at 46 locations were impaired and recognized non-cash impairment charges of $38.0 million related to the impairment of the long-lived assets associated with our properties, primarily due to restaurants that did not perform as expected as a result of cost pressures that reduced restaurant-level profitability. Additionally, the Company recognized $0.5 million of non-cash impairment charges related to the impairment of long lived intangible assets related to quota state liquor licenses at six locations.
During 2021, the Company impaired long-lived assets of ten Company-owned restaurants and recognized non-cash impairment charges of $6.4 million. Additionally, the Company recognized $0.5 million of non-cash impairment charges related to the impairment of long lived intangible assets related to quota state liquor licenses at seven locations.
During 2020, the Company impaired long-lived assets of 40 Company-owned restaurants and recognized non-cash impairment charges of $21.7 million. Additionally, the Company impaired information technology assets totaling $5.2 million due to the COVID-19 pandemic redirecting our implementation of certain digital platforms in order to accelerate our speed to market.
Gain on Sale of Restaurant Property
During the second quarter of 2022 the Company closed on an agreement to sell a restaurant property that the Company owned and leased back on a short-term basis. The Company collected initial net proceeds from the purchaser-lessor of $3.9 million, which represented a portion of the total consideration received from the sale. The Company did not recognize a sale in the second quarter of 2022 as certain criteria to recognize a sale in accordance with ASC Topic 842, Leases, and ASC Topic 606, Revenue from Contracts with Customers, were not met. During the third quarter of 2022, the Company received the remaining proceeds, upon which the lease terminated and the sale transaction was completed, and recognized a $9.2 million gain on the sale of the restaurant property. The initial net proceeds of $3.9 million are included within cash flows from financing activities and the final proceeds received of $8.5 million are included within cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 25, 2022.
Severance and Executive Transition
During 2022, the Company recorded $2.3 million of severance and executive transition costs primarily related to transitioning to a new Chief Executive Officer, and changes in other leadership positions as a result of our strategic pivot under the North Star plan and severance related to a reduction in force of restaurant support Team Members in the fourth quarter of 2022. These costs are net of a $3.3 million stock-based compensation benefit primarily related to a change in estimated stock-based compensation forfeitures as a result of changes in executive leadership.
During 2020, the Company recorded $0.9 million of severance and executive transition costs primarily related to severance costs associated with the reduction in force of Restaurant Support Center Team Members in the first quarter of 2020.

Other Financing Costs
Other financing costs of $1.5 million include fees related to the entry by the Company into the new Credit Agreement (as defined below) on March 4, 2022 that were not capitalized with the closing of the Credit Facility. See Note 8. Borrowings.
Restaurant Closure Costs, net
Restaurant closure costs include costs incurred for permanently closed restaurants and closed restaurant lease termination gains or losses, as well as the ongoing restaurant operating costs of the Company-owned restaurants that temporarily closed due to the COVID-19 pandemic. In 2022, 2021 and 2020, the Company recorded $0.8 million, $6.3 million, and $19.8 million of costs, respectively.
Closed Corporate Office Costs, Net of Sublease Income
Closed corporate office, net of sublease income includes expense and sublease income related to a corporate office facility that was vacated and subleased.
COVID-19 Related Costs
In 2022, 2021 and 2020, the Company recorded $0.4 million, $1.3 million, and $1.9 million of costs, respectively, related to purchasing personal protective equipment for restaurant Team Members and Guests and providing emergency sick pay to restaurant Team Members during the pandemic.
Litigation Contingencies
In 2022, 2021 and 2020, the Company recorded $4.1 million, $1.3 million, and $6.4 million respectively, of contingencies related to litigation matters. Litigation contingencies during 2022 include the impact of cash proceeds received by the Company related to certain legal claims. See Note 12. Commitments and Contingencies, for further discussion.
Board and Stockholder Matters Costs
During 2021, the Company recorded $0.1 million of board and stockholder matters costs.
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
5. Property and Equipment, Net
Property and equipment consist of the following at December 25, 2022 and December 26, 2021 (in thousands):

	December 25, 2022	December 26, 2021
Land	$39,810	$41,850
Buildings	98,235	98,675
Leasehold improvements	625,429	684,235
Furniture, fixtures, and equipment	379,409	405,387
Construction in progress	12,539	8,866
Property and equipment, gross	$1,155,422	$1,239,013
Accumulated depreciation and amortization	(836,905)	(852,677)
Property and equipment, net	$318,517	$386,336
Depreciation and amortization expense on property and equipment was $73.7 million in 2022, $80.5 million in 2021, and $83.2 million in 2020.

6. Intangible Assets
The following table presents intangible assets as of December 25, 2022 and December 26, 2021 (in thousands):

	December 25, 2022			December 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$46,499	$(38,469)	$8,030	$49,328	$(38,662)	$10,666
Leasehold interests	13,001	(10,092)	2,909	13,001	(9,681)	3,320
Liquor licenses and other	9,640	(9,376)	264	9,670	(9,364)	306
	$69,140	$(57,937)	$11,203	$71,999	$(57,707)	$14,292
Indefinite-lived intangible assets:
Liquor licenses and other	$6,524	$—	$6,524	$7,000	$—	$7,000
Intangible assets, net	$75,664	$(57,937)	$17,727	$78,999	$(57,707)	$21,292
Immaterial impairment charges were recorded related to finite-lived intangibles resulting from the continuing and projected future results at Company-owned restaurants in 2022, 2021, and 2020. Impairment charges of $0.5 million were recorded related to indefinite-lived intangibles in 2022 and $0.5 million were recorded in 2021. No impairment charges were recorded related to indefinite-lived intangibles in 2020.
The aggregate amortization expense related to intangible assets subject to amortization for 2022, 2021, and 2020 was $2.5 million, $2.9 million, and $4.4 million.
The estimated aggregate future amortization expense as of December 25, 2022 is as follows (in thousands):

2023	$2,180
2024	2,039
2025	1,708
2026	1,410
2027	1,139
Thereafter	2,727
$11,203
7. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 25, 2022 and December 26, 2021 (in thousands):

	December 25, 2022	December 26, 2021
Payroll and payroll-related taxes	$15,799	$15,290
Workers compensation insurance	4,816	5,079
Corporate and restaurant incentive compensation	4,101	5,624
Accrued vacation	5,920	4,439
Other	3,030	2,152
Accrued payroll and payroll-related liabilities	$33,666	$32,584

Accrued liabilities and other current liabilities consist of the following at December 25, 2022 and December 26, 2021 (in thousands):

	December 25, 2022	December 26, 2021
CARES act deferred payroll tax	$8,780	$8,780
State and city sales tax payable	7,201	6,960
Real estate, personal property, state income, and other taxes payable	6,327	6,696
General liability insurance	5,815	4,984
Utilities	2,421	2,569
Legal	7,736	2,455
Accrued marketing	335	2,108
Current portion of finance lease liabilities	1,094	1,194
Accrued severance	2,505	—
Other	7,284	9,712
Accrued liabilities and other current liabilities	$49,498	$45,458

The CARES act deferred payroll tax amount was paid in full subsequent to our fiscal year end, and prior to the December 31, 2022 deadline for repayment.
Accrued severance represents one-time termination benefits primarily related to changes in leadership positions as a result of our strategic pivot under the North Star plan and a related reduction in force of restaurant support Team Members in 2022 and is accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The Company expects to make the remaining payments related to these benefits in 2023.
The Company expects to incur a total of $4.2 million in termination benefits related to the North Star plan. Approximately $3.0 million in one-time termination benefits was incurred and recorded in Other charges in the Consolidated Statements of Operations and Comprehensive Loss during the fifty-two week period ended December 25, 2022. Restructuring costs were as follows:

Termination Benefits
Balance as of December 26, 2021	$—
Charges	2,955
Cash Payments	(450)
Balance as of December 25, 2022	$2,505
8. Borrowings
Borrowings as of December 25, 2022 and December 26, 2021 are summarized below:

	December 25, 2022		December 26, 2021
(Dollars in thousands)	Borrowings	Weighted Average Interest Rate	Borrowings	Weighted Average Interest Rate
Revolving line of credit	$15,000		$57,000
Term loan	199,000	9.10%	119,080	7.10%
Notes payable	875		875
Total borrowings	214,875		176,955
Less: unamortized debt issuance costs and discounts(1)	8,345		—
Less: current portion of long-term debt	3,375		9,692
Long-term debt	$203,155		$167,263

Revolving line of credit unamortized deferred financing charges(1):	$988		$2,015
(1)     Loan origination costs associated with the Company's Credit Facility are included as deferred costs in Other assets, net for financing charges allocated to the Revolving line of credit, and Long-term debt for financing charges associated with the term loan in the accompanying Consolidated Balance Sheets.

Maturities of long-term debt as of December 25, 2022 are as follows (in thousands):

2023(1)	$2,500
2024	2,000
2025	2,000
2026	2,000
2027	205,500
Thereafter	—
$214,000
(1)     A typical fiscal year includes four principal payments of $0.5 million for a total of $2.0 million associated with the term loan; however, as fiscal year 2023, comprises 53 weeks instead of 52 weeks, there will be one additional principal payment in 2023 compared to fiscal year 2022. See Note 1. Description of Business and Summary of Significant Accounting Policies for details on our fiscal calendar.
Credit Facility
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
The Credit Facility will mature on March 4, 2027. No amortization is required with respect to the revolving Credit Facility. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. The variable interest rates were 9.81% for the term loan and 10.44% for the revolving line of credit as of December 25, 2022.
As of December 25, 2022, the Company had outstanding borrowings under the Credit Facility of $205.7 million net of $8.3 million of unamortized deferred financing charges and discounts, of which $3.4 million was classified as current. As of December 26, 2021, the Company had outstanding borrowings under the credit facility under the Prior Credit Agreement of $176.1 million, of which $9.7 million was classified as current, in addition to amounts issued under letters of credit of $7.9 million.
Red Robin International, Inc., is the borrower under the Credit Agreement, and certain of its subsidiaries and the Company are guarantors of borrower’s obligations under the Credit Agreement. Borrowings under the Credit Agreement are secured by substantially all of the assets of the borrower and the guarantors, including the Company, and are available to: (i) refinance certain existing indebtedness of the borrower and its subsidiaries, (ii) pay any fees and expenses in connection with the Credit Agreement, and (iii) provide for the working capital and general corporate requirements of the Company, the borrower and its subsidiaries, including permitted acquisitions and capital expenditures, but excluding restricted payments.
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
Red Robin International, Inc., as the borrower is obligated to pay customary fees to the agents, lenders and issuing banks under the Credit Agreement with respect to providing, maintaining, or administering, as applicable, the credit facilities.
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

During the first quarter of 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Consolidated Statements of Operations and Comprehensive Loss for the fifty-two weeks ended December 25, 2022. In association with the execution of the new Credit Agreement, the Company recognized $4.8 million of deferred financing charges, and $6.1 million of original issuance discount.
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
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. See Note 15. Employee Benefit Programs. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value and are included in Other assets, net in the accompanying consolidated balance sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets).
The following tables present the Company's assets measured at fair value on a recurring basis as of December 25, 2022 and December 26, 2021 (in thousands):

	December 25, 2022	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$4,250	$4,250	$—	$—
Total assets measured at fair value	$4,250	$4,250	$—	$—

	December 26, 2021	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$6,276	$6,276	$—	$—
Total assets measured at fair value	$6,276	$6,276	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and intangible assets. These assets are measured at fair value if determined to be impaired.
During 2022, 2021, and 2020, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 4. Other Charges (Gains), net, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
Based on our 2022, 2021, and 2020 impairment analyses, we impaired long-lived assets at 46, 10 and 40 locations with carrying values of $80.4 million, $13.7 million, and $67.3 million. We determined the fair value of these long-lived assets in 2022, 2021, and 2020 to be $42.4 million, $7.2 million and $34.7 million based on level 3 fair value measurements.

Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on quoted prices in the active market for the license in the same or similar jurisdictions, representing a level 1 fair value measurement. During the fourth quarter of 2022, the Company performed its annual review of its indefinite lived liquor licenses that had a carrying value of $6.7 million, and recorded impairment charges of $0.5 million to indefinite-lived intangibles in 2022. Impairment charges of $0.5 million were recorded to liquor licenses with indefinite lives in 2021 and no impairment charges were recorded in 2020.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying consolidated balance sheets. As of December 25, 2022, the fair value of the Credit Facility was approximately $205.1 million and the principal amount carrying value was $214.0 million. The Credit Facility term loan is reported net of $8.3 million in unamortized discount and debt issuance costs in the consolidated balance sheet as of December 25, 2022. The carrying value approximated the fair value of the Credit Facility as of December 26, 2021, as the interest rate on the instrument approximated current market rates. The interest rate on the Credit Facility represents a level 2 fair value input.
10. Leases
The Company's finance and operating lease assets and liabilities as of December 25, 2022 and December 26, 2021 as follows (in thousands):

December 25, 2022	Finance(1)	Operating(2)
Lease assets, net	$7,551	$361,432

Current portion of lease obligations	1,094	47,394
Long-term portion of lease obligations	8,958	393,157
Total	$10,052	$440,551

December 26, 2021	Finance(1)	Operating(2)
Lease assets, net	$9,664	$400,825

Current portion of lease obligations	1,194	48,842
Long-term portion of lease obligations	10,765	435,136
Total	$11,959	$483,978
(1) Finance lease assets and obligations are included in Other assets, net, Accrued liabilities and other current liabilities, and Other non-current liabilities on our December 25, 2022 and December 26, 2021 Consolidated Balance Sheets.
(2) Operating lease assets and obligations are included in Operating lease assets, net, Current portion of operating lease liabilities, and Long-term portion of operating lease liabilities on our December 25, 2022 and December 26, 2021 Consolidated Balance Sheets.
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Operating lease cost	$69,879	$70,000	$67,320
Finance lease cost:
Amortization of right of use assets(1)	1,121	856	845
Interest on lease liabilities (2)	583	532	534
Total finance lease cost	$1,704	$1,388	$1,379
Variable lease cost	18,965	19,812	24,482
Total lease costs	$90,548	$91,200	$93,181
(1) Amortization of finance lease right of use assets is recorded to depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Loss.
(2) Interest on finance lease liabilities is recorded to interest expense in our Consolidated Statements of Operations and Comprehensive Loss.

Maturities of our lease liabilities as of December 25, 2022 were as follows (in thousands):

	Finance Leases	Operating Leases
2023	$1,483	$77,380
2024	1,584	76,326
2025	1,305	72,368
2026	1,381	66,588
2027	1,329	59,890
Thereafter	5,243	264,449
Total future lease liability	$12,325	$617,001
Less imputed interest	2,273	176,450
Present value of lease liability	$10,052	$440,551
Supplemental cash flow information in thousands (except other information) related to leases is as follows:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$85,400	$81,520	$47,164
Finance leases	583	532	534
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	1,292	1,733	270
Cash paid for amounts included in the measurement of lease liabilities	$87,275	$83,785	$47,968

Right of use assets obtained in exchange for operating lease obligations	$13,848	$28,738	$56,014
Right of use assets obtained in exchange for finance lease obligations	$1,139	$1,170	$2,918

Other information related to operating leases as follows:
Weighted average remaining lease term	9.04	9.69	10.24
Weighted average discount rate	7.25%	7.05%	6.90%

Other information related to financing leases as follows:
Weighted average remaining lease term	10.27	10.81	11.76
Weighted average discount rate	4.88%	4.56%	4.56%
11. Income Taxes
Loss before income taxes includes the following components for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 (in thousands):

	2022	2021	2020
U.S.	$(76,893)	$(49,978)	$(262,728)
Foreign	(160)	(176)	(20,824)
Loss before income taxes	$(77,053)	$(50,154)	$(283,552)

The benefit for income taxes for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 consist of the following (in thousands):

	2022	2021	2020
Current:
Federal	$374	$—	$(60,340)
State	373	(152)	1,354
Foreign	—	—	—
Total current income tax (benefit)	$747	$(152)	$(58,986)
Deferred:
Federal	$—	$—	$44,353
State	—	—	8,086
Foreign	—	—	(937)
Total deferred income tax expense (benefit)	—	—	51,502
Income tax benefit	$747	$(152)	$(7,484)
The reconciliation between the income tax benefit and the amount of income tax computed by applying the U.S. federal statutory rate to loss before income taxes as shown in the accompanying Consolidated Statements of Operations and Comprehensive Loss for fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 is as follows:

	2022	2021	2020
Tax provision at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes	4.0	3.8	3.9
Foreign taxes versus U.S statutory rate	—	—	0.2
Valuation allowance on deferred income tax assets	(24.2)	(25.2)	(27.9)
Impact of CARES Act and related method changes	—	—	5.5
Excess stock options	(1.1)	1.1	(0.1)
Other	(0.7)	(0.4)	—
Effective tax rate	(1.0)%	0.3%	2.6%

The increase in tax expense for the year ended December 25, 2022, is primarily due to the 2022 impact of state taxes including minimum state income taxes and state franchise taxes as well as an adjustment to federal taxes. The decrease in the Company's effective tax benefit in 2021 is primarily due to the 2020 favorable rate impact of net operating loss carrybacks allowed as part of the CARES Act.

The Company's federal and state deferred taxes at December 25, 2022 and December 26, 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Leasing transactions	$115,832	$126,981
General business and other tax credits	40,802	40,472
Net operating loss carryover	48,341	36,069
Accrued compensation and related costs	8,651	9,738
Goodwill	7,851	8,296
Stock-based compensation	7,309	6,461
Advanced payments	1,371	3,912
Other non-current deferred tax assets	8,726	5,782
Subtotal	238,883	237,711
Valuation allowance	(116,284)	(99,093)
Total	$122,599	$138,618

Deferred tax liabilities:
Leasing transactions	$(97,871)	$(108,067)
Property and equipment	(11,550)	(17,600)
Supplies inventory	(4,047)	(4,128)
Prepaid expenses	(1,906)	(2,517)
Other non-current deferred tax liabilities	(7,225)	(6,306)
Total	$(122,599)	$(138,618)

Net deferred tax asset	$—	$—
The Company had net operating loss carryforwards for tax purposes of $48.3 million as of December 25, 2022. This is comprised of approximately $21.8 million of federal net operating loss carryovers, approximately $17.6 million of state net operating loss carryovers, and approximately $8.9 million of foreign net operating loss carryovers. The federal net operating loss has an indefinite carryforward period, the state net operating loss carryovers expire at various dates between 2025 and 2042, and the foreign net operating loss carryovers expire at various dates between 2035 and 2042.
As of December 25, 2022, the Company had a deferred tax asset of $39.6 million related to federal tax credits, which expire at various dates between 2037 and 2041. The Company also had a deferred tax asset of $1.2 million related to state tax credits which expire in 2024.
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all the tax benefit of its deferred income tax assets. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. In making this determination, the Company considers all available positive and negative evidence including historical operating losses, the reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies. In 2020, management determined that a full valuation allowance was required and has recorded a full valuation allowance as of December 25, 2022 and at December 26, 2021.
Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $116.3 million has been recorded against the deferred tax asset for federal and state tax credits, federal and state deferred tax assets, all net operating loss carry forwards and the deferred taxes of our foreign subsidiary.

The following table summarizes the Company's unrecognized tax benefits at December 25, 2022, December 26, 2021, and December 27, 2020 (in thousands):

	2022	2021	2020
Beginning of year	$32	$80	$104
Increase due to current year tax positions	177	3	—
Due to decrease to a position taken in a prior year	—	—	(24)
Settlements	—	—	—
Reductions related to lapses in the statute of limitations	(24)	(51)	—
End of year	$185	32	$80
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.2 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements.
The Company had outstanding federal and state refund claims of approximately $0.6 million as of December 25, 2022.
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
In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. To date, none of these claims, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As of December 25, 2022, we had a balance of $7.7 million for loss contingencies on our consolidated balance sheets, of which $3.0 million relates to a class action settlement that is scheduled to be paid in first quarter 2023. We increased our estimate of loss contingency liabilities by approximately $4.1 million in the fourth quarter of 2022 related to changes during the fourth quarter in the status ongoing litigation matters. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of December 25, 2022, we had purchase commitments to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $142.1 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

13. Stockholders' Equity
On August 9, 2018, the Company's board of directors authorized an increase to the Company's share repurchase program of approximately $21 million to a total of $75 million of the Company's common stock. The increased share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In 2022, the Company did not repurchase any shares under its share repurchase program. From the date of the current program approval through December 25, 2022, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of December 25, 2022, we had $68.4 million of availability under the current share repurchase program.
14. Stock Incentive Plans
In May 2017, the Company's stockholders approved the 2017 Performance Incentive Plan (the "2017 Stock Plan"). Following the date of approval, all grants are made under the 2017 Stock Plan and no new awards may be granted under the Second Amended and Restated 2007 Performance Plan (the "2007 Stock Plan"). The 2017 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), and other forms of awards granted or denominated in the Company common stock or unit of the Company's common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2017 Stock Plan include officers, employees, directors, consultants, and other service providers or any affiliate of the Company. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2017 Stock Plan was 630,182 shares. The 2017 Stock Plan was amended in May 2019, and again in May 2020 to add an additional 660,000 and 275,000 shares, respectively, bringing the total to 1,565,182 shares as of December 25, 2022.
Vesting of the awards under the 2017 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2017 Stock Plan and 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers, upon the occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two years following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Vesting of awards under these plans were generally time based over a period of one year to four years. As of December 25, 2022, 198,958 options and awards to acquire the Company's common stock remained outstanding under the 2007 Stock Plan; all remaining options and awards are outstanding under the 2017 Stock Plan.
Stock-based compensation costs recognized in 2022, 2021, and 2020 were $6.3 million, $6.6 million, and $4.3 million with related income tax benefits of $0.6 million, $1.4 million, and $0.3 million. The 2022 costs were comprised of $9.6 million stock-based compensation, partially offset by a $3.3 million reduction due to executive team forfeitures recorded in Other charges in the Consolidated Statements of Operations and Comprehensive Loss.
As of December 25, 2022, there was $8.7 million of unrecognized compensation cost, excluding estimated forfeitures. Unrecognized compensation costs are expected to be recognized over the weighted average remaining vesting period of approximately 0.25 years for stock options, 0.92 years for the restricted stock units ("RSU"), and 1.71 years for the performance stock units ("PSU").
Stock Options
The tables below summarize the status of the Company's stock option plans (in thousands, except exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 26, 2021	453	$36.91
Granted	—	—
Forfeited/expired	(33)	27.95
Exercised	(1)	12.61
Outstanding, December 25, 2022	419	$37.69

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 25, 2022	419	$37.69	3.67	$—
Vested and expected to vest as of December 25, 2022(1)	416	$37.82	3.65	—
Exercisable as of December 25, 2022	361	$41.68	3.10	$—
———————————————————
(1)    The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model, and expense is recognized straight line over the vesting period. No options were granted during 2022 or 2021. The average assumptions used in the model for the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020 were as follows:

2020
Risk-free interest rate	0.5%
Expected years until exercise	4.7
Expected stock volatility	61.0%
Dividend yield	—%
Weighted average Black-Scholes fair value per share at date of grant	$6.28
Total intrinsic value of options exercised was $4 thousand, $89 thousand, and $30 thousand in 2022, 2021, and 2020, respectively.
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
Time-Based RSUs
During 2022, 2021, and 2020, the Company issued time-based restricted stock units ("RSUs") to certain employees as permitted under the 2017 Stock Plan. The Company can grant RSUs to its directors, executive officers, and other key employees. The RSUs granted to employees typically vest in equal installments over three to four years. For the Company's board of directors, RSUs vest in full on the earlier of the one-year anniversary of the grant date or the next annual stockholder meeting. Upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.
The table below summarizes the status of the Company's time-based RSUs under the 2017 and 2007 Stock Plans (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 26, 2021	419	$28.89
Awarded	339	14.70
Forfeited	(113)	23.68
Vested	(213)	29.04
Outstanding, December 25, 2022(1)	432	$19.05
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.

Performance Stock Units
During 2022, 2021, and 2020, the Company granted performance stock unit awards ("PSUs") to certain employees as permitted under the 2017 Stock Plan. Each PSU represents the right to receive one share of the Company's common stock on the payment date.
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
Beginning in 2020, the Company began granting PSU awards based on relative total stockholder return defined as increases in the Company's stock price during a performance period of three years as compared to the total stockholder return of a group of peer companies. Fair value of each PSU granted is determined by a Monte Carlo valuation model, and expense is recognized straight line over the performance period. PSUs remain unvested until the last day of the three year performance period and are generally forfeited in the event of termination of employment of a grantee prior to the last day of the three year performance period. If the relative total stockholder return target is not met, compensation cost for these PSUs is not reversed.
The table below summarizes the status of the Company's performance stock units under the 2017 Stock Plan (shares in thousands):

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 26, 2021	380	$28.54
Awarded	206	26.72
Forfeited	(350)	23.25
Vested	(3)	29.40
Outstanding, December 25, 2022(1)	233	$34.82
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Inducement Grants
The Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. The inducement grants were made in accordance with Nasdaq Listing Rule 5635(c)(4) and were not made under the 2017 Plan.
The inducement grants, which include PSU and RSU awards, are generally subject to substantially the same terms and conditions as grants that are made under the 2017 Plan and fair value is determined in the same manner as described for each grant type above.
The table below summarizes the status of the Company' inducement grants (shares in thousands):

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 26, 2021	—	$—	—	$—
Awarded	188	7.57	124	6.13
Forfeited	—	—	—	—
Vested	—	—	—	—
Outstanding, December 25, 2022(1)	188	$7.57	124	$6.13
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Long-Term Cash Incentive Plan
Beginning in 2020, the long-term cash incentive plan is based on relative total stockholder return defined as increases in the Company's stock price during a performance period of 3 years as compared to the total stockholder return of a group of peer companies. Compensation is recognized variably over the 3-year performance period based on a Monte Carlo valuation model. Beginning in 2017, the long-term cash incentive plan was based on operational metrics with 3 one-year performance periods. Compensation expense for awards granted before 2020 is recognized variably over the performance period based on the plan-to-date performance achievement. All long-term cash incentive awards cliff vest after 3 years at the end of each performance cycle. In 2022, 2021, and 2020, the Company recorded $(0.4) million, $0.5 million, and $0.2 million, respectively in compensation expense to Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss related to the 2017 long-term cash incentive plan. The amounts recorded in 2022 include the reversal of the expense related to 2020 grants for which performance targets were not met.
During 2022 and 2021, the long-term cash incentive plan payout totaled $0.0 million and $0.3 million, respectively. At December 25, 2022 and December 26, 2021, a $0.6 million and $1.0 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities on the consolidated balance sheets.
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
The Company recognized a $0.8 million decrease in deferred compensation expense in 2022, and an increase in deferred compensation expenses of $0.7 million in 2021 and $0.6 million in 2020. As of December 25, 2022 and December 26, 2021, $4.3 million and $6.3 million of deferred compensation assets are included in Other assets, net and $4.3 million and $6.3 million of deferred compensation plan liabilities are included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
Employee Stock Purchase Plan
In July 2017, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the "ESPP Plan"). The ESPP Plan authorized 100,000 shares of the Company's common stock for issuance. In May 2020, our board of directors authorized the issuance of an additional 150,000 shares of the Company's common stock under the ESPP Plan. In December 2022, our board of directors authorized the issuance of an additional 350,000 shares of the Company's common stock under the ESPP Plan, subject to approval by stockholders in 2023, increasing the shares authorized to be granted under the ESPP Plan to a total of 600,000 shares. Under the ESPP Plan, eligible Team Members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and Team Members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan, which operates in the successive six months commencing on January 1 and July 1 of each fiscal year. During 2022, the Company issued a total of 63,841 shares under the ESPP Plan with 55,585 shares available for future issuance. During 2021, the Company issued a total of 42,563 shares under the ESPP Plan.
For 2022, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The assumptions used in the model included risk-free interest rates from 1.84% to 4.05%, 0.5 year expected life, expected volatilities from 54.13% to 55.00%, and 0% dividend yield. The weighted average fair value per share at grant date was $0.99. For 2021, the assumptions used in the model included 0.31% risk-free interest rate, 0.5 year expected life, expected volatility of 53.94%, and 0% dividend yield. The weighted average fair value per share at grant date was $4.36. For 2020, the assumptions used in the model included 0.10% risk-free interest rate, 0.5 year expected life, expected volatility of 50.40%, and 0% dividend yield. The weighted average fair value per share at grant date was $2.16. The Company recognized $0.1 million of compensation expense related to this plan in 2022, $0.2 million in 2021, and $0.1 million in 2020.

Employee Defined Contribution Plan
The Company maintains a 401(k) Savings Plan ("401k Plan") which covers eligible Team Members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows Team Members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the board of directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. Employer matching contributions equal to 100% of the first 3% of compensation and 50% on the next 2% of compensation. The Company matches contributions when the employee contribution is made, and the employer matching contributions are not subject to a vesting schedule. The Company recognized matching contribution expense of $2.9 million in 2022, $2.8 million in 2021, and $2.5 million in 2020.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2022. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 25, 2022, the Company's internal control over financial reporting is effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”) as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 25, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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
February 28, 2023

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
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2023 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2023 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2023 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2023 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2023 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

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

10.5*	Form of Red Robin Gourmet Burgers, Inc. Restricted Stock Unit Grant Agreement for Non-Employee Directors.

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

(10.20)*
Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Paul Murphy, dated September 2, 2019. Incorporated by reference to Exhibit 10.1 to our Current Report filed with the SEC on September 5, 2019.

(10.21)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.22)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.23)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.24)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.25)
Cooperation Agreement, dated as of March 26, 2020, by and among Red Robin Gourmet Burgers, Inc., Vintage Capital Management, LLC, and Kahn Capital Management, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2020.

(10.26)*	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (as Amended). Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the SEC on April 8, 2020.

(10.27)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on June 10, 2020.

(10.28)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on June 10, 2020.

Exhibit Number	Description
(10.29)
Distribution Agreement, dated as of June 16, 2020, by and between Red Robin Gourmet Burgers, Inc. and J.P. Morgan Securities LLC. Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2020.

(10.30)	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (As Amended). Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 5, 2021.

(10.31)	Credit Agreement, dated March 4, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

(10.32)	Security Agreement, dated March 4, 2022. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

(10.33)*
Offer Letter by and between Red Robin Gourmet Burgers, Inc. and G.J. Hart, dated July 13, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 14, 2022.

(10.34)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Todd Wilson, dated November 3, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2022.

(10.35)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Darla Morse, dated November 11, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 17, 2022.

(10.36)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Lynn Schweinfurth, dated November 14, 2022. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 17, 2022.

(10.37)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Jonathan Muhtar, dated November 22, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 25, 2022.

(10.38)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Michael Buchmeier, dated December 18, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2022.

10.39*	Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Sarah Mussetter, dated October 28, 2022.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 25, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 25, 2022 and December 26, 2021; (ii) Consolidated Statements of Operations for the years ended December 25, 2022, December 26, 2021, and December 27, 2020; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 25, 2022, December 26, 2021, and December 27, 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 25, 2022, December 26, 2021, and December 27, 2020; and (v) the Notes to Consolidated Financial Statements.

( )    Exhibits previously filed in the Company's periodic filings as specifically noted.
*    Executive compensation plans and arrangements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 28, 2023	By:	/s/ G. J. HART
(Date)		G. J. Hart (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. J. HART	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2023
G. J. Hart

/s/ TODD WILSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Todd Wilson

/s/ CHERI KINDER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Cheri Kinder

/s/ DAVID A. PACE	Chairperson of the Board	February 28, 2023
David A. Pace

/s/ TOM CONFORTI	Director	February 28, 2023
Tom Conforti

/s/ CAMMIE W. DUNAWAY	Director	February 28, 2023
Cammie W. Dunaway

/s/ KALEN F. HOLMES	Director	February 28, 2023
Kalen F. Holmes

/s/ ANDDRIA VARNADO	Director	February 28, 2023
Anddria Varnado

/s/ STEVEN K. LUMPKIN	Director	February 28, 2023
Steven K. Lumpkin

/s/ ANTHONY ACKIL	Director	February 28, 2023
Anthony Ackil

/s/ ALLISON PAGE	Director	February 28, 2023
Allison Page