Form 10-Q
period 2023-04-16
RED ROBIN GOURMET BURGERS INC
filed 2023-05-24
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 16, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 22, 2023, there were 16,121,000 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	April 16, 2023	December 25, 2022
Assets:
Current assets:
Cash and cash equivalents	$49,024	$48,826
Accounts receivable, net	12,520	21,427
Inventories	25,380	26,447
Income tax receivable	473	562
Prepaid expenses and other current assets	13,337	12,938
Restricted cash	9,422	9,380
Total current assets	110,156	119,580
Property and equipment, net	307,954	318,517
Operating lease assets, net	355,917	361,432
Intangible assets, net	17,082	17,727
Other assets, net	12,785	14,889
Total assets	$803,894	$832,145
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$32,290	$39,336
Accrued payroll and payroll-related liabilities	37,975	33,666
Unearned revenue	30,444	43,358
Current portion of operating lease obligations	48,121	47,394
Current portion of long-term debt	2,875	3,375
Accrued liabilities and other	48,537	49,498
Total current liabilities	200,242	216,627
Long-term debt	203,188	203,155
Long-term portion of operating lease obligations	383,621	393,157
Other non-current liabilities	12,157	13,831
Total liabilities	799,208	826,770
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 16,063 and 15,934 shares outstanding as of April 16, 2023 and December 25, 2022	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of April 16, 2023 and December 25, 2022	—	—
Treasury stock 4,386 and 4,515 shares, at cost, as of April 16, 2023 and December 25, 2022	(177,480)	(182,810)
Paid-in capital	235,876	238,803
Accumulated other comprehensive loss, net of tax	(26)	(34)
Retained deficit	(53,704)	(50,604)
Total stockholders' equity	4,686	5,375
Total liabilities and stockholders' equity	$803,894	$832,145
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Sixteen Weeks Ended
(in thousands, except for per share amounts)	April 16, 2023	April 17, 2022
Revenues:
Restaurant revenue	$406,893	$380,612
Franchise and other revenues	11,075	14,938
Total revenues	417,968	395,550
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	99,670	90,941
Labor	145,421	138,108
Other operating	72,050	67,864
Occupancy	29,801	30,599
Depreciation and amortization	21,825	23,919
Selling, general, and administrative expenses	34,523	34,380
Pre-opening costs	582	62
Other charges (gains), net	9,759	5,307
Total costs and expenses	413,631	391,180

Income from operations	4,337	4,370
Other expense:
Interest expense, net and other	7,417	7,413
Loss before income taxes	(3,080)	(3,043)
Income tax provision (benefit)	20	62
Net loss	$(3,100)	$(3,105)
Loss per share:
Basic	$(0.19)	$(0.20)
Diluted	$(0.19)	$(0.20)
Weighted average shares outstanding:
Basic	15,996	15,748
Diluted	15,996	15,748

Other comprehensive income (loss):
Foreign currency translation adjustment	$8	$11
Other comprehensive income (loss), net of tax	8	11
Total comprehensive loss	$(3,092)	$(3,094)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 26, 2021	20,449	$20	4,727	$(192,803)	$242,560	$1	$27,196	$76,974
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,781	(2,846)	—	—	(65)
Non-cash stock compensation	—	—	—	—	3,042	—	—	3,042
Net loss	—	—	—	—	—	—	(3,105)	(3,105)
Other comprehensive income (loss), net of tax	—	—	—	—	—	11	—	11
Balance, April 17, 2022	20,449	$20	4,663	$(190,022)	$242,756	$12	$24,091	$76,857

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Retained Earnings (Deficit)
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2022	20,449	$20	4,515	$(182,810)	$238,803	$(34)	$(50,604)	$5,375
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(129)	5,330	(5,106)	—	—	224
Non-cash stock compensation	—	—	—	—	2,179	—	—	2,179
Net loss	—	—	—	—	—	—	(3,100)	(3,100)
Other comprehensive income (loss), net of tax	—	—	—	—	—	8	—	8
Balance, April 16, 2023	20,449	$20	4,386	$(177,480)	$235,876	$(26)	$(53,704)	$4,686

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
(in thousands)	April 16, 2023	April 17, 2022
Cash flows from operating activities:
Net loss	$(3,100)	$(3,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,825	23,919
Gift card breakage	(4,965)	(7,819)
Asset impairment	694	2,122
Non-cash other charges, net	770	(191)
Stock-based compensation expense	2,172	3,042
Other, net	606	2,266
Changes in operating assets and liabilities:
Accounts receivable	8,907	8,852
Income tax receivable	89	2,581
Inventories	1,068	(162)
Prepaid expenses and other current assets	(399)	1,883
Operating lease assets, net of liabilities	(3,654)	(4,623)
Trade accounts payable and accrued liabilities	1,086	3,288
Unearned revenue	(7,949)	(8,408)
Other operating assets and liabilities, net	192	(10,349)
Net cash provided by operating activities	17,342	13,296
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(16,084)	(9,716)
Proceeds from sales of property and equipment and other investing activities	—	168
Net cash used in investing activities	(16,084)	(9,548)
Cash flows from financing activities:
Borrowings of long-term debt	—	282,151
Payments of long-term debt and finance leases	(1,241)	(261,800)
Debt issuance costs	—	(4,869)
Proceeds from other financing activities, net	224	(65)
Net cash provided by (used in) financing activities	(1,017)	15,417
Effect of exchange rate changes on cash	(1)	8
Net change in cash and cash equivalents, and restricted cash	240	19,173
Cash and cash equivalents, beginning of period	58,206	22,750
Cash and cash equivalents, and restricted cash, end of period	$58,446	$41,923

Supplemental disclosure of cash flow information
Income tax paid (refund received), net	$88	$(2,519)
Interest paid, net of amounts capitalized	$5,475	$3,374
Right of use assets obtained in exchange for operating lease obligations	$7,465	$3,382
Right of use assets obtained in exchange for finance lease obligations	$—	$746
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of April 16, 2023, the Company owned and operated 415 restaurants located in 38 states. The Company also had 96 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
The accompanying Condensed Consolidated Financial Statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of December 25, 2022 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Condensed Consolidated Financial Statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022 filed with the SEC on February 28, 2023.
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2023	April 16, 2023	16
First Quarter 2022	April 17, 2022	16
Current and Prior Fiscal Years:
Fiscal Year 2023	December 31, 2023	53
Fiscal Year 2022	December 25, 2022	52
Upcoming fiscal year:
Fiscal Year 2024	December 29, 2024	52

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Restaurant revenue	$406,893	$380,612
Franchise revenue	5,283	6,280
Gift card breakage	4,965	7,819
Other revenue	827	839
Total revenues	$417,968	$395,550
Contract Liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	April 16, 2023	December 25, 2022
Unearned gift card revenue	$19,088	$32,251
Deferred loyalty revenue	$11,356	$11,107
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Gift card revenue	$14,574	$16,859

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Loss as follows (in thousands):

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Operating lease cost	$20,895	$21,689
Finance lease cost:
Amortization of right of use assets	327	342
Interest on lease liabilities	173	145
Total finance lease cost	500	487
Variable lease cost	5,792	6,325
Total	$27,187	$28,501
4. Loss Per Share
Basic loss per share amounts are calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the sixteen weeks ended April 16, 2023 and April 17, 2022, all potentially dilutive common shares are considered anti-dilutive.

The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Basic weighted average shares outstanding	15,996	15,748
Dilutive effect of stock options and awards	—	—
Diluted weighted average shares outstanding	15,996	15,748

Awards excluded due to anti-dilutive effect on diluted loss per share	1,368	885
5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Litigation contingencies	$4,300	$1,720
Severance and executive transition	1,891	—
Restaurant closure costs, net	1,750	949
Other	1,062	—
Asset impairment	694	2,122
Closed corporate office costs, net of sublease income	62	—
Other financing costs	—	309
COVID-19 related charges	—	207
Other charges (gains), net	$9,759	$5,307
Litigation contingencies during the sixteen weeks ended April 16, 2023 and April 17, 2022 represent reserves for various in progress legal matters.
Severance and executive transition costs include one-time termination benefits related to a reduction in force of Team Members and costs associated with changes in leadership positions as a result of our strategic pivot and are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The Company expects to make the remaining payments related to these benefits in 2023.
The Company expects to incur a total of approximately $5.0 million in termination benefits, of which it has incurred a cumulative total of $4.4 million through April 16, 2023. Approximately $1.5 million in one-time termination benefits was incurred and recorded in Other charges in the Consolidated Statements of Operations and Comprehensive Loss during the sixteen weeks ended April 16, 2023. A reconciliation of our termination benefits liability, which is included in Accrued liabilities and other current liabilities in our Condensed Consolidated Balance Sheets is as follows:

Termination Benefits
Balance as of December 25, 2022	$2,505
Charges	1,476
Cash Payments	(2,788)
Balance as of April 16, 2023	$1,193
Restaurant closure costs (gains) include the ongoing restaurant operating costs of the Company-owned restaurants incurred for closed restaurants and closed restaurant lease termination gains or losses.
Other includes non-cash charges primarily related to terminated capital projects, disposals, and lease terminations.
The Company recognized non-cash impairment charges related to subleasing additional space at the Company's closed corporate office during the sixteen weeks ended April 16, 2023. The Company recognized non-cash impairment charges related to restaurant assets at three Company-owned restaurants for the sixteen weeks ended April 17, 2022.
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
6. Borrowings
Borrowings as of April 16, 2023 and December 25, 2022 are summarized below (in thousands):

	April 16, 2023	Variable Interest Rate	December 25, 2022	Variable Interest Rate
Revolving line of credit	$15,000	11.37%	$15,000	10.44%
Term loan	198,000	12.12%	199,000	9.81%
Notes payable	875		875
Total borrowings	213,875		214,875
Less: unamortized debt issuance costs and discounts(1)	7,812		8,345
Less: current portion of long-term debt	2,875		3,375
Long-term debt	$203,188		$203,155

Revolving line of credit unamortized deferred financing charges(1):	$915		$988
(1)     Loan origination costs associated with the Company's credit facility are included as deferred costs in Other assets, net for financing charges allocated to the Revolving line of credit, and Long-term debt for financing charges associated with the term loan in the accompanying Condensed Consolidated Balance Sheets.
Credit Agreement
On March 4, 2022, the Company replaced its prior amended and restated credit agreement (the "Prior Credit Agreement") with a new Credit Agreement (the "Credit Agreement") by and among the Company, Red Robin International, Inc., as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto, Fortress Credit Corp., as Administrative Agent and as Collateral Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner. The five-year $225.0 million Credit Agreement provides for a $25.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). The borrower maintains the option to increase the amount of borrowings available under the Credit Agreement in the future, subject to lenders’ participation, by up to an additional $40.0 million in the aggregate on the terms and conditions set forth in the Credit Agreement.
The Credit Facility will mature on March 4, 2027. No amortization is required with respect to the revolving Credit Facility. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. The Credit Facility's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
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
During the first quarter of 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the sixteen weeks ended April 17, 2022. In association with the execution of the new Credit Agreement, the Company recognized $4.8 million of deferred financing charges, and $6.1 million of original issuance discount.
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
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of April 16, 2023 and December 25, 2022 (in thousands):

	April 16, 2023	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$3,165	$3,165	$—	$—
Total assets measured at fair value	$3,165	$3,165	$—	$—

	December 25, 2022	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$4,250	$4,250	$—	$—
Total assets measured at fair value	$4,250	$4,250	$—	$—
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
We impaired long-lived assets with a carrying value (including right of use lease assets) of $1.0 million, recognizing an impairment expense of $0.7 million during the sixteen weeks ended April 16, 2023, related to the net book value of these long-lived restaurant assets. We determined the fair value of these long-lived assets to be $0.3 million in the sixteen weeks ended April 16, 2023. The impairment was recorded as a result of quantitative impairment analyses.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of April 16, 2023, the fair value of the credit facility was approximately $214.4 million and the principal amount carrying value was $213.0 million. The credit facility term loan is reported net of $7.8 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of April 16, 2023. The carrying value of the credit facility was $214.0 million and the fair value of the credit facility was $205.1 million as of December 25, 2022. The interest rate on the credit facility represents a level 2 fair value input.

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
In the normal course of business, there are various claims in process, matters in litigation, and other contingencies, certain of which are covered by insurance policies. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of any one of these matters will not have a material adverse effect on our financial position and results of operations. A significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As of April 16, 2023, we had a balance of $8.9 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. We increased our estimate of loss contingency liabilities by approximately $4.3 million in the first quarter of 2023 related to changes during the first quarter in the status of ongoing litigation matters. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of April 16, 2023, we had non-cancellable purchase commitments to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $133.2 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
9. Subsequent Events
On April 17, 2023 and subsequent to first quarter 2023, the Company acquired five Red Robin restaurants in the northeastern United States from a long-term franchisee who retired for approximately $3.3 million plus standard closing adjustments. The Company expects the transaction to result in a business combination; however, determination of the purchase price allocation is not considered practical as of the filing date of the first quarter 2023 Form 10-Q.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2023 and 2022 refer to the sixteen weeks ended April 16, 2023 and April 17, 2022, unless otherwise indicated.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 511 locations in North America. As of April 16, 2023, the Company owned 415 restaurants located in 38 states. The Company also had 96 franchised full-service restaurants in 16 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Financial and Operational Highlights
Total revenues are $418.0 million, an increase of $22.4 million compared to 2022.
•Comparable restaurant revenue(1) increased 8.6%.
•Ninth consecutive quarter of positive comparable restaurant revenue(1) growth.
•Comparable restaurant traffic increased 0.6%.
•Comparable restaurant revenue(1) and comparable restaurant traffic both exceeded the industry averages as measured by the Black Box Casual Dining index.
•Comparable restaurant dine-in sales increased 16.4%.
•Comparable restaurant sales for the first thirteen weeks of the quarter increased 10.0%(3).
Net loss of $3.1 million was unchanged compared to 2022.
•GAAP loss per diluted share was $0.19 compared to GAAP loss per diluted share of $0.20 in 2022.
•Adjusted income per diluted share(2) was $0.25 compared to adjusted loss per diluted share of $0.12 in 2022.
Income from operations was $4.3 million, or 1.0% of total revenues, compared to $4.4 million, or 1.1% of total revenues, in 2022.
Restaurant Level Operating Profit Margin(2) (a non-GAAP metric) was 14.7% versus 14.0% in 2022.
Adjusted EBITDA(2) (a non-GAAP metric) was $36.1 million, an $8.1 million increase compared to 2022.
(1)     Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the end of the period presented.
(2)    See below for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to Net loss; Restaurant Level Operating Profit Margin, a non-GAAP measure, to Income from operations as a percentage of total revenues; and Adjusted income per diluted share, a non-GAAP measure, to Net loss and loss per diluted share.
(3)     Comparable restaurant sales for the first thirteen weeks of fiscal 2023 are calculated based on the Company’s point-of-sale sales data, which does not include adjustments for loyalty breakage.
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the sixteen weeks ended April 17, 2022	$380.6
Increase/(decrease) in comparable restaurant revenue(1)	32.0
Increase/(decrease) in non-comparable restaurant revenue	(5.7)
Total increase/(decrease)	26.3
Restaurant Revenue for the sixteen weeks ended April 16, 2023	$406.9

Restaurant revenues, operating costs, and restaurant level operating profit for the period are detailed in the table below:

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022	Increase/(Decrease)
Restaurant revenue (millions)	$406.9	$380.6	6.9%
Restaurant operating costs:
Cost of sales	99.7	90.9	9.6%
Labor	145.4	138.1	5.3%
Other operating	72.1	67.9	6.2%
Occupancy	29.8	30.6	(2.6)%
Total Restaurant Operating Costs	$346.9	$327.5	18.5%

Restaurant Level Operating Profit(1)	$60.0	$53.1	12.9%
Restaurant revenues and operating costs as a percentage of restaurant revenue for the period are detailed in the table below:

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022	Increase/(Decrease)
Restaurant revenue (millions)	$406.9	$380.6	6.9%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	24.5%	23.9%	60
Labor	35.7	36.3	(60)
Other operating	17.7	17.8	(10)
Occupancy	7.3	8.0	(70)
Total Restaurant Operating Costs	85.2%	86.0%	(80)

Restaurant Level Operating Profit(1)	14.7%	14.0%	70
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.
(1) Restaurant Level Operating Profit is a non-GAAP measure. See below for a reconciliation of Restaurant Level Operating Profit to Income from Operations and Income from Operations as a percentage of total revenues.

The following table summarizes Net loss, loss per diluted share (GAAP measures), and adjusted loss per diluted share (a non-GAAP measure) for the sixteen weeks ended April 16, 2023 and April 17, 2022:

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Net loss as reported	$(3,100)	$(3,105)

Loss per share - diluted:
Net loss as reported	$(0.19)	$(0.20)
Litigation contingencies	0.26	0.11
Severance and executive transition	0.12	—
Restaurant closure costs, net	0.11	0.06
Other (1)	0.06	—
Asset impairment	0.04	0.13
Other financing costs(2)	—	0.02
COVID-19 related charges	—	0.01
Change in estimate, gift card breakage(3)	—	(0.33)
Write-off of unamortized debt issuance costs(4)	—	0.11
Income tax expense	(0.16)	(0.03)
Adjusted income (loss) per share - diluted	$0.25	$(0.12)

Weighted average shares outstanding:
Basic	15,996	15,748
Diluted(5)	16,360	15,748
(1)    Other includes non-cash charges primarily related to terminated capital projects, disposals, and lease terminations.
(2)    Other financing costs includes legal and other charges related to the refinancing of our Prior Credit Agreement in the first quarter of 2022.
(3)    During the sixteen weeks ended April 17, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards. The impact comprises $5.9 million included in Franchise royalties, fees, and other revenue partially offset by $0.6 million in gift card commission costs included in Selling on the Condensed Consolidated Statements of Operations.
(4)    Write-off of unamortized debt issuance costs related to the remaining unamortized debt issuance costs related to our Prior Credit Agreement (as defined below) with the completion of the refinancing of our Prior Credit Agreement in the first quarter of fiscal year 2022.
(5)    For the sixteen weeks ended April 16, 2023, the impact of dilutive shares is included in the calculations as the adjustments for the quarter resulted in adjusted net income. For diluted shares reported on the Condensed Consolidated Statement of Operations, the impact of dilutive shares is excluded due to the reported net loss for the quarter.

We believe the non-GAAP measure of adjusted loss per diluted share gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted loss per diluted share excludes the effects of change in estimate, gift card breakage, asset impairment, litigation contingencies, the write-off of unamortized debt issuance costs, restaurant closure costs, other financing costs, COVID-19 related charges, severance and executive transition costs, and related income tax effects and other. We have revised our definition of adjusted loss per diluted share to exclude severance and executive transition and other. We did not revise the prior year’s adjusted loss per diluted share because there were no other charges similar in nature to these costs. Other companies may define adjusted net loss per diluted share differently, and as a result our measure of adjusted loss per diluted share may not be directly comparable to those of other companies. Adjusted loss per diluted share should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Net loss (a GAAP measure), and EBITDA and Adjusted EBITDA (non-GAAP measures) for the sixteen weeks ended April 16, 2023 and April 17, 2022:

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Net loss as reported	$(3,100)	$(3,105)
Interest expense, net	7,576	7,088
Income tax provision (benefit)	20	62
Depreciation and amortization	21,825	23,919
EBITDA	26,321	27,964

Change in accounting estimate, gift card breakage	—	(5,246)
Other charges, net:
Litigation contingencies	4,300	1,720
Severance and executive transition	1,891	—
Restaurant closure costs, net	1,750	949
Other	1,062	—
Asset impairment	694	2,122
Closed corporate office costs, net of sublease income	62	—
Other financing costs	—	309
COVID-19 related charges	—	207
Adjusted EBITDA	$36,080	$28,025
We believe the non-GAAP measures of EBITDA and adjusted EBITDA give the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. We define EBITDA as net loss before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA further excludes the effects of change in estimate - gift card breakage, asset impairment, litigation contingencies, restaurant closure costs, net, other financing costs, COVID-19 related charges, severance and executive transition costs, and closed corporate office, net of sublease income, and other. We have revised our definition of adjusted EBITDA to exclude other, severance and executive transition costs, and closed corporate office, net of sublease income. We did not revise prior years’ adjusted EBITDA because there were no other charges similar in nature to these costs. Other companies may define EBITDA and adjusted EBITDA differently, and as a result our measure of EBITDA and adjusted EBITDA may not be directly comparable to those of other companies. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Income from Operations (a GAAP measure), and Restaurant Level Operating Profit (a non-GAAP measure) for the sixteen weeks ended April 16, 2023 and April 17, 2022:

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Income from operations	$4,337	$4,370

Less:
Franchise royalties, fees and other revenue	11,075	14,938

Add:
Other charges, net	9,759	5,307
Pre-opening costs	582	62
Selling	7,725	9,942
General and administrative expenses	26,799	24,438
Depreciation and amortization	21,825	23,919
Restaurant-level operating profit	$59,951	$53,100

Income from operations as a percentage of total revenues	1.0%	1.1%
Restaurant-level operating profit margin (as a percentage of restaurant revenue)	14.7%	14.0%
The Company believes restaurant-level operating profit is an important measure for management and investors because it is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant-level operating efficiency and performance. The Company defines restaurant-level operating profit to be income from operations less franchise royalties, fees and other revenue, plus other charges, net, pre-opening costs, selling costs, general and administrative expenses, and depreciation and amortization. The measure includes restaurant-level occupancy costs that include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs, but excludes depreciation and amortization expense, substantially all of which is related to restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlay for the restaurants. The measure also excludes selling costs and general and administrative expenses, and therefore excludes costs associated with selling, general, and administrative functions, and pre-opening costs. The Company excludes Other charges, net because these costs are not related to the ongoing operations of its restaurants. Restaurant-level operating profit is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations or net loss as indicators of financial performance. Restaurant-level operating profit as presented may not be comparable to other similarly titled measures of other companies in the Company's industry.
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Company-owned:
Beginning of period	414	430
Opened during the period	1	—
Closed during the period	—	(4)
End of period	415	426
Franchised:
Beginning of period	97	101
Closed during the period	(1)	—
End of period	96	101
Total number of restaurants	511	527

The following table presents total Company-owned and franchised restaurants by state or province as of April 16, 2023:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	1
Alaska		3
Alabama	4
Arizona	18	1
California	57
Colorado	22
Connecticut		3
Delaware		5
Florida	18
Georgia	6
Iowa	5
Idaho	8
Illinois	20
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	3	2
Maryland	12
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	17	2
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	20	9
Utah	1	5
Virginia	20
Washington	37
Wisconsin	11

Province:
British Columbia		11
Total	415	96

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2022 annual financial statements, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Revenues:
Restaurant revenue	97.4%	96.2%
Franchise and other revenues	2.6	3.8
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	24.5	23.9
Labor	35.7	36.3
Other operating	17.7	17.8
Occupancy	7.3	8.0
Total restaurant operating costs	85.2	86.0
Depreciation and amortization	5.2	6.0
Selling, general, and administrative expenses	8.3	8.7
Pre-opening costs	0.1	—
Other charges (gains), net	2.3	1.3
Income from operations	1.0	1.1

Interest expense, net and other	1.8	1.9
Loss before income taxes	(0.7)	(0.8)
Income tax provision (benefit)	—	—
Net loss	(0.7)%	(0.8)%
Revenues

	Sixteen Weeks Ended
(Revenues in thousands)	April 16, 2023	April 17, 2022	Percent Change
Restaurant revenue	$406,893	$380,612	6.9%
Franchise and other revenues	11,075	14,938	(25.9)%
Total revenues	$417,968	$395,550	5.7%
Average weekly net sales volumes in Company-owned restaurants	$61,372	$55,743	10.1%
Total operating weeks	6,630	6,828	(2.9)%
Restaurant revenue for the sixteen weeks ended April 16, 2023, which comprises primarily food and beverage sales, increased $26.3 million, or 6.9%, as compared to the first quarter of 2022. Restaurant revenue increased primarily due to an 8.6% increase in Comparable Restaurant Revenue. This increase outweighed the impact of reduced revenue from non-comparable restaurants primarily due to the net impact of restaurant closures and openings.

The comparable restaurant revenue increase was driven by an 8.0% increase in average Guest check, and a 0.6% increase in Guest count. The increase in average Guest check resulted from a 7.2% increase in menu prices and 0.8% from menu mix. The increase in menu mix was primarily driven by consumer preference to return to dine-in visits that result in a greater check average. Dine-in sales comprised 74.3% of total food and beverage sales during the first quarter of 2023, as compared to 69.5% in the same period in 2022.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that have operated five full quarters as of the end of the period presented. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of reopened and new restaurants during the period.
Franchise and other revenue decreased $3.9 million, or 25.9%, for the sixteen weeks ended April 16, 2023 compared to the sixteen weeks ended April 17, 2022. Franchise revenue declined primarily due to a reduction in the percentage of sales each franchisee is required to contribute to support Selling activities. This reduction results from an increased focus on local restaurant marketing and reduced national and/or mass media channels pursuant to our North Star strategy. The percentage of sales each franchisee is required to contribute could change in the future, as we expect to align contributions with spending levels, subject to compliance with the respective franchise agreement. Franchise restaurants reported an increase of 7.8% comparable restaurant revenue for the sixteen weeks ended April 16, 2023 compared to the same period in 2022. This increase was partially offset by the closure of five franchised locations from April 17, 2022 to April 16, 2023.
Other revenue declined primarily due to a change in accounting estimate in the first quarter of 2022, that resulted in $5.9 million of additional gift card breakage.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2023	April 17, 2022	Percent Change
Cost of sales	$99,670	$90,941	9.6%
As a percent of restaurant revenue	24.5%	23.9%	0.6%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 60 basis points for the sixteen weeks ended April 16, 2023 as compared to the same period in 2022. The increase was primarily driven by commodity inflation, partially offset by menu pricing.
Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2023	April 17, 2022	Percent Change
Labor	$145,421	$138,108	5.3%
As a percent of restaurant revenue	35.7%	36.3%	(0.6)%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the sixteen weeks ended April 16, 2023, labor as a percentage of restaurant revenue decreased 60 basis points compared to the same period in 2022. The decrease was primarily driven by sales leverage, lower group insurance and workers' compensation costs, partially offset by higher incentive compensation, payroll taxes, and training. Throughout the quarter, we made investments in management and hourly labor to support an enhanced Guest experience.

Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2023	April 17, 2022	Percent Change
Other operating	$72,050	$67,864	6.2%
As a percent of restaurant revenue	17.7%	17.8%	(0.1)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the sixteen weeks ended April 16, 2023, other operating costs as a percentage of restaurant revenue decreased 10 basis points as compared to the same period in 2022. The decrease was primarily driven by lower contract janitorial costs and reduced third party commissions expenses associated with lower off premise mix partially offset by higher repairs and maintenance costs and credit card discounts.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2023	April 17, 2022	Percent Change
Occupancy	$29,801	$30,599	(2.6)%
As a percent of restaurant revenue	7.3%	8.0%	(0.7)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. For the sixteen weeks ended April 16, 2023, occupancy costs as a percentage of restaurant revenue decreased 70 basis points compared to the same period in 2022 primarily driven by sales leverage.
Our fixed rents for the sixteen weeks ended April 16, 2023 and April 17, 2022 were $20.7 million and $21.3 million, a decrease of $0.5 million, due to net Company-owned restaurant closures.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2023	April 17, 2022	Percent Change
Depreciation and amortization	$21,825	$23,919	(8.8)%
As a percent of total revenues	5.2%	6.0%	(0.8)%
Depreciation and amortization include depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. For the sixteen weeks ended April 16, 2023, depreciation and amortization expense as a percentage of revenue decreased 80 basis points compared to the same period in 2022 primarily due to net Company-owned restaurant closures, impaired assets, and sales leverage.
Selling, General, and Administrative

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2023	April 17, 2022	Percent Change
Selling, general, and administrative	$34,523	$34,380	0.4%
As a percent of total revenues	8.3%	8.7%	(0.4)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
General, and administrative costs in the sixteen weeks ended April 16, 2023 increased $2.4 million, or 9.7%, as compared to the same period in 2022. The increase was primarily driven by increased incentive compensation due to performance, lower capitalized costs due to fewer capital projects, higher travel expenses, increased legal costs, and deferred compensation plan asset market activity, partially offset by a decrease in wages and stock compensation due to the reduction in force and executive transition.
Selling costs in the sixteen weeks ended April 16, 2023 decreased $2.2 million, or 22.3%, as compared to the same period in 2022. The decrease was primarily driven by lower print agency spend, Donatos® marketing costs, and franchise advertising obligations.

Pre-opening Costs

	Sixteen Weeks Ended
(In thousands, except percentages)	April 16, 2023	April 17, 2022	Percent Change
Pre-opening costs	$582	$62	838.7%
As a percent of total revenues	0.1%	—%	0.1%
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
We incurred pre-opening costs during the sixteen weeks ended April 16, 2023 related to one new restaurant opening in Glendale, AZ and the rollout of 25 Donatos® locations. As of April 16, 2023, we completed the rollout of Donatos® at 272 company owned restaurants.
Interest Expense, Net and Other
Interest expense, net and other was $7.4 million for the sixteen weeks ended April 16, 2023 and April 17, 2022. Interest expense for the sixteen weeks ended April 16, 2023 and April 17, 2022 was $7.8 million and $7.1 million, respectively. The $0.7 million increase was primarily due to higher interest rates, partially offset by the write off of approximately $1.7 million of deferred financing charges related to the Company's prior credit facility upon the execution of the Credit Agreement on March 4, 2022. Our weighted average interest rate for the sixteen weeks ended April 16, 2023 and April 17, 2022 was 11.6% and 8.2%, respectively.
Interest income and other increased by $0.7 million to income of $0.4 million for the sixteen weeks ended April 16, 2023 from expense of $0.3 million in the sixteen weeks ended April 17, 2022 due to interest income on bank account balances and investment gains related to a deferred compensation plan for which assets are held in a rabbi trust in the sixteen weeks ended April 16, 2023 compared to investment losses related to the deferred compensation plan in the sixteen weeks ended April 17, 2022.
Income Tax Provision
The effective tax rate for the sixteen weeks ended April 16, 2023 was a 0.6% expense, compared to a 2.0% expense for the sixteen weeks ended April 17, 2022. The effective tax rate for both periods includes changes in the valuation allowance as a result of originating temporary differences during the year and varies from statutory rates primarily as a result of the valuation allowance as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $0.2 million to $58.4 million as of April 16, 2023, from $58.2 million at the beginning of the fiscal year. The Company is using available cash flow from operations to maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of April 16, 2023, the Company had approximately $59.0 million in liquidity, including cash and cash equivalents and available borrowing capacity under our Credit Facility.

Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Net cash provided by operating activities	$17,342	$13,296
Net cash used in investing activities	(16,084)	(9,548)
Net cash provided by (used in) financing activities	(1,017)	15,417
Effect of exchange rate changes on cash	(1)	8
Net change in cash and cash equivalents, and restricted cash	$240	$19,173
Operating Cash Flows
Net cash flows provided by operating activities increased $4.0 million to $17.3 million for the sixteen weeks ended April 16, 2023. The increase in net cash provided by operating activities is primarily attributable to the increase in restaurant level profitability and changes in working capital, partially offset by higher non-restaurant costs and decreased cash from earnings after non-cash items, as presented in the Condensed Consolidated Statements of Cash Flows.
Investing Cash Flows
Net cash flows used in investing activities increased $6.5 million to $16.1 million for the sixteen weeks ended April 16, 2023, as compared to $9.5 million for the same period in 2022. The increase is primarily due to a faster pace of Donatos® installations and increased investment in restaurant improvements.
The following table lists the components of our capital expenditures, net of currency translation, for the sixteen weeks ended April 16, 2023 and April 17, 2022 (in thousands):

	Sixteen Weeks Ended
	April 16, 2023	April 17, 2022
Restaurant improvement capital and other	$7,433	$4,856
Donatos® expansion	5,878	1,176
Technology, infrastructure, and other	1,731	3,116
New restaurants and restaurant refreshes	1,042	568
Total capital expenditures	$16,084	$9,716
Financing Cash Flows
Net cash flows used in financing activities were $1.0 million for the sixteen weeks ended April 16, 2023, as compared to net cash flows provided by financing activities of $15.4 million in the same period in 2022.
In 2022, financing activities were a source of cash, due to net draws made on long-term debt as a result of the Company's refinancing of debt on March 4, 2022. In 2023, the use of cash results primarily from standard principal payments due under the terms of the Company’s Credit Agreement.
Credit Facility
On March 4, 2022 the Company replaced its prior amended and restated Credit Agreement (the "Prior Credit Agreement") with a new Credit Agreement (the "Credit Agreement"), which provides for a new Senior Secured Term Loan and Revolving Credit Facility (the "Credit Facility"). The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
As of April 16, 2023, the Company had outstanding borrowings under the Credit Facility of $205.2 million net of $7.8 million of unamortized deferred financing charges and discounts, of which $2.9 million was classified as current. As of April 16, 2023, the Company had $10.0 million of available borrowing capacity under its Credit Facility.
As of April 16, 2023, the Company had $9.0 million of letters of credit issued against cash collateral, compared to $9.1 million as of the prior comparable period. The Company's cash collateral is recorded in Restricted cash on our Condensed Consolidated Balance Sheets as of the quarter ended April 16, 2023.

Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant. As of April 16, 2023, we were in compliance with all debt covenants.
Debt Outstanding
Total debt outstanding decreased $1.0 million to $213.9 million at April 16, 2023, from $214.9 million at December 25, 2022, primarily driven by payments of long-term debt during the sixteen weeks ended April 16, 2023.
Working Capital
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock as allowed. When necessary, we utilize our credit facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our remaining borrowing capacity under the credit facility will be sufficient to satisfy any working capital deficits and our planned capital expenditures.
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through April 16, 2023, we have repurchased a total of 226,500 shares at an average price of $29.14 per share for an aggregate amount of $6.6 million. Accordingly, as of April 16, 2023, we had $68.4 million of availability under the current share repurchase program.
Effective March 14, 2020, the Company temporarily suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. The Company reserves the right to re-instate this program at any time. The new Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the new Credit Facility.
Seasonality
Our business is subject to seasonal fluctuations. Historically, sales in most of our restaurants were greater during the summer months and winter holiday season and lesser during the fall season. As a result, our quarterly operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter.
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the 2022 Form 10-K for the fiscal year ended December 25, 2022. Our current purchase obligations for system-wide fixed price commitments for food, beverage, equipment, and restaurant supply items are $137.6 million as of April 16, 2023 of which $27.9 million are due in 2023.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment and potentially unknown future events, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
Recently Issued and Recently Adopted Accounting Standards
None noted.

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: (i) our business objectives and strategic plans; (ii) working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy future working capital deficits and capital expenditures; (iii) our share repurchase program; (iv) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs, and our ability to mitigate potential increases in such costs; (v) anticipated continued investments in our partnership with Donatos® and other restaurant improvements, including the timing thereof; (vi) our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities and taxes; (vii) the seasonality of our business; (viii) our ability to successfully implement, and our expectations regarding, our North Star five-point plan to enhance the Company’s competitive positioning, including the timing of our expected payments in connection with severance and executive transition costs; (ix) litigation contingencies and the adequacy of our reserves for legal matters; (x) our expectations regarding, and our ability to mitigate changes in, interest rates, commodity prices and other factors; and (xi) recently announced transactions including sale-leaseback transactions and acquisitions of certain restaurants from a franchisee.
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
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:
•our ability to implement, and the effectiveness of, the Company's strategic initiatives, including our North Star plan, labor models, service and operational improvement initiatives;
•general economic conditions, including changes in consumer disposable income, weather conditions, and related events in regions where our restaurants are operated;
•menu changes, including the anticipated sales growth, costs, and timing of restaurant improvements including the Donatos® expansion;
•the implementation of and realization of benefits from our restaurant management transition program;
•changes in consumer spending trends and habits;
•changes in the cost and availability of key food products, distribution, labor, and energy;
•the adequacy of cash flows and the cost and availability of capital or Credit Facility borrowings and our potential sale-leaseback transactions;
•expectations relating to our recently announced acquisition of certain restaurants from a franchisee;
•the impact of, and changes in, federal, state, or local laws and regulations affecting the operation of our restaurants, including minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements;
•changes in interest rates and commodity prices, and our ability to mitigate the impacts of such changes;
•risks associated with our stock repurchase program;
•costs and other effects of legal claims by Team Members, franchisees, customers, vendors, stockholders, and others, including negative publicity regarding food safety or cyber security; and
•the other Risk Factors identified in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk or commodity price risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 16, 2023, we had $213.0 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.1 million on an annualized basis.
The Company's restaurant menus are highly dependent upon a few select commodities, including ground beef, poultry, and potatoes. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $3.2 million on an annualized basis.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management of the Company ("Management"), including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company's CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report.
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
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 filed with the SEC on February 28, 2023. There have been no material changes from the risk factors disclosed in the fiscal year 2022 Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 16, 2023, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.

ITEM 6.    Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.

(3.2)	Fifth Amended and Restated Bylaws dated March 20, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023.

(3.3)
Fifth Amended and Restated Bylaws dated March 20, 2023, marked to show amendments effective as of March 20, 2023. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 24, 2023.

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

10.1	Employment Agreement by and between Red Robin Gourmet Burgers, Inc. and Kevin Mayer, dated April 20, 2023.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 16, 2023 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 16, 2023 and December 25, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the sixteen weeks ended April 16, 2023 and April 17, 2022; (iii) Condensed Consolidated Statements of Stockholders' Equity at April 16, 2023 and April 17, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 16, 2023 and April 17, 2022; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 24, 2023	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)