Form 10-Q
period 2023-07-09
RED ROBIN GOURMET BURGERS INC
filed 2023-08-17
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 9, 2023

or

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

As of August 15, 2023, there were 15,929,000 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	July 9, 2023	December 25, 2022
Assets:
Current assets:
Cash and cash equivalents	$44,034	$48,826
Accounts receivable, net	12,723	21,427
Inventories	26,899	26,447
Income tax receivable	461	562
Prepaid expenses and other current assets	13,368	12,938
Restricted cash	12,213	9,380
Total current assets	109,698	119,580
Property and equipment, net	289,694	318,517
Operating lease assets, net	369,048	361,432
Intangible assets, net	17,944	17,727
Other assets, net	12,014	14,889
Total assets	$798,398	$832,145
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$25,890	$39,336
Accrued payroll and payroll-related liabilities	39,350	33,666
Unearned revenue	33,808	46,944
Current portion of operating lease obligations	49,213	47,394
Current portion of long-term debt	2,875	3,375
Accrued liabilities and other	53,208	49,498
Total current liabilities	204,344	220,213
Long-term debt	188,090	203,155
Long-term portion of operating lease obligations	391,370	393,157
Other non-current liabilities	11,568	13,831
Total liabilities	795,372	830,356
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,931 and 15,934 shares outstanding as of July 9, 2023 and December 25, 2022	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of July 9, 2023 and December 25, 2022	—	—
Treasury stock 4,518 and 4,515 shares, at cost, as of July 9, 2023 and December 25, 2022	(172,546)	(182,810)
Paid-in capital	229,098	238,803
Accumulated other comprehensive loss, net of tax	(22)	(34)
Accumulated deficit	(53,524)	(54,190)
Total stockholders' equity	3,026	1,789
Total liabilities and stockholders' equity	$798,398	$832,145
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except for per share amounts)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Revenues:
Restaurant revenue	$293,281	$288,621	$700,174	$669,218
Franchise and other revenues	5,367	5,435	16,286	19,912
Total revenues	298,648	294,056	716,460	689,130
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	71,372	72,702	171,042	163,643
Labor	109,678	101,643	255,100	239,751
Other operating	51,842	52,003	123,892	119,867
Occupancy	23,482	22,980	53,283	53,579
Depreciation and amortization	15,756	17,637	37,581	41,556
Selling, general, and administrative expenses	26,864	32,095	61,387	66,475
Pre-opening and acquisition costs	4	235	586	297
Other charges (gains), net	(10,607)	8,146	(848)	13,453
Total costs and expenses	288,391	307,441	702,023	698,621

Income (loss) from operations	10,257	(13,385)	14,437	(9,491)
Other expense:
Interest expense, net and other	6,179	4,147	13,597	11,560
Income (loss) before income taxes	4,078	(17,532)	840	(21,051)
Income tax provision (benefit)	156	434	176	496
Net income (loss)	$3,922	$(17,966)	$664	$(21,547)
Earnings (loss) per share:
Basic	$0.24	$(1.13)	$0.04	$(1.37)
Diluted	$0.24	$(1.13)	$0.04	$(1.37)
Weighted average shares outstanding:
Basic	16,037	15,830	16,014	15,783
Diluted	16,291	15,830	16,367	15,783

Other comprehensive income (loss):
Foreign currency translation adjustment	$4	$(18)	$11	$(7)
Other comprehensive income (loss), net of tax	4	(18)	11	(7)
Total comprehensive income (loss)	$3,926	$(17,984)	$675	$(21,554)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2022	20,449	$20	4,515	$(182,810)	$238,803	$(34)	$(54,190)	$1,789
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(129)	5,330	(5,106)	—	—	224
Non-cash stock compensation	—	—	—	—	2,179	—	—	2,179
Net income (loss)	—	—	—	—	—	—	(3,256)	(3,256)
Other comprehensive income (loss), net of tax	—	—	—	—	—	8	—	8
Balance, April 16, 2023	20,449	$20	4,386	$(177,480)	$235,876	$(26)	$(57,445)	$945
Issuance of common stock, $0.001 par value, net of stock issuance costs	—	—	—	—	—	—	—	—
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(250)	9,933	(8,297)	—	—	1,636
Acquisition of treasury stock	—	—	382	(4,999)	—	—	—	(4,999)
Non-cash stock compensation	—	—	—	—	1,519	—	—	1,519
Net income (loss)	—	—	—	—	—	—	3,922	3,922
Other comprehensive income (loss), net of tax	—	—	—	—	—	4	—	4
Balance, July 9, 2023	20,449	$20	4,518	$(172,546)	$229,098	$(22)	$(53,524)	$3,026

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 26, 2021	20,449	$20	4,727	$(192,803)	$242,560	$1	$24,693	$74,471
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,781	(2,846)	—	—	(65)
Non-cash stock compensation	—	—	—	—	3,042	—	—	3,042
Net income (loss)	—	—	—	—	—	—	(3,581)	(3,581)
Other comprehensive income (loss), net of tax	—	—	—	—	—	11	—	11
Balance, April 17, 2022	20,449	$20	4,663	$(190,022)	$242,756	$12	$21,112	$73,878
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(113)	5,817	(5,691)	—	—	126
Non-cash stock compensation	—	—	—	—	2,542	—	—	2,542
Net income (loss)	—	—	—	—	—	—	(17,966)	(17,966)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18)	—	(18)
Balance, July 10, 2022	20,449	$20	4,550	$(184,205)	$239,607	$(6)	$3,146	$58,562

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Eight Weeks Ended
(in thousands)	July 9, 2023	July 10, 2022
Cash flows from operating activities:
Net income (loss)	$664	$(21,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,581	41,556
Gift card breakage	(5,342)	(7,640)
Asset impairment	2,387	10,861
Non-cash other charges (gains), net	(619)	(190)
Stock-based compensation expense	3,691	5,571
(Gain) loss on sale of property, plant, and equipment	(14,803)	—
Other, net	251	2,783
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	8,703	8,825
Income tax receivable	102	15,242
Inventories	(225)	(146)
Prepaid expenses and other current assets	(386)	2,707
Operating lease assets, net of liabilities	(6,879)	(7,547)
Trade accounts payable and accrued liabilities	500	4,360
Unearned revenue	(7,888)	(8,232)
Other operating assets and liabilities, net	488	(10,164)
Net cash provided by operating activities	18,225	36,439
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(25,814)	(15,893)
Proceeds from sale-leaseback	28,451	—
Proceeds from sales of property and equipment and other investing activities	794	269
Acquisition of franchised restaurants	(3,529)	—
Net cash used in investing activities	(98)	(15,624)
Cash flows from financing activities:
Borrowings of long-term debt	—	282,151
Payments of long-term debt and finance leases	(16,948)	(265,744)
Purchase of treasury stock	(4,999)	—
Debt issuance costs	—	(4,869)
Proceeds related to real estate sale	—	3,856
Proceeds from other financing activities, net	1,861	61
Net cash provided by (used in) financing activities	(20,086)	15,455
Effect of exchange rate changes on cash	—	(6)
Net change in cash and cash equivalents, and restricted cash	(1,959)	36,264
Cash and cash equivalents, and restricted cash, beginning of period	58,206	22,750
Cash and cash equivalents, and restricted cash, end of period	$56,247	$59,014

Supplemental disclosure of cash flow information
Income tax paid (refund received), net	$104	$(14,761)
Interest paid, net of amounts capitalized	$11,495	$7,462
Right of use assets obtained in exchange for operating lease obligations	$34,928	$7,773
Right of use assets obtained in exchange for finance lease obligations	$82	$541

See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of July 9, 2023, the Company owned and operated 418 restaurants located in 39 states. The Company also had 91 franchised full-service restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2023	April 16, 2023	16
First Quarter 2022	April 17, 2022	16
Second Quarter 2023	July 9, 2023	12
Second Quarter 2022	July 10, 2022	12
Current and Prior Fiscal Years:
Fiscal Year 2023	December 31, 2023	53
Fiscal Year 2022	December 25, 2022	52
Upcoming fiscal year:
Fiscal Year 2024	December 29, 2024	52

Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company's financial statements as of and for the sixteen weeks ended April 16, 2023, the Company discovered a multi-year error in its calculation and recognition of revenue related to gift cards, primarily related to breakage revenue that had been recognized for bonus and discounted gift cards for which no or discounted monetary consideration was received, which resulted in the Company overstating total revenues by $0.2 million for the sixteen weeks ended April 16, 2023, $1.1 million for the year ended December 25, 2022, and $0.5 million for the twenty-eight weeks ended July 10, 2022. The period (rollover) impact of the error correction on net income (loss) for the year ended December 25, 2022 increased net loss by $1.1 million, and the cumulative impact of the error correction on unearned revenue was an increase of $3.6 million. Management has evaluated this misstatement and concluded it was not material to prior periods, individually or in the aggregate. However, correcting the cumulative effect of the error in the twelve and twenty-eight weeks ended July 9, 2023 would have had a significant effect on the results of operations for such periods. Therefore, the Company is correcting the relevant prior period Condensed Consolidated Financial Statements and related footnotes for this error for comparative purposes. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable (see "Part II, Item 5. Other Information" below for additional information). Additionally, comparative prior period amounts in the applicable Notes to the Condensed Consolidated Financial Statements have been restated.
The following tables reflect the effects of the correction on all affected line items of the Company's previously reported Condensed Consolidated Financial Statements presented in this Form 10-Q:

CORRECTED CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	December 25, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Unearned revenue	$43,358	$3,586	$46,944
Total current liabilities	216,627	3,586	220,213
Total liabilities	826,770	3,586	830,356
Accumulated deficit	(50,604)	(3,586)	(54,190)
Total stockholders' equity	5,375	(3,586)	1,789

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
	Twelve Weeks Ended July 10, 2022			Twenty-Eight Weeks Ended July 10, 2022
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Restaurant revenue	$288,657	$(36)	$288,621	$669,269	$(51)	$669,218
Franchise and other revenues	5,433	2	5,435	20,371	(459)	19,912
Total revenues	294,090	(34)	294,056	689,640	(510)	689,130
Loss before income taxes	(17,498)	(34)	(17,532)	(20,541)	(510)	(21,051)
Net loss	(17,932)	(34)	(17,966)	(21,037)	(510)	(21,547)
Net loss per share	(1.13)	—	(1.13)	(1.33)	(0.04)	(1.37)
Total comprehensive loss	(17,950)	(34)	(17,984)	(21,044)	(510)	(21,554)

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
	Sixteen Weeks Ended April 16, 2023
(in thousands)	Accumulated Deficit	Total Shareholders' Equity
As Previously Reported
Balance, December 25, 2022	$(50,604)	$5,375
Net loss	(3,100)	(3,100)
Balance, April 16, 2023	(53,704)	4,686
Adjustments
Balance, December 25, 2022	(3,586)	(3,586)
Net loss	(156)	(156)
Balance, April 16, 2023	(3,741)	(3,741)
As Corrected
Balance, December 25, 2022	(54,190)	1,789
Net loss	(3,256)	(3,256)
Balance, April 16, 2023	$(57,445)	$945

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
	Twenty-Eight Weeks Ended July 10, 2022
(in thousands)	Retained Earnings/ (Accumulated Deficit)	Total Shareholders' Equity
As Previously Reported
Balance, December 26, 2021	$27,196	$76,974
Net loss	(3,105)	(3,105)
Balance, April 17, 2022	24,091	76,857
Adjustments
Balance, December 26, 2021	(2,503)	(2,503)
Net loss	(476)	(476)
Balance, April 17, 2022	(2,979)	(2,979)
As Corrected
Balance, December 26, 2021	24,693	74,471
Net loss	(3,581)	(3,581)
Balance, April 17, 2022	21,112	73,878

As Previously Reported
Balance, April 17, 2022	24,091	76,857
Net loss	(17,932)	(17,932)
Balance, July 10, 2022	6,159	61,575
Adjustments
Balance, April 17, 2022	(2,979)	(2,979)
Net loss	(34)	(34)
Balance, July 10, 2022	(3,013)	(3,013)
As Corrected
Balance, April 17, 2022	21,112	73,878
Net loss	(17,966)	(17,966)
Balance, July 10, 2022	$3,146	$58,562

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Twenty-Eight Weeks Ended July 10, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net income (loss)	$(21,037)	$(510)	$(21,547)
Gift card breakage	(8,099)	459	(7,640)
Unearned revenue	(8,283)	51	(8,232)
2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Restaurant revenue	$293,281	$288,621	$700,174	$669,218
Franchise revenue	3,544	4,362	8,826	10,642
Gift card breakage	533	282	5,342	7,640
Other revenue	1,290	791	2,118	1,630
Total revenues	$298,648	$294,056	$716,460	$689,130
Contract Liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	July 9, 2023	December 25, 2022
Unearned gift card revenue	$22,185	$35,837
Deferred loyalty revenue	$11,623	$11,107
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022
Gift card revenue	$16,038	$18,023

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Operating lease cost	$16,279	$16,422	$37,174	$38,111
Finance lease cost:
Amortization of right of use assets	221	238	549	580
Interest on lease liabilities	111	153	284	298
Total finance lease cost	$332	$391	833	878
Variable lease cost	4,477	4,682	10,269	11,007
Total	$21,088	$21,495	$48,276	$49,996

Refer to Footnote 5, Other Charges (gains), net, for information regarding the sale-leaseback transaction during the twelve and twenty-eight weeks ended July 9, 2023.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net income (loss) position for the twelve and twenty-eight weeks ended July 10, 2022, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Basic weighted average shares outstanding	16,037	15,830	16,014	15,783
Dilutive effect of stock options and awards	254	—	353	—
Diluted weighted average shares outstanding	16,291	15,830	16,367	15,783

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	560	983	577	806
5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Gain on sale leaseback, net of expenses	$(14,586)	$—	$(14,586)	$—
Litigation contingencies	1,240	(1,806)	5,540	(86)
Restaurant closure costs, net	(112)	930	1,638	1,879
Severance and executive transition	962	129	2,854	129
Asset impairment	1,693	8,739	2,387	10,861
Other	83	—	1,144	—
Closed corporate office costs, net of sublease income	113	—	175	—
Other financing costs	—	61	—	370
COVID-19 related charges	—	93	—	300
Other charges (gains), net	$(10,607)	$8,146	$(848)	$13,453
During the second quarter of 2023, the Company sold nine restaurant properties for total proceeds of $28.5 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $14.6 million. The net proceeds of $28.5 million are included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 9, 2023.
Litigation contingencies during the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022 represent reserves for various in progress legal matters. Litigation contingencies during the twelve and twenty-eight weeks ended July 10, 2022 include the impact of cash proceeds received by the Company related to certain legal claims.
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

The Company incurred a cumulative total of $5.0 million related to these one-time termination benefits. Approximately $2.1 million in one-time termination benefits was incurred and recorded in Other charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the twenty-eight weeks ended July 9, 2023. A reconciliation of our termination benefits liability, which is included in Accrued liabilities and other current liabilities in our Condensed Consolidated Balance Sheets is as follows:

Termination Benefits
Balance as of December 25, 2022	$2,505
Charges	2,077
Cash Payments	(3,947)
Balance as of July 9, 2023	$635
The Company recognized non-cash impairment charges primarily related to restaurant assets at four Company-owned restaurants during the twelve and twenty-eight weeks ended July 9, 2023. Additionally, the Company recognized non-cash impairment charges related to subleasing additional space at the Company's closed corporate office during the twenty-eight weeks ended July 9, 2023. The Company recognized non-cash impairment charges related to restaurant assets at six and nine Company-owned restaurants for the twelve and twenty-eight weeks ended July 10, 2022, respectively.
Other primarily includes non-cash charges related to terminated capital projects and disposals, and certain insurance claim proceeds.
Closed corporate office, net of sublease income includes expense and sublease income related to a corporate office facility that was vacated and subleased.
Other financing costs include fees related to the entry by the Company into the new Credit Agreement (as defined below) on March 4, 2022 that were not capitalized with the closing of the Credit Facility. See Note 6. Borrowings.
COVID-19 related charges include the costs of purchasing personal protective equipment for restaurant Team Members and Guests and emergency sick pay provided to restaurant Team Members related to the COVID-19 pandemic.
6. Borrowings
Borrowings as of July 9, 2023 and December 25, 2022 are summarized below (in thousands):

	July 9, 2023	Variable Interest Rate	December 25, 2022	Variable Interest Rate
Revolving line of credit	$—		$15,000	10.44%
Term loan	197,500	12.12%	199,000	9.81%
Notes payable	875		875
Total borrowings	198,375		214,875
Less: unamortized debt issuance costs and discounts(1)	7,410		8,345
Less: current portion of long-term debt	2,875		3,375
Long-term debt	$188,090		$203,155

Revolving line of credit unamortized deferred financing charges(1):	$861		$988
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
On July 17, 2023, the Company amended the Credit Agreement (the “Credit Agreement Amendment”) to remove the previously included $50.0 million aggregate cap (the “Prior Cap”) on sale-leasebacks of Company-owned real property. Pursuant to the Credit Agreement Amendment, it also was agreed that (i) the Company may reinvest in the business within 360 days of receipt the net proceeds of sale-leasebacks to the extent that such proceeds are equal to or less than the amount of the Prior Cap and (ii) the Company shall make a mandatory prepayment with the net proceeds of sale-leasebacks to the extent that such proceeds exceed the amount of the Prior Cap. Additionally, the prepayment premium associated with any mandatory prepayments derived from the net proceeds of sale-leasebacks that exceed the Prior Cap is reduced by the Credit Agreement Amendment to a premium equal to 50% of the prepayment premium otherwise applicable. The Amendment also made certain other conforming changes to the Existing Credit Agreement to effect the foregoing.
The summary descriptions of the Credit Agreement, the Credit Agreement Amendment, and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Credit Agreement, the Credit Agreement Amendment, and the Security Agreement, respectively, which have been filed as exhibits to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on March 10, 2022, with respect to the Credit Agreement and the Security Agreement, and July 19, 2023, with respect to the Credit Agreement Amendment.
During the first quarter of 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-eight weeks ended July 10, 2022. In association with the execution of the new Credit Agreement, the Company recognized $4.8 million of deferred financing charges, and $6.1 million of original issuance discount.

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
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of July 9, 2023 and December 25, 2022 (in thousands):

	July 9, 2023	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,994	$2,994	$—	$—
Total assets measured at fair value	$2,994	$2,994	$—	$—

	December 25, 2022	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$4,250	$4,250	$—	$—
Total assets measured at fair value	$4,250	$4,250	$—	$—
Other than as disclosed in Note 9. Acquisition of Franchised Restaurants, as of July 9, 2023, the Company had no financial assets or liabilities that were measured using level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
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
We impaired long-lived restaurant assets with a carrying value (including right of use lease assets) of $11.4 million, recognizing an impairment expense of $1.7 million during the twelve and twenty-eight weeks ended July 9, 2023 related to the net book value of these long-lived restaurant assets. We determined the fair value of these long-lived assets to be $9.7 million in the twelve and twenty-eight weeks ended July 9, 2023. Additionally, we impaired long-lived assets at the Company's closed corporate office with a carrying value (including right of use lease assets) of $1.0 million, recognizing an impairment expense of $0.7 million during the twenty-eight weeks ended July 9, 2023, related to the net book value of these long-lived restaurant assets. We determined the fair value of these long-lived assets to be $0.3 million in the twenty-eight weeks ended July 9, 2023. The impairments were recorded as a result of quantitative impairment analyses.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of July 9, 2023, the fair value of the credit facility was approximately $196.7 million and the principal amount carrying value was $197.5 million. The credit facility term loan is reported net of $7.4 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of July 9, 2023. The carrying value of the credit facility was $214.0 million and the fair value of the credit facility was $205.1 million as of December 25, 2022. The interest rate on the credit facility represents a level 2 fair value input.

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
As of July 9, 2023, we had a balance of $10.1 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. We increased our estimate of loss contingency liabilities by approximately $1.2 million for the twelve weeks ended July 9, 2023 and $5.5 million for the twenty-eight weeks ended July 9, 2023 related to changes during the second quarter in the status of ongoing litigation matters. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of July 9, 2023, we had non-cancellable purchase commitments to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $127.7 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

9. Acquisition of Franchised Restaurants
On April 17, 2023, the Company acquired certain assets and liabilities of five restaurants from one of its U.S. franchisees for cash consideration of $3.5 million. The pro forma impact of this acquisition and the operating results of the acquired restaurants are not presented as the impact was not material to reported results.
The acquisition was accounted for using the purchase method as defined in ASC 805, Business Combinations. The goodwill arising from the acquisition consists largely of the benefit of the assembled workforce of the acquired restaurants. The goodwill generated by the acquisition is not amortizable for book purposes but is amortizable and deductible for tax purposes. The Company allocated the purchase price to the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair Value at Acquisition Date
Property and equipment, net	$2,637

Operating lease assets	7,400
Operating lease liabilities	(8,250)
Operating lease assets, net	(850)

Other assets, net of liabilities(1)	299

Intangible assets, net	1,443

Total purchase price	$3,529
(1)    Includes inventory, prepaid assets, till cash, and gift card and loyalty liabilities.
Of the $2.6 million in property and equipment, $1.7 million is related to leasehold improvements and $1.0 million is related to personal property. The $0.9 million in net operating lease assets is related to acquired unfavorable leases, which reduces the acquired operating lease right-of-use assets. Of the $1.4 million of intangible assets, $1.2 million is related to reacquired franchise rights, which will be amortized on a straight-line basis. The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a level 3 fair value measurement.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2023 and 2022 refer to the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022, unless otherwise indicated, and reflect the correction of certain information for the immaterial restatement of prior period financial statements as disclosed in Footnote 1, Basis of Presentation and Recent Accounting Pronouncements.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 509 locations in North America. As of July 9, 2023, the Company owned 418 restaurants located in 39 states. The Company also had 91 franchised full-service restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Highlights for the Second Quarter of Fiscal 2023, Compared to the Second Quarter of Fiscal 2022
•Total revenues are $298.6 million, an increase of $4.6 million compared to 2022.
•Comparable restaurant revenue(1) increased 1.5%.
•Tenth consecutive quarter of comparable restaurant revenue(1) growth.
•Comparable restaurant dine-in sales(2) increased 5.9%.
•Net income is $3.9 million, an increase of $21.9 million compared to 2022.
•Adjusted EBITDA(3) (a non-GAAP metric) is $15.5 million, a $3.7 million increase compared to 2022.
•Completed Sale-Leaseback transaction for nine restaurants, generating net proceeds of approximately $28.5 million and a gain, net of expenses of $14.6 million.
•Repaid $15.5 million of debt and repurchased $5.0 million of stock.

Highlights for the Year to Date Period of Fiscal 2023, Compared to the Year to Date Period of Fiscal 2022
•Total revenues are $716.5 million, an increase of $27.3 million compared to 2022.
•Comparable restaurant revenue(1) increased 5.5%.
•Comparable restaurant dine-in sales(2) increased 11.8%.
•Net income is $0.7 million, an increase of $22.2 million compared to 2022.
•Adjusted EBITDA(3) (a non-GAAP metric) is $51.5 million, an $11.6 million increase compared to 2022.
(1)     Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the end of the period presented.
(2)    Comparable restaurant dine-in sales are calculated based on the Company’s point-of-sale sales data, which does not include adjustments for loyalty breakage
(3)    See below for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to Net income (loss)
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the twelve weeks ended July 10, 2022	$288.6
Increase/(decrease) in comparable restaurant revenue(1)	4.1
Increase/(decrease) in non-comparable restaurant revenue	0.5
Total increase/(decrease)	4.7
Restaurant Revenue for the twelve weeks ended July 9, 2023	$293.3

Restaurant revenues and operating costs (GAAP measures), and restaurant level operating profit (a non-GAAP measure) for the period are detailed in the table below:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	Increase/ (Decrease)	July 9, 2023	July 10, 2022	Increase/ (Decrease)
Restaurant revenue (millions)	$293.3	$288.6	1.6%	$700.2	$669.2	4.6%
Restaurant operating costs:
Cost of sales	71.4	72.7	(1.8)%	171.0	163.6	4.5%
Labor	109.7	101.6	7.9%	255.1	239.8	6.4%
Other operating	51.8	52.0	(0.3)%	123.9	119.9	3.4%
Occupancy	23.5	23.0	2.2%	53.3	53.6	(0.6)%
Total Restaurant Operating Costs	$256.4	$249.3	8.0%	$603.3	$576.8	13.7%

Restaurant Level Operating Profit(1)	$36.9	$39.3	(6.1)%	$96.9	$92.4	4.8%
Restaurant revenues and operating costs (GAAP measures), and restaurant level operating profit (a non-GAAP measure) as a percentage of restaurant revenue for the period are detailed in the table below:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	Increase/ (Decrease)	July 9, 2023	July 10, 2022	Increase/(Decrease)
Restaurant revenue (millions)	$293.3	$288.6	1.6%	$700.2	$669.2	4.6%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	24.3%	25.2%	(90)	24.4%	24.5%	(10)
Labor	37.4	35.2	220	36.4	35.8	60
Other operating	17.7	18.0	(30)	17.7	17.9	(20)
Occupancy	8.0	8.0	—	7.6	8.0	(40)
Total Restaurant Operating Costs	87.3%	86.4%	90	86.1%	86.2%	(10)

Restaurant Level Operating Profit(1)	12.6%	13.6%	(100)	13.8%	13.8%	—
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

The following table summarizes net income (loss), income (loss) per diluted share (GAAP measures), and adjusted income (loss) per diluted share (a non-GAAP measure) for the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Net income (loss) as reported	$3,922	$(17,966)	$664	$(21,547)

Income (Loss) per share - diluted:
Net income (loss) as reported	$0.24	$(1.13)	$0.04	$(1.37)
Gain on sale leaseback, net of expenses	(0.91)	—	(0.89)	—
Litigation contingencies	0.08	(0.11)	0.34	(0.01)
Restaurant closure costs, net	(0.01)	0.06	0.10	0.12
Severance and executive transition	0.06	0.01	0.17	0.01
Asset impairment	0.11	0.55	0.15	0.69
Other(1)	0.01	—	0.07	—
Closed corporate office costs, net of sublease income	0.01	—	0.01	—
Other financing costs(2)	—	—	—	0.02
COVID-19 related charges	—	0.01	—	0.02
Change in estimate, gift card breakage(3)	—	—	—	(0.31)
Write-off of unamortized debt issuance costs(4)	—	—	—	0.11
Income tax expense	0.17	(0.14)	0.01	(0.17)
Adjusted income (loss) per share - diluted	$(0.24)	$(0.75)	$—	$(0.85)

Weighted average shares outstanding:
Basic	16,037	15,830	16,014	15,783
Diluted(5)	16,291	15,830	16,367	15,783
(1)    Other primarily includes non-cash charges related to terminated capital projects and disposals, and certain insurance claim proceeds.
(2)    Other financing costs includes legal and other charges related to the refinancing of our Prior Credit Agreement (as defined below) in the first quarter of 2022.
(3)    During the twenty-eight weeks ended July 10, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards. The impact comprises $5.4 million included in Franchise royalties, fees, and other revenue partially offset by $0.6 million in gift card commission costs included in Selling on the Condensed Consolidated Statements of Operations.
(4)    Write-off of unamortized debt issuance costs related to the remaining unamortized debt issuance costs related to our Prior Credit Agreement with the completion of the refinancing of our Prior Credit Agreement in the first quarter of fiscal year 2022.
(5)    For the twelve weeks ended July 9, 2023, the impact of dilutive shares is excluded in the calculations as the adjustments for the quarter resulted in adjusted net income (loss). For diluted shares reported on the Condensed Consolidated Statement of Operations, the impact of dilutive shares is included due to the reported net income for the quarter.
We believe the non-GAAP measure of adjusted income (loss) per share-diluted gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted income (loss) per share-diluted excludes the effects of change in estimate, gift card breakage, asset impairment, litigation contingencies, the write-off of unamortized debt issuance costs, restaurant closure costs, other financing costs, gain on sale leaseback, net of expenses, closed corporate office costs, net of sublease income, COVID-19 related charges, severance and executive transition costs, and income tax effects and other. We have revised our definition of adjusted income (loss) per diluted share to exclude gain on sale leaseback, net of expenses and other. We did not revise the prior year’s adjusted income (loss) per share-diluted because there were no other charges similar in nature to these costs. Other companies may define adjusted net income (loss) per share-diluted differently, and as a result our measure of adjusted income (loss) per share-diluted may not be directly comparable to those of other companies. Adjusted income (loss) per share-diluted should be considered in addition to, and not as a substitute for, net income (loss) as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Net income (loss) (a GAAP measure), and EBITDA and Adjusted EBITDA (non-GAAP measures) for the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Net income (loss) as reported	$3,922	$(17,966)	$664	$(21,547)
Interest expense, net	6,305	3,630	13,881	10,718
Income tax provision (benefit)	156	434	176	496
Depreciation and amortization	15,756	17,637	37,581	41,556
EBITDA	26,139	3,735	52,302	31,223

Change in accounting estimate, gift card breakage	—	—	—	(4,842)
Other charges (gains), net:
Gain on sale leaseback, net of expenses	(14,586)	—	(14,586)	—
Litigation contingencies	1,240	(1,806)	5,540	(86)
Restaurant closure costs, net	(112)	930	1,638	1,879
Severance and executive transition	962	129	2,854	129
Asset impairment	1,693	8,739	2,387	10,861
Other	83	—	1,144	—
Closed corporate office costs, net of sublease income	113	—	175	—
Other financing costs	—	61	—	370
COVID-19 related charges	—	93	—	300
Adjusted EBITDA	$15,532	$11,881	$51,454	$39,834
We believe the non-GAAP measures of EBITDA and adjusted EBITDA give the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. We define EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA further excludes the effects of change in accounting estimate - gift card breakage, asset impairment, litigation contingencies, restaurant closure costs, net, other financing costs, COVID-19 related charges, severance and executive transition costs, closed corporate office, net of sublease income, and gain of sale leaseback, net of expenses, and other. We have revised our definition of adjusted EBITDA to exclude gain of sale leaseback, net of expenses and other. We did not revise prior years’ adjusted EBITDA because there were no other charges similar in nature to these costs. Other companies may define EBITDA and adjusted EBITDA differently, and as a result our measure of EBITDA and adjusted EBITDA may not be directly comparable to those of other companies. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Income from Operations (a GAAP measure), and Restaurant Level Operating Profit (a non-GAAP measure) for the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022:

	Twelve Weeks Ended				Twenty-Eight Weeks Ended
	July 9, 2023		July 10, 2022		July 9, 2023		July 10, 2022
Income (loss) from operations	$10,257	3.4%	$(13,385)	(4.6)%	$14,437	2.0%	$(9,491)	(1.4)%

Less:
Franchise royalties, fees and other revenue	5,367	1.8%	5,435	1.8%	16,286	2.3%	19,912	2.9%

Add:
Other charges (gains), net	(10,607)	(3.6)	8,146	2.8	(848)	(0.1)	13,453	2.0
Pre-opening costs	4	—	235	0.1	586	0.1	297	—
Selling	6,196	2.1	13,365	4.5	13,921	1.9	23,308	3.4
General and administrative expenses	20,667	6.9	18,730	6.4	47,466	6.6	43,167	6.3
Depreciation and amortization	15,756	5.3	17,637	6.0	37,581	5.2	41,556	6.0
Restaurant-level operating profit	$36,907		$39,293		$96,857		$92,378

Income (loss) from operations as a percentage of total revenues	3.4%		(4.6)%		2.0%		(1.4)%
Restaurant-level operating profit margin (as a percentage of restaurant revenue)	12.6%		13.6%		13.8%		13.8%
The Company believes restaurant-level operating profit is an important measure for management and investors because it is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant-level operating efficiency and performance. The Company defines restaurant-level operating profit to be income from operations less franchise royalties, fees and other revenue, plus other charges (gains), net, pre-opening costs, selling costs, general and administrative expenses, and depreciation and amortization. The measure includes restaurant-level occupancy costs that include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs, but excludes depreciation and amortization expense, substantially all of which is related to restaurant-level assets, because such expenses represent historical sunk costs which do not reflect current cash outlay for the restaurants. The measure also excludes selling costs and general and administrative expenses, and therefore excludes costs associated with selling, general, and administrative functions, and pre-opening costs. The Company excludes Other charges (gains), net because these costs are not related to the ongoing operations of its restaurants. Restaurant-level operating profit is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations or net income (loss) as indicators of financial performance. Restaurant-level operating profit as presented may not be comparable to other similarly titled measures of other companies in the Company's industry.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Company-owned:
Beginning of period	415	426	414	430
Opened during the period	—	—	1	—
Acquired from franchisees	5	—	5	—
Closed during the period	(2)	—	(2)	(4)
End of period	418	426	418	426
Franchised:
Beginning of period	96	101	97	101
Opened during the period	—	1	—	1
Closed during the period	—	—	(1)	—
Sold to company during the period	(5)	—	(5)	—
End of period	91	102	91	102
Total number of restaurants	509	528	509	528

The following table presents total Company-owned and franchised restaurants by state or province as of July 9, 2023:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	1
Alaska		3
Alabama	4
Arizona	18	1
California	57
Colorado	22
Connecticut	3
Delaware		5
Florida	17
Georgia	6
Iowa	5
Idaho	8
Illinois	20
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	5
Maryland	12
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	17	2
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	19	9
Utah	1	5
Virginia	20
Washington	37
Wisconsin	11

Province:
British Columbia		11
Total	418	91

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Revenues:
Restaurant revenue	98.2%	98.2%	97.7%	97.1%
Franchise and other revenues	1.8	1.8	2.3	2.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	24.3	25.2	24.4	24.5
Labor	37.4	35.2	36.4	35.8
Other operating	17.7	18.0	17.7	17.9
Occupancy	8.0	8.0	7.6	8.0
Total restaurant operating costs	87.3	86.4	86.1	86.2
Depreciation and amortization	5.3	6.0	5.2	6.0
Selling, general, and administrative expenses	9.0	10.9	8.6	9.6
Pre-opening and acquisition costs	—	0.1	0.1	—
Other charges (gains), net	(3.6)	2.8	(0.1)	2.0
Income (loss) from operations	3.4	(4.6)	2.0	(1.4)

Interest expense, net and other	2.1	1.4	1.9	1.7
Income (loss) before income taxes	1.4	(6.0)	0.1	(3.1)
Income tax provision (benefit)	0.1	0.1	—	0.1
Net income (loss)	1.3%	(6.1)%	0.1%	(3.1)%
Revenues

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Revenues in thousands)	July 9, 2023	July 10, 2022	Percent Change	July 9, 2023	July 10, 2022	Percent Change
Restaurant revenue	$293,281	$288,621	1.6%	$700,174	$669,218	4.6%
Franchise and other revenues	5,367	5,435	(1.3)%	16,286	19,912	(18.2)%
Total revenues	$298,648	$294,056	1.6%	$716,460	$689,130	4.0%
Average weekly net sales volumes in Company-owned restaurants	$58,477	$56,633	3.3%	$60,124	$56,123	7.1%
Total operating weeks	5,018	5,097	(1.5)%	11,648	11,925	(2.3)%

Restaurant revenue for the twelve weeks ended July 9, 2023, which comprises primarily food and beverage sales, increased $4.7 million, or 1.6%, as compared to the second quarter of 2022. Restaurant revenue increased primarily due to an 1.5% increase in comparable restaurant revenue. The comparable restaurant revenue increase was driven by a 7.5% increase in average Guest check, partially offset by a 6.0% decrease in Guest count. The increase in average Guest check resulted from a 8.8% increase in menu prices, partially offset by a 2.1% decrease from menu mix. The decrease in menu mix was primarily driven by guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and the removal of low guest preference, but higher priced burger options. Dine-in sales comprised 74.7% of total food and beverage sales during the second quarter of 2023, as compared to 71.4% in the same period in 2022.
Restaurant revenue for the twenty-eight weeks ended July 9, 2023, increased $31.0 million, or 4.6%, as compared to the twenty-eight weeks ended July 10, 2022. The increase was due to a $36.1 million, or 5.5%, increase in comparable restaurant revenue, partially offset by a $5.2 million decrease at non-comparable restaurants, including the impact of restaurant closures. The comparable restaurant revenue increase was driven by a 7.7% increase in average Guest check, partially offset by a 2.2% decrease in Guest count. The increase in average Guest check resulted from a 8.0% increase in pricing, partially offset by a 0.7% decrease in menu mix and a 0.4% increase in discounts. The decrease in menu mix was primarily driven by guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and the removal of low guest preference, but higher priced burger options. Dine-in sales comprised 71.4% of total food and beverage sales during the twenty-eight weeks ended July 9, 2023, as compared to 70.3% in the same period in 2022.
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
Franchise and other revenue decreased $0.1 million, or 1.3%, for the twelve weeks ended July 9, 2023 compared to the twelve weeks ended July 10, 2022, and decreased $3.6 million, or 18.2% for the twenty-eight weeks ended July 9, 2023 compared to the same period in 2022. Franchise revenue declined primarily due to a reduction in the percentage of sales each franchisee is required to contribute to support Selling activities. This reduction results from an increased focus on local restaurant marketing and reduced national and/or mass media channels pursuant to our North Star strategy. The percentage of sales each franchisee is required to contribute could change in the future, as we expect to align contributions with spending levels, subject to compliance with the respective franchise agreement. Franchise restaurants reported an increase of 0.4% comparable restaurant revenue for the twelve weeks ended July 9, 2023 compared to the same period in 2022, and an increase of 4.3% for the twenty-eight weeks ended July 9, 2023 compared to the same period in 2022.
Cost of Sales

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 9, 2023	July 10, 2022	Percent Change	July 9, 2023	July 10, 2022	Percent Change
Cost of sales	$71,372	$72,702	(1.8)%	$171,042	$163,643	4.5%
As a percent of restaurant revenue	24.3%	25.2%	(0.9)%	24.4%	24.5%	(0.1)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 90 basis points for the twelve weeks ended July 9, 2023 as compared to the same period in 2022. The decrease was primarily driven by menu pricing, partially offset by commodity inflation.
Cost of sales as a percentage of restaurant revenue decreased 10 basis points for the twenty-eight weeks ended July 9, 2023 as compared to the same period in 2022. The decrease was primarily driven by menu pricing, partially offset by commodity inflation.
Labor

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 9, 2023	July 10, 2022	Percent Change	July 9, 2023	July 10, 2022	Percent Change
Labor	$109,678	$101,643	7.9%	$255,100	$239,751	6.4%
As a percent of restaurant revenue	37.4%	35.2%	2.2%	36.4%	35.8%	0.6%

Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. For the twelve weeks ended July 9, 2023, labor as a percentage of restaurant revenue increased 220 basis points compared to the same period in 2022. The increase was primarily driven by investments in hourly labor, payroll taxes, and incentive compensation, partially offset by group insurance, and sales leverage. Throughout the quarter, we made investments in management and hourly labor to support an enhanced Guest experience.
For the twenty-eight weeks ended July 9, 2023, labor as a percentage of restaurant revenue increased 60 basis points compared to the same period in 2022. The increase was primarily driven by investments in hourly labor, incentive compensation, and payroll taxes, partially offset by sales leverage, and group insurance.
Other Operating

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 9, 2023	July 10, 2022	Percent Change	July 9, 2023	July 10, 2022	Percent Change
Other operating	$51,842	$52,003	(0.3)%	$123,892	$119,867	3.4%
As a percent of restaurant revenue	17.7%	18.0%	(0.3)%	17.7%	17.9%	(0.2)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended July 9, 2023, other operating costs as a percentage of restaurant revenue decreased 30 basis points as compared to the same period in 2022. The decrease was primarily driven by reduced third party commission expenses associated with lower off premise mix, lower supplies costs driven by negotiated savings, and lower contract janitorial expenses, partially offset by higher repairs and maintenance costs.
For the twenty-eight weeks ended July 9, 2023, other operating costs as a percentage of restaurant revenue decreased 20 basis points compared to the same period in 2022. The decrease was primarily driven by reduced third party commission expenses associated with lower off premise mix and lower contract janitorial expenses which were partially offset by higher repairs and maintenance costs.
Occupancy

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 9, 2023	July 10, 2022	Percent Change	July 9, 2023	July 10, 2022	Percent Change
Occupancy	$23,482	$22,980	2.2%	$53,283	$53,579	(0.6)%
As a percent of restaurant revenue	8.0%	8.0%	—%	7.6%	8.0%	(0.4)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenue were unchanged at 8.0% for the twelve weeks ended July 9, 2023 and July 10, 2022. Increased insurance costs were offset by sales leverage.
Our fixed rents for the twelve weeks ended July 9, 2023 and July 10, 2022 were $16.2 million and $16.1 million, an increase of $0.1 million, primarily due to the sale-leaseback of nine locations and the acquisition of five restaurants from a franchisee, partially offset by net Company-owned restaurant closures.
For the twenty-eight weeks ended July 9, 2023, occupancy costs as a percentage of restaurant revenue decreased 40 basis points compared to the same period in 2022 primarily driven by sales leverage and the impact of closed restaurants.
Our fixed rents for the twenty-eight weeks ended July 9, 2023 and July 10, 2022 were $37.0 million and $37.4 million, a decrease of $0.4 million, due to net Company-owned restaurant closures, partially offset by the impact of the sale-leaseback of nine locations and the acquisition of five restaurants from a franchisee.
Depreciation and Amortization

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 9, 2023	July 10, 2022	Percent Change	July 9, 2023	July 10, 2022	Percent Change
Depreciation and amortization	$15,756	$17,637	(10.7)%	$37,581	$41,556	(9.6)%
As a percent of total revenues	5.3%	6.0%	(0.7)%	5.2%	6.0%	(0.8)%

Depreciation and amortization include depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve weeks ended July 9, 2023, depreciation and amortization expense as a percentage of revenue decreased 70 basis points compared to the same period in 2022 primarily due to net Company-owned restaurant closures, asset impairments, and sales leverage.
For the twenty-eight weeks ended July 9, 2023, depreciation and amortization expense as a percentage of revenue decreased 80 basis points over the same period in 2022 primarily due to net closed Company-owned restaurants, asset impairments, and sales leverage.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 9, 2023	July 10, 2022	Percent Change	July 9, 2023	July 10, 2022	Percent Change
Selling, general, and administrative	$26,864	$32,095	(16.3)%	$61,387	$66,475	(7.7)%
As a percent of total revenues	9.0%	10.9%	(1.9)%	8.6%	9.6%	(1.0)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors expenses.
General, and administrative costs in the twelve weeks ended July 9, 2023 increased $1.9 million, or 10.3%, as compared to the same period in 2022. The increase was primarily driven by increased incentive compensation due to performance, lower capitalized costs due to fewer capital projects, higher travel expenses, and deferred compensation plan costs related to asset market activity, partially offset by a decrease in wages and stock compensation due to the reduction in force and executive transition.
Selling costs in the twelve weeks ended July 9, 2023 decreased $7.2 million, or 53.6%, as compared to the same period in 2022. The decrease was primarily driven by lower internet and local media spend, and lower Donatos® marketing costs.
General, and administrative costs in the twenty-eight weeks ended July 9, 2023 increased $4.3 million, or 10.0%, as compared to the same period in 2022. The increase was primarily driven by higher incentive compensation, increased travel, and lower lower capitalized costs due to fewer capital projects, partially offset by a decrease in wages and stock compensation due to the reduction in force and executive transition.
Selling costs in the twenty-eight weeks ended July 9, 2023 decreased $9.4 million, or 40.3%, as compared to the same period in 2022. The decrease was primarily driven by decreased marketing spend in internet and local media and Donatos® marketing costs.
Pre-opening Costs

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 9, 2023	July 10, 2022	Percent Change	July 9, 2023	July 10, 2022	Percent Change
Pre-opening costs	$4	$235	(98.3)%	$586	$297	97.3%
As a percent of total revenues	—%	0.1%	(0.1)%	0.1%	—%	0.1%

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
For the twelve weeks ended July 9, 2023, pre-opening costs decreased by $0.2 million due to no new restaurant openings or rollouts of Donatos®. We incurred pre-opening costs during the twenty-eight weeks ended July 9, 2023 related to one new restaurant opening in Glendale, AZ and the rollout of 25 Donatos® locations. As of July 9, 2023, we completed the rollout of Donatos® at 272 company owned restaurants.

Interest Expense, Net and Other
Interest expense, net and other was $6.2 million for the twelve weeks ended July 9, 2023 and $4.1 million for the twelve weeks ended July 10, 2022. Interest expense for the twelve weeks ended July 9, 2023 and July 10, 2022 was $6.5 million and $4.2 million, respectively. The $2.3 million increase was primarily due to a higher weighted average interest rate. Our weighted average interest rate for the twelve weeks ended July 9, 2023 and July 10, 2022 was 11.1% and 8.7%, respectively. Higher average outstanding debt, which increased $13.0 million compared to the same period in 2022, also contributed.
Interest expense, net and other was $13.6 million for the twenty-eight weeks ended July 9, 2023 and $11.6 million for the twenty-eight weeks ended July 10, 2022, an increase of $2.0 million, or 17.6%. Interest expense for the twenty-eight weeks ended July 9, 2023 and July 10, 2022 was $14.3 million and $11.3 million, respectively. The $3.0 million increase was primarily related to a higher weighted average interest rate, higher average outstanding debt, which increased $9.9 million compared to the same period in 2022, and the write off of approximately $1.7 million of deferred financing charges related to the Company's Prior Credit Facility upon the execution of the Credit Agreement (as defined below) on March 4, 2022. Our weighted average interest rate on our credit facility debt was 12.3% for the twenty-eight weeks ended July 9, 2023 as compared to 8.4% for the same period in 2022.
Interest income and other decreased by $0.3 million to an expense of $0.3 million for the twelve weeks ended July 9, 2023 from expense of $0.0 million in the twelve weeks ended July 10, 2022 due to investment losses related to the deferred compensation plan for which assets are held in a rabbi trust.
Interest income and other decreased by $0.9 million to an expense of $0.7 million for the twenty-eight weeks ended July 9, 2023 from income of $0.3 million in the twenty-eight weeks ended July 10, 2022 due to investment losses related to a deferred compensation plan for which assets are held in a rabbi trust in the twenty-eight weeks ended July 9, 2023 compared to interest income on bank account balances and investment gains related to the deferred compensation plan in the twenty-eight weeks ended July 10, 2022.
Income Tax Provision
The effective tax rate for the twelve weeks ended July 9, 2023 was a 3.8% benefit, compared to a 2.5% expense for the twelve weeks ended July 10, 2022. The effective tax rate for both periods includes changes in the valuation allowance as a result of originating temporary differences during the year and varies from statutory rates primarily as a result of the valuation allowance as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
The effective tax rate for the twenty-eight weeks ended July 9, 2023 was a 21.0% benefit, compared to a 2.4% expense for the twenty-eight weeks ended July 10, 2022. The effective tax rate for both periods includes changes in the valuation allowance as a result of originating temporary differences during the year and varies from statutory rates primarily as a result of the valuation allowance as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash decreased $2.0 million to $56.2 million as of July 9, 2023, from $58.2 million at the beginning of the fiscal year. The Company is using available cash flow from operations to maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of July 9, 2023, the Company had approximately $69.0 million in liquidity, including cash and cash equivalents and available borrowing capacity under our Credit Facility (as defined below).

Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022
Net cash provided by operating activities	$18,225	$36,439
Net cash used in investing activities	(98)	(15,624)
Net cash provided by (used in) financing activities	(20,086)	15,455
Effect of exchange rate changes on cash	—	(6)
Net change in cash and cash equivalents, and restricted cash	$(1,959)	$36,264
Operating Cash Flows
Net cash flows provided by operating activities decreased $18.2 million to $18.2 million for the twenty-eight weeks ended July 9, 2023. The decrease in net cash provided by operating activities is primarily attributable to the receipt of an income tax refund in 2022, and severance payments and higher interest payments in 2023.
Investing Cash Flows
Net cash flows used in investing activities decreased $15.5 million to $0.1 million for the twenty-eight weeks ended July 9, 2023, as compared to $15.6 million for the same period in 2022. The decrease is primarily due to proceeds from sales of real estate, partially offset by a faster pace of Donatos® installations during the first quarter of 2023, increased investment in restaurant improvements and the acquisition of five franchised restaurants.
The following table lists the components of our capital expenditures, net of currency translation, for the twenty-eight weeks ended July 9, 2023 and July 10, 2022 (in thousands):

	Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022
Restaurant improvement capital and other	$12,045	$7,379
Donatos® expansion	7,440	2,872
Technology, infrastructure, and other	5,066	4,877
New restaurants and restaurant refreshes	1,263	765
Total capital expenditures	$25,814	$15,893
Financing Cash Flows
Net cash flows used in financing activities were $20.1 million for the twenty-eight weeks ended July 9, 2023, as compared to net cash flows provided by financing activities of $15.5 million in the same period in 2022.
In 2022, financing activities were a source of cash, due to net draws made on long-term debt as a result of the Company's refinancing of debt on March 4, 2022. In 2023, the use of cash results primarily from the Company’s repayment of outstanding debt with proceeds from the sale-leaseback transaction, and standard principal payments due under the terms of the Company’s Credit Agreement.
Credit Facility
On March 4, 2022 the Company replaced its prior amended and restated Credit Agreement (the "Prior Credit Agreement") with a new Credit Agreement (as amended to the date hereof, the "Credit Agreement"), which provides for a new Senior Secured Term Loan and Revolving Credit Facility (the "Credit Facility"). The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate ("ABR"), which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
As of July 9, 2023, the Company had outstanding borrowings under the Credit Facility of $190.1 million net of $7.4 million of unamortized deferred financing charges and discounts, of which $2.9 million was classified as current. As of July 9, 2023, the Company had $25.0 million of available borrowing capacity under its Credit Facility.

As of July 9, 2023, the Company had $11.7 million of letters of credit issued against cash collateral, compared to $8.4 million as of the prior comparable period. The Company's cash collateral is recorded in Restricted cash on our Condensed Consolidated Balance Sheets as of the quarter ended July 9, 2023.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant. As of July 9, 2023, we were in compliance with all debt covenants.
Debt Outstanding
Total debt outstanding decreased $16.5 million to $198.4 million at July 9, 2023, from $214.9 million at December 25, 2022, primarily driven by payments of long-term debt during the twenty-eight weeks ended July 9, 2023.
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
Effective March 14, 2020, the Company temporarily suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. In May 2023, the Company resumed its repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
During the second quarter of fiscal 2023, we repurchased 382,017 shares at an average price of $13.19 per share, for an aggregate amount of $5.0 million.
Under the current authorization through July 9, 2023, we have repurchased a total of 608,500 shares at an average price of $19.00 per share for an aggregate amount of $11.6 million. As of July 9, 2023, we had $63.4 million of availability under the current share repurchase program.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the 2022 Form 10-K for the fiscal year ended December 25, 2022. Our current purchase obligations for system-wide fixed price commitments for food, beverage, equipment, and restaurant supply items are $132.1 million as of July 9, 2023 of which $19.4 million are due in 2023.

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
Recently Issued and Recently Adopted Accounting Standards
None noted.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: (i) our business objectives and strategic plans; (ii) working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy future working capital deficits and capital expenditures; (iii) our share repurchase program; (iv) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs, and our ability to mitigate potential increases in such costs; (v) anticipated continued investments in our partnership with Donatos® and other restaurant improvements, including the timing thereof; (vi) our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities and taxes; (vii) the seasonality of our business; (viii) our ability to successfully implement, and our expectations regarding, our North Star five-point plan to enhance the Company’s competitive positioning, including the timing of our expected payments in connection with severance and executive transition costs; (ix) litigation contingencies and the adequacy of our reserves for legal matters; (x) our expectations regarding, and our ability to mitigate changes in, interest rates, commodity prices and other factors; and (xi) transactions including sale-leaseback transactions and acquisitions of certain restaurants from a franchisee.
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

•risks associated with our share repurchase program;
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of July 9, 2023, we had $197.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $2.0 million on an annualized basis.
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
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 filed with the SEC on February 28, 2023. There have been no material changes from the risk factors disclosed in the fiscal year 2022 Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 9, 2023, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K or that are reported in this Item. On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The table below provides a summary of the Company’s purchases of its own common stock during the second quarter of 2023. In response to the COVID-19 pandemic, the Company temporarily suspended share repurchases effective March 14, 2020. In May 2023, the Company resumed share repurchases.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May yet be Purchased Under the Plan (in thousands)
5/15/23 - 6/11/23	252,437	12.87	478,937	65,190
6/12/23 - 7/9/23	129,580	13.50	608,517	63,441
	382,017
(1) The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods.

ITEM 5.    Other Information
Immaterial Correction of Prior Period Financial Statements

As discussed in Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company discovered a multi-year error in its calculation and recognition of revenue related to gift cards, primarily related to breakage revenue for bonus and discounted gift cards for which no or discounted monetary consideration was received, which resulted in the Company overstating total revenue by $0.2 million for the sixteen weeks ended April 16, 2023, $1.1 million for the year ended December 25, 2022, and $0.5 million for the twenty-eight weeks ended July 10, 2022. The period (rollover) impact of the error correction on net loss for the year ended December 25, 2022 increased net loss by $1.1 million. Management has evaluated this misstatement and concluded it was not material to prior periods, individually or in the aggregate. However, correcting the cumulative effect of the error in the twelve and twenty-eight weeks ended July 9, 2023 would have had a significant effect on the results of operations Therefore, the Company plans to correct the Consolidated Financial Statements for the prior periods that will be presented in the Form 10-K filing for the year ended December 31, 2023. The Company also plans to correct the comparable Q3 2022 and Q1 2023 Condensed Consolidated Financial Statements that will be presented in the Q3 2023 and Q1 2024 Form 10-Q filings, respectively.
The following table reflects the effects of the correction on all affected line items of the Company's previously reported Condensed Consolidated Financial Statements for the sixteen weeks ended April 16, 2023, which will be corrected in future filings:

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
	Sixteen Weeks Ended April 16, 2023
(in thousands)	As Previously Reported	Adjustment	As Corrected
Restaurant revenue	$406,893	$—	$406,893
Franchise and other revenues	11,075	(156)	10,919
Total revenues	417,968	(156)	417,812
Loss before income taxes	(3,080)	(156)	(3,236)
Net loss	(3,100)	(156)	(3,256)
Net loss per share	(0.19)	(0.01)	(0.20)
Total comprehensive loss	(3,092)	(156)	(3,248)

OTHER NON-GAAP INFORMATION:
Adjusted EBITDA	36,080	(156)	35,924

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
	Sixteen Weeks Ended April 16, 2023
(in thousands)	Accumulated Deficit	Total Shareholders' Equity
As Previously Reported
Balance, December 25, 2022	$(50,604)	$5,375
Net loss	(3,100)	(3,100)
Balance, April 16, 2023	(53,704)	4,686
Adjustments
Balance, December 25, 2022	(3,586)	(3,586)
Net loss	(156)	(156)
Balance, April 16, 2023	(3,741)	(3,741)
As Corrected
Balance, December 25, 2022	(54,190)	1,789
Net loss	(3,256)	(3,256)
Balance, April 16, 2023	$(57,445)	$945

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Sixteen Weeks Ended April 16, 2023
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net income (loss)	$(3,100)	$(156)	$(3,256)
Gift card breakage	(4,965)	156	(4,809)
Unearned revenue	(7,949)	—	(7,949)

The following tables reflect the effects of the correction on all affected line items of the Company's previously reported Consolidated Financial Statements as of and for the year ended December 25, 2022 to be presented as comparative in the Form 10-K for the year ended December 31, 2023:

CORRECTED CONSOLIDATED BALANCE SHEETS (unaudited)
	December 25, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Unearned revenue	$43,358	$3,586	$46,944
Total current liabilities	216,627	3,586	220,213
Total liabilities	826,770	3,586	830,356
Accumulated deficit	(50,604)	(3,586)	(54,190)
Total stockholders' equity	5,375	(3,586)	1,789

CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
	Fifty-Two Weeks Ended December 25, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Restaurant revenue	$1,230,318	$(129)	$1,230,189
Franchise and other revenues	16,993	(954)	16,039
Total revenues	1,266,617	(1,083)	1,265,534
Loss before income taxes	(77,053)	(1,083)	(78,136)
Net loss	(77,800)	(1,083)	(78,883)
Net loss per share	(4.91)	(0.07)	(4.98)
Total comprehensive loss	(77,835)	(1,083)	(78,918)

OTHER NON-GAAP INFORMATION:
Adjusted EBITDA	52,789	(679)	52,110

CORRECTED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
	Fifty-Two Weeks Ended December 25, 2022
(in thousands)	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
As Previously Reported
Balance, December 26, 2021	$27,196	$76,974
Net loss	(77,800)	(77,800)
Balance, December 25, 2022	(50,604)	5,375
Adjustments
Balance, December 26, 2021	(2,503)	(2,503)
Net loss	(1,083)	(1,083)
Balance, December 25, 2022	(3,586)	(3,586)
As Corrected
Balance, December 26, 2021	24,693	74,471
Net loss	(78,883)	(78,883)
Balance, December 25, 2022	$(54,190)	$1,789

CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Fifty-Two Weeks Ended December 25, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(77,800)	$(1,083)	$(78,883)
Gift card breakage	(14,761)	954	(13,807)
Unearned revenue	3,906	129	4,035
The following tables reflect the effects of the correction on all affected line items of the Company's previously reported Condensed Consolidated Financial Statements to be presented as comparative in the Form 10-Q for the twelve and forty weeks ended October 1, 2023:

CORRECTED CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	December 25, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Unearned revenue	$43,358	$3,586	$46,944
Total current liabilities	216,627	3,586	220,213
Total liabilities	826,770	3,586	830,356
Accumulated deficit	(50,604)	(3,586)	(54,190)
Total stockholders' equity	5,375	(3,586)	1,789

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
	Twelve Weeks Ended October 2, 2022			Forty Weeks Ended October 2, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Restaurant revenue	$282,449	$(34)	$282,415	$951,718	$(85)	$951,633
Franchise and other revenues	4,439	(49)	4,390	24,810	(508)	24,302
Total revenues	286,888	(83)	286,805	976,528	(593)	975,935
Loss before income taxes	(12,610)	(83)	(12,693)	(33,152)	(593)	(33,744)
Net loss	(12,567)	(83)	(12,650)	(33,605)	(593)	(34,197)
Net loss per share	(0.79)	(0.01)	(0.80)	(2.12)	(0.04)	(2.16)
Total comprehensive loss	(12,612)	(83)	(12,695)	(33,656)	(593)	(34,249)

OTHER NON-GAAP INFORMATION:
Adjusted EBITDA	3,960	(83)	3,877	43,900	(189)	43,711

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
	Forty Weeks Ended October 2, 2022
(in thousands)	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
As Previously Reported
Balance, December 26, 2021	$27,196	$76,974
Net loss	(3,105)	(3,105)
Balance, April 17, 2022	24,091	76,857
Adjustments
Balance, December 26, 2021	(2,503)	(2,503)
Net loss	(476)	(476)
Balance, April 17, 2022	(2,979)	(2,979)
As Corrected
Balance, December 26, 2021	24,693	74,471
Net loss	(3,581)	(3,581)
Balance, April 17, 2022	21,112	73,878

As Previously Reported
Balance, April 17, 2022	24,091	76,857
Net loss	(17,932)	(17,932)
Balance, July 10, 2022	6,159	61,575
Adjustments
Balance, April 17, 2022	(2,979)	(2,979)
Net loss	(34)	(34)
Balance, July 10, 2022	(3,013)	(3,013)
As Corrected
Balance, April 17, 2022	21,112	73,878
Net loss	(17,966)	(17,966)
Balance, July 10, 2022	3,146	58,562

As Previously Reported
Balance, July 10, 2022	6,159	61,575
Net loss	(12,567)	(12,567)
Balance, October 2, 2022	(6,408)	51,627
Adjustments
Balance, July 10, 2022	(3,013)	(3,013)
Net loss	(83)	(83)
Balance, October 2, 2022	(3,096)	(3,096)
As Corrected
Balance, July 10, 2022	3,146	58,562
Net loss	(12,650)	(12,650)
Balance, October 2, 2022	$(9,504)	$48,531

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Forty Weeks Ended October 2, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(33,605)	$(593)	$(34,198)
Gift card breakage	(8,289)	508	(7,781)
Unearned revenue	(8,386)	85	(8,301)

The following tables reflect the effects of the correction on all affected line items of the Company's previously reported Consolidated Financial Statements to be presented as comparative in the Form 10-K for the year ended December 31, 2023:

CORRECTED CONSOLIDATED BALANCE SHEETS (unaudited)
	December 26, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Unearned revenue	$54,214	$2,503	$56,717
Total current liabilities	223,300	2,503	225,803
Total liabilities	852,024	2,503	854,527
Retained earnings	27,196	(2,503)	24,693
Total stockholders' equity	76,974	(2,503)	74,471

CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
	Fifty-Two Weeks Ended December 26, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Restaurant revenue	$1,137,733	$(90)	$1,137,643
Franchise and other revenues	7,109	(351)	6,758
Total revenues	1,162,078	(441)	1,161,637
Loss before income taxes	(50,154)	(441)	(50,595)
Net loss	(50,002)	(441)	(50,443)
Net loss per share	(3.19)	(0.03)	(3.22)
Total comprehensive loss	(49,997)	(441)	(50,438)

OTHER NON-GAAP INFORMATION:
Adjusted EBITDA	63,526	(441)	63,085

CORRECTED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
	Fifty-Two Weeks Ended December 26, 2021
(in thousands)	Retained Earnings	Total Shareholders' Equity
As Previously Reported
Balance, December 27, 2020	$77,198	$120,713
Net loss	(50,002)	(50,002)
Balance, December 26, 2021	27,196	76,974
Adjustments
Balance, December 27, 2020	(2,063)	(2,063)
Net loss	(441)	(441)
Balance, December 26, 2021	(2,503)	(2,503)
As Corrected
Balance, December 27, 2020	75,135	118,650
Net loss	(50,443)	(50,443)
Balance, December 26, 2021	$24,693	$74,471

CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Fifty-Two Weeks Ended December 26, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(50,002)	$(441)	$(50,443)
Gift card breakage	(5,373)	351	(5,022)
Unearned revenue	9,449	90	9,539

Securities Trading Plans of Directors and Executive Officers

During the twelve weeks ended July 9, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

(10.1)
Amendment No. 1 dated July 17, 2023 by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp. and the lenders party thereto, to Credit Agreement, dated March 4, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2023.

(10.2)
Severance Agreement by and between Red Robin Gourmet Burgers, Inc. and Wayne Davis, dated June 8, 2023. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K/A filed on June 9, 2023.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 9, 2023 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 9, 2023 and December 25, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the twenty-eight weeks ended July 9, 2023 and July 10, 2022; (iii) Condensed Consolidated Statements of Stockholders' Equity at July 9, 2023 and July 10, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 9, 2023 and July 10, 2022; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 17, 2023	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)