Form 10-Q
period 2023-10-01
RED ROBIN GOURMET BURGERS INC
filed 2023-11-03
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

or

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

As of October 30, 2023, there were 15,480,000 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	October 1, 2023	December 25, 2022
Assets:
Current assets:
Cash and cash equivalents	$48,550	$48,826
Accounts receivable, net	11,819	21,427
Inventories	27,013	26,447
Income tax receivable	462	562
Prepaid expenses and other current assets	12,945	12,938
Restricted cash	12,268	9,380
Total current assets	113,057	119,580
Property and equipment, net	264,278	318,517
Operating lease assets, net	372,057	361,432
Intangible assets, net	17,114	17,727
Other assets, net	10,808	14,889
Total assets	$777,314	$832,145
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$30,020	$39,336
Accrued payroll and payroll-related liabilities	37,828	33,666
Unearned revenue	31,980	46,944
Current portion of operating lease obligations	50,250	47,394
Current portion of long-term debt	875	3,375
Accrued liabilities and other	53,495	49,498
Total current liabilities	204,448	220,213
Long-term debt	182,142	203,155
Long-term portion of operating lease obligations	389,416	393,157
Other non-current liabilities	10,051	13,831
Total liabilities	786,057	830,356
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity (deficit):
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,482 and 15,934 shares outstanding as of October 1, 2023 and December 25, 2022	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of October 1, 2023 and December 25, 2022	—	—
Treasury stock 4,967 and 4,515 shares, at cost, as of October 1, 2023 and December 25, 2022	(176,813)	(182,810)
Paid-in capital	229,769	238,803
Accumulated other comprehensive loss, net of tax	(34)	(34)
Accumulated deficit	(61,685)	(54,190)
Total stockholders' equity (deficit)	(8,743)	1,789
Total liabilities and stockholders' equity (deficit)	$777,314	$832,145
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except for per share amounts)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenues:
Restaurant revenue	$273,133	$282,415	$973,307	$951,633
Franchise and other revenues	4,427	4,390	20,713	24,302
Total revenues	277,560	286,805	994,020	975,935
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	65,128	70,640	236,171	234,283
Labor	103,741	100,522	358,841	340,273
Other operating	50,351	52,858	174,243	172,725
Occupancy	23,523	22,828	76,806	76,406
Depreciation and amortization	14,672	17,368	52,253	58,924
Selling, general, and administrative expenses	27,961	35,692	89,348	102,168
Pre-opening and acquisition costs	—	217	586	514
Other charges (gains), net	(5,878)	(5,217)	(6,726)	8,236
Total costs and expenses	279,498	294,908	981,522	993,529

Income (loss) from operations	(1,938)	(8,103)	12,498	(17,594)
Other expense:
Interest expense, net and other	5,945	4,590	19,541	16,151
Loss before income taxes	(7,883)	(12,693)	(7,043)	(33,745)
Income tax provision (benefit)	278	(43)	453	453
Net loss	$(8,161)	$(12,650)	$(7,496)	$(34,198)
Loss per share:
Basic	$(0.52)	$(0.80)	$(0.47)	$(2.16)
Diluted	$(0.52)	$(0.80)	$(0.47)	$(2.16)
Weighted average shares outstanding:
Basic	15,799	15,892	15,949	15,816
Diluted	15,799	15,892	15,949	15,816

Other comprehensive income (loss):
Foreign currency translation adjustment	$(12)	$(45)	$1	$(51)
Other comprehensive income (loss), net of tax	(12)	(45)	1	(51)
Total comprehensive loss	$(8,173)	$(12,695)	$(7,495)	$(34,249)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2022	20,449	$20	4,515	$(182,810)	$238,803	$(34)	$(54,190)	$1,789
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(129)	5,330	(5,106)	—	—	224
Non-cash stock compensation	—	—	—	—	2,179	—	—	2,179
Net loss	—	—	—	—	—	—	(3,256)	(3,256)
Other comprehensive income (loss), net of tax	—	—	—	—	—	8	—	8
Balance, April 16, 2023	20,449	$20	4,386	$(177,480)	$235,876	$(26)	$(57,445)	$945
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(250)	9,933	(8,297)	—	—	1,636
Acquisition of treasury stock	—	—	382	(4,999)	—	—	—	(4,999)
Non-cash stock compensation	—	—	—	—	1,519	—	—	1,519
Net income	—	—	—	—	—	—	3,922	3,922
Other comprehensive income (loss), net of tax	—	—	—	—	—	4	—	4
Balance, July 9, 2023	20,449	$20	4,518	$(172,546)	$229,098	$(22)	$(53,524)	$3,026
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(31)	694	(809)	—	—	(115)
Acquisition of treasury stock	—	—	480	(4,961)	—	—	—	(4,961)
Non-cash stock compensation	—	—		—	1,480	—	—	1,480
Net loss	—	—	—	—	—	—	(8,161)	(8,161)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12)	—	(12)
Balance, October 1, 2023	20,449	$20	4,967	$(176,813)	$229,769	$(34)	$(61,685)	$(8,743)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Retained Earnings
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 26, 2021	20,449	$20	4,727	$(192,803)	$242,560	$1	$24,693	$74,471
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(64)	2,781	(2,846)	—	—	(65)
Non-cash stock compensation	—	—	—	—	3,042	—	—	3,042
Net loss	—	—	—	—	—	—	(3,581)	(3,581)
Other comprehensive income (loss), net of tax	—	—	—	—	—	11	—	11
Balance, April 17, 2022	20,449	$20	4,663	$(190,022)	$242,756	$12	$21,112	$73,878
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(113)	5,817	(5,691)	—	—	126
Non-cash stock compensation	—	—	—	—	2,542	—	—	2,542
Net loss	—	—	—	—	—	—	(17,966)	(17,966)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18)	—	(18)
Balance, July 10, 2022	20,449	$20	4,550	$(184,205)	$239,607	$(6)	$3,146	$58,562
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(1)	36	(40)	—	—	(4)
Non-cash stock compensation	—	—	—	—	2,668	—	—	2,668
Net loss	—	—	—	—	—	—	(12,650)	(12,650)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(45)	—	(45)
Balance, October 2, 2022	20,449	$20	4,549	$(184,169)	$242,235	$(51)	$(9,504)	$48,531
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Forty Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net loss	$(7,496)	$(34,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,253	58,924
Gift card breakage	(5,930)	(7,781)
Asset impairment	7,187	13,048
Non-cash other charges (gains), net	(1,819)	(2,287)
Stock-based compensation expense	5,171	8,229
Gain on sale of property, plant, and equipment	(29,865)	(9,204)
Other, net	733	3,240
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	9,607	9,487
Income tax receivable	100	15,163
Inventories	(377)	(217)
Prepaid expenses and other current assets	1,354	2,183
Operating lease assets, net of liabilities	(9,975)	(10,562)
Trade accounts payable and accrued liabilities	5,416	9,621
Unearned revenue	(9,127)	(8,301)
Other operating assets and liabilities, net	129	(8,545)
Net cash provided by operating activities	17,361	38,800
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(37,074)	(27,036)
Proceeds from sale-leaseback	58,801	—
Proceeds from sales of property and equipment and other investing activities	794	8,739
Acquisition of franchised restaurants	(3,529)	—
Net cash provided by (used in) investing activities	18,992	(18,297)
Cash flows from financing activities:
Borrowings of long-term debt	—	282,151
Payments of long-term debt and finance leases	(25,525)	(266,275)
Purchase of treasury stock	(9,960)	—
Debt issuance costs	—	(4,869)
Proceeds related to real estate sale	—	3,856
Proceeds from other financing activities, net	1,744	58
Net cash provided by (used in) financing activities	(33,741)	14,921
Effect of exchange rate changes on cash	—	(44)
Net change in cash and cash equivalents, and restricted cash	2,612	35,380
Cash and cash equivalents, and restricted cash, beginning of period	58,206	22,750
Cash and cash equivalents, and restricted cash, end of period	$60,818	$58,130
Supplemental disclosure of cash flow information
Income tax paid (refund received), net	$210	$(14,729)
Interest paid, net of amounts capitalized	$18,261	$11,387
Right of use assets obtained in exchange for operating lease obligations	$50,769	$11,604
Right of use assets obtained in exchange for finance lease obligations	$81	$541
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of October 1, 2023, the Company owned and operated 417 restaurants located in 39 states. The Company also had 91 franchised full-service restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
The accompanying Condensed Consolidated Financial Statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of December 25, 2022 has been derived from the audited consolidated financial statements as of that date but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Condensed Consolidated Financial Statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022 filed with the SEC on February 28, 2023.
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2023	April 16, 2023	16
First Quarter 2022	April 17, 2022	16
Second Quarter 2023	July 9, 2023	12
Second Quarter 2022	July 10, 2022	12
Third Quarter 2023	October 1, 2023	12
Third Quarter 2022	October 2, 2022	12
Current and Prior Fiscal Years:
Fiscal Year 2023	December 31, 2023	53
Fiscal Year 2022	December 25, 2022	52
Upcoming fiscal year:
Fiscal Year 2024	December 29, 2024	52

Immaterial Restatement of Prior Period Financial Statements
As previously disclosed in our Form 10-Q for the period ended July 9, 2023, the Company discovered a multi-year error in its calculation and recognition of revenue related to gift cards, primarily related to breakage revenue that had been recognized for bonus and discounted gift cards for which no or discounted monetary consideration was received, which resulted in the Company overstating total revenues by $0.1 million and $0.6 million for the twelve and forty weeks ended October 2, 2022. Management has evaluated this misstatement and concluded it was not material to prior periods, individually or in the aggregate. However, correcting the cumulative effect of the error in the twelve and forty weeks ended October 2, 2022 would have had a significant effect on the results of operations for such periods. Therefore, the Company is correcting the relevant prior period Condensed Consolidated Financial Statements and related footnotes for this error for comparative purposes.
The following tables reflect the effects of the correction on all affected line items of the Company's previously reported Condensed Consolidated Financial Statements presented in this Form 10-Q:

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
	Twelve Weeks Ended October 2, 2022			Forty Weeks Ended October 2, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Restaurant revenue	$282,449	$(34)	$282,415	$951,718	$(85)	$951,633
Franchise and other revenues	4,439	(49)	4,390	24,810	(508)	24,302
Total revenues	286,888	(83)	286,805	976,528	(593)	975,935
Loss before income taxes	(12,610)	(83)	(12,693)	(33,152)	(593)	(33,744)
Net loss	(12,567)	(83)	(12,650)	(33,605)	(593)	(34,197)
Net loss per share	(0.79)	(0.01)	(0.80)	(2.12)	(0.04)	(2.16)
Total comprehensive loss	(12,612)	(83)	(12,695)	(33,656)	(593)	(34,249)

OTHER NON-GAAP INFORMATION:
Adjusted EBITDA	3,960	(83)	3,877	43,900	(189)	43,711

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
	Forty Weeks Ended October 2, 2022
(in thousands)	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
As Previously Reported
Balance, July 10, 2022	6,159	61,575
Net loss	(12,567)	(12,567)
Balance, October 2, 2022	(6,408)	51,627
Adjustments
Balance, July 10, 2022	(3,013)	(3,013)
Net loss	(83)	(83)
Balance, October 2, 2022	(3,096)	(3,096)
As Corrected
Balance, July 10, 2022	3,146	58,562
Net loss	(12,650)	(12,650)
Balance, October 2, 2022	$(9,504)	$48,531

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Forty Weeks Ended October 2, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(33,605)	$(593)	$(34,198)
Gift card breakage	(8,289)	508	(7,781)
Unearned revenue	(8,386)	85	(8,301)

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Restaurant revenue	$273,133	$282,415	$973,307	$951,633
Franchise revenue	3,418	4,249	12,245	14,891
Gift card breakage	589	141	5,930	7,782
Other revenue	420	—	2,538	1,629
Total revenues	$277,560	$286,805	$994,020	$975,935
Contract Liabilities
Components of Unearned revenue in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	October 1, 2023	December 25, 2022
Unearned gift card revenue	$20,583	$35,837
Deferred loyalty revenue	$11,398	$11,107
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Forty Weeks Ended
	October 1, 2023	October 2, 2022
Gift card revenue	$16,865	$21,222
3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Operating lease cost	$16,691	$15,793	$53,865	$53,904
Finance lease cost:
Amortization of right of use assets	216	261	764	841
Interest on lease liabilities	116	111	400	408
Total finance lease cost	$332	$372	1,164	1,249
Variable lease cost	4,994	4,130	15,263	15,136
Total	$22,017	$20,295	$70,292	$70,289

Refer to Footnote 5, Other Charges (gains), net, for information regarding the sale-leaseback transaction during the twelve and forty weeks ended October 1, 2023.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the twelve and forty weeks ended October 1, 2023 and October 2, 2022, all potentially dilutive common shares are considered anti-dilutive.

The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Basic weighted average shares outstanding	15,799	15,892	15,949	15,816
Dilutive effect of stock options and awards	—	—	—	—
Diluted weighted average shares outstanding	15,799	15,892	15,949	15,816

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	1,420	869	1,421	1,010
5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Gain on sale leaseback, net of expenses	$(14,883)	$—	$(29,413)	$—
Gain on sale of restaurant property	—	(9,204)	—	(9,204)
Litigation contingencies	3,600	133	9,140	47
Restaurant closure costs, net	(91)	(1,570)	1,546	309
Severance and executive transition	341	1,825	3,195	1,954
Asset impairment	4,800	2,187	7,187	13,048
Other	277	—	1,366	—
Closed corporate office costs, net of sublease income	78	267	253	267
Other financing costs	—	1,022	—	1,392
COVID-19 related charges	—	123	—	423
Other charges (gains), net	$(5,878)	$(5,217)	$(6,726)	$8,236
During the third quarter of 2023, the Company sold nine restaurant properties for total proceeds of $30.4 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $14.9 million. This was the second sale-leaseback transaction of the year with the first transaction occurring in the second quarter of 2023 for another nine restaurant properties. The year-to-date net proceeds of $58.8 million from the sale of 18 restaurant properties are included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 1, 2023.
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
Litigation contingencies during the twelve and forty weeks ended October 1, 2023 and October 2, 2022 represent reserves for various in progress legal matters. Litigation contingencies during the forty weeks ended October 2, 2022 include the impact of cash proceeds received by the Company related to certain legal claims.
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

The Company incurred a cumulative total of $5.0 million related to these one-time termination benefits. Approximately $2.1 million in one-time termination benefits was incurred and recorded in Other charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the forty weeks ended October 1, 2023. A reconciliation of our termination benefits liability, which is included in Accrued liabilities and other current liabilities in our Condensed Consolidated Balance Sheets is as follows:

Termination Benefits
Balance as of December 25, 2022	$2,505
Charges	2,077
Cash Payments	(4,164)
Balance as of October 1, 2023	$418
The Company recognized non-cash impairment charges primarily related to restaurant assets at eight and twelve Company-owned restaurants during the twelve and forty weeks ended October 1, 2023. Additionally, the Company recognized non-cash impairment charges related to subleasing additional space at the Company's closed corporate office during the forty weeks ended October 1, 2023. The Company recognized non-cash impairment charges related to restaurant assets at one and ten Company-owned restaurants for the twelve and forty weeks ended October 2, 2022, respectively.
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
6. Borrowings
Borrowings as of October 1, 2023 and December 25, 2022 are summarized below (in thousands):

	October 1, 2023	Variable Interest Rate	December 25, 2022	Variable Interest Rate
Revolving line of credit	$—		$15,000	10.44%
Term loan	189,142	12.16%	199,000	9.81%
Notes payable	875		875
Total borrowings	190,017		214,875
Less: unamortized debt issuance costs and discounts(1)	7,000		8,345
Less: current portion of long-term debt	875		3,375
Long-term debt	$182,142		$203,155

Revolving line of credit unamortized deferred financing charges(1):	$807		$988
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
During the first quarter of 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the forty weeks ended October 2, 2022. In association with the execution of the new Credit Agreement, the Company recognized $4.8 million of deferred financing charges, and $6.1 million of original issuance discount.

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
The following tables present the Company's assets measured at fair value on a recurring basis included in Other assets, net on the accompanying Condensed Consolidated Balance Sheets as of October 1, 2023 and December 25, 2022 (in thousands):

	October 1, 2023	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,137	$2,137	$—	$—
Total assets measured at fair value	$2,137	$2,137	$—	$—

	December 25, 2022	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$4,250	$4,250	$—	$—
Total assets measured at fair value	$4,250	$4,250	$—	$—
Other than as disclosed in Note 9. Acquisition of Franchised Restaurants, as of October 1, 2023, the Company had no financial assets or liabilities that were measured using level 2 or 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
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
We impaired long-lived restaurant assets with a carrying value (including right of use lease assets) of $15.3 million and $26.7 million during the twelve and forty weeks ended October 1, 2023, recognizing impairment expense of $4.8 million and $6.5 million, respectively, related to the net book value of these long-lived restaurant assets. We determined the fair value of these long-lived assets to be $10.5 million and $20.2 million in the twelve and forty weeks ended October 1, 2023. Additionally, we impaired long-lived assets at the Company's closed corporate office with a carrying value (including right of use lease assets) of $1.0 million, recognizing an impairment expense of $0.7 million during the forty weeks ended October 1, 2023, related to the net book value of these long-lived restaurant assets. We determined the fair value of these long-lived assets to be $0.3 million in the forty weeks ended October 1, 2023. The impairments were recorded as a result of quantitative impairment analyses.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of October 1, 2023, the fair value of the credit facility was approximately $188.0 million and the principal amount carrying value was $189.1 million. The credit facility term loan is reported net of $7.0 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of October 1, 2023. The carrying value of the credit facility was $214.0 million and the fair value of the credit facility was $205.1 million as of December 25, 2022. The interest rate on the credit facility represents a level 2 fair value input.

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
As of October 1, 2023, we had a balance of $13.7 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. We increased our estimate of loss contingency liabilities by approximately $3.6 million for the twelve weeks ended October 1, 2023 and $9.1 million for the forty weeks ended October 1, 2023 related to changes during the third quarter in the status of ongoing litigation matters. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of October 1, 2023, we had non-cancellable purchase commitments to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $216.6 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. All comparisons under this heading between 2023 and 2022 refer to the twelve and forty weeks ended October 1, 2023 and October 2, 2022, unless otherwise indicated, and reflect the correction of certain information for the immaterial restatement of prior period financial statements as disclosed in Footnote 1, Basis of Presentation and Recent Accounting Pronouncements.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 508 locations in North America. As of October 1, 2023, the Company owned 417 restaurants located in 39 states. The Company also had 91 franchised full-service restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Highlights for the Third Quarter of Fiscal 2023, Compared to the Third Quarter of Fiscal 2022
•Total revenues are $277.6 million, a decrease of $9.2 million.
•Comparable restaurant revenue(1) decreased 3.4%.
•Comparable restaurant dine-in sales(2) increased 0.5%.
•Net loss is $8.2 million, a decrease of $4.5 million from a net loss of $12.7 million during the same period of 2022.
•Adjusted EBITDA(3) (a non-GAAP metric) is $6.8 million, a $2.9 million increase.
•Completed Sale-Leaseback transaction for nine restaurants, generating net proceeds of approximately $30.4 million and a gain, net of expenses of $14.9 million.
•Repaid $8.4 million of debt and repurchased $5.0 million of stock.
Highlights for the Year-to-Date Period of Fiscal 2023, Compared to the Year-to-Date Period of Fiscal 2022
•Total revenues are $994.0 million, an increase of $18.1 million.
•Comparable restaurant revenue(1) increased 2.9%.
•Comparable restaurant dine-in sales(2) increased 8.4%.
•Net loss is $7.5 million, a decrease of $26.7 million from a net loss of $34.2 million during the same period of 2022.
•Adjusted EBITDA(3) (a non-GAAP metric) is $58.3 million, a $14.5 million increase.
•Completed two Sale-Leaseback transactions for eighteen restaurants, generating net proceeds of $58.8 million and a gain, net of expenses of $29.4 million.
•Repaid $24.9 million of debt and repurchased $10.0 million of stock.
(1)     Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the end of the period presented. For the twelve and forty weeks ended October 1, 2023 there were 409 and 408 comparable restaurants, respectively, out of the total 417 Company-owned restaurants.
(2)    Comparable restaurant dine-in sales are calculated based on the Company’s point-of-sale sales data, which does not include adjustments for loyalty breakage.
(3)    See below for a reconciliation of Adjusted EBITDA, a non-GAAP measure, to Net loss.
Restaurant Revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the twelve weeks ended October 2, 2022	$282.4
Increase/(decrease) in comparable restaurant revenue(1)	(9.6)
Increase/(decrease) in non-comparable restaurant revenue	0.3
Total increase/(decrease)	(9.3)
Restaurant Revenue for the twelve weeks ended October 1, 2023	$273.1

Restaurant revenues and operating costs (GAAP measures), and restaurant level operating profit (a non-GAAP measure) for the period are detailed in the table below:

	Twelve Weeks Ended			Forty Weeks Ended
	October 1, 2023	October 2, 2022	Increase/ (Decrease)	October 1, 2023	October 2, 2022	Increase/ (Decrease)
Restaurant revenue (millions)	$273.1	$282.4	(3.3)%	$973.3	$951.6	2.3%
Restaurant operating costs:
Cost of sales	65.1	70.6	(7.8)%	236.2	234.3	0.8%
Labor	103.7	100.5	3.2%	358.8	340.3	5.5%
Other operating	50.4	52.9	(4.7)%	174.2	172.7	0.9%
Occupancy	23.5	22.8	3.0%	76.8	76.4	0.5%
Total Restaurant Operating Costs	$242.7	$246.8	(6.3)%	$846.1	$823.7	7.7%

Restaurant Level Operating Profit(1)	$30.4	$35.6	(14.6)%	$127.2	$127.9	(0.5)%
(1) Restaurant Level Operating Profit is a non-GAAP measure. See below for a reconciliation of Restaurant Level Operating Profit to Income from Operations and Income from Operations as a percentage of total revenues.
Restaurant revenues and operating costs (GAAP measures), and restaurant level operating profit(1) (a non-GAAP measure) as a percentage of restaurant revenue for the period are detailed in the table below:

	Twelve Weeks Ended			Forty Weeks Ended
	October 1, 2023	October 2, 2022	Increase/ (Decrease)	October 1, 2023	October 2, 2022	Increase/(Decrease)
Restaurant revenue (millions)	$273.1	$282.4	(3.3)%	$973.3	$951.6	2.3%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.8%	25.0%	(120)	24.3%	24.6%	(30)
Labor	38.0	35.6	240	36.9	35.8	110
Other operating	18.4	18.7	(30)	17.9	18.2	(30)
Occupancy	8.6	8.1	50	7.9	8.0	(10)
Total Restaurant Operating Costs	88.8%	87.4%	140	86.8%	86.6%	20

Restaurant Level Operating Profit(1)	11.1%	12.6%	(150)	13.1%	13.4%	(30)
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

The following table summarizes net loss, loss per diluted share (GAAP measures), and adjusted loss per diluted share (a non-GAAP measure) for the twelve and forty weeks ended October 1, 2023 and October 2, 2022:

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net loss as reported	$(8,161)	$(12,650)	$(7,496)	$(34,198)

Loss per share - diluted:
Net loss as reported	$(0.52)	$(0.80)	$(0.47)	$(2.16)
Gain on sale leaseback, net of expenses	(0.94)	—	(1.84)	—
Gain on sale of restaurant property	—	(0.58)	—	(0.58)
Litigation contingencies	0.23	0.01	0.57	—
Restaurant closure costs, net	(0.01)	(0.10)	0.10	0.02
Severance and executive transition	0.02	0.11	0.20	0.12
Asset impairment	0.30	0.14	0.45	0.82
Other(1)	0.02	—	0.09	—
Closed corporate office costs, net of sublease income	—	0.02	0.02	0.02
Other financing costs(2)	—	0.06	—	0.09
COVID-19 related charges	—	0.01	—	0.03
Change in estimate, gift card breakage(3)	—	—	—	(0.33)
Write-off of unamortized debt issuance costs(4)	—	—	—	0.11
Income tax expense	0.10	0.09	0.11	(0.08)
Adjusted loss per share - diluted	$(0.79)	$(1.04)	$(0.78)	$(1.94)

Weighted average shares outstanding:
Basic	15,799	15,892	15,949	15,816
Diluted(5)	15,799	15,892	15,949	15,816
(1)    Other primarily includes non-cash charges related to terminated capital projects and disposals, and certain insurance claim proceeds.
(2)    Other financing costs includes legal and other charges related to the refinancing of our Prior Credit Agreement (as defined below) in the first quarter of 2022.
(3)    During the forty weeks ended October 2, 2022, the Company re-evaluated the estimated redemption pattern related to gift cards. The impact comprises $5.9 million included in Franchise royalties, fees, and other revenue partially offset by $0.6 million in gift card commission costs included in Selling on the Condensed Consolidated Statements of Operations.
(4)    Write-off of unamortized debt issuance costs related to the remaining unamortized debt issuance costs related to our Prior Credit Agreement with the completion of the refinancing of our Prior Credit Agreement in the first quarter of fiscal year 2022.
(5)    For the twelve weeks ended October 1, 2023, the impact of dilutive shares is excluded in the calculations due to the net loss position for the quarter. For diluted shares reported on the Condensed Consolidated Statement of Operations, the impact of dilutive shares is excluded due to the reported net loss for the quarter.
We believe the non-GAAP measure of adjusted loss per share-diluted gives the reader additional insight into the ongoing operational results of the Company, and it is intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted loss per share-diluted excludes the effects of change in estimate, gift card breakage, asset impairment, litigation contingencies, the write-off of unamortized debt issuance costs, restaurant closure costs, other financing costs, gain on sale leaseback, net of expenses, closed corporate office costs, net of sublease income, COVID-19 related charges, severance and executive transition costs, and income tax effects and other. We have revised our definition of adjusted loss per diluted share to exclude gain on sale leaseback, net of expenses and other. We did not revise the prior year’s adjusted loss per share-diluted because there were no other charges similar in nature to these costs. Other companies may define adjusted net loss per share-diluted differently, and as a result our measure of adjusted loss per share-diluted may not be directly comparable to those of other companies. Adjusted loss per share-diluted should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Net loss (a GAAP measure), and EBITDA and Adjusted EBITDA (non-GAAP measures) for the twelve and forty weeks ended October 1, 2023 and October 2, 2022:

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net loss as reported	$(8,161)	$(12,650)	$(7,496)	$(34,198)
Interest expense, net	5,885	4,419	19,766	15,137
Income tax provision (benefit)	278	(43)	453	453
Depreciation and amortization	14,672	17,368	52,253	58,924
EBITDA	12,674	9,094	64,976	40,316

Change in accounting estimate, gift card breakage	—	—	—	(5,246)
Other charges (gains), net:
Gain on sale leaseback, net of expenses	(14,883)	—	(29,413)	—
Gain on sale of restaurant property	—	(9,204)	—	(9,204)
Litigation contingencies	3,600	133	9,140	47
Restaurant closure costs, net	(91)	(1,570)	1,546	309
Severance and executive transition	341	1,825	3,195	1,954
Asset impairment	4,800	2,187	7,187	13,048
Other	277	—	1,366	—
Closed corporate office costs, net of sublease income	78	267	253	267
Other financing costs	—	1,022	—	1,392
COVID-19 related charges	—	123	—	423
Adjusted EBITDA	$6,796	$3,877	$58,250	$43,711
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

The following table summarizes Income from Operations (a GAAP measure), and Restaurant Level Operating Profit (a non-GAAP measure) for the twelve and forty weeks ended October 1, 2023 and October 2, 2022:

	Twelve Weeks Ended				Forty Weeks Ended
	October 1, 2023		October 2, 2022		October 1, 2023		October 2, 2022
Income (loss) from operations	$(1,938)	(0.7)%	$(8,103)	(2.8)%	$12,498	1.3%	$(17,594)	(1.8)%

Less:
Franchise royalties, fees and other revenue	4,427	1.6%	4,390	1.5%	20,713	2.1%	24,302	2.5%

Add:
Other charges (gains), net	(5,878)	(2.1)	(5,217)	(1.8)	(6,726)	(0.7)	8,236	0.8
Pre-opening costs	—	—	217	0.1	586	0.1	514	0.1
Selling	8,771	3.2	14,194	4.9	22,692	2.3	37,503	3.8
General and administrative expenses	19,190	6.9	21,498	7.5	66,656	6.7	64,665	6.6
Depreciation and amortization	14,672	5.3	17,368	6.1	52,253	5.3	58,924	6.0
Restaurant level operating profit	$30,390		$35,567		$127,246		$127,946

Income (loss) from operations as a percentage of total revenues	(0.7)%		(2.8)%		1.3%		(1.8)%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	11.1%		12.6%		13.1%		13.4%
The Company believes restaurant level operating profit is an important measure for management and investors because it is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant level operating efficiency and performance. The Company defines restaurant level operating profit to be income from operations less franchise royalties, fees and other revenue, plus other charges (gains), net, pre-opening costs, selling costs, general and administrative expenses, and depreciation and amortization. The measure includes restaurant level occupancy costs that include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs, but excludes depreciation and amortization expense, substantially all of which is related to restaurant level assets, because such expenses represent historical sunk costs which do not reflect current cash outlay for the restaurants. The measure also excludes selling costs and general and administrative expenses, and therefore excludes costs associated with selling, general, and administrative functions, and pre-opening costs. The Company excludes Other charges (gains), net because these costs are not related to the ongoing operations of its restaurants. Restaurant level operating profit is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income from operations or net income (loss) as indicators of financial performance. Restaurant level operating profit as presented may not be comparable to other similarly titled measures of other companies in the Company's industry.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Company-owned:
Beginning of period	418	426	414	430
Opened during the period	—	—	1	—
Acquired from franchisees	—	—	5	—
Closed during the period	(1)	(2)	(3)	(6)
End of period	417	424	417	424
Franchised:
Beginning of period	91	102	97	101
Opened during the period	—		—	1
Closed during the period	—	(1)	(1)	(1)
Sold to Company during the period	—		(5)
End of period	91	101	91	101
Total number of restaurants	508	525	508	525

The following table presents total Company-owned and franchised restaurants by state or province as of October 1, 2023:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	1
Alaska		3
Alabama	4
Arizona	18	1
California	57
Colorado	22
Connecticut	3
Delaware		5
Florida	17
Georgia	6
Iowa	5
Idaho	8
Illinois	20
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	5
Maryland	12
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	17	2
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	18	9
Utah	1	5
Virginia	20
Washington	37
Wisconsin	11

Province:
British Columbia		11
Total	417	91

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenues:
Restaurant revenue	98.4%	98.5%	97.9%	97.5%
Franchise and other revenues	1.6	1.5	2.1	2.5
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	23.8	25.0	24.3	24.6
Labor	38.0	35.6	36.9	35.8
Other operating	18.4	18.7	17.9	18.2
Occupancy	8.6	8.1	7.9	8.0
Total restaurant operating costs	88.8	87.4	86.8	86.6
Depreciation and amortization	5.3	6.1	5.3	6.0
Selling, general, and administrative expenses	10.1	12.4	9.0	10.5
Pre-opening and acquisition costs	—	0.1	0.1	0.1
Other charges (gains), net	(2.1)	(1.8)	(0.7)	0.8
Income (loss) from operations	(0.7)	(2.8)	1.3	(1.8)

Interest expense, net and other	2.1	1.6	2.0	1.7
Loss before income taxes	(2.8)	(4.4)	(0.7)	(3.5)
Income tax provision (benefit)	0.1	—	—	—
Net loss	(2.9)%	(4.4)%	(0.8)%	(3.5)%
Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Revenues in thousands)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Restaurant revenue	$273,133	$282,415	(3.3)%	$973,307	$951,633	2.3%
Franchise and other revenues	4,427	4,390	0.8%	20,713	24,302	(14.8)%
Total revenues	$277,560	$286,805	(3.2)%	$994,020	$975,935	1.9%
Average weekly net sales volumes in Company-owned restaurants	$54,572	$55,469	(1.6)%	$58,446	$55,927	4.5%
Total operating weeks	5,005	5,092	(1.7)%	16,653	17,017	(2.1)%

Restaurant revenue for the twelve weeks ended October 1, 2023, which comprises primarily food and beverage sales, decreased $9.3 million, or 3.3%, as compared to the third quarter of 2022. Restaurant revenue decreased primarily due to a 3.4% decrease in comparable restaurant revenue. The comparable restaurant revenue decrease was driven by a 10.4% decrease in Guest count, partially offset by a 7.0% increase in average Guest check. The decrease in Guest count is due in part, to the Company's decision not to repeat the deep discount "$10 Meal Deal" promotion that was offered in the third quarter of fiscal 2022, and the decision to discontinue offering virtual brands. These decisions are expected to reduce complexity and support execution of an enhanced Red Robin guest experience, that results in increased guest counts and profitability in time. The increase in average Guest check resulted from a 7.7% increase in menu prices and a 2.1% decrease in discounts, partially offset by a 2.8% decrease from menu mix. The decrease in menu mix was primarily driven by Guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and the removal of low Guest preference, but higher priced burger options. Dine-in sales comprised 75.6% of total food and beverage sales during the third quarter of 2023, as compared to 72.4% in the same period in 2022.
Restaurant revenue for the forty weeks ended October 1, 2023, increased $21.7 million, or 2.3%, as compared to the forty weeks ended October 2, 2022. The increase was due to a $26.4 million, or 2.9%, increase in comparable restaurant revenue, partially offset by a $4.8 million decrease at non-comparable restaurants, including the impact of restaurant closures. The comparable restaurant revenue increase was driven by a 7.5% increase in average Guest check, partially offset by a 4.6% decrease in Guest count. The increase in average Guest check resulted from a 7.9% increase in menu pricing and a 0.9% decrease in discounts, partially offset by a 1.3% decrease in menu mix. The decrease in menu mix was primarily driven by Guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and the removal of low Guest preference, but higher priced burger options. Dine-in sales comprised 74.8% of total food and beverage sales during the forty weeks ended October 1, 2023, as compared to 70.9% in the same period in 2022.
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
Franchise and other revenue increased by less than $0.1 million, or 0.8%, for the twelve weeks ended October 1, 2023 compared to the twelve weeks ended October 2, 2022, and decreased $3.6 million, or 14.8% for the forty weeks ended October 1, 2023 compared to the same period in 2022. Franchise revenue declined primarily due to a reduction in the percentage of sales each franchisee is required to contribute to support Selling activities. This reduction results from an increased focus on local restaurant marketing and reduced national and/or mass media channels pursuant to our North Star strategy. The percentage of sales each franchisee is required to contribute could change in the future, as we expect to align contributions with spending levels, subject to compliance with the respective franchise agreement. Franchise restaurants reported a decrease of 2.3% comparable restaurant revenue for the twelve weeks ended October 1, 2023 compared to the same period in 2022, and an increase of 2.3% for the forty weeks ended October 1, 2023 compared to the same period in 2022. Other revenue increased $0.9 million for the twelve weeks ended October 1, 2023 compared to the twelve weeks ended October 2, 2022 primarily due to higher gift card breakage and the reclassification of the year-to-date closed corporate office sublease income to other charges (gains) during the twelve weeks ended October 2, 2022. Other revenue decreased $0.9 million for the forty weeks ended October 1, 2023 compared to the same period in 2022 primarily due to the change in estimate over gift card breakage in 2022.
Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Cost of sales	$65,128	$70,640	(7.8)%	$236,171	$234,283	0.8%
As a percent of restaurant revenue	23.8%	25.0%	(1.2)%	24.3%	24.6%	(0.3)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 120 and 30 basis points for the twelve and forty weeks ended October 1, 2023 as compared to the same periods in 2022. The decreases were primarily driven by menu price increases and implementation of various cost savings initiatives, partially offset by commodity inflation.

Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Labor	$103,741	$100,522	3.2%	$358,841	$340,273	5.5%
As a percent of restaurant revenue	38.0%	35.6%	2.4%	36.9%	35.8%	1.1%
Labor costs include restaurant level hourly wages and management salaries as well as related taxes and benefits. For the twelve and forty weeks ended October 1, 2023, labor as a percentage of restaurant revenue increased 240 and 110 basis points compared to the same period in 2022. The increase was primarily driven by investments in hourly and management labor, payroll taxes, and incentive compensation, partially offset by group insurance. In 2023, we made investments in management and hourly labor to support an enhanced Guest experience, with an objective to drive increases in guest traffic count over time, resulting in an increase in restaurant profitability.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Other operating	$50,351	$52,858	(4.7)%	$174,243	$172,725	0.9%
As a percent of restaurant revenue	18.4%	18.7%	(0.3)%	17.9%	18.2%	(0.3)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the twelve weeks ended October 1, 2023, other operating costs as a percentage of restaurant revenue decreased 30 basis points as compared to the same period in 2022. The decrease was primarily driven by reduced third party commission expenses associated with lower off premise mix and lower commission rates, lower supplies costs driven by negotiated savings, and lower contract janitorial expenses, partially offset by higher repairs and maintenance costs.
For the forty weeks ended October 1, 2023, other operating costs as a percentage of restaurant revenue decreased 30 basis points compared to the same period in 2022. The decrease was primarily driven by reduced third party commission expenses associated with lower off premise mix and lower commission rates, lower contract janitorial expenses which were partially offset by higher repairs and maintenance costs.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Occupancy	$23,523	$22,828	3.0%	$76,806	$76,406	0.5%
As a percent of restaurant revenue	8.6%	8.1%	0.5%	7.9%	8.0%	(0.1)%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenue increased 50 basis points for the twelve weeks ended October 1, 2023 compared to the same period in 2022. The increase is due to the impact of an increase in fixed rents, deleveraging from reduced restaurant revenue, and the sale-leaseback of 18 restaurant properties in 2023.
Our fixed rents for the twelve weeks ended October 1, 2023 and October 2, 2022 were $16.6 million and $16.1 million, an increase of $0.5 million, primarily due to increased expenses related to the sale-leaseback of 18 locations and the acquisition of five restaurants from a franchisee, partially offset by net Company-owned restaurant closures.
For the forty weeks ended October 1, 2023, occupancy costs as a percentage of restaurant revenue decreased 10 basis points compared to the same period in 2022 primarily due to the sale-leaseback of 18 restaurant properties in 2023.
Our fixed rents for the forty weeks ended October 1, 2023 and October 2, 2022 were $53.6 million and $53.5 million, an increase of $0.1 million, due to increased expenses related to the sale-leaseback of 18 locations and the acquisition of five restaurants from a franchisee, mostly offset by reduced expenses related to net Company-owned restaurant closures.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Depreciation and amortization	$14,672	$17,368	(15.5)%	$52,253	$58,924	(11.3)%
As a percent of total revenues	5.3%	6.1%	(0.8)%	5.3%	6.0%	(0.7)%
Depreciation and amortization include depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. For the twelve and forty weeks ended October 1, 2023, depreciation and amortization expense as a percentage of revenue decreased 80 and 70 basis points compared to the same period in 2022 primarily due to asset impairments and disposals.
Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Selling, general, and administrative	$27,961	$35,692	(21.7)%	$89,348	$102,168	(12.5)%
As a percent of total revenues	10.1%	12.4%	(2.3)%	9.0%	10.5%	(1.5)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and board of directors' expenses.
General and administrative costs in the twelve weeks ended October 1, 2023 decreased $2.3 million, or 10.7%, as compared to the same period in 2022. The decrease was primarily driven by a decrease in salaries and stock compensation due to a reduction in force and executive transition, and decreased travel due to holding a 2022 leadership conference and no leadership conference in 2023, partially offset by higher incentive compensation and lower capitalized wages due to fewer eligible capital projects.
General and administrative costs in the forty weeks ended October 1, 2023 increased $2.0 million, or 3.1%, as compared to the same period in 2022. The increase was primarily driven by higher incentive compensation, increased travel, and lower capitalized costs due to fewer eligible capital projects, partially offset by a decrease in wages and stock compensation due to the reduction in force and executive transition.
Selling costs in the twelve and forty weeks ended October 1, 2023 decreased $5.4 million, or 38.2%, and $14.8 million, or 39.5%, as compared to the same periods in 2022. The decrease was primarily driven by decreased marketing spend in internet and local media.
Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
Pre-opening costs	$—	$217	(100.0)%	$586	$514	14.0%
As a percent of total revenues	—%	0.1%	(0.1)%	0.1%	0.1%	—%
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
For the twelve weeks ended October 1, 2023, pre-opening costs decreased by $0.2 million due to no new restaurant openings or rollouts of Donatos®. Pre-opening costs increased by $0.1 million during the forty weeks ended October 1, 2023 related to one additional new restaurant opening in Glendale, AZ partially offset by the rollout of 25 less Donatos® locations.

Interest Expense, Net and Other
Interest expense, net and other was $5.9 million for the twelve weeks ended October 1, 2023 and $4.6 million for the twelve weeks ended October 2, 2022. Interest expense for the twelve weeks ended October 1, 2023 and October 2, 2022 was $6.1 million and $4.5 million, respectively. The $1.6 million increase was primarily due to a higher weighted average interest rate. Our weighted average interest rate for the twelve weeks ended October 1, 2023 and October 2, 2022 was 13.4% and 9.7%, respectively. Lower average outstanding debt, which decreased $5.0 million compared to the same period in 2022, also contributed.
Interest expense, net and other was $19.5 million for the forty weeks ended October 1, 2023 and $16.2 million for the forty weeks ended October 2, 2022, an increase of $3.4 million, or 21.0%. Interest expense for the forty weeks ended October 1, 2023 and October 2, 2022 was $20.4 million and $15.8 million, respectively. The $4.5 million increase was primarily related to a higher weighted average interest rate, higher average outstanding debt, which increased $5.0 million compared to the same period in 2022, and the write off of approximately $1.7 million of deferred financing charges related to the Company's Prior Credit Facility upon the execution of the Credit Agreement (as defined below) on March 4, 2022. Our weighted average interest rate on our credit facility debt was 12.6% for the forty weeks ended October 1, 2023 as compared to 8.7% for the same period in 2022.
Interest income and other decreased by $0.2 million and $1.1 million for the twelve and forty weeks ended October 1, 2023, respectively. The decreases were due to investment changes related to a deferred compensation plan for which assets are held in a rabbi trust, along with lower interest income on bank account balances in the forty-week period.
Income Tax Provision
The effective tax rate for the twelve weeks ended October 1, 2023 was a 3.5% benefit, compared to a 0.3% benefit for the twelve weeks ended October 2, 2022. The effective tax rate for both periods include changes in the valuation allowance as a result of originating temporary differences during the year and varies from statutory rates primarily as a result of the valuation allowance as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
The effective tax rate for the forty weeks ended October 1, 2023 was a 6.4% expense, compared to a 1.3% expense for the forty weeks ended October 2, 2022. The effective tax rate for both periods include changes in the valuation allowance as a result of originating temporary differences during the year and varies from statutory rates primarily as a result of the valuation allowance as discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $2.6 million to $60.8 million as of October 1, 2023, from $58.2 million at the beginning of the fiscal year. The Company is using available cash flow from operations to maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of October 1, 2023, the Company had approximately $73.6 million in liquidity, including cash and cash equivalents and available borrowing capacity under our Credit Facility (as defined below).
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 1, 2023	October 2, 2022
Net cash provided by operating activities	$17,361	$38,800
Net cash provided by (used in) investing activities	18,992	(18,297)
Net cash provided by (used in) financing activities	(33,741)	14,921
Effect of exchange rate changes on cash	—	(44)
Net change in cash and cash equivalents, and restricted cash	$2,612	$35,380
Operating Cash Flows
Net cash flows provided by operating activities decreased $21.4 million to $17.4 million for the forty weeks ended October 1, 2023. The decrease in net cash provided by operating activities is primarily attributable to the receipt of an income tax refund of $14.7 million in 2022, and severance payments and higher interest payments in 2023.

Investing Cash Flows
Net cash flows provided by investing activities were $19.0 million for the forty weeks ended October 1, 2023, as compared to net cash flows used of $18.3 million for the same period in 2022. The increase in cash flows provided by investing activities is primarily due to proceeds from sales of real estate, partially offset by increased investment in restaurant improvements and the acquisition of five franchised restaurants.
The following table lists the components of our capital expenditures, net of currency translation, for the forty weeks ended October 1, 2023 and October 2, 2022 (in thousands):

	Forty Weeks Ended
	October 1, 2023	October 2, 2022
Restaurant improvement capital and other	$16,715	$12,376
Donatos® expansion	8,602	4,396
Technology, infrastructure, and other	10,336	8,274
New restaurants and restaurant refreshes	1,421	1,989
Total capital expenditures	$37,074	$27,035
Financing Cash Flows
Net cash flows used in financing activities were $33.7 million for the forty weeks ended October 1, 2023, as compared to net cash flows provided by financing activities of $14.9 million in the same period in 2022.
In 2022, financing activities were a source of cash, due to net draws made on long-term debt as a result of the Company's refinancing of debt on March 4, 2022. In 2023, the use of cash results primarily from the Company’s repayment of outstanding debt with proceeds from the sale-leaseback transaction, $10.0 million of share repurchases, and standard principal payments due under the terms of the Company’s Credit Agreement.
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
As of October 1, 2023, the Company had outstanding borrowings under the Credit Facility of $182.1 million net of $7.0 million of unamortized deferred financing charges and discounts, of which $0.9 million was classified as current. As of October 1, 2023, the Company had $25.0 million of available borrowing capacity under its Credit Facility.
As of October 1, 2023, the Company had $11.7 million of letters of credit issued against cash collateral, compared to $7.8 million as of the prior comparable period. The Company's cash collateral is recorded in Restricted cash on our Condensed Consolidated Balance Sheets as of the quarter ended October 1, 2023.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant. As of October 1, 2023, we were in compliance with all debt covenants.
Debt Outstanding
Total debt outstanding decreased $24.9 million to $190.0 million at October 1, 2023, from $214.9 million at December 25, 2022, primarily driven by payments of long-term debt during the forty weeks ended October 1, 2023.

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
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75.0 million of the Company's common stock. The share repurchase authorization was effective as of August 9, 2018, and will terminate upon completing repurchases of $75.0 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock.
Effective March 14, 2020, the Company temporarily suspended its share repurchase program to provide additional liquidity during the COVID-19 pandemic. In May 2023, the Company resumed its repurchase program.
During the third quarter of fiscal 2023, we repurchased 480,071 shares at an average price of $10.33 per share, for an aggregate amount of $5.0 million.
Under the current authorization through October 1, 2023, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. As of October 1, 2023, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the 2022 Form 10-K for the fiscal year ended December 25, 2022. Our current purchase obligations for system-wide fixed price commitments for food, beverage, equipment, and restaurant supply items are $223.7 million as of October 1, 2023 of which $43.3 million are due in 2023.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of October 1, 2023, we had $189.1 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.9 million on an annualized basis.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 1, 2023, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K or that are reported in this Item. On August 9, 2018, the Company’s board of directors authorized the Company’s current share repurchase program of up to a total of $75 million of the Company’s common stock. The share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. The table below provides a summary of the Company’s purchases of its own common stock during the third quarter of 2023. In response to the COVID-19 pandemic, the Company temporarily suspended share repurchases effective March 14, 2020. In May 2023, the Company resumed share repurchases.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May yet be Purchased Under the Plan (in thousands)
7/10/2023 - 8/6/2023	0	$0.00
8/7/2023 - 9/3/2023	0	$0.00
9/4/2023 - 10/1/2023	480,071	$10.33	1,088,588	58,480
(1) The reported periods conform to the Company's fiscal calendar composed of thirteen 28-day periods.

ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers

During the twelve weeks ended October 1, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

(10.2)*	Red Robin Gourmet Burgers, Inc. Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K filed on August 29, 2023.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 1, 2023 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 1, 2023 and December 25, 2022; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the forty weeks ended October 1, 2023 and October 2, 2022; (iii) Condensed Consolidated Statements of Stockholders' Equity at October 1, 2023 and October 2, 2022; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 1, 2023 and October 2, 2022; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
( ) Exhibits previously filed in the Company's periodic filings as specifically noted.
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 3, 2023	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)