Form 10-K
period 2023-12-31
RED ROBIN GOURMET BURGERS INC
filed 2024-02-28
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The Nasdaq Global Select Market) was $216.6 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 15,541,468 shares of common stock outstanding as of February 26, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2024 annual meeting of stockholders, which will be filed within 120 days of December 31, 2023 (the "2024 Proxy Statement").

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
As of the end of our fiscal year on December 31, 2023, there were 506 Red Robin restaurants, of which 415 were Company-owned and 91 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchise and Licensing Arrangements" for additional information about our franchise program. As of December 31, 2023, there were Red Robin restaurants in 39 states and one Canadian province.
The Company operates its business as one operating and one reportable segment. Financial information for our operating segment is included in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. We refer to our fiscal years as 2023, 2022, and 2021 throughout this Annual Report on Form 10-K. Our fiscal years, fiscal year end dates, and the number of weeks in each period are summarized in the table below:

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2023	December 31, 2023	53
2022	December 25, 2022	52
2021	December 26, 2021	52
Upcoming Fiscal Years:
2024	December 29, 2024	52
2025	December 28, 2025	52
Business Strategy
In January of 2023, the Company released its North Star five-point plan designed to enhance the Company's competitive positioning. The North Star five-point plan consists of the following:

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
Restaurant Concept
With our menu of Gourmet Burgers and American favorites, creative beverage menu, over 30 bottomless items, energetic atmosphere, and playful environment that connects families of all kinds, our brand not only carries great memories for our most loyal Guests but also appeals to a broad demographic. Our Guests enjoy the playful spirit of our experience and the comfort they feel with friends and family across a diverse and multi-generational demographic.
We pride ourselves on our Gourmet Burgers and other mainstream favorites served in a casual, playful atmosphere. Our menu features our signature product, a line of Gourmet Burgers with layers of fresh ingredients and premium quality, fresh ground beef. We also offer burgers made with other proteins including chicken breasts (grilled or fried), turkey patties, as well as a proprietary vegetarian patty and the Impossible™ plant-based burger patty. We offer a selection of buns, including gluten free, sesame, brioche, and lettuce wraps, with a variety of toppings, including house-made sauces, crispy onion straws, sautéed mushrooms, several cheese choices, and a fried egg. All of our burgers are served with a choice from eight all-you-can-eat bottomless sides from steak fries, to broccoli, to garlic fries. We specialize in customizing our menu items to meet our Guests' dietary needs and preferences and have received recognition from experts in the allergen community. In addition to burgers, which accounted for 56% of food sales in 2023, Red Robin serves an array of other mainstream favorites that appeal to our Guests. These items include a variety of foods like Donatos® pizza, wings, salads, other entrees, and desserts. We also offer a range of single-serve and shareable desserts as well as our milkshakes. Our beverages include signature alcoholic and non-alcoholic specialty drinks, cocktails, wine, and a variety of national and craft beers.
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
We also strive to provide our Guests with exceptional dining value and the ability to customize their experience. In 2023, we had an average check per Guest of $17.08. Average check per Guest increased 6.8% compared to 2022. We believe our price-to-value relationship, featuring our innovative array of quality burgers, "instaworthy" beverages, and over 30 bottomless items, differentiates us from our casual dining competitors and allows us to appeal to a broad base of middle income, multi-generational consumers.
ESG: Ongoing Commitment to Sustainability
Red Robin is a company that cares; we strive to impact Guests, Team Members, communities, and our planet for the better. We continued our sustainability journey by completing a materiality assessment, designed to help us identify and understand the ESG topics that matter most to our stakeholders. In 2023, we published our second sustainability report and Sustainability Accounting Standards Board (the "SASB") Restaurant Industry disclosures, which is available on our website at ir.redrobin.com. The contents of the sustainability report, our SASB Restaurant Industry disclosures and our website are not incorporated by reference into this Form 10-K. Our sustainability efforts continue to evolve, and we intend to continue to adapt our sustainability approach to integrate with our North Star strategic priorities.
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
As part of our human capital management strategy, we focus on the following areas:
Our Team Members
As of December 31, 2023, we had 22,516 Team Members, consisting of 22,149 Team Members at Company-owned restaurants and 367 Restaurant Support Center and field-based Team Members.
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
Compensation and performance evaluations are designed to compensate our Team Members fairly for their level of experience and overall contribution to our business. We leverage our rewards to motivate our Team Members to do what is necessary in our mission to deliver a best-in-class Guest experience. For our operations leaders we implemented a performance-based compensation program. Our individual restaurant managers and multi-restaurant operators are now referred to as "Managing Partners" and "Market Partners," respectively. Under the new compensation plan for these field Team Members, they will earn a base salary plus a performance bonus, which represents a percentage of each of their respective restaurant’s operating profit. We changed our legacy program because we believe providing each Partner with a direct and uncapped financial incentive will attract and retain the best talent in the industry and incentivizes each Partner to take action to drive growth in the restaurant or market they manage. We also believe this program rewards our Partners for making the right day-to-day decisions to satisfy our Guests and meet our financial objectives.
Health and Safety
We operate with the health, safety, and well-being of Red Robin's Team Members, Guests, and communities in mind, as well as federal, state and local regulatory requirements. Since the COVID-19 pandemic, we have taken additional measures to protect our Team Members and Guests from infectious disease as well as comply with state and local protocols designed to maintain a healthy work environment.
Diversity, Equity, and Inclusion ("DE&I")
At Red Robin, we value everyone for who they are. We are committed to combining the key ingredients of diverse identities, perspectives, and experiences to create our own special seasoning of Unbridled Hospitality. By respecting and supporting our Team Members, our Guests, and our Communities, we all win together. We have a successful Women's Excellence program, a Company-wide resource group to support and inspire Team Members through development, networking, leadership, and other resources while fueling a culture of opportunity and diversity. In 2022, we established a Diversity, Equity, and Inclusion Committee to develop a mission and vision for DE&I from a Team Member’s point of view. In 2023, we established a DE&I Steering Council made up of senior leaders of the organization to establish an overarching long-term strategy and plan for our Company. The DE&I Committee meets routinely to assess opportunities for the Company to improve its efforts to create a best-in-class work environment that thrives on inclusion and diversity of thought. The DE&I Steering Council meets with the DE&I Committee, our Executive Team, and Board of Directors on a periodic basis to provide recommendations and updates on our progress against our evolving DE&I objectives.
Restaurant Management
From 2020 through 2022, our typical restaurant management team consisted of a General Manager, an assistant General Manager, one to two associate managers, and additional shift supervisors depending on restaurant sales volumes. We believe it is critical to operate our restaurants with a full complement of experienced and professional restaurant management. Beginning in 2023, we changed the typical restaurant management team to consist of a Managing Partner, an assistant General Manager, a kitchen manager, and service managers, associate managers, or shift supervisors, as appropriate, dependent primarily on restaurant Sales volume. This transition in restaurant management is occurring in phases. This transition marks a major change in our operational approach with expectations for local restaurant leadership to behave as if they are the “owner” of the restaurant. Decision making on a number of activities is now being driven by local leadership with the support of multi-unit field operations leaders when appropriate. In support of this approach, beginning in 2024, the compensation plan for field restaurant leaders will change significantly. A larger portion of the total compensation package for Managing Partners will be in the form of a monthly bonus linked to restaurant-level operating profit. Leaders who are effective at driving higher levels of performance will receive higher monetary rewards over time. This model also supports our intent to improve our level of community focus within the local regions we serve. Managing Partners will have the flexibility and resources to drive localized activities aimed at nurturing relationships within their community to drive Guest traffic. Our expectation is this approach will help to drive both top and bottom-line results and engagement.
The management team of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training, and coaching of Team Members, as well as operating results. Our typical restaurant employs 40 to 70 Team Members, most of whom work part-time on an hourly basis.
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
Team Member Engagement
We regularly collect feedback to better understand and improve Team Member experience and identify opportunities to strengthen our culture. We welcome open, candid feedback to promote Team Members feeling heard and engaged and to better support the values important to each of our Team Members. We accomplish this through a variety of programs and forums, including Team Member engagement surveys, virtual open forums, one-on-one coaching, wellness and engagement meetings, Town Hall meetings, leadership conferences, and exit interviews. In addition to these structured programs and forums, we maintain an open-door policy at all levels of the Company. Our Company remains committed to offering Team Members numerous opportunities to have their voices heard because we believe our Team Members are our most valuable resource.
In 2022, we partnered with an outside vendor and launched a new Team Member engagement survey to all field Team Members in 2023. We have utilized this information to gather insights from our Team Member population and have created action plans from this data to continue to enhance our workplace. We also plan to offer the use of this survey tool multiple times during the year to gain feedback when key events occur, so we can quickly respond to suggestions and concerns when they arise. We believe that such a tool will not only assist us with workforce retention, but also enhance labor productivity over time.
Food Safety and Purchasing
Our food safety and quality assurance programs help manage our commitment to safe, quality ingredients and responsible food preparation and service. Our Food Safety Management Program is a set of systems designed to protect from risk and control hazards. We provide detailed specifications for our proprietary food ingredients, products, and supplies to our suppliers. We qualify and require outside third party certification audits on an annual basis for all of our food and beverage suppliers (excluding alcoholic beverages, which are not held to the same auditing standards), as well as growers. Their certifications must comply with the Global Food Safety Initiative, if applicable. Our restaurant leaders must pass and maintain an accredited manager-level food safety and sanitation certification. We maintain strict food safety protocols, including safe cooking temperature requirements, food handling procedures, cooling procedures, and frequent temperature and quality checks, for the safety and quality of the food we serve in our restaurants. In order to provide fresh ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to ensure that the products received meet our safety and quality specifications. Additionally, we engage an independent auditing company to perform unannounced comprehensive food safety and sanitation assessments at least three times a year in all Company-owned and franchised restaurants. If an assessment identifies any gaps, a documented plan is required for any deficiency noted. This same follow-up requirement is in place for government regulatory inspections.

To enhance our purchasing efficiencies and obtain competitive prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements that may include fixed price contracts that can vary in term or formula-based pricing agreements that can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in 2023, ground beef represented approximately 14%, potatoes represented approximately 12%, and poultry represented approximately 11%. We monitor the market for the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. During the COVID-19 pandemic, we experienced distribution disruptions, commodity cost inflation, and certain food and supply shortages. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities; however, it may not be possible for us to enter into fixed-price purchase commitments for certain commodities, or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain. As of December 31, 2023, approximately 50% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2024.
Restaurant Development, Remodels, and Donatos®
With the transition to a new leadership team and focus on the North Star plan in 2022 and 2023, we deprioritized new restaurant growth in the short-term as we focus on other business initiatives and uses of capital.
Beginning in 2022, we resumed our restaurant refresh and remodel program to keep our restaurants relevant and well-maintained. We continue to believe this type of investment presents an opportunity to provide compelling investment returns. We are conducting a thorough review and evaluation of all completed refreshes and remodels to gather learnings and measure consumer response. When complete, we expect this evaluation will inform our go forward design criteria, investment level, and pace of refreshes and remodels.
In 2020, we announced our partnership with Donatos®, a high-quality pizza brand "nested" inside of Red Robin restaurants. Through this partnership, our restaurants prepare and serve Donatos® branded pizzas to our dine-in and off-premises Guests. Pursuant to a licensing arrangement, we pay royalties on sales of Donatos® pizza products to Donatos®. As of December 31, 2023, we have introduced Donatos® pizzas to 273 restaurants. We plan to continue implementation of Donatos® and anticipate eventually operating Donatos® in substantially all Red Robin restaurants. We invested $8.6 million and $6.1 million in the Donatos® expansion in fiscal 2023 and 2022, respectively.
Restaurant Franchise and Licensing Arrangements
As of December 31, 2023, our franchisees operated 91 restaurants in 14 states and British Columbia, Canada. Our two largest franchisees own 41 restaurants located in Eastern and Central Pennsylvania, Michigan and Ohio.
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
Information Systems and Digital Technology
We rely on information systems and digital technology in all aspects of our operations, striving to create seamless Guest experiences and enable Operations to deliver on our Brand commitments. In our restaurants, these technologies are designed to facilitate operational efficiency and support the Guest experience. These technologies include (but are not limited to) labor management systems, sales and forecasting tools, inventory management, and operational execution technologies. These technologies are integrated with our point-of-sale system to provide daily, weekly, and period-to-date reporting that is important for our Operators to run an efficient and high-performing restaurant. We also use technology to interact with our Guests via our digital platforms, including our website, mobile Apps, loyalty platform, online ordering site, tabletop kiosks, Server handhelds, and Guest feedback systems, which provide actionable insights on the overall Guest experience.
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
In 2024, we continue to make iterative enhancements to the digital and loyalty experience that benefit our Guests and Team Members. Beginning in 2024, we expect to begin implementing infrastructure modernization efforts to improve performance and stability of current and future technology solutions. In 2024, we also expect to launch a new loyalty program, transitioning to a points-based system to reward our most loyal guests.
We accept electronic payment cards from our Guests for payment in our restaurants. We also receive and maintain certain personal information about our Guests and Team Members. We have systems and processes in place that focus on the protection of our Guests' credit card information and other private information we are required to protect, such as our Team Members' personal information. We have taken several steps to prevent the occurrence of security breaches in this respect. Our systems are carefully designed and configured to protect against data loss or compromise. For example, because of the number of credit card transactions processed in our Company-owned restaurants, Red Robin is required to maintain compliance per the Payment Card Industry Data Security Standard (PCI-DSS) for our networks and systems both at our Restaurant Support Center and Company-owned restaurants. Red Robin not only meets the requirements but also maintains a higher-level designation as a Merchant. These PCI compliance standards, set by a consortium of the major credit card companies, require annual assessment to ensure certain levels of system security and procedures are in place to protect our Guests' credit card and other personal information.
We engage external security assessors and consultants to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from Guests and Team Members.
Marketing and Advertising
Our marketing strategy has been designed to foster awareness, elevate brand equity, encourage consideration, and ultimately drive traffic and sales. Our approach encompasses a blend of highly targeted and efficient paid, owned, and earned media channels, including paid search, programmatic digital, social media, creators, reputation management, search engine optimization, social community management, loyalty programs, personalized email marketing, local restaurant marketing, public relations, and investor relations. Our digital footprint extends across platforms such as RedRobin.com, our mobile application, and a dedicated Catering site.
Funding for these initiatives is primarily derived from cooperative creative development efforts and national marketing funds. Beginning in 2023, we initiated a strategic realignment, optimizing the allocation of resources across paid and earned media, and local marketing endeavors. This realignment emphasizes personalized Guest engagement within the communities we serve, with a focused objective to enhance the dine-in experience. Recently, we undertook an extensive consumer research initiative, coupled with a segmentation study, to deepen our understanding of today's Guests. This research informed our growth targets, reinforced the distinctive essence of our brand, and guides our commitment to delivering on our promise to Guests. Additionally, utilizing a Guest satisfaction tool in our restaurants, we actively gather feedback to identify areas for improvement, enhancing restaurant performance and tracking progress. Continuous performance monitoring relative to industry peers, coupled with testing potential business drivers among current and potential Guests, promotes our adaptability and responsiveness to market dynamics.
Leveraging our expansive Red Robin RoyaltyTM database, comprising over 13 million members, we also gain valuable insights into Guest behavior, frequency, and purchase patterns. Our brand creative and messaging celebrate the shared values and playful spirit of both our Guests and our brand, seamlessly extending across craveable food, distinctive positioning, dine-in experience, and emotional connections with Guests.
Central to our vision for future growth is a three-pillar approach, strategically designed to drive stronger dine-in experiences, facilitate more convenient off-premises options (including carryout, catering, and delivery), and employ retention-focused marketing initiatives to enhance Guest frequency. We firmly believe that this holistic approach positions us for growth in the dynamic landscape of our industry.

Executive Officers
The following table sets forth information about our current executive officers:

Name	Age	Position
G. J. Hart	66	President, Chief Executive Officer, and Member of the Board of Directors
Todd Wilson	46	Chief Financial Officer
Sarah Mussetter	45	Chief Legal Officer and Secretary
Jyoti Lynch	52	Chief Technology Officer
Meghan Spuler	43	Chief People Officer
Kevin Mayer	54	Chief Marketing Officer
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
Todd Wilson.    Mr. Wilson joined Red Robin as Chief Financial Officer in November 2022. Mr. Wilson previously served as Chief Financial Officer at Hopdoddy Burger Bar and Hibar Hospitality from 2018 until 2022. Prior to that, he was Vice President of Finance for Jamba Juice from 2016 until 2018. From 2011 to 2016, Mr. Wilson served as Division CFO and Vice President of Finance at Bloomin’ Brands.
Sarah Mussetter.    Ms. Mussetter joined Red Robin as Chief Legal Officer and Secretary in December 2022. She previously held the roles of Associate General Counsel and Vice President, Deputy General Counsel for the Company from 2011 to 2021. Prior to joining the Company Ms. Mussetter worked for the law firm of Holme Roberts & Owen LLP (now Bryan Cave Leighton Paisner LLP). Most recently, Ms. Mussetter was SVP Deputy General Counsel for Skillsoft Corp., a learning application and technology company, from September 2021 to December 2022.
Jyoti Lynch.    Ms. Lynch joined Red Robin as Chief Technology Officer in June 2023. She previously served as Senior Vice President and Chief Information Officer for Jamba Juice from 2017 to 2019, and as Chief Information Officer at European Wax Center from 2019 to 2023. She has also served in senior technology leadership roles at Blockbuster, Inc., Fortium Partners, and Speed Commerce.
Meghan Spuler.    Ms. Spuler joined Red Robin as Chief People Officer in December 2023. Prior to joining the Company, she held the roles of Chief People Officer of Eckerd Connects from 2021 to 2023. From 2016 to 2021, Ms. Spuler served as Director of Human Resources, Senior Director of Human Resources, and Vice President of Human Resources for Bloomin' Brands.
Kevin Mayer.    Mr. Mayer joined Red Robin as Chief Marketing Officer in May 2023. Prior to joining the Company, he served as Chief Marketing Officer of Pedego Electric Bikes during 2022. He previously held the roles of Executive Vice President, Chief Growth and Brand Officer and Chief Marketing Officer from 2014 to 2022 at BJ's Restaurants. From 2012 to 2013 Mr. Mayer served as Vice President of Marketing for Volkswagen of America.
Competition
The restaurant industry is highly competitive, and our Guests may choose to purchase food at supermarkets or other food retailers. Although, for some occasions, we compete against other segments of the restaurant industry, including quick-service and fast-casual restaurants, our primary competition is with other sit-down, casual dining restaurants within the full-service dining segment. In addition, we compete to attract Guests for off-premises dining occasions, including online ordering, delivery, to-go, and catering. The number, size, and strength of competitors vary by region, concept, market, and even restaurant. We compete on the basis of taste, quality, price of food and related Guest value, Guest service, ambiance, location, and overall dining experience.
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

Seasonality
Our business is subject to seasonal fluctuations. Sales in most of our restaurants were historically higher during the spring and summer months and winter holiday season due to factors including our retail-oriented locations and family appeal. As a result, our quarterly operating results may fluctuate significantly as a result of seasonality, and seasonality of sales may shift over time. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year.
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
Government Regulation
We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content, and menu labeling. Our collection or use of personal information about Guests or our Team Members is regulated at the federal and state levels, including the California Consumer Privacy Act.
Our restaurants are subject to various licensing requirements and other regulations by state, and local health, safety, fire, and other authorities, including licensing requirements, regulations for the sale of alcoholic beverages and food, and public health related indoor capacity restrictions. We obtain and maintain necessary licenses, permits, and approvals to run our business. The development and construction of new restaurants is also subject to compliance with applicable zoning, land use, and environmental regulations. We are also subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants and our brand to provide full and equal access to persons with physical disabilities.
We are subject to federal regulation and state laws that regulate the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship. Various federal and state labor laws govern our relationship with our Team Members and can significantly impact our operating costs. These laws govern minimum wage requirements, overtime pay, tip credits, paid leave, meal and rest breaks, unemployment tax rates, health care and other benefits, workers' compensation rates, citizenship or residency requirements, child labor regulations, and discriminatory conduct.
Available Information
We use our investor relations website, ir.redrobin.com, as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings, conference calls, webcasts, and other investor events. Investors and others can receive notifications of new information posted on our investor relations website by signing up for email alerts. We make available through this investor relations website, free of charge, our Securities and Exchange Commission ("SEC") filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC's website at www.sec.gov. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected or anticipated growth, including in Guest traffic and revenue, growth strategies, planned improvements in operational efficiencies, gross margins, and expense management and enhancements to our restaurant environments and Guest engagement, including the anticipated impacts of innovations, improvements, marketing and branding strategies, and changes to our loyalty program; (ii) our expectations about pricing strategy and average check size; (iii) our expectations of the competitiveness of the labor market and our ability to hire, train, and retain Team Members, as well as the success of our Managing Partner and Market Partner compensation program; (iv) anticipated capital investments and the results of such investments including in our restaurant refresh and remodel program and our digital ecosystem, information technology systems, our restaurant development program, and the anticipated related benefits; (v) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs; (vi) anticipated legislation and other regulation of our business; (vii) anticipated continued investments in our partnership with Donatos®; (viii) our expectations about anticipated uses of, and risks associated with future cash flows, liquidity, future capital expenditures and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; and (x) our expectations regarding demand, consumer preferences, and consumer discretionary spending; (xi) our expectations regarding the implementation and anticipated benefits of our ESG, diversity, equity and inclusion and other initiatives; (xii) our ability to successfully implement our food safety programs, (xii) our ability to successfully implement our health and safety initiatives; (xiii) the seasonality of our business; (xiv) our ability to successfully implement, and our expectations regarding, our North Star five-point plan to enhance the Company’s competitive positioning; (xv) our expectations and other statements regarding interest rates, commodity prices and other factors; (xvi) the expected impacts of government regulations on our operations and financial condition, and changes in such regulation; (xvii) the implementation of our restaurant management transition program, including anticipated benefits to our sales, Team Member performance and engagement, Guest traffic, community focus and results of operations; and (xiii) the other risks discussed under Risk Factors below.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. Factors that could cause or contribute to such differences include those described under “Part I - Item 1A. Risk Factors” of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements included in this and other reports we file with the SEC.
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
The Company is currently undergoing a significant transformation. In 2023, we launched our "North Star" business strategy. Developed under new leadership, this five-point plan is designed to drive long-term shareholder value and enhance Red Robin's competitive positioning. The North Star five-point plan focuses on transforming to an operations focused restaurant company, elevating the Guest experience, removing costs and complexity, optimizing Guest engagement, and driving growth in comparable restaurant revenue and unit level profitability, and delivering financial commitments.
These strategies and related initiatives, including changes to our restaurant management structures, may not result in increased traffic and sustained higher sales, which are important to achieving our strategic objectives. Changes to our operations structure and compensation, service model, Guest experience and cooking platform, supply chain and vendors, marketing and branding strategies, loyalty program, technology, and Guest engagement may not achieve the business growth and results we expect, which may negatively affect Guest satisfaction, Guest traffic, sales, profits, or liquidity. Our business and desired results depend upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance we will be able to develop or implement these or other important strategic initiatives, or that we have, or will have, sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them, which could in turn adversely affect our business.
The global and domestic economic and geopolitical environment may negatively affect frequency of Guest visits and average ticket spend at our restaurants, which would negatively affect our revenues and our results of operations.
The global and domestic economic and geopolitical environment affects the restaurant industry and may negatively affect us directly and indirectly through our customers, distributors, and suppliers. These conditions include unemployment, weakness and lack of consistent improvement in the housing markets, downtrend or delays in residential or commercial real estate development, volatility in the U.S. stock market and in other financial markets, inflationary pressures, wage rates, tariffs and other trade barriers, reduced access to credit or other economic factors that may affect consumer confidence. As a result, our Guests may be apprehensive about the economy and maintain or further reduce their level of discretionary spending, especially in a potential recessionary environment. This could affect the frequency with which our Guests choose to dine-out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. Also, our Guests may choose to purchase food at supermarkets or other food retailers. We believe there is a risk that prolonged uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently or at lower priced restaurants on a more permanent basis, which would have a negative effect on our profitability as we spread fixed costs across a lower level of sales.
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

Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving Credit Facility and from potential sale-leaseback transactions. The Company is working to complete a third sale-leaseback transaction and if completed, anticipated proceeds will be used to repay debt. Our capital deployment strategies include but are not limited to paying down debt, maintaining and improving existing restaurants and infrastructure, and executing on our long-term transformation strategy. If we experience decreased cash flow from operations, or an inability to access new capital on acceptable terms with acceptable interest rates if needed, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions and any resulting negative effect on our net income, cash flows, or other relevant financial performance metrics under our revolving Credit Facility could affect our ability to borrow or comply with our covenants under that facility.
If we are unable to comply with the financial and other covenants in our Credit Facility, our financial condition could be negatively affected.
Our Credit Facility contains financial and other restricted covenants, including among others, a Total Net Leverage ratio covenant. A breach of these covenants could result in default, and if such default is not cured or waived, our lenders could accelerate our debt and declare it immediately due and payable. If this occurs, we may not be able to repay or borrow sufficient funds to refinance the debt. Even if financing is available, it may not be on acceptable terms. A default under our Credit Facility could cause a material adverse effect on our financial condition, including our liquidity and cash flows.
A privacy or security breach involving our information technology systems, or the failure of our data security measures could interrupt our business, damage our reputation, and negatively affect our operations and profits.
The protection of Guest, Team Member, and Company data is critical to us. We are subject to laws and regulations relating to information security, privacy, cashless payments, consumer credit, and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements including the California Consumer Privacy Act (CCPA) and other similar legislative initiatives. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes, and if we fail to comply with the laws and regulations regarding privacy and security, we could be exposed to risks of fines, investigations, litigation and disruption of our operations.
Moreover, we accept electronic payment cards from our Guests for payment in our restaurants. In the ordinary course of our business, we receive and maintain certain personal information from our Guests, Team Members, and vendors, and we process Guest payments using payment information. Customers and employees have a high expectation we will adequately protect their personal information. Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. Although we employ security technologies and practices and have taken other steps to try to prevent a cybersecurity incident, we have in the past and could be impacted by a cyber-attack, due to the rapidly increasing number of cybersecurity threats. We have in the past been subject, and we could in the future become subject, to claims, lawsuits, or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims. Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, Guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised. Although we have established a number of procedures designed to increase transparency and address our Guests' concerns regarding data breaches (whether actual or perceived), this policy may not be effective in addressing those concerns, which may in turn adversely affect our reputation and Guest confidence. We maintain a separate insurance policy covering cyber security risks and such insurance coverage may, subject to policy terms and conditions, cover certain aspects of cyber risks, but is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Further, in light of recent court rulings and amendments to policy forms, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to a cyber-attack and breaches if credit and debit card information is stolen.
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
We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of sale systems, financial systems, marketing programs, employee engagement, supply chain management, cyber-security, and various other processes and transactions. This reliance has grown since the onset of the COVID-19 pandemic as we have had to rely to a greater extent on systems such as online ordering, contactless payments, online reservations, and systems supporting a remote workforce. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties. These systems and services may be insufficient to effectively manage and run our business. These systems and our business needs will continue to evolve and require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital.
We cannot provide assurance, however, that the measures we take to secure and enhance these systems will be sufficient to protect our information technology systems and prevent cyber-attacks, system failures or data or information loss. Cyber-attacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state supported actors now engage in attacks. We continue to be subject to a variety of evolving threats, including but not limited to social engineering, such as phishing, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions and large-scale, complex automated attacks that can evade detection for long periods of time. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
In the past, we have experienced the negative impacts of a breach of a service providers' network. Any breach of our or our service providers' networks, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers', users' or employees' personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation, resulting in lost sales and consumers, fines, lawsuits, government enforcement actions (for example, investigations, fines, penalties, audits and inspections) or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach. Additionally, if third parties on which we rely experience cybersecurity incidents, we may not become aware of such incidents in a timely manner, which may impact our ability to mitigate their impacts, which may exacerbate the risks described above.
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
Our marketing and branding strategies to attract, engage, and retain our Guests, including anticipated changes to our loyalty program, may not be successful, which could negatively affect our business.
While we persistently refine our communication strategies to effectively target and compete for the right customers, it's essential to acknowledge potential challenges that may arise. For example, our Red Robin Royalty™ loyalty program has historically contributed to sales and Guest count growth. We plan to launch a new loyalty program in 2024 to transition to a points-based program to reward our most loyal guests, but we cannot guarantee this new loyalty program will be a success. We also plan to launch a new marketing program in 2024 designed to drive sales and traffic. If our advertising, branding, and other marketing initiatives fall short, there is a risk that we may not achieve the expected levels of restaurant sales or Guest traffic, potentially impacting our financial results negatively. Furthermore, the competitive landscape presents a challenge, as some competitors boast larger marketing resources and more extensive national strategies, potentially limiting our ability to successfully compete against these well-established programs.
If we are unable to effectively use and monitor social media, our marketing efforts as well as our reputation could be harmed, which could negatively impact our restaurant sales and financial performance.
As part of our marketing efforts, we rely on an omni-channel creative strategy including increased social and digital engagement platforms, including Facebook®, Instagram®, and Twitter® to attract and retain Guests. As a result, we need to continuously innovate and develop our social media strategies to maintain broad appeal. Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete and making it challenging for us to differentiate our social media messaging. As a result, we need to continuously innovate and develop our social media strategies to maintain broad appeal.
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
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, and eating and purchasing habits. Our restaurants compete on the basis of a varied menu and feature burgers, salads, soups, appetizers, other entrees, desserts, and our signature alcoholic and non-alcoholic beverages, and we are in the process of rolling out Donatos® pizza to our restaurants. Our success depends, in part, upon the continued popularity of these foods and this style of dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of significant advertising and food discounting could influence our Guests' dining choices. There is no assurance that the addition of Donatos® pizza to our menu will not negatively impact our brand or cannibalize sales of core menu items.
Further, changing health or dietary preferences may cause consumers to avoid our products in favor of alternative foods. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, and national levels. New information or changes in dietary, nutritional or health guidelines, among other things, may affect consumer choice and cause consumers to significantly alter their dining choices in ways that adversely affect our sales and profitability.
We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases, and risks related to renewal.
As of December 31, 2023, 398 of our 415 Company-owned restaurants are located on leased premises. We have in the past and may in the future engage in sale-lease back transactions, which have and may in the future increase the number of our leased properties. For example, in 2023, we completed two such transactions, selling and simultaneously leasing back an aggregate of 18 previously owned properties. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.
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
The success of our restaurants depends in large part on leased locations. Our restaurants are primarily located near high density retail areas such as regional malls, lifestyle centers, big box shopping centers, and entertainment centers. We depend on a high volume of visitors at these centers to attract Guests to our restaurants. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. Online sales continue to increase and negatively impact consumer traffic at traditional "brick and mortar" retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers. A decline in development or closures of businesses in these settings or a decline in visitors to retail areas near our restaurants could negatively affect our restaurant sales. In addition, we compete with other restaurants and retail establishments for prime real estate locations. Desirable locations for the relocation of existing restaurants may not be available at an acceptable cost, due in part to the inability to easily terminate a long-term lease.
During the COVID-19 pandemic, off-premises sales, specifically delivery, increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our off-premises sales, there can be no guarantee we will maintain or increase such sales. Off-premises sales could also cannibalize dine-in sales, or our systems and procedures may not be sufficient to handle off-premises sales, which may require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them a commission, which lowers our profit margin on those sales, and delivery drivers make errors, fail to make timely deliveries, damage our food or poorly represent our brand, which may lead to customer disappointment, reputational harm and unmet sales expectations. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. While we have introduced an alternative to third party delivery by offering an online Company platform to collect orders and outsource the "last mile" of delivery, we may not be able to convert Guests to our platform and that model remains subject to some of the same risks.
Our operations are susceptible to the changes in cost and availability of commodities which could negatively affect our operating results.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, trade barriers and import tariffs, product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of 2023, approximately 50% of our estimated 2024 annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through 2024. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
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
The ongoing need for maintenance and improvements at our existing restaurants requires us to spend significant capital and we may not achieve a return on investment.
Many of our existing restaurants are mature and require capital expenditures for maintenance and improvement to remain competitive and maintain our brand standard. Additionally, we announced plans to test a restaurant renovation program, including upgrading interior ambience and exterior appeal of our restaurants. These initiatives involve significant capital expenditures. If we do not make these capital investments or do not achieve a return on the investment, our business, profitability, and our ability to compete effectively could be harmed.
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
As of December 31, 2023, a total of 167 or 40% of our 415 Company-owned restaurants, representing 49% of restaurant revenues, were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, Utah, and Washington state). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the Western United States, as well as regional differences in the legal, regulatory, and litigation environment, could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, regional cost-of-living increases, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
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
Our ability to attract, retain, and motivate qualified management and operating Team Members is central to providing the desired Guest and Team Member experience in our restaurants and delivering on our business strategy. Qualified management and operations Team Members are currently in high demand. Labor shortages in our industry and in the broader economy have disrupted, and may further disrupt, our ability to maintain adequate staffing levels at our restaurants. Increasing competition in the market for Team Members may increase our labor costs, including by requiring us to take additional measures to ensure that our compensation and benefits for Team Members remain competitive within the restaurant industry and with other industries that compete with us for workers, which could materially increase our expenses, or take measures to limit the impact of staffing shortages on the Guest experience.
From time to time, we make capital expenditures for, and commit management resources towards, efforts aimed at improving our competitiveness and our ability to attract and retain qualified management and operating Team Members, such as our recently launched Market Partner and Managing Partner compensation programs designed to reward these Team Members based on the profits of the restaurants they oversee. Additionally, we have made and may continue making changes to our service model, including adding back bussers and providing servers with fewer tables. We may not be successful in implementing these initiatives, and they may not lead to the benefits or results that we anticipate. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, hourly Team Member turnover could increase, and our ability to operate our restaurants and roll out new service model and technology solutions effectively could be limited, and the Guest experience could be negatively affected, leading to a decline in traffic and sales, which could materially adversely affect our financial performance.
Our revenues and operating results may fluctuate significantly due to various risks and unexpected circumstances, including adverse weather conditions, natural disasters, climate change, pandemics, and other factors outside our control that could increase costs, disrupt our supply change, and impact seasonality, among other things.
We are subject to a number of significant risks that might cause our actual quarterly and annual results to fluctuate significantly or be negatively affected. Adverse weather conditions, natural disasters, climate change, or catastrophic events, such as terrorist acts, can adversely impact restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions, climate change and health pandemics may keep customers in the affected area from dining out, adversely affect consumer spending and confidence levels. These events may also impact the cost and availability of key commodities such as beef, poultry, potatoes, and other important ingredients in our products; cause material disruptions in our supply chain; impact borrowings and interest rates; cause damage to or closure of restaurants, or result in lost opportunities for our restaurants.
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
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant Team Members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the current federal minimum wage, including California, Washington, Oregon, Colorado, and New York. For example, California enacted legislation that increased its minimum wage through a series of annual rate increases, from $10.50 an hour in January 2017 to $16 an hour in January 2024, and some California localities currently mandate wages higher than the state minimum. Effective April 1, 2024, a fast-food restaurant minimum wage of $20 per hour will go into effect for employers with over 60 locations. While we are a full-service restaurant company, this legislation could impact our ability to attract and retain Team Members in California. In addition, the Biden administration and members of Congress have called for an increase in the federal minimum wage and tip credit wage (or eliminate the tip credit altogether) and more mandated benefits. We anticipate additional legislation increasing minimum wages and mandated benefits will be enacted in future periods and in other jurisdictions. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other Team Members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.
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

While we try to offset labor cost increases through price increases, more efficient purchasing practices, productivity improvements, changing staffing models, greater economies of scale and by offering a variety of health plans to our Team Members, there can be no assurance that these efforts will be successful. If we are unable to anticipate and offset increased labor costs, our financial performance could be materially adversely affected. Further, changes to our staffing models in our restaurants due to labor costs or any labor shortages, could negatively impact our ability to provide adequate service levels to our Guests, which could result in adverse Guest reactions and a possible reduction in Guest traffic at our restaurants.
Our failure to remain in compliance with governmental laws and regulations as they continually evolve, and the associated costs of compliance, could cause our business results to suffer.
Our business is subject to various federal, state, and local government laws and regulations, including, among others, those relating to our employees, public health and safety, food safety, alcoholic beverage control, public accommodations, data privacy and security, securities regulation, and consumer health regulations, including those pertaining to nutritional content and menu labeling such as the Affordable Care Act, which requires restaurant companies such as ours to disclose calorie information on their menus. These laws and regulations continually evolve and change, and compliance may be costly and time-consuming. Moreover, we may fail to maintain compliance with all laws and regulations despite our best efforts. Changes in applicable laws and regulatory requirements, or failure to comply with them could result in, among other things, increased exposure to litigation, administrative enforcement actions or governmental investigations or proceedings; revocation of required licenses or approvals; fines; and civil and criminal liability. These negative consequences could increase the cost of or interfere with our ability to operate our business and execute our strategies.
Various federal, state, and local employment laws govern our relationship with our Team Members and affect operating costs. These laws govern employee classification, wage rates, fair scheduling and payment requirements including tip credit laws and overtime pay, meal and rest breaks, unemployment and other taxes, health care and benefits, workers' compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all Team Members to provide us with the government-specified documentation evidencing their employment eligibility, some Team Members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. In addition, we rely on our Team Members to accurately disclose the full amount of tips received, and we base our FICA tax reporting on the amounts provided to us by such tipped Team Members. Inaccurate FICA tax reporting could subject us to monetary liabilities. A number of other factors could adversely affect our operating results, including:
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

Risks Related to Owning Our Stock
The market price of our common stock is subject to volatility, which has and may continue to attract the interest of activist stockholders or subject us to securities litigation, which could cause us to incur significant expenses, hinder execution of our strategy and impact our stock price.
During fiscal 2023, the price of our common stock fluctuated between $5.39 and $15.63 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company's operating performance. The price of our common stock may continue to be volatile, based on factors specific to our Company and industry, as well as factors related to the equity markets overall. Moreover, such volatility has in the past and may in the future attract the interest of activist stockholders, and in the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against companies. Responding to activist stockholders and securities litigation can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.
We may not continue to repurchase our common stock pursuant to our share repurchase program, and any repurchases may not enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
The Company has an authorized share repurchase program. We are not obligated to repurchase shares of common stock under the repurchase program, and the repurchase program may be suspended or terminated at any time. The amount, timing, and execution of repurchases under this repurchase program may fluctuate, and any repurchases by us of our shares of common stock may further reduce cash available for operations and future growth, as well as debt repayment. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Further, our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders. Continuing share repurchases, or alternatively limiting or halting share repurchases under our share repurchase program may negatively impact investor perception of us and may therefore affect the market price and volatility of our stock.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Risk Management and Strategy
The Company has an enterprise risk management program to identify, assess, monitor, and manage significant risks of the Company. The Company evaluates cybersecurity risks alongside other critical business risks under this program, and the Company also has a standalone cybersecurity program. The Company's approach to assessing, identifying, and managing material risks from cybersecurity threats is grounded in established frameworks, including those set forth by the National Institute of Standards and Technology (NIST) and other industry standards and requirements as defined by various compliance frameworks. Our cybersecurity program prioritizes key areas such as:
•Policies, Standards, and Practices: We maintain comprehensive policies, standards, and practices aligned with industry practices and regulatory requirements. These documents serve as the foundation for our cybersecurity program, providing clear guidelines for safeguarding our information systems and data assets.
•Threat Monitoring and Assessment: Continuous monitoring and assessment of cyber threats and vulnerabilities are integral to our risk management strategy. We utilize advanced monitoring tools and threat intelligence sources to proactively identify and address potential security risks. The Company uses third-party service providers to support its operations. The Company evaluates third-party service providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture or a recommendation of specific mitigation controls.
•Audits and Assessments: Regular audits and assessments are conducted by both internal and external experts (consultants, auditors, and other third parties) to evaluate the effectiveness of our cybersecurity controls and processes and recommend improvements. These assessments help us achieve compliance with internal policies as well as external regulations and standards.
•Incident Response Planning: We have developed comprehensive incident response plans to mitigate cybersecurity incidents. These plans outline clear procedures for detecting, responding to, and recovering from security breaches, minimizing the impact on our operations and stakeholders. External technical, legal, and law enforcement support is engaged as needed to support response efforts.
The Company employs a multifaceted approach through in house capabilities and in partnership with external cybersecurity experts to safeguard its assets, including technical and organizational measures. These include the deployment of technology focused on identifying and remediating threats, ongoing employee training exercises, regular incident response capability reviews and exercises, cybersecurity insurance coverage, and business continuity mechanisms.
Governance
Our Board, with the assistance of our Audit Committee, oversees the Company’s cybersecurity program and strategies. The Audit Committee receives regular reports and updates, typically quarterly, from our Chief Technology Officer (CTO) on a wide range of cybersecurity topics. These reports include detailed insights into risk assessments, mitigation strategies, emerging threats, vulnerabilities, incidents, and prevailing industry trends. After each such report, the Chair of the Audit Committee updates the full Board for transparency and accountability in cybersecurity governance. Additionally, at least annually and as needed from time to time, the Board receives similar cybersecurity updates directly from the CTO. Further, the Board oversees cybersecurity as part of our enterprise risk management program.
To further bolster the Board's understanding of cybersecurity issues, management facilitates ongoing educational opportunities. For instance, in December 2023, the Board engaged in a discussion with cybersecurity experts on building resilience to cyber risk. These educational initiatives empower Board members to make informed decisions and actively contribute to the oversight of cybersecurity governance.
Our CTO, supported by our Vice President of Infrastructure and Security, assumes primary responsibility for assessing and managing material cybersecurity risks. With over 25 years of experience spanning restaurant, retail, and technology brands, our CTO brings a wealth of expertise to the role. Having previously held similar positions leading and overseeing cybersecurity programs at both private and public companies, our CTO is well-equipped to navigate the complex landscape of cybersecurity threats and challenges.
Our Company has established robust policies and processes governing the assessment, response, and notifications associated with cybersecurity incidents. These protocols ensure a systematic and coordinated approach to incident management, with collaboration among engineering, legal, and senior leadership to oversee compliance with legal and regulatory requirements and have clear mechanisms in place for escalating notifications to our CEO and the Board based on the nature and severity of each incident.
While we have experienced cybersecurity incidents in the past, in the last fiscal year we have not identified risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and the resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors."
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
We own real estate for 17 Company-owned restaurants located in Arizona (2); California (1); Colorado (4); Florida (1); North Carolina (2); Ohio (1); Pennsylvania (1); Texas (2); Virginia (2); and Washington (1).
Our Restaurant Support Center and test kitchen is located in Englewood, Colorado. We have a dispersed workforce policy that permits many of our Restaurant Support Center Team Members to continue working remotely and we expect that to continue on a go-forward basis. For on-site critical, Company leadership, and those who desire to work in a shared location, we have optimized our office footprint at this location to meet the needs of that population. We occupy this facility under a lease that expires May 31, 2025. In addition, we occupy approximately 900 square feet and sublease to third parties the first, second, and third floors of a facility in Greenwood Village, Colorado under a lease that expires on May 31, 2025.
Our existing prototype for new Red Robin restaurants is approximately 5,100 square feet with a capacity of approximately 200 seats. We develop restaurants under ground leases on which we build our own restaurants in addition to converting existing buildings on standalone, in-line, end cap, and mall locations. As of December 31, 2023, our restaurant locations comprised approximately 2.6 million square feet.
ITEM 3.    Legal Proceedings
For information regarding contingencies related to litigation, please see Note 12. Commitments and Contingencies included within Item 8. Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for the period ended December 31, 2023, the contents of which are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Global Select Market under the symbol RRGB. As of February 26, 2024, there were 84 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2023, 2022 or 2021. We currently anticipate we will retain future cash flow to service debt, maintain existing restaurants and infrastructure, and execute on our long-term business strategy. Our Credit Facility has certain limitations on paying dividends or making repurchases of our shares, and we are subject to certain covenant ratios, including a leverage ratio under our Credit Agreement.
Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
During the fiscal year ended December 31, 2023, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K. No share repurchases were made by the Company during fourth quarter 2023 and approximately $58.4 million remained available for future purchases as of December 31, 2023. Our ability to repurchase shares is limited to certain conditions set forth by our lenders in the Credit Facility.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders' return on Common Stock of the Company since the end of its fiscal year 2018, with the cumulative total return over the same period for (i) The Russell 3000 Index, and (ii) the S&P 600 Restaurants.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 28, 2018, the last trading day in the Company's 2018 fiscal year, in the Company's Common Stock and in each of the indices.
This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN(1)

Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index and S&P 600 Restaurants Index

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$USD
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
RRGB
Russell 3000
S&P 600 Restaurants

	Fiscal Years Ended
	December 30, 2018	December 29, 2019	December 27, 2020	December 26, 2021	December 25, 2022	December 31, 2023
Red Robin Gourmet Burgers, Inc. (RRGB)	$100.00	$116.13	$75.22	$64.22	$21.33	$46.67
The Russell 3000 Index	100.00	132.48	158.33	199.31	162.32	204.32
S&P 600 Restaurants(2)	$100.00	$112.21	$145.58	$141.17	$112.11	$132.82
———————————————————
(1)    Represents performance of $100 invested on December 28, 2018 in stock or index, including reinvestment of dividends based on fiscal year ends for purposes of comparability.
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
The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five to six years. Our discussion for fiscal year 2023, which ended on December 31, 2023, refers to a 53-week period with the fifty-third week occurring in the fourth quarter. Our discussion for fiscal years 2022 and 2021, which ended December 25, 2022 and December 26, 2021, refers to a 52-week period in each year. The following discussion comparing our results in 2023 and 2022 refers to the fifty-three weeks ended and fifty-two weeks ended, December 31, 2023 and December 25, 2022, respectively. For a discussion comparing our results from 2022 to 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2022, filed with the SEC on February 28, 2023.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our" or the "Company"), primarily operates, franchises, and develops casual dining restaurants with 506 locations in North America. As of December 31, 2023, the Company operated 415 Company-owned restaurants located in 39 states. The Company also had 91 franchised restaurants in 14 states and one Canadian province as of December 31, 2023. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for Fiscal 2023 Compared to Fiscal 2022
•Total revenues are $1.3 billion, an increase of $37.5 million.
◦Comparable restaurant revenue(1) increased 1.6%.
◦Comparable restaurant dine-in sales(2) increased 6.9%.
◦The fifty-third week in 2023 contributed $24.5 million or 1.9% in restaurant revenue.
•Net loss is $21.2 million, a decrease of $57.7 million from a net loss of $78.9 million during 2022.
•Adjusted EBITDA(3) is $68.9 million, a $17.2 million increase.
•Completed two Sale-Leaseback transactions, generating net proceeds of $58.8 million and a gain, net of expenses of $29.4 million.
•Repaid $24.9 million of debt and repurchased $10.0 million of stock.
(1)     Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the 52 weeks ending December 24, 2023. The comparable restaurant base includes 406 restaurants out of the total 415 Company-owned restaurants.
(2)    Comparable restaurant dine-in sales are calculated based on the Company’s point-of-sale sales data, which does not include adjustments for loyalty breakage.
(3)    See below for a reconciliation of adjusted EBITDA, a non-GAAP measure, to Net loss.
Key Performance Indicators and Non-GAAP Financial Measures
Restaurant revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant revenue for the fifty-two weeks ended December 25, 2022	$1,230.2
Increase in restaurant revenue from the fifty-third week	24.5
Increase in comparable(1) restaurant revenue	18.8
Increase in non-comparable restaurant revenue	0.7
Total increase	44.1
Restaurant revenue for the fifty-three weeks ended December 31, 2023	$1,274.3
(1)    Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated five full quarters as of the 52 weeks ending December 24, 2023.

Restaurant revenue and operating costs, and restaurant level operating profit for the period are detailed in the table below:

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended	2023 compared to 2022
(Dollars in millions)	December 31, 2023	December 25, 2022	Increase/(Decrease)
Restaurant revenue	$1,274.3	$1,230.2	3.6%
Restaurant operating costs:
Cost of sales	309.0	306.5	0.8%
Labor	473.5	440.6	7.5%
Other operating	225.0	224.7	0.1%
Occupancy	102.8	98.9	3.9%
Total Restaurant Operating Costs	$1,110.3	$1,070.6	12.4%

Restaurant Level Operating Profit(1)	$164.0	$159.5	2.8%
(1)    Restaurant Level Operating Profit is a non-GAAP measure. See below for a reconciliation of Restaurant Level Operating Profit to Income from Operations and Income from Operations as a percentage of total revenues.

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended	2023 compared to 2022
(Dollars in millions)	December 31, 2023	December 25, 2022	Increase/(Decrease)
Restaurant revenue	$1,274.3	$1,230.2	3.6%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	24.2%	24.9%	(70)
Labor	37.2	35.8	140
Other operating	17.7	18.3	(60)
Occupancy	8.1	8.0	10
Total Restaurant Operating Costs	87.2%	87.0%	20

Restaurant Level Operating Profit	12.9%	13.0%	(10)
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes net loss and loss per diluted share, and adjusted loss per diluted share for the fifty-three weeks ended December 31, 2023 and fifty-two weeks ended December 25, 2022:

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
(Dollars and shares in thousands, except per share amounts)	December 31, 2023	December 25, 2022
Net loss as reported	$(21,228)	$(78,883)

Loss per share - diluted:
Net loss as reported	$(1.34)	$(4.98)
Gift card breakage(1)	0.03	(0.33)
Write-off of unamortized debt issuance costs(2)	—	0.11
Other charges (gains), net:
Asset impairment	0.58	2.43
Gain on sale of restaurant property, net of expenses	(1.87)	(0.58)
Severance and executive transition, net of $128 and $(3,299) in stock-based compensation	0.22	0.14
Other financing costs(3)	—	0.09
Restaurant closure costs, net	0.19	0.05
Closed corporate office costs, net of sublease income	0.03	0.03
Litigation contingencies	0.58	0.26
Asset disposal and other	0.11	0.03
Income tax effect	0.04	(0.58)
Adjusted loss per share - diluted	$(1.44)	$(3.32)

Weighted average shares outstanding
Basic	15,835	15,840
Diluted(4)	15,835	15,840
(1)    During 2022, the Company re-evaluated the estimated redemption pattern related to gift cards. The impact of this change in estimate comprised $5.9 million included in Other revenue, partially offset by $0.6 million in gift card commission costs included in Selling, general, and administrative expenses on the Consolidated Statements of Operations.
(2)    During 2022, the Company completed the refinancing of our Credit Facility and reported a non-cash charge associated with the write-off of unamortized debt issuance costs related to the remaining unamortized debt issuance costs.
(3)    Other financing costs includes legal and other charges related to the refinancing of our Credit Facility in 2022.
(4)    The impact of dilutive shares is excluded due to the reported net loss for all periods presented.

The following table summarizes net loss, and EBITDA and adjusted EBITDA for the fifty-three weeks ended December 31, 2023 and fifty-two weeks ended December 25, 2022:

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	December 31, 2023	December 25, 2022
Net loss as reported	$(21,228)	$(78,883)
Interest expense, net	25,796	19,882
Income tax provision (benefit)	310	747
Depreciation and amortization	66,190	76,245
EBITDA	71,068	17,991

Gift card breakage(1)	480	(5,246)
Other charges, net:
Asset impairment	9,130	38,534
Gain on sale of restaurant property	(29,543)	(9,204)
Severance and executive transition	3,419	2,280
Other financing costs(2)	—	1,462
Restaurant closure costs	3,062	828
Closed corporate office costs, net of sublease income	416	475
Litigation contingencies	9,140	4,148
Asset disposal and other	1,713	438
Adjusted EBITDA	$68,885	$51,706
(1)    During 2022, the Company re-evaluated the estimated redemption pattern related to gift cards. The impact of this change in estimate comprised $5.9 million included in Other revenue, partially offset by $0.6 million in gift card commission costs included in Selling, general, and administrative expenses on the Consolidated Statements of Operations.
(2)    Other financing costs includes legal and other charges related to the refinancing of our Credit Facility in 2022.
We define EBITDA as net loss before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA and Adjusted loss per share-diluted are supplemental measures of our performance that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures give the reader additional insight into the ongoing operational results of the Company, and are intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted EBITDA and adjusted loss per share-diluted exclude the impact of non-operating or nonrecurring items including changes in estimate, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains on sale leaseback transactions, severance and executive transition costs and other non-recurring, non-cash or discrete items; net of income tax impacts. Other companies may define these non-GAAP measures differently, and as a result may not be directly comparable to those of other companies. Adjusted loss per share-diluted and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Income from Operations, and Restaurant Level Operating Profit for the fifty-three weeks ended December 31, 2023 and fifty-two weeks ended December 25, 2022:

	Fifty-Three Weeks Ended		Fifty-Two Weeks Ended
	December 31, 2023		December 25, 2022
Income (loss) from operations	$4,542	0.3%	$(57,497)	(4.5)%

Less:
Franchise royalties, fees and other revenue	28,752	2.2%	35,345	2.8%

Add:
Other charges (gains), net	(2,663)	(0.2)	38,961	3.1
Pre-opening costs	587	—	568	—
Selling	34,770	2.7	51,700	4.1
General and administrative expenses	89,360	6.9	84,912	6.7
Depreciation and amortization	66,190	5.1	76,245	6.0
Restaurant level operating profit	$164,034		$159,544

Income (loss) from operations as a percentage of total revenues	0.3%		(4.5)%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	12.9%		13.0%
The Company believes restaurant level operating profit is an important measure for management and investors because it is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant level operating efficiency and performance. The Company defines restaurant level operating profit to be income from operations less franchise royalties, fees and other revenue, plus other charges (gains), net, pre-opening costs, selling costs, general and administrative expenses, and depreciation and amortization. The measure includes restaurant level occupancy costs that include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs, but excludes depreciation and amortization expense, substantially all of which is related to restaurant level assets, because such expenses represent historical sunk costs which do not reflect current cash outlay for the restaurants. The measure also excludes costs associated with selling, general, and administrative functions, pre-opening costs, as well as, other charges (gains), net because these costs are non-operating or nonrecurring and therefore not related to the ongoing operations of its restaurants. Restaurant level operating profit is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income (loss) from operations as an indicator of financial performance. Restaurant level operating profit as presented may not be comparable to other similarly titled measures of other companies in the Company's industry.
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
	December 31, 2023	December 25, 2022
Company-owned:
Beginning of period	414	430
Opened during the period	1	—
Acquired from franchisees	5	—
Closed during the period	(5)	(16)
End of period	415	414
Franchised:
Beginning of period	97	101
Opened during the period	—	1
Sold to Company during the period	(5)	—
Closed during the period	(1)	(5)
End of period	91	97
Total number of restaurants	506	511

The following table presents total Company-owned and franchised restaurants by state or province as of December 31, 2023:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	1
Alaska		3
Alabama	4
Arizona	18	1
California	57
Colorado	22
Connecticut	3
Delaware		5
Florida	17
Georgia	6
Iowa	5
Idaho	8
Illinois	20
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	16	2
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	18	9
Utah	1	5
Virginia	20
Washington	37
Wisconsin	11

Province:
British Columbia		11
Total	415	91

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

	Year Ended
	December 31, 2023	December 25, 2022
Revenues:
Restaurant revenue	97.8%	97.2%
Franchise revenue	1.2	1.5
Other revenue	1.0	1.3
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs(1) (excluding depreciation and amortization shown separately below):
Cost of sales	24.2%	24.9%
Labor	37.2	35.8
Other operating	17.7	18.3
Occupancy	8.1	8.0
Total restaurant operating costs	87.2	87.0
Depreciation and amortization	5.1	6.0
Selling, general, and administrative expenses	9.5	10.8
Pre-opening costs	—	—
Other charges (gains), net	(0.2)	3.1
Income (loss) from operations	0.3%	(4.5)%
Other expense (income):
Interest expense	2.0%	1.6%
Interest (income) and other, net	(0.1)	—
Total other expenses, net	2.0	1.6
Loss before income taxes	(1.6)	(6.2)
Income tax expense (benefit)	0.0	0.1
Net loss	(1.6)%	(6.2)%
(1)    Expressed as a percentage of restaurant revenue.

Revenues

	Year Ended
(Revenues in thousands)	2023	2022	Percent Change
Restaurant revenue	$1,274,294	$1,230,189	3.6%
Franchise revenue	15,867	19,306	(17.8)%
Other revenue	12,885	16,039	(19.7)%
Total revenues	$1,303,046	$1,265,534	3.0%

Average weekly net sales volumes in Company-owned restaurants	$59,454	$55,852	6.4%
Total operating weeks	21,643	22,028	(1.7)%
Restaurant revenue, which comprises primarily food and beverage sales, increased $44.1 million in 2023, or 3.6%, as compared to 2022. The fifty-third week in 2023 contributed approximately $24.5 million in restaurant revenue. Of the remaining $19.6 million increase, $18.8 million, or 1.6%, was due to an increase in comparable restaurant revenue and the remaining $0.7 million increase was due to non-comparable restaurants, primarily attributed to the Company's purchase of five restaurants from a Franchisee in the second quarter of fiscal year 2023. The comparable restaurant revenue increase was driven by a 6.8% increase in average Guest check with a 5.2% decrease in Guest count. The increase in average Guest check resulted from a 7.5% increase in menu pricing and 0.9% decrease in discounts, partially offset by a 1.6% decrease in menu mix. The decrease in menu mix was primarily driven by Guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and the removal of low Guest preference, but higher priced burger options. Dine-in sales comprised 75.0% of total food and beverage sales in 2023, as compared to 71.3% in 2022.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period. Comparable restaurant revenues include those restaurants that are in the comparable base based on operating five full fiscal quarters as of the end of each period presented. Closed Company-owned restaurants were not included in the comparable base for the fiscal years ended December 31, 2023 and December 25, 2022. Fluctuations in average weekly net sales volumes for Company-owned restaurants reflect the effect of comparable restaurant revenue changes as well as the performance of new restaurants during the period.
Franchise revenue primarily includes royalty income and advertising fund contributions. Franchise revenue decreased $3.4 million, or 17.8%, in 2023 compared to 2022. Franchise revenue declined primarily due to a reduction in the percentage of sales each franchisee is required to contribute to support selling activities. This reduction results from an increased focus on local restaurant marketing and reduced national and/or mass media channels pursuant to our North Star strategy. The percentage of sales each franchisee is required to contribute could change in the future, as we expect to align contributions with spending levels, subject to compliance with the respective franchise agreement.
Other revenue primarily comprises gift card breakage, which represents the value associated with the portion of gift cards sold that are unlikely to be redeemed, licensing income, and recycling income. During 2023 and 2022, we recognized $9.9 million and $13.8 million of gift card breakage.
Cost of Sales

(In thousands, except percentages)	2023	2022	Percent Change
Cost of sales	$308,962	$306,509	0.8%
As a percent of restaurant revenue	24.2%	24.9%	(0.7)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 70 basis points in 2023 as compared to 2022. The decrease was primarily driven by menu price increases and implementation of various cost savings initiatives, partially offset by commodity inflation and investments to enhance food quality.

Labor

(In thousands, except percentages)	2023	2022	Percent Change
Labor	$473,538	$440,564	7.5%
As a percent of restaurant revenue	37.2%	35.8%	1.4%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue increased 140 basis points in 2023 as compared to 2022. The increase was primarily driven by investments in hourly labor, management labor, and related payroll taxes. Additionally, incentive compensation expense increased due to increased achievement of incentive targets, partially offset by lower group insurance expense. In 2023, we made investments in management and hourly labor to support an enhanced Guest experience, with an objective to drive increases in Guest traffic count over time, resulting in an increase in restaurant profitability.
Other Operating

(In thousands, except percentages)	2023	2022	Percent Change
Other operating	$224,999	$224,704	0.1%
As a percent of restaurant revenue	17.7%	18.3%	(0.6)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. Other operating costs as a percentage of restaurant revenue decreased 60 basis points compared to the same period in 2022. The decrease was primarily driven by reduced third party commission expenses associated with lower off-premises mix and lower commission rates, and reduced restaurant supply costs primarily due to various cost saving initiatives, partially offset by higher repairs and maintenance costs.
Occupancy

(In thousands, except percentages)	2023	2022	Percent Change
Occupancy	$102,761	$98,868	3.9%
As a percent of restaurant revenue	8.1%	8.0%	0.1%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. In 2023, occupancy costs increased $3.9 million or 10 basis points as a percentage of revenue compared to 2022. This increase is primarily driven by an increase in fixed rents related to the sale-leaseback of 18 locations and the acquisition of five restaurants from a franchisee, mostly offset by reduced expenses related to net Company-owned restaurant closures.
Depreciation and Amortization

(In thousands, except percentages)	2023	2022	Percent Change
Depreciation and amortization	$66,190	$76,245	(13.2)%
As a percent of total revenues	5.1%	6.0%	(0.9)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. In 2023, depreciation and amortization expense as a percentage of revenue decreased 90 basis points as compared to 2022. The decrease is primarily due to asset impairments and disposals reducing the depreciable asset base.
Selling, General, and Administrative expenses

(In thousands, except percentages)	2023	2022	Percent Change
Selling, general, and administrative expenses	$124,130	$136,612	(9.1)%
As a percent of total revenues	9.5%	10.8%	(1.3)%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs, our Restaurant Support Center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and Board of Directors' expenses. Selling, general, and administrative expense decreased $12.5 million, or 9.1% in 2023 as compared to 2022.

General and administrative expenses increased $4.4 million or 5.2% in 2023 as compared to 2022. The increase in 2023 was primarily driven by higher incentive compensation, increased travel, and lower capitalized costs due to fewer eligible capital projects, partially offset by a decrease in wages and stock compensation due to a reduction in force in the fourth quarter of fiscal 2022 and executive transitions in fiscal years 2022 and 2023.
Selling expenses decreased $16.9 million or 32.7% in 2023 as compared to 2022. The decrease resulted from a strategic shift as part of the North Star Plan to reallocate dollars from selling expenses to support investments in the Guest experience. The reductions in selling expenses were primarily in internet and local media.
Pre-opening Costs

(In thousands, except percentages)	2023	2022	Percent Change
Pre-opening costs	$587	$568	3.3%
As a percent of total revenues	—%	—%	—%
Pre-opening costs, which are expensed as incurred, comprise the costs related to preparing restaurants to introduce Donatos® and other initiatives, as well as direct costs, including labor, occupancy, training, and marketing, incurred related to opening new restaurants and hiring the initial work force. Our pre-opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurants where Donatos® has been introduced, the number of restaurant openings, the size of the restaurants being opened, and the location of the restaurants. Pre-opening costs for any period will typically include expenses associated with restaurants opened during the period as well as expenses related to restaurants opening in subsequent periods.
Pre-opening costs increased due to one new restaurant opening in 2023 as compared to none in 2022 mostly offset by a decrease due to 26 Donatos® installations in 2023 as compared to 52 Donatos® installations in 2022.
Other Charges (Gains), net

(In thousands, except percentages)	2023	2022	Percent Change
Asset impairment	$9,130	$38,534	(76.3)%
Gain on sale of restaurant property, net of expenses	(29,543)	(9,204)	*
Severance and executive transition, net of $128 and $3,299 in stock-based compensation	3,419	2,280	50.0%
Other financing costs	—	1,462	(100.0)%
Restaurant closure costs, net	3,062	828	*
Closed corporate office costs, net of sublease income	416	475	(12.4)%
Litigation contingencies	9,140	4,148	*
Asset disposal and other	1,713	438	*
Other charges (gains), net	$(2,663)	$38,961

* Percentage increases and decreases over 100 percent were not considered meaningful.
For further information on Other charges (gains) line items, refer to Note 4. Other Charges (Gains), net, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Interest Expense and Interest Income
Interest expense in 2023 and 2022 was $26.6 million and $20.6 million, respectively. The $5.9 million increase was due to higher weighted average interest rates. Our weighted average interest rate in 2023 and 2022 was 12.7% and 9.1%, respectively. Average outstanding debt in 2023 and 2022 was $205.6 million and $200.8 million, respectively.
Interest income and other increased by $1.1 million in 2023 due to investment changes related to a deferred compensation plan for which assets are held in a rabbi trust, along with higher interest income on bank account balances in the 53-week period.
Income Taxes
Income tax provision was $0.3 million in 2023, compared to an income tax provision of $0.7 million in 2022. Our effective tax rate was a 1.5% provision in 2023 and a 1.0% provision in 2022, reflecting minimum state income taxes and state franchise taxes despite a pretax net loss position.

Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash decreased $26.6 million to $31.6 million at December 31, 2023, from $58.2 million at the beginning of the fiscal year. Approximately $17.2 million of the decline is due to the timing of our payroll cycle which occurred in the 53rd fiscal week and, as a result, was recorded as a cash outflow in the 2023 fiscal year.
The Company is using available cash flow from operations to maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of December 31, 2023, the Company had approximately $48.6 million in liquidity, including cash and cash equivalents and $25.0 million available borrowing capacity under its Credit Facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each fiscal year presented (in thousands):

	Year Ended
	2023	2022
Net cash provided by (used in) operating activities	$(1,157)	$35,532
Net cash provided by (used in) investing activities	8,226	(29,568)
Net cash provided by (used in) financing activities	(33,712)	29,533
Effect of exchange rate changes on cash	2	(41)
Net change in cash and cash equivalents, and restricted cash	$(26,641)	$35,456
Operating Cash Flows
Net cash flows provided by operating activities decreased $36.7 million to $1.2 million in 2023 as compared to 2022. The change in net cash provided by operating activities is primarily attributable to the timing of payroll as a result of the 53rd week discussed above, the receipt of an income tax refund of $14.6 million in 2022, and severance payments and higher interest payments in 2023.
Investing Cash Flows
Net cash flows provided by investing activities increased $37.8 million to $8.2 million in 2023 as compared to 2022. The increase in cash flows provided by investing activities is primarily due to proceeds from sale-leaseback transactions and a sale of real estate, partially offset by increased capital expenditures and the acquisition of five franchised restaurants.
The following table lists the components of our capital expenditures for each fiscal year presented (in thousands):

	Year Ended
	2023	2022
Restaurant improvement capital and other	$22,160	$15,882
Investment in technology, infrastructure, and other	16,778	12,303
Donatos® expansion	8,620	6,054
New restaurants and restaurant refreshes	1,882	3,920
Total capital expenditures	$49,440	$38,159
Restaurant improvement capital and other consists of capital equipment for our restaurants. Investment in technology, infrastructure and other consists of capital costs related to restaurant technology assets, capital overhead, and other centrally developed assets. Expenditures for Donatos® expansion include expenditures for kitchen equipment, other equipment and other capital costs associated with adding Donatos® to our restaurants.
Financing Cash Flows
Net cash flows used in financing activities increased $63.2 million to $33.7 million in 2023 as compared to 2022.
In 2022, financing activities were a source of cash, due to net draws made on long-term debt as a result of the Company's refinancing of debt on March 4, 2022. In 2023, the use of cash resulted primarily from the Company’s repayment of outstanding debt with proceeds from the sale-leaseback transaction, $10.0 million of share repurchases, and standard principal payments due under the terms of the Company’s Credit Agreement.

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
As of December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $182.6 million net of $6.5 million of unamortized deferred financing charges and discounts, none of which was classified as current. As of December 31, 2023, the Company had $25.0 million of available borrowing capacity under its Credit Facility, and $7.7 million letters of credit issued against cash collateral. The Company's cash collateral is recorded in Restricted cash on our Consolidated Balance Sheets.
For additional information regarding our Credit Facility, see Note 8. Borrowings included within the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant. As of December 31, 2023, we were in compliance with all debt covenants.
Debt Outstanding
Total debt outstanding decreased $25.7 million to $189.1 million at December 31, 2023, from $214.9 million at December 25, 2022, primarily driven by payments of long-term debt using proceeds from the sale-leaseback transactions during the fifty-three weeks ended December 31, 2023.
Share Repurchase
On August 9, 2018, the Company's Board of Directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through December 31, 2023, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. The Company completed $10.0 million of share repurchases in 2023 and no share repurchases during 2022. Accordingly, as of December 31, 2023, we had $58.4 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
Contractual Obligations
The following table summarizes the amounts of payments due under specified contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	2024	2025 - 2026	2027 - 2028	Thereafter
Long-term debt obligations(1)	$278,312	$22,292	$44,585	$211,435	$—
Finance lease obligations(2)	10,784	1,386	2,815	2,451	4,132
Operating lease obligations(3)	619,896	82,310	153,136	126,940	257,510
Purchase obligations(4)	230,683	61,464	95,328	49,813	24,078
Other non-current liabilities(5)	1,903	360	142	74	1,327
Total contractual obligations	$1,141,578	$167,812	$296,006	$390,713	$287,047
———————————————————
(1) Long-term debt obligations primarily represent minimum required principal payments under our existing Credit Agreement as of December 31, 2023, including estimated interest of $89.2 million based on a 11.62% average borrowing interest rate.
(2) Finance lease obligations include interest of $2.1 million.
(3) Operating lease obligations exclude variable lease costs, such as sales based contingent rent, and include interest of $192.6 million.
(4) Purchase obligations primarily include the Company's share of expected system-wide fixed price commitments for food, beverage, and restaurant supply items. The timing of amounts presented is estimated based on anticipated inventory needed for the Company’s restaurants and could vary due to changes in anticipated traffic counts, consumer preferences, or other factors.

(5) Other non-current liabilities primarily represent the employee deferred compensation plan liability.
Financial Condition and Future Liquidity
We require capital principally to maintain, improve, and refurbish existing restaurants; build new restaurants; support infrastructure needs; fund operational changes; and for general operating purposes. We are required to make interest and principal payments under the terms of our Credit Agreement, and may use capital to pay additional principal on our borrowings or repurchase our common stock as allowed by our Credit Agreement. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations and our Credit Facility. We expect cash flows from operations and available borrowing capacity under the Credit Facility will be sufficient to meet debt service, capital expenditures, and working capital requirements for at least the next twelve months. The Company is working to complete a third sale-leaseback transaction related to its owned properties and if completed, anticipates proceeds will be used to repay debt. We and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors generally grant short-term trade credit for purchases, such as food and supplies. The addition of new restaurants and refurbishment of existing restaurants are reflected as long-term assets and not as part of working capital.
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
Critical Accounting Estimates
Critical accounting estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant-level cash flows, which are subject to the current economic environment, and we might obtain different results if we use different assumptions or conditions. We have identified the following as the Company's most critical accounting estimates, which are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

Judgments made by management related to our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions, changes in operating performance, and the ongoing maintenance and improvements of the assets. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant's past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. For those restaurants for which undiscounted cash flows did not exceed their carrying value, we compared the carrying amount of each restaurant to its fair value as estimated by management. Determining the fair value of the long-lived assets requires the use of estimates and assumptions and is typically determined using a discounted cash flow projection model. The weighted average cost of capital discount factor is determined using external information such as the risk-free rate of return, industry beta factors, and premium adjustments. Management uses other market information such as market rent and discount rates, which are subject to judgment, to estimate the fair value of restaurant right of use lease assets. During 2023, the Company recognized non-cash impairment charges of $9.1 million, primarily related to the impairment of the long-lived assets at 19 underperforming locations and quota state liquor licenses at three locations. During 2022, the Company recognized non-cash impairment charges of $38.5 million, primarily related to impairments of long-lived assets at 46 underperforming locations and quota state liquor licenses at six locations.
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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of December 31, 2023, we had $189.1 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.9 million on an annualized basis.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Commodity Price Risks
We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, weather, seasonality, production, trade policy, and other factors. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities. As of December 31, 2023, approximately 50% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2027. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain to mitigate our overall commodity risk. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $3.1 million on an annualized basis.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 31, 2023 and December 25, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows, for the periods ended December 31, 2023, December 25, 2022, and December 26, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for the periods ended December 31, 2023, December 25, 2022, and December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Long-Lived Assets – Refer to Notes 1, 4, and 9 in the Financial Statements
Critical Audit Matter Description
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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 28, 2024

We have served as the Company's auditor since 2021.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2023	December 25, 2022
Assets:
Current assets:
Cash and cash equivalents	$23,634	$48,826
Accounts receivable, net	21,592	21,989
Inventories	26,839	26,447
Prepaid expenses and other current assets	11,785	12,938
Restricted cash	7,931	9,380
Total current assets	91,781	119,580
Property and equipment, net	261,258	318,517
Operating lease assets, net	361,609	361,432
Intangible assets, net	15,491	17,727
Other assets, net	11,795	14,889
Total assets	$741,934	$832,145
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$27,726	$39,336
Accrued payroll and payroll-related liabilities	32,524	33,666
Unearned revenue	36,067	46,944
Current portion of operating lease liabilities	43,819	47,394
Current portion of long-term debt	—	3,375
Accrued liabilities and other current liabilities	46,201	49,498
Total current liabilities	186,337	220,213
Long-term debt	182,594	203,155
Long-term portion of operating lease liabilities	383,439	393,157
Other non-current liabilities	10,006	13,831
Total liabilities	762,376	830,356
Stockholders' (deficit) equity:
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,528 and 15,934 shares outstanding as of December 31, 2023 and December 25, 2022	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 25, 2022	—	—
Treasury stock 4,921 and 4,515 shares, at cost as of December 31, 2023 and December 25, 2022	(174,702)	(182,810)
Paid-in capital	229,680	238,803
Accumulated other comprehensive loss, net of tax	(22)	(34)
Accumulated deficit	(75,418)	(54,190)
Total stockholders' (deficit) equity	(20,442)	1,789
Total liabilities and stockholders' (deficit) equity	$741,934	$832,145
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Revenues:
Restaurant revenue	$1,274,294	$1,230,189	$1,137,643
Franchise revenue	15,867	19,306	17,236
Other revenue	12,885	16,039	6,758
Total revenues	1,303,046	1,265,534	1,161,637
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	308,962	306,509	260,896
Labor (includes $475, $958, and $894 of stock-based compensation)	473,538	440,564	409,901
Other operating	224,999	224,704	207,829
Occupancy	102,761	98,868	96,484
Depreciation and amortization	66,190	76,245	83,438
Selling, general, and administrative expenses (includes $6,329, $8,635, and $5,728 of stock-based compensation)	124,130	136,612	122,743
Pre-opening costs	587	568	1,410
Other charges (gains), net (includes $128, $(3,299), and $0 of stock-based compensation)	(2,663)	38,961	16,074
Total costs and expenses	1,298,504	1,323,031	1,198,775

Income (loss) from operations	4,542	(57,497)	(37,138)
Other expense (income):
Interest expense	26,560	20,643	14,176
Interest (income) and other, net	(1,100)	(4)	(719)
Total other expenses, net	25,460	20,639	13,457
Loss before income taxes	(20,918)	(78,136)	(50,595)
Income tax expense (benefit)	310	747	(152)
Net loss	$(21,228)	$(78,883)	$(50,443)
Loss per share:
Basic	$(1.34)	$(4.98)	$(3.22)
Diluted	$(1.34)	$(4.98)	$(3.22)
Weighted average shares outstanding:
Basic	15,835	15,840	15,660
Diluted	15,835	15,840	15,660

Other comprehensive (loss) income:
Foreign currency translation adjustment	$12	$(35)	$5
Other comprehensive (loss) income, net of tax	12	(35)	5
Total comprehensive loss	$(21,216)	$(78,918)	$(50,438)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax	Retained Earnings (Deficit)
					Paid-in Capital
	Shares	Amount	Shares	Amount				Total
Balance, December 27, 2020	20,449	$20	4,901	$(199,908)	$243,407	$(4)	$75,136	$118,651
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(174)	7,105	(7,484)	—		(379)
Non-cash stock compensation	—	—	—	—	6,637	—		6,637
Net loss	—	—	—	—	—	—	(50,443)	(50,443)
Other comprehensive loss	—	—	—	—	—	5	—	5
Balance, December 26, 2021	20,449	20	4,727	(192,803)	242,560	1	24,693	74,471
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(212)	9,993	(10,080)	—	—	(87)
Non-cash stock compensation	—	—	—	—	6,323	—	—	6,323
Net loss	—	—	—	—	—	—	(78,883)	(78,883)
Other comprehensive income	—	—	—	—	—	(35)	—	(35)
Balance, December 25, 2022	20,449	20	4,515	(182,810)	238,803	(34)	(54,190)	1,789
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(456)	18,068	(16,063)	—	—	2,005
Acquisition of treasury stock	—	—	862	(9,960)	—	—	—	(9,960)
Non-cash stock compensation	—	—	—	—	6,940	—		6,940
Net loss	—	—	—	—	—	—	(21,228)	(21,228)
Other comprehensive loss	—	—	—	—	—	12	—	12
Balance, December 31, 2023	20,449	$20	4,921	$(174,702)	$229,680	$(22)	$(75,418)	$(20,442)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Cash Flows From Operating Activities:
Net loss	$(21,228)	$(78,883)	$(50,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,190	76,245	83,438
Gift card breakage	(9,874)	(13,807)	(5,022)
Asset impairment	9,130	38,534	7,052
Non-cash other charges (gains)	(1,404)	(3,440)	346
Stock-based compensation expense	6,933	6,294	6,622
Gain on sale of property	(30,137)	(9,204)	—
Amortization of debt issuance costs	2,032	3,530	3,032
Other, net	(794)	287	71
Changes in operating assets and liabilities:
Accounts receivable	364	(26)	(4,919)
Inventories	(280)	(1,813)	(1,925)
Income tax receivable	33	15,263	759
Prepaid expenses and other current assets	1,558	2,289	(3,066)
Operating lease assets, net of liabilities	(11,841)	(7,036)	(9,293)
Trade accounts payable and accrued liabilities	(9,843)	11,724	19,449
Unearned revenue	(1,097)	4,035	9,539
Other operating assets and liabilities, net	(899)	(8,460)	(8,348)
Net cash provided by (used in) operating activities	(1,157)	35,532	47,292
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(49,440)	(38,159)	(42,261)
Proceeds from sale-leaseback	58,801	—	—
Proceeds from sales of property and equipment, and other	2,394	8,591	20
Acquisition of franchised restaurants	(3,529)	—	—
Net cash provided by (used in) investing activities	8,226	(29,568)	(42,241)
Cash Flows From Financing Activities:
Borrowings of long-term debt	—	297,151	192,500
Payments of long-term debt and capital leases	(25,755)	(266,519)	(188,845)
Purchase of treasury stock	(9,960)	—	—
Debt issuance costs	—	(4,869)	(1,714)
Proceeds related to real estate sale	—	3,856	—
(Uses) proceeds from other financing activities, net	2,003	(86)	(378)
Net cash provided by (used in) financing activities	(33,712)	29,533	1,563
Effect of exchange rate changes on cash	2	(41)	20
Net change in cash and cash equivalents, and restricted cash	(26,641)	35,456	6,634
Cash and cash equivalents, and restricted cash, beginning of period	58,206	22,750	16,116
Cash and cash equivalents, and restricted cash, end of period	$31,565	$58,206	$22,750

Supplemental disclosure of cash flow information
Income taxes paid (refunds received), net	$454	$(14,642)	$(962)
Interest paid, net of amounts capitalized	24,084	16,054	10,455
Accrued purchases of property, equipment and intangible assets	$1,836	$9,688	$4,655
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
(a) Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our", or the "Company"), primarily operates, franchises, and develops casual dining restaurants in North America. As of December 31, 2023, the Company owned and operated 415 restaurants located in 39 states. The Company also had 91 casual dining restaurants operated by franchisees in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2023	December 31, 2023	53
2022	December 25, 2022	52
2021	December 26, 2021	52
Upcoming Fiscal Years:
2024	December 29, 2024	52
2025	December 28, 2025	52
(c) Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company’s financial statements as of and for the year ended December 25, 2022, and as previously disclosed in our Form 10-Q, the Company discovered a multi-year error in its calculation and recognition of revenue related to gift cards, primarily related to breakage revenue that had been recognized for bonus and discounted gift cards for which no or discounted monetary consideration was received, which resulted in the Company overstating total revenues by $1.1 million for the year ended December 25, 2022 and $0.4 million for the year ended December 26, 2021. The period (rollover) impact of the error correction on net income (loss) for the year ended December 25, 2022 and December 26, 2021 increased net loss by $1.1 million and $0.4 million, respectively, and the cumulative impact of the error correction on unearned revenue was an increase of $3.6 million. Management has evaluated this misstatement and concluded it was not material to prior periods, individually or in the aggregate. However, correcting the cumulative effect of the error in the fifty-three weeks ended December 31, 2023 would have had a significant effect on the results of operations for such periods. Therefore, the Company has corrected the Consolidated Financial Statements for the prior periods presented in the Form 10-K filing for the year ended December 31, 2023. Additionally, comparative prior period amounts in the applicable Notes to the Consolidated Financial Statements have been restated.
The following tables reflect the effects of the correction on all affected line items of the Company's previously reported Consolidated Financial Statements presented in this Form 10-K:

CORRECTED CONSOLIDATED BALANCE SHEETS
	December 25, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Unearned revenue	$43,358	$3,586	$46,944
Total current liabilities	216,627	3,586	220,213
Total liabilities	826,770	3,586	830,356
Accumulated deficit	(50,604)	(3,586)	(54,190)
Total stockholders' equity (deficit)	5,375	(3,586)	1,789

CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Fifty-Two Weeks Ended December 25, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Restaurant revenue	$1,230,318	$(129)	$1,230,189
Franchise and other revenues	16,993	(954)	16,039
Total revenues	1,266,617	(1,083)	1,265,534
Loss before income taxes	(77,053)	(1,083)	(78,136)
Net loss	(77,800)	(1,083)	(78,883)
Net loss per share	(4.91)	(0.07)	(4.98)
Total comprehensive loss	(77,835)	(1,083)	(78,918)

OTHER NON-GAAP INFORMATION:
Adjusted EBITDA	52,789	(679)	52,110

CORRECTED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Fifty-Two Weeks Ended December 25, 2022
(in thousands)	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
As Previously Reported
Balance, December 26, 2021	$27,196	$76,974
Net loss	(77,800)	(77,800)
Balance, December 25, 2022	(50,604)	5,375
Adjustments
Balance, December 26, 2021	(2,503)	(2,503)
Net loss	(1,083)	(1,083)
Balance, December 25, 2022	(3,586)	(3,586)
As Corrected
Balance, December 26, 2021	24,693	74,471
Net loss	(78,883)	(78,883)
Balance, December 25, 2022	$(54,190)	$1,789

CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Fifty-Two Weeks Ended December 25, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(77,800)	$(1,083)	$(78,883)
Gift card breakage	(14,761)	954	(13,807)
Unearned revenue	3,906	129	4,035

CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Fifty-Two Weeks Ended December 26, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Restaurant revenue	$1,137,733	$(90)	$1,137,643
Franchise and other revenues	7,109	(351)	6,758
Total revenues	1,162,078	(441)	1,161,637
Loss before income taxes	(50,154)	(441)	(50,595)
Net loss	(50,002)	(441)	(50,443)
Net loss per share	(3.19)	(0.03)	(3.22)
Total comprehensive loss	(49,997)	(441)	(50,438)

OTHER NON-GAAP INFORMATION:
Adjusted EBITDA	63,526	(441)	63,085

CORRECTED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Fifty-Two Weeks Ended December 26, 2021
(in thousands)	Retained Earnings	Total Shareholders' Equity
As Previously Reported
Balance, December 27, 2020	$77,198	$120,713
Net loss	(50,002)	(50,002)
Balance, December 26, 2021	27,196	76,974
Adjustments
Balance, December 27, 2020	(2,063)	(2,063)
Net loss	(441)	(441)
Balance, December 26, 2021	(2,503)	(2,503)
As Corrected
Balance, December 27, 2020	75,135	118,650
Net loss	(50,443)	(50,443)
Balance, December 26, 2021	$24,693	$74,471

CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Fifty-Two Weeks Ended December 26, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(50,002)	$(441)	$(50,443)
Gift card breakage	(5,373)	351	(5,022)
Unearned revenue	9,449	90	9,539
(d) Reclassifications
Certain amounts presented have been reclassified within the December 25, 2022 Consolidated Balance Sheet, Note 7. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other Current Liabilities, and Note 11. Income Taxes to conform with the current period presentation. The reclassifications had no effect on the Company’s total balances. Additionally, certain amounts have been reclassified in Note 4. Other Charges (Gains), net for December 25, 2022 and December 26, 2021 to conform with the current period presentation, with no aggregate effect.
(e) Use of Estimates
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
(f) Summary of Significant Accounting Policies

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
The Company is required to carry restricted cash balances that are reserved as collateral for existing letters of credit. The amounts issued under letters of credit, which are undrawn totaled $7.7 million.
Accounts Receivable, Net - Accounts receivable, net consists primarily of third party gift card receivables, third party delivery partner receivables, trade receivables due from franchisees for royalties and advertising fund contributions, and tenant improvement allowances. At the end of 2023, there was approximately $9.7 million of gift card receivables in accounts receivable related to gift cards that were sold by third party retailers compared to $11.6 million at the end of 2022. At the end of 2023, there was also approximately $2.6 million related to third party delivery partners in accounts receivable compared to approximately $2.3 million at the end of 2022.

Inventories - Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of 2023 and 2022, food and beverage inventories were $9.4 million and $10.1 million, respectively, and supplies inventories were $17.4 million and $16.3 million, respectively.
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
Advertising - Under the Company's franchise agreements, both the Company and the franchisees must contribute up to 3.0% of revenues to two national media advertising funds (the "Advertising Funds"). These Advertising Funds are used to drive initial Guest trial and repeat visits, and build the Company's brand equity and awareness. Primary advertising channels include television advertising, digital media, social media programs, email, loyalty, and public relations initiatives.
Total advertising costs of $21.6 million, $35.7 million, and $34.3 million in 2023, 2022, and 2021 and were included in Selling, general, and administrative expenses.
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
Pre-opening Costs - Pre-opening costs are expensed as incurred. Pre-opening costs include rental expenses through the date of opening for each restaurant, travel expenses, wages, and benefits for the training and opening teams, as well as food, beverage, and other restaurant opening costs incurred prior to a restaurant opening for business. Costs related to preparing restaurants to introduce Donatos® are expensed as incurred and included in pre-opening costs.
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
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2019 through 2023 tax years.
The Company records interest and penalties associated with audits as a component of income before taxes. Penalties are recorded in Selling, general, and administrative expenses, interest received is recorded in Interest income and other, net, and interest paid is recorded in Interest expense on the consolidated statements of operations and comprehensive loss. The Company recorded immaterial penalty and interest expense on the identified tax liabilities in 2023, 2022, and 2021.

Loss Per Share - Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options and awards exercised their holdings into common stock. As the Company was in a net loss position for each of the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the impact of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 as follows (in thousands):

	2023	2022	2021
Basic weighted average shares outstanding	15,835	15,840	15,660
Dilutive effect of stock options and awards	—	—	—
Diluted weighted average shares outstanding	15,835	15,840	15,660

Awards excluded due to anti-dilutive effect on diluted earnings per share	1,409	1,481	875
Comprehensive Loss - Total comprehensive loss consists of the net loss and other gains and losses affecting stockholders' equity that, under U.S. GAAP, are excluded from net income. Other comprehensive (loss) income as presented in the consolidated statements of operations and comprehensive loss for 2023, 2022, and 2021 consisted of the foreign currency translation adjustment resulting from the Company's Canadian franchise operations.
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
2. Recent Accounting Pronouncements
Income Taxes
In December 2023, FASB issued Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update amends disclosure requirements to 1) improve the effectiveness and comparability of disclosures by aligning with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and removing disclosures that no longer are considered cost beneficial or relevant; and 2) improve the transparency of income tax disclosures related to the rate reconciliation and income taxes paid disclosures by requiring (a) consistent categories and greater disaggregation of information in the rate reconciliation and (b) income taxes paid disaggregated by jurisdiction. These amendments apply to all entities that are subject to Topic 740, Income Taxes, and will become effective for public business entities for annual periods beginning after December 15, 2024. We do not expect these amended disclosures will have a material impact to the Company's Consolidated Financial Statements or Notes to the Consolidated Financial Statements upon adoption.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.
3. Revenue
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Restaurant revenue	$1,274,294	$1,230,189	$1,137,643
Franchise revenue	15,867	19,306	17,236
Gift card breakage	9,874	13,808	5,022
Other revenue	3,011	2,231	1,736
Total revenues	$1,303,046	$1,265,534	$1,161,637
Contract Liabilities
Components of Unearned revenue in the Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2023	December 25, 2022
Unearned gift card revenue	$28,558	$35,837
Deferred loyalty revenue	7,509	11,107
Unearned revenue	$36,067	$46,944
Revenue recognized in the consolidated statements of operations and comprehensive loss for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Gift card revenue	$19,224	$24,109	$13,652
4. Other Charges (Gains), net
Other charges consist of the following (in thousands):

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Asset impairment	$9,130	$38,534	$7,052
Gain on sale of restaurant property, net of expenses	(29,543)	(9,204)	—
Severance and executive transition, net of $128 and $(3,299) in stock-based compensation	3,419	2,280	—
Other financing costs	—	1,462	—
Restaurant closure costs, net	3,062	828	6,276
Closed corporate office costs, net of sublease income	416	475	—
Litigation contingencies	9,140	4,148	1,330
Asset disposal and other	1,713	438	1,416
Other charges (gains), net	$(2,663)	$38,961	$16,074
Asset Impairment
During 2023, the Company recognized non-cash impairment charges of $9.1 million, primarily related to the impairment of the long-lived assets at 19 underperforming locations and quota state liquor licenses at three locations.

During 2022, the Company recognized non-cash impairment charges of $38.5 million, primarily related to impairments of long-lived assets at 46 underperforming locations and quota state liquor licenses at six locations.
During 2021, the Company recognized non-cash impairment charges of $7.1 million, primarily related to impairments of long-lived assets at 10 underperforming locations and quota state liquor licenses at seven locations.
Gain on Sale of Restaurant Property
During 2023, the Company sold 18 restaurant properties for aggregate net proceeds of $58.8 million in sale-leaseback transactions that resulted in a gain, net of expenses of $29.4 million. In addition, during 2023, the Company sold one restaurant property for total proceeds of $1.6 million which resulted in a gain, net of expenses of $0.1 million. The net proceeds are included within cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2023.
During 2022 the Company closed on an agreement to sell a restaurant property that the Company owned and leased back on a short-term basis. The Company collected initial net proceeds from the purchaser-lessor of $3.9 million in the second quarter of 2022, which represented a portion of the total consideration received from the sale. During the third quarter of 2022, the Company received the remaining proceeds, upon which the lease terminated and the sale transaction was completed, and recognized a $9.2 million gain on the sale of the restaurant property. The initial net proceeds of $3.9 million are included within cash flows from financing activities and the final proceeds received of $8.5 million are included within cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 25, 2022.
Severance and Executive Transition
During 2023 and 2022, the Company incurred severance and executive transition costs primarily related to a reduction in force of Team Members and costs associated with changes in leadership positions. See Note 7. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other Current Liabilities.
Other Financing Costs
Other financing costs include fees related to the entry by the Company into the new Credit Agreement (as defined below) on March 4, 2022 that were not capitalized with the closing of the Credit Facility. See Note 8. Borrowings.
Restaurant Closure Costs, net
Restaurant closure costs (gains) include the ongoing restaurant operating costs for closed Company-owned restaurants and closed restaurant lease termination gains or losses.
Closed Corporate Office Costs, Net of Sublease Income
Closed corporate office, net of sublease income relates to a corporate office facility that was vacated in 2022, and subleased in 2023.
Litigation Contingencies
In 2023, 2022 and 2021, the Company recorded reserves associated with litigation contingencies. See Note 12. Commitments and Contingencies, for further discussion.
Asset Disposal and Other
Asset disposals and other relate primarily to lease terminations and closures at Company-owned restaurants in 2023. The costs in 2022 and 2021 primarily relate to COVID-19 costs, including the cost of personal protective equipment for restaurant Team Members and Guests and providing emergency sick pay to restaurant Team Members during the pandemic.

5. Property and Equipment, Net
Property and equipment consist of the following at December 31, 2023 and December 25, 2022 (in thousands):

	December 31, 2023	December 25, 2022
Land	$19,703	$39,810
Buildings	49,178	98,235
Leasehold improvements	627,805	625,429
Furniture, fixtures, and equipment	377,158	379,409
Construction in progress	19,300	12,539
Property and equipment, gross	$1,093,144	$1,155,422
Accumulated depreciation and amortization	(831,886)	(836,905)
Property and equipment, net	$261,258	$318,517
Depreciation and amortization expense on property and equipment was $63.8 million in 2023, $73.7 million in 2022, and $80.5 million in 2021.
6. Intangible Assets
The following table presents intangible assets as of December 31, 2023 and December 25, 2022 (in thousands):

	December 31, 2023			December 25, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$46,863	$(39,777)	$7,087	$46,499	$(38,469)	$8,030
Leasehold interests	13,001	(10,503)	2,498	13,001	(10,092)	2,909
Liquor licenses and other	9,632	(9,393)	239	9,640	(9,376)	264
	$69,496	$(59,673)	$9,824	$69,140	$(57,937)	$11,203
Indefinite-lived intangible assets:
Liquor licenses and other	$5,667	$—	$5,667	$6,524	$—	$6,524
Intangible assets, net	$75,163	$(59,673)	$15,491	$75,664	$(57,937)	$17,727
The aggregate amortization expense related to intangible assets subject to amortization for 2023, 2022, and 2021 was $2.4 million, $2.5 million, and $2.9 million.
The estimated aggregate future amortization expense as of December 31, 2023 is as follows (in thousands):

2024	$2,294
2025	1,963
2026	1,594
2027	1,202
2028	744
Thereafter	2,027
$9,824

7. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 31, 2023 and December 25, 2022 (in thousands):

	December 31, 2023	December 25, 2022
Payroll and payroll-related taxes	$9,484	$15,799
Workers compensation insurance	4,363	4,816
Corporate and restaurant incentive compensation	9,617	4,101
Accrued vacation	6,528	5,920
Other	2,532	3,030
Accrued payroll and payroll-related liabilities	$32,524	$33,666
Accrued liabilities and other current liabilities consist of the following at December 31, 2023 and December 25, 2022 (in thousands):

	December 31, 2023	December 25, 2022
CARES Act deferred payroll tax	$—	$8,780
State and city sales tax payable	7,830	7,201
Real estate, personal property, state income, and other taxes payable	7,067	6,327
General liability insurance	6,204	5,815
Utilities	2,929	2,421
Legal	8,740	7,736
Accrued interest	1,657	1,195
Accrued marketing	3,650	722
Current portion of finance lease liabilities	939	1,094
Accrued severance	184	2,505
Other	7,001	5,702
Accrued liabilities and other current liabilities	$46,201	$49,498
Accrued severance represents one-time termination benefits primarily related to changes in leadership positions as a result of our strategic pivot under the North Star plan and a related reduction in force and are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The Company incurred a cumulative total of $5.1 million in one-time termination benefits in Other charges in the Consolidated Statements of Operations and Comprehensive Loss, which is comprised of $2.1 million and $3.0 million recognized during 2023 and 2022, respectively. One-time termination benefits activity for the years ended December 25, 2022 and December 31, 2023, respectively is as follows:

Termination Benefits
Balance as of December 26, 2021	$—
Charges	2,955
Cash Payments	(450)
Balance as of December 25, 2022	$2,505
Charges	2,077
Cash Payments	(4,398)
Balance as of December 31, 2023	$184
8. Borrowings
Borrowings as of December 31, 2023 and December 25, 2022 are summarized below:

	December 31, 2023		December 25, 2022
(Dollars in thousands)	Borrowings	Variable Interest Rates	Borrowings	Variable Interest Rates
Revolving line of credit	$—		$15,000	10.44%
Term loan	189,143	11.62%	199,000	9.81%
Notes payable	—		875
Total borrowings	189,143		214,875
Less: unamortized debt issuance costs and discounts(1)	6,549		8,345
Less: current portion of long-term debt	—		3,375
Long-term debt	$182,594		$203,155

Revolving line of credit unamortized deferred financing charges(1):	$752		$988
(1)     Loan origination costs associated with the Company's Credit Facility are included as deferred costs in Other assets, net for financing charges allocated to the Revolving line of credit, and Long-term debt for financing charges associated with the term loan in the accompanying Consolidated Balance Sheets.
Maturities of long-term debt as of December 31, 2023 are as follows (in thousands):

2024	$—
2025	—
2026	—
2027	189,143
Thereafter	—
$189,143
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
As of December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $182.6 million, in addition to amounts issued under letters of credit of $7.7 million. As of December 25, 2022, the Company had outstanding borrowings under the Credit Facility of $205.7 million, in addition to amounts issued under letters of credit of $9.1 million.
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
On July 17, 2023, the Company amended the Credit Agreement (the “Credit Agreement Amendment”) to remove the previously included $50.0 million aggregate cap (the “Prior Cap”) on sale-leasebacks of Company-owned real property. Pursuant to the Credit Agreement Amendment, it also was agreed that (i) the Company may reinvest in the business within 360 days of receipt the net proceeds of sale-leasebacks to the extent that such proceeds are equal to or less than the amount of the Prior Cap and (ii) the Company shall make a mandatory prepayment with the net proceeds of sale-leasebacks to the extent that such proceeds exceed the amount of the Prior Cap. Additionally, the prepayment premium associated with any mandatory prepayments derived from the net proceeds of sale-leasebacks that exceed the Prior Cap was reduced by the Credit Agreement Amendment to a premium equal to 50% of the prepayment premium otherwise applicable. The Amendment also made certain other conforming changes to the Existing Credit Agreement to effect the foregoing.
The summary descriptions of the Credit Agreement, the Security Agreement, and the Credit Agreement Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, each of which is filed as an exhibit to this Annual Report on Form 10-K.
During the first quarter of 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 25, 2022.
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
The following tables present the Company's assets measured at fair value on a recurring basis as of December 31, 2023 and December 25, 2022 (in thousands):

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,079	$2,079	$—	$—
Total assets measured at fair value	$2,079	$2,079	$—	$—

	December 25, 2022	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$4,250	$4,250	$—	$—
Total assets measured at fair value	$4,250	$4,250	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and intangible assets. These assets are measured at fair value if determined to be impaired.
During 2023, 2022, and 2021, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 4. Other Charges (Gains), net, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
Based on our 2023, 2022, and 2021 impairment analyses, we impaired long-lived assets at 19, 46 and 10 locations with carrying values of $36.5 million, $80.4 million, and $13.7 million, respectively. We determined the fair value of these long-lived assets in 2023, 2022, and 2021 to be $27.4 million, $42.4 million and $7.2 million, respectively, based on level 3 fair value measurements.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on quoted prices in the active market for the license in the same or similar jurisdictions, representing a level 1 fair value measurement. During the fourth quarter of 2023, the Company performed its annual review of its indefinite lived liquor licenses that had a carrying value of $6.2 million, and recorded impairment charges of $0.2 million to indefinite-lived intangibles in 2023. Impairment charges of $0.5 million were recorded to liquor licenses with indefinite lives in 2022 and $0.5 million impairment charges were recorded in 2021.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying consolidated balance sheets. As of December 31, 2023, the fair value of the Credit Facility was approximately $186.9 million and the principal amount carrying value was $189.1 million. The Credit Facility term loan is reported net of $6.5 million in unamortized discount and debt issuance costs in the consolidated balance sheet as of December 31, 2023. The carrying value approximated the fair value of the Credit Facility as of December 25, 2022, as the interest rate on the instrument approximated current market rates. The interest rate on the Credit Facility represents a level 2 fair value input.
10. Leases
The Company's finance and operating lease assets and liabilities as of December 31, 2023 and December 25, 2022 as follows (in thousands):

December 31, 2023	Finance(1)	Operating(2)
Lease assets, net	$6,264	$361,609

Current portion of lease obligations	939	43,819
Long-term portion of lease obligations	7,745	383,439
Total	$8,684	$427,258

December 25, 2022	Finance(1)	Operating(2)
Lease assets, net	$7,551	$361,432

Current portion of lease obligations	1,094	47,394
Long-term portion of lease obligations	8,958	393,157
Total	$10,052	$440,551
(1) Finance lease assets and obligations are included in Other assets, net, Accrued liabilities and other current liabilities, and Other non-current liabilities on our December 31, 2023 and December 25, 2022 Consolidated Balance Sheets.
(2) Operating lease assets and obligations are included in Operating lease assets, net, Current portion of operating lease liabilities, and Long-term portion of operating lease liabilities on our December 31, 2023 and December 25, 2022 Consolidated Balance Sheets.

The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Operating lease cost	$72,346	$69,879	$70,000
Finance lease cost:
Amortization of right of use assets(1)	985	1,121	856
Interest on lease liabilities (2)	520	583	532
Total finance lease cost	$1,505	$1,704	$1,388
Variable lease cost	19,806	18,965	19,812
Total lease costs	$93,657	$90,548	$91,200
(1) Amortization of finance lease right of use assets is recorded to depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Loss.
(2) Interest on finance lease liabilities is recorded to interest expense in our Consolidated Statements of Operations and Comprehensive Loss.
Maturities of our lease liabilities as of December 31, 2023 were as follows (in thousands):

	Finance Leases	Operating Leases
2024	$1,386	$82,310
2025	1,405	79,319
2026	1,410	73,817
2027	1,340	67,157
2028	1,111	59,783
Thereafter	4,132	257,510
Total future lease liability	$10,784	$619,896
Less imputed interest	2,100	192,638
Present value of lease liability	$8,684	$427,258

Supplemental cash flow information in thousands (except other information) related to leases is as follows:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$80,469	$85,400	$81,520
Finance leases	520	583	532
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	898	1,292	1,733
Cash paid for amounts included in the measurement of lease liabilities	$81,887	$87,275	$83,785

Right of use assets obtained in exchange for operating lease obligations	$53,915	$13,848	$28,738
Right of use assets obtained in exchange for finance lease obligations	$81	$1,139	$1,170

Other information related to operating leases as follows:
Weighted average remaining lease term	8.68	9.04	9.69
Weighted average discount rate	8.15%	7.25%	7.05%

Other information related to financing leases as follows:
Weighted average remaining lease term	9.34	10.27	10.81
Weighted average discount rate	4.87%	4.88%	4.56%
11. Income Taxes
Loss before income taxes includes the following components for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 (in thousands):

	2023	2022	2021
U.S.	$(20,894)	$(77,976)	$(50,419)
Foreign	(24)	(160)	(176)
Loss before income taxes	$(20,918)	$(78,136)	$(50,595)
The expense (benefit) for income taxes for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 consist of the following (in thousands):

	2023	2022	2021
Current:
Federal	$37	$374	$—
State	273	373	(152)
Foreign	—	—	—
Total current income tax expense (benefit)	$310	$747	$(152)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense (benefit)	—	—	—
Income tax expense (benefit), net	$310	$747	$(152)

The reconciliation between the income tax expense (benefit) and the amount of income tax computed by applying the U.S. federal statutory rate to loss before income taxes as shown in the accompanying Consolidated Statements of Operations and Comprehensive Loss for fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 is as follows:

	2023	2022	2021
Tax provision at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes	4.2	4.0	3.8
FICA tip tax credits	—	—	—
Foreign taxes versus U.S statutory rate	—	—	—
Valuation allowance on deferred income tax assets	(22.3)	(24.2)	(25.2)
Impact of CARES Act and related method changes	—	—	—
Other tax credits	—	—	—
Meals and entertainment	—	—	—
Excess stock options	(3.3)	(1.1)	1.1
Employee travel	—	—	—
Other	(1.1)	(0.7)	(0.4)
Effective tax rate	(1.5)%	(1.0)%	0.3%
The Company's federal and state deferred taxes at December 31, 2023 and December 25, 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Leasing transactions	$113,963	$115,832
General business and other tax credits	40,441	40,802
Net operating loss carryover	44,131	47,847
Accrued compensation and related costs	5,361	8,651
Goodwill	7,244	7,851
Stock-based compensation	6,333	7,309
Advanced payments	628	1,371
Interest expense	11,345	5,247
Other non-current deferred tax assets	2,478	3,479
Subtotal	231,924	238,389
Valuation allowance	(119,861)	(115,790)
Total	$112,063	$122,599

Deferred tax liabilities:
Leasing transactions	$(97,386)	$(97,871)
Property and equipment	(1,242)	(11,550)
Supplies inventory	(4,415)	(4,047)
Prepaid expenses	(1,472)	(1,906)
Other non-current deferred tax liabilities	(7,548)	(7,225)
Total	$(112,063)	$(122,599)

Net deferred tax asset	$—	$—
The Company had net operating loss carryforwards for tax purposes of $44.1 million as of December 31, 2023. This is comprised of approximately $17.0 million of federal net operating loss carryovers, approximately $17.9 million of state net operating loss carryovers, and approximately $9.2 million of foreign net operating loss carryovers. The federal net operating loss has an indefinite carryforward period, the state net operating loss carryovers expire at various dates between 2025 and 2042, and the foreign net operating loss carryovers expire at various dates between 2035 and 2042.
As of December 31, 2023, the Company had a deferred tax asset of $39.3 million related to federal tax credits, which expire at various dates between 2037 and 2041. The Company also had a deferred tax asset of $1.1 million related to state tax credits which expire in 2024.

The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all the tax benefit of its deferred income tax assets. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. In making this determination, the Company considers all available positive and negative evidence including historical operating losses, the reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies. In 2020, management determined that a full valuation allowance was required and has recorded a full valuation allowance as of December 31, 2023 and at December 25, 2022.
Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $119.9 million has been recorded against the deferred tax asset for federal and state tax credits, federal and state deferred tax assets, all net operating loss carry forwards and the deferred taxes of our foreign subsidiary.
The following table summarizes the Company's unrecognized tax benefits at December 31, 2023, December 25, 2022, and December 26, 2021 (in thousands):

	2023	2022	2021
Beginning of year	$185	$32	$80
Increase due to current year tax positions	—	177	3
Due to decrease to a position taken in a prior year	—	—	—
Settlements	—	—	—
Reductions related to lapses in the statute of limitations	—	(24)	(51)
End of year	$185	$185	$32
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.2 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements.
The Company had outstanding federal and state refund claims of approximately $0.6 million as of December 31, 2023.
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
As of December 31, 2023, we had reserves of $8.7 million for loss contingencies include within Accrued liabilities and other on our Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. We recorded estimated loss contingency reserves of approximately $9.1 million for the year ended December 31, 2023 related to ongoing litigation matters. We ultimately may be subject to greater or less than the accrued amount for this and other matters.

As of December 31, 2023, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $230.7 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
13. Stockholders' Deficit
On August 9, 2018, the Company's Board of Directors authorized an increase to the Company's share repurchase program of approximately $21 million to a total of $75 million of the Company's common stock. The increased share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In 2023, the Company repurchased $10.0 million in shares under its share repurchase program. From the date of the current program approval through December 31, 2023, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. Accordingly, as of December 31, 2023, we had $58.4 million of availability under the current share repurchase program.
14. Stock Incentive Plans
In May 2017, the Company's stockholders approved the 2017 Performance Incentive Plan (the "2017 Stock Plan"). Following the date of approval, all grants are made under the 2017 Stock Plan and no new awards may be granted under the Second Amended and Restated 2007 Performance Plan (the "2007 Stock Plan"). The 2017 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), and other forms of awards granted or denominated in the Company common stock or unit of the Company's common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2017 Stock Plan include officers, employees, directors, consultants, and other service providers or any affiliate of the Company. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2017 Stock Plan was 630,182 shares. The 2017 Stock Plan was amended in May 2019, and again in May 2020 to add an additional 660,000 and 275,000 shares, respectively, bringing the total maximum shares that may be issued to 1,565,182 shares as of December 31, 2023.
Vesting of the awards under the 2017 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2017 Stock Plan and 2007 Stock Plan fully vests, becomes exercisable and/or payable, as applicable, upon a change in control event. However, unless the individual award agreement provides otherwise, with respect to executive and certain other high level officers, upon the occurrence of a change in control, no award will vest unless such officers' employment with the Company is terminated by the Company without cause during the two years following such change in control event. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Vesting of awards under these plans were generally time based over a period of one year to four years. As of December 31, 2023, 100,210 options and awards to acquire the Company's common stock remained outstanding under the 2007 Stock Plan; all remaining options and awards are outstanding under the 2017 Stock Plan.
Stock-based compensation costs recognized in 2023, 2022, and 2021 were $6.8 million, $6.3 million, and $6.6 million with related income tax benefits of $0.8 million, $0.6 million, and $1.4 million. The 2022 costs were comprised of $9.6 million stock-based compensation, partially offset by a $3.3 million reduction due to Executive Team forfeitures recorded in Other charges in the Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2023, there was $9.9 million of unrecognized compensation cost, excluding estimated forfeitures. Unrecognized compensation costs are expected to be recognized over the weighted average remaining vesting period of approximately 1.13 years for the restricted stock units ("RSU") and 1.65 years for the performance stock units ("PSU"). There is no unrecognized compensation cost for stock options in the year ended December 31, 2023.

Stock Options
The tables below summarize the status of the Company's stock option plans (in thousands, except exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 25, 2022	419	$37.69
Granted	—	—
Forfeited/expired	(158)	42.32
Exercised	(144)	12.61
Outstanding, December 31, 2023	117	$62.32

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	117	$62.32	1.83	$—
Vested and expected to vest as of December 31, 2023(1)	116	$62.32	1.83	$—
Exercisable as of December 31, 2023	116	$62.32	1.83	$—
———————————————————
(1)    The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model, and expense is recognized straight line over the vesting period. No options were granted during 2023, 2022, or 2021.
Total intrinsic value of options exercised was $213 thousand, $4 thousand, and $89 thousand in 2023, 2022, and 2021, respectively.
Time-Based RSUs
During 2023, 2022, and 2021, the Company issued time-based restricted stock units ("RSUs") to certain employees as permitted under the 2017 Stock Plan. The RSUs granted to employees typically vest in equal installments over three to four years. For the Company's Board of Directors, RSUs vest in full on the earlier of the one-year anniversary of the grant date or the next annual stockholder meeting. Upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.
The table below summarizes the status of the Company's time-based RSUs under the 2017 and 2007 Stock Plans (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 25, 2022	432	$19.05
Awarded	565	11.93
Forfeited	(232)	20.13
Vested	(166)	15.96
Outstanding, December 31, 2023(1)	599	$12.75
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding awards. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.

Performance Stock Units
During 2023, 2022, and 2021, the Company granted performance stock unit awards ("PSUs") to certain employees as permitted under the 2017 Stock Plan. Each PSU represents the right to receive one share of the Company's common stock on the payment date.
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
The table below summarizes the status of the Company's performance stock units under the 2017 Stock Plan (shares in thousands):

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 25, 2022	233	$34.82
Awarded	369	18.95
Forfeited	(175)	29.41
Vested	—	—
Outstanding, December 31, 2023(1)	427	$23.38
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding awards. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
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
The table below summarizes the status of the Company' inducement grants (shares in thousands):

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 25, 2022	188	$7.57	124	$6.13
Awarded	—	—	—	—
Forfeited	—	—	—	—
Vested	(63)	7.57	—	—
Outstanding, December 31, 2023(1)	125	$7.57	124	$6.13
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding awards. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Long-Term Cash Incentive Plan
Beginning in 2020, the long-term cash incentive plan is based on relative total stockholder return defined as increases in the Company's stock price during a performance period of 3 years as compared to the total stockholder return of a group of peer companies. Compensation is recognized variably over the 3-year performance period based on a Monte Carlo valuation model. Beginning in 2017, the long-term cash incentive plan was based on operational metrics with 3 three-year performance periods. Compensation expense for awards granted before 2020 is recognized variably over the performance period based on the plan-to-date performance achievement. All long-term cash incentive awards cliff vest after 3 years at the end of each performance cycle. In 2023, 2022, and 2021, the Company recorded $(0.1) million, $(0.4) million, and $0.5 million, respectively in compensation expense to Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss related to the 2017 long-term cash incentive plan. The amounts recorded in 2023 include the reversal of the expense related to 2021 grants for which performance targets were not met.
During 2023 and 2022, there were no long-term cash incentive plan payouts. At December 31, 2023 and December 25, 2022, a $0.4 million and $0.6 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities on the consolidated balance sheets.
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
The Company recognized a $0.4 million increase in deferred compensation expense in 2023, and an increase in deferred compensation expenses of $0.8 million in 2022 and $0.7 million in 2021.
As of December 31, 2023 and December 25, 2022, $2.1 million and $4.3 million of deferred compensation assets are included in Other assets, net, in the accompanying Consolidated Balance Sheets. In 2023, $0.4 million of this deferred compensation is included in Prepaid expenses and other current assets.
As of December 31, 2023 and December 25, 2022, $1.7 million and $4.3 million of deferred compensation plan liabilities are included in Other non-current liabilities in the accompanying Consolidated Balance Sheets. In 2023, $0.4 million of this deferred compensation is included in Accrued liabilities and other current liabilities.
Employee Stock Purchase Plan
In July 2017, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the "ESPP Plan"). The ESPP Plan authorized 100,000 shares of the Company's common stock for issuance. In May 2020, our Board of Directors authorized the issuance of an additional 150,000 shares of the Company's common stock under the ESPP Plan. In December 2022, our Board of Directors authorized, and at our 2023 Annual Meeting of Stockholders, our stockholders approved, the issuance of an additional 350,000 shares of the Company's common stock under the ESPP Plan increasing the shares authorized to be granted under the ESPP Plan to a total of 600,000 shares. Under the ESPP Plan, eligible Team Members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and Team Members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan, which operates in the successive six months commencing on January 1 and July 1 of each fiscal year. During 2023, the Company issued a total of 136,190 shares under the ESPP Plan with 269,395 shares available for future issuance. During 2022, the Company issued a total of 63,841 shares under the ESPP Plan.
For 2023, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The assumptions used in the model included risk-free interest rates from 4.64% to 5.46%, 0.5 year expected life, expected volatilities from 55.00% to 55.25%, and 0% dividend yield. The weighted average fair value per share at grant date was $1.72.

For 2022, the assumptions used in the model included 4.05% risk-free interest rate, 0.5 year expected life, expected volatility of 55.00%, and 0% dividend yield. The weighted average fair value per share at grant date was $0.99. For 2021, the assumptions used in the model included 0.31% risk-free interest rate, 0.5 year expected life, expected volatility of 53.94%, and 0% dividend yield. The weighted average fair value per share at grant date was $4.36. The Company recognized $0.1 million of compensation expense related to this plan in 2023, $0.1 million in 2022, and $0.2 million in 2021.
Employee Defined Contribution Plan
The Company maintains a 401(k) Savings Plan ("401k Plan") which covers eligible Team Members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows Team Members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. Employer matching contributions equal to 100% of the first 3% of compensation and 50% on the next 2% of compensation. The Company matches contributions when the employee contribution is made, and the employer matching contributions are not subject to a vesting schedule. The Company recognized matching contribution expense of $3.0 million in 2023, $2.9 million in 2022, and $2.8 million in 2021.
16. Acquisition of Franchised Restaurants
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that, as of December 31, 2023, the Company's internal control over financial reporting is effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Denver, Colorado
February 28, 2024

ITEM 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers

None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Our Board of Directors has adopted codes of ethics that apply to all of our directors, officers, and employees, including our chief executive officer, chief financial officer, and all of the finance team. The full text of our codes of ethics can be found on the governance page of our website at ir.redrobin.com. In the event we make any amendment to, or grant any waiver from, a provision of our codes of ethics that requires disclosure under applicable SEC rules, we will disclose such amendment or waiver and the reasons therefor on our website.
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2024 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2024 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2024 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2024 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2024 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

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
(3)Index to Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.
(3.2)	Red Robin Gourmet Burgers, Inc. Fifth Amended and Restated Bylaws, as amended March 20, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 23, 2023.
(3.3)
Red Robin Gourmet Burgers, Inc. Fifth Amended and Restated Bylaws, marked to show amendments effective as of March 20, 2023. Incorporated by reference to Exhibit 3.21 to our Current Report on Form 8-K filed on March 23, 2023.

(4.1)	Specimen stock certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of our Registration Statement on Form S-1 filed on June 10, 2002.
(4.2)	Description of Capital Stock. Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on February 26, 2020.
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

(10.5)*
Form of Red Robin Gourmet Burgers, Inc. Restricted Stock Unit Grant Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on February 28, 2023.

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

(10.9)*	Red Robin Gourmet Burgers, Inc. Amended and Restated Employee Stock Purchase Plan as amended. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 3, 2023.
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

(10.17)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.18)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.19)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.20)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.21)
Cooperation Agreement, dated as of March 26, 2020, by and among Red Robin Gourmet Burgers, Inc., Vintage Capital Management, LLC, and Kahn Capital Management, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2020.

(10.22)*	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (as Amended). Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the SEC on April 8, 2020.
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

(10.25)
Distribution Agreement, dated as of June 16, 2020, by and between Red Robin Gourmet Burgers, Inc. and J.P. Morgan Securities LLC. Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2020.

(10.26)	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (As Amended). Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 5, 2021.
(10.27)
Credit Agreement, dated March 4, 2022, by and among Red Robin Gourmet Burgers, Inc. and Fortress Credit Corp., and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

(10.28)
Security Agreement, dated March 4, 2022, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

10.29*
Amendment No. 1, dated July 17, 2023, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 19, 2023.

(10.30)*
Offer Letter by and between Red Robin Gourmet Burgers, Inc. and G.J. Hart, dated July 13, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 14, 2022.

(10.31)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Todd Wilson, dated November 3, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2022.

(10.32)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Darla Morse, dated November 11, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 17, 2022.

(10.33)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Lynn Schweinfurth, dated November 14, 2022. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 17, 2022.

Exhibit Number	Description
(10.34)*
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

(10.36)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Sarah Mussetter, dated October 28, 2022. Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

10.37*	Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Jyoti Lynch, dated April 3, 2023.
(10.38)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Kevin Mayer, dated April 20, 2023. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2023.

(10.39)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and G. Wayne Davis, dated June 8, 2023. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K/A filed with the SEC on June 9, 2023.

(10.40)*	Red Robin Gourmet Burgers, Inc. Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K filed on August 29, 2023.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
97.1	Red Robin Gourmet Burgers, Inc. Clawback Policy.
101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and December 25, 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, December 25, 2022, and December 26, 2021; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, December 25, 2022, and December 26, 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 25, 2022, and December 26, 2021; and (v) the Notes to Consolidated Financial Statements.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 28, 2024	By:	/s/ G. J. HART
(Date)		G. J. Hart (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. J. HART	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2024
G. J. Hart

/s/ TODD WILSON	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Todd Wilson

/s/ ROBYN ARNELL BRENDEN	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Robyn Arnell Brenden

/s/ DAVID A. PACE	Chairperson of the Board	February 28, 2024
David A. Pace

/s/ TOM CONFORTI	Director	February 28, 2024
Tom Conforti

/s/ CAMMIE W. DUNAWAY	Director	February 28, 2024
Cammie W. Dunaway

/s/ NICOLE M. REGAN	Director	February 28, 2024
Nicole M. Regan

/s/ ANDDRIA VARNADO	Director	February 28, 2024
Anddria Varnado

/s/ STEVEN K. LUMPKIN	Director	February 28, 2024
Steven K. Lumpkin

/s/ ANTHONY ACKIL	Director	February 28, 2024
Anthony Ackil

/s/ ALLISON PAGE	Director	February 28, 2024
Allison Page