Form 10-Q
period 2024-04-21
RED ROBIN GOURMET BURGERS INC
filed 2024-05-29
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 21, 2024

or

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

As of May 24, 2024, there were 15,664,000 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	April 21, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$30,594	$23,634
Accounts receivable, net	13,949	21,592
Inventories	27,144	26,839
Prepaid expenses and other current assets	13,623	11,785
Restricted cash	7,958	7,931
Total current assets	93,268	91,781
Property and equipment, net	233,525	261,258
Operating lease assets, net	361,934	361,609
Intangible assets, net	15,584	15,491
Other assets, net	12,775	11,795
Total assets	$717,086	$741,934
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$31,347	$27,726
Accrued payroll and payroll-related liabilities	37,754	32,524
Unearned revenue	24,673	36,067
Current portion of operating lease obligations	51,862	43,819
Accrued liabilities and other	52,007	46,201
Total current liabilities	197,643	186,337
Long-term debt	161,961	182,594
Long-term portion of operating lease obligations	376,660	383,439
Other non-current liabilities	9,923	10,006
Total liabilities	746,187	762,376
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity (deficit):
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,612 and 15,528 shares outstanding as of April 21, 2024 and December 31, 2023	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of April 21, 2024 and December 31, 2023	—	—
Treasury stock 4,837 and 4,921 shares, at cost, as of April 21, 2024 and December 31, 2023	(171,691)	(174,702)
Paid-in capital	227,488	229,680
Accumulated other comprehensive loss, net of tax	(40)	(22)
Accumulated deficit	(84,878)	(75,418)
Total stockholders' equity (deficit)	(29,101)	(20,442)
Total liabilities and stockholders' equity (deficit)	$717,086	$741,934
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended
(in thousands, except for per share amounts)	April 21, 2024	April 16, 2023
Revenues:
Restaurant revenue	$378,568	$406,893
Franchise revenue	5,341	5,283
Other revenue	4,632	5,636
Total revenues	388,541	417,812
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	90,209	99,670
Labor	148,958	145,421
Other operating	66,490	72,050
Occupancy	31,428	29,801
Depreciation and amortization	18,154	21,825
Selling, general, and administrative expenses	39,389	34,523
Pre-opening costs	—	582
Other charges (gains), net	(3,976)	9,759
Total costs and expenses	390,652	413,631

Income (loss) from operations	(2,111)	4,181
Other expense:
Interest expense	7,480	7,770
Interest (income) and other, net	(312)	(353)
Loss before income taxes	(9,279)	(3,236)
Income tax provision	181	20
Net loss	$(9,460)	$(3,256)
Loss per share:
Basic	$(0.61)	$(0.20)
Diluted	$(0.61)	$(0.20)
Weighted average shares outstanding:
Basic	15,554	15,996
Diluted	15,554	15,996

Other comprehensive income (loss):
Foreign currency translation adjustment	$(18)	$8
Other comprehensive income (loss), net of tax	(18)	8
Total comprehensive loss	$(9,478)	$(3,248)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2023	20,449	$20	4,921	$(174,702)	$229,680	$(22)	$(75,418)	$(20,442)
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(84)	3,011	(3,382)	—	—	(371)
Non-cash stock compensation	—	—	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	—	—	(9,460)	(9,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18)	—	(18)
Balance, April 21, 2024	20,449	$20	4,837	$(171,691)	$227,488	$(40)	$(84,878)	$(29,101)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2022	20,449	$20	4,515	$(182,810)	$238,803	$(34)	$(54,190)	$1,789
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(129)	5,330	(5,106)	—	—	224
Non-cash stock compensation	—	—	—	—	2,179	—	—	2,179
Net loss	—	—	—	—	—	—	(3,256)	(3,256)
Other comprehensive income (loss), net of tax	—	—	—	—	—	8	—	8
Balance, April 16, 2023	20,449	$20	4,386	$(177,480)	$235,876	$(26)	$(57,445)	$945
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
(in thousands)	April 21, 2024	April 16, 2023
Cash flows from operating activities:
Net loss	$(9,460)	$(3,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,154	21,825
Gift card breakage	(4,162)	(4,809)
Asset impairment	—	694
Non-cash other charges (gains), net	(193)	770
Stock-based compensation expense	1,190	2,172
Gain on sale leaseback, net	(7,425)	—
Other, net	672	606
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	7,610	8,907
Income tax receivable	31	89
Inventories	(383)	1,068
Prepaid expenses and other current assets	(195)	(399)
Operating lease assets, net of liabilities	3,024	(3,654)
Trade accounts payable and accrued liabilities	13,179	1,086
Unearned revenue	(7,232)	(7,949)
Other operating assets and liabilities, net	(1,076)	192
Net cash provided by operating activities	13,734	17,342
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(8,248)	(16,084)
Net proceeds from sale-leaseback	23,393	—
Net cash provided by (used in) investing activities	15,145	(16,084)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facilities	10,000	—
Repayments of borrowings on revolving credit facilities	(10,000)	—
Repayments of borrowings on term loan	(21,232)	(1,000)
Repayments of finance lease obligations	(291)	(241)
(Uses) Proceeds from other financing activities, net	(371)	224
Net cash used in financing activities	(21,894)	(1,017)
Effect of exchange rate changes on cash	2	(1)
Net change in cash and cash equivalents, and restricted cash	6,987	240
Cash and cash equivalents, and restricted cash, beginning of period	31,565	58,206
Cash and cash equivalents, and restricted cash, end of period	$38,552	$58,446
Supplemental disclosure of cash flow information
Income tax paid, net	$146	$88
Interest paid, net of amounts capitalized	$5,708	$5,475
Right of use assets obtained in exchange for operating lease obligations	$15,951	$7,465
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of April 21, 2024, the Company owned and operated 413 restaurants located in 39 states. The Company also had 92 franchised full-service restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
The accompanying Condensed Consolidated Financial Statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual Condensed Consolidated Financial Statements on Form 10-K have been or omitted. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited Condensed Consolidated Financial Statements as of that date but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Condensed Consolidated Financial Statements in conjunction with the Company's audited Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024.
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current and Prior Fiscal Quarters:
First Quarter 2024	April 21, 2024	16
First Quarter 2023	April 16, 2023	16
Second Quarter 2024	July 14, 2024	12
Second Quarter 2023	July 9, 2023	12
Third Quarter 2024	October 6, 2024	12
Third Quarter 2023	October 1, 2023	12
Current and Prior Fiscal Years:
Fiscal Year 2024	December 29, 2024	52
Fiscal Year 2023	December 31, 2023	53

Immaterial Restatement of Prior Period Financial Statements
As previously disclosed in our Form 10-Q for the period ended July 9, 2023, the Company discovered a multi-year error in its calculation and recognition of revenue related to gift cards, primarily related to breakage revenue that had been recognized for bonus and discounted gift cards for which no or discounted monetary consideration was received, which resulted in the Company overstating total revenues by $0.2 million first quarter ended April 16, 2023. Management has evaluated this misstatement and concluded it was not material to prior periods, individually or in the aggregate. However, as previously disclosed, correcting the cumulative effect of the error in the first quarter ended April 16, 2023 would have had a significant effect on the results of operations for such periods. Therefore, the Company is correcting the relevant prior period Condensed Consolidated Financial Statements and related footnotes for this error for comparative purposes.
The following tables reflect the effects of the correction on all affected line items of the Company's previously reported Condensed Consolidated Financial Statements for the quarter ended April 16, 2023 presented in this Form 10-Q:

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
	Quarter Ended April 16, 2023
(in thousands)	As Previously Reported	Adjustment	As Corrected
Other revenues	$5,792	$(156)	$5,636
Total revenues	417,968	(156)	417,812
Loss before income taxes	(3,080)	(156)	(3,236)
Net loss	(3,100)	(156)	(3,256)
Net loss per share	(0.19)	(0.01)	(0.20)
Total comprehensive loss	(3,092)	(156)	(3,248)

OTHER NON-GAAP INFORMATION:
Adjusted EBITDA	36,080	(156)	35,924

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
	Quarter Ended April 16, 2023
(in thousands)	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
As Previously Reported
Balance, December 25, 2022	$(50,604)	$5,375
Net loss	(3,100)	(3,100)
Balance, April 16, 2023	(53,704)	4,686
Adjustments
Balance, December 25, 2022	(3,586)	(3,586)
Net loss	(156)	(156)
Balance, April 16, 2023	(3,741)	(3,741)
As Corrected
Balance, December 25, 2022	(54,190)	1,789
Net loss	(3,256)	(3,256)
Balance, April 16, 2023	(57,445)	945

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Quarter Ended April 16, 2023
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(3,100)	$(156)	$(3,256)
Gift card breakage	(4,965)	156	(4,809)

Reclassifications
Certain amounts presented have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s consolidated results. An adjustment has been made to the Condensed Consolidated Statement of Operations and Comprehensive Loss to disaggregate franchise and other revenue. Also, a reclassification was made within the Condensed Consolidated Balance Sheet between Current portion of long-term debt and Accrued liabilities and other.
Recently Issued and Recently Adopted Accounting Standards
In December 2023, FASB issued Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendment is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively. However, retrospective application is permitted. We do not expect these amended disclosures will have a material impact to the Company's Consolidated Financial Statements or Notes to the Consolidated Financial Statements upon adoption.

In November 2023, FASB issued Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's Condensed Consolidated financial statements.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Quarter Ended
	April 21, 2024	April 16, 2023
Restaurant revenue	$378,568	$406,893
Franchise revenue	5,341	5,283
Gift card breakage	4,162	4,809
Other revenue	470	827
Total revenues	$388,541	$417,812
Contract Liabilities
Components of Unearned revenue in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	April 21, 2024	December 31, 2023
Unearned gift card revenue	$16,641	$28,558
Deferred loyalty revenue	8,032	7,509
Unearned Revenue	$24,673	$36,067
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Quarter Ended
	April 21, 2024	April 16, 2023
Gift card revenue	$12,629	$14,343

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Quarter Ended
	April 21, 2024	April 16, 2023
Operating lease cost	$23,007	$20,895
Finance lease cost:
Amortization of right of use assets	288	327
Interest on lease liabilities	137	173
Total finance lease cost	$425	$500
Variable lease cost	5,903	5,792
Total	$29,335	$27,187

Refer to Footnote 5, Other Charges (Gains), net, for information regarding the sale-leaseback transaction during the first quarter ended April 21, 2024.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the first quarter ended April 21, 2024 and April 16, 2023, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Quarter Ended
	April 21, 2024	April 16, 2023
Basic weighted average shares outstanding	15,554	15,996
Dilutive effect of stock options and awards	—	—
Diluted weighted average shares outstanding	15,554	15,996

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	1,422	1,368

5. Other Charges (Gains), net
Other charges (Gains), net consisted of the following (in thousands):

	Quarter Ended
	April 21, 2024	April 16, 2023
Gain on sale leaseback, net	$(7,425)	$—
Litigation contingencies	420	4,300
Restaurant closure costs, net	175	1,750
Severance and executive transition	945	1,891
Asset impairment	—	694
Asset disposal and other, net	1,794	1,062
Closed corporate office costs, net of sublease income	115	62
Other charges (gains), net	$(3,976)	$9,759
During the first quarter of 2024, the Company sold ten restaurant properties for total proceeds of $23.9 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $7.4 million. The net proceeds of $23.4 million from the sale of 10 restaurant properties are included within cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows for the first quarter ended April 21, 2024.

6. Borrowings
Borrowings as of April 21, 2024 and December 31, 2023 are summarized below (in thousands):

	April 21, 2024	Variable Interest Rate	December 31, 2023	Variable Interest Rate
Revolving line of credit	$—		$—	—%
Term loan	167,911	11.59%	189,143	11.62%
Total borrowings	167,911		189,143
Less: unamortized debt issuance costs and discounts	5,950		6,549
Long-term debt	$161,961		$182,594

Revolving line of credit unamortized deferred financing charges:	$680		$752
Credit Agreement
On March 4, 2022, the Company entered into a credit agreement (the "Credit Agreement") by and among the Company, Red Robin International, Inc., as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto, Fortress Credit Corp., as Administrative Agent and as Collateral Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner. The five-year $225.0 million Credit Agreement provides for a $25.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). The borrower maintains the option to increase the Credit Facility in the future, subject to lenders’ participation, by up to an additional $40.0 million in the aggregate on the terms and conditions set forth in the Credit Agreement.
The Credit Facility will mature on March 4, 2027. No amortization is required with respect to the revolving Credit Facility. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate, which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
As of April 21, 2024, the Company had outstanding borrowings under the Credit Facility of $162.0 million, in addition to amounts issued under letters of credit of $7.7 million. As of December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $182.6 million, in addition to amounts issued under letters of credit of $7.7 million.
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
On July 17, 2023, the Company amended the Credit Agreement (the “Credit Agreement Amendment”) to, among other things, remove the previously included $50.0 million aggregate cap on sale-leasebacks of Company-owned real property that are permitted under the Credit Agreement, subject to certain conditions set forth in the Credit Agreement.
The summary descriptions of the Credit Agreement, the Security Agreement, and the Credit Agreement Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, each of which was filed February 28, 2024, as an exhibit to the Annual Report on Form 10-K.

7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable, and current accrued expenses and other liabilities approximate fair value due to the short-term nature or maturity of the instruments.
The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities and carried at fair value and are included in Other assets, net in the accompanying Condensed Consolidated Balance Sheets. Fair market value of mutual funds is measured using level 1 inputs (quoted prices for identical assets in active markets).
The following tables present the Company's assets measured at fair value on a recurring basis (in thousands):

	April 21, 2024	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,023	$2,023	$—	$—
Total assets measured at fair value	$2,023	$2,023	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,079	$2,079	$—	$—
Total assets measured at fair value	$2,079	$2,079	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and other intangible assets. These assets are measured at fair value if determined to be impaired.
During 2024 and 2023, the Company measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement. The Company did not recognize any impairment charges in the first quarter of fiscal 2024, compared to $0.7 million recognized in the first quarter of fiscal 2023.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of April 21, 2024, the fair value of the credit facility was approximately $165.4 million and the principal amount carrying value was $167.9 million. The credit facility term loan is reported net of $6.0 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of April 21, 2024. The carrying value of the credit facility was $189.1 million and the fair value of the credit facility was $186.9 million as of December 31, 2023. The interest rate on the credit facility represents a level 2 fair value input.

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
As of April 21, 2024, we had reserves of $9.2 million for loss contingencies include within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of April 21, 2024, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $215.6 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. References to the first quarter of fiscal 2024 and fiscal 2023 refer to the sixteen weeks ended April 21, 2024 and April 16, 2023, respectively.
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 505 locations in North America. As of April 21, 2024, the Company owned 413 restaurants located in 39 states. The Company also had 92 franchised full-service restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for the First Quarter of Fiscal 2024, Compared to the First Quarter of Fiscal 2023
•Total revenues are $388.5 million, a decrease of $29.3 million.
•Comparable restaurant revenue(1) decreased 6.5%.
•Net loss is $9.5 million, compared to a net loss of $3.3 million last year.
•Adjusted EBITDA(2) is $12.2 million compared to $35.9 million last year.
•Completed a sale-leaseback transaction for ten restaurants, generating net proceeds of approximately $23.4 million and a gain, net of expenses of $7.4 million.
•Repaid $21.2 million of debt in the first quarter of fiscal 2024 and an aggregate $45.1 million from the sale leaseback transactions.
(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated 18 months as of the beginning of the period presented. For the first quarter of fiscal 2024 there were 406 comparable restaurants, out of the total 413 Company-owned restaurants.
(2) See below for a reconciliation of Adjusted EBITDA to Net income (loss).

Key Performance Indicators and Non-GAAP Financial Measures
Restaurant Revenue, compared to the same quarter in the prior year, is presented in the table below:

(millions)
Restaurant Revenue for the quarter ended April 16, 2023	$406.9
Increase/(decrease) in comparable restaurant revenue	(25.7)
Increase/(decrease) in non-comparable and closed restaurant revenue	(2.7)
Total increase/(decrease)	(28.3)
Restaurant Revenue for the quarter ended April 21, 2024	$378.6

Restaurant revenue and operating costs, and restaurant level operating profit for the period are detailed in the table below:

	Quarter Ended
(Dollars in millions)	April 21, 2024	April 16, 2023	Increase/ (Decrease)
Restaurant revenue	$378.6	$406.9	(7.0)%
Restaurant operating costs:
Cost of sales	90.2	99.7	(9.5)%
Labor	149.0	145.4	2.4%
Other operating	66.5	72.1	(7.7)%
Occupancy	31.4	29.8	5.5%
Total Restaurant Operating Costs	$337.1	$346.9	(9.3)%

Restaurant Level Operating Profit(1)	$41.5	$60.0	(30.8)%
(1) Restaurant Level Operating Profit is a non-GAAP measure. See below for a reconciliation of Restaurant Level Operating Profit to Income from Operations and Income from Operations as a percentage of total revenues.

	Quarter Ended
(Dollars in millions)	April 21, 2024	April 16, 2023	Increase/ (Decrease)
Restaurant revenue	$378.6	$406.9	(7.0)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.8%	24.5%	(70)
Labor	39.3	35.7	360
Other operating	17.6	17.7	(10)
Occupancy	8.3	7.3	100
Total Restaurant Operating Costs	88.9%	85.2%	370

Restaurant Level Operating Profit	11.0%	14.7%	(370)
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes net loss, loss per diluted share, and adjusted income (loss) per diluted share for the periods presented:

	Quarter Ended
(in thousands, except per share amounts)	April 21, 2024	April 16, 2023
Net loss as reported	$(9,460)	$(3,256)

Loss per share - diluted:
Net loss as reported	$(0.61)	$(0.20)
Other Charges (gains), net:
Gain on sale leaseback, net	(0.48)	—
Litigation contingencies	0.03	0.26
Restaurant closure costs, net	0.01	0.11
Severance and executive transition	0.06	0.12
Asset impairment	—	0.04
Asset disposal and other, net	0.12	0.06
Closed corporate office costs, net of sublease income	0.01	—
Income tax effect	0.07	(0.16)
Adjusted income (loss) per share - diluted	$(0.80)	$0.25

Weighted average shares outstanding:
Basic	15,554	15,996
Diluted	15,554	15,996

The following table summarizes Net loss, EBITDA, and Adjusted EBITDA for the periods presented (in thousands):

	Quarter Ended
	April 21, 2024	April 16, 2023
Net loss as reported	$(9,460)	$(3,256)
Interest expense, net	7,313	7,576
Income tax provision (benefit)	181	20
Depreciation and amortization	18,154	21,825
EBITDA	16,188	26,165

Other charges (gains), net:
Gain on sale leaseback, net	(7,425)	—
Litigation contingencies	420	4,300
Restaurant closure costs, net	175	1,750
Severance and executive transition	945	1,891
Asset impairment	—	694
Asset disposal and other, net	1,794	1,062
Closed corporate office costs, net of sublease income	115	62
Adjusted EBITDA	$12,212	$35,924
We define EBITDA as net loss before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA and Adjusted loss per share-diluted are supplemental measures of our performance that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures give the reader additional insight into the ongoing operational results of the Company and are intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted EBITDA and adjusted loss per share-diluted exclude the impact of non-operating or nonrecurring items including changes in estimate, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains on sale leaseback transactions, severance and executive transition costs and other non-recurring, non-cash or discrete items net of income tax impacts. Other companies may define these non-GAAP measures differently, and as a result our measures may not be directly comparable to those of other companies. Adjusted loss per share-diluted and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Income (loss) from Operations, and Restaurant Level Operating Profit for the periods presented (dollars in thousands):

	Quarter Ended
	April 21, 2024		April 16, 2023
Income (loss) from operations	$(2,111)	(0.5)%	$4,181	1.0%

Less:
Franchise revenue	5,341	1.4%	5,283	1.3%
Other revenue	4,632	1.2%	5,636	1.3%

Add:
Other charges (gains), net	(3,976)	(1.0)	9,759	2.3
Pre-opening costs	—	—	582	0.1
Selling	13,547	3.5	8,376	2.0
General and administrative expenses	25,842	6.7	26,147	6.3
Depreciation and amortization	18,154	4.7	21,825	5.2
Restaurant level operating profit	$41,483	11.0%	$59,951	14.7%

Income (loss) from operations as a percentage of total revenues	(0.5)%		1.0%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	11.0%		14.7%
The Company believes restaurant level operating profit is an important measure for management and investors because it is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant level operating efficiency and performance. The Company defines restaurant level operating profit to be income from operations less franchise revenue and other revenue, plus other charges (gains), net, pre-opening costs, selling costs, general and administrative expenses, and depreciation and amortization. The measure includes restaurant level occupancy costs that include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs, but excludes depreciation and amortization expense, substantially all of which is related to restaurant level assets, because such expenses represent historical sunk costs which do not reflect current cash outlay for the restaurants. The measure also excludes costs associated with selling, general, and administrative functions, and pre-opening costs, as well as, other charges (gains), net because these costs are non-operating or nonrecurring and therefore not related to the ongoing operations of its restaurants. Restaurant level operating profit is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income (loss) from operations as an indicator of financial performance. Restaurant level operating profit as presented may not be comparable to other similarly titled measures of other companies in the Company's industry.

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods presented:

	Quarter Ended
	April 21, 2024	April 16, 2023
Company-owned:
Beginning of period	415	414
Opened during the period	—	1
Closed during the period	(2)	—
End of period	413	415
Franchised:
Beginning of period	92	97
Closed during the period	—	(1)
End of period	92	96
Total number of restaurants	505	511

Comparable Restaurant Revenue
As of the first quarter of fiscal 2024, the Company has revised its definition of comparable restaurant revenue to reflect company owned restaurants that have operated 18 months as of the beginning of the period presented. The prior definition included company owned restaurants that have operated for five full quarters as of the beginning of the period presented. The Company believes this change will provide investors with a better understanding of our financial performance from period to period. The change did not have a material impact on previously reported results and as such, prior periods were not revised to reflect the new definition.
For the first quarter of fiscal 2024, there were 406 comparable restaurants, out of the total 413 Company-owned restaurants.

The following table presents total Company-owned and franchised restaurants by state or province as of April 21, 2024:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	1
Alaska		3
Alabama	4
Arizona	18	1
California	57
Colorado	22
Connecticut	3
Delaware		5
Florida	17
Georgia	6
Iowa	5
Idaho	8
Illinois	19
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	16	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	18	9
Utah	1	5
Virginia	19
Washington	37
Wisconsin	11

Province:
British Columbia		11
Total	413	92

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2023 annual financial statements, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Quarter Ended
(Dollars in thousands)	April 21, 2024	April 16, 2023
Revenues:
Restaurant revenue	97.4%	97.4%
Franchise revenue	1.4	1.3
Other revenue	1.2	1.3
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (1) (excluding depreciation and amortization shown separately below):
Cost of sales	23.8	24.5
Labor	39.3	35.7
Other operating	17.6	17.7
Occupancy	8.3	7.3
Total restaurant operating costs	88.9	85.2
Depreciation and amortization	4.7	5.2
Selling, general, and administrative expenses	10.1	8.3
Pre-opening costs	—	0.1
Other charges (gains), net	(1.0)	2.3
Income (loss) from operations	(0.5)	1.0

Other expense (income):
Interest expense	1.9	2.0
Interest (income) and other, net	(0.1)	(0.1)
Loss before income taxes	(2.4)	(0.7)
Income tax provision	—	—
Net loss	(2.4)%	(0.7)%
(1)    Expressed as a percentage of restaurant revenue.

Revenues

	Quarter Ended
(Dollars in thousands)	April 21, 2024	April 16, 2023	Percent Change
Restaurant revenue	$378,568	$406,893	(7.0)%
Franchise revenue	5,341	5,283	1.1%
Other revenue	4,632	5,636	(17.8)%
Total revenues	$388,541	$417,812	(7.0)%
Average weekly net sales volumes in Company-owned restaurants	$57,139	$61,372	(6.9)%
Total operating weeks	6,611	6,630	(0.3)%

Restaurant revenue, which comprises primarily food and beverage sales, decreased $28.3 million, or 7.0%, in the first quarter of fiscal 2024, as compared to the comparable period of 2023. Restaurant revenue decreased primarily due to a 6.5% decrease in comparable restaurant revenue. The comparable restaurant revenue decrease was driven by a 9.4% decrease in Guest count, partially offset by a 2.9% increase in average Guest check. The decrease in Guest count is due in part to overlapping elevated performance in the first quarter of fiscal 2023, our exit of virtual brands in the third quarter of fiscal 2023, and adverse weather impacts. The increase in average Guest check resulted from a 5.4% increase in menu prices, partially offset by a 1.8% decrease from menu mix and a 0.7% decrease in discounts. The decrease in menu mix was primarily driven by Guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and the removal of low Guest preference, but higher priced burger options during the first quarter of 2023. Dine-in sales comprised 76.1% of total food and beverage sales during the first quarter of 2024, as compared to 74.3% in the same period in 2023.
Average weekly net sales volumes are calculated as the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Franchise revenue increased by $0.1 million, or 1.1%, in 2024 compared to 2023, primarily due to an increase in franchisee contributions. The increase in 2024 follows a reduction in 2023, and returns franchisee contributions to their typical historical level. Franchise restaurants reported a decrease of 5.9% in comparable restaurant revenue in the first quarter of fiscal 2024.
Other revenue decreased $1.0 million in 2024 compared to 2023, primarily related to reduced gift card breakage.
Cost of Sales

	Quarter Ended
(In thousands, except percentages)	April 21, 2024	April 16, 2023	Percent Change
Cost of sales	$90,209	$99,670	(9.5)%
As a percent of restaurant revenue	23.8%	24.5%	(0.7)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 70 basis points for the first quarter of fiscal 2024 as compared to the comparable period in 2023. The improvement was primarily driven by menu price increases and implementation of various cost savings initiatives, partially offset by commodity inflation.

Labor

	Quarter Ended
(In thousands, except percentages)	April 21, 2024	April 16, 2023	Percent Change
Labor	$148,958	$145,421	2.4%
As a percent of restaurant revenue	39.3%	35.7%	3.6%
Labor costs include restaurant level hourly wages and management salaries as well as related taxes and benefits. For the first quarter of fiscal 2024, labor as a percentage of restaurant revenue increased 360 basis points compared to the same period in 2023. The increase was primarily driven by continued investments in hourly and management labor, increased incentive compensation related to a new partner bonus plan, and higher workers compensation and group health insurance costs.
Other Operating

	Quarter Ended
(In thousands, except percentages)	April 21, 2024	April 16, 2023	Percent Change
Other operating	$66,490	$72,050	(7.7)%
As a percent of restaurant revenue	17.6%	17.7%	(0.1)%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the first quarter of fiscal 2024, other operating costs as a percentage of restaurant revenue decreased 10 basis points as compared to the comparable period in 2023. The decrease was primarily driven by reduced third party commission expenses associated with lower off premise mix and lower commission rates, and lower supplies costs driven by negotiated savings.
Occupancy

	Quarter Ended
(In thousands, except percentages)	April 21, 2024	April 16, 2023	Percent Change
Occupancy	$31,428	$29,801	5.5%
As a percent of restaurant revenue	8.3%	7.3%	1.0%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenue increased 100 basis points for the first quarter of fiscal 2024 compared to the comparable period in 2023. The increase is due to the impact of an increase in fixed rents related to the sale-leaseback of 28 locations, the acquisition of five restaurants from a franchisee in the second quarter of fiscal 2023, and deleveraging due to lower restaurant revenue.

Depreciation and Amortization

	Quarter Ended
(In thousands, except percentages)	April 21, 2024	April 16, 2023	Percent Change
Depreciation and amortization	$18,154	$21,825	(16.8)%
As a percent of total revenues	4.7%	5.2%	(0.5)%
Depreciation and amortization include depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. For the first quarter of fiscal 2024, depreciation and amortization expense as a percentage of revenue decreased 50 basis points compared to the comparable period in 2023, primarily due to asset impairments and sale-leaseback transactions reducing the depreciable asset base.
Selling, General, and Administrative

	Quarter Ended
(In thousands, except percentages)	April 21, 2024	April 16, 2023	Percent Change
Selling, general, and administrative	$39,389	$34,523	14.1%
As a percent of total revenues	10.1%	8.3%	1.8%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and Board of Directors' expenses. Selling, general and administrative expense increased $4.9 million, or 14.1% in the first quarter of fiscal 2024 as compared to the comparable period in 2023.
General and administrative costs in the first quarter ended April 21, 2024 decreased $0.3 million, or 1.1%, as compared to the comparable period in 2023. The decrease is primarily related to lower stock-based compensation expense and reduced incentive compensation accruals, partially offset by increased salaries and benefits related to an increase in headcount as compared to the prior year quarter.
Selling costs in the first quarter ended of fiscal 2024 increased $5.2 million, as compared to the comparable period in 2023. The increase was primarily driven by increased marketing communication with consumers and revenue sharing events as part of our commitment to engage and support the local communities in which we operate.
Pre-opening Costs

	Quarter Ended
(In thousands, except percentages)	April 21, 2024	April 16, 2023	Percent Change
Pre-opening costs	$—	$582	(100.0)%
As a percent of total revenues	—%	0.1%	(0.1)%
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
For the first quarter of fiscal 2024, we did not open any new restaurants or roll out any Donatos® locations. During the first quarter of fiscal 2023 we opened one restaurant and completed the rollout of 25 Donatos® locations.
Interest Expense
Interest expense for the first quarter of fiscal 2024 and 2023 was $7.5 million and $7.8 million, respectively. The $0.3 million decrease was primarily due to the $45.1 million repayment of debt with the proceeds from the sale-leaseback transactions subsequent to the first quarter of fiscal 2023, partially offset by an increase in the weighted average interest rate to 13.5% in the first quarter of fiscal 2024 compared to 11.6% in the prior year quarter. Average outstanding debt was $180.6 million and $213.5 million as of April 21, 2024 and April 16, 2023, respectively.

Income Tax Provision
Income tax provision was $0.2 million in the first quarter ended April 21, 2024 compared to $0.1 million in the same period in the prior year. The effective tax rate for the first quarter of fiscal 2024 was 2.0%, compared to 0.6% for the first quarter of fiscal 2023. The effective tax rate for both periods reflects federal income taxes, minimum state income taxes and state franchise taxes, despite a pretax net loss position.

Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash increased $7.0 million to $38.6 million as of April 21, 2024, from $31.6 million at the beginning of the fiscal year. The Company is using available cash flow from operations to maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of April 21, 2024, the Company had approximately $55.6 million in liquidity, including cash and cash equivalents and $25.0 million available borrowing capacity under our Credit Facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Quarter Ended
	April 21, 2024	April 16, 2023
Net cash provided by operating activities	$13,734	$17,342
Net cash provided by (used in) investing activities	15,145	(16,084)
Net cash used in financing activities	(21,894)	(1,017)
Effect of exchange rate changes on cash	2	(1)
Net change in cash and cash equivalents, and restricted cash	$6,987	$240
Operating Cash Flows
Net cash flows provided by operating activities decreased $3.6 million to $13.7 million for the first quarter of fiscal 2024 compared to the prior year quarter. The decrease in net cash provided by operating activities is primarily attributable to the decrease in restaurant level profitability.
Investing Cash Flows
Net cash flows provided by investing activities were $15.1 million for the first quarter of fiscal 2024, as compared to net cash flow used in investing activities of $16.1 million for the prior year quarter. The $31.2 million increase in cash flows provided by investing activities is primarily due to $23.4 million in proceeds from sale-leaseback transaction, and lower capital expenditures in the current year.
The following table lists the components of our capital expenditures, net of currency translation, for the periods presented (in thousands):

	Quarter Ended
	April 21, 2024	April 16, 2023
Restaurant improvement capital and other	$4,892	$7,433
Technology, infrastructure, and other	3,356	1,731
Donatos® expansion	—	5,878
New restaurants and restaurant refreshes	—	1,042
Total capital expenditures	$8,248	$16,084
Financing Cash Flows
Net cash flows used in financing activities increased to $21.9 million for the first quarter of fiscal 2024, as compared to $1.0 million in the prior year quarter. The increase in cash flows used in financing activities primarily relates to a $21.2 million repayment of outstanding debt with proceeds from a sale-leaseback transaction.

Credit Facility
On March 4, 2022, the Company entered into a credit agreement (the "Credit Agreement"), which provides for a Senior Secured Term Loan and Revolving Credit Facility (the "Credit Facility"). The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate, which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
As of April 21, 2024, the Company had outstanding borrowings under the Credit Facility of $162.0 million net of $6.0 million of unamortized deferred financing charges and discounts, none of which was classified as current. As of April 21, 2024, the Company had $25.0 million of available borrowing capacity under its Credit Facility and $7.7 million of letters of credit issued against cash collateral. The Company's cash collateral is reported in Restricted cash on our Condensed Consolidated Balance Sheets.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a Total Net Leverage ratio covenant that adjusts each year in July. As of April 21, 2024, we were in compliance with all debt covenants.
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
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75.0 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75.0 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through April 21, 2024, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16,520,000. The Company completed no share repurchases during the periods presented. Accordingly, as of April 21, 2024, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the 2023 Form 10-K for the fiscal year ended December 31, 2023. Refer to Footnote 8. Commitments and Contingencies.

Critical Accounting Estimates
Critical accounting estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment and potentially unknown future events, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: (i) our business objectives and strategic plans; (ii) working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy future working capital deficits and capital expenditures; (iii) our share repurchase program; (iv) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs, and our ability to mitigate potential increases in such costs; (v) anticipated continued investments in our partnership with Donatos® and other restaurant improvements, including the timing thereof; (vi) our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities and taxes; (vii) the seasonality of our business; (viii) our ability to successfully implement, and our expectations regarding, our North Star five-point plan to enhance the Company’s competitive positioning; (ix) litigation contingencies and the adequacy of our reserves for legal matters; (x) our expectations regarding, and our ability to mitigate changes in, interest rates, commodity prices, and other factors; and (xi) transactions including sale-leaseback transactions and acquisitions of certain restaurants from a franchisee.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the effectiveness of the Company's strategic initiatives, including our “North Star” plan, labor and service models, and operational improvement initiatives and our ability to execute on such strategic initiatives; the global and domestic economic and geopolitical environment; our ability to effectively compete in the industry and attract and retain Guests; the adequacy of cash flows and the cost and availability of capital or credit facility borrowings; a privacy or security breach or a failure of our information technology systems; the effectiveness and timing of the Company's marketing and branding strategies, including the loyalty program and social media platforms; changes in consumer preferences; leasing space including the location of such leases in areas of declining traffic; changes in cost and availability of commodities; interruptions in the delivery of food and other products from third parties; pricing increases and labor costs; changes in consumer behavior or preference; expanding our restaurant base; maintaining and improving our existing restaurants; the transition and retention of our key personnel; our ability to recruit, staff, train, and retain our workforce; operating conditions, including adverse weather conditions, natural disasters, pandemics and other events affecting the regions where our restaurants are operated; actions taken by our franchisees that could harm our business or reputation; negative publicity regarding food safety or health concerns; protection of our intellectual property rights; changes in federal, state, or local laws and regulations affecting the operation of our restaurants; an increase in litigation or legal claims by Team Members, franchisees, customers, vendors, stockholders and others; and the other Risk Factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the interest rate risk or commodity price risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of April 21, 2024, we had $167.9 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.7 million on an annualized basis.
We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $2.9 million on an annualized basis.
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
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024. There have been no material changes from the risk factors disclosed in the fiscal year 2023 Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2024, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.

ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the first quarter ended April 21, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 21, 2024 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 21, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the first quarter ended April 21, 2024 and April 16, 2023; (iii) Condensed Consolidated Statements of Stockholders' Equity at April 21, 2024 and April 16, 2023; (iv) Condensed Consolidated Statements of Cash Flows for the first quarter ended April 21, 2024 and April 16, 2023; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
( ) Exhibits previously filed in the Company's periodic filings as specifically noted.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 29, 2024	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)