Form 10-Q
period 2024-07-14
RED ROBIN GOURMET BURGERS INC
filed 2024-08-22
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 14, 2024

or

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

As of August 20, 2024, there were 15,753,528 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	July 14, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$23,135	$23,634
Accounts receivable, net	12,617	21,592
Inventories	27,252	26,839
Prepaid expenses and other current assets	13,876	11,785
Restricted cash	7,992	7,931
Total current assets	84,872	91,781
Property and equipment, net	223,350	261,258
Operating lease assets, net	352,654	361,609
Intangible assets, net	15,064	15,491
Other assets, net	13,192	11,795
Total assets	$689,132	$741,934
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$31,737	$27,726
Accrued payroll and payroll-related liabilities	35,274	32,524
Unearned revenue	16,703	36,067
Current portion of operating lease obligations	51,912	43,819
Accrued liabilities and other	54,028	46,201
Total current liabilities	189,654	186,337
Long-term debt	162,309	182,594
Long-term portion of operating lease obligations	364,082	383,439
Other non-current liabilities	9,630	10,006
Total liabilities	725,675	762,376
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity (deficit):
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,755 and 15,528 shares outstanding as of July 14, 2024 and December 31, 2023	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of July 14, 2024 and December 31, 2023	—	—
Treasury stock 4,694 and 4,921 shares, at cost, as of July 14, 2024 and December 31, 2023	(166,585)	(174,702)
Paid-in capital	224,425	229,680
Accumulated other comprehensive loss, net of tax	(36)	(22)
Accumulated deficit	(94,367)	(75,418)
Total stockholders' equity (deficit)	(36,543)	(20,442)
Total liabilities and stockholders' equity (deficit)	$689,132	$741,934
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except for per share amounts)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Revenues:
Restaurant revenue	$294,457	$293,281	$673,025	$700,174
Franchise revenue	4,287	3,544	9,628	8,826
Other revenue	1,410	1,823	6,042	7,460
Total revenues	300,154	298,648	688,695	716,460
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	69,444	71,372	159,653	171,042
Labor	113,908	109,678	262,866	255,100
Other operating	51,783	51,842	118,273	123,892
Occupancy	24,595	23,482	56,023	53,283
Depreciation and amortization	13,402	15,756	31,556	37,581
Selling, general, and administrative expenses	28,652	26,864	68,041	61,387
Pre-opening costs	—	4	—	586
Other charges (gains), net	2,931	(10,607)	(1,045)	(848)
Total costs and expenses	304,715	288,391	695,367	702,023

Income (loss) from operations	(4,561)	10,257	(6,672)	14,437
Other expense:
Interest expense	5,107	6,483	12,587	14,252
Interest income and other, net	(139)	(304)	(451)	(655)
Income (loss) before income taxes	(9,529)	4,078	(18,808)	840
Income tax provision (benefit)	(40)	156	141	176
Net income (loss)	$(9,489)	$3,922	$(18,949)	$664
Income (loss) per share:
Basic	$(0.61)	$0.24	$(1.21)	$0.04
Diluted	$(0.61)	$0.24	$(1.21)	$0.04
Weighted average shares outstanding:
Basic	15,680	16,037	15,608	16,014
Diluted	15,680	16,291	15,608	16,367

Other comprehensive income (loss):
Foreign currency translation adjustment	$4	$4	$(14)	$11
Other comprehensive income (loss), net of tax	4	4	(14)	11
Total comprehensive income (loss)	$(9,485)	$3,926	$(18,963)	$675
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2023	20,449	$20	4,921	$(174,702)	$229,680	$(22)	$(75,418)	$(20,442)
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(84)	3,011	(3,382)	—	—	(371)
Non-cash stock compensation	—	—	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	—	—	(9,460)	(9,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18)	—	(18)
Balance, April 21, 2024	20,449	$20	4,837	$(171,691)	$227,488	$(40)	$(84,878)	$(29,101)
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(143)	5,106	(4,919)	—	—	187
Non-cash stock compensation	—	—	—	—	1,856	—	—	1,856
Net loss	—	—	—	—	—	—	(9,489)	(9,489)
Other comprehensive income (loss), net of tax	—	—	—	—	—	4	—	4
Balance, July 14, 2024	20,449	$20	4,694	$(166,585)	$224,425	$(36)	$(94,367)	$(36,543)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2022	20,449	$20	4,515	$(182,810)	$238,803	$(34)	$(54,190)	$1,789
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(129)	5,330	(5,106)	—	—	224
Non-cash stock compensation	—	—	—	—	2,179	—	—	2,179
Net income (loss)	—	—	—	—	—	—	(3,256)	(3,256)
Other comprehensive income (loss), net of tax	—	—	—	—	—	8	—	8
Balance, April 16, 2023	20,449	$20	4,386	$(177,480)	$235,876	$(26)	$(57,445)	$945
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(250)	9,933	(8,297)	—	—	1,636
Acquisition of treasury stock	—	—	382	(4,999)	—	—	—	(4,999)
Non-cash stock compensation	—	—	—	—	1,519	—	—	1,519
Net income (loss)	—	—	—	—	—	—	3,922	3,922
Other comprehensive income (loss), net of tax	—	—	—	—	—	4	—	4
Balance, July 9, 2023	20,449	$20	4,518	$(172,546)	$229,098	$(22)	$(53,524)	$3,026
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Eight Weeks Ended
(in thousands)	July 14, 2024	July 9, 2023
Cash flows from operating activities:
Net income (loss)	$(18,949)	$664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,556	37,581
Asset impairment	1,128	2,387
Non-cash other charges (gains), net	539	(619)
Stock-based compensation expense	3,046	3,691
Gain on sale of restaurant property	(7,425)	(14,803)
Other, net	1,074	251
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	8,778	8,703
Income tax receivable	197	102
Inventories	(492)	(225)
Prepaid expenses and other current assets	(86)	(386)
Operating lease assets, net of liabilities	(224)	(6,879)
Trade accounts payable and accrued liabilities	16,171	500
Unearned revenue	(19,364)	(13,230)
Other operating assets and liabilities, net	(1,703)	488
Net cash provided by operating activities	14,246	18,225
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(13,856)	(25,814)
Net proceeds from sale-leaseback	23,271	28,451
Proceeds from sales of property and equipment and other investing activities	—	794
Acquisition of franchised restaurants	—	(3,529)
Net cash provided by (used in) investing activities	9,415	(98)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facilities	25,500	—
Repayments of borrowings on revolving credit facilities	(25,500)	(15,000)
Repayments of borrowings on term loan	(21,232)	(1,500)
Repayments of finance lease obligations	(619)	(448)
Purchase of treasury stock	—	(4,999)
(Uses) Proceeds from other financing activities, net	(2,246)	1,861
Net cash used in financing activities	(24,097)	(20,086)
Effect of exchange rate changes on cash	(2)	—
Net change in cash and cash equivalents, and restricted cash	(438)	(1,959)
Cash and cash equivalents, and restricted cash, beginning of period	31,565	58,206
Cash and cash equivalents, and restricted cash, end of period	$31,127	$56,247

Supplemental disclosure of cash flow information
Income tax paid, net	$47	$104
Interest paid, net of amounts capitalized	$10,767	$11,495
Right of use assets obtained in exchange for operating lease obligations	$17,832	$34,928
Right of use assets obtained in exchange for finance lease obligations	$—	$82
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of July 14, 2024, the Company owned and operated 411 restaurants located in 39 states. The Company also had 92 franchised full-service restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
The accompanying Condensed Consolidated Financial Statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual Condensed Consolidated Financial Statements on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited Condensed Consolidated Financial Statements as of that date but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Condensed Consolidated Financial Statements in conjunction with the Company's audited Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024.
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current, Prior and Upcoming Fiscal Quarters:
First Quarter 2024	April 21, 2024	16
First Quarter 2023	April 16, 2023	16
Second Quarter 2024	July 14, 2024	12
Second Quarter 2023	July 9, 2023	12
Third Quarter 2024	October 6, 2024	12
Third Quarter 2023	October 1, 2023	12
Current and Prior Fiscal Years:
Fiscal Year 2024	December 29, 2024	52
Fiscal Year 2023	December 31, 2023	53

Reclassifications
Certain amounts presented have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s consolidated results. We made adjustments to the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) to disaggregate franchise and other revenue and to disaggregate interest expense and interest income and other, net. Additionally, we made adjustments to the Condensed Consolidated Statements of Cash Flows to disaggregate borrowings and repayments on revolving credit facilities, repayments on the term loan and finance lease obligations and to reclassify gift card breakage within unearned revenue.
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
In November 2023, FASB issued Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.
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

During the second quarter of fiscal 2024, we re-launched our Red Robin RoyaltyTM program ("Royalty"). Under the re-launched program, Royalty members generally earn points for every dollar spent. We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or other rewards. Upon reaching certain point thresholds, Royalty members earn rewards that may be redeemed for food and beverage items. Earned rewards generally expire 90 days after they are issued, and points generally expire if a qualifying purchase is not made within 365 days of the last purchase. We defer revenue based on the estimated stand-alone selling price of points or rewards earned by customers as each point or reward is earned, net of points or rewards we do not expect to be redeemed. Our estimate of points and rewards expected to be redeemed is based on historical Company-specific data. We evaluate Royalty redemption rates annually, or more frequently as circumstances warrant. Estimating future redemption rates requires judgment based on current and historical trends, and actual redemption rates may vary from our estimates.
Revenues we receive from our franchise arrangements include sales-based royalties, advertising fund contributions, and franchise fees. Red Robin franchisees are required to remit 4.0% to 5.0% of their revenues as royalties to the Company and contribute up to 3% of revenues to two national advertising funds. The Company recognizes these sales-based royalties and advertising fund contributions as the underlying franchisee sales occur. Contributions to these Advertising Funds from franchisees are recorded as revenue under Franchise revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC Topic 606, Revenue from Contracts with Customers.
The Company typically grants franchise rights to franchisees for a term of 20 years, with the right to extend the term for an additional 10 years if various conditions are satisfied by the franchisee.
Other revenue consists of gift card breakage, licensing income, and recycling income.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Restaurant revenue	$294,457	$293,281	$673,025	$700,174
Franchise revenue	4,287	3,544	9,628	8,826
Gift card breakage	1,025	533	5,188	5,342
Other revenue	385	1,290	854	2,118
Total revenues	$300,154	$298,648	$688,695	$716,460
Contract Liabilities
Components of Unearned revenue in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	July 14, 2024	December 31, 2023
Unearned gift card revenue	$14,899	$28,558
Unearned Royalty revenue	1,804	7,509
Unearned revenue	$16,703	$36,067
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023
Gift card revenue	$14,539	$16,038
We recognize Royalty revenue within Restaurant revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with Royalty is included in Unearned revenue in our Condensed Consolidated Balance Sheets.
Changes in our unearned revenue balance related to our Royalty program (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Unearned Royalty revenue, beginning balance	$8,032	$11,356	$7,509	$11,107
Revenue deferred	715	2,247	3,039	4,763
Revenue recognized(1)	(6,943)	(1,980)	(8,744)	(4,247)
Unearned Royalty revenue, ending balance	$1,804	$11,623	$1,804	$11,623
(1) Restaurant revenue includes an approximately $6.4 million credit related to the transition to the new Royalty program in the second quarter of 2024, primarily due to the cancellation of unused points that were earned more than 365 days prior to the launch of the new program.

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Operating lease cost	$17,412	$16,279	$40,418	$37,174
Finance lease cost:
Amortization of right of use assets	216	221	504	549
Interest on lease liabilities	106	111	243	284
Total finance lease cost	$322	$332	$747	$833
Variable lease cost	4,538	4,477	10,441	10,269
Total	$22,272	$21,088	$51,606	$48,276
Refer to Footnote 5, Other Charges (Gains), net, for information regarding the sale-leaseback transactions completed during the year to date periods ended July 14, 2024 and July 9, 2023, respectively.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the quarter to date and year to date periods ended July 14, 2024, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Basic weighted average shares outstanding	15,680	16,037	15,608	16,014
Dilutive effect of stock options and awards	—	254	—	353
Diluted weighted average shares outstanding	15,680	16,291	15,608	16,367

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	1,996	560	1,668	577
5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Gain on sale of restaurant property	$—	$(14,586)	$(7,425)	$(14,586)
Litigation contingencies	356	1,240	776	5,540
Restaurant closure costs, net	423	(112)	597	1,638
Severance and executive transition	137	962	1,082	2,854
Asset impairment	1,128	1,693	1,128	2,387
Asset disposal and other, net	825	83	2,620	1,144
Closed corporate office costs, net of sublease income	62	113	177	175
Other charges (gains), net	$2,931	$(10,607)	$(1,045)	$(848)

Gain on Sale of Restaurant Property
During the first quarter of fiscal 2024, the Company sold ten restaurant properties for total proceeds of $23.9 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $7.4 million. During the second quarter of fiscal 2023, the Company sold nine restaurant properties for total proceeds of $28.5 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $14.6 million.
Severance and Executive Transition
During the quarter and year to date periods of fiscal 2024, the Company incurred costs primarily related to a reduction in force of Team Members. During the second quarter and year to date periods of fiscal 2023, the Company incurred severance and executive transition costs associated with changes in leadership positions.
Asset Impairment
During the second quarter of fiscal 2024, the Company recognized non-cash impairment charges primarily related to the closure of two locations. During the second quarter and year to date periods of fiscal 2023, the Company recognized non-cash impairment charges primarily related to impairments of long-lived assets at four underperforming locations and the closed corporate office. See Note 7. Fair Value Measurements.
Asset Disposal and Other
Asset disposals and other relate primarily to terminated capital projects.

6. Borrowings
Borrowings as of July 14, 2024 and December 31, 2023 are summarized below (in thousands):

	July 14, 2024	Variable Interest Rate	December 31, 2023	Variable Interest Rate
Term loan	$167,911	12.10%	$189,143	11.62%
Total borrowings	167,911		189,143
Less: unamortized debt issuance costs and discounts	5,602		6,549
Long-term debt	$162,309		$182,594

Revolving line of credit unamortized deferred financing charges:	$625		$752
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
The Credit Facility will mature on March 4, 2027. No amortization is required with respect to the revolving Credit Facility. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. As of July 14, 2024, quarterly principal payments are no longer required as a result of the debt repayments from the proceeds of the recent sale-leaseback transactions. The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate, which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
As of July 14, 2024, the Company had outstanding borrowings under the Credit Facility of $162.3 million, in addition to amounts issued under letters of credit of $7.7 million. As of December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $182.6 million, in addition to amounts issued under letters of credit of $7.7 million.
Red Robin International, Inc., is the borrower under the Credit Agreement, and certain of its subsidiaries and the Company are guarantors of the borrower’s obligations under the Credit Agreement. Borrowings under the Credit Agreement are secured by substantially all of the assets of the borrower and the guarantors, including the Company, and are available to: (i) refinance certain existing indebtedness of the borrower and its subsidiaries, (ii) pay any fees and expenses in connection with the Credit Agreement, and (iii) provide for the working capital and general corporate requirements of the Company, the borrower and its subsidiaries, including permitted acquisitions and capital expenditures, but excluding restricted payments.
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
The following tables present the Company's assets measured at fair value on a recurring basis (in thousands):

	July 14, 2024	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,055	$2,055	$—	$—
Total assets measured at fair value	$2,055	$2,055	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,079	$2,079	$—	$—
Total assets measured at fair value	$2,079	$2,079	$—	$—
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
During the second quarter of fiscal 2024, we impaired long-lived assets at two restaurant locations that we closed during the quarter with a carrying value of approximately $3.1 million. We determined the fair value of these long-lived assets to be $0.9 million as a result of the closures, resulting in a $1.1 million impairment charge and a $1.1 million decrease in right of use assets due to remeasurement. During the first half of fiscal 2023, we impaired long-lived assets at four restaurant locations and the closed corporate office with carrying values of $12.4 million. We determined the fair value of these long-lived assets to be $10.0 million, resulting in impairment charges of $2.4 million during the quarter and year to date periods ended July 9, 2023.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its credit facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of July 14, 2024, the fair value of the credit facility was approximately $168.3 million and the principal amount carrying value was $167.9 million. The credit facility term loan is reported net of $5.6 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of July 14, 2024. The carrying value of the credit facility was $189.1 million and the fair value of the credit facility was $186.9 million as of December 31, 2023. The interest rate on the credit facility represents a level 2 fair value input.

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
As of July 14, 2024, we had reserves of $8.1 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. To date, none of these claims, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As of July 14, 2024, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverage and other supplies to our restaurants, for an aggregate of $202.2 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
9. Subsequent Events
Subsequent to the second quarter of fiscal 2024, the Company entered into the Second Amendment to our Credit Agreement (the “Second Amendment”). The Second Amendment amends the Credit Agreement to, among other things:
•increase the required Maximum Net Total Leverage Ratio beginning in the third fiscal quarter of 2024 through the third fiscal quarter of 2025;
•increase the aggregate revolving commitments by $15.0 million to $40.0 million on the Second Amendment effective date through the third fiscal quarter of 2025;
•remove the variable Pricing Grid and increase the Applicable Margin on all Term Loans and Revolving Facility Loans that are SOFR Loans to 7.50% per annum and that are ABR Loans to 6.50% per annum;
•add certain additional reporting requirements.
In conjunction with the Second Amendment, the Company paid certain customary amendment fees to the lenders under the credit facility totaling approximately $2.9 million. Terms in this section that are capitalized but not defined have the meanings given to them in the Second Amendment. The summary description of the Second Amendment does not purport to be complete and is qualified in its entirety to the full text of the Second Amendment, which is attached hereto as Exhibit 10.6 and is incorporated by reference herein.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. References to the second quarter and year to date periods of fiscal 2024 and fiscal 2023 refer to the twelve and twenty-eight weeks ended July 14, 2024 and July 9, 2023, respectively.
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 503 locations in North America. As of July 14, 2024, the Company owned 411 restaurants located in 39 states, and had 92 franchised restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for the Second Quarter of Fiscal 2024, Compared to the Second Quarter of Fiscal 2023:
•Total revenues are $300.2 million, an increase of $1.5 million.
•Comparable restaurant revenue(1) declined 0.8% excluding a deferred revenue benefit led by the change in the Company's loyalty program. Including this benefit, Comparable restaurant revenue(1) increased 1.4%.
•Net loss is $9.5 million, compared to net income of $3.9 million last year.
•Adjusted EBITDA(2) is $11.8 million compared to $15.5 million last year.
•Subsequent to the close of the second quarter, executed an amendment to the credit agreement that revises financial covenants and expands revolver capacity.
Highlights for the Year to Date Period of Fiscal 2024, Compared to the Year to Date Period of Fiscal 2023:
•Total revenues are $688.7 million, a decrease of $27.8 million.
•Comparable restaurant revenue(1) declined 4.0% excluding a deferred revenue benefit led by the change in the Company's loyalty program. Including this benefit, Comparable restaurant revenue(1) declined 3.2%.
•Net loss is $18.9 million, compared to net income of $0.7 million last year.
•Adjusted EBITDA(2) is $24.0 million compared to $51.9 million last year.
•Completed a sale-leaseback transaction for ten restaurants in the first quarter of fiscal 2024, generating net proceeds of approximately $23.3 million and a gain, net of expenses of $7.4 million.
(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated for 18 months as of the beginning of the period presented.
(2) See below for a reconciliation of Adjusted EBITDA to Net income (loss).
Key Performance Indicators
Restaurant Revenue, compared to the same quarter in the prior year, is presented in the table below:

(Dollars in millions)	Twelve Weeks Ended	Twenty-Eight Weeks Ended
Restaurant Revenue for the period ended July 9, 2023	$293.3	$700.2
Increase/(decrease) in comparable restaurant revenue	4.1	(21.5)
Decrease in non-comparable and closed restaurant revenue	(2.9)	(5.7)
Total increase/(decrease)	1.2	(27.2)
Restaurant Revenue for the period ended July 14, 2024	$294.5	$673.0

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Company-owned:
Beginning of period	413	415	415	414
Opened during the period	—	—	—	1
Acquired from franchisees	—	5	—	5
Closed during the period	(2)	(2)	(4)	(2)
End of period	411	418	411	418
Franchised:
Beginning of period	92	96	92	97
Opened during the period	—	—	—	—
Closed during the period	—	—	—	(1)
Sold to Company during the period	—	(5)	—	(5)
End of period	92	91	92	91
Total number of restaurants	503	509	503	509
Comparable Restaurant Revenue
As of the first quarter of fiscal 2024, the Company revised its definition of comparable restaurant revenue to reflect Company-owned restaurants that have operated for 18 months as of the beginning of the period presented. The prior definition included Company-owned restaurants that have operated for five full quarters as of the beginning of the period presented. The Company believes this change will provide investors with a better understanding of our financial performance from period to period. The change did not have a material impact on previously reported results and as such, prior periods were not revised to reflect the new definition.
For the second quarter and year to date periods of fiscal 2024, there were 405 and 404 comparable restaurants, respectively.

The following table presents total Company-owned and franchised restaurants by state or province as of July 14, 2024:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	1
Alaska		3
Alabama	4
Arizona	18	1
California	57
Colorado	22
Connecticut	3
Delaware		5
Florida	17
Georgia	6
Iowa	5
Idaho	8
Illinois	17
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	16	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	18	9
Utah	1	5
Virginia	19
Washington	37
Wisconsin	11

Province:
British Columbia		11
Total	411	92

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(Dollars in thousands)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Revenues:
Restaurant revenue	98.1%	98.2%	97.7%	97.7%
Franchise revenue	1.4	1.2	1.4	1.2
Other revenue	0.5	0.6	0.9	1.1
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (1) (excluding depreciation and amortization shown separately below):
Cost of sales	23.6	24.3	23.7	24.4
Labor	38.7	37.4	39.1	36.4
Other operating	17.6	17.7	17.6	17.7
Occupancy	8.4	8.0	8.3	7.6
Total restaurant operating costs	88.1	87.3	88.6	86.1
Depreciation and amortization	4.5	5.3	4.6	5.2
Selling, general, and administrative expenses	9.5	9.0	9.9	8.6
Pre-opening costs	—	—	—	0.1
Other charges (gains), net	1.0	(3.6)	(0.2)	(0.1)
Income (loss) from operations	(1.5)	3.4	(1.0)	2.0

Other expense (income):
Interest expense	1.7	2.3	1.8	2.1
Interest income and other, net	—	(0.2)	(0.1)	(0.1)
Income (loss) before income taxes	(3.2)	1.4	(2.7)	0.1
Income tax provision (benefit)	—	0.1	—	—
Net income (loss)	(3.2)%	1.3%	(2.8)%	0.1%
(1)    Expressed as a percentage of restaurant revenue.

Revenues

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in thousands)	July 14, 2024	July 9, 2023	Percent Change	July 14, 2024	July 9, 2023	Percent Change
Restaurant revenue	$294,457	$293,281	0.4%	$673,025	$700,174	(3.9)%
Franchise revenue	4,287	3,544	21.0%	9,628	8,826	9.1%
Other revenue	1,410	1,823	(22.7)%	6,042	7,460	(19.0)%
Total revenues	$300,154	$298,648	0.5%	$688,695	$716,460	(3.9)%
Average weekly net sales volumes in Company-owned restaurants	$59,498	$58,477	1.7%	$58,220	$60,124	(3.2)%
Total operating weeks	4,949	5,018	(1.4)%	11,560	11,648	(0.8)%
Restaurant revenue, which comprises primarily food and beverage sales, increased $1.2 million, or 0.4%, in the second quarter of fiscal 2024, as compared to the comparable period of 2023. Restaurant revenue increased primarily due to a benefit resulting from a change in the Company's loyalty program. Excluding this benefit, comparable restaurant revenue declined 0.8%. Including this benefit, comparable restaurant revenue increased 1.4%. Comparable restaurant revenue reflects a 6.7% decrease in Guest count, offset in part by a 5.9% increase in average Guest check. The increase in average Guest check resulted from a 7.6% increase in menu prices, partially offset by a 0.9% decrease from menu mix and a 0.8% decrease from discounts. The decrease in menu mix was primarily driven by Guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and reduced incidence of add on menu items. Dine-in sales comprised 76.8% of total food and beverage sales during the second quarter of 2024, as compared to 74.7% in the same period in 2023.
Restaurant revenue decreased $27.1 million or 3.9% in the year to date period of fiscal 2024, as compared to the same period of 2023. Restaurant revenue decreased primarily due to a 4.0% decrease in comparable restaurant revenue led by the change in the Company's loyalty program. Including the benefit of loyalty adjustments, comparable restaurant revenue decreased 3.2%. Comparable restaurant revenue reflects an 8.3% decrease in Guest count, partially offset by a 4.3% increase in average Guest check. The decrease in Guest count is due in part to overlapping elevated performance in the first quarter of fiscal 2023, our exit of virtual brands in the third quarter of fiscal 2023, and adverse weather impacts during the first quarter of fiscal 2024. The increase in average Guest check resulted from a 6.4% increase in menu prices, partially offset by a 1.4% decrease from menu mix and a 0.7% decrease from discounts. The decrease in menu mix was primarily driven by Guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and reduced incidence of add on menu items. Dine-in sales comprised 76.4% of total food and beverage sales during the year to date period of 2024, as compared to 71.4% in the same period in 2023.
Average weekly net sales volumes are calculated as the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Franchise revenue increased by $0.7 million, or 21.0%, in the second quarter of fiscal 2024 compared to the same period of 2023, primarily due to an increase in franchisee contributions. The increase in 2024 follows a reduction in 2023, and returns franchisee contributions to their typical historical level. Franchise restaurants reported a decrease of 1.7% in comparable restaurant revenue in the second quarter of fiscal 2024 and a decrease of 3.2% for the year to date period of fiscal 2024 compared to the same periods in fiscal 2023.
Other revenue decreased $0.4 million and $1.4 million in the second quarter and year to date periods of fiscal 2024 compared to 2023, primarily related to business interruption insurance recoveries recognized in 2023.
Cost of Sales

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2024	July 9, 2023	Percent Change	July 14, 2024	July 9, 2023	Percent Change
Cost of sales	$69,444	$71,372	(2.7)%	$159,653	$171,042	(6.7)%
As a percent of restaurant revenue	23.6%	24.3%	(0.7)%	23.7%	24.4%	(0.7)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 70 basis points for the second quarter of fiscal 2024 as compared to the comparable period in 2023. The improvement was primarily driven by menu price increases and implementation of various cost savings initiatives, partially offset by negative product mix and commodity inflation.

Cost of sales as a percentage of restaurant revenue decreased 70 basis points for the year to date period of fiscal 2024 as compared to the comparable period in 2023. The improvement was primarily driven by menu price increases and implementation of various cost savings initiatives, partially offset by product mix shifts to higher cost menu items and commodity inflation.
Labor

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2024	July 9, 2023	Percent Change	July 14, 2024	July 9, 2023	Percent Change
Labor	$113,908	$109,678	3.9%	$262,866	$255,100	3.0%
As a percent of restaurant revenue	38.7%	37.4%	1.3%	39.1%	36.4%	2.7%
Labor costs include restaurant level hourly wages and management salaries as well as related taxes and benefits. For the second quarter of fiscal 2024, labor as a percentage of restaurant revenue increased 130 basis points compared to the same period in 2023. The increase was primarily driven by strategic investments in hourly and management labor, increased incentive compensation related to a new partner bonus plan, and higher group health insurance costs.
For the year to date period of fiscal 2024, labor as a percentage of restaurant revenue increased 270 basis points compared to the same period in 2023. The increase was primarily driven by strategic investments in hourly and management labor, increased incentive compensation related to a new partner bonus plan, and higher workers compensation and group health insurance costs.
Other Operating

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2024	July 9, 2023	Percent Change	July 14, 2024	July 9, 2023	Percent Change
Other operating	$51,783	$51,842	(0.1)%	$118,273	$123,892	(4.5)%
As a percent of restaurant revenue	17.6%	17.7%	(0.1)%	17.6%	17.7%	(0.1)%
Other operating costs include costs such as repair and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the second quarter of fiscal 2024, other operating costs as a percentage of restaurant revenue decreased 10 basis points as compared to the comparable period in 2023. The decrease was primarily driven by reduced third party commission expenses associated with lower off premise mix and lower commission rates, partially offset by higher utilities costs.
For the year to date period of fiscal 2024, other operating costs as a percentage of restaurant revenue decreased 10 basis points as compared to the comparable period in 2023. The decrease was primarily driven by reduced third party commission expenses associated with lower off premise mix and lower commission rates.
Occupancy

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2024	July 9, 2023	Percent Change	July 14, 2024	July 9, 2023	Percent Change
Occupancy	$24,595	$23,482	4.7%	$56,023	$53,283	5.1%
As a percent of restaurant revenue	8.4%	8.0%	0.4%	8.3%	7.6%	0.7%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenue increased 40 basis points for the second quarter of fiscal 2024 compared to the comparable period in 2023. The increase is due to the impact of an increase in fixed rents related to the sale-leaseback of 28 locations.
Occupancy costs as a percentage of restaurant revenue increased 70 basis points for the year to date period of fiscal 2024 compared to the comparable period in 2023. The increase is due to the impact of an increase in fixed rents related to the sale-leaseback of 28 locations and the acquisition of five restaurants from a franchisee in the second quarter of fiscal 2023.

Depreciation and Amortization

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2024	July 9, 2023	Percent Change	July 14, 2024	July 9, 2023	Percent Change
Depreciation and amortization	$13,402	$15,756	(14.9)%	$31,556	$37,581	(16.0)%
As a percent of total revenues	4.5%	5.3%	(0.8)%	4.6%	5.2%	(0.6)%
Depreciation and amortization include depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. For the second quarter of fiscal 2024, depreciation and amortization expense as a percentage of revenue decreased 80 basis points compared to the comparable period in 2023, primarily due to asset impairments and sale-leaseback transactions reducing the depreciable asset base.
For the year to date period of fiscal 2024, depreciation and amortization expense as a percentage of revenue decreased 60 basis points compared to the comparable period in 2023, primarily due to asset impairments and sale-leaseback transactions reducing the depreciable asset base.
Selling, General, and Administrative

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2024	July 9, 2023	Percent Change	July 14, 2024	July 9, 2023	Percent Change
Selling, general, and administrative	$28,652	$26,864	6.7%	$68,041	$61,387	10.8%
As a percent of total revenues	9.5%	9.0%	0.5%	9.9%	8.6%	1.3%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and Board of Directors' expenses. Selling, general and administrative expense increased $1.8 million, or 6.7% in the second quarter of fiscal 2024 as compared to the comparable period in 2023.
General and administrative costs in the second quarter of fiscal 2024 were $16.6 million, a decrease of $3.5 million compared to the comparable period in 2023. The decrease is primarily related to reduced incentive compensation accruals as compared to the prior year quarter.
Selling costs in the second quarter of fiscal 2024 were $12.0 million, an increase of $5.3 million compared to the comparable period in 2023. The increase was primarily driven by increased marketing communication with consumers and related production costs.
General and administrative costs in the year to date period of fiscal 2024 were $42.5 million, a decrease of $3.8 million compared to the comparable period in 2023. The decrease is primarily related to reduced incentive compensation accruals as compared to the same period last year, partially offset by higher benefit costs.
Selling costs in the year to date period of fiscal 2024 were $25.6 million, an increase of $10.5 million compared to the comparable period in 2023. The increase was primarily driven by increased marketing communication with consumers and related production costs.

Pre-opening Costs

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 14, 2024	July 9, 2023	Percent Change	July 14, 2024	July 9, 2023	Percent Change
Pre-opening costs	$—	$4	(100.0)%	$—	$586	(100.0)%
As a percent of total revenues	—%	—%	—%	—%	0.1%	(0.1)%
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
We did not open any new restaurants or roll out any Donatos® locations in the first half of fiscal 2024. We opened one restaurant and completed the rollout of 25 Donatos® locations in the first half of fiscal 2023.
Interest Expense
Interest expense for the second quarter of fiscal 2024 and 2023 was $5.1 million and $6.5 million, respectively. The $1.4 million decrease was primarily due to the $29.6 million repayment of debt with the proceeds from the sale-leaseback transactions subsequent to the second quarter of fiscal 2023, partially offset by an increase in the weighted average interest rate to 13.6% in the second quarter of fiscal 2024 compared to 11.1% in the prior year quarter. Average outstanding debt was $175.2 million and $207.1 million as of July 14, 2024 and July 9, 2023, respectively.
Interest expense was $12.6 million for the year to date period of fiscal 2024 and $14.3 million for the year to date period of fiscal 2023. The $1.7 million decrease was primarily due to the $29.6 million repayment of debt with the proceeds from the sale-leaseback transactions subsequent to the second quarter of fiscal 2023, partially offset by an increase in the weighted average interest rate to 13.5% for the year to date period of fiscal 2024 compared to 12.3% in the same period last year. Average outstanding debt was $175.2 million and $210.7 million as of July 14, 2024 and July 9, 2023, respectively.
Income Tax Provision
The effective tax rate for the second quarter of fiscal 2024 was a 0.4% benefit, compared to a 3.8% expense for the second quarter of fiscal 2023. The effective tax rate for the year to date period of fiscal 2024 was 0.7%, compared to 21.0% for the year to date period of fiscal 2023. The effective tax rate for the quarter and year to date periods of fiscal 2024 reflects the valuation allowance recorded against the Company's net tax assets in addition to certain federal and state income taxes due to attribute limitations, minimum state income taxes, and state franchise taxes. The increase in tax rate for the fiscal 2023 periods as compared to the fiscal 2024 periods is due to the near break-even pretax book income generated in fiscal 2023.

Non-GAAP Financial Measures
Restaurant revenue and operating costs, and restaurant level operating profit for the periods presented are detailed in the table below:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in millions)	July 14, 2024	July 9, 2023	Increase/ (Decrease)	July 14, 2024	July 9, 2023	Increase/ (Decrease)
Restaurant revenue	$294.5	$293.3	0.4%	$673.0	$700.2	(3.9)%
Restaurant operating costs:
Cost of sales	69.4	71.4	(2.8)%	159.7	171.0	(6.6)%
Labor	113.9	109.7	3.8%	262.9	255.1	3.1%
Other operating	51.8	51.8	—%	118.3	123.9	(4.5)%
Occupancy	24.6	23.5	4.7%	56.0	53.3	5.1%
Total Restaurant Operating Costs	$259.7	$256.4	1.3%	$596.9	$603.3	(1.1)%

Restaurant level operating profit(1)	$34.8	$36.9	(5.7)%	$76.1	$96.9	(21.5)%
(1) Restaurant level operating profit is a non-GAAP measure. See below for a reconciliation of restaurant level operating profit to income from operations and income from operations as a percentage of total revenues.

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in millions)	July 14, 2024	July 9, 2023	Increase/ (Decrease)	July 14, 2024	July 9, 2023	Increase/(Decrease)
Restaurant revenue	$294.5	$293.3	0.4%	$673.0	$700.2	(3.9)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.6%	24.3%	(70)	23.7%	24.4%	(70)
Labor	38.7	37.4	130	39.1	36.4	270
Other operating	17.6	17.7	(10)	17.6	17.7	(10)
Occupancy	8.4	8.0	40	8.3	7.6	70
Total Restaurant Operating Costs	88.1%	87.3%	80	88.6%	86.1%	250

Restaurant level operating profit	11.8%	12.6%	(80)	11.3%	13.8%	(250)
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes net income (loss), income (loss) per diluted share, and adjusted income (loss) per diluted share for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Net income (loss) as reported	$(9,489)	$3,922	$(18,949)	$664

Income (loss) per share - diluted:
Net income (loss) as reported	$(0.61)	$0.24	$(1.21)	$0.04
Other charges (gains), net:
Gain on sale of restaurant property	—	(0.91)	(0.48)	(0.89)
Litigation contingencies	0.02	0.08	0.05	0.34
Restaurant closure costs, net	0.03	(0.01)	0.04	0.10
Severance and executive transition	0.01	0.06	0.07	0.17
Asset impairment	0.07	0.11	0.07	0.15
Asset disposal and other, net	0.05	0.01	0.17	0.07
Closed corporate office costs, net of sublease income	—	0.01	0.01	0.01
Income tax effect	(0.05)	0.17	0.02	0.01
Adjusted income (loss) per share - diluted	$(0.47)	$(0.24)	$(1.26)	$—

Weighted average shares outstanding:
Basic	15,680	16,037	15,608	16,014
Diluted	15,680	16,291	15,608	16,367

The following table summarizes Net loss, EBITDA, and Adjusted EBITDA for the periods presented (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Net income (loss) as reported	$(9,489)	$3,922	$(18,949)	$664
Interest expense, net	4,997	6,305	12,311	13,881
Income tax provision (benefit)	(40)	156	141	176
Depreciation and amortization	13,402	15,756	31,556	37,581
EBITDA	8,870	26,139	25,059	52,302

Other charges (gains), net:
Gain on sale of restaurant property	—	(14,586)	(7,425)	(14,586)
Litigation contingencies	356	1,240	776	5,540
Restaurant closure costs, net	423	(112)	597	1,638
Severance and executive transition	137	962	1,082	2,854
Asset impairment	1,128	1,693	1,128	2,387
Asset disposal and other, net	825	83	2,620	1,144
Closed corporate office costs, net of sublease income	62	113	177	175
Adjusted EBITDA	$11,801	$15,532	$24,014	$51,454
We define EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA and Adjusted income (loss) per share-diluted are supplemental measures of our performance that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures give the reader additional insight into the ongoing operational results of the Company and are intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted EBITDA and adjusted income (loss) per share-diluted exclude the impact of non-operating or nonrecurring items including changes in estimates, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains on sale leaseback transactions, severance and executive transition costs and other non-recurring, non-cash or discrete items net of income tax impacts. Other companies may define these non-GAAP measures differently, and as a result our measures may not be directly comparable to those of other companies. Adjusted income (loss) per share-diluted and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes income (loss) from operations and restaurant level operating profit for the periods presented (dollars in thousands):

	Twelve Weeks Ended				Twenty-Eight Weeks Ended
	July 14, 2024		July 9, 2023		July 14, 2024		July 9, 2023
Income (loss) from operations	$(4,561)	(1.5)%	$10,257	3.4%	$(6,672)	(1.0)%	$14,437	2.0%

Less:
Franchise revenue	4,287	1.4%	3,544	1.2%	9,628	1.4%	8,826	1.2%
Other revenue	1,410	0.5%	1,823	0.6%	6,042	0.9%	7,460	1.1%

Add:
Other charges (gains), net	2,931	1.0	(10,607)	(3.6)	(1,045)	(0.2)	(848)	(0.1)
Pre-opening costs	—	—	4	—	—	—	586	0.1
Selling	12,040	4.0	6,752	2.3	25,587	3.7	15,129	2.1
General and administrative expenses	16,612	5.5	20,111	6.7	42,454	6.2	46,258	6.5
Depreciation and amortization	13,402	4.5	15,756	5.3	31,556	4.6	37,581	5.2
Restaurant level operating profit	$34,727	11.8%	$36,907	12.6%	$76,210	11.3%	$96,857	13.8%

Income (loss) from operations as a percentage of total revenues	(1.5)%		3.4%		(1.0)%		2.0%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	11.8%		12.6%		11.3%		13.8%
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

Liquidity and Capital Resources
Cash and cash equivalents, and restricted cash decreased $0.4 million to $31.1 million as of July 14, 2024, from $31.6 million at the beginning of the fiscal year. The Company is using available cash flow from operations to maintain existing restaurants and infrastructure, and execute on its long-term strategic initiatives. As of July 14, 2024, the Company had approximately $48.1 million in liquidity, including cash and cash equivalents and $25.0 million available borrowing capacity under our Credit Facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023
Net cash provided by operating activities	$14,246	$18,225
Net cash provided by (used in) investing activities	9,415	(98)
Net cash used in financing activities	(24,097)	(20,086)
Effect of exchange rate changes on cash	(2)	—
Net change in cash and cash equivalents, and restricted cash	$(438)	$(1,959)
Operating Cash Flows
Net cash flows provided by operating activities decreased $4.0 million to $14.2 million for the first half of fiscal 2024 compared to $18.2 million for the comparable period in fiscal 2023. The decrease in net cash provided by operating activities is primarily attributable to the decrease in restaurant level profitability.
Investing Cash Flows
Net cash flows provided by investing activities increased to $9.4 million for the first half of fiscal 2024, as compared to net cash flows used in investing activities of $0.1 million for the comparable period in fiscal 2023. The $9.5 million increase in cash flows provided by investing activities is primarily due to reduction in current year capital expenditures and lower proceeds from sale lease-back transactions in the current year period. In addition, cash used in investing activities in the prior year included a $3.5 million cash outflow for the acquisition of five franchised restaurants.
The following table lists the components of our capital expenditures for the periods presented (in thousands):

	Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023
Restaurant improvement capital and other	$7,485	$12,045
Technology, infrastructure, and other	6,371	5,066
Donatos® expansion	—	7,440
New restaurants and restaurant refreshes	—	1,263
Total capital expenditures	$13,856	$25,814
Financing Cash Flows
Net cash flows used in financing activities increased to $24.1 million for the first half of fiscal 2024, as compared to $20.1 million for the comparable period in fiscal 2023. The increase in cash flows used in financing activities primarily relates to a $21.2 million repayment of outstanding debt with sale-leaseback transaction proceeds in fiscal 2024 compared to a $15.5 million repayment of outstanding of debt with sale-leaseback transaction proceeds in fiscal 2023.

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
As of July 14, 2024, the Company had outstanding borrowings under the Credit Facility of $162.3 million net of $5.6 million of unamortized deferred financing charges and discounts, none of which was classified as current. As of July 14, 2024, the Company had $25.0 million of available borrowing capacity under its Credit Facility and $7.7 million of letters of credit issued against cash collateral. The Company's cash collateral is reported in Restricted cash on our Condensed Consolidated Balance Sheets.
On August 21, 2024, the Company entered into the second amendment to our Credit Agreement (the “Second Amendment”). The Second Amendment among other things: provides certain relief from the financial covenant by increasing the required maximum net total leverage ratio beginning in the third quarter of 2024 through the third quarter of 2025; increases the aggregate revolving commitments by $15.0 million to $40.0 million through the third quarter of 2025; removes the variable pricing grid and increases the applicable margin on all term loans and revolving loans that are SOFR-based loans to 7.50% per annum and that are ABR-based loans to 6.50% per annum; and adds certain additional reporting requirements.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a net total leverage ratio covenant, as defined, that adjusts periodically as specified in the Second Amendment to our Credit Agreement. As of July 14, 2024, we were in compliance with all debt covenants.
Additionally, as noted under "Credit Facility” above, the Second Amendment increased the required maximum net total leverage ratio covenant from the third quarter of 2024 through the third quarter of 2025.
Working Capital
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our Credit Facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our borrowing capacity under the Credit Facility, as amended by the Second Amendment, and cash on hand, will be sufficient to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75.0 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75.0 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through July 14, 2024, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16,520,000. The Company completed no share repurchases during the quarter and year to date periods ended July 14, 2024. Accordingly, as of July 14, 2024, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
Seasonality
Our business is subject to seasonal fluctuations. Sales in most of our restaurants were historically higher during the spring months and winter holiday season due to factors including our retail-oriented locations and family appeal. As a result, our quarterly operating results may fluctuate significantly as a result of seasonality, and seasonality of sales may shift over time. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year.

Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Refer to Footnote 8. Commitments and Contingencies.
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

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: (i) our business objectives and strategic plans; (ii) working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy future working capital deficits and capital expenditures; (iii) our share repurchase program; (iv) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs, and our ability to mitigate potential increases in such costs; (v) anticipated continued investments in our partnership with Donatos® and other restaurant improvements, including the timing thereof; (vi) our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities and taxes; (vii) the seasonality of our business; (viii) our ability to successfully implement, and our expectations regarding, our North Star five-point plan to enhance the Company’s competitive positioning; (ix) litigation contingencies and the adequacy of our reserves for legal matters; (x) our expectations regarding, and our ability to mitigate changes in, interest rates, commodity prices, and other factors; (xi) our strategies to enhance our liquidity position; and (xii) transactions including sale-leaseback transactions and acquisitions of certain restaurants from a franchisee.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of July 14, 2024, we had $167.9 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.7 million on an annualized basis.
We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $3.0 million on an annualized basis.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management of the Company ("Management"), including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. The Company's CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2024, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.

ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the second quarter ended July 14, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Second Amendment to Credit Agreement
On August 21, 2024, the Company entered into an incremental amendment to its Credit Agreement (the “Second Amendment”), by and among the Company, Red Robin International, Inc., as the borrower (the “Borrower”), certain subsidiary guarantors party thereto, certain incremental revolving lenders party thereto (the “Revolving Incremental Lenders”), the other lenders party thereto and Fortress Credit Corp., as administrative agent and as collateral agent (the “Agent”), which amends the Credit Agreement, dated as of March 4, 2022 (as amended by that certain Amendment No. 1, dated as of July 17, 2023, the “Credit Agreement”, and by the Second Amendment, the “Amended Credit Agreement”), by and among the Company, the Borrower, the lenders and issuing banks from time to time party thereto, the Agent and the other parties from time to time party thereto. All capitalized terms not defined herein have the meanings given to them in the Amended Credit Agreement.
The Second Amendment provides additional flexibility to continue to implement our business strategy, making the following changes, among others, to the Credit Agreement:
•The Revolving Incremental Lenders will extend incremental revolving facility commitments to increase the size of the existing $25 million revolving line of credit by $15 million to $40 million. The $15 million increased commitments will terminate at end of the third quarter of 2025 at which time the revolving line of credit will be reduced back to $25 million.
•Removes the variable Pricing Grid and increases the Applicable Margin on all Term Loans and Revolving Facility Loans that are SOFR Loans to 7.50% per annum and that are ABR Loans to 6.50% per annum.
•Provides certain relief from the financial covenant by increasing the required Maximum Net Total Leverage Ratio beginning in the third quarter of 2024 through the third quarter of 2025.
•Adds certain additional reporting requirements.
The summary descriptions of the Second Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Second Amendment, a copy of which is attached hereto as Exhibit 10.6 and is incorporated herein by reference.

ITEM 6.    Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.

(3.2)	Fifth Amended and Restated Bylaws dated March 20, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023.

(10.1)*	Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 4, 2024.

10.2*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Performance Stock Unit Award Agreement

10.3*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Restricted Stock Unit Award Agreement

10.4*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Cash Performance Award Agreement

10.5*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Nonemployee Director Restricted Stock Unit Award Agreement

10.6
Amendment No. 2, dated August 21, 2024, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 14, 2024 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 14, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-eight weeks ended July 14, 2024 and July 9, 2023; (iii) Condensed Consolidated Statements of Stockholders' Equity at July 14, 2024 and July 9, 2023; (iv) Condensed Consolidated Statements of Cash Flows for the twenty-eight weeks ended July 14, 2024 and July 9, 2023; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 22, 2024	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)