Form 10-Q
period 2024-10-06
RED ROBIN GOURMET BURGERS INC
filed 2024-11-06
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2024

or

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

As of November 4, 2024, there were 15,776,961 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	October 6, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$21,988	$23,634
Accounts receivable, net	11,283	21,592
Inventories	27,498	26,839
Prepaid expenses and other current assets	10,370	11,785
Restricted cash	8,300	7,931
Total current assets	79,439	91,781
Property and equipment, net	217,073	261,258
Operating lease assets, net	345,364	361,609
Intangible assets, net	13,676	15,491
Other assets, net	13,896	11,795
Total assets	$669,448	$741,934
Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable	$29,573	$27,726
Accrued payroll and payroll-related liabilities	33,908	32,524
Unearned revenue	15,338	36,067
Current portion of operating lease obligations	51,423	43,819
Accrued liabilities and other	49,455	46,201
Total current liabilities	179,697	186,337
Long-term debt	180,688	182,594
Long-term portion of operating lease obligations	353,435	383,439
Other non-current liabilities	8,965	10,006
Total liabilities	722,785	762,376
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity (deficit):
Common stock; $0.001 par value: 45,000 shares authorized; 20,449 shares issued; 15,779 and 15,528 shares outstanding as of October 6, 2024 and December 31, 2023	20	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of October 6, 2024 and December 31, 2023	—	—
Treasury stock 4,670 and 4,921 shares, at cost, as of October 6, 2024 and December 31, 2023	(165,747)	(174,702)
Paid-in capital	225,666	229,680
Accumulated other comprehensive loss, net of tax	(33)	(22)
Accumulated deficit	(113,243)	(75,418)
Total stockholders' equity (deficit)	(53,337)	(20,442)
Total liabilities and stockholders' equity (deficit)	$669,448	$741,934
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except for per share amounts)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Revenues:
Restaurant revenue	$270,605	$273,133	$943,630	$973,307
Franchise revenue	3,007	3,418	12,635	12,245
Other revenue	1,026	1,009	7,068	8,468
Total revenues	274,638	277,560	963,333	994,020
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	65,105	65,128	224,759	236,171
Labor	107,692	103,741	370,559	358,841
Other operating	49,740	50,351	168,014	174,243
Occupancy	23,826	23,523	79,850	76,806
Depreciation and amortization	13,330	14,672	44,886	52,253
Selling, general, and administrative expenses	26,290	27,961	94,329	89,348
Pre-opening costs	—	—	—	586
Other charges (gains), net	1,532	(5,878)	487	(6,726)
Total costs and expenses	287,515	279,498	982,884	981,522

Income (loss) from operations	(12,877)	(1,938)	(19,551)	12,498
Other expense:
Interest expense	6,322	6,103	18,907	20,355
Interest income and other, net	(225)	(158)	(676)	(814)
Loss before income taxes	(18,974)	(7,883)	(37,782)	(7,043)
Income tax provision (benefit)	(98)	278	43	453
Net loss	$(18,876)	$(8,161)	$(37,825)	$(7,496)
Loss per share:
Basic	$(1.20)	$(0.52)	$(2.42)	$(0.47)
Diluted	$(1.20)	$(0.52)	$(2.42)	$(0.47)
Weighted average shares outstanding:
Basic	15,754	15,799	15,652	15,949
Diluted	15,754	15,799	15,652	15,949

Other comprehensive income (loss):
Foreign currency translation adjustment	$3	$(12)	$(12)	$1
Other comprehensive income (loss), net of tax	3	(12)	(12)	1
Total comprehensive loss	$(18,873)	$(8,173)	$(37,837)	$(7,495)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2023	20,449	$20	4,921	$(174,702)	$229,680	$(22)	$(75,418)	$(20,442)
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(84)	3,011	(3,382)	—	—	(371)
Non-cash stock compensation	—	—	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	—	—	(9,460)	(9,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18)	—	(18)
Balance, April 21, 2024	20,449	$20	4,837	$(171,691)	$227,488	$(40)	$(84,878)	$(29,101)
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(143)	5,106	(4,919)	—	—	187
Non-cash stock compensation	—	—	—	—	1,856	—	—	1,856
Net loss	—	—	—	—	—	—	(9,489)	(9,489)
Other comprehensive income (loss), net of tax	—	—	—	—	—	4	—	4
Balance, July 14, 2024	20,449	$20	4,694	$(166,585)	$224,425	$(36)	$(94,367)	$(36,543)
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(24)	838	(897)	—	—	(59)
Non-cash stock compensation	—	—	—	—	2,138	—	—	2,138
Net loss	—	—	—	—	—	—	(18,876)	(18,876)
Other comprehensive income (loss), net of tax	—	—	—	—	—	3	—	3
Balance, October 6, 2024	20,449	$20	4,670	$(165,747)	$225,666	$(33)	$(113,243)	$(53,337)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income/(Loss), net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 25, 2022	20,449	$20	4,515	$(182,810)	$238,803	$(34)	$(54,190)	$1,789
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(129)	5,330	(5,106)	—	—	224
Non-cash stock compensation	—	—	—	—	2,179	—	—	2,179
Net loss	—	—	—	—	—	—	(3,256)	(3,256)
Other comprehensive income (loss), net of tax	—	—	—	—	—	8	—	8
Balance, April 16, 2023	20,449	$20	4,386	$(177,480)	$235,876	$(26)	$(57,446)	$944
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(250)	9,933	(8,297)	—	—	1,636
Acquisition of treasury stock	—	—	382	(4,999)	—	—	—	(4,999)
Non-cash stock compensation	—	—	—	—	1,519	—	—	1,519
Net income	—	—	—	—	—	—	3,922	3,922
Other comprehensive income (loss), net of tax	—	—	—	—	—	4	—	4
Balance, July 9, 2023	20,449	$20	4,518	$(172,546)	$229,098	$(22)	$(53,524)	$3,026
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(31)	694	(809)	—	—	(115)
Acquisition of treasury stock	—	—	480	(4,961)	—	—	—	(4,961)
Non-cash stock compensation	—	—	—	—	1,480	—	—	1,480
Net loss	—	—	—	—	—	—	(8,161)	(8,161)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12)	—	(12)
Balance, October 1, 2023	20,449	$20	4,967	$(176,813)	$229,769	$(34)	$(61,685)	$(8,743)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Forty Weeks Ended
(in thousands)	October 6, 2024	October 1, 2023
Cash flows from operating activities:
Net loss	$(37,825)	$(7,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,886	52,253
Asset impairment	1,306	7,187
Non-cash other charges (gains), net	(68)	(1,819)
Stock-based compensation expense	5,184	5,171
Gain on sale of restaurant property	(7,425)	(29,865)
Other, net	1,574	733
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	10,111	9,607
Income tax receivable	197	100
Inventories	(737)	(377)
Prepaid expenses and other current assets	2,551	1,354
Operating lease assets, net of liabilities	(3,308)	(9,975)
Trade accounts payable and accrued liabilities	7,936	5,416
Unearned revenue	(20,729)	(15,057)
Other operating assets and liabilities, net	(1,813)	129
Net cash provided by operating activities	1,840	17,361
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(19,414)	(37,074)
Net proceeds from sale-leaseback	23,271	58,801
Proceeds from sales of property and equipment and other investing activities	1,016	794
Acquisition of franchised restaurants	—	(3,529)
Net cash provided by investing activities	4,873	18,992
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facilities	50,500	—
Repayments of borrowings on revolving credit facilities	(30,500)	(15,000)
Repayments of borrowings on term loan	(21,232)	(9,857)
Repayments of finance lease obligations	(934)	(668)
Purchase of treasury stock	—	(9,960)
Debt issuance costs	(2,726)	—
(Uses) Proceeds from other financing activities, net	(3,098)	1,744
Net cash used in financing activities	(7,990)	(33,741)
Net change in cash and cash equivalents, and restricted cash	(1,277)	2,612
Cash and cash equivalents, and restricted cash, beginning of period	31,565	58,206
Cash and cash equivalents, and restricted cash, end of period	$30,288	$60,818

Supplemental disclosure of cash flow information
Income tax paid, net	$69	$210
Interest paid, net of amounts capitalized	$16,566	$18,261
Right of use assets obtained in exchange for operating lease obligations	$23,587	$50,769
Right of use assets obtained in exchange for finance lease obligations	$—	$81
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of October 6, 2024, the Company owned and operated 408 restaurants located in 39 states. The Company also had 92 franchised full-service restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
Our current, prior, and upcoming year periods, period end dates, and number of weeks included in the period are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current, Prior and Upcoming Fiscal Quarters:
First Quarter 2024	April 21, 2024	16
First Quarter 2023	April 16, 2023	16
Second Quarter 2024	July 14, 2024	12
Second Quarter 2023	July 9, 2023	12
Third Quarter 2024	October 6, 2024	12
Third Quarter 2023	October 1, 2023	12
Current and Prior Fiscal Years:
Fiscal Year 2024	December 29, 2024	52
Fiscal Year 2023	December 31, 2023	53
Upcoming fiscal year:
Fiscal Year 2025	December 28, 2025	52

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
During the second quarter of fiscal 2024, we re-launched our Red Robin RoyaltyTM program (“Royalty”). Under the re-launched program, Royalty members generally earn points for every dollar spent. We may also periodically offer promotions, which typically provide the customer with the opportunity to earn bonus points or other rewards. Upon reaching certain point thresholds, Royalty members earn rewards that may be redeemed for food and beverage items. Earned rewards generally expire 90 days after they are issued, and points generally expire if a qualifying purchase is not made within 365 days of the last purchase. We defer revenue based on the estimated stand-alone selling price of points or rewards earned by customers as each point or reward is earned, net of points or rewards we do not expect to be redeemed. Our estimate of points and rewards expected to be redeemed is based on historical Company-specific data. We evaluate Royalty redemption rates annually, or more frequently as circumstances warrant. Estimating future redemption rates requires judgment based on current and historical trends, and actual redemption rates may vary from our estimates.

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
2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Restaurant revenue	$270,605	$273,133	$943,630	$973,307
Franchise revenue	3,007	3,418	12,635	12,245
Gift card breakage	735	589	5,923	5,930
Other revenue	291	420	1,145	2,538
Total revenues	$274,638	$277,560	$963,333	$994,020
Contract Liabilities
Components of Unearned revenue in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	October 6, 2024	December 31, 2023
Unearned gift card revenue	$13,005	$28,558
Unearned Royalty revenue	2,333	7,509
Unearned revenue	$15,338	$36,067
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Forty Weeks Ended
	October 6, 2024	October 1, 2023
Gift card revenue	$15,672	$16,865
We recognize Royalty revenue within Restaurant revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with Royalty is included in Unearned revenue in our Condensed Consolidated Balance Sheets.
Changes in our unearned revenue balance related to our Royalty program (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Unearned Royalty revenue, beginning balance	$1,804	$11,623	$7,509	$11,107
Revenue deferred	914	963	3,953	5,726
Revenue recognized(1)	(385)	(1,188)	(9,129)	(5,435)
Unearned Royalty revenue, ending balance	$2,333	$11,398	$2,333	$11,398
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

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Operating lease cost	$17,339	$16,691	$57,757	$53,865
Finance lease cost:
Amortization of right of use assets	216	216	720	764
Interest on lease liabilities	96	116	339	400
Total finance lease cost	$312	$332	$1,059	$1,164
Variable lease cost	4,445	4,994	14,886	15,263
Total	$22,096	$22,017	$73,702	$70,292
See Note 5, Other Charges (Gains), net, for information regarding the sale-leaseback transactions completed during the quarter and year to date periods ended October 6, 2024 and October 1, 2023, respectively.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for both the quarter to date and year to date periods ended October 6, 2024, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Basic weighted average shares outstanding	15,754	15,799	15,652	15,949
Dilutive effect of stock options and awards	—	—	—	—
Diluted weighted average shares outstanding	15,754	15,799	15,652	15,949

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	2,262	1,420	1,846	1,421
5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Gain on sale of restaurant property	$—	$(14,883)	$(7,425)	$(29,413)
Litigation contingencies	271	3,600	1,047	9,140
Restaurant closure costs (gains), net	(175)	(91)	422	1,546
Severance and executive transition	22	341	1,104	3,195
Asset impairment	178	4,800	1,306	7,187
Asset disposal and other, net	1,179	277	3,799	1,366
Closed corporate office costs, net of sublease income	57	78	234	253
Other charges (gains), net	$1,532	$(5,878)	$487	$(6,726)

Gain on Sale of Restaurant Property
During the first quarter of fiscal 2024, the Company sold ten restaurant properties for total proceeds of $23.9 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $7.4 million. During the third quarter of fiscal 2023, the Company sold nine restaurant properties for total proceeds of $30.4 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $14.9 million. During the second quarter of fiscal 2023, the Company sold nine restaurant properties for total proceeds of $28.5 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $14.6 million.
Restaurant Closure Costs, net
Restaurant closure costs (gains) include the ongoing restaurant operating costs for closed Company-owned restaurants and closed restaurant lease termination gains or losses.
Severance and Executive Transition
During the third quarter and year to date periods of fiscal 2024, the Company incurred costs primarily related to a reduction in force of Team Members. During the third quarter and year to date periods of fiscal 2023, the Company incurred severance and executive transition costs associated with changes in leadership positions.
Asset Impairment
During the third quarter and year to date periods of fiscal 2024, the Company recognized non-cash impairment charges primarily related to the closure of three and five locations, respectively. During the third quarter and year to date periods of fiscal 2023, the Company recognized non-cash impairment charges primarily related to impairments of long-lived assets at eight and twelve Company-owned locations, respectively. The Company also recognized non-cash impairment charges related to the closed corporate office during the year to date period of fiscal 2023. See Note 7. Fair Value Measurements.
Asset Disposal and Other
Asset disposals and other relate primarily to terminated capital projects, special projects, and initiatives costs.
6. Borrowings
Borrowings as of October 6, 2024 and December 31, 2023 are summarized below (in thousands):

	October 6, 2024	Variable Interest Rate	December 31, 2023	Variable Interest Rate
Revolving line of credit	$20,000	12.62%	$—	—%
Term loan	$167,911	12.76%	$189,143	11.62%
Total borrowings	187,911		189,143
Less: unamortized debt issuance costs and discounts	7,223		6,549
Long-term debt	$180,688		$182,594

Revolving line of credit unamortized deferred financing charges:	$1,116		$752
Credit Agreement
On March 4, 2022, the Company entered into a credit agreement (the "Credit Agreement") by and among the Company, Red Robin International, Inc., as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto, Fortress Credit Corp., as Administrative Agent and as Collateral Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner. The five-year $240.0 million Credit Agreement provides for a $40.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). The borrower maintains the option to increase the Credit Facility in the future, subject to lenders’ participation, by up to an additional $40.0 million in the aggregate on the terms and conditions set forth in the Credit Agreement.
The Credit Facility will mature on March 4, 2027. No amortization is required with respect to the revolving line of credit. The term loans require quarterly principal payments in an aggregate annual amount equal to 1.0% of the original principal amount of the term loan. Quarterly principal payments are no longer required as a result of the debt repayments from the proceeds of the sale-leaseback transactions. The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate, which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.

As of October 6, 2024, the Company had outstanding borrowings under the Credit Facility of $180.7 million, including $20.0 million drawn on its revolving line of credit. As of December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $182.6 million, with no amounts drawn on its revolving line of credit. In addition, the Company had amounts issued under letters of credit of $8.1 million and $7.7 million as of October 6, 2024 and December 31, 2023, respectively.
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
On July 17, 2023, the Company amended the Credit Agreement (the “First Amendment”) to, among other things, remove the previously included $50.0 million aggregate cap on sale-leasebacks of Company-owned real property that are permitted under the Credit Agreement, subject to certain conditions set forth in the Credit Agreement.
On August 21, 2024, the Company entered into the second amendment to our Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, provides certain relief from the financial covenant by increasing the required maximum net total leverage ratio beginning in the third quarter of 2024 through the end of the third quarter of 2025; increases the aggregate revolving commitments by $15.0 million to $40.0 million through the end of the third quarter of 2025; removes the variable pricing grid and increases the applicable margin on all term loans and revolving loans that are SOFR-based loans to 7.50% per annum and that are ABR-based loans to 6.50% per annum; and adds certain additional reporting requirements.
In conjunction with the execution of the Second Amendment, the Company paid certain customary amendment fees to the lenders under the credit facility totaling approximately $2.9 million. The Company performed an analysis of the Second Amendment under ASC Topic 470, Debt, and determined that debt modification accounting was appropriate for our term loan and revolving line of credit due to the change in total capacity and the increase in applicable margin interest rates under the new amendment. During the third quarter of 2024, the Company capitalized $2.7 million of the amendment fees as deferred loan fees which will be amortized over the remaining term of the Credit Facility, and expensed the remaining $0.2 million of fees.
The summary descriptions of the Credit Agreement, the Security Agreement, the First Amendment, and the Second Amendment, do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, each of which was filed February 28, 2024, as an exhibit to the Annual Report on Form 10-K, except for the Second Amendment which was filed August 22, 2024 as an exhibit to the Quarterly Report on Form 10-Q for the period ended July 14, 2024.
On November 4, 2024, the Company entered into the third amendment to our Credit Agreement (the "Third Amendment"). See Note 9. Subsequent Event.

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
The following tables present the Company's assets measured at fair value on a recurring basis (in thousands):

	October 6, 2024	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$1,853	$1,853	$—	$—
Total assets measured at fair value	$1,853	$1,853	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,079	$2,079	$—	$—
Total assets measured at fair value	$2,079	$2,079	$—	$—
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
During the third quarter and year to date periods of fiscal 2024, we impaired long-lived assets at three and five restaurant locations, respectively, with a carrying value of approximately $1.9 million and $5.0 million, respectively. We determined the fair value of these long-lived assets to be $1.1 million and $2.0 million as a result of the closures, resulting in a $0.2 million and $1.3 million impairment charge and a $0.6 million and $1.7 million decrease in right of use assets due to remeasurement for the quarter and year to date periods of fiscal 2024, respectively. During the third quarter and year to date periods of fiscal 2023, we impaired long-lived assets at eight and twelve restaurant locations, respectively. We also impaired the closed corporate office during the year to date period of 2023. The carrying value of the assets impaired in the third quarter of 2023 was $15.3 million and the carrying value of the assets impaired during the year to date period of 2023 was $27.7 million. We determined the fair value of these long-lived assets to be $10.5 million and $20.5 million, resulting in a $4.8 million and $7.2 million impairment charge during the quarter and year to date periods of fiscal 2023, respectively.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of October 6, 2024, the fair value of the Credit Facility was approximately $178.0 million and the principal amount carrying value was $187.9 million. The Credit Facility term loan is reported net of $7.2 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of October 6, 2024. The carrying value of the Credit Facility was $189.1 million and the fair value of the Credit Facility was $186.9 million as of December 31, 2023. The interest rate on the Credit Facility represents a level 2 fair value input.

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
As of October 6, 2024, we had reserves of $8.3 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. To date, none of these claims, certain of which are covered by insurance policies, have had a material effect on the Company. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As of October 6, 2024, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverage and other supplies to our restaurants, for an aggregate of $188.1 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
9. Subsequent Event
Subsequent to the end of the third quarter of fiscal 2024, the Company entered into the Third Amendment to our Credit Agreement (the “Third Amendment”). The Third Amendment amends the Credit Agreement to:
•increase the permitted Maximum Net Total Leverage Ratio beginning in the fourth fiscal quarter of 2025 through the end of the first fiscal quarter of 2026;
•maintain the revolving commitments under the Credit Agreement at $40 million through the end of the first fiscal quarter of 2026. The revolving commitments were previously scheduled to be reduced to $25 million at the end of the third fiscal quarter of 2025.
In conjunction with the Third Amendment, the Company paid certain customary amendment fees to the lenders under the credit facility totaling approximately $1.6 million, which will be added to the term loan and payable at maturity. Terms in this section that are capitalized but not defined have the meanings given to them in the Third Amendment. The summary description of the Third Amendment does not purport to be complete and is qualified in its entirety to the full text of the Third Amendment, which is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. References to the third quarter and year to date periods of fiscal 2024 and fiscal 2023 refer to the twelve and forty weeks ended October 6, 2024 and October 1, 2023, respectively.
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 500 locations in North America. As of October 6, 2024, the Company owned 408 restaurants located in 39 states, and had 92 franchised restaurants in 14 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for the Third Quarter of Fiscal 2024, Compared to the Third Quarter of Fiscal 2023:
•Total revenues are $274.6 million, a decrease of $2.9 million.
•Comparable restaurant revenue(1) increased 0.6%.
•Net loss is $18.9 million, compared to a net loss of $8.2 million last year.
•Adjusted EBITDA(2) is $2.1 million compared to $6.8 million last year.
•Relaunched Loyalty Program increased to 14.5 million members compared to 13.1 million last year.
•Subsequent to the close of the third quarter, executed an amendment to the credit agreement that extends the adjustments to the financial covenants and expanded revolver capacity through the first quarter of fiscal 2026.
Highlights for the Year to Date Period of Fiscal 2024, Compared to the Year to Date Period of Fiscal 2023:
•Total revenues are $963.3 million, a decrease of $30.7 million.
•Comparable restaurant revenue(1) declined 2.6% excluding a deferred revenue benefit led by the change in the Company's loyalty program. Including this benefit, Comparable restaurant revenue(1) declined 2.1%.
•Net loss is $37.8 million, compared to net loss of $7.5 million last year.
•Adjusted EBITDA(2) is $26.1 million compared to $58.3 million last year.
•Completed a sale-leaseback transaction for ten restaurants in the first quarter of fiscal 2024, generating net proceeds of approximately $23.3 million and a gain, net of expenses of $7.4 million.
(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated for 18 months as of the beginning of the period presented.
(2) See below for a reconciliation of Adjusted EBITDA to Net income (loss).
Key Performance Indicators
Restaurant Revenue, compared to the same quarter in the prior year, is presented in the table below:

(Dollars in millions)	Twelve Weeks Ended	Forty Weeks Ended
Restaurant Revenue for the period ended October 1, 2023	$273.1	$973.3
Increase/(decrease) in comparable restaurant revenue	1.5	(19.6)
Decrease in non-comparable and closed restaurant revenue	(4.1)	(10.1)
Total increase/(decrease)	(2.6)	(29.7)
Restaurant Revenue for the period ended October 6, 2024	$270.5	$943.6

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Company-owned:
Beginning of period	411	418	415	414
Opened during the period	—	—	—	1
Acquired from franchisees	—	—	—	5
Closed during the period	(3)	(1)	(7)	(3)
End of period	408	417	408	417
Franchised:
Beginning of period	92	91	92	97
Opened during the period	—	—	—	—
Closed during the period	—	—	—	(1)
Sold to Company during the period	—	—	—	(5)
End of period	92	91	92	91
Total number of restaurants	500	508	500	508
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
For the third quarter and year to date periods of fiscal 2024, there were 402 and 401 comparable restaurants, respectively.

The following table presents total Company-owned and franchised restaurants by state or province as of October 6, 2024:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2	1
Alaska		3
Alabama	3
Arizona	18	1
California	57
Colorado	21
Connecticut	3
Delaware		5
Florida	17
Georgia	6
Iowa	5
Idaho	8
Illinois	17
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	16	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	18	9
Utah	1	5
Virginia	18
Washington	37
Wisconsin	11

Province:
British Columbia		11
Total	408	92

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

	Twelve Weeks Ended		Forty Weeks Ended
(Dollars in thousands)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Revenues:
Restaurant revenue	98.5%	98.4%	98.0%	97.9%
Franchise revenue	1.1	1.2	1.3	1.2
Other revenue	0.4	0.4	0.7	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (1) (excluding depreciation and amortization shown separately below):
Cost of sales	24.1	23.8	23.8	24.3
Labor	39.8	38.0	39.3	36.9
Other operating	18.4	18.4	17.8	17.9
Occupancy	8.8	8.6	8.5	7.9
Total restaurant operating costs	90.9	88.8	89.3	86.8
Depreciation and amortization	4.9	5.3	4.7	5.3
Selling, general, and administrative expenses	9.6	10.1	9.8	9.0
Pre-opening costs	—	—	—	0.1
Other charges (gains), net	0.6	(2.1)	0.1	(0.7)
Income (loss) from operations	(4.7)	(0.7)	(2.0)	1.3

Other expense (income):
Interest expense	2.3	2.3	2.0	2.1
Interest income and other, net	(0.1)	(0.2)	(0.1)	(0.1)
Loss before income taxes	(6.9)	(2.8)	(3.9)	(0.7)
Income tax provision (benefit)	—	0.1	—	—
Net loss	(6.9)%	(2.9)%	(3.9)%	(0.8)%
(1)    Expressed as a percentage of restaurant revenue.

Revenues

	Twelve Weeks Ended			Forty Weeks Ended
(Dollars in thousands)	October 6, 2024	October 1, 2023	Percent Change	October 6, 2024	October 1, 2023	Percent Change
Restaurant revenue	$270,605	$273,133	(0.9)%	$943,630	$973,307	(3.0)%
Franchise revenue	3,007	3,418	(12.0)%	12,635	12,245	3.2%
Other revenue	1,026	1,009	1.7%	7,068	8,468	(16.5)%
Total revenues	$274,638	$277,560	(1.1)%	$963,333	$994,020	(3.1)%
Average weekly net sales volumes in Company-owned restaurants	$55,007	$54,572	0.8%	$57,261	$58,446	(2.0)%
Total operating weeks	4,920	5,005	(1.7)%	16,480	16,653	(1.0)%
Restaurant revenue, which is comprised primarily of food and beverage sales, decreased $2.5 million, or 0.9%, in the third quarter of fiscal 2024, as compared to the comparable period of 2023. Restaurant revenue decreased primarily due to the closure of 9 locations subsequent to October 1, 2023. Comparable restaurant revenue increased 0.6% and includes a 4.9% increase in average Guest check offset in part by a 4.3% decrease in Guest count. The increase in average Guest check resulted from a 7.5% increase in menu prices, partially offset by a 1.1% decrease from menu mix and a 1.4% decrease from additional discounts. The decrease in menu mix was primarily driven by greater incidence of promotional menu items offered at reduced prices.
Restaurant revenue decreased $29.7 million or 3.0% in the year to date period of fiscal 2024, as compared to the same period of 2023. Restaurant revenue decreased primarily due to a 2.1% decrease in comparable restaurant revenue inclusive of a benefit from the change in the Company's loyalty program. Comparable restaurant revenue reflects a 6.5% decrease in Guest count, partially offset by a 4.4% increase in average Guest check. The decrease in Guest count is due in part to overlapping elevated performance in the first quarter of fiscal 2023, our exit of virtual brands in the third quarter of fiscal 2023, and adverse weather impacts during the first quarter of fiscal 2024. The increase in average Guest check resulted from a 6.7% increase in menu prices, partially offset by a 2.0% decrease from menu mix and a 0.8% decrease from discounts. The decrease in menu mix was primarily driven by Guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and reduced incidence of add on menu items. Dine-in sales comprised 76.5% of total food and beverage sales during the year to date period of 2024, as compared to 74.8% in the same period in 2023.
Average weekly net sales volumes are calculated as the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Franchise revenue decreased by $0.4 million, or 12.0%, in the third quarter of fiscal 2024 compared to the same period of 2023, primarily due to a decrease in franchisee contributions. Franchise revenue increased by $0.4 million, or 3.2%, in the year to date period of fiscal 2024 compared to the same period of 2023, primarily due to an increase in franchisee contributions. Franchisee contributions were reduced in the third quarter of fiscal 2024 in line with the reduction in overall selling expense, following an increase in the first half of fiscal 2024. Franchise restaurants reported a decrease of 1.6% in comparable restaurant revenue in the third quarter of fiscal 2024 and a decrease of 2.7% for the year to date period of fiscal 2024 compared to the same periods in fiscal 2023.
Other revenue did not change and decreased $1.4 million in the third quarter and year to date periods of fiscal 2024 compared to 2023, respectively. The decrease in the year to date period of fiscal 2024 compared to 2023 is primarily related to business interruption insurance recoveries recognized in 2023.
Cost of Sales

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2024	October 1, 2023	Percent Change	October 6, 2024	October 1, 2023	Percent Change
Cost of sales	$65,105	$65,128	—%	$224,759	$236,171	(4.8)%
As a percent of restaurant revenue	24.1%	23.8%	0.3%	23.8%	24.3%	(0.5)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue increased 30 basis points for the third quarter of fiscal 2024 as compared to the comparable period in 2023. The increase was primarily driven by commodity inflation, product mix shift to higher cost menu items, and higher discounts, partially offset by menu price increases and vendor contributions to support our Managing Partner conference recorded as a reduction to cost of sales.

Cost of sales as a percentage of restaurant revenue decreased 50 basis points for the year to date period of fiscal 2024 as compared to the comparable period in 2023. The improvement was primarily driven by menu price increases and implementation of various cost savings initiatives, partially offset by product mix shifts to higher cost menu items and commodity inflation.
Labor

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2024	October 1, 2023	Percent Change	October 6, 2024	October 1, 2023	Percent Change
Labor	$107,692	$103,741	3.8%	$370,559	$358,841	3.3%
As a percent of restaurant revenue	39.8%	38.0%	1.8%	39.3%	36.9%	2.4%
Labor costs include restaurant level hourly wages and management salaries as well as related taxes and benefits. For the third quarter of fiscal 2024, labor as a percentage of restaurant revenue increased 180 basis points compared to the same period in 2023. The increase was primarily driven by strategic investments in management labor and incentive compensation related to a new partner bonus plan, increased hourly labor costs, and higher workers compensation insurance costs.
For the year to date period of fiscal 2024, labor as a percentage of restaurant revenue increased 240 basis points compared to the same period in 2023. The increase was primarily driven by strategic investments in hourly and management labor, increased incentive compensation related to a new partner bonus plan, and higher workers compensation and group health insurance costs.
Other Operating

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2024	October 1, 2023	Percent Change	October 6, 2024	October 1, 2023	Percent Change
Other operating	$49,740	$50,351	(1.2)%	$168,014	$174,243	(3.6)%
As a percent of restaurant revenue	18.4%	18.4%	—%	17.8%	17.9%	(0.1)%
Other operating costs include costs such as repair and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the third quarter of fiscal 2024, other operating costs as a percentage of restaurant revenue is unchanged compared to the same period in 2023.
For the year to date period of fiscal 2024, other operating costs as a percentage of restaurant revenue decreased 10 basis points as compared to the same period in 2023. The decrease was primarily driven by reduced third party commission expenses associated with lower off premise mix and lower commission rates.
Occupancy

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2024	October 1, 2023	Percent Change	October 6, 2024	October 1, 2023	Percent Change
Occupancy	$23,826	$23,523	1.3%	$79,850	$76,806	4.0%
As a percent of restaurant revenue	8.8%	8.6%	0.2%	8.5%	7.9%	0.6%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenue increased 20 basis points for the third quarter of fiscal 2024 compared to the same period in 2023. The increase is due primarily to the impact of fixed rents associated with the sale-leaseback of 28 locations.
Occupancy costs as a percentage of restaurant revenue increased 60 basis points for the year to date period of fiscal 2024 compared to the same period in 2023. The increase is due primarily to the impact of fixed rents associated with the sale-leaseback of 28 locations and the acquisition of five restaurants from a franchisee in the second quarter of fiscal 2023.

Depreciation and Amortization

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2024	October 1, 2023	Percent Change	October 6, 2024	October 1, 2023	Percent Change
Depreciation and amortization	$13,330	$14,672	(9.1)%	$44,886	$52,253	(14.1)%
As a percent of total revenues	4.9%	5.3%	(0.4)%	4.7%	5.3%	(0.6)%
Depreciation and amortization include depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. For the third quarter of fiscal 2024, depreciation and amortization expense as a percentage of revenue decreased 40 basis points compared to the comparable period in 2023, primarily due to asset impairments and sale-leaseback transactions reducing the depreciable asset base.
For the year to date period of fiscal 2024, depreciation and amortization expense as a percentage of revenue decreased 60 basis points compared to the comparable period in 2023, primarily due to asset impairments and sale-leaseback transactions reducing the depreciable asset base.
Selling, General, and Administrative

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2024	October 1, 2023	Percent Change	October 6, 2024	October 1, 2023	Percent Change
Selling, general, and administrative	$26,290	$27,961	(6.0)%	$94,329	$89,348	5.6%
As a percent of total revenues	9.6%	10.1%	(0.5)%	9.8%	9.0%	0.8%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs; restaurant support center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and Board of Directors' expenses. Selling, general and administrative expense decreased $1.7 million, or 6.0% in the third quarter of fiscal 2024 as compared to the comparable period in 2023.
General and administrative costs in the third quarter of fiscal 2024 were $20.8 million, an increase of $2.3 million compared to the comparable period in 2023. The increase is primarily related to costs incurred for the 2024 Managing Partner conference, partially offset by reduced incentive compensation and legal fees as compared to the prior year quarter.
Selling costs in the third quarter of fiscal 2024 were $5.5 million, a decrease of $4.0 million compared to the comparable period in 2023. The decrease was primarily driven by reduced marketing communication with consumers and related production costs.
General and administrative costs in the year to date period of fiscal 2024 were $63.3 million, a decrease of $1.5 million compared to the comparable period in 2023. The decrease is primarily related to reduced incentive compensation accruals as compared to the same period last year, partially offset by costs associated with the 2024 Managing Partner conference.
Selling costs in the year to date period of fiscal 2024 were $31.1 million, an increase of $6.5 million compared to the comparable period in 2023. The increase was primarily driven by increased marketing communication with consumers and related production costs in the first half of fiscal 2024.

Pre-opening Costs

	Twelve Weeks Ended			Forty Weeks Ended
(In thousands, except percentages)	October 6, 2024	October 1, 2023	Percent Change	October 6, 2024	October 1, 2023	Percent Change
Pre-opening costs	$—	$—	—%	$—	$586	(100.0)%
As a percent of total revenues	—%	—%	—%	—%	0.1%	(0.1)%
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
We did not open any new restaurants or roll out any Donatos® locations in the year to date period of fiscal 2024. We opened one restaurant and completed the rollout of 25 Donatos® locations in the year to date period of fiscal 2023.
Interest Expense
Interest expense for the third quarter of fiscal 2024 and 2023 was $6.3 million and $6.1 million, respectively. The $0.2 million increase was primarily due to an increase in the weighted average interest rate to 14.0% in the third quarter of fiscal 2024 compared to 13.4% in the prior year quarter. Average outstanding debt was $191.6 million and $194.5 million as of October 6, 2024 and October 1, 2023, respectively.
Interest expense was $18.9 million for the year to date period of fiscal 2024 and $20.4 million for the year to date period of fiscal 2023. The $1.4 million decrease was primarily due to the net paydown of debt with the proceeds from the sale-leaseback transactions, partially offset by an increase in the weighted average interest rate to 13.3% for the year to date period of fiscal 2024 compared to 12.6% in the same period last year. Average outstanding debt was $185.2 million and $205.9 million as of October 6, 2024 and October 1, 2023, respectively.
Income Tax Provision
The effective tax rate for the third quarter of fiscal 2024 was a 0.5% benefit, compared to a 3.5% expense for the third quarter of fiscal 2023. The effective tax rate for the year to date period of fiscal 2024 was 0.1%, compared to 6.4% for the year to date period of fiscal 2023. The effective tax rate for the quarter and year to date periods of fiscal 2024 reflects the valuation allowance recorded against the Company's net tax assets in addition to certain state income taxes due to attribute limitations, minimum state income taxes, and state franchise taxes. The higher effective tax rate for the fiscal 2023 periods as compared to the fiscal 2024 periods is due to the near break-even pretax book income generated in fiscal 2023.

Non-GAAP Financial Measures
Restaurant revenue and operating costs, and restaurant level operating profit for the periods presented are detailed in the table below:

	Twelve Weeks Ended			Forty Weeks Ended
(Dollars in millions)	October 6, 2024	October 1, 2023	Increase/ (Decrease)	October 6, 2024	October 1, 2023	Increase/ (Decrease)
Restaurant revenue	$270.6	$273.1	(0.9)%	$943.6	$973.3	(3.0)%
Restaurant operating costs:
Cost of sales	65.1	65.1	—%	224.8	236.2	(4.8)%
Labor	107.7	103.7	3.9%	370.6	358.8	3.3%
Other operating	49.7	50.4	(1.4)%	168.0	174.2	(3.6)%
Occupancy	23.8	23.5	1.3%	79.9	76.8	4.0%
Total Restaurant Operating Costs	$246.4	$242.7	1.5%	$843.2	$846.1	(0.3)%

Restaurant level operating profit(1)	$24.2	$30.4	(20.4)%	$100.4	$127.2	(21.1)%
(1) Restaurant level operating profit is a non-GAAP measure. See below for a reconciliation of restaurant level operating profit to income from operations and income from operations as a percentage of total revenues.

	Twelve Weeks Ended			Forty Weeks Ended
(Dollars in millions)	October 6, 2024	October 1, 2023	Increase/ (Decrease)	October 6, 2024	October 1, 2023	Increase/(Decrease)
Restaurant revenue	$270.6	$273.1	(0.9)%	$943.6	$973.3	(3.0)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	24.1%	23.8%	30	23.8%	24.3%	(50)
Labor	39.8	38.0	180	39.3	36.9	240
Other operating	18.4	18.4	—	17.8	17.9	(10)
Occupancy	8.8	8.6	20	8.5	7.9	60
Total Restaurant Operating Costs	90.9%	88.8%	210	89.3%	86.8%	250

Restaurant level operating profit	9.0%	11.1%	(210)	10.6%	13.1%	(250)
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes net income (loss), income (loss) per diluted share, and adjusted income (loss) per diluted share for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Net income (loss) as reported	$(18,876)	$(8,161)	$(37,825)	$(7,496)

Income (loss) per share - diluted:
Net income (loss) as reported	$(1.20)	$(0.52)	$(2.42)	$(0.47)
Other charges (gains), net:
Gain on sale of restaurant property	—	(0.94)	(0.47)	(1.84)
Litigation contingencies	0.02	0.23	0.07	0.57
Restaurant closure costs (gains), net	(0.01)	(0.01)	0.03	0.10
Severance and executive transition	—	0.02	0.07	0.20
Asset impairment	0.01	0.30	0.08	0.45
Asset disposal and other, net	0.07	0.02	0.24	0.09
Closed corporate office costs, net of sublease income	—	—	0.01	0.02
Income tax effect	(0.03)	0.10	(0.01)	0.11
Adjusted income (loss) per share - diluted	$(1.13)	$(0.79)	$(2.39)	$(0.78)

Weighted average shares outstanding:
Basic	15,754	15,799	15,652	15,949
Diluted	15,754	15,799	15,652	15,949

The following table summarizes Net loss, EBITDA, and Adjusted EBITDA for the periods presented (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Net income (loss) as reported	$(18,876)	$(8,161)	$(37,825)	$(7,496)
Interest expense, net	6,193	5,885	18,504	19,766
Income tax provision (benefit)	(98)	278	43	453
Depreciation and amortization	13,330	14,672	44,886	52,253
EBITDA	549	12,674	25,608	64,976

Other charges (gains), net:
Gain on sale of restaurant property	—	(14,883)	(7,425)	(29,413)
Litigation contingencies	271	3,600	1,047	9,140
Restaurant closure costs (gains), net	(175)	(91)	422	1,546
Severance and executive transition	22	341	1,104	3,195
Asset impairment	178	4,800	1,306	7,187
Asset disposal and other, net	1,179	277	3,799	1,366
Closed corporate office costs, net of sublease income	57	78	234	253
Adjusted EBITDA	$2,081	$6,796	$26,095	$58,250
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

The following table summarizes income (loss) from operations and restaurant level operating profit for the periods presented (dollars in thousands):

	Twelve Weeks Ended				Forty Weeks Ended
	October 6, 2024		October 1, 2023		October 6, 2024		October 1, 2023
Income (loss) from operations	$(12,877)	(4.7)%	$(1,938)	(0.7)%	$(19,551)	(2.0)%	$12,498	1.3%

Less:
Franchise revenue	3,007	1.1%	3,418	1.2%	12,635	1.3%	12,245	1.2%
Other revenue	1,026	0.4%	1,009	0.4%	7,068	0.7%	8,468	0.9%

Add:
Other charges (gains), net	1,532	0.6	(5,878)	(2.1)	487	0.1	(6,726)	(0.7)
Pre-opening costs	—	—	—	—	—	—	586	0.1
Selling	5,467	2.0	9,418	3.4	31,052	3.2	24,547	2.5
General and administrative expenses	20,823	7.6	18,543	6.7	63,277	6.6	64,801	6.5
Depreciation and amortization	13,330	4.9	14,672	5.3	44,886	4.7	52,253	5.3
Restaurant level operating profit	$24,242	9.0%	$30,390	11.1%	$100,448	10.6%	$127,246	13.1%

Income (loss) from operations as a percentage of total revenues	(4.7)%		(0.7)%		(2.0)%		1.3%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	9.0%		11.1%		10.6%		13.1%
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand and availability under our revolving credit facility. Cash and cash equivalents, and restricted cash decreased $1.3 million to $30.3 million as of October 6, 2024, from $31.6 million at the beginning of the fiscal year. As of October 6, 2024, the Company had approximately $42.0 million in liquidity, including cash and cash equivalents and $20.0 million available borrowing capacity under our Credit Facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Forty Weeks Ended
	October 6, 2024	October 1, 2023
Net cash provided by operating activities	$1,840	$17,361
Net cash provided by investing activities	4,873	18,992
Net cash used in financing activities	(7,990)	(33,741)
Net change in cash and cash equivalents, and restricted cash	$(1,277)	$2,612
Operating Cash Flows
Net cash flows provided by operating activities decreased $15.5 million to $1.8 million for the year to date period of fiscal 2024 compared to $17.4 million for the comparable period in fiscal 2023. The decrease in net cash provided by operating activities is primarily attributable to the decrease in restaurant level profitability.
Investing Cash Flows
Net cash flows provided by investing activities decreased to $4.9 million for the year to date period of fiscal 2024, as compared to net cash flows provided by investing activities of $19.0 million for the comparable period in fiscal 2023. The $14.1 million decrease in cash flows provided by investing activities is primarily due to lower proceeds from sale lease-back transactions in the current year period, partially offset by a reduction in current year capital expenditures. In addition, cash provided by investing activities in the prior year included a $3.5 million cash outflow for the acquisition of five franchised restaurants.
The following table lists the components of our capital expenditures for the periods presented (in thousands):

	Forty Weeks Ended
	October 6, 2024	October 1, 2023
Restaurant improvement capital and other	$9,772	$16,715
Technology, infrastructure, and other	9,642	10,336
Donatos® expansion	—	8,602
New restaurants and restaurant refreshes	—	1,421
Total capital expenditures	$19,414	$37,074
Financing Cash Flows
Net cash flows used in financing activities decreased to $8.0 million for the year to date period of fiscal 2024, as compared to $33.7 million for the comparable period in fiscal 2023. Cash flows used in financing activities in fiscal 2024 primarily relate to the paydown of $21.2 million of debt with proceeds from the sale-leaseback transaction and debt issuance costs associated with an amendment to the credit facility, partially offset by $20 million in net borrowings on the revolving credit facility. Cash flows used in financing activities in fiscal 2023 primarily relate to the net paydown of debt of $24.6 million and $10.0 million in share repurchases.

Credit Facility
On March 4, 2022, the Company entered into a credit agreement (as amended, the "Credit Agreement"), which provides for a Senior Secured Term Loan and Revolving Credit Facility (the "Credit Facility"). The Credit Agreement's interest rate references the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, or the Alternate Base Rate, which represents the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum.
On August 21, 2024, the Company entered into the second amendment to our Credit Agreement (the “Second Amendment”). The Second Amendment among other things: provides certain relief from the financial covenant by increasing the required maximum net total leverage ratio beginning in the third quarter of 2024 through the end of the third quarter of 2025; increases the aggregate revolving commitments by $15.0 million to $40.0 million through the end of the third quarter of 2025; removes the variable pricing grid and increases the applicable margin on all term loans and revolving loans that are SOFR-based loans to 7.50% per annum and that are ABR-based loans to 6.50% per annum; and adds certain additional reporting requirements.
On November 4, 2024, the Company entered into the third amendment to our Credit Agreement (the "Third Amendment") which extends the provisions of the Second Amendment through the end of the first fiscal quarter of 2026.
As of October 6, 2024, the Company had outstanding borrowings under the Credit Facility of $180.7 million, net of $7.2 million of unamortized deferred financing charges and discounts, none of which was classified as current. As of October 6, 2024, the Company had $20.0 million of available borrowing capacity under its Credit Facility and $8.1 million of letters of credit issued against cash collateral. The Company's cash collateral is reported in Restricted cash on our Condensed Consolidated Balance Sheets.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a net total leverage ratio covenant, as defined, that adjusts periodically as specified in the Third Amendment to our Credit Agreement. As of October 6, 2024, we were in compliance with all debt covenants.
Additionally, as noted under "Credit Facility” above, the Third Amendment extended the increase in the required maximum net total leverage ratio covenant from the third quarter of 2025 through the end of the first quarter of 2026.
Working Capital
We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a working capital deficit because restaurant sales are primarily conducted on a cash or credit card basis. Rapid turnover of inventory results in limited investment in inventories, and cash from sales is usually received before related payables for food, supplies, and payroll become due. In addition, receipts from the sale of gift cards are received well in advance of related redemptions. Rather than maintain higher cash balances that would result from this pattern of operating cash flows, we typically utilize operating cash flows in excess of those required for currently maturing liabilities to pay for capital expenditures, debt repayment, or to repurchase stock. When necessary, we utilize our Credit Facility to satisfy short-term liquidity requirements. We believe our future cash flows generated from restaurant operations combined with our borrowing capacity under the Credit Facility, and cash on hand, will be sufficient to meet our anticipated cash requirements and fund capital expenditures over the next 12 months.
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75.0 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75.0 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through October 6, 2024, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16,520,000. The Company completed no share repurchases during the quarter and year to date periods ended October 6, 2024. Accordingly, as of October 6, 2024, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.

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
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See Note 8. Commitments and Contingencies.
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
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate. As of October 6, 2024, we had $187.9 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.9 million on an annualized basis.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2024, the Company did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.

ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the third quarter ended October 6, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Third Amendment to Credit Agreement
On November 4, 2024, the Company entered into an incremental amendment to its Credit Agreement (the “Third Amendment”), by and among the Company, Red Robin International, Inc., as the borrower (the “Borrower”), certain subsidiary guarantors party thereto, certain lenders party thereto (constituting the Required Lenders and each Revolving Facility Lender holding a Second Amendment Incremental Revolving Facility Commitment) and Fortress Credit Corp., as administrative agent and as collateral agent (the “Agent”), which amends the Credit Agreement, dated as of March 4, 2022 (as amended by that certain Amendment No. 1, dated as of July 17, 2023, and that certain Amendment No. 2, dated as of August 21, 2024, the “Credit Agreement”, and by the Third Amendment, the “Amended Credit Agreement”), by and among the Company, the Borrower, the lenders and issuing banks from time to time party thereto, the Agent and the other parties from time to time party thereto. All capitalized terms not defined herein have the meanings given to them in the Amended Credit Agreement.
The Third Amendment provides additional flexibility to continue to implement our business strategy, making the following changes to the Credit Agreement:
•Maintaining the revolving commitments under the Credit Agreement at $40 million through the end of the first fiscal quarter of 2026. The revolving commitments were previously scheduled to be reduced to $25 million at the end of the third fiscal quarter of 2025.
•Providing additional relief from the financial covenant by increasing the permitted Maximum Net Total Leverage Ratio beginning in the fourth fiscal quarter of 2025 through the end of the first fiscal quarter of 2026.
The summary descriptions of the Third Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Third Amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

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

10.1
Amendment No. 3, dated November 4, 2024, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended October 6, 2024 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 6, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the forty weeks ended October 6, 2024 and October 1, 2023; (iii) Condensed Consolidated Statements of Stockholders' Equity at October 6, 2024 and October 1, 2023; (iv) Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 6, 2024 and October 1, 2023; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
November 6, 2024	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)