Form 10-K
period 2024-12-29
RED ROBIN GOURMET BURGERS INC
filed 2025-02-26
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024

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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates (based on the closing price on the last business day of the registrant's most recently completed second fiscal quarter on The Nasdaq Global Select Market) was $94.1 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
There were 17,467,493 shares of common stock outstanding as of February 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the 2025 annual meeting of stockholders, which will be filed within 120 days of December 29, 2024 (the "2025 Proxy Statement").

i

RED ROBIN GOURMET BURGERS, INC.

i

PART I
ITEM 1.    Business
Overview
Red Robin Gourmet Burgers, Inc., together with its subsidiaries, primarily operates, franchises, and develops casual dining restaurants in North America famous for serving more than 20 craveable, high-quality burgers with Bottomless Steak Fries® and sides in a fun environment welcoming to Guests of all ages.
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
As of the end of our fiscal year on December 29, 2024, there were 498 Red Robin restaurants, of which 407 were Company-owned and 91 were operated by franchisees. Our franchisees are independent organizations to whom we provide certain support. See "Restaurant Franchise and Licensing Arrangements" for additional information about our franchise program. As of December 29, 2024, there were Red Robin restaurants in 39 states and one Canadian province.
The Company operates its business as one (1) operating and one (1) reportable segment. Financial information for our operating segment is included in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
The Company's fiscal year is 52 or 53 weeks ending the last Sunday of the calendar year. We refer to our fiscal years as 2024, 2023, and 2022 throughout this Annual Report on Form 10-K. Our fiscal years, fiscal year end dates, and the number of weeks in each period are summarized in the table below:

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2024	December 29, 2024	52
2023	December 31, 2023	53
2022	December 25, 2022	52
Upcoming Fiscal Years:
2025	December 28, 2025	52
2026	December 27, 2026	52
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
We pride ourselves on our Gourmet Burgers and other mainstream favorites served in a casual, playful atmosphere. Our menu features our signature product, a line of Gourmet Burgers with layers of fresh ingredients and premium quality, fresh ground beef. We also offer burgers made with other proteins including chicken breasts (grilled or fried), turkey patties, as well as a proprietary vegetarian patty and the Impossible™ plant-based burger patty. We offer a selection of buns, including gluten free, sesame, brioche, and lettuce wraps, with a variety of toppings, including house-made sauces, crispy onion straws, sautéed mushrooms, several cheese choices, and a sunny-side up egg. All of our burgers are served with a choice from eight bottomless sides including steak fries, broccoli, garlic fries and more. We specialize in customizing our menu items to meet our Guests' dietary needs and preferences and have received recognition from experts in the allergen community. In addition to burgers, which accounted for 56% of food sales in fiscal 2024, Red Robin serves an array of other mainstream favorites that appeal to our Guests. These items include a variety of foods like Donatos® pizza (available at select locations), wings, salads, other entrees, and desserts. We also offer a range of single-serve and shareable desserts as well as our handspun milkshakes. Our beverages include signature alcoholic and non-alcoholic specialty drinks, cocktails, wine, and a variety of domestic, imported and craft beers.
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
We also strive to provide our Guests with exceptional dining value and the ability to customize their experience. In fiscal 2024, we had an average check per Guest of $17.81. Average check per Guest increased 4.6% compared to fiscal 2023. We believe our price-to-value relationship, featuring our innovative array of quality burgers, "instaworthy" burgers and beverages, and over 30 bottomless items, differentiates us from our casual dining competitors and allows us to appeal to a broad base of middle income, multi-generational consumers.
Corporate Responsibility
Red Robin is a company that cares; we strive to impact Guests, Team Members, communities, and our planet for the better. In fiscal 2024, we published our third sustainability report and Sustainability Accounting Standards Board (the "SASB") Restaurant Industry disclosures, which is available on our website at ir.redrobin.com. The contents of the sustainability report, our SASB Restaurant Industry disclosures and our website are not incorporated by reference into this Form 10-K. We review our corporate responsibilities, at the stakeholder, Board, and management level and incorporate corporate responsibility initiatives into our strategic planning.
Human Capital Management
We strive to ensure our people, who we refer to as Team Members, demonstrate and benefit from our core values: Integrity, Fun, Unbridled Hospitality, and High Performance. We believe that when we exemplify these values, we win together!
Winning together is our core objective. We nurture this by providing our Team Members with a clear understanding of what is expected, and our goal is that people love working for our brand. We strive to provide our people with a great place to work, opportunities for growth, and competitive compensation for their contributions. Our values empower and motivate our Team Members and create a Company culture that we collectively take pride in every day. We also provide our Team Members the opportunity to grow and develop, promote health and safety, and value inclusion, belonging, and engagement.
As part of our human capital management strategy, we focus on the following areas:
Our Team Members
As of December 29, 2024, we had 21,443 Team Members, consisting of 21,196 Team Members at Company-owned restaurants and 247 Restaurant Support Center Team Members.
Competitive Compensation and Benefits
We support our Team Members by offering market-competitive compensation and benefits for eligible Team Members. Tip eligible Team Members are paid at least the tip credit rate or minimum wage rate as mandated by federal, state, or local government agencies, in addition to receiving customer tips. We design tipped positions to make more than the federal, state, or local minimum wage when including tips. Our current benefit programs include medical, dental, and vision insurance offerings, an employee assistance program, shift meals, Red Robin meal discounts, paid time off, 401(k) with employer match, and an employee stock purchase plan. Additionally, we offer incentive bonuses tied to restaurant and company level results, as well as equity-based awards for eligible Team Members.
Our compensation programs are designed to compensate our Team Members fairly for their level of experience and overall contribution to our business. We leverage our rewards to motivate our Team Members to do what is necessary in our mission to deliver a best-in-class Guest experience. For our operations leaders, beginning in fiscal 2024, we utilize a performance-based compensation program. Our individual restaurant managers and multi-restaurant operators are referred to as "Managing Partners" and "Market Partners," respectively (and collectively, "Partners"). Under this compensation program, Partners earn a base salary plus a performance bonus, which is linked to their respective restaurant or market operating profit. Additionally, Market Partners are eligible to receive equity-based awards. We believe providing each Partner with a direct and uncapped financial incentive attracts and retains the best talent in the industry and incentivizes each Partner to take action to drive growth in the restaurant or market they manage. We also believe this program rewards our Partners for making the right day-to-day decisions to satisfy our Guests, lead our Team Members, and meet our financial objectives.
Health and Safety
We operate with the health, safety, and well-being of Red Robin Team Members, Guests, and communities in mind. We have strict health and safety standards in place that meet or exceed local, state, and federal requirements, and timely review and act on data and trends from regulatory, internal, third party, or vendor inspections. We continue to innovate our products and processes to reduce our environmental impact, improve safety, and create a healthy work environment.
Inclusion and Belonging
At Red Robin, we value everyone for who they are. We are committed to combining the key ingredients of diverse identities, perspectives, and experiences to create our own special seasoning of Unbridled Hospitality. By respecting and supporting our Team Members, our Guests, and our communities, we all win together. We have a successful Women's Excellence program, a Company-wide resource group to support and inspire Team Members through development, networking, leadership, and other resources while fueling a culture of opportunity and diversity. In 2022, we established an Inclusion and Belonging Committee to develop a mission and vision for inclusion and belonging from a Team Member’s point of view. In 2023, we established a Steering Council made up of senior leaders of the organization to establish an overarching long-term strategy and plan for our Company. The Inclusion and Belonging Committee meets routinely to spotlight and celebrate the diverse experiences of our Team Members, to share these across the Company and to assess opportunities for the Company to improve its efforts to create a best-in-class work environment that thrives on inclusion and diversity of thought.
Restaurant Management
Our typical restaurant management team consists of a Managing Partner, an Assistant General Manager, and a Kitchen Manager. Depending on restaurant sales volume and other factors, we may also utilize Service Managers, Associate Managers, and/or Shift Supervisors. The restaurant management team is responsible for the day-to-day operations, operating results, and other matters including hiring, training, and staffing. Our typical restaurant employs 40 to 70 Team Members, most of whom work part-time on an hourly basis. We believe that a full complement of restaurant managers rationalized for restaurant sales volume and other factors is important to successful restaurant operations.
We expect our restaurant management teams to provide leadership at the restaurant as if the management team was the “owner” of the restaurant including localized decision-making with support of multi-unit field operations leaders when appropriate. For example, we expect restaurant management teams to engage in meaningful activities at the local level.

The compensation plan for restaurant management teams is currently linked to restaurant-level operating profit in the form of a monthly bonus. Our expectation is this variable compensation approach will help to drive meaningful results in traffic, sales, and profitability consistent with the Company's financial plans.
Learning and Development
We strive to maintain quality and consistency in each of our restaurants through the training and development of Team Members and the establishment of, and adherence to, high standards relating to Team Member performance, Guest satisfaction, food and beverage preparation, and the appearance of our restaurants. Our training programs are anchored in a blended learning design, combining digital content with on-the-job training supported by a restaurant team of Certified Learning Coaches under the leadership of a Head Learning Coach and the restaurant's Managing Partner. This approach, culminating in a final skills certification, sets our new Team Members up for immediate success as they start their Red Robin career. Team Members seeking advancement have the opportunity to further their career as a Shift Supervisor through our Management training program. We continue to focus on hiring, training, and retaining our Team Members as we believe this is key to maintaining quality and consistency in each of our restaurants.
New restaurant managers participate in our eight-week Management Foundations training program. This program hones each manager's skills, specifically in two areas: flawless shift execution and effective coaching of Team Members.
These learning and development practices at the restaurants support our talent pipeline to develop and promote our restaurant management Team Members from within.
Team Member Engagement
We regularly collect feedback to better understand and improve Team Member experience and identify opportunities to strengthen our culture. We welcome open, candid feedback to promote Team Members feeling heard and engaged and to better support the experience of our Team Members. We accomplish this through a variety of programs and forums, including Team Member engagement surveys, one-on-one coaching, Town Hall meetings, leadership conferences, and onboarding and exit interviews. In addition to these structured programs and forums, we maintain an open-door policy at all levels of the Company.
In fiscal 2023, we launched a new Team Member engagement survey to all field Team Members. In fiscal 2024 we gathered additional field Team Member feedback and extended the engagement survey tool to our Restaurant Support Center Team Members. We utilize the surveys to gather insights from our Team Member population and create action plans from this data to continue to enhance our workplace. We also offer the use of this survey tool to gain feedback when key events occur, so we can quickly respond to suggestions and concerns when they arise. We believe this tool provides us with key insights into what Team Members need from the Company, assisting with retention and contributing to our positive workplace culture.
Food Safety and Purchasing
Our food safety and quality assurance programs help manage our commitment to safe, quality ingredients and responsible food preparation and service. Our Food Safety Management Program is a set of systems designed to protect from risk and control hazards. We provide detailed specifications for our proprietary food ingredients, products, and supplies to our suppliers. We qualify and require outside third party certification audits on an annual basis for all of our food and beverage suppliers (excluding alcoholic beverages, which are held to different auditing standards), as well as growers. The certifications must comply with the Global Food Safety Initiative, if applicable. Our restaurant leaders must pass and maintain an accredited manager-level food safety and sanitation certification. We maintain strict food safety protocols, including safe cooking temperature requirements, food handling procedures, cooling procedures, and frequent temperature and quality checks, for the safety and quality of the food we serve in our restaurants. In order to provide fresh ingredients and products and to maximize operating efficiencies between purchase and usage, each restaurant's management team determines the restaurant's daily usage requirements for food ingredients, products, and supplies, and accordingly, orders from approved suppliers, and distributors. The restaurant management team inspects deliveries to confirm that the products received meet our safety and quality specifications. Additionally, we engage an independent auditing company to perform unannounced comprehensive food safety and sanitation assessments at least three times a year in all Company-owned and franchised restaurants. If an assessment identifies any gaps, a documented plan is created to address it. A similar follow-up requirement is in place for government regulatory inspections.

To enhance our purchasing efficiencies and obtain competitive prices for our high-quality ingredients, products, and supplies, our centralized purchasing team negotiates supply agreements that may include fixed price contracts that can vary in term or formula-based pricing agreements that can fluctuate on changes in raw material commodity pricing. Of our total cost of goods in fiscal 2024, ground beef represented approximately 15%, potatoes represented approximately 13%, and poultry represented approximately 10%. We monitor the market for the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. As tactics to manage the risk of volatile cost increases and available product supply, we enter into fixed-price purchase commitments for certain commodities; however, it may not be possible for us to do so from time to time or at all with respect to certain commodities, or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain. As of December 29, 2024, approximately 42% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of fiscal 2025.
Restaurant Development, Remodels, and Donatos®
We have prioritized investments to maintain our restaurants and technology infrastructure. We plan to evaluate a restaurant refresh and remodel program to inform our design criteria, investment level and pace of refreshes and remodels going forward. We are not currently pursuing new restaurant development but may in the future as our efforts under the North Star Plan progress.
In 2020, we announced our partnership with Donatos®, a high-quality pizza brand "nested" inside of Red Robin restaurants. Through this partnership, our restaurants prepare and serve Donatos® branded pizzas to our dine-in and off-premises Guests. Pursuant to a licensing arrangement, we pay royalties on sales of Donatos® pizza products to Donatos®. As of December 29, 2024, we have introduced Donatos® pizzas to 269 restaurants.
Restaurant Franchise and Licensing Arrangements
As of December 29, 2024, our franchisees operated 91 restaurants in 13 states and British Columbia, Canada. Our two largest franchisees own 42 restaurants located in Eastern and Central Pennsylvania, Michigan and Ohio.
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
Information Systems and Digital Technology
We leverage information systems and digital technology to deliver seamless Guest experience and empower our operations team to fulfill our brand commitments. In our restaurants, these technologies are designed to facilitate operational efficiency and support the Guest experience. These technologies include (but are not limited to) food waste and labor management systems, sales and forecasting tools, inventory management, and operational execution technologies. These technologies are integrated with our point-of-sale system to provide daily, weekly, and period-to-date reporting that is important for our Operators to run an efficient and high-performing restaurant. We also engage with our Guests through various digital platforms, such as our website, mobile apps, loyalty program, online ordering, and Guest feedback surveys.
We utilize centralized financial, accounting, and human resource management systems to support our Restaurant Support Center and Company-owned restaurants. In addition, we use an Operations dashboard that integrates data from our centralized systems and distributes information to assist in managing the performance of our restaurants. We believe these combined tools are important in analyzing and improving our operations, profit margins, and monitoring other key business metrics.
In fiscal 2024, we began infrastructure modernization efforts to improve performance, stability, and security of current technology solutions. We also launched a new loyalty program, transitioning to a points-based system that allows Guests to earn a reward faster and enjoy new perks and member exclusives.
Red Robin accepts electronic payment cards from Guests and collects personal information from both Guests and Team Members. We maintain a robust system of data protection and cybersecurity resources, technology and processes to keep Company, Guest and Team Member data secure. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate these risks on a periodic basis. We also perform annual and ongoing cybersecurity awareness training for our restaurant management and support center Team Members. In addition, our systems undergo annual assessment to ensure certain levels of system security and procedures are in place to protect our Guests' credit card and other personal information in accordance with Payment Card Industry (PCI) guidelines.
We engage external security assessors and consultants to review and advise us on our other data security practices with respect to protection of other sensitive personal information that we obtain from Guests and Team Members.
Marketing and Advertising
Our marketing strategy is designed to foster awareness, elevate brand equity, encourage consideration, and ultimately drive increases in Guest traffic and sales. Our approach encompasses a blend of highly targeted and efficient paid, owned, and earned media channels, including paid search, programmatic digital, social media, creators, reputation management, search engine optimization, social community management, loyalty programs, personalized email marketing, local restaurant marketing, public relations, and investor relations. Our digital footprint extends across platforms such as RedRobin.com, our mobile application, and a dedicated catering site.
Funding for these initiatives is primarily derived from cooperative creative development efforts and national marketing funds. Beginning in 2023, we initiated a strategic realignment, optimizing the allocation of resources across paid and earned media, and local marketing endeavors. This realignment emphasizes personalized Guest engagement within the communities we serve, with a focused objective to enhance the dine-in experience. In fiscal 2024, we completed an extensive consumer research initiative, coupled with a segmentation study, to deepen our understanding of today's Guests. This research informed our growth targets, reinforced the distinctive essence of our brand, and guides our commitment to delivering on our promise to Guests. Additionally, we utilize Guest satisfaction tools in our restaurants and gather feedback to identify areas for improvement, enhance restaurant performance and track progress. Continuous performance monitoring relative to industry peers, coupled with testing potential business drivers among current and potential Guests, promotes our adaptability and responsiveness to market dynamics.
Leveraging our expansive Red Robin RoyaltyTM database, comprising approximately 14.9 million members, and our new Customer Data Platform (CDP), we gain valuable insights into Guest behavior, frequency, and purchase patterns and are able to deliver targeted offers to drive engagement. Our brand creative and messaging celebrate the shared values and playful spirit of both our Guests and our brand, seamlessly extending across craveable food, distinctive positioning, dine-in experience, and emotional connections with Guests.
Central to our vision for future growth is a layered strategic approach that prioritizes increased engagement and visitation of our current Guests via the personalization and benefits of our loyalty program, as well as new Guest acquisition demonstrating the breadth and quality of our gourmet burgers and everyday value we provide across owned, earned, paid and local restaurant marketing efforts. We firmly believe that this holistic approach positions us for growth in the dynamic landscape of our industry.

Executive Officers
The following table sets forth information about our current executive officers:

Name	Age	Position
G. J. Hart	67	President, Chief Executive Officer, and Member of the Board of Directors
Todd Wilson	47	Chief Financial Officer
Sarah Mussetter	46	Chief Legal Officer and Secretary
Meghan Spuler	44	Chief People Officer
G.J. Hart.        Mr. Hart joined Red Robin as President and Chief Executive Officer in September 2022. He has served as a director of the Company since August 2019. Mr. Hart previously served as Chief Executive Officer of Torchy’s Tacos from 2018 until 2021. Prior to that, he served as the Executive Chairman and Chief Executive Officer of California Pizza Kitchen from 2011 to 2018. From 2000 to 2011, Mr. Hart served as President of Texas Roadhouse Holdings, LLC and as Chief Executive Officer and member of the board from 2004 to 2011. Mr. Hart also held leadership positions at Al Copeland Investments, TriFoods International, New Zealand Lamb Company, and Shenandoah Valley Poultry earlier in his career.
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
Sarah Mussetter.        Ms. Mussetter joined Red Robin as Chief Legal Officer and Secretary in December 2022. She previously held the roles of Associate General Counsel and Vice President, Deputy General Counsel for the Company from 2011 to 2021. Prior to joining the Company Ms. Mussetter worked for the law firm of Holme Roberts & Owen LLP (now Bryan Cave Leighton Paisner LLP). Most recently, Ms. Mussetter was SVP Deputy General Counsel for Skillsoft Corp from September 2021 to December 2022.
Meghan Spuler.        Ms. Spuler joined Red Robin as Chief People Officer in December 2023. Prior to joining the Company, she served as Chief People Officer of Eckerd Connects from 2021 to 2023. From 2016 to 2021, Ms. Spuler served as Director of Human Resources, Senior Director of Human Resources, and Vice President of Human Resources for Bloomin' Brands.
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
We believe our Guest demographics, strong brand recognition, Gourmet Burger concept, family friendly atmosphere, attractive price-value relationship, and the quality of our food and service differentiate us from our casual dining competitors. Our competitors include well-established national chains that have more substantial marketing resources. We also compete with many other restaurant and retail establishments for Team Members.
Seasonality
Our business is subject to seasonal fluctuations. Sales in most of our restaurants have historically been higher during the spring and summer months and winter holiday season. The timing of holidays and school vacations, as well as severe storms, extended periods of inclement weather, or climate extremes may affect the seasonal operating results in the areas impacted. As a result, our quarterly operating results may fluctuate significantly as a result of seasonality, and seasonality of sales may shift over time. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year.
Intellectual Property
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
Government Regulation
We are subject to laws and regulations affecting the operation of our business and industry, including preparation and sale of food and beverages, product safety, nutritional content, and menu labeling. Each of our restaurants is subject to various laws and regulations, including by state, and local health, safety, fire, and other authorities. For example, our restaurants are subject to licensing requirements, building and zoning regulations, regulations for the sale of alcoholic beverages and food, and public health related indoor capacity restrictions. We obtain and maintain necessary licenses, permits, and approvals to run our business.
We are subject to various labor and employment laws and regulations that govern our relationship with our Team Members and can significantly impact our operating costs. These laws govern minimum wage requirements, overtime pay, tip credits, paid leave, meal and rest breaks, unemployment tax rates, health care and other benefits, workers' compensation rates, work authorization, discriminatory conduct, and union organizing rights and activities.
We are also subject to laws and regulations relating to privacy and data protection, including the collection or use of personal information about Guests or our Team Members, such as the California Consumer Privacy Act.
We are subject to the Americans with Disabilities Act and similar laws that require the Company to provide civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas.
We are subject to federal and state laws and regulations, including those of the Federal Trade Commission that govern the offer and sale of franchises and substantive aspects of the franchisor-franchisee relationship.
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
Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA") codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected or anticipated growth, including in Guest traffic and revenue, growth strategies, planned improvements in operational efficiencies, gross margins, and expense management and enhancements to our restaurant environments and Guest engagement, including the anticipated impacts of innovations, improvements, marketing and branding strategies, and our loyalty program; (ii) our expectations about pricing strategy and average check size; (iii) our expectations of the competitiveness of the labor market and our ability to hire, train, and retain Team Members, as well as the success of our Managing Partner and Market Partner compensation program; (iv) anticipated capital investments and the results of such investments, including the evaluation of our restaurant refresh and remodel program, and our digital ecosystem, information technology systems, our restaurant development program, and the anticipated related benefits, as well as anticipated changes to our restaurant portfolio; (v) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs; (vi) anticipated legislation and other regulation of our business; (vii) anticipated continued investments in our partnership with Donatos®; (viii) our expectations about anticipated uses of, and risks associated with future cash flows, liquidity, future capital expenditures and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; and (x) our expectations regarding demand, consumer preferences, and consumer discretionary spending; (xi) our expectations regarding the implementation and anticipated benefits of our corporate responsibility initiatives; (xii) our ability to successfully implement our food safety programs, (xiii) our ability to successfully implement our health and safety initiatives; (xiv) the seasonality of our business; (xv) our ability to successfully implement, and our expectations regarding, our North Star five-point plan to enhance the Company’s competitive positioning; (xvi) our expectations and other statements regarding interest rates, commodity prices and other factors; and (xvii) the risks discussed under Risk Factors below.
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

ITEM 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks described below before making an investment decision. The occurrence of any of the following risks could materially harm our business, financial condition, and results of operations. The trading price or value of our common stock could decline, and you could lose all or part of your investment. We may also be affected by unknown risks or risks that we currently think are immaterial. When making an investment decision with respect to our common stock, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.
Risks Related to Our Business
Our business strategy may not be successful or achieve the desired results, which may have an adverse impact on our business, financial condition, and results of operations.
The Company is currently undergoing a significant transformation. In 2023, we launched our "North Star" business strategy. Developed under new leadership, this five-point plan is designed to drive long-term shareholder value and enhance Red Robin's competitive positioning. The North Star five-point plan focuses on transforming to an operations focused restaurant company; elevating the Guest experience; removing costs and complexity; optimizing Guest engagement; and driving growth in comparable restaurant revenue and unit level profitability, and delivering financial commitments.
These strategies and related initiatives may not result in increased traffic and sustained higher sales, which are important to achieving our strategic objectives. Changes to our operations structure and compensation, service model, menu, Guest experience and cooking platform, supply chain and vendors, marketing and branding strategies, loyalty program, technology, and Guest engagement may not achieve the business growth and results we expect, which may negatively affect Guest satisfaction, Guest traffic, sales, profits, or liquidity. Our business and desired results depend upon our ability to continue to grow and evolve through various important strategic initiatives. There can be no assurance we will be able to develop or implement these or other important strategic initiatives in accordance with our expectations or on the expected timeline, or that we have, or will have, sufficient resources to fully and successfully implement, sustain results from, or achieve additional expected benefits from them in accordance with our expectations or on the expected timeline, which could in turn adversely affect our business, financial condition, and results of operations.
The global and domestic economic and geopolitical environment may negatively affect frequency of Guest visits and average ticket spend at our restaurants, which would negatively affect our revenues and our results of operations.
The global and domestic economic and geopolitical environment affects the restaurant industry and may negatively affect us directly and indirectly through our customers, distributors, and suppliers. These conditions include unemployment, weakness in the housing markets, downtrend or delays in residential or commercial real estate development, volatility in the U.S. stock market and in other financial markets, inflationary pressures, wage rates, tariffs and other trade barriers, disputes and tensions, reduced access to credit or other economic factors that may affect consumer confidence. As a result, our Guests may be apprehensive about the economy and reduce their level of discretionary spending. This could affect the frequency with which our Guests choose to dine-out or the amount they spend on meals, thereby decreasing our revenues and potentially negatively affecting our operating results. We believe there is a risk that uncertain economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently or at lower priced restaurants on a more permanent basis, which would have a negative effect on our profitability as we spread fixed costs across a lower level of sales.
Our success depends on our ability to effectively compete in the restaurant industry to attract and retain Guests.
Competition in the restaurant industry is intense and barriers to entry are low. Our competitors include a large and diverse group of restaurants in all segments ranging from quick serve and fast casual to polished casual and those verging on fine dining. These competitors range from independent local operators that have opened restaurants in various markets, high growth targeted "better" burger concepts in the quick serve and fast casual space, to the well-capitalized national restaurant companies. Many of these concepts have already captured segments of the market that we are targeting, and are expanding faster than we are, penetrating both desirable geographic and demographic markets. Many of our competitors are well established in the casual dining market segment and in certain geographic locations and some of our competitors have substantially greater financial, marketing, and other resources than we have available. Accordingly, they may be better equipped than us to invest in improving and expanding restaurants and infrastructure, increase marketing, or to take other measures to maintain their competitive position, including the use of significant discount offers to attract Guests. Additionally, our Guests may choose alternatives to restaurants, including meal kit and food delivery service providers or purchasing meals at supermarkets, delis, or other food retailers.

Decreased cash flow from operations, or an inability to access capital or successfully execute our potential real property sales could negatively affect our business initiatives or may result in our inability to execute our revenue, expense, and capital deployment strategies.
Our ability to fund our operating plans and to implement our capital deployment strategies depends on sufficient cash flow from operations or other financing, including using funding under our revolving credit facility and from potential real property sales. We may also seek access to the debt or equity capital markets. Any additional capital raised through the sale of equity may dilute our shareholders ownership percentages and could also result in a decrease in the market value of our securities.
Our capital deployment strategies include but are not limited to, maintaining existing restaurants and infrastructure, paying down debt, executing on our long-term transformation strategy, and improving existing restaurants. If we experience decreased cash flow from operations, or an inability to access new capital on acceptable terms with acceptable interest rates if needed, our ability to fund our operations and planned initiatives, and to take advantage of growth opportunities, may be delayed or negatively affected. In addition, these disruptions and any resulting negative effect on our net income, cash flows, or other relevant financial performance metrics under our revolving credit facility could affect our ability to borrow or comply with our covenants under that facility.
If we are unable to service our debt or comply with the financial and other covenants in our credit facility, our financial condition could be negatively affected.
As of December 29, 2024, the total principal amount of our debt was $189.5 million. A substantial portion of our cash flows are dedicated to debt service payments. Our business may not continue to generate cash flow from operations in the future sufficient to meet our debt service, working capital and capital expenditure needs. Additionally, our credit facility contains financial and other restrictive covenants, including among others, a total net leverage ratio covenant. A breach of these covenants could result in default, and if such default is not cured or waived, our lenders could accelerate our debt and declare it immediately due and payable. If this occurs, we may not be able to repay or borrow sufficient funds to refinance the debt. Even if financing is available, it may not be on acceptable terms. A default under our credit facility could cause a material adverse effect on our financial condition, including our liquidity and cash flows.
A privacy or security breach involving our information technology systems, or the failure of our data security measures could interrupt our business, damage our reputation, and negatively affect our operations and financial condition.
Protecting Guest, Team Member, and Company data is critical. We are subject to numerous privacy and data protection laws and regulations and the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements including the California Consumer Privacy Act, the California Privacy Rights Act, and other similar legislative initiatives. Compliance with these requirements may result in cost increases due to necessary system changes and the development of new administrative processes, and if we fail to comply, we could be exposed to risks of fines, investigations, litigation, and disruption of our operations.
In the ordinary course of our business, we receive and maintain certain personal and payment information from our Guests, Team Members, and vendors. Third parties may have the technology or know-how to breach the security of this personal and payment information. Although we employ cybersecurity measures to try to prevent cybersecurity incidents, we have in the past and could be impacted by cyber incidents or data breaches. We have in the past been subject, and we could in the future become subject, to claims, lawsuits, or other proceedings for purportedly fraudulent transactions arising from the unauthorized use of personal and payment information from our Guests, Team Members, and vendors. Any such cyber incident or data breach could disrupt the operation of our restaurants, adversely affect our reputation, and result in significant unplanned losses and expenditures.
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

If there is a material failure in our information technology systems, our business could be negatively affected, and our systems may be inadequate to support our future growth strategies.
We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of sale systems, financial systems, marketing programs, employee engagement, supply chain management, cyber-security, and various other processes and transactions. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties. These systems and our business needs continue to evolve and require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital. Some of our information technology systems are aging, and while we have been evolving and improving our information technology systems, if we do not timely or adequately complete this work or if we have problems transitioning to upgraded or replacement systems, or any other failure to maintain continuous and secure information technology systems, we could experience cybersecurity incidents, system downtime, or other adverse effects that negatively impact our business.
We cannot provide assurance that the measures we take to evolve and improve our information technology systems will be sufficient to prevent future cyber-attacks, system failures, or data or information loss.
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
Our software or information technology systems, or those of our employees or of third parties upon who we rely to operate our business, may have material vulnerabilities and, despite our efforts to identify and remediate these vulnerabilities, our efforts may not be successful or we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. It may be expensive and time-consuming to remediate material vulnerabilities, and our operations, reputation, and financial performance may be adversely impacted if we are not able to successfully and promptly remediate such vulnerabilities. Further, like other companies in the restaurant industry, we have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing attacks, and other attempts to breach or gain unauthorized access to our systems. However, despite the precautions we take to mitigate the risks of such events, an attack on our information technology systems, or those of third parties with which we do business, could result in theft or unauthorized disclosure of our proprietary or confidential information or a breach of confidential customer, supplier or employee information. Such events could impair our ability to conduct our operations or cause disruptions to our supply chain, which could have an adverse impact on our financial condition and harm our reputation. Additionally, such an event could expose us to regulatory sanctions or penalties, lawsuits or other legal action or cause us to incur legal liabilities and costs, which could be significant, to address and remediate the effects of an attack and related security concerns. The insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
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
Moreover, these technology services and systems, communication systems, and electronic data could be subject or vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, data breaches, or other attempts to harm our systems. A failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure information technology network for any of the above reasons could result interruption and delays in Guest services, adversely affect our reputation, and negatively impact our results of operations.
Our marketing and branding strategies to attract, engage, and retain our Guests, including recent and future changes to our loyalty program, may not be successful, which could negatively affect our business.

While we routinely refine our communication strategies to effectively target and compete for customers, these strategies may not prove to be successful. The Red Robin Royalty™ loyalty program has historically contributed to sales and Guest count growth. We launched a new loyalty program in fiscal 2024 which transitioned to a points-based program to reward our most loyal Guests, but we cannot guarantee this new loyalty program will be a success. If our advertising, branding, and other marketing initiatives do not drive visits from consumers, we may not achieve the expected levels of restaurant sales or Guest traffic, potentially impacting our financial results negatively. Furthermore, the competitive landscape presents a challenge, as some competitors boast larger marketing resources and more extensive national strategies, potentially limiting our ability to successfully compete against these well-established programs.
Damage to our brand image or reputation, including due to unfavorable social and digital media, could adversely impact our business.
Maintaining and enhancing our brand image and reputation is critical to our success. Unfavorable events or rumors, poorly received advertising, negative publicity, and negative information disseminated through social and digital media could impact our brand image and reputation. As part of our marketing efforts, we use social media platforms to promote our concepts and attract and retain Guests.
Social media provides consumers, employees, and others with the ability to communicate approval or displeasure with a business, in near real time, and provides any individual with the ability to reach a broad audience and with comments that are often not filtered or checked for accuracy. If we are unable to quickly and effectively respond, any negative publicity could "go viral" causing nearly immediate and potentially significant harm to our brand and reputation, whether or not factually accurate. In addition, social media can facilitate the improper disclosure of proprietary information, exposure of personally identifiable information, fraud, or out-of-date information.
The inappropriate use of social media by our Guests or Team Members could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.
Changes in consumer preferences could negatively affect our results of operations.
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes, and eating and purchasing habits. Our restaurants provide a full-service casual dining experience and offer a varied menu consisting of burgers, salads, appetizers, other entrees, desserts, our signature alcoholic and non-alcoholic beverages, and Donatos® pizza available in a portion of our restaurants. Our success depends, in part, upon the continued popularity of these foods and this style of dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse effect on our future profitability. In addition, competitors' use of significant advertising and food discounting could influence our Guests' dining choices.
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
As of December 29, 2024, 400 of our 407 Company-owned restaurants are located on leased premises. We have in the past and may in the future engage in sale-leaseback transactions, which have and may in the future increase the number of our leased properties. During fiscal 2023 and 2024, we completed three such transactions, selling and simultaneously leasing back an aggregate of 28 previously owned properties. Payments under our operating leases account for a significant portion of our operating expenses. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.
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

Changes in consumer buying patterns, particularly due to declines in traffic near our leased locations, and increases in online sales, may affect our financial condition and results of operations.
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
In recent years, we’ve made investments in off-premises sales, including delivery, pickup options, and catering, to attract Guests who are looking for convenience or want to enjoy our food off-premises. While we plan to continue to invest in the growth of our off-premises sales, there can be no guarantee we will maintain or increase such sales. Off-premises sales could also cannibalize dine-in sales, or our systems and procedures may not be sufficient to handle off-premises sales, which may require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third party delivery companies. These third-party delivery companies require us to pay them a commission, which lowers our profit margin on those sales, and delivery drivers may make errors, fail to make timely deliveries, damage our food or poorly represent our brand, which may lead to customer disappointment, reputational harm and unmet sales expectations. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. While we have introduced an alternative to third party delivery by offering an online Company platform to collect orders and outsource the "last mile" of delivery, we may not be able to convert Guests to our platform and that model remains subject to some of the same risks.
Our operations are susceptible to the changes in cost and availability of commodities which could negatively affect our results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs. Various factors beyond our control, including adverse weather conditions, governmental regulation and monetary policy, new or increased trade barriers and import tariffs (including retaliatory trade actions), product availability, recalls of food products, and seasonality, as well as the effects of the current macroeconomic environment on our suppliers, may affect our commodity costs or cause a disruption in our supply chain. In an effort to mitigate some of this risk, we enter into fixed price agreements on some of our food and beverage products, including certain proteins, produce and cooking oil. As of the end of fiscal 2024, approximately 42% of our estimated fiscal 2025 annual food and beverage purchases will be covered by fixed price contracts, most of which are scheduled to expire at various times through 2025. Changes in the price or availability of commodities for which we do not have fixed price contracts could have a material adverse effect on our profitability. Expiring contracts with our food suppliers could also result in disruptions in relationships or unfavorable renewal terms and therefore increase costs associated with these suppliers or may necessitate negotiations with alternate suppliers. We may be unable to obtain favorable contract terms with suppliers or adjust our purchasing practices and menu prices to respond to changing food costs, and a failure to do so could negatively affect our operating results.
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
From time to time, we increase menu prices, primarily to offset increased costs and operating expenses. We cannot provide assurance that any future menu price increases will not deter Guests from visiting our restaurants, reduce the frequency of their visits, or affect their purchasing decisions.

New or improved technologies or changes in consumer behavior facilitated by these technologies could negatively affect our business.
Consumer behavior continues to evolve regarding restaurant technology expectations, and we may not be able to meet those changing demands. Our competitors, some with greater resources, may capitalize on emerging technologies or shifts in consumer preferences, potentially weakening our competitive position. Certain technology initiatives require significant capital investment, including addressing aging hardware and software infrastructure and components nearing end-of-life, necessitating careful evaluation against other business priorities. Aging hardware and outdated systems, as well as the process to upgrade or replace hardware and systems, increases the risk of system failures, business disruptions, and degraded Guest experiences. Additionally, we are closely monitoring advancements in artificial intelligence (AI) and its potential applications within our organization and business strategy. Key risks include ethical concerns in AI and Machine Learning models and liability associated with AI-driven decisions impacting customers and operations.
We may expand our restaurant base as a component of our long-term growth, and our ability to open and profitably operate new restaurants is subject to factors beyond our control.
Our resources are currently allocated to increasing performance in our existing base of restaurants, but we may expand our restaurant base as a component of our long-term growth. The expansion of our restaurant base depends upon numerous factors, some of which are out of our control, including the cost and availability of capital, the ability to attract qualified operating Team Members to staff new restaurants, the ability to secure available and suitable restaurant sites on favorable lease and construction terms, timely adherence to development schedules, and competition that may affect consumer spending. New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for six months or more, and there is no assurance new restaurants will attain operating results similar to those of existing restaurants. Delays or failures in opening new restaurants, or the inability to profitably operate them once opened, could materially and adversely affect our planned growth.
The ongoing need for maintenance and improvements at our existing restaurants requires us to spend significant capital and we may not achieve a return on investment.
Many of our existing restaurants are mature and require capital expenditures for maintenance and improvement to remain competitive and maintain our brand standard. Additionally, we have evaluated and may undertake in the future a restaurant renovation program, including upgrading interior ambience and exterior appeal of our restaurants. These initiatives involve significant capital expenditures. If we do not make these capital investments or do not achieve a return on the investment, our business, profitability, and our ability to compete effectively could be harmed.
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
As of December 29, 2024, a total of 166 or 41% of our 407 Company-owned restaurants, representing 51% of restaurant revenues, were located in the Western United States (i.e., Arizona, California, Colorado, Nevada, Oregon, Idaho, New Mexico, Utah, and Washington state). As a result of our geographic concentration, negative publicity regarding any of our restaurants in the Western United States, as well as regional differences in the legal, regulatory, and litigation environment, could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, regional cost-of-living increases, energy shortages, or increases in energy prices, droughts, earthquakes, fires, or other natural disasters.
We rely on our management team for the development and execution of our business strategy and the loss of a member of our management team could negatively affect our operating results.

We implemented changes to our management team to support the Company’s new “North Star” five-point plan. Our management team is central to our success and difficult to replace. We may be unable to retain our management team or attract new highly qualified members, particularly if we do not offer competitive employment terms. Turnover on our management team or the failure to implement an appropriate succession plan could disrupt our business and prevent us from achieving our business strategy and initiatives, which could adversely affect our operating results.
If we are unable to successfully recruit, retain, and motivate qualified restaurant management and operations Team Members in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.
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
From time to time, we make capital expenditures for, and commit management resources towards, efforts aimed at improving our competitiveness and our ability to attract and retain qualified management and operating Team Members, such as our recently launched Market Partner and Managing Partner compensation programs designed to reward these Team Members based on the profits of the restaurants they oversee. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, hourly Team Member turnover could increase, and our ability to operate our restaurants effectively could be limited, and the Guest experience could be negatively affected, leading to a decline in traffic and sales, which could materially adversely affect our financial performance.
Our results of operations may fluctuate significantly due to various risks and unexpected circumstances, including adverse weather conditions, natural disasters, climate change, pandemics, catastrophic events, and other factors outside our control that could increase costs, disrupt our supply change, and impact seasonality, among other things.
We are subject to a number of significant risks that might cause our quarterly and annual results to fluctuate significantly or be negatively affected. Adverse weather conditions, natural disasters (such as earthquakes, hurricanes, and wildfires), climate change, pandemics, or catastrophic events, such as terrorist acts, can adversely impact restaurant sales, as they may keep customers in the affected area from dining out, adversely affect consumer spending and confidence levels. These events may also impact the cost and availability of key commodities such as beef, poultry, potatoes, and other important ingredients in our products; cause material disruptions in our supply chain; impact borrowings and interest rates; cause damage to or closure of restaurants, or result in lost opportunities for our restaurants.
Moreover, our business fluctuates seasonally. Historically, sales in most of our restaurants have been higher during the spring and summer months and winter holiday season due to factors including our retail-oriented location and family appeal. The timing of holidays and school vacations may affect the seasonal operating results in the areas impacted. As a result, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors outside of our control discussed above. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable restaurant sales for any particular future period may decrease.
Our franchisees could take actions that could harm our business, expose us to liability, or damage our reputation.
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
Labor is a primary component in the cost of operating our business. Increased labor costs, whether due to our business model, competition, unionization, increased minimum and tip wage, state unemployment rates, employee benefits costs, or otherwise, may adversely impact our operating expenses. A considerable amount of our restaurant Team Members are paid at rates related to the federal, state, or local minimum wage. Further, we have a substantial number of restaurants located in states or municipalities where the minimum wage is greater than the current federal minimum wage, including California, Washington, Oregon, Colorado, and New York. For example, California enacted legislation that increased its minimum wage through a series of annual rate increases, from $10.50 an hour in January 2017 to $16.50 an hour in January 2025, and some California localities currently mandate wages higher than the state minimum. Because we employ a large workforce, any wage increase and/or expansion of benefit mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.
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
Our business is subject to various government laws and regulations, including, among others, those relating to our employees, public health and safety, food safety, alcoholic beverage control, public accommodations, data privacy and security, securities regulation, and consumer health regulations, including those pertaining to nutritional content and menu labeling such as the Affordable Care Act, which requires restaurant companies such as ours to disclose calorie information on their menus. These laws and regulations continually evolve and change, and compliance may be costly and time-consuming. Moreover, we may fail to maintain compliance with all laws and regulations despite our best efforts. Changes in applicable laws and regulatory requirements, or failure to comply with them could result in, among other things, increased exposure to litigation, administrative enforcement actions or governmental investigations or proceedings; revocation of required licenses or approvals; fines; and civil and criminal liability. These negative consequences could increase the cost of or interfere with our ability to operate our business and execute our strategies.
Various employment laws govern our relationship with our Team Members and affect operating costs. These laws govern employee classification, wage rates, fair scheduling and payment requirements including tip credit laws and overtime pay, meal and rest breaks, unemployment and other taxes, health care and benefits, workers' compensation rates, labor relations, work authorization regulations, and discriminatory conduct. Changes in these laws or our failure to comply with enforcement requirements could require changes to our operations that could harm our operating results. For example, although we require all Team Members to provide us with the government-specified documentation evidencing their employment eligibility, some Team Members, without our knowledge, may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. In addition, we rely on our Team Members to accurately disclose the full amount of tips received, and we base our FICA tax reporting on the amounts provided to us by such tipped Team Members. Inaccurate FICA tax reporting could subject us to monetary liabilities. A number of other factors could adversely affect our operating results, including:
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
In recent years, there has been public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on social and environmental sustainability matters, including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use. As a result, we have experienced increased expectations and costs to provide expanded disclosure and make commitments, establish goals or set targets with respect to various environmental and social issues and to take the actions necessary to meet those commitments, goals and targets. If we are not effective in addressing social and environmental sustainability matters, consumer trust in our brand may suffer. In addition, the actions needed to achieve our commitments, goals and targets could result in market, operational, execution and other costs, which could have a material adverse effect on our results of operation and financial condition. Our results of operation and financial condition could be adversely impacted if we are unable to effectively manage the risks or costs to us and our supply chain associated with social and environmental sustainability matters.
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
During 2022, tax legislation was enacted that includes the 15% corporate minimum income tax for certain large corporate taxpayers. At this time, the Company is not subject to the corporate minimum tax and does not project that it will be subject to the tax in the near future. Future change to tax laws could have a negative impact to the Company's effective tax rate and cash tax refunds. Additionally, while we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of a tax audit could have a material effect on our results of operations or cash flows in the period which the final determination is made.
A significant increase in litigation could have a material adverse effect on our business, financial condition, and results of operations.
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
Any failure by us (or claims of failure) to comply with the various federal and state labor laws governing our relationship with our Team Members including requirements pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, work authorization, and discriminatory conduct, may have a material adverse effect on our business or operations. We have been subject to such claims from time to time. The possibility of a material adverse effect on our business relating to employment litigation is even more pronounced given the high concentration of Team Members employed in the Western United States, as this region, and California in particular, has a substantial amount of legislative and judicial activity pertaining to employment-related issues. Further, employee claims against us based on, among other things, discrimination, harassment, or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. Litigation proceedings are subject to inherent uncertainties, and we have in the past received, and may in the future receive, unfavorable rulings.
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

Risks Related to Owning Our Stock
The market price of our common stock is subject to volatility, which has and may continue to attract the interest of activist stockholders or subject us to securities litigation, which could cause us to incur significant expenses, hinder execution of our strategy, and impact our stock price.
During fiscal 2024, the price of our common stock fluctuated between $3.04 and $11.83 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company's operating performance. The price of our common stock may continue to be volatile, based on factors specific to our Company and industry, as well as factors related to the equity markets overall. Moreover, such volatility has in the past and may in the future attract the interest of activist stockholders, and in the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against companies. Responding to activist stockholders and securities litigation can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.
We may not repurchase our common stock pursuant to our share repurchase program, and any repurchases may not enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
The Company has an authorized share repurchase program. We are not obligated to repurchase shares of common stock under the repurchase program, and the repurchase program may be suspended or terminated at any time. The amount, timing, and execution of repurchases under this repurchase program may fluctuate, and any repurchases by us of our shares of common stock may further reduce cash available for operations and future growth, as well as debt repayment. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Further, our credit facility limits our ability to repurchase shares to certain conditions set forth by the lenders. Making share repurchases, or alternatively limiting or halting share repurchases under our share repurchase program may negatively impact investor perception of us and may therefore affect the market price and volatility of our stock.
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
Governance
Our Board, with the assistance of our Audit Committee, oversees the Company’s cybersecurity program and strategies. The Audit Committee receives regular reports and updates, typically quarterly, from senior management on a wide range of cybersecurity topics. These reports include detailed insights into risk assessments, mitigation strategies, emerging threats, vulnerabilities, incidents, and prevailing industry trends. After each such report, the Chair of the Audit Committee updates the full Board for transparency and accountability in cybersecurity governance. Additionally, at least annually and as needed from time to time, the Board receives similar cybersecurity updates directly from senior management. Further, the Board oversees cybersecurity as part of our enterprise risk management program.
To further bolster the Board's understanding of cybersecurity issues, management facilitates ongoing educational opportunities. The Board routinely engages in discussions with cybersecurity experts on building resilience to cyber risk and receives updates regarding management tabletop exercises. These educational initiatives empower Board members to make informed decisions and actively contribute to the oversight of cybersecurity governance.
Currently, our Vice President of Infrastructure and Security assumes primary responsibility for assessing and managing material cybersecurity risks. With experience spanning restaurant, retail, financial, and technology brands, including serving in similar roles overseeing information security programs at other companies, and a degree in Computer Science, our Vice President of Infrastructure and Security brings experience and expertise to the role. Our Vice President of Infrastructure and Security leads a team of professionals who oversee the prevention, detection, and remediation activities within our cybersecurity environment.
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
We own real estate for 7 Company-owned restaurants located in North Carolina (2); Ohio (1); Pennsylvania (1); Texas (1); Virginia (1); and Washington (1). Of these locations, three are classified as Assets Held for Sale within the Consolidated Balance Sheet as of December 29, 2024.
Our Restaurant Support Center and test kitchen is located in Englewood, Colorado. We currently have a dispersed workforce policy that permits many of our Restaurant Support Center Team Members to work remotely or on a hybrid basis, and we expect that to continue. For on-site critical, Company leadership, and those who desire to work in a shared location, we have optimized our office footprint at this location to meet the needs of that population. We occupy this facility under a lease that expires May 31, 2027. In addition, we occupy approximately 900 square feet and sublease to third parties the first, second, and third floors of a facility in Greenwood Village, Colorado under a lease that expires on May 31, 2025.
Our existing prototype for new Red Robin restaurants is approximately 5,100 square feet with a capacity of approximately 200 seats. We develop restaurants under ground leases on which we build our own restaurants in addition to converting existing buildings on standalone, in-line, end cap, and mall locations. As of December 29, 2024, our restaurant locations comprised approximately 2.6 million square feet.
ITEM 3.    Legal Proceedings
For information regarding contingencies related to litigation, please see Note 12. Commitments and Contingencies included within Item 8. Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K for the period ended December 29, 2024, the contents of which are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Global Select Market under the symbol RRGB. As of February 24, 2025, there were 79 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during fiscal 2024, 2023 or 2022. We currently anticipate we will retain future cash flow to service debt, maintain existing restaurants and infrastructure, and execute on our long-term business strategy. Our credit facility has certain limitations on paying dividends or making repurchases of our shares, and we are subject to certain covenant ratios, including a leverage ratio under our Credit Agreement.
Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our Board of Directors may deem relevant.
Issuer Sales and Purchases of Equity Securities
On December 3, 2024, the Company entered into an Equity Purchase Agreement with JCP Investment Management, LLC and certain of its affiliates (collectively, “JCP”) and Jumana Capital, LLC and certain of its affiliates (collectively, “Jumana,” and together with the JCP Parties, the “Investor Parties”), pursuant to which the Investor Parties purchased an aggregate of 1,600,909 shares of our common stock, at a purchase price of $5.19 per share, resulting in $8.3 million in gross proceeds. The securities described in this paragraph were issued to Investor Parties in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act.
No share repurchases were made by the Company during fiscal 2024 and approximately $58.5 million remained available for future purchases as of December 29, 2024. Our ability to repurchase shares is limited to certain conditions set forth by our lenders in the credit facility.
Performance Graph
The following graph compares the yearly percentage in cumulative total stockholders' return on Common Stock of the Company since the end of its fiscal year 2019, with the cumulative total return over the same period for (i) The Russell 3000 Index, and (ii) the S&P 600 Restaurants.
Pursuant to rules of the SEC, the comparison assumes $100 was invested on December 27, 2019, the last trading day in the Company's 2019 fiscal year, in the Company's Common Stock and in each of the indices.
This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act or the Exchange Act.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN(1)

Among Red Robin Gourmet Burgers, Inc., The Russell 3000 Index and S&P 600 Restaurants Index

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$USD
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
RRGB
Russell 3000
S&P 600 Restaurants

	Fiscal Years Ended
	December 29, 2019	December 27, 2020	December 26, 2021	December 25, 2022	December 31, 2023	December 29, 2024
Red Robin Gourmet Burgers, Inc. (RRGB)	100.00	64.78	55.30	18.37	40.19	17.37
The Russell 3000 Index	100.00	119.51	150.44	122.52	154.23	193.70
S&P 600 Restaurants(2)	100.00	129.74	125.81	99.91	118.36	141.79
———————————————————
(1)    Represents performance of $100 invested on December 27, 2019 in stock or index, including reinvestment of dividends based on fiscal year ends for purposes of comparability.
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
The Company's fiscal year ends on the last Sunday of each calendar year. Most of our fiscal years have 52 weeks; however, we experience a 53rd week once every five to six years. Our discussion for fiscal 2024, which ended on December 29, 2024, refers to a 52-week period. Our discussion for fiscal 2023, which ended December 31, 2023, refers to a 53-week period, with the fifty-third week occurring in the fourth quarter. Our discussion for fiscal 2022, which ended on December 25, 2022, refers to a 52-week period. The following discussion comparing our results in fiscal 2024 and fiscal 2023 refers to the fifty-two weeks ended, and fifty-three weeks ended, December 29, 2024 and December 31, 2023, respectively. For a discussion comparing our results from fiscal 2023 to fiscal 2022, refer to “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
Overview
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our" or the "Company"), primarily operates, franchises, and develops casual dining restaurants with 498 locations in North America. As of December 29, 2024, the Company operated 407 Company-owned restaurants located in 39 states. The Company also had 91 franchised restaurants in 13 states and one Canadian province as of December 29, 2024. The Company operates its business as one (1) operating and one (1) reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for Fiscal 2024 Compared to Fiscal 2023
•Total revenues are $1.25 billion, a decrease of $54.5 million due in part to the 53rd week in fiscal 2023.
•Comparable restaurant revenue(1) decreased 1.2%
•Net loss is $77.5 million, as compared to a net loss of $21.2 million during 2023.
•Adjusted EBITDA(2) is $38.8 million, a 43.7% decrease.
(1)     Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated for at least 18 months as of the beginning of the period presented.
(2)    See below for a reconciliation of adjusted EBITDA, a non-GAAP measure, to Net loss.
Key Performance Indicators
Restaurant revenue, compared to the same period in the prior year, is presented in the table below:

(millions)
Restaurant revenue for the fifty-three weeks ended December 31, 2023	$1,274.3
Change in revenue due to fifty-third week of fiscal 2023	(24.5)
Change in comparable restaurant revenue	(14.7)
Change in non-comparable restaurant revenue	(10.8)
Total change	(50.0)
Restaurant revenue for the fifty-two weeks ended December 29, 2024	$1,224.3
Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods indicated:

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	December 29, 2024	December 31, 2023
Company-owned:
Beginning of period	415	414
Opened	—	1
Acquired from franchisees	—	5
Closed	(8)	(5)
End of period	407	415
Franchised:
Beginning of period	92	97
Opened	—	1
Sold to Company	—	(5)
Closed	(1)	(1)
End of period	91	92
Total number of restaurants	498	507

The following table presents total Company-owned and franchised restaurants by state or province as of December 29, 2024:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2
Alaska		3
Alabama	3
Arizona	18	1
California	57
Colorado	21
Connecticut	3
Delaware		5
Florida	16
Georgia	6
Iowa	5
Idaho	8
Illinois	17
Indiana	11
Kansas		5
Kentucky	4
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	17
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	16	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	18	9
Utah	1	5
Virginia	18
Washington	37
Wisconsin	11

Province:
British Columbia		11
Total	407	91

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

	Year Ended
	December 29, 2024	December 31, 2023
Revenues:
Restaurant revenue	98.0%	97.8%
Franchise revenue	1.2	1.2
Other revenue	0.8	1.0
Total revenues	100.0%	100.0%

Costs and expenses:
Restaurant operating costs(1) (excluding depreciation and amortization shown separately below):
Cost of sales	23.9%	24.2%
Labor	39.2	37.2
Other operating	17.7	17.7
Occupancy	8.4	8.1
Total restaurant operating costs	89.2	87.2
Depreciation and amortization	4.6	5.1
Selling, general, and administrative expenses	9.5	9.5
Pre-opening costs	—	—
Impairment and other charges (gains), net	2.7	(0.2)
Income (loss) from operations	(4.3)%	0.3%
Other expense (income):
Interest expense	2.0%	2.0%
Interest (income) and other, net	(0.1)	(0.1)
Total other expenses, net	2.0	2.0
Loss before income taxes	(6.2)	(1.6)
Income tax expense (benefit)	—	—
Net loss	(6.2)%	(1.6)%
(1)    Expressed as a percentage of restaurant revenue.
Revenues

	Year Ended
(Revenues in thousands)	2024	2023	Percent Change
Restaurant revenue	$1,224,254	$1,274,294	(3.9)%
Franchise revenue	14,941	15,867	(5.8)%
Other revenue	9,365	12,885	(27.3)%
Total revenues	$1,248,560	$1,303,046	(4.2)%

Average weekly net sales volumes in Company-owned restaurants	$57,403	$59,454	(3.5)%
Total operating weeks	21,344	21,643	(1.4)%
Restaurant revenue, which comprises primarily food and beverage sales, decreased $50.0 million in fiscal 2024, or 3.9%, as compared to fiscal 2023. The fifty-third week in fiscal 2023 contributed approximately $24.5 million in restaurant revenue. Of the remaining $25.5 million decrease, $14.7 million, or 1.2%, was due to a decrease in comparable restaurant revenue and the remaining $10.8 million decrease was due to non-comparable restaurants, primarily attributed to the closure of eight locations during fiscal 2024. The comparable restaurant revenue decrease was driven by a 5.9% decrease in Guest count, partially offset by a 4.6% increase in average Guest check. The increase in average Guest check resulted from a 7.3% increase in menu pricing, partially offset by a 0.9% decrease in discounts and a 1.8% decrease in menu mix. The decrease in menu mix was primarily driven by Guests shifting visits from third party delivery platforms with elevated menu prices, to dine in visits at standard menu prices, and greater incidence of promotional menu items offered at reduced prices. Dine-in sales comprised 77.0% of total food and beverage sales in fiscal 2024, as compared to 76.3% in fiscal 2023.
Average weekly net sales volumes represent the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Franchise revenue primarily includes royalty income and advertising fund contributions. Franchise revenue decreased $0.9 million, or 5.8%, in fiscal 2024 compared to fiscal 2023. Franchise revenue declined primarily due to a reduction in the percentage of sales each franchisee is required to contribute to support selling activities in the second half of fiscal 2024 in line with the reduction in overall selling expense. The percentage of sales each franchisee is required to contribute could change in the future, as we expect to align contributions with spending levels, subject to compliance with the respective franchise agreement. Franchise restaurants reported an increase of 2.6% in comparable restaurant revenue in fiscal 2024 compared to a decrease of 2.3% in fiscal 2023.
Other revenue primarily comprises gift card breakage, which represents the value associated with the portion of gift cards sold that are unlikely to be redeemed, licensing income, and recycling income. The reduction in other revenue in fiscal 2024 compared to fiscal 2023 primarily relates to a reduction in gift card breakage revenue and recycling income.
Cost of Sales

(In thousands, except percentages)	2024	2023	Percent Change
Cost of sales	$292,392	$308,962	(5.4)%
As a percent of restaurant revenue	23.9%	24.2%	(0.3)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 30 basis points in fiscal 2024 as compared to fiscal 2023. The decrease was primarily driven by menu price increases and implementation of various cost savings initiatives, partially offset by commodity inflation.

Labor

(In thousands, except percentages)	2024	2023	Percent Change
Labor	$479,631	$473,538	1.3%
As a percent of restaurant revenue	39.2%	37.2%	2.0%
Labor costs include restaurant-level hourly wages and management salaries as well as related taxes and benefits. Labor as a percentage of restaurant revenue increased 200 basis points in fiscal 2024 as compared to fiscal 2023. The increase was primarily driven by additional costs in hourly and management labor, increased incentive compensation related to the new Managing Partner bonus plan and higher workers compensation and group health insurance expense.
Other Operating

(In thousands, except percentages)	2024	2023	Percent Change
Other operating	$216,242	$224,999	(3.9)%
As a percent of restaurant revenue	17.7%	17.7%	—%
Other operating costs include costs such as equipment repairs and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. Other operating costs as a percentage of restaurant revenue is unchanged compared to the same period in fiscal 2023.
Occupancy

(In thousands, except percentages)	2024	2023	Percent Change
Occupancy	$103,359	$102,761	0.6%
As a percent of restaurant revenue	8.4%	8.1%	0.3%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. In fiscal 2024, occupancy costs as a percentage of restaurant revenue increased 30 basis points compared to fiscal 2023. The increase is due primarily to the impact of fixed rents associated with the sale-leaseback of 18 locations and the acquisition of five restaurants from a franchisee in the second quarter of fiscal 2023, offset in part by reduced general liability insurance expense.
Depreciation and Amortization

(In thousands, except percentages)	2024	2023	Percent Change
Depreciation and amortization	$57,729	$66,190	(12.8)%
As a percent of total revenues	4.6%	5.1%	(0.5)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. In fiscal 2024, depreciation and amortization expense as a percentage of revenue decreased 50 basis points as compared to fiscal 2023. The decrease is primarily due to asset impairments, restaurant closures and sale-leaseback transactions reducing the depreciable asset base.
Selling, General, and Administrative expenses

(In thousands, except percentages)	2024	2023	Percent Change
Selling, general, and administrative expenses	$118,440	$124,130	(4.6)%
As a percent of total revenues	9.5%	9.5%	—%
Selling, general, and administrative costs include all corporate and administrative functions. Components of this category include marketing and advertising costs, our Restaurant Support Center, regional, and franchise support salaries and benefits; travel; professional and consulting fees; corporate information systems; legal expenses; office rent; training; and Board of Directors' expenses. Selling, general, and administrative expense decreased $5.7 million, or 4.6% in fiscal 2024 as compared to fiscal 2023.
General and administrative expenses decreased $7.6 million or 8.5% in fiscal 2024 as compared to fiscal 2023. The decrease in fiscal 2024 as compared to fiscal 2023 was primarily driven by a reduction in compensation costs due to reduced incentive compensation accruals and headcount reductions and lower legal fees, partially offset by costs associated with the 2024 Managing Partner conference.

Selling expenses increased $1.9 million or 5.6% in fiscal 2024 as compared to fiscal 2023. The increase resulted from higher menu, marketing and related production costs in fiscal 2024.
Pre-opening Costs

(In thousands, except percentages)	2024	2023	Percent Change
Pre-opening costs	$—	$587	(100.0)%
As a percent of total revenues	—%	—%	—%
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
We did not open any new restaurants or roll out any Donatos® locations during fiscal 2024. We opened one restaurant and completed the rollout of 25 Donatos® locations during fiscal 2023.
Impairment and Other Charges (Gains), net

(In thousands, except percentages)	2024	2023
Asset impairment and restaurant closure costs, net	$34,080	$12,192
Gain on sale of restaurant property	(7,425)	(29,543)
Severance and executive transition	1,181	3,419
Litigation contingencies	1,037	9,140
Asset disposal and other, net	4,975	2,129
Impairment and other charges (gains), net	$33,848	$(2,663)
During fiscal 2024, the Company closed eight locations and is evaluating alternatives for approximately 70 underperforming restaurant locations, including closure upon expiration of the current lease term. The Company recognized non-cash impairment charges of $32.8 million, primarily associated with this review of underperforming locations as well as impairment of quota state liquor licenses at three locations.
During fiscal 2023, the Company recognized non-cash impairment charges of $9.1 million, primarily related to the impairment of long-lived assets at 19 underperforming locations and quota state liquor licenses at three locations.
For further information on Impairment and other charges (gains) line items, refer to Note 4. Impairment and Other Charges (Gains), net, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Interest Expense and Interest Income
Interest expense in fiscal 2024 and 2023 was $25.3 million and $26.6 million, respectively. The $1.3 million decrease was primarily due to the net paydown of debt with the proceeds from the sale-leaseback transactions, partially offset by an increase in the weighted average interest rate to 13.6% in fiscal 2024 compared to 12.7% in fiscal 2023. Average outstanding debt in fiscal 2024 and 2023 was $187.8 million and $205.6 million, respectively.
Interest income and other decreased by $0.4 million in fiscal 2024 primarily due to lower interest income earned on cash investments.

Income Taxes
Income tax benefit was $0.1 million in fiscal 2024, compared to an income tax provision of $0.3 million in fiscal 2023. Our effective tax rate was a 0.1% benefit in fiscal 2024 and a 1.5% provision in fiscal 2023, reflecting minimum state income taxes and state franchise taxes despite a pretax net loss position.
Non-GAAP Financial Measures
A reconciliation of Restaurant revenue to restaurant level operating profit is detailed in the table below:

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	2024 compared to 2023
(Dollars in millions)	December 29, 2024	December 31, 2023	Increase/(Decrease)
Restaurant revenue	$1,224.3	$1,274.3	(3.9)%
Restaurant operating costs:
Cost of sales	292.4	309.0	(5.4)%
Labor	479.6	473.5	1.3%
Other operating	216.2	225.0	(3.9)%
Occupancy	103.4	102.8	0.6%
Total Restaurant Operating Costs	$1,091.6	$1,110.3	(7.4)%

Restaurant Level Operating Profit(1)	$132.6	$164.0	(19.1)%
(1)    Restaurant Level Operating Profit is a non-GAAP measure. See below for a reconciliation of Restaurant Level Operating Profit to Income from Operations and Income from Operations as a percentage of total revenues.

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	2024 compared to 2023
(Dollars in millions)	December 29, 2024	December 31, 2023	Increase/(Decrease)
Restaurant revenue	$1,224.3	$1,274.3	(3.9)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.9%	24.2%	(30)
Labor	39.2	37.2	200
Other operating	17.7	17.7	—
Occupancy	8.4	8.1	30
Total Restaurant Operating Costs	89.2%	87.2%	200

Restaurant Level Operating Profit	10.8%	12.9%	(210)
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes net loss and loss per diluted share, and adjusted loss per diluted share for the periods presented:

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
(Dollars and shares in thousands, except per share amounts)	December 29, 2024	December 31, 2023
Net loss as reported	$(77,541)	$(21,228)

Loss per share - diluted:
Net loss as reported	$(4.93)	$(1.34)
Gift card breakage	—	0.03
Impairment and other charges (gains), net:
Asset impairment and restaurant closure costs, net	2.17	0.77
Gain on sale of restaurant property	(0.47)	(1.87)
Severance and executive transition	0.08	0.22
Litigation contingencies	0.07	0.58
Asset disposal and other, net	0.32	0.13
Income tax effect	(0.58)	0.04
Adjusted loss per share - diluted	$(3.34)	$(1.44)
Stock-based compensation expense	0.44	0.43
Adjusted loss per share excluding Stock-based compensation expense (1)	$(2.90)	$(1.01)

Weighted average shares outstanding
Basic	15,736	15,835
Diluted	15,736	15,835
(1)    Beginning in the first quarter of fiscal 2025, the Company intends to revise its definition of Adjusted Net income (loss) to exclude noncash stock-based compensation expense. The Company believes this change will provide investors with a better understanding of our financial performance from period to period. Previously reported results will be revised to reflect the new presentation.

The following table summarizes net loss, and EBITDA and adjusted EBITDA for the periods presented:

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	December 29, 2024	December 31, 2023
Net loss as reported	$(77,541)	$(21,228)
Interest expense, net	24,805	25,796
Income tax provision (benefit)	(90)	310
Depreciation and amortization	57,729	66,190
EBITDA	4,903	71,068

Gift card breakage	—	480
Impairment and other charges (gains), net:
Asset impairment and restaurant closure costs, net	34,080	12,192
Gain on sale of restaurant property	(7,425)	(29,543)
Severance and executive transition	1,181	3,419
Litigation contingencies	1,037	9,140
Asset disposal and other, net	4,975	2,129
Adjusted EBITDA	$38,751	$68,885
Stock-based compensation expense	6,889	6,804
Adjusted EBITDA excluding Stock-based compensation expense (1)	$45,640	$75,689
(1) Beginning in the first quarter of fiscal 2025, the Company intends to revise its definition of Adjusted EBITDA to exclude noncash stock-based compensation expense. The Company believes this change will provide investors with a better understanding of our financial performance from period to period. Previously reported results will be revised to reflect the new presentation.
We define EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA and Adjusted income (loss) per share-diluted are supplemental measures of our performance that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures give the reader additional insight into the ongoing operational results of the Company, and are intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted EBITDA and adjusted income (loss) per share-diluted exclude the impact of non-operating or nonrecurring items including changes in estimate, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains on sale leaseback transactions, severance and executive transition costs, and other non-recurring, non-cash or discrete items; net of income tax impacts. Adjusted EBITDA excluding stock-based compensation expense and adjusted income (loss) per share-diluted excluding stock-based compensation expense are calculated as Adjusted EBITDA and adjusted income (loss) per share-diluted, respectively, further adjusted to exclude stock-based compensation expense. Other companies may define these non-GAAP measures differently, and as a result may not be directly comparable to those of other companies. Adjusted income (loss) per share-diluted, Adjusted income (loss) per share-diluted excluding stock-based compensation expense, Adjusted EBITDA and Adjusted EBITDA excluding stock-based compensation expense should be considered in addition to, and not as a substitute for, net income (loss) as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Income from Operations, and Restaurant Level Operating Profit for the period presented:

	Fifty-Two Weeks Ended		Fifty-Three Weeks Ended
	December 29, 2024		December 31, 2023
Income (loss) from operations	$(53,081)	(4.3)%	$4,542	0.3%

Less:
Franchise royalties, fees and other revenue	24,306	2.0%	28,752	2.2%

Add:
Impairment and other charges (gains), net	33,848	2.7	(2,663)	(0.2)
Pre-opening costs	—	—	587	—
General and administrative expenses	81,721	6.5	89,360	6.9
Selling	36,719	2.9	34,770	2.7
Depreciation and amortization	57,729	4.6	66,190	5.1
Restaurant level operating profit	$132,630		$164,034

Income (loss) from operations as a percentage of total revenues	(4.3)%		0.3%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	10.8%		12.9%
The Company believes restaurant level operating profit is an important measure for management and investors because it is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant level operating efficiency and performance. The Company defines restaurant level operating profit to be income from operations less franchise royalties, fees and other revenue, plus impairment and other charges (gains), net, pre-opening costs, selling costs, general and administrative expenses, and depreciation and amortization. The measure includes restaurant level occupancy costs that include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs, but excludes depreciation and amortization expense, substantially all of which is related to restaurant level assets, because such expenses represent historical sunk costs which do not reflect current cash outlay for the restaurants. The measure also excludes costs associated with selling, general, and administrative functions, pre-opening costs, as well as, impairment and other charges (gains), net because these costs are non-operating or nonrecurring and therefore not related to the ongoing operations of its restaurants. Restaurant level operating profit is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income (loss) from operations as an indicator of financial performance. Restaurant level operating profit as presented may not be comparable to other similarly titled measures of other companies in the Company's industry.
Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash and cash equivalents and availability under our revolving credit facility. Cash and cash equivalents, and restricted cash increased $7.8 million to $39.4 million at December 29, 2024, from $31.6 million at the beginning of the fiscal year. As of December 29, 2024, the Company had approximately $50.7 million in liquidity, including cash and cash equivalents and available borrowing capacity under its credit facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each fiscal year presented (in thousands):

	Year Ended
	2024	2023
Net cash provided by (used in) operating activities	$7,047	$(1,157)
Net cash provided by (used in) investing activities	(1,747)	8,226
Net cash provided by (used in) financing activities	2,536	(33,712)
Effect of exchange rate changes on cash	—	2
Net change in cash and cash equivalents, and restricted cash	$7,836	$(26,641)

Operating Cash Flows
Net cash flows provided by operating activities increased $8.2 million to $7.0 million in fiscal 2024 as compared to net cash used in operating activities of $1.2 million in fiscal 2023. The increase in operating cash flow is primarily related to the timing of rent and payroll payments in the prior fiscal year as a result of the 53rd week, partially offset by lower restaurant profitability in fiscal 2024.
Investing Cash Flows
Net cash flows used in investing activities was $1.7 million in fiscal 2024 as compared to net cash provided by investing activities of $8.2 million in fiscal 2023. The decrease in investing cash flows is primarily due to reduced proceeds from sale-leaseback transactions and real estate sales in fiscal 2024 as compared to fiscal 2023, partially offset by a reduction in capital expenditures in the current fiscal year. In addition, cash provided by investing activities in the prior year included a $3.5 million cash outflow for the acquisition of five franchised restaurants.
The following table lists the components of our capital expenditures for each fiscal year presented (in thousands):

	Year Ended
	2024	2023
Restaurant improvement capital and other	$16,219	$22,160
Investment in technology, infrastructure, and other	9,815	16,778
Donatos® expansion	—	8,620
New restaurants and restaurant refreshes	—	1,882
Total capital expenditures	$26,034	$49,440
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
Financing Cash Flows
Net cash flows provided by financing activities increased to $2.5 million in fiscal 2024 as compared to net cash used in financing activities of $33.7 million in fiscal 2023. Cash flows provided by financing activities in fiscal 2024 primarily relate to the paydown of debt with proceeds from the sale-leaseback transaction and debt issuance costs associated with amendments to the credit facility. These paydowns were partially offset by net borrowings on the revolving credit facility and $7.1 million in net proceeds from the sale of common stock as discussed below. Cash flows used in financing activities in fiscal 2023 primarily relate to the net paydown of debt with sale-leaseback proceeds and $10.0 million in share repurchases.
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
On August 21, 2024, the Company entered into the second amendment to our Credit Agreement (the “Second Amendment”). The Second Amendment among other things: provides certain relief from the financial covenant by increasing the required maximum net total leverage ratio beginning in the third quarter of 2024 through the third quarter of 2025; increases the aggregate revolving commitments by $15.0 million to $40.0 million through the third quarter of 2025; removes the variable pricing grid and increases the applicable margin on all term loans and revolving loans that are SOFR-based loans to 7.50% per annum and that are ABR-based loans to 6.50% per annum; and adds additional reporting requirements.
On November 4, 2024, the Company entered into the third amendment to our Credit Agreement (the "Third Amendment") which extends the provisions of the Second Amendment through the end of the first fiscal quarter of 2026.
As of December 29, 2024, the Company had outstanding borrowings under the Credit Facility of $181.6 million net of $7.8 million of unamortized deferred financing charges and discounts, none of which was classified as current. As of December 29, 2024, the Company had $20.0 million of available borrowing capacity under its Credit Facility, and $8.5 million letters of credit issued against cash collateral. The Company's cash collateral is recorded in Restricted cash on our Consolidated Balance Sheets.
For additional information regarding our Credit Facility, see Note 8. Borrowings included within the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a total net leverage ratio covenant. As of December 29, 2024, we were in compliance with all debt covenants.
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
Sales and Purchases of Equity Securities
On December 3, 2024, the Company entered into an Equity Purchase Agreement with JCP Investment Management, LLC and certain of its affiliates (collectively, “JCP”) and Jumana Capital, LLC and certain of its affiliates (collectively, “Jumana,” and together with the JCP Parties, the “Investor Parties”), pursuant to which the Investor Parties purchased and aggregate of 1,600,909 shares of our common stock, at a purchase price of $5.19 per share, resulting in $8.3 million in gross proceeds. The proceeds were used to repay indebtedness and general corporate expenses.
On August 9, 2018, the Company's Board of Directors authorized the Company's current share repurchase program of up to a total of $75 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through December 29, 2024, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. The Company completed no share repurchases in fiscal 2024 and $10.0 million of share repurchases during fiscal 2023. Accordingly, as of December 29, 2024, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
Contractual Obligations
The following table summarizes the amounts of payments due under specified contractual obligations as of December 29, 2024 (in thousands):

	Payments Due by Period
	Total	2025	2026 - 2027	2028 - 2029	Thereafter
Long-term debt obligations(1)	$242,147	$23,412	$218,735	$—	$—
Finance lease obligations(2)	9,425	1,432	2,750	2,068	3,175
Operating lease obligations(3)	570,708	82,159	148,116	116,130	224,303
Purchase obligations(4)	142,086	32,835	52,594	38,675	17,982
Other non-current liabilities(5)	1,742	102	128	55	1,457
Total contractual obligations	$966,108	$139,940	$422,323	$156,928	$246,917
———————————————————
(1) Long-term debt obligations primarily represent minimum required principal payments under our existing Credit Agreement as of December 29, 2024, including estimated interest of $52.7 million based on a 12.21% average borrowing interest rate.
(2) Finance lease obligations include interest of $1.7 million.
(3) Operating lease obligations exclude variable lease costs, such as sales based contingent rent, and include interest of $175.0 million.

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

Critical Accounting Estimates
Critical accounting estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant-level cash flows, which are subject to the current economic environment and potentially unknown future events, and we might obtain different results if we use different assumptions or conditions. We have identified the following as the Company's most critical accounting estimates, which are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgment. Information regarding the Company's other significant accounting policies is disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Judgments made by management related to our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions, changes in operating performance, and the ongoing maintenance and improvements of the assets. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. Each restaurant's past and present operating performance were reviewed in combination with projected future results, primarily through projected undiscounted cash flows, which indicated possible impairment. For those restaurants for which undiscounted cash flows did not exceed their carrying value, we compared the carrying amount of each restaurant to its fair value as estimated by management. Determining the fair value of the long-lived assets requires the use of estimates and assumptions and is typically determined using a discounted cash flow projection model. The weighted average cost of capital discount factor is determined using external information such as the risk-free rate of return, industry beta factors, and premium adjustments. Management uses other market information such as market rent and discount rates, which are subject to judgment, to estimate the fair value of restaurant right of use lease assets. During fiscal 2024, the Company recognized non-cash impairment charges of $32.8 million, primarily related to the impairment of the long-lived assets at 58 underperforming locations and quota state liquor licenses at three locations. During fiscal 2023, the Company recognized non-cash impairment charges of $9.1 million, primarily related to impairments of long-lived assets at 19 underperforming locations and quota state liquor licenses at three locations.
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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of December 29, 2024, we had $189.5 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.9 million on an annualized basis.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Commodity Price Risks
We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, weather, seasonality, production, trade policy, and other factors. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities. As of December 29, 2024, approximately 42% of our estimated annual food and beverage purchases were covered by fixed price contracts, most of which are scheduled to expire at various times through the end of 2025. We believe that substantially all of our food and supplies meeting our specifications are available from alternate sources, which we have identified to diversify our supply chain to mitigate our overall commodity risk. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $2.9 million on an annualized basis.

ITEM 8.    Financial Statements and Supplementary Data

RED ROBIN GOURMET BURGERS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Red Robin Gourmet Burgers, Inc. and subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows, for the periods ended December 29, 2024, December 31, 2023 and December 25, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for the periods ended December 29, 2024, December 31, 2023 and December 25, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company assesses long-lived assets for impairment at the individual restaurant level whenever events and circumstances indicate the carrying amount of an asset group may not be recoverable. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, including assumptions of future revenue trends. If the sum of the cash flows is less than the carrying value of the asset, an impairment loss is recognized and measured as the amount by which the carrying value exceeds the fair value of the asset.
We identified the evaluation of long-lived asset impairment as a critical audit matter because of the significant judgments made by management to estimate the cash flows, including assumptions about expected future operating performance, and the fair value of the lease assets. This required a significant degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate whether management appropriately identified and evaluated potential impairment indicators, and when evaluating the reasonableness of management’s estimates and assumptions, particularly related to cash flows and market rent.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impairment of long-lived assets included the following, among others:

•We tested the design and operating effectiveness of internal controls over the Company’s assessment and evaluation of potential impairment indicators for long-lived assets and over forecasted cash flows and market rent used in their recoverability and impairment analyses.
•We evaluated the reasonableness of the Company’s evaluation of impairment indicators by:
◦Evaluating the Company’s process for identifying qualitative and quantitative impairment indicators by location and whether the Company appropriately considered such indicators.
◦Conducting a completeness assessment to determine whether additional impairment indicators were present during the period that were not identified by the Company.
•We tested the mathematical accuracy of management’s calculations and the underlying source of information for a selection of restaurant sites.
•We evaluated the reasonableness of the information in the Company’s forecasted cash flows used in their recoverability and impairment analyses, by comparing the forecasts to:
◦Historical actual information,
◦Internal communications between management and the Board of Directors,
◦Forecasted information included in analyst and industry reports for the Company.
•We evaluated the Company’s forecasted cash flows for consistency with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the market rent by developing a range of independent estimates and comparing those to the market rent used by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 26, 2025

We have served as the Company's auditor since 2021.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 29, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$30,651	$23,634
Accounts receivable, net	19,688	21,592
Inventories	26,737	26,839
Prepaid expenses and other current assets	13,608	11,785
Restricted cash	8,750	7,931
Total current assets	99,434	91,781
Property and equipment, net	181,224	261,258
Operating lease assets, net	331,617	361,609
Intangible assets, net	11,064	15,491
Assets held for sale	4,313	—
Other assets, net	13,662	11,795
Total assets	$641,314	$741,934
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$29,783	$27,726
Accrued payroll and payroll-related liabilities	39,672	32,524
Unearned revenue	27,083	36,067
Current portion of operating lease liabilities	50,083	43,819
Accrued liabilities and other	42,931	46,201
Total current liabilities	189,552	186,337
Long-term debt	181,641	182,594
Long-term portion of operating lease liabilities	345,635	383,439
Other non-current liabilities	8,755	10,006
Total liabilities	725,583	762,376
Commitments and contingencies (see Note 12. Commitments and Contingencies)
Stockholders' equity (deficit):
Common stock; $0.001 par value: 45,000 shares authorized; 22,050 shares issued; 17,403 and 15,528 shares outstanding as of December 29, 2024 and December 31, 2023	22	20
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of December 29, 2024 and December 31, 2023	—	—
Treasury stock 4,647 and 4,921 shares, at cost as of December 29, 2024 and December 31, 2023	(164,937)	(174,702)
Paid-in capital	233,667	229,680
Accumulated other comprehensive loss, net of tax	(62)	(22)
Accumulated deficit	(152,959)	(75,418)
Total stockholders' equity (deficit)	(84,269)	(20,442)
Total liabilities and stockholders' equity (deficit)	$641,314	$741,934
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Revenues:
Restaurant revenue	$1,224,254	$1,274,294	$1,230,189
Franchise revenue	14,941	15,867	19,306
Other revenue	9,365	12,885	16,039
Total revenues	1,248,560	1,303,046	1,265,534
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	292,392	308,962	306,509
Labor (includes $0, $475, and $958 of stock-based compensation)	479,631	473,538	440,564
Other operating	216,242	224,999	224,704
Occupancy	103,359	102,761	98,868
Depreciation and amortization	57,729	66,190	76,245
Selling, general, and administrative expenses (includes $6,940, $6,329, and $8,635 of stock-based compensation)	118,440	124,130	136,612
Pre-opening costs	—	587	568
Impairment and other charges (gains), net	33,848	(2,663)	38,961
Total costs and expenses	1,301,641	1,298,504	1,323,031

Income (loss) from operations	(53,081)	4,542	(57,497)
Other expense (income):
Interest expense	25,277	26,560	20,643
Interest (income) and other, net	(727)	(1,100)	(4)
Total other expenses, net	24,550	25,460	20,639
Loss before income taxes	(77,631)	(20,918)	(78,136)
Income tax expense (benefit)	(90)	310	747
Net loss	$(77,541)	$(21,228)	$(78,883)
Loss per share:
Basic	$(4.93)	$(1.34)	$(4.98)
Diluted	$(4.93)	$(1.34)	$(4.98)
Weighted average shares outstanding:
Basic	15,736	15,835	15,840
Diluted	15,736	15,835	15,840

Other comprehensive (loss) income:
Foreign currency translation adjustment	$(40)	$12	$(35)
Other comprehensive (loss) income, net of tax	(40)	12	(35)
Total comprehensive loss	$(77,581)	$(21,216)	$(78,918)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive (Loss) Income, net of tax	Retained Earnings (Deficit)
					Paid-in Capital
	Shares	Amount	Shares	Amount				Total
Balance, December 26, 2021	20,449	$20	4,727	$(192,803)	$242,560	$1	$24,693	$74,471
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(212)	9,993	(10,080)	—	—	(87)
Non-cash stock compensation	—	—	—	—	6,323	—	—	6,323
Net loss	—	—	—	—	—	—	(78,883)	(78,883)
Other comprehensive loss	—	—	—	—	—	(35)	—	(35)
Balance, December 25, 2022	20,449	20	4,515	(182,810)	238,803	(34)	(54,190)	1,789
Exercise of options, issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(456)	18,068	(16,063)	—	—	2,005
Acquisition of treasury stock	—	—	862	(9,960)	—	—	—	(9,960)
Non-cash stock compensation	—	—	—	—	6,940	—	—	6,940
Net loss	—	—	—	—	—	—	(21,228)	(21,228)
Other comprehensive income	—	—	—	—	—	12	—	12
Balance, December 31, 2023	20,449	20	4,921	(174,702)	229,680	(22)	(75,418)	(20,442)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(274)	9,765	(10,065)	—	—	(300)
Non-cash stock compensation	—	—	—	—	6,961	—	—	6,961
Net loss	—	—	—	—	—	—	(77,541)	(77,541)
Common stock issuance	1,601	2	—	—	7,091	—	—	7,093
Other comprehensive loss	—	—	—	—	—	(40)	—	(40)
Balance, December 29, 2024	22,050	$22	4,647	$(164,937)	$233,667	$(62)	$(152,959)	$(84,269)
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Cash Flows From Operating Activities:
Net loss	$(77,541)	$(21,228)	$(78,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,729	66,190	76,245
Asset impairment	32,838	9,130	38,534
Non-cash other charges (gains)	(5)	(1,404)	(3,440)
Stock-based compensation expense	6,961	6,933	6,294
Gain on sale of property	(7,425)	(30,137)	(9,204)
Other, net	2,353	1,238	3,817
Changes in operating assets and liabilities:
Accounts receivable	1,706	364	(26)
Inventories	(220)	(280)	(1,813)
Income tax receivable	197	33	15,263
Prepaid expenses and other current assets	(597)	1,558	2,289
Operating lease assets, net of liabilities	(1,455)	(11,841)	(7,036)
Trade accounts payable and accrued liabilities	3,441	(9,843)	11,724
Unearned revenue	(8,984)	(10,971)	(9,772)
Other operating assets and liabilities, net	(1,951)	(899)	(8,460)
Net cash provided by (used in) operating activities	7,047	(1,157)	35,532
Cash Flows From Investing Activities:
Purchases of property, equipment and intangible assets	(26,034)	(49,440)	(38,159)
Proceeds from sale-leaseback	23,271	58,801	—
Proceeds from sales of property and equipment, and other	1,016	2,394	8,591
Acquisition of franchised restaurants	—	(3,529)	—
Net cash provided by (used in) investing activities	(1,747)	8,226	(29,568)
Cash Flows From Financing Activities:
Proceeds from borrowings on revolving credit facilities	84,500	—	97,151
Repayments of borrowings on revolving credit facilities	(64,500)	(15,000)	(264,227)
Proceeds from borrowings on term loan	—	—	200,000
Repayments of borrowings on term loan	(21,232)	(9,857)	(1,000)
Repayments of finance lease obligations	(923)	(898)	(1,292)
Proceeds from borrowings for insurance premium financing	4,265	—	—
Repayments of borrowings for insurance premium financing	(3,619)	—	—
Purchase of treasury stock	—	(9,960)	—
Debt issuance costs	(2,749)	—	(4,869)
Proceeds related to real estate sale	—	—	3,856
Proceeds from issuance of common stock, net of stock issuance costs	7,093	—	—
(Uses) proceeds from other financing activities, net	(299)	2,003	(86)
Net cash provided by (used in) financing activities	2,536	(33,712)	29,533
Effect of exchange rate changes on cash	—	2	(41)
Net change in cash and cash equivalents, and restricted cash	7,836	(26,641)	35,456
Cash and cash equivalents, and restricted cash, beginning of period	31,565	58,206	22,750
Cash and cash equivalents, and restricted cash, end of period	$39,401	$31,565	$58,206

Supplemental disclosure of cash flow information
Income taxes paid (refunds received), net	$83	$454	$(14,642)
Interest paid, net of amounts capitalized	22,737	24,084	16,054
Accrued purchases of property, equipment and intangible assets	$2,707	$1,836	$9,688
See Notes to Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
(a) Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our", or the "Company"), primarily operates, franchises, and develops casual dining restaurants in North America. As of December 29, 2024, the Company owned and operated 407 restaurants located in 39 states. The Company also had 91 casual dining restaurants operated by franchisees in 13 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
(b) Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Red Robin and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Fiscal Year	Year End Date	Number of Weeks in Fiscal Year
Current and Prior Fiscal Years:
2024	December 29, 2024	52
2023	December 31, 2023	53
2022	December 25, 2022	52
Upcoming Fiscal Years:
2025	December 28, 2025	52
2026	December 27, 2026	52
(c) Reclassifications
Certain amounts presented have been reclassified within the current period presentation. The reclassifications had no effect on the Company's consolidated results. We made adjustments to the Consolidated Statements of Cash Flows to disaggregate borrowing and repayment activity on long term debt and finance lease obligations, to reclassify gift card breakage within unearned revenue, and to reclassify amortization of debt issuance costs within other, net.
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
The Company is required to carry restricted cash balances that are reserved as collateral for existing letters of credit. The amounts issued under letters of credit, which are undrawn totaled $8.5 million.
Accounts Receivable, Net - Accounts receivable, net consists primarily of third-party gift card receivables, third party delivery partner receivables, trade receivables due from franchisees for royalties and advertising fund contributions, and tenant improvement allowances. At the end of fiscal 2024, there was approximately $9.2 million of gift card receivables in accounts receivable related to gift cards that were sold by third party retailers compared to $9.7 million at the end of fiscal 2023. At the end of 2024, there was also approximately $2.2 million related to third party delivery partners in accounts receivable compared to approximately $2.6 million at the end of fiscal 2023.
Inventories - Inventories consist of food, beverages, and supplies valued at the lower of cost (first-in, first-out method) or net realizable value. At the end of fiscal 2024 and 2023, food and beverage inventories were $9.2 million and $9.4 million, respectively, and supplies inventories were $17.5 million and $17.4 million, respectively.
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
The Company capitalizes certain overhead related to the development and construction of its new restaurants as well as certain information technology capital investments. Costs incurred for the potential development of restaurants that are subsequently terminated are expensed.
Cloud Computing Arrangements - The Company capitalizes cloud computing implementation costs and amortizes these costs on a straight-line basis over the term of the related service agreement, including renewal periods that are reasonably certain to be exercised. Capitalized cloud computing implementation costs were $1.2 million and $0.7 million, net of accumulated amortization, as of December 29, 2024 and December 31, 2023, respectively. These costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheets. Related amortization expense was $0.5 million, $0.4 million, and $0.1 million for the years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively, and is included in selling, general and administrative expenses in our consolidated statements of operations and comprehensive loss.
Leases - The Company leases land, buildings, and equipment used in its operations under operating and finance leases. Our leases generally have remaining terms of 1-15 years, most of which include options to extend the leases for additional five-year periods. Generally, the lease term is the minimum of the non-cancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.
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
Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including restaurant sites, leasehold improvements, information technology systems, right of use assets, and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant-level. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using projected cash flows discounted using an estimated weighted average cost of capital. Management may also utilize other market information to determine fair value such as market rent and discount rates, to estimate the fair value of restaurant right of use lease assets. Restaurant sites and other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Information technology systems, such as internal-use computer software, are reviewed and tested for recoverability if the internal-use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use software significantly exceed the amount originally expected to develop or modify the software.
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
Total advertising costs of $23.5 million, $21.6 million, and $35.7 million in fiscal 2024, 2023, and 2022 and were included in Selling, general, and administrative expenses.
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
Pursuant to the guidance for uncertain tax positions, a taxpayer must be able to more likely than not sustain a position to recognize a tax benefit, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal and state returns are the 2020 through 2024 tax years.
The Company records interest and penalties associated with audits as a component of income before taxes. The Company recorded immaterial penalty and interest expense on the identified tax liabilities in fiscal 2024, 2023, and 2022.
Loss Per Share - Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share amounts are calculated based upon the weighted average number of common and potentially dilutive common shares outstanding during the year. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted loss per share reflects the potential dilution that could occur if holders of options and awards exercised their holdings into common stock. As the Company was in a net loss position for each of the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, all potentially dilutive common shares are considered anti-dilutive.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 as follows (in thousands):

	2024	2023	2022
Basic weighted average shares outstanding	15,736	15,835	15,840
Dilutive effect of stock options and awards	—	—	—
Diluted weighted average shares outstanding	15,736	15,835	15,840

Awards excluded due to anti-dilutive effect on diluted earnings per share	1,749	1,409	1,481
Comprehensive Loss - Total comprehensive loss consists of the net loss and other gains and losses affecting stockholders' equity that, under U.S. GAAP, are excluded from net income. Other comprehensive (loss) income as presented in the consolidated statements of operations and comprehensive loss for fiscal 2024, 2023, and 2022 consisted of the foreign currency translation adjustment resulting from the Company's Canadian franchise operations.
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
2. Recent Accounting Pronouncements
In November 2024, the FASB issued Update 2024-03 which expands disclosures about specific expense categories presented on the face of the income statement. Update 2024-03 is effective for financial statements issued for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2024-03 to the consolidated financial statements.
In December 2023, the FASB issued Update 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. Update 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-09 to the consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.

3. Revenue
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Restaurant revenue	$1,224,254	$1,274,294	$1,230,189
Franchise revenue	14,941	15,867	19,306
Gift card breakage	7,930	9,874	13,808
Other revenue	1,435	3,011	2,231
Total revenues	$1,248,560	$1,303,046	$1,265,534
Contract Liabilities
Components of Unearned revenue in the Consolidated Balance Sheets are as follows (in thousands):

	December 29, 2024	December 31, 2023
Unearned gift card revenue	$24,333	$28,558
Deferred loyalty revenue	2,750	7,509
Unearned revenue	$27,083	$36,067
Revenue recognized in the Consolidated Statements of Operations and Comprehensive Loss for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Gift card revenue	$16,782	$19,224	$24,109
We recognize Royalty revenue within Restaurant revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with Royalty is included in Unearned revenue in our Condensed Consolidated Balance Sheets.

Changes in our Unearned revenue balance related to our Royalty program (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023
Unearned Royalty Revenue, beginning balance	$7,509	$11,107
Revenue deferred	4,817	6,870
Revenue recognized (1)	(9,576)	(10,468)
Unearned Royalty revenue, ending balance	$2,750	$7,509
(1) Restaurant revenue includes an approximately $6.4 million credit related to the transition to the new Royalty program in the second quarter of fiscal 2024, primarily due to the cancellation of unused points that were earned more than 365 days prior to the launch of the new program.
4. Impairment and Other Charges (Gains), net
Impairment and other charges consist of the following (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Asset impairment and restaurant closure costs, net	$34,080	$12,192	$39,362
Gain on sale of restaurant property	(7,425)	(29,543)	(9,204)
Severance and executive transition	1,181	3,419	2,280
Other financing costs	—	—	1,462
Litigation contingencies	1,037	9,140	4,148
Asset disposal and other, net	4,975	2,129	913
Impairment and other charges (gains), net	$33,848	$(2,663)	$38,961
Asset Impairment and Restaurant Closure Costs
During fiscal 2024, the Company closed eight locations and is evaluating alternatives for approximately 70 underperforming restaurant locations, including closure upon expiration of the current lease term. The Company recognized non-cash impairment charges of $32.8 million, primarily associated with this review of underperforming locations as well as impairment of quota state liquor licenses at three locations. In addition, the Company recorded $1.2 million in charges associated with the eight store closures in fiscal 2024.
During fiscal 2023, the Company recognized non-cash impairment charges of $9.1 million, primarily related to the impairment of long-lived assets at 19 underperforming locations and quota state liquor licenses at three locations. In addition, the Company recorded $3.1 million in charges associated with five closed locations.
During fiscal 2022, the Company recognized non-cash impairment charges of $38.5 million, primarily related to impairments of long-lived assets at 46 underperforming locations and quota state liquor licenses at six locations. In addition, the Company recorded $0.8 million in costs associated with 16 closed locations during fiscal 2022.
Severance and Executive Transition
During fiscal 2024, 2023, and 2022, the Company incurred severance and executive transition costs primarily related to a reduction in force of Team Members and costs associated with changes in leadership positions.
Gain on Sale of Restaurant Property
During fiscal 2024, the Company sold ten restaurant properties for aggregate net proceeds of $23.3 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $7.4 million. The net proceeds are included within cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 29, 2024.
During fiscal 2023, the Company sold 18 restaurant properties for aggregate net proceeds of $58.8 million in sale-leaseback transactions that resulted in a gain, net of expenses of $29.4 million. In addition, during 2023, the Company sold one restaurant property for net proceeds of $1.5 million which resulted in a gain, net of expenses of $0.1 million. The net proceeds are included within cash flows from investing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2023.
During fiscal 2022, the Company sold one restaurant property for aggregate net proceeds of $12.4 million in a short-term sale-leaseback transaction that resulted in a gain, net of expenses of $9.2 million. The net proceeds are included within cash flows from investing and financing activities on the Consolidated Statements of Cash Flows for the year ended December 25, 2022.
Litigation Contingencies
In fiscal 2024, 2023, and 2022, the Company recorded reserves associated with litigation contingencies. See Note 12. Commitments and Contingencies, for further discussion.
Asset Disposal and Other
Asset disposal and other primarily relates to lease terminations and closures of restaurants and corporate office locations, asset disposals, strategic projects and other non-recurring items.

5. Property and Equipment, Net
Property and equipment consist of the following at December 29, 2024 and December 31, 2023 (in thousands):

	December 29, 2024	December 31, 2023
Land	$9,760	$19,703
Buildings	13,496	49,178
Leasehold improvements	574,256	627,805
Furniture, fixtures, and equipment	360,611	377,158
Construction in progress	13,307	19,300
Property and equipment, gross	$971,430	$1,093,144
Accumulated depreciation and amortization	(790,206)	(831,886)
Property and equipment, net	$181,224	$261,258
Depreciation and amortization expense on property and equipment was $55.4 million in 2024, $63.8 million in fiscal 2023, and $73.7 million in fiscal 2022.
6. Intangible Assets
The following table presents intangible assets as of December 29, 2024 and December 31, 2023 (in thousands):

	December 29, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$46,091	$(41,647)	$4,444	$46,863	$(39,777)	$7,087
Leasehold interests	12,867	(10,906)	1,961	13,001	(10,503)	2,498
Liquor licenses and other	9,596	(9,419)	177	9,632	(9,393)	239
	$68,554	$(61,972)	$6,582	$69,496	$(59,673)	$9,824
Indefinite-lived intangible assets:
Liquor licenses and other	$4,482	$—	$4,482	$5,667	$—	$5,667
Intangible assets, net	$73,036	$(61,972)	$11,064	$75,163	$(59,673)	$15,491
The aggregate amortization expense related to intangible assets subject to amortization for fiscal 2024, 2023, and 2022 was $2.3 million, $2.4 million, and $2.5 million.
The estimated aggregate future amortization expense as of December 29, 2024 is as follows (in thousands):

2025	$1,816
2026	1,456
2027	1,092
2028	665
2029	346
Thereafter	1,207
$6,582

7. Accrued Payroll and Payroll-Related Liabilities, and Accrued Liabilities and Other Current Liabilities
Accrued payroll and payroll-related liabilities consist of the following at December 29, 2024 and December 31, 2023 (in thousands):

	December 29, 2024	December 31, 2023
Payroll and payroll-related taxes	$18,438	$9,484
Workers compensation insurance	6,459	4,363
Corporate and restaurant incentive compensation	4,168	9,617
Accrued vacation	6,583	6,528
Other	4,024	2,532
Accrued payroll and payroll-related liabilities	$39,672	$32,524
Accrued liabilities and other current liabilities consist of the following at December 29, 2024 and December 31, 2023 (in thousands):

	December 29, 2024	December 31, 2023
State and city sales tax payable	$6,224	$7,830
Real estate, personal property, state income, and other taxes payable	6,933	7,067
Insurance	10,201	6,204
Utilities	3,016	2,929
Legal	4,935	8,740
Accrued interest	1,536	1,657
Accrued marketing	2,830	3,650
Current portion of finance lease liabilities	1,019	939
Accrued termination benefits	—	184
Other	6,237	7,001
Accrued liabilities and other current liabilities	$42,931	$46,201
Accrued termination benefits represents one-time termination benefits primarily related to changes in leadership positions as a result of our strategic pivot under the North Star plan and a related reduction in force and are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The Company incurred a cumulative total of $5.1 million in one-time termination benefits, which is comprised of $0, $2.1 million, and $3.0 million recognized during fiscal 2024, 2023, and 2022, respectively, and included in Impairment and other charges (gains) in the Consolidated Statements of Operations and Comprehensive Loss. One-time termination benefits activity for the years ended December 31, 2023 and December 29, 2024, respectively is as follows:

Termination Benefits
Balance as of December 25, 2022	$2,505
Charges	2,077
Cash Payments	(4,398)
Balance as of December 31, 2023	$184
Charges	—
Cash Payments	(184)
Balance as of December 29, 2024	$—
8. Borrowings
Borrowings as of December 29, 2024 and December 31, 2023 are summarized below:

	December 29, 2024		December 31, 2023
(Dollars in thousands)	Borrowings	Variable Interest Rates	Borrowings	Variable Interest Rates
Revolving line of credit	$20,000	12.03%	$—	—%
Term loan	169,470	12.21%	189,143	11.62%
Total borrowings	189,470		189,143
Less: unamortized debt issuance costs and discounts(1)	7,829		6,549
Long-term debt	$181,641		$182,594

Revolving line of credit unamortized deferred financing charges(1):	$1,298		$752
(1)     Loan origination costs associated with the Company's Credit Facility are included as deferred costs in Other assets, net for financing charges allocated to the revolving line of credit, and Long-term debt for financing charges associated with the term loan in the accompanying Consolidated Balance Sheets.
Maturities of long-term debt as of December 29, 2024 are as follows (in thousands):

2025	$—
2026	—
2027	189,470
2028	—
Thereafter	—
$189,470
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
As of December 29, 2024, the Company had outstanding borrowings under the Credit Facility of $181.6 million, including $20.0 million drawn on its revolving line of credit. As of December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $182.6 million, with no amounts drawn on its revolving line of credit. In addition, the Company had amounts issued under letters of credit of $8.5 million and $7.7 million as of December 29, 2024 and December 31, 2023, respectively.
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
On August 21, 2024, the Company entered into the second amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, provides certain relief from the financial covenant by increasing the required maximum net total leverage ratio beginning in the third quarter of 2024 through the end of the third quarter of 2025; increases the aggregate revolving commitments by $15.0 million to $40.0 million through the end of the third quarter of 2025; removes the variable pricing grid and increases the applicable margin on all term loans and revolving loans that are SOFR-based loans to 7.50% per annum and that are ABR-based loans to 6.50% per annum; and adds certain additional reporting requirements.
On November 4, 2024, the Company entered into the third amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment extended the provisions of the Second Amendment through the end of the first fiscal quarter of 2026.
In conjunction with the execution of the Second Amendment and Third Amendment (collectively the "2024 Amendments"), the Company paid certain customary amendment fees to the lenders under the Credit Facility totaling approximately $4.5 million. The Company performed an analysis of the 2024 Amendments under ASC Topic 470, Debt, and determined that debt modification accounting was appropriate for our term loan and revolving line of credit due to the change in total capacity and the increase in applicable margin interest rates under the new amendments. As a result, the Company capitalized $4.3 million of the amendment fees as deferred loan fees which will be amortized over the remaining term of the Credit Facility and expensed the remaining $0.2 million of fees.
The summary descriptions of the Credit Agreement, the Security Agreement, the First Amendment, the Second Amendment and the Third Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which are listed as exhibits to this Annual Report on Form 10-K.
During fiscal 2022, the Company expensed approximately $1.7 million of deferred financing charges related to the extinguishment of the Prior Credit Agreement on March 4, 2022. These charges were recorded to interest expense, net and other on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 25, 2022.
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

The following tables present the Company's assets measured at fair value on a recurring basis as of December 29, 2024 and December 31, 2023 (in thousands):

	December 29, 2024	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$1,821	$1,821	$—	$—
Total assets measured at fair value	$1,821	$1,821	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$2,079	$2,079	$—	$—
Total assets measured at fair value	$2,079	$2,079	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and intangible assets. These assets are measured at fair value if determined to be impaired.
During fiscal 2024, 2023, and 2022, the Company measured non-financial assets for impairment using continuing and projected future cash flows, as discussed in Note 4. Impairment and Other Charges (Gains), net, which were based on significant inputs not observable in the market and thus represented a Level 3 fair value measurement.
Based on our fiscal 2024, 2023, and 2022 impairment analyses, we impaired long-lived assets at 58, 19 and 46 locations with carrying values of $71.3 million, $36.5 million, and $80.4 million, respectively. We determined the fair value of these long-lived assets in fiscal 2024, 2023, and 2022 to be $39.4 million, $27.4 million and $42.4 million, respectively, based on Level 3 fair value measurements.
Liquor licenses with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If the carrying amount is not recoverable, we record an impairment charge for the excess of the carrying amount over the fair value. We determine fair value based on quoted prices in the active market for the license in the same or similar jurisdictions, representing a Level 1 fair value measurement. During the fourth quarter of fiscal 2024, the Company performed its annual review of its indefinite lived liquor licenses that had a carrying value of $5.2 million, and recorded impairment charges of $1.1 million to indefinite-lived intangibles in fiscal 2024. Impairment charges of $0.2 million were recorded to liquor licenses with indefinite lives in fiscal 2023 and $0.5 million impairment charges were recorded in fiscal 2022.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying consolidated balance sheets. As of December 29, 2024, the fair value of the Credit Facility was approximately $186.6 million and the principal amount carrying value was $189.5 million. The Credit Facility term loan is reported net of $7.8 million in unamortized discount and debt issuance costs in the consolidated balance sheet as of December 29, 2024. The carrying value approximated the fair value of the Credit Facility as of December 31, 2023, as the interest rate on the instrument approximated current market rates. The interest rate on the Credit Facility represents a Level 2 fair value input.

10. Leases
The Company's finance and operating lease assets and liabilities as of December 29, 2024 and December 31, 2023 as follows (in thousands):

December 29, 2024	Finance(1)	Operating(2)
Lease assets, net	$5,328	$331,617

Current portion of lease obligations	1,019	50,083
Long-term portion of lease obligations	6,746	345,635
Total	$7,765	$395,718

December 31, 2023	Finance(1)	Operating(2)
Lease assets, net	$6,264	$361,609

Current portion of lease obligations	939	43,819
Long-term portion of lease obligations	7,745	383,439
Total	$8,684	$427,258
(1) Finance lease assets and obligations are included in Other assets, net, Accrued liabilities and other current liabilities, and Other non-current liabilities on our December 29, 2024 and December 31, 2023 Consolidated Balance Sheets.
(2) Operating lease assets and obligations are included in Operating lease assets, net, Current portion of operating lease liabilities, and Long-term portion of operating lease liabilities on our December 29, 2024 and December 31, 2023 Consolidated Balance Sheets.
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Operating lease cost	$75,059	$72,346	$69,879
Finance lease cost:
Amortization of right of use assets(1)	936	985	1,121
Interest on lease liabilities (2)	438	520	583
Total finance lease cost	$1,374	$1,505	$1,704
Variable lease cost	19,077	19,806	18,965
Total lease costs	$95,510	$93,657	$90,548
(1) Amortization of finance lease right of use assets is recorded to depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Loss.
(2) Interest on finance lease liabilities is recorded to interest expense in our Consolidated Statements of Operations and Comprehensive Loss.
Maturities of our lease liabilities as of December 29, 2024 were as follows (in thousands):

	Finance Leases	Operating Leases
2025	$1,432	$82,159
2026	1,410	77,652
2027	1,340	70,464
2028	1,111	62,740
2029	957	53,390
Thereafter	3,175	224,303
Total future lease liability	$9,425	$570,708
Less imputed interest	1,660	174,990
Present value of lease liability	$7,765	$395,718

Supplemental cash flow information in thousands (except other information) related to leases is as follows:

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Cash flows from operating activities
Cash paid related to lease liabilities
Operating leases	$83,043	$80,469	$85,400
Finance leases	438	520	583
Cash flows from financing activities
Cash paid related to lease liabilities
Finance leases	923	898	1,292
Cash paid for amounts included in the measurement of lease liabilities	$84,404	$81,887	$87,275

Right of use assets obtained in exchange for operating lease obligations	$26,089	$53,915	$13,848
Right of use assets obtained in exchange for finance lease obligations	$—	$81	$1,139

Other information related to operating leases as follows:
Weighted average remaining lease term	8.25	8.68	9.04
Weighted average discount rate	8.62%	8.15%	7.25%

Other information related to financing leases as follows:
Weighted average remaining lease term	8.47	9.34	10.27
Weighted average discount rate	4.85%	4.87%	4.88%
11. Income Taxes
Loss before income taxes includes the following components for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 (in thousands):

	2024	2023	2022
U.S.	$(77,641)	$(20,894)	$(77,976)
Foreign	10	(24)	(160)
Loss before income taxes	$(77,631)	$(20,918)	$(78,136)
Income tax expense (benefit) for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 consist of the following (in thousands):

	2024	2023	2022
Current:
Federal	$(37)	$37	$374
State	(53)	273	373
Foreign	—	—	—
Total current income tax expense (benefit)	$(90)	$310	$747
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense (benefit)	—	—	—
Income tax expense (benefit), net	$(90)	$310	$747

The reconciliation between the income tax expense (benefit) and the amount of income tax computed by applying the U.S. federal statutory rate to loss before income taxes as shown in the accompanying Consolidated Statements of Operations and Comprehensive Loss for fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 is as follows:

	2024	2023	2022
Tax provision at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes	3.8	4.2	4.0
Valuation allowance on deferred income tax assets	(25.6)	(22.3)	(24.2)
Excess stock options	(0.8)	(3.3)	(1.1)
Other	1.7	(1.1)	(0.7)
Effective tax rate	0.1%	(1.5)%	(1.0)%
The Company's federal and state deferred taxes at December 29, 2024 and December 31, 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Leasing transactions	$104,831	$113,963
General business and other tax credits	41,009	40,441
Net operating loss carryover	50,688	44,131
Accrued compensation and related costs	4,810	5,361
Goodwill	7,250	7,244
Stock-based compensation	6,423	6,333
Advanced payments	—	628
Interest expense	15,938	11,345
Property & Equipment	8,318	—
Other non-current deferred tax assets	1,594	2,478
Subtotal	240,861	231,924
Valuation allowance	(136,595)	(119,861)
Total	$104,266	$112,063

Deferred tax liabilities:
Leasing transactions	$(89,804)	$(97,386)
Property and equipment	—	(1,242)
Supplies inventory	(4,349)	(4,415)
Prepaid expenses	(1,862)	(1,472)
Advanced Payments	(364)	—
Other non-current deferred tax liabilities	(7,887)	(7,548)
Total	$(104,266)	$(112,063)

Net deferred tax asset	$—	$—
The Company had net operating loss carryforwards for tax purposes of $50.7 million as of December 29, 2024. This is comprised of approximately $22.7 million of federal net operating loss carryovers, approximately $19.3 million of state net operating loss carryovers, and approximately $8.7 million of foreign net operating loss carryovers. The federal net operating loss has an indefinite carryforward period, the state net operating loss carryovers expire at various dates between 2025 and 2044, and the foreign net operating loss carryovers expire at various dates between 2035 and 2042.
As of December 29, 2024, the Company had a deferred tax asset of $39.8 million related to federal tax credits, which expire at various dates between 2037 and 2041. The Company also had a deferred tax asset of $1.2 million related to state tax credits which expire in 2025.
The Company establishes a valuation allowance to reduce the carrying amount of deferred income tax assets when it is more likely than not that it will not realize some portion or all the tax benefit of its deferred income tax assets. The realization of deferred tax assets depends on the generation of future taxable income during the periods in which the temporary differences become deductible. In making this determination, the Company considers all available positive and negative evidence including historical operating losses, the reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies. In 2020, management determined that a full valuation allowance was required and has recorded a full valuation allowance as of December 29, 2024 and at December 31, 2023.
Based on the Company's evaluation of its deferred tax assets, a valuation allowance of approximately $136.6 million has been recorded against the deferred tax asset for federal and state tax credits, federal and state deferred tax assets, all net operating loss carry forwards and the deferred taxes of our foreign subsidiary.
The following table summarizes the Company's unrecognized tax benefits at December 29, 2024, December 31, 2023, and December 25, 2022 (in thousands):

	2024	2023	2022
Beginning of year	$185	$185	$32
Increase due to current year tax positions	—	—	177
Due to decrease to a position taken in a prior year	—	—	—
Settlements	—	—	—
Reductions related to lapses in the statute of limitations	(134)	—	(24)
End of year	$51	$185	$185
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.1 million. The Company does not anticipate significant changes in the aggregate amount of unrecognized tax benefits within the next 12 months, other than nominal tax settlements. The Company expects the unrecognized tax benefits to reduce to zero during 2025.
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
In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies, certain of which are covered by insurance policies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of pending or threatened matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As of December 29, 2024, we had reserves of $4.4 million for loss contingencies included within Accrued liabilities and other on our Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. We recorded estimated loss contingency reserves of approximately $1.0 million for the year ended December 29, 2024 related to ongoing litigation matters. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of December 29, 2024, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverages and other supplies to our restaurants, for an aggregate of $142.1 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

13. Stockholders' Deficit
On December 3, 2024 the Company entered into an Equity Purchase Agreement with JCP Investment Management, LLC and certain of its affiliates (collectively, “JCP”) and Jumana Capital, LLC and certain of its affiliates (collectively, “Jumana,” and together with the JCP Parties, the “Investor Parties”), pursuant to which the Investor Parties purchased an aggregate of 1,600,909 shares of Common Stock, at a purchase price of $5.19 per share, resulting in $8.3 million in gross proceeds.
On August 9, 2018, the Company's Board of Directors authorized an increase to the Company's share repurchase program of approximately $21 million to a total of $75 million of the Company's common stock. The increased share repurchase authorization became effective on August 9, 2018 and will terminate upon completing repurchases of $75 million of common stock unless otherwise terminated by the board. Purchases under the repurchase program may be made in open market or privately negotiated transactions. Purchases may be made from time to time at the Company's discretion, and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the Company may suspend or discontinue the repurchase program at any time. In fiscal 2024, the Company did not repurchase any shares under its share repurchase program. From the date of the current program approval through December 29, 2024, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16.5 million. Accordingly, as of December 29, 2024, we had $58.5 million of availability under the current share repurchase program.
14. Stock Incentive Plans
In May 2024, the Company's stockholders approved the 2024 Performance Incentive Plan (the "2024 Stock Plan"). Following the date of approval, all grants are made under the 2024 Stock Plan and no new awards may be granted under the Second Amended and Restated 2017 Performance Incentive Plan (the "2017 Stock Plan"). The 2024 Stock Plan authorizes the issuance of stock options, stock appreciation rights (SARs), and other forms of awards granted or denominated in the Company common stock or unit of the Company's common stock, as well as cash performance awards pursuant to the plan. Persons eligible to receive awards under the 2024 Stock Plan include officers, employees, directors, consultants, and other service providers or any affiliate of the Company. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards granted under the 2024 Stock Plan is 2,072,163 shares.
Vesting of the awards under the 2024 Stock Plan is determined at the date of grant by the plan administrator. Each award granted under the 2024 Stock Plan and the 2017 Stock Plan may become exercisable and/or payable, as applicable, upon a change in control event described in the applicable Stock Plan. Each award expires on such date as shall be determined at the date of grant; however, the maximum term of options, SARs, and other rights to acquire common stock under the plan is ten years after the initial date of the award, subject to provisions for further deferred payment in certain circumstances. Vesting of awards under these plans were generally time based over a period of one year to four years. As of December 29, 2024, 70,235 and 1,162,500 options and awards to acquire the Company's common stock remained outstanding under the 2007 Stock Plan and the 2017 Stock Plan, respectively; all remaining options and awards are outstanding under the 2024 Stock Plan.
Stock-based compensation costs recognized in fiscal 2024, 2023, and 2022 were $6.9 million, $6.8 million, and $6.3 million with related income tax benefits of $0.5 million, $0.8 million, and $0.6 million. The fiscal 2022 costs were comprised of $9.6 million stock-based compensation, partially offset by a $3.3 million reduction due to Executive Team forfeitures recorded in Impairment and other charges in the Consolidated Statements of Operations and Comprehensive Loss.
As of December 29, 2024, there was $9.3 million of unrecognized compensation cost, excluding estimated forfeitures. Unrecognized compensation costs are expected to be recognized over the weighted average remaining vesting period of approximately one year for the restricted stock units ("RSU") and 1.62 years for the performance stock units ("PSU"). There is no unrecognized compensation cost for stock options in the year ended December 29, 2024.

Stock Options
The tables below summarize the status of the Company's stock option plans (in thousands, except exercise price):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2023	117	$62.32
Granted	—	—
Forfeited/expired	(36)	63.63
Exercised	—	—
Outstanding, December 29, 2024	81	$61.75

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 29, 2024	81	$61.75	1.26	$—
Vested and expected to vest as of December 29, 2024(1)	81	$61.75	1.26	$—
Exercisable as of December 29, 2024	81	$61.75	1.26	$—
———————————————————
(1)    The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
The estimated fair value of each option granted is calculated using the Black-Scholes multiple option-pricing model, and expense is recognized straight line over the vesting period. No options were granted during fiscal 2024, 2023, or 2022.
Total intrinsic value of options exercised was $0, $213 thousand, and $4 thousand in fiscal 2024, 2023, and 2022, respectively.
Time-Based RSUs
During fiscal 2024, 2023, and 2022, the Company issued time-based restricted stock units ("RSUs") to certain participants as permitted under the 2017 Stock Plan and the 2024 Stock Plan. The RSUs granted to employees typically vest in equal installments over three to four years. For the Company's non-employee directors, under the 2024 Stock Plan, RSUs vest in full on the later of fifty weeks following the date of grant and the Company's next annual meeting of stockholders. Upon vesting, one share of the Company's common stock is issued for each RSU. The fair value of each RSU granted is equal to the market price of the Company's stock at the date of grant, and expense is recognized straight line over the vesting period.
The table below summarizes the status of the Company's time-based RSUs under the 2017 Stock Plan and 2024 Stock Plan (shares in thousands):

	Restricted Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 31, 2023	599	$12.75
Awarded	761	6.57
Forfeited	(63)	11.04
Vested	(260)	13.80
Outstanding, December 29, 2024(1)	1,037	$8.05
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding awards. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.

Performance Stock Units
During fiscal 2024, 2023, and 2022, the Company granted performance stock unit awards ("PSUs") to certain employees as permitted under the 2017 Stock Plan and the 2024 Stock Plan. Each PSU represents the right to receive one share of the Company's common stock on the payment date.
The PSU awards use a performance metric based on relative total stockholder return defined as increases in the Company's stock price during a performance period of three years as compared to the total stockholder return of a group of peer companies. Fair value of each PSU granted is determined by a Monte Carlo valuation model, and expense is recognized straight line over the performance period. PSUs remain unvested until the last day of the three-year performance period and are generally forfeited in the event of termination of employment of a grantee prior to the last day of the three-year performance period. If the relative total stockholder return target is not met, compensation cost for these PSUs is not reversed.
The table below summarizes the status of the Company's performance stock units under the 2017 Stock Plan and the 2024 Stock Plan (shares in thousands):

	Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 31, 2023	427	$23.38
Awarded	552	9.11
Forfeited	(43)	14.23
Vested	—	—
Outstanding, December 29, 2024(1)	936	$13.62
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding awards. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Inducement Grants
In prior years, the Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. The inducement grants were made in accordance with Nasdaq Listing Rule 5635(c)(4) and were not made under the 2017 Plan.
The inducement grants, which include PSU and RSU awards, are generally subject to substantially the same terms and conditions as grants that are made under the 2017 Plan and fair value is determined in the same manner as described for each grant type above.
The table below summarizes the status of the Company' inducement grants (shares in thousands):

	Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant-Date Fair Value (per share)	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding, December 31, 2023	125	$7.57	124	$6.13
Awarded	—	—	—	—
Forfeited	—	—	—	—
Vested	(63)	7.57	—	—
Outstanding, December 29, 2024(1)	62	$7.57	124	$6.13
(1) Awards expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding awards. The Company applies estimated forfeiture rates that are derived from our historical forfeitures of similar awards.
Long-Term Cash Incentive Plan
Beginning in 2020, the long-term cash incentive plan is based on relative total stockholder return defined as increases in the Company's stock price during a performance period of 3 years as compared to the total stockholder return of a group of peer companies. Compensation is recognized variably over the 3-year performance period based on a Monte Carlo valuation model. Beginning in 2017, the long-term cash incentive plan was based on operational metrics with three-year performance periods. Compensation expense for awards granted before 2020 is recognized variably over the performance period based on the plan-to-date performance achievement. All long-term cash incentive awards cliff vest after three years at the end of each performance cycle. In fiscal years 2024, 2023, and 2022, the Company recorded $(0.1) million, $(0.1) million, and $(0.4) million, respectively in compensation expense (benefit) to Selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss related to the 2017 long-term cash incentive plan. The amounts recorded in fiscal 2024 and fiscal 2023 include the reversal of the expense related to 2021 and 2020 grants for which performance targets were not met.
During fiscal 2024 and 2023, there were no long-term cash incentive plan payouts. At December 29, 2024 and December 31, 2023, a $0.3 million and $0.4 million long-term cash incentive plan liability was included in Accrued payroll and payroll-related liabilities on the consolidated balance sheets.
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
The Company recognized $0.3 million, $0.4 million, and $0.8 million in deferred compensation expense in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
As of December 29, 2024 and December 31, 2023, $1.7 million and $2.1 million of deferred compensation assets are included in Other assets, net, in the accompanying Consolidated Balance Sheets. As of December 29, 2024 and December 31, 2023, $0.1 million and $0.4 million of this deferred compensation is included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
As of December 29, 2024 and December 31, 2023, $1.7 million and $1.7 million of deferred compensation plan liabilities are included in Other non-current liabilities in the accompanying Consolidated Balance Sheets. As of December 29, 2024, and December 31, 2023, $0.1 million and $0.4 million of this deferred compensation is included in Accrued liabilities and other in the accompanying Consolidated Balance Sheets.
Employee Stock Purchase Plan
In July 2017, the Company adopted the Amended and Restated Employee Stock Purchase Plan (the "ESPP Plan"). The ESPP Plan authorized 100,000 shares of the Company's common stock for issuance. In May 2020, our Board of Directors authorized the issuance of an additional 150,000 shares of the Company's common stock under the ESPP Plan. In December 2022, our Board of Directors authorized, and at our 2023 Annual Meeting of Stockholders, our stockholders approved, the issuance of an additional 350,000 shares of the Company's common stock under the ESPP Plan increasing the shares authorized to be granted under the ESPP Plan to a total of 600,000 shares. Under the ESPP Plan, eligible Team Members may voluntarily contribute up to 15% of their salary, subject to limitations, to purchase common stock at a price equal to 85% of the fair market value of a share of the Company's common stock on the first day of each offering period or 85% of the fair market value of a share of the Company's common stock on the last day of each offering period, whichever amount is less. In general, all of the Company's officers and Team Members who have been employed by the Company for at least one year and who are regularly scheduled to work more than 20 hours per week are eligible to participate in this plan, which operates in the successive six months commencing on January 1 and July 1 of each fiscal year. During fiscal 2024, the Company issued a total of 42,592 shares under the ESPP Plan with 226,803 shares available for future issuance. During fiscal 2023, the Company issued a total of 136,190 shares under the ESPP Plan.
For fiscal 2024, in accordance with the guidance for accounting for stock compensation, the Company estimated the fair value of the awards granted pursuant to the stock purchase plan using the Black-Scholes multiple-option pricing model. The assumptions used in the model included risk-free interest rates from 5.03% to 3.98%, 0.5 year expected life, expected volatilities from 55.25% to 55.76%, and 0% dividend yield. The weighted average fair value per share at grant date was $0.93. For fiscal 2023, the assumptions used in the model included 5.46% risk-free interest rate, 0.5 year expected life, expected volatility of 55.25%, and 0% dividend yield. The weighted average fair value per share at grant date was $1.72. For fiscal 2022, the assumptions used in the model included 4.05% risk-free interest rate, 0.5 year expected life, expected volatility of 55.00%, and 0% dividend yield. The weighted average fair value per share at grant date was $0.99. The Company recognized $0.1 million of compensation expense related to this plan in fiscal 2024, $0.1 million in fiscal 2023, and $0.1 million in fiscal 2022.
Employee Defined Contribution Plan
The Company maintains a 401(k) Savings Plan ("401k Plan") which covers eligible Team Members who have satisfied the service requirements and reached 21 years of age. The 401k Plan, which qualifies under Section 401(k) of the Internal Revenue Code, allows Team Members to defer specified percentages of their compensation on a pre-tax basis. The Company may make matching contributions in an amount determined by the Board of Directors. In addition, the Company may contribute each period, at its discretion, an additional amount from profits. Employer matching contributions equal to 100% of the first 3% of compensation and 50% on the next 2% of compensation. The Company matches contributions when the employee contribution is made, and the employer matching contributions are not subject to a vesting schedule. The Company recognized matching contribution expense of $3.3 million in fiscal 2024, $3.0 million in fiscal 2023, and $2.9 million in fiscal 2022.
16. Acquisitions and Dispositions
As of December 29, 2024, the land and building assets at three owned restaurant locations were classified as held for sale. These long-lived assets have a total carrying amount of $4.3 million as of December 29, 2024, and are included in Assets held for sale in our consolidated balance sheets. We expect to close on the sale of these assets during the first quarter of fiscal 2025. As the fair value of these assets is greater than their carrying amounts as of December 29, 2024, there is no gain or loss to record in our consolidated statements of operations and comprehensive loss until the transaction is closed.
During fiscal 2023, the Company acquired certain assets and liabilities of five restaurants from one of its U.S. franchisees for cash consideration of $3.5 million. The Company acquired $2.6 million of property and equipment, net, $0.8 million of operating lease liabilities, net of operating lease assets, $0.3 million of other assets, net of liabilities, and $1.4 million of intangible assets, net.
17. Segment Reporting
In accordance with Segment Reporting, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company has one operating and one reportable segment: restaurants. We manage our business activities on a consolidated basis, as Red Robin restaurants all have similar customers, sell similar products, and have a similar process to sell those products. We primarily derive our revenue in the United States through the sale of food and beverage through its Company-owned locations as well as earn franchise fees from franchise restaurants. The accounting policies of the restaurant segment are the same as those described in Note 1. Description of Business and Summary of Significant Accounting Policies.
Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The Company measures segment profit using consolidated Net income (loss). The CODM uses consolidated Net income (loss), as reported on our Consolidated Statements of Operations and Comprehensive Loss, in deciding whether to reinvest excess cash flow into the restaurant segment or into other parts of the Company. The CODM does not review assets in evaluating the results of the restaurant segment, and therefore, such information is not presented.
Financial information for the Company's reportable segment is as follows (in thousands):

	Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Revenues:
Restaurant revenue	$1,224,254	$1,274,294	$1,230,189
Franchise revenue	14,941	15,867	19,306
Other revenue	9,365	12,885	16,039
Total revenues	1,248,560	1,303,046	1,265,534
Costs and expenses:
Cost of sales	292,392	308,962	306,509
Labor	479,631	473,538	440,564
Other operating	216,242	224,999	224,704
Occupancy	103,359	102,761	98,868
General and administrative expenses	81,721	89,360	84,912
Selling	36,719	34,770	51,700
Other segment items(1)	33,848	(2,076)	39,529
Depreciation and amortization	57,729	66,190	76,245
Interest expense, net and other	24,550	25,460	20,639
Income tax expense (benefit)	(90)	310	747
Segment net income (loss)	$(77,541)	$(21,228)	$(78,883)
(1) Other segment items consists primarily of impairment and other charges (gains) and pre-opening costs.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2024. In making this assessment, the Company's management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management has concluded that, as of December 29, 2024, the Company's internal control over financial reporting is effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Red Robin Gourmet Burgers, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Red Robin Gourmet Burgers, Inc. and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
February 26, 2025

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
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2025 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2025 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2025 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2025 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the 2025 Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

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

(10.3)*
Form of Red Robin Gourmet Burgers, Inc. Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2017 Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on February 28, 2023.

(10.4)*
Form of Red Robin Gourmet Burgers, Inc. Amended and Restated 2007 Performance Incentive Plan Outside Director Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 21, 2010.

(10.5)*
Form of Red Robin Gourmet Burgers, Inc. Second Amended and Restated 2007 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 23, 2014.

(10.6)*	Red Robin Gourmet Burgers, Inc. Amended and Restated Employee Stock Purchase Plan as amended. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 3, 2023.
(10.7)*
Red Robin Gourmet Burgers, Inc. Deferred Compensation Plan as Amended and Restated on December 15, 2015. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on February 19, 2016.

(10.8)*
Form of Indemnification Agreement entered into by and between Red Robin Gourmet Burgers, Inc. and each of our directors and certain executive officers. Incorporated by reference to Exhibit 10.20 to Amendment No. 3 of our Registration Statement on Form S-1 filed on July 12, 2002 (Registration No. 333-87044).

(10.9)*	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 4, 2017.
(10.10)*
Form of Performance Stock Unit Award Agreement under the Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan. Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on February 27, 2018.

(10.11)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.12)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.13)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on February 25, 2020.

Exhibit Number	Description
(10.14)*
Form of Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan Nonqualified Stock Option Agreement. Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on February 25, 2020.

(10.15)
Cooperation Agreement, dated as of December 3, 2024, by and among Red Robin Gourmet Burgers, Inc., JCP Parties, and Jumana Parties. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 3, 2024.

(10.16)
Form of Equity Purchase Agreement, dated as of December 3, 2024, by and among Red Robin Gourmet Burgers, Inc., JCP Parties, and Jumana Parties. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 3, 2024.

(10.17)*	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (as Amended). Incorporated by reference to Appendix B to our Definitive Proxy Statement filed with the SEC on April 8, 2020.
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

(10.20)	Red Robin Gourmet Burgers, Inc. 2017 Performance Incentive Plan (As Amended). Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 5, 2021.
(10.21)
Credit Agreement, dated March 4, 2022, by and among Red Robin Gourmet Burgers, Inc. and Fortress Credit Corp., and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

(10.22)
Security Agreement, dated March 4, 2022, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 10, 2022.

(10.23)
Amendment No. 1, dated July 17, 2023, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 19, 2023.

(10.24)*
Offer Letter by and between Red Robin Gourmet Burgers, Inc. and G.J. Hart, dated July 13, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 14, 2022.

(10.25)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Todd Wilson, dated November 3, 2022. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2022.

(10.26)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Sarah Mussetter, dated October 28, 2022. Incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

(10.27)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Jyoti Lynch, dated April 3, 2023. Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the SEC on February 28, 2024.

(10.28)*
Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Kevin Mayer, dated April 20, 2023. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2023.

(10.29)*	Red Robin Gourmet Burgers, Inc. Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K filed on August 29, 2023.
10.30*	Employment Agreement, by and between Red Robin Gourmet Burgers, Inc. and Meghan Spuler, dated November 25, 2023.
(10.31)*	Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement filed on April 4, 2024.
(10.32)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Performance Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

(10.33)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

(10.34)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Cash Performance Award Agreement. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

Exhibit Number	Description
(10.35)*
Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Nonemployee Director Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on August 22, 2024.

(10.36)
Amendment No. 2, dated August 21, 2024, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on form 10-Q filed with the SEC on August 22, 2024.

(10.37)
Amendment No. 3, dated November 4, 2024, by and among Red Robin Gourmet Burgers, Inc., Red Robin International, Inc., Fortress Credit Corp., and the lenders party thereto, to Credit Agreement dated March 4, 2022. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024.

19	Insider Trading Policy.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
(97.1)	Red Robin Gourmet Burgers, Inc. Clawback Policy. Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 28, 2024.
101
The following financial information from the Annual Report on Form 10-K of Red Robin Gourmet Burgers, Inc. for the year ended December 29, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 29, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the years ended December 29, 2024, December 31, 2023, and December 25, 2022; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 29, 2024, December 31, 2023, and December 25, 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2024, December 31, 2023, and December 25, 2022; and (v) the Notes to Consolidated Financial Statements.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
February 26, 2025	By:	/s/ G. J. HART
(Date)		G. J. Hart (Chief Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. J. HART	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2025
G. J. Hart

/s/ TODD WILSON	Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Todd Wilson

/s/ ROBYN ARNELL BRENDEN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Robyn Arnell Brenden

/s/ DAVID A. PACE	Chairman of the Board	February 26, 2025
David A. Pace

/s/ ANTHONY ACKIL	Director	February 26, 2025
Anthony Ackil

/s/ TOM CONFORTI	Director	February 26, 2025
Tom Conforti

/s/ STEVEN K. LUMPKIN	Director	February 26, 2025
Steven K. Lumpkin

/s/ CHRISTOPHER R. MARTIN	Director	February 26, 2025
Christopher R. Martin

/s/ ALLISON PAGE	Director	February 26, 2025
Allison Page

/s/ JAMES C. PAPPAS	Director	February 26, 2025
James C. Pappas

/s/ NICOLE M. REGAN	Director	February 26, 2025
Nicole M. Regan

/s/ ANDDRIA VARNADO	Director	February 26, 2025
Anddria Varnado