Form 10-Q
period 2025-04-20
RED ROBIN GOURMET BURGERS INC
filed 2025-05-29
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2025

or

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

As of May 27, 2025, there were 17,735,916 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	April 20, 2025	December 29, 2024
Assets:
Current assets:
Cash and cash equivalents	$24,150	$30,651
Accounts receivable, net	13,100	19,688
Inventories	27,016	26,737
Prepaid expenses and other current assets	12,797	13,608
Restricted cash	9,140	8,750
Total current assets	86,203	99,434
Property and equipment, net	178,147	181,224
Operating lease assets, net	318,762	331,617
Intangible assets, net	10,454	11,064
Assets held for sale	—	4,313
Other assets, net	12,663	13,662
Total assets	$606,229	$641,314
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$32,976	$29,783
Accrued payroll and payroll-related liabilities	38,783	39,672
Unearned revenue	18,264	27,083
Current portion of operating lease liabilities	51,620	50,083
Accrued liabilities and other	43,899	42,931
Total current liabilities	185,542	189,552
Long-term debt	164,831	181,641
Long-term portion of operating lease liabilities	327,850	345,635
Other non-current liabilities	8,418	8,755
Total liabilities	686,641	725,583
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity (deficit):
Common stock; $0.001 par value: 45,000 shares authorized; 22,050 shares issued; 17,738 and 17,403 shares outstanding as of April 20, 2025 and December 29, 2024	22	22
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of April 20, 2025 and December 29, 2024	—	—
Treasury stock 4,312 and 4,647 shares, at cost, as of April 20, 2025 and December 29, 2024	(152,944)	(164,937)
Paid-in capital	224,280	233,667
Accumulated other comprehensive loss, net of tax	(60)	(62)
Accumulated deficit	(151,710)	(152,959)
Total stockholders' equity (deficit)	(80,412)	(84,269)
Total liabilities and stockholders' equity (deficit)	$606,229	$641,314
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Sixteen Weeks Ended
(in thousands, except for per share amounts)	April 20, 2025	April 21, 2024
Revenues:
Restaurant revenue	$385,809	$378,568
Franchise revenue	4,489	5,341
Other revenue	2,053	4,632
Total revenues	392,351	388,541
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	88,028	90,209
Labor	143,058	148,958
Other operating	67,532	66,490
Occupancy	32,197	31,428
Depreciation and amortization	15,434	18,154
General and administrative (includes $2,589 and $1,190 of stock-based compensation)	26,989	25,842
Selling	9,376	13,547
Other charges (gains), net (includes $(225) and $33 of stock-based compensation)	676	(3,976)
Total costs and expenses	383,290	390,652

Income (loss) from operations	9,061	(2,111)
Other expense (income):
Interest expense	8,066	7,480
Interest (income) and other, net	(251)	(312)
Income (loss) before income taxes	1,246	(9,279)
Income tax provision (benefit)	(3)	181
Net income (loss)	$1,249	$(9,460)
Net income (loss) per share:
Basic	$0.07	$(0.61)
Diluted	$0.07	$(0.61)
Weighted average shares outstanding:
Basic	17,546	15,554
Diluted	18,302	15,554

Other comprehensive income (loss):
Foreign currency translation adjustment	$2	$(18)
Other comprehensive income (loss), net of tax	2	(18)
Total comprehensive income (loss)	$1,251	$(9,478)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2024	22,050	$22	4,647	$(164,937)	$233,667	$(62)	$(152,959)	$(84,269)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(335)	11,993	(11,752)	—	—	241
Non-cash stock compensation	—	—	—	—	2,365	—	—	2,365
Net income (loss)	—	—	—	—	—	—	1,249	1,249
Other comprehensive income (loss), net of tax	—	—	—	—	—	2	—	2
Balance, April 20, 2025	22,050	$22	4,312	$(152,944)	$224,280	$(60)	$(151,710)	$(80,412)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2023	20,449	$20	4,921	$(174,702)	$229,680	$(22)	$(75,418)	$(20,442)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(84)	3,011	(3,382)	—	—	(371)
Non-cash stock compensation	—	—	—	—	1,190	—	—	1,190
Net income (loss)	—	—	—	—	—	—	(9,460)	(9,460)
Other comprehensive loss, net of tax	—	—	—	—	—	(18)	—	(18)
Balance, April 21, 2024	20,449	$20	4,837	$(171,691)	$227,488	$(40)	$(84,878)	$(29,101)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Cash flows from operating activities:
Net income (loss)	$1,249	$(9,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,434	18,154
Non-cash other gains, net	(172)	(193)
Stock-based compensation expense	2,365	1,190
Gain on sale of property	(1,137)	(7,425)
Deferred financing costs and other, net	1,386	672
Changes in operating assets and liabilities:
Accounts receivable	6,588	7,641
Inventories	(518)	(383)
Prepaid expenses and other current assets	416	(195)
Operating lease assets, net of liabilities	(2,550)	3,024
Trade accounts payable and accrued liabilities	5,092	13,179
Unearned revenue	(8,820)	(11,394)
Other operating assets and liabilities, net	241	(1,076)
Net cash provided by operating activities	19,574	13,734
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(11,972)	(8,248)
Net proceeds from sale of property	5,593	23,393
Net cash provided by (used in) investing activities	(6,379)	15,145
Cash flows from financing activities:
Net (repayments) borrowings on revolving credit facility	(15,000)	—
Repayments on term loan	(2,770)	(21,232)
Repayments of finance lease obligations	(251)	(291)
Repayments of insurance premium financing	(1,528)	—
Proceeds (uses) from other financing activities, net	241	(371)
Net cash used in financing activities	(19,308)	(21,894)
Effect of exchange rate changes on cash	2	2
Net change in cash and cash equivalents, and restricted cash	(6,111)	6,987
Cash and cash equivalents, and restricted cash, beginning of period	39,401	31,565
Cash and cash equivalents, and restricted cash, end of period	$33,290	$38,552

Supplemental disclosure of cash flow information
Income taxes paid, net	$77	$146
Interest paid, net of amounts capitalized	$5,734	$5,708
Accrued purchases of property, equipment, and intangible assets	$2,461	$1,737
Right of use assets obtained in exchange for operating lease obligations	$3,561	$15,951
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of April 20, 2025, the Company owned and operated 401 restaurants located in 39 states. The Company also had 90 franchised full-service restaurants in 13 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
The accompanying Condensed Consolidated Financial Statements of Red Robin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual Consolidated Financial Statements on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of December 29, 2024 has been derived from the audited Consolidated Financial Statements as of that date but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Condensed Consolidated Financial Statements in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 26, 2025.
Our current, prior, and upcoming fiscal year periods, period end dates, and number of weeks included in the periods are summarized in the table below:

Periods	Period End Date	Number of Weeks in Period
Current, Prior and Upcoming Fiscal Quarters:
First Quarter 2025	April 20, 2025	16
First Quarter 2024	April 21, 2024	16
Second Quarter 2025	July 13, 2025	12
Second Quarter 2024	July 14, 2024	12
Third Quarter 2025	October 5, 2025	12
Third Quarter 2024	October 6, 2024	12
Current and Prior Fiscal Years:
Fiscal Year 2025	December 28, 2025	52
Fiscal Year 2024	December 29, 2024	52
Upcoming fiscal year:
Fiscal Year 2026	December 27, 2026	52

Reclassifications
Certain amounts presented have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s consolidated results. We made adjustments to the Condensed Consolidated Statements of Cash Flows to net borrowings with repayments on revolving credit facilities, to reclassify gift card breakage within unearned revenue, and to include income tax receivable within accounts receivable. Beginning in the current reporting period, we have revised the presentation of operating expenses in the Condensed Consolidated Statements of Operations to separately disclose Selling expenses and General and administrative expenses. Previously, these amounts were presented on a combined basis as Selling, general and administrative expenses.

Recently Issued and Recently Adopted Accounting Standards
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
In November 2023, FASB issued Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Management adopted this ASU beginning with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 26, 2025.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's Condensed Consolidated Financial Statements.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Restaurant revenue	$385,809	$378,568
Franchise revenue	4,489	5,341
Gift card breakage	1,705	4,162
Other revenue	348	470
Total revenues	$392,351	$388,541
Contract Liabilities
Components of Unearned revenue in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	April 20, 2025	December 29, 2024
Unearned gift card revenue	$14,660	$24,333
Unearned Royalty revenue	3,604	2,750
Unearned revenue	$18,264	$27,083
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Gift card revenue	$10,704	$12,629
We recognize Royalty revenue within Restaurant revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with Royalty is included in Unearned revenue in our Condensed Consolidated Balance Sheets.
Changes in our unearned revenue balance related to our Royalty program (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Unearned Royalty revenue, beginning balance	$2,750	$7,509
Revenue deferred	1,625	2,325
Revenue recognized	(771)	(1,802)
Unearned Royalty revenue, ending balance	$3,604	$8,032

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Operating lease cost	$23,020	$23,007
Finance lease cost:
Amortization of right of use assets	238	288
Interest on lease liabilities	127	137
Total finance lease cost	$365	$425
Variable lease cost	6,059	5,903
Total	$29,444	$29,335
See Note 5. Other Charges (Gains), net, for information regarding the sale-leaseback transaction completed during the fiscal quarter ended April 21, 2024.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for the sixteen week period ended April 21, 2024, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Basic weighted average shares outstanding	17,546	15,554
Dilutive effect of stock options and awards	756	—
Diluted weighted average shares outstanding	18,302	15,554

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	2,095	1,422
5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Gain on sale of restaurant property	$(1,137)	$(7,425)
Restaurant closure costs, net	210	175
Severance and executive transition (includes $(225) and $33 of stock-based compensation)	880	945
Litigation contingencies	12	420
Asset disposal and other, net	711	1,909
Other charges (gains), net	$676	(3,976)

Gain on Sale of Restaurant Property
During the first quarter of fiscal 2025, the Company sold three restaurant properties for total proceeds of $5.8 million that resulted in a gain, net of expenses of $1.1 million. The net proceeds are included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows and were used to pay down long-term debt.
During the first quarter of fiscal 2024, the Company sold ten restaurant properties for total proceeds of $23.9 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $7.4 million. The net proceeds are included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows.
Severance and Executive Transition
During the first quarter of fiscal 2025, the Company incurred severance and executive transition costs primarily related to the departure of certain executive officers, and costs associated with changes in leadership positions.
During the first quarter of fiscal 2024, the Company incurred severance and executive transition costs primarily related to a reduction in force of Team Members and costs associated with changes in leadership positions.
Asset Disposal and Other
Asset disposal and other primarily relates to the closure of a corporate office location, asset disposals, strategic projects and other non-recurring items.
6. Borrowings
Borrowings as of April 20, 2025 and December 29, 2024 are summarized below (in thousands):

	April 20, 2025	Variable Interest Rate	December 29, 2024	Variable Interest Rate
Revolving line of credit	$5,000	11.92%	$20,000	12.03%
Term loan	$166,702	12.06%	$169,470	12.21%
Total borrowings	171,702		189,470
Less: unamortized debt issuance costs and discounts	6,871		7,829
Long-term debt	$164,831		$181,641

Revolving line of credit unamortized deferred financing charges:	$1,119		$1,298
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
As of April 20, 2025, the Company had outstanding borrowings under the Credit Facility of $164.8 million, including $5.0 million drawn on its revolving line of credit. As of December 29, 2024, the Company had outstanding borrowings under the Credit Facility of $181.6 million, with $20.0 million drawn on its revolving line of credit. In addition, the Company had amounts issued under letters of credit of $8.8 million and $8.5 million as of April 20, 2025 and December 29, 2024, respectively.

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
The summary descriptions of the Credit Agreement, the Security Agreement, the First Amendment, the Second Amendment and the Third Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, each of which was filed February 26, 2025, as an exhibit to the Annual Report on Form 10-K.

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
The following tables present the Company's assets measured at fair value on a recurring basis (in thousands):

	April 20, 2025	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$1,739	$1,739	$—	$—
Total assets measured at fair value	$1,739	$1,739	$—	$—

	December 29, 2024	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$1,821	$1,821	$—	$—
Total assets measured at fair value	$1,821	$1,821	$—	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a nonrecurring basis include items such as property, plant and equipment, right of use assets, and other intangible assets. These assets are measured at fair value if determined to be impaired.
During 2025 and 2024, the Company measured non-financial assets for impairment using continuing and projected future cash flows, which were based on significant inputs not observable in the market and thus represented a level 3 fair value measurement.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of April 20, 2025, the fair value of the Credit Facility was approximately $177.7 million and the principal amount carrying value was $171.7 million. The Credit Facility term loan is reported net of $6.9 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of April 20, 2025. The carrying value of the Credit Facility was $189.5 million and the fair value of the Credit Facility was $186.6 million as of December 29, 2024. The interest rate on the Credit Facility represents a level 2 fair value input.

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
As of April 20, 2025, we had reserves of $3.8 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of pending or threatened matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of April 20, 2025, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverage and other supplies to our restaurants, for an aggregate of $131.8 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
9. Segment Reporting
In accordance with Segment Reporting, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
The Company has one operating and one reportable segment: restaurants. We manage our business activities on a consolidated basis, as Red Robin restaurants all have similar customers, sell similar products, and have a similar process to sell those products. We primarily derive our revenue in the United States through the sale of food and beverage through its Company-owned locations as well as earn royalties and fees from franchise restaurants. There have been no material changes to the accounting policies of the restaurant segment, which can be found in the filing of the 2024 Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The Company measures segment profit using consolidated Net income (loss). The CODM uses consolidated Net income (loss), as reported on our Condensed Consolidated Statements of Operations and Comprehensive Loss, in deciding whether to reinvest excess cash flow into the restaurant segment or into other parts of the Company. The CODM does not review assets in evaluating the results of the restaurant segment, and therefore, such information is not presented.
Financial information for the Company's reportable segment is as follows (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Revenues:
Restaurant revenue	$385,809	$378,568
Franchise revenue	4,489	5,341
Other revenue	2,053	4,632
Total revenues	392,351	388,541
Costs and expenses:
Cost of sales	88,028	90,209
Labor	143,058	148,958
Other operating	67,532	66,490
Occupancy	32,197	31,428
General and administrative expenses	26,989	25,842
Selling	9,376	13,547
Other segment items(1)	676	(3,976)
Depreciation and amortization	15,434	18,154
Interest expense, net and other	7,815	7,168
Income tax expense (benefit)	(3)	181
Segment net income (loss)	$1,249	$(9,460)
(1) Other segment items consists primarily of other charges (gains) and pre-opening costs.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. References to the first quarter of fiscal 2025 and fiscal 2024 refer to the sixteen weeks ended April 20, 2025 and April 21, 2024, respectively.
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 491 locations in North America. As of April 20, 2025, the Company owned 401 restaurants located in 39 states, and had 90 franchised restaurants in 13 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for the First Quarter of Fiscal 2025, Compared to the First Quarter of Fiscal 2024:
•Total revenues are $392.4 million, an increase of $3.8 million.
•Comparable restaurant revenue(1) increased 3.1%.
•Net income is $1.2 million, compared to a net loss of $9.5 million last year, a $10.7 million increase.
•Adjusted EBITDA(2) is $27.9 million compared to $13.4 million last year, a 108.2% increase.
•Completed sale of three owned properties during the first quarter for gross proceeds of $5.8 million.
•Repaid $17.8 million of debt.

(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated for 18 months as of the beginning of the period presented.
(2) See below for a reconciliation of adjusted EBITDA to Net income.
Business Trends
We are closely monitoring evolving macroeconomic conditions, including ongoing inflationary pressures and uncertainty stemming from proposed and enacted trade policies such as tariffs. Although a significant portion of our supply chain is domestically sourced, helping to mitigate some exposure, we recognize that changes to trade regulations and tariff implementations could lead to increased costs for certain commodities and materials. Additionally, the broader implications of tariff-driven price increases could influence consumer spending habits and negatively affect our business. At this time, we do not anticipate a material adverse impact to our financial performance for the remainder of fiscal year 2025; however, continued volatility in global trade and economic policy presents a risk to both profitability and future demand.
Key Performance Indicators
Restaurant Revenue, compared to the same quarter in the prior year, is presented in the table below:

(Dollars in millions)	Sixteen Weeks Ended
Restaurant Revenue for the period ended April 21, 2024	$378.6
Increase/(decrease) in comparable restaurant revenue	11.5
Decrease in non-comparable and closed restaurant revenue	(4.3)
Total increase/(decrease)	7.2
Restaurant Revenue for the period ended April 20, 2025	$385.8

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods presented:

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Company-owned:
Beginning of period	407	415
Opened during the period	—	—
Closed during the period	(6)	(2)
End of period	401	413
Franchised:
Beginning of period	91	92
Opened during the period	—	—
Closed during the period	(1)	—
End of period	90	92
Total number of restaurants	491	505

The following table presents total Company-owned and franchised restaurants by state or province as of April 20, 2025:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2
Alaska		3
Alabama	3
Arizona	18	1
California	56
Colorado	21
Connecticut	3
Delaware		4
Florida	16
Georgia	6
Iowa	5
Idaho	8
Illinois	17
Indiana	11
Kansas		5
Kentucky	3
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	4
Missouri	8	3
Montana		1
North Carolina	16
Nebraska	4
New Hampshire	3
New Jersey	11	1
New Mexico	3
Nevada	6
New York	14
Ohio	15	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	9
Texas	17	9
Utah	1	5
Virginia	18
Washington	36
Wisconsin	11

Province:
British Columbia		11
Total	401	90

Results of Operations
Operating results for each fiscal period presented below are expressed as a percentage of total revenues, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant revenue.
This information has been prepared on a basis consistent with our audited 2024 annual financial statements, and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our operating results may fluctuate significantly as a result of a variety of factors, and operating results for any period presented are not necessarily indicative of results for a full fiscal year.

	Sixteen Weeks Ended
(Dollars in thousands)	April 20, 2025	April 21, 2024
Revenues:
Restaurant revenue	98.4%	97.4%
Franchise revenue	1.1	1.4
Other revenue	0.5	1.2
Total revenues	100.0	100.0

Costs and expenses:
Restaurant operating costs (1) (excluding depreciation and amortization shown separately below):
Cost of sales	22.8	23.8
Labor	37.1	39.3
Other operating	17.5	17.6
Occupancy	8.3	8.3
Total restaurant operating costs	85.6	88.9
Depreciation and amortization	3.9	4.7
General and administrative	6.9	6.7
Selling	2.4	3.5
Other charges (gains), net	0.2	(1.0)
Income (loss) from operations	2.3	(0.5)

Other expense (income):
Interest expense	2.1	1.9
Interest (income) and other, net	(0.1)	(0.1)
Income (loss) before income taxes	0.3	(2.4)
Income tax provision (benefit)	—	—
Net income (loss)	0.3%	(2.4)%
(1)    Expressed as a percentage of restaurant revenue.

Revenues

	Sixteen Weeks Ended
(Dollars in thousands)	April 20, 2025	April 21, 2024	Percent Change
Restaurant revenue	$385,809	$378,568	1.9%
Franchise revenue	4,489	5,341	(16.0)%
Other revenue	2,053	4,632	(55.7)%
Total revenues	$392,351	$388,541	1.0%
Average weekly net sales volumes in Company-owned restaurants	$59,483	$57,139	4.1%
Total operating weeks	6,486	6,611	(1.9)%
Restaurant revenue, which is comprised primarily of food and beverage sales, increased $7.2 million, or 1.9%, in the first quarter of fiscal 2025, as compared to the comparable period of fiscal 2024. Comparable restaurant revenue increased $11.5 million, or 3.1%, partially offset by a $2.9 million decrease associated with the closure of 12 locations since the first fiscal quarter of 2024. The comparable restaurant revenue increase includes a 6.6% increase in average Guest check offset in part by a 3.5% decrease in Guest count. The increase in average Guest check resulted from a 6.8% increase in menu prices, partially offset by a 0.1% decrease from menu mix. The decrease in menu mix was primarily driven by growth in our catering business that contributes a lower average Guest check than our other channels.
Average weekly net sales volumes are calculated as the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Franchise revenue decreased by $0.9 million, or 16.0%, in the first quarter of fiscal 2025 compared to the same period of fiscal 2024, primarily due to a decrease in franchisee contributions for marketing programs. Franchise restaurants reported a decrease of 1.6% in comparable restaurant revenue in the first quarter of fiscal 2025 compared to the same period in fiscal 2024.
Other revenue decreased $2.6 million in the first quarter of fiscal 2025 compared to the same period of fiscal 2024. The decrease is primarily related to lower gift card breakage in the current period.
Cost of Sales

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2025	April 21, 2024	Percent Change
Cost of sales	$88,028	$90,209	(2.4)%
As a percent of restaurant revenue	22.8%	23.8%	(1.0)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume. Cost of sales as a percentage of restaurant revenue decreased 100 basis points for the first quarter of fiscal 2025 as compared to the comparable period in fiscal 2024. The decrease was primarily driven by menu price increases and vendor contributions to support our annual Partner recognition events which is recorded as a reduction to cost of sales, partially offset by an increase in commodity prices.

Labor

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2025	April 21, 2024	Percent Change
Labor	$143,058	$148,958	(4.0)%
As a percent of restaurant revenue	37.1%	39.3%	(2.2)%
Labor costs include restaurant level hourly wages and management salaries as well as related taxes and benefits. For the first quarter of fiscal 2025, labor as a percentage of restaurant revenue decreased 220 basis points compared to the same period in fiscal 2024. The decrease was primarily driven by ongoing efforts to reduce hourly labor costs, and reduced turnover.
Other Operating

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2025	April 21, 2024	Percent Change
Other operating	$67,532	$66,490	1.6%
As a percent of restaurant revenue	17.5%	17.6%	(0.1)%
Other operating costs include costs such as repair and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs. For the first quarter of fiscal 2025, other operating costs as a percentage of restaurant revenue decreased 10 basis points compared to the same period in fiscal 2024.
Occupancy

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2025	April 21, 2024	Percent Change
Occupancy	$32,197	$31,428	2.4%
As a percent of restaurant revenue	8.3%	8.3%	—%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs. Occupancy costs as a percentage of restaurant revenue was consistent for the first quarter of fiscal 2025 compared to the same period in fiscal 2024.
Depreciation and Amortization

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2025	April 21, 2024	Percent Change
Depreciation and amortization	$15,434	$18,154	(15.0)%
As a percent of total revenues	3.9%	4.7%	(0.8)%
Depreciation and amortization include depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses. For the first quarter of fiscal 2025, depreciation and amortization expense as a percentage of revenue decreased 80 basis points compared to the comparable period in 2024, primarily due to asset impairments, restaurant closures, and a sale-leaseback transaction reducing the depreciable asset base.

General and Administrative Expenses

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2025	April 21, 2024	Percent Change
General and administrative	$26,989	$25,842	4.4%
As a percent of total revenues	6.9%	6.7%	0.2%
General and administrative costs include all corporate and administrative functions. Components of this category include restaurant support center, regional, and franchise support salaries and benefits, travel, professional and consulting fees, corporate information systems, legal expenses, office rent, training, and Board of Directors' expenses.
General and administrative costs in the first quarter of fiscal 2025 were $27.0 million, an increase of $1.1 million compared to the comparable period in 2024. The increase is primarily related to higher costs associated with noncash stock-based compensation expense and other costs incurred for annual Partner recognition events. This increase is partially offset by a reduction in team member costs associated with lower headcount.
Selling Expenses

	Sixteen Weeks Ended
(In thousands, except percentages)	April 20, 2025	April 21, 2024	Percent Change
Selling	$9,376	$13,547	(30.8)%
As a percent of total revenues	2.4%	3.5%	(1.1)%
Selling costs are comprised of all marketing and advertising costs. Selling costs in the first quarter of fiscal 2025 were $9.4 million, a decrease of $4.2 million compared to the comparable period in 2024. The decrease was primarily driven by reduced paid media spend overlapping a marketing test last year.
Interest Expense
Interest expense for the first quarter of fiscal 2025 and fiscal 2024 was $8.1 million and $7.5 million, respectively. The $0.6 million increase was primarily due to an increase in the weighted average interest rate to 14.1% in the first quarter of fiscal 2025 compared to 13.2% in the first quarter of fiscal 2024. Average outstanding debt was $187.7 million and $187.0 million for the first quarter of fiscal 2025 and fiscal 2024, respectively.
Income Tax Provision (benefit)
Income tax benefit was $0.0 million in the first quarter of fiscal 2025, compared to an income tax provision of $0.2 million in the first quarter of fiscal 2024. Our effective tax rate was a 0.2% benefit in the first quarter of fiscal 2025 reflecting state income taxes. Our effective tax rate was a 2.0% provision in the first quarter of fiscal 2024, reflecting minimum state income taxes and state franchise taxes despite a pretax net loss position.

Non-GAAP Financial Measures
A reconciliation of Restaurant revenue to restaurant level operating profit is detailed in the table below:

	Sixteen Weeks Ended
(Dollars in millions)	April 20, 2025	April 21, 2024	Increase/ (Decrease)
Restaurant revenue	$385.8	$378.6	1.9%
Restaurant operating costs:
Cost of sales	88.0	90.2	(2.4)%
Labor	143.1	149.0	(4.0)%
Other operating	67.5	66.5	1.5%
Occupancy	32.2	31.4	2.5%
Total restaurant operating costs	$330.8	$337.1	(1.9)%

Restaurant level operating profit(1)	$55.0	$41.5	32.5%
(1) Restaurant level operating profit is a non-GAAP measure. See below for a reconciliation of restaurant level operating profit to Income from Operations and Income from Operations as a percentage of total revenues.

	Sixteen Weeks Ended
(Dollars in millions)	April 20, 2025	April 21, 2024	Increase/(Decrease)
Restaurant revenue	$385.8	$378.6	1.9%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	22.8%	23.8%	(100)
Labor	37.1	39.3	(220)
Other operating	17.5	17.6	(10)
Occupancy	8.3	8.3	—
Total restaurant operating costs	85.6%	88.9%	(330)

Restaurant level operating profit	14.3%	11.0%	330
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes net income (loss), income (loss) per diluted share, and adjusted income (loss) per diluted share for the periods presented:

	Sixteen Weeks Ended
(in thousands, except per share amounts)	April 20, 2025	April 21, 2024
Net income (loss) as reported	$1,249	$(9,460)

Income (loss) per share - diluted:
Net Income (loss) as reported	$0.07	$(0.61)
Stock-based compensation expense	0.14	0.08
Other charges (gains), net:
Restaurant closure costs, net	0.01	0.01
Gain on sale of restaurant property	(0.06)	(0.48)
Severance and executive transition	0.05	0.06
Litigation contingencies	—	0.03
Asset disposal and other, net	0.03	0.13
Income tax effect	(0.05)	0.05
Adjusted income (loss) per share - diluted(1)	$0.19	$(0.73)

Weighted average shares outstanding:
Basic	17,546	15,554
Diluted	18,302	15,554
(1) Beginning in the fiscal first quarter of 2025, the Company revised its definition of Adjusted Net income (loss) to exclude noncash stock-based compensation expense. The Company believes this change provides investors with a better understanding of our financial performance from period to period. Previously reported results have been revised to reflect the new presentation.

The following table summarizes net income (loss), EBITDA, and adjusted EBITDA for the periods presented:

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Net income (loss) as reported	$1,249	$(9,460)
Interest expense, net	7,964	7,313
Income tax provision (benefit)	(3)	181
Depreciation and amortization	15,434	18,154
EBITDA	24,644	16,188

Stock-based compensation expense	2,589	1,190
Other charges (gains), net:
Gain on sale of restaurant property	(1,137)	(7,425)
Restaurant closure costs, net	210	175
Severance and executive transition	880	945
Litigation contingencies	12	420
Asset disposal and other, net	711	1,909
Adjusted EBITDA(1)	$27,909	$13,402
(1) Beginning in the fiscal first quarter of 2025, the Company revised its definition of Adjusted EBITDA to exclude noncash stock-based compensation expense. The Company believes this change provides investors with a better understanding of our financial performance from period to period. Previously reported results have been revised to reflect the new presentation.
We define EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA and Adjusted income (loss) per share-diluted are supplemental measures of our performance that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures give the reader additional insight into the ongoing operational results of the Company, and are intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted EBITDA, Adjusted net income (loss) and Adjusted net income (loss) per share-diluted exclude the impact of non-operating or nonrecurring items including changes in estimates, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains (losses) on restaurant sales, severance and executive transition costs, stock-based compensation expense and other non-recurring, non-cash or discrete items; net of income tax impacts. Other companies may define these non-GAAP measures differently, and as a result may not be directly comparable to those of other companies. Adjusted income (loss) per share-diluted and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Income (Loss) from Operations and Restaurant Level Operating Profit for the periods presented (dollars in thousands):

	Sixteen Weeks Ended
	April 20, 2025		April 21, 2024
Income (loss) from operations	$9,061	2.3%	$(2,111)	(0.5)%

Less:
Franchise revenue	4,489	1.1%	5,341	1.4%
Other revenue	2,053	0.5%	4,632	1.2%

Add:
Other charges (gains), net	676	0.2	(3,976)	(1.0)
General and administrative expenses	26,989	6.9	25,842	6.7
Selling	9,376	2.4	13,547	3.5
Depreciation and amortization	15,434	3.9	18,154	4.7
Restaurant level operating profit	$54,994	14.3%	$41,483	11.0%

Income (loss) from operations as a percentage of total revenues	2.3%		(0.5)%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	14.3%		11.0%
The Company believes restaurant level operating profit is an important measure for management and investors because it is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant level operating efficiency and performance. The Company defines restaurant level operating profit to be income from operations less franchise revenue and other revenue, plus other charges (gains), net, pre-opening costs, selling costs, general and administrative expenses, and depreciation and amortization. The measure includes restaurant level occupancy costs that include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance, and other property costs, but excludes depreciation and amortization expense, substantially all of which is related to restaurant level assets, because such expenses represent historical sunk costs which do not reflect current cash outlay for the restaurants. The measure also excludes costs associated with selling, general and administrative functions, and pre-opening costs, as well as other charges (gains), net because these costs are non-operating or nonrecurring and therefore not related to the ongoing operations of its restaurants. Restaurant level operating profit is not a measurement determined in accordance with GAAP and should not be considered in isolation, or as an alternative, to income (loss) from operations as an indicator of financial performance. Restaurant level operating profit as presented may not be comparable to other similarly titled measures of other companies in the Company's industry.

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our revolving Credit Facility. Cash and cash equivalents, and restricted cash decreased $6.1 million to $33.3 million as of April 20, 2025, from $39.4 million at the beginning of the fiscal year. As of April 20, 2025, the Company had approximately $59.2 million in liquidity, including cash and cash equivalents and $35.0 million available borrowing capacity under our Credit Facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Net cash provided by operating activities	$19,574	$13,734
Net cash provided by (used in) investing activities	(6,379)	15,145
Net cash used in financing activities	(19,308)	(21,894)
Effect of exchange rate changes on cash	2	2
Net change in cash and cash equivalents, and restricted cash	$(6,111)	$6,987
Operating Cash Flows
Net cash flows provided by operating activities increased $5.8 million to $19.6 million for the first quarter of fiscal 2025 compared to $13.7 million for the comparable period in fiscal 2024. The increase in net cash provided by operating activities is primarily attributable to the increase in restaurant level profitability.
Investing Cash Flows
Net cash flows used in investing activities was $6.4 million for the first quarter of fiscal 2025, as compared to net cash flows provided by investing activities of $15.1 million for the comparable period in fiscal 2024. The $21.5 million decrease in cash flows from investing activities is primarily due to an increase in capital expenditures, coupled with lower proceeds from the sale of restaurant locations in the current year period as compared to the prior year period.
The following table lists the components of our capital expenditures for the periods presented (in thousands):

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
Restaurant improvement capital and other	$6,146	$4,892
Technology, infrastructure, and other	5,826	3,356
Total capital expenditures	$11,972	$8,248
Financing Cash Flows
Net cash flows used in financing activities decreased to $19.3 million for the first quarter of fiscal 2025, as compared to $21.9 million for the comparable period in fiscal 2024. Cash flows used in financing activities in the first quarter of fiscal 2025 primarily relate to the paydown of debt with cash flow from operations and net proceeds from the sale of three restaurant locations. Cash flows used in financing activities in the comparable period in fiscal 2024 primarily relate to the net paydown of debt with the net proceeds from the sale-leaseback transaction.
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

On August 21, 2024, the Company entered into the second amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, provides certain relief from the financial covenant by increasing the required maximum net total leverage ratio beginning in the third quarter of 2024 through the third quarter of 2025, increases the aggregate revolving commitments by $15.0 million to $40.0 million through the third quarter of 2025, removes the variable pricing grid and increases the applicable margin on all term loans and revolving loans that are SOFR-based loans to 7.50% per annum and that are ABR-based loans to 6.50% per annum, and adds additional reporting requirements.
On November 4, 2024, the Company entered into the third amendment to our Credit Agreement (the "Third Amendment") which extends the provisions of the Second Amendment through the end of the first fiscal quarter of 2026.
As of April 20, 2025, the Company had outstanding borrowings under the Credit Facility of $164.8 million, net of $6.9 million of unamortized deferred financing charges and discounts, none of which was classified as current. As of April 20, 2025, the Company had $35.0 million of available borrowing capacity under its Credit Facility and $8.8 million of letters of credit issued against cash collateral. The Company's cash collateral is reported in Restricted cash on our Condensed Consolidated Balance Sheets.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a net total leverage ratio covenant. As of April 20, 2025, we were in compliance with all debt covenants.
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
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75.0 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75.0 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through April 20, 2025, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16,520,000. The Company completed no share repurchases during the periods presented. Accordingly, as of April 20, 2025, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
Seasonality
Our business is subject to seasonal fluctuations. Sales in most of our restaurants were historically higher during the spring and summer months and winter holiday season. The timing of holidays and school vacations, as well as severe storms, extended periods of inclement weather, or climate extremes may affect the seasonal operating results in the areas impacted. As a result, our quarterly operating results may fluctuate significantly due to seasonality, and seasonality of sales may shift over time. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year.
Contractual Obligations
There were no other material changes outside the ordinary course of business to our contractual obligations since the filing of the 2024 Annual Report on Form 10-K for the fiscal year ended December 29, 2024. See Note 8. Commitments and Contingencies.

Critical Accounting Estimates
Critical accounting estimates are those we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates, including our estimates of future restaurant level cash flows, which are subject to the current economic environment and potentially unknown future events, and we might obtain different results if we use different assumptions or conditions. We had no significant changes in our critical accounting estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: our business objectives and strategic plans; our financial condition, including working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy our anticipated cash requirements and fund capital expenditures; our expectations about restaurant operating costs, including labor, food, supplies, and other commodities, as well as interest rates, and our ability to mitigate potential increases in such costs; our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities, and taxes; the seasonality of our business; and our purchase commitments and litigation contingencies and the adequacy of our reserves for legal matters.
Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
In some cases, information regarding certain important factors that could cause actual results to differ materially from a forward-looking statement appears together with such statement. In addition, the factors described under Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the effectiveness of the Company's strategic initiatives, including our strategic plan, labor and service models, and operational improvement initiatives and our ability to execute on such strategic initiatives; the global and domestic economic and geopolitical environment including tariffs, counter-tariffs and other trade barriers; our ability to effectively compete in the industry and attract and retain Guests; the adequacy of cash flows and the cost and availability of capital or credit facility borrowings; our ability to service our debt and comply with the covenants in our credit facility; a privacy or security breach or a failure of our information technology systems; the effectiveness and timing of the Company's marketing and branding strategies and impact on reputation, including the loyalty program and social media platforms; changes in consumer preferences; leasing space including the location of such leases in areas of declining traffic; changes in cost and availability of commodities and the uncertain impact of tariffs or other potential disruptions in the supply chain; interruptions in the delivery of food and other products from third parties; pricing increases and labor costs; changes in consumer behavior or preference; aging technology infrastructure; expanding our restaurant base; maintaining and improving our existing restaurants; potential acquisitions or refranchising of our restaurants; our geographic concentration in the Western United States; the retention of our management team; our ability to recruit, staff, train, and retain our workforce; operating conditions, including adverse weather conditions, natural disasters, pandemics, and other events affecting the regions where our restaurants are operated; actions taken by our franchisees that could harm our business or reputation; negative publicity regarding food safety or health concerns; protection of our intellectual property rights; changes in laws and regulations affecting the operation of our restaurants; and an increase in litigation or legal claims by team members, franchisees, customers, vendors, stockholders, and others; and the other Risk Factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of April 20, 2025, we had $171.7 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.7 million on an annualized basis.
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
There has been no material change in the interest rate risk or commodity price risk since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
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
ITEM 1A.    Risk Factors
Risk factors associated with our business are contained in Item 1, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 26, 2025. There have been no material changes from the risk factors disclosed in the fiscal year 2024 Annual Report on Form 10-K.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2025, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.

ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the first quarter ended April 20, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

(10.1)*
Severance Agreement, by and between Red Robin Gourmet Burgers, Inc. and Kevin Mayer, effective March 1, 2025. Incorporated by reference to Exhibit 10.1 to our amended Current Report on Form 8-K filed on March 6, 2025.

(10.2)*	Offer Letter by and between Red Robin Gourmet Burgers, Inc. and David A. Pace dated April 24, 2025. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2025.

(10.3)*
Separation and Transition Agreement by and between Red Robin Gourmet Burgers, Inc. and G.J. Hart dated April 24, 2025. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 24, 2025.

10.4*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Performance Stock Unit (PSU) Award Agreement.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended April 20, 2025 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 20, 2025 and December 29, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the sixteen weeks ended April 20, 2025 and April 21, 2024; (iii) Condensed Consolidated Statements of Stockholders' Equity at April 20, 2025 and April 21, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended April 20, 2025 and April 21, 2024; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
May 29, 2025	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)