Form 10-Q
period 2025-07-13
RED ROBIN GOURMET BURGERS INC
filed 2025-08-14
CIK 1171759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2025

or

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

As of August 11, 2025, there were 17,910,056 shares of the registrant's common stock, par value of $0.001 per share outstanding.

RED ROBIN GOURMET BURGERS, INC.

i

PART I — FINANCIAL INFORMATION
ITEM 1.    Financial Statements (unaudited)
RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except for per share amounts)	July 13, 2025	December 29, 2024
Assets:
Current assets:
Cash and cash equivalents	$24,370	$30,651
Accounts receivable and other, net	12,718	19,688
Inventories	26,295	26,737
Prepaid expenses and other current assets	12,102	13,608
Restricted cash	9,173	8,750
Total current assets	84,658	99,434
Property and equipment, net	173,822	181,224
Operating lease assets, net	306,519	331,617
Intangible assets, net	10,024	11,064
Assets held for sale	—	4,313
Other assets, net	11,885	13,662
Total assets	$586,908	$641,314
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$28,476	$29,783
Accrued payroll and payroll-related liabilities	41,724	39,672
Unearned revenue	16,115	27,083
Current portion of operating lease liabilities	51,086	50,083
Accrued liabilities and other	47,580	42,931
Total current liabilities	184,981	189,552
Long-term debt	163,079	181,641
Long-term portion of operating lease liabilities	309,034	345,635
Other non-current liabilities	8,457	8,755
Total liabilities	665,551	725,583
Commitments and contingencies (see Note 8. Commitments and Contingencies)
Stockholders' equity (deficit):
Common stock; $0.001 par value: 45,000 shares authorized; 22,050 shares issued; 17,886 and 17,403 shares outstanding as of July 13, 2025 and December 29, 2024	22	22
Preferred stock, $0.001 par value: 3,000 shares authorized; no shares issued and outstanding as of July 13, 2025 and December 29, 2024	—	—
Treasury stock 4,164 and 4,647 shares, at cost, as of July 13, 2025 and December 29, 2024	(147,645)	(164,937)
Paid-in capital	216,757	233,667
Accumulated other comprehensive loss, net of tax	(60)	(62)
Accumulated deficit	(147,717)	(152,959)
Total stockholders' equity (deficit)	(78,643)	(84,269)
Total liabilities and stockholders' equity (deficit)	$586,908	$641,314
See Notes to Condensed Consolidated Financial Statements

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except for per share amounts)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Revenues:
Restaurant revenue	$279,305	$294,457	$665,115	$673,025
Franchise revenue	3,186	4,287	7,675	9,628
Other revenue	1,212	1,410	3,265	6,042
Total revenues	283,703	300,154	676,055	688,695
Costs and expenses:
Restaurant operating costs (excluding depreciation and amortization shown separately below):
Cost of sales	65,159	69,444	153,186	159,653
Labor	99,709	113,908	242,767	262,866
Other operating	49,600	51,783	117,132	118,273
Occupancy	24,329	24,595	56,526	56,023
Depreciation and amortization	11,579	13,402	27,013	31,556
General and administrative (includes $1,489; $1,839; $4,078; and $3,029 of stock-based compensation)	17,418	16,612	44,408	42,454
Selling	6,350	12,040	15,726	25,587
Other charges (gains), net (includes $(3,868); $16; $(4,093); and $50 of stock-based compensation)	(256)	2,931	420	(1,045)
Total costs and expenses	273,888	304,715	657,178	695,367

Income (loss) from operations	9,815	(4,561)	18,877	(6,672)
Other expense (income):
Interest expense	5,849	5,107	13,915	12,587
Interest (income) and other, net	70	(139)	(181)	(451)
Income (loss) before income taxes	3,896	(9,529)	5,143	(18,808)
Income tax provision (benefit)	(97)	(40)	(99)	141
Net income (loss)	$3,993	$(9,489)	$5,242	$(18,949)
Net income (loss) per share:
Basic	$0.22	$(0.61)	$0.30	$(1.21)
Diluted	$0.21	$(0.61)	$0.28	$(1.21)
Weighted average shares outstanding:
Basic	17,799	15,680	17,655	15,608
Diluted	18,925	15,680	18,598	15,608

Other comprehensive income (loss):
Foreign currency translation adjustment	$—	$4	$2	$(14)
Other comprehensive income (loss), net of tax	—	4	2	(14)
Total comprehensive income (loss)	$3,993	$(9,485)	$5,244	$(18,963)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 29, 2024	22,050	$22	4,647	$(164,937)	$233,667	$(62)	$(152,959)	$(84,269)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(335)	11,993	(11,752)	—	—	241
Non-cash stock compensation	—	—	—	—	2,365	—	—	2,365
Net income (loss)	—	—	—	—	—	—	1,249	1,249
Other comprehensive income (loss), net of tax	—	—	—	—	—	2	—	2
Balance, April 20, 2025	22,050	$22	4,312	$(152,944)	$224,280	$(60)	$(151,710)	$(80,412)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(148)	5,299	(5,069)	—	—	230
Non-cash stock compensation	—	—	—	—	(2,454)	—	—	(2,454)
Net income (loss)	—	—	—	—	—	—	3,993	3,993
Balance, July 13, 2025	22,050	$22	4,164	$(147,645)	$216,757	$(60)	$(147,717)	$(78,643)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss, net of tax
					Paid-in Capital		Accumulated Deficit
(in thousands)	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2023	20,449	$20	4,921	$(174,702)	$229,680	$(22)	$(75,418)	$(20,442)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(84)	3,011	(3,382)	—	—	(371)
Non-cash stock compensation	—	—	—	—	1,190	—	—	1,190
Net income (loss)	—	—	—	—	—	—	(9,460)	(9,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18)	—	(18)
Balance, April 21, 2024	20,449	$20	4,837	$(171,691)	$227,488	$(40)	$(84,878)	$(29,101)
Issuance of restricted stock, shares exchanged for exercise and tax, and stock issued through employee stock purchase plan	—	—	(143)	5,106	(4,919)	—	—	187
Non-cash stock compensation	—	—	—	—	1,856	—	—	1,856
Net income (loss)	—	—	—	—	—	—	(9,489)	(9,489)
Other comprehensive income (loss), net of tax	—	—	—	—	—	4	—	4
Balance, July 14, 2024	20,449	$20	4,694	$(166,585)	$224,425	$(36)	$(94,367)	$(36,543)
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024
Cash flows from operating activities:
Net income (loss)	$5,242	$(18,949)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,013	31,556
Asset impairment	720	1,128
Non-cash other gains, net	(3,926)	539
Stock-based compensation expense	(89)	3,046
Gain on sale of restaurant property	(1,137)	(7,425)
Other, net	2,488	1,074
Changes in operating assets and liabilities:
Accounts receivable and other, net	6,793	8,975
Inventories	43	(492)
Prepaid expenses and other current assets	943	(86)
Operating lease assets, net of liabilities	(5,614)	(224)
Trade accounts payable and accrued liabilities	7,050	16,171
Unearned revenue	(10,968)	(19,364)
Other operating assets and liabilities, net	953	(1,703)
Net cash provided by operating activities	29,511	14,246
Cash flows from investing activities:
Purchases of property, equipment, and intangible assets	(18,500)	(13,856)
Net proceeds from sale of property, equipment, and other	6,118	23,271
Net cash provided by (used in) investing activities	(12,382)	9,415
Cash flows from financing activities:
Net (repayments) borrowings on revolving credit facility	(17,500)	—
Repayments on term loan	(2,770)	(21,232)
Repayments of finance lease obligations	(517)	(619)
Repayments of insurance premium financing	(2,673)	(2,062)
Proceeds (uses) from other financing activities, net	473	(184)
Net cash used in financing activities	(22,987)	(24,097)
Effect of exchange rate changes on cash	—	(2)
Net change in cash and cash equivalents, and restricted cash	(5,858)	(438)
Cash and cash equivalents, and restricted cash, beginning of period	39,401	31,565
Cash and cash equivalents, and restricted cash, end of period	$33,543	$31,127

Supplemental disclosure of cash flow information
Income taxes paid, net	$(79)	$47
Interest paid, net of amounts capitalized	$11,206	$10,767
Accrued purchases of property, equipment, and intangible assets	$3,550	$1,136
Right of use assets obtained in exchange for operating lease obligations	$8,821	$17,832
See Notes to Condensed Consolidated Financial Statements.

RED ROBIN GOURMET BURGERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Recent Accounting Pronouncements
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin" or the "Company"), primarily operates, franchises, and develops full-service restaurants in North America. As of July 13, 2025, the Company owned and operated 397 restaurants located in 39 states. The Company also had 90 franchised full-service restaurants in 13 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
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
Our current, prior, and upcoming fiscal year periods, period end dates, and number of weeks included in each period are summarized in the table below:

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

Reclassifications
Certain amounts presented have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s consolidated results. We made adjustments to the Condensed Consolidated Statements of Cash Flows to include income tax receivable within accounts receivable and other, net, to net borrowings with repayments on revolving credit facilities, and to separately disclose repayments of insurance premium financing. We have also revised the presentation of operating expenses in the Condensed Consolidated Statements of Operations to separately disclose Selling expenses and General and administrative expenses. Previously, these amounts were presented on a combined basis as Selling, general and administrative expenses. Additionally, we have made an adjustment to the presentation of the components of Other charges (gains), net, found in Note 5. to include lease remeasurement gains and losses within Asset impairment and restaurant closure costs, net. Lease remeasurement gains and losses were previously included within Asset disposal and other, net.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendments are effective for annual reporting periods beginning after
December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of the adoption of Update 2025-05 to the consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on the Company's Condensed Consolidated Financial Statements.
Recently Issued Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for specific business provisions. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the legislation is enacted. While the Company does not currently anticipate a material impact on the consolidated financial statements, Management is evaluating its potential effects.

2. Revenue
Disaggregation of revenue
In the following table, revenue is disaggregated by type of good or service (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Restaurant revenue	$279,305	$294,457	$665,115	$673,025
Franchise revenue	3,186	4,287	7,675	9,628
Gift card breakage	876	1,025	2,581	5,188
Other revenue	336	385	684	854
Total revenues	$283,703	$300,154	$676,055	$688,695
Contract Liabilities
Components of Unearned revenue in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	July 13, 2025	December 29, 2024
Unearned gift card revenue	$13,083	$24,333
Unearned Royalty revenue	3,032	2,750
Unearned revenue	$16,115	$27,083
Revenue recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the redemption and breakage of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Gift card revenue	$1,812	$1,910	$12,516	$14,539
We recognize Royalty revenue within Restaurant revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when a customer redeems an earned reward. Unearned revenue associated with Royalty is included in Unearned revenue in our Condensed Consolidated Balance Sheets.
Changes in our unearned revenue balance related to our Royalty program (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Unearned Royalty revenue, beginning balance	$3,604	$8,032	$2,750	$7,509
Revenue deferred	1,241	715	2,866	3,039
Revenue recognized (1)	(1,813)	(6,943)	(2,584)	(8,744)
Unearned Royalty revenue, ending balance	$3,032	$1,804	$3,032	$1,804
(1) Restaurant revenue includes a credit of approximately $6.4 million related to the transition to the new Royalty program in the second quarter of fiscal 2024, primarily due to the cancellation of unused points that were earned more than 365 days prior to the launch of the new program.

3. Leases
The components of lease expense, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, are included in Occupancy on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Operating lease cost	$16,985	$17,412	$40,005	$40,418
Finance lease cost:
Amortization of right of use assets	216	216	454	504
Interest on lease liabilities	91	106	218	243
Total finance lease cost	$307	$322	$672	$747
Variable lease cost	4,785	4,538	10,844	10,441
Total	$22,077	$22,272	$51,521	$51,606
See Note 5. Other Charges (Gains), net, for information regarding restaurant closures, lease remeasurement gains and losses, and the sale-leaseback transaction completed during the twenty-eight weeks ended July 14, 2024.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share amounts are calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share amounts are calculated based upon the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares are excluded from the computation in periods in which they have an anti-dilutive effect. Diluted earnings per share reflects the potential dilution that could occur if holders of options exercised their options into common stock. As the Company was in a net loss position for the twelve and twenty-eight week periods ended July 14, 2024, all potentially dilutive common shares are considered anti-dilutive.
The Company uses the treasury stock method to calculate the effect of outstanding stock options and awards. Basic weighted average shares outstanding is reconciled to diluted weighted average shares outstanding as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Basic weighted average shares outstanding	17,799	15,680	17,655	15,608
Dilutive effect of stock options and awards	1,126	—	944	—
Diluted weighted average shares outstanding	18,925	15,680	18,598	15,608

Awards excluded due to anti-dilutive effect on diluted income (loss) per share	2,866	1,996	2,426	1,668
5. Other Charges (Gains), net
Other charges (gains), net consisted of the following (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Gain on sale of restaurant property	$—	$—	$(1,137)	$(7,425)
Asset impairment and restaurant closure costs, net	(1,615)	1,551	(1,405)	(398)
Severance and executive transition (includes $(3,868); $16; $(4,093); and $50 of stock-based compensation)	459	137	1,339	1,082
Litigation contingencies	11	356	23	776
Asset disposal and other, net	889	887	1,600	4,920
Other charges (gains), net	$(256)	$2,931	$420	$(1,045)

Gain on Sale of Restaurant Property
During the year to date period of fiscal 2025, the Company sold three restaurant properties for total proceeds of $5.8 million that resulted in a gain, net of expenses of $1.1 million. The net proceeds are included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows and were used to repay long-term debt.
During the year to date period of fiscal 2024, the Company sold ten restaurant properties for total proceeds of $23.9 million in a sale-leaseback transaction that resulted in a gain, net of expenses of $7.4 million. The net proceeds are included within cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows.
Asset Impairment and Restaurant Closure Costs, net
During the second quarter and year to date periods of fiscal 2025, the Company recognized $1.1 million and $2.1 million, respectively, of rent and other costs associated with approximately ten closed locations. In addition, the Company recognized non-cash impairment charges of $0.7 million in the second quarter and year to date periods of fiscal 2025, related to restaurant closures. These charges were offset by net lease remeasurement gains of $3.5 million and $4.2 million in the second quarter and year to date periods of fiscal 2025, respectively, related to early lease terminations and other modifications to lease terms.
During the second quarter and year to date periods of fiscal 2024, the Company recognized $0.4 million and $0.6 million, respectively, of rent and other costs associated with approximately twelve closed locations. In addition, the Company recognized non-cash impairment charges of $1.1 million in the second quarter and year to date periods of fiscal 2024, related to restaurant closures. These charges were offset by net lease remeasurement gains of $0.0 million and $2.1 million in the second quarter and year to date periods of fiscal 2024, respectively, related to early lease terminations and other modifications to lease terms.
Severance and Executive Transition
During the second quarter and year to date periods of fiscal 2025, the Company recorded approximately $3.1 million and $4.2 million, respectively, in executive severance and transition costs associated with changes in executive leadership positions. These charges were offset in part by a stock-based compensation benefit of $3.9 million and $4.1 million, respectively, related to the forfeiture of unvested stock-based compensation by executive leadership. In addition, the Company incurred severance costs primarily related to a reduction in force of Team Members of approximately $1.3 million during the second quarter of fiscal 2025.
During the second quarter and year to date periods of fiscal 2024, the Company incurred severance costs of $0.1 million and $1.1 million, respectively, primarily associated with a reduction in force of Team Members.
As of July 13, 2025, $4.3 million is included in Accrued payroll and payroll related liabilities in the condensed consolidated balance sheet related to the reduction in force and executive transition costs described above.
Asset Disposal and Other
Asset disposal and other primarily relates to the closure of a corporate office location, asset disposals, strategic projects and other non-recurring items.
6. Borrowings
Borrowings as of July 13, 2025 and December 29, 2024 are summarized below (in thousands):

	July 13, 2025	Variable Interest Rate	December 29, 2024	Variable Interest Rate
Revolving line of credit	$2,500	11.94%	$20,000	12.03%
Term loan	$166,701	12.08%	$169,470	12.21%
Total borrowings	169,201		189,470
Less: unamortized debt issuance costs and discounts	6,122		7,829
Long-term debt	$163,079		$181,641

Revolving line of credit unamortized deferred financing charges:	$986		$1,298
Credit Facility

On March 4, 2022, the Company replaced its prior amended and restated credit agreement (the "Prior Credit Agreement") with a new credit agreement (the "Credit Agreement") by and among the Company, Red Robin International, Inc., as the borrower, the lenders from time to time party thereto, the issuing banks from time to time party thereto, Fortress Credit Corp., as Administrative Agent and as Collateral Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner. As amended, the five-year $240.0 million Credit Agreement currently provides for a $40.0 million revolving line of credit and a $200.0 million term loan (collectively, the "Credit Facility"). The borrower maintains the option to increase the Credit Facility in the future, subject to lenders’ participation, by up to an additional $40.0 million in the aggregate on the terms and conditions set forth in the Credit Agreement.
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
As of July 13, 2025, the Company had outstanding borrowings under the Credit Facility of $163.1 million, including $2.5 million drawn on its revolving line of credit. As of December 29, 2024, the Company had outstanding borrowings under the Credit Facility of $181.6 million, with $20.0 million drawn on its revolving line of credit. In addition, the Company had amounts issued under letters of credit of $8.8 million and $8.5 million as of July 13, 2025 and December 29, 2024, respectively.
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
The following tables present the Company's assets measured at fair value on a recurring basis (in thousands):

	July 13, 2025	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$1,908	$1,908	$—	$—
Total assets measured at fair value	$1,908	$1,908	$—	$—

	December 29, 2024	Level 1	Level 2	Level 3
Assets:
Investments in rabbi trust	$1,821	$1,821	$—	$—
Total assets measured at fair value	$1,821	$1,821	$—	$—
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
During the second quarter of fiscal 2025, we impaired long-lived assets at one restaurant location with a carrying value of approximately $0.7 million. We determined the fair value of these long-lived assets to be nil, resulting in a $0.7 million impairment charge and no decrease in the location's right of use assets. During the second quarter of fiscal 2024, we impaired long-lived assets at two restaurant locations that we closed during the quarter with a carrying value of approximately $3.1 million. We determined the fair value of these long-lived assets to be $0.9 million as a result of the closures, resulting in a $1.1 million impairment charge and a $1.1 million decrease in right of use assets due to remeasurement.
Disclosures of Fair Value of Other Assets and Liabilities
The Company's liability under its Credit Facility is carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. As of July 13, 2025, the fair value of the Credit Facility was approximately $164.2 million and the principal amount carrying value was $169.2 million. The Credit Facility term loan is reported net of $6.1 million in unamortized discount and debt issuance costs in the Condensed Consolidated Balance Sheet as of July 13, 2025. The carrying value of the Credit Facility was $189.5 million and the fair value of the Credit Facility was $186.6 million as of December 29, 2024. The interest rate on the Credit Facility represents a level 2 fair value input.

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
As of July 13, 2025, we had reserves of $3.6 million for loss contingencies included within Accrued liabilities and other on our Condensed Consolidated Balance Sheet. In the normal course of business, there are various claims in process, matters in litigation, administrative proceedings, and other contingencies. These include employment related claims and class action lawsuits, claims from Guests or Team Members alleging illness, injury, food quality, health, or operational concerns, and lease and other commercial disputes. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of pending or threatened matters will not have a material adverse effect on our financial position and results of operations. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows. We ultimately may be subject to greater or less than the accrued amount for this and other matters.
As of July 13, 2025, we had non-cancellable purchase commitments primarily related to certain vendors who provide food and beverage and other supplies to our restaurants, for an aggregate of $140.9 million. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.
The Company has potential contingent lease liability for lease payments related to certain franchisees’ lease arrangements. The maximum amount of potential future payments under the potential contingent lease liability was $3.4 million and $3.8 million as of July 13, 2025 and December 29, 2024, respectively. The Company does not believe these arrangements have or are likely to have a material effect on its results of operations, financial condition, revenues or expenses, capital expenditures or liquidity.
9. Segment Reporting
In accordance with ASC 820 - Segment Reporting, the Company uses the management approach for determining its reportable segments. The management approach is based upon the way that management reviews performance and allocates resources.
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
Financial information for the Company's reportable segment is as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Revenues:
Restaurant revenue	$279,305	$294,457	$665,115	$673,025
Franchise revenue	3,186	4,287	7,675	9,628
Other revenue	1,212	1,410	3,265	6,042
Total revenues	283,703	300,154	676,055	688,695
Costs and expenses:
Cost of sales	65,159	69,444	153,186	159,653
Labor	99,709	113,908	242,767	262,866
Other operating	49,600	51,783	117,132	118,273
Occupancy	24,329	24,595	56,526	56,023
General and administrative expenses	17,418	16,612	44,408	42,454
Selling	6,350	12,040	15,726	25,587
Other segment items(1)	(256)	2,931	420	(1,045)
Depreciation and amortization	11,579	13,402	27,013	31,556
Interest expense, net and other	5,919	4,968	13,734	12,136
Income tax expense (benefit)	(97)	(40)	(99)	141
Segment net income (loss)	$3,993	$(9,489)	$5,242	$(18,949)
(1) Other segment items consists primarily of other charges (gains).

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative of our financial performance and condition that should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. References to the second quarter of fiscal 2025 and fiscal 2024 refer to the twelve weeks ended July 13, 2025 and July 14, 2024, respectively.
Description of Business
Red Robin Gourmet Burgers, Inc., a Delaware corporation, together with its subsidiaries ("Red Robin," "we," "us," "our," or the "Company"), primarily operates, franchises, and develops full-service restaurants with 487 locations in North America. As of July 13, 2025, the Company owned 397 restaurants located in 39 states, and had 90 franchised restaurants in 13 states and one Canadian province. The Company operates its business as one operating and one reportable segment.
Our primary source of revenue is from the sale of food and beverages at Company-owned restaurants. We also earn revenue from royalties and fees from franchised restaurants.
Highlights for the Second Quarter of Fiscal 2025, Compared to the Second Quarter of Fiscal 2024:
•Total revenues are $283.7 million, a decrease of $16.5 million.
•Comparable restaurant revenue(1) decreased 3.2%, including recognition of deferred loyalty revenue. Excluding deferred loyalty revenue, comparable restaurant revenue(1) decreased 1.3%.
•Net income is $4.0 million, compared to a net loss of $9.5 million last year, a $13.5 million increase.
•Adjusted EBITDA(2) is $22.4 million compared to $13.6 million last year, a 64% increase.
Highlights for the Year to Date Period of Fiscal 2025, Compared to the Year to Date Period of Fiscal 2024:
•Total revenues are $676.1 million, a decrease of $12.6 million.
•Comparable restaurant revenue(1) increased 0.4% including recognition of deferred loyalty revenue. Excluding deferred loyalty revenue, comparable restaurant revenue(1) increased 1.3%.
•Net income is $5.2 million, compared to a net loss of $18.9 million last year, a $24.2 million increase.
•Adjusted EBITDA(2) is $50.3 million compared to $27.0 million last year, an 86% increase.
•Repaid $20.3 million of debt.

(1) Comparable restaurant revenue represents revenue from Company-owned restaurants that have operated for at least 18 months as of the beginning of the period presented.
(2) See "Reconciliation of Non-GAAP Results to GAAP Results" for more details.
Business Trends
We are closely monitoring evolving macroeconomic conditions, including ongoing inflationary pressures and uncertainty stemming from proposed and enacted trade policies such as tariffs. Although a significant portion of our supply chain is domestically sourced, helping to mitigate some exposure, we recognize that changes to trade regulations and tariff implementations could lead to increased costs for certain commodities and materials. Additionally, the broader implications of tariff-driven price increases could influence consumer spending habits and negatively affect our business. At this time, we do not anticipate a material adverse impact to our financial performance for the remainder of fiscal year 2025. Continued volatility in global trade and economic policy, however, presents a risk to both profitability and future demand.
Key Performance Indicators
Restaurant Revenue, compared to the same quarter in the prior year, is presented in the table below:

(Dollars in millions)	Twelve Weeks Ended	Twenty-Eight Weeks Ended
Restaurant Revenue for the period ended July 14, 2024	$294.5	$673.0
Increase/(Decrease) in comparable restaurant revenue	(9.1)	2.4
Decrease in non-comparable and closed restaurant revenue	(6.0)	(10.3)
Total increase/(decrease)	(15.1)	(7.9)
Restaurant Revenue for the period ended July 13, 2025	$279.4	$665.1

Restaurant Data
The following table details restaurant unit data for our Company-owned and franchised locations for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Company-owned:
Beginning of period	401	413	407	415
Opened during the period	—	—	—	—
Closed during the period	(4)	(2)	(10)	(4)
End of period	397	411	397	411
Franchised:
Beginning of period	90	92	91	92
Opened during the period	—	—	—	—
Closed during the period	—	—	(1)	—
End of period	90	92	90	92
Total number of restaurants	487	503	487	503

The following table presents total Company-owned and franchised restaurants by state or province as of July 13, 2025:

	Company-Owned Restaurants	Franchised Restaurants
State:
Arkansas	2
Alaska		3
Alabama	3
Arizona	18	1
California	56
Colorado	21
Connecticut	3
Delaware		4
Florida	16
Georgia	6
Iowa	5
Idaho	8
Illinois	17
Indiana	11
Kansas		5
Kentucky	3
Louisiana	1
Massachusetts	5
Maryland	11
Maine	2
Michigan		19
Minnesota	4
Missouri	7	3
Montana		1
North Carolina	16
Nebraska	4
New Hampshire	3
New Jersey	9	1
New Mexico	3
Nevada	6
New York	14
Ohio	15	3
Oklahoma	5
Oregon	15	5
Pennsylvania	11	20
Rhode Island	1
South Carolina	4
South Dakota	1
Tennessee	8
Texas	17	9
Utah	1	5
Virginia	18
Washington	36
Wisconsin	11

Province:
British Columbia		11
Total	397	90

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Revenues:
Restaurant revenue	98.5%	98.1%	98.4%	97.7%
Franchise revenue	1.1	1.4	1.1	1.4
Other revenue	0.4	0.5	0.5	0.9
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs (1) (excluding depreciation and amortization shown separately below):
Cost of sales	23.3	23.6	23.0	23.7
Labor	35.7	38.7	36.5	39.1
Other operating	17.8	17.6	17.6	17.6
Occupancy	8.7	8.4	8.5	8.3
Total restaurant operating costs	85.5	88.1	85.6	88.6
Depreciation and amortization	4.1	4.5	4.0	4.6
General and administrative	6.1	5.5	6.6	6.2
Selling	2.2	4.0	2.3	3.7
Other charges (gains), net	(0.1)	1.0	0.1	(0.2)
Income (loss) from operations	3.5	(1.5)	2.8	(1.0)

Other expense (income):
Interest expense	2.1	1.7	2.1	1.8
Interest (income) and other, net	—	—	—	(0.1)
Income (loss) before income taxes	1.4	(3.2)	0.8	(2.7)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	1.4%	(3.2)%	0.8%	(2.8)%
Certain percentage amounts in the table above do not total due to rounding.
(1) Expressed as a percentage of restaurant revenue.

Revenues

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in thousands)	July 13, 2025	July 14, 2024	Percent Change	July 13, 2025	July 14, 2024	Percent Change
Restaurant revenue	$279,305	$294,457	(5.1)%	$665,115	$673,025	(1.2)%
Franchise revenue	3,186	4,287	(25.7)%	7,675	9,628	(20.3)%
Other revenue	1,212	1,410	(14.0)%	3,265	6,042	(46.0)%
Total revenues	$283,703	$300,154	(5.5)%	$676,055	$688,695	(1.8)%
Average weekly net sales volumes in Company-owned restaurants	$60,856	$59,498	2.3%	$61,402	$58,220	5.5%
Total operating weeks (1)	4,764	4,949	(3.7)%	11,281	11,560	(2.4)%
(1) Average weekly net sales volumes are calculated as the total restaurant revenue for all Company-owned Red Robin restaurants for each time period presented, divided by the number of operating weeks in the period.
Restaurant revenue is comprised primarily of food and beverage sales.
Restaurant revenue decreased $15.2 million, or 5.1%, in the second quarter of fiscal 2025, as compared to the comparable period of fiscal 2024. Comparable restaurant revenue decreased $9.1 million, or 3.2% including the change in recognition of deferred loyalty revenue. Excluding the change in deferred loyalty revenue, comparable restaurant revenue decreased 1.3%. Comparable restaurant revenue includes a 5.5% decrease in Guest count, offset in part by a 4.2% increase in average Guest check. The increase in average Guest check resulted from a 4.4% increase in menu prices, partially offset by a 0.2% decrease from menu mix. The decrease in menu mix was primarily driven by growth in our catering business that contributes to a lower average Guest check than our other channels. In addition, restaurant revenue decreased $6.0 million due to the closure of 14 locations since the second fiscal quarter of 2024.
Restaurant revenue decreased $7.9 million, or 1.2%, in the year to date period of fiscal 2025, as compared to the comparable period of fiscal 2024. Comparable restaurant revenue increased $2.4 million, or 0.4% including change in recognition of deferred loyalty revenue. Excluding the change in deferred loyalty revenue, comparable restaurant revenue increased 1.3%. Comparable restaurant revenue includes a 5.6% increase in average Guest check, offset in part by a 4.3% decrease in Guest count. The increase in average Guest check resulted from a 6.3% increase in menu prices, partially offset by a 0.7% decrease from menu mix. The decrease in menu mix was primarily driven by growth in our catering business that contributes to a lower average Guest check than our other channels. In addition, restaurant revenue decreased $10.3 million due to the closure of 14 locations since the second fiscal quarter of 2024.
Franchise revenue decreased by $1.1 million, or 25.7%, in the second quarter of fiscal 2025 compared to the same period of fiscal 2024, primarily due to a decrease in franchisee contributions for marketing programs. Franchise restaurants reported a decrease of 2.9% in comparable restaurant revenue in the second quarter of fiscal 2025 compared to the same period in fiscal 2024 and a decrease of 2.3% for the year to date period of fiscal 2025 compared to the same period in fiscal 2024.
Other revenue decreased $0.2 million and $2.8 million in the second quarter and year to date periods of fiscal 2025, respectively, compared to the same periods of fiscal 2024. The decreases are primarily related to lower gift card breakage in the current periods.
Cost of Sales

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 13, 2025	July 14, 2024	Percent Change	July 13, 2025	July 14, 2024	Percent Change
Cost of sales	$65,159	$69,444	(6.2)%	$153,186	$159,653	(4.1)%
As a percent of restaurant revenue	23.3%	23.6%	(0.3)%	23.0%	23.7%	(0.7)%
Cost of sales, which comprises food and beverage costs, is variable and generally fluctuates with sales volume.
Cost of sales as a percentage of restaurant revenue decreased 30 basis points for the second quarter of fiscal 2025 as compared to the comparable period in fiscal 2024. The decrease was primarily driven by menu price increases and cost saving initiatives, partially offset by an increase in commodity prices.

Cost of sales as a percentage of restaurant revenue decreased 70 basis points for the year to date period of fiscal 2025 as compared to the comparable period in fiscal 2024. The decrease was primarily driven by menu price increases, cost saving initiatives and vendor contributions to support our annual Partner recognition events which is recorded as a reduction to cost of sales, partially offset by an increase in commodity prices.
Labor

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 13, 2025	July 14, 2024	Percent Change	July 13, 2025	July 14, 2024	Percent Change
Labor	$99,709	$113,908	(12.5)%	$242,767	$262,866	(7.6)%
As a percent of restaurant revenue	35.7%	38.7%	(3.0)%	36.5%	39.1%	(2.6)%
Labor costs include restaurant level hourly wages and management salaries as well as related taxes and benefits.
Labor as a percentage of restaurant revenue decreased 300 basis points for the second quarter of fiscal 2025 compared to the same period in fiscal 2024. The decrease was primarily driven by ongoing efforts to increase hourly and management labor efficiency, reduced turnover, and lower group health and workers comp self insurance costs.
Labor as a percentage of restaurant revenue decreased 260 basis points for the year to date period of fiscal 2025 compared to the same period in fiscal 2024. The decrease was primarily driven by ongoing efforts to increase hourly and management labor efficiency, reduced turnover, and lower group health and workers comp self insurance costs.
Other Operating

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 13, 2025	July 14, 2024	Percent Change	July 13, 2025	July 14, 2024	Percent Change
Other operating	$49,600	$51,783	(4.2)%	$117,132	$118,273	(1.0)%
As a percent of restaurant revenue	17.8%	17.6%	0.2%	17.6%	17.6%	—%
Other operating costs include costs such as repair and maintenance costs, restaurant supplies, utilities, restaurant technology, and other miscellaneous costs.
Other operating costs as a percentage of restaurant revenue increased 20 basis points for the second quarter of fiscal 2025 compared to the same period in fiscal 2024. The increase was primarily driven by higher third party commission expenses associated with the increase in third party delivery sales.
Other operating costs as a percentage of restaurant revenue was consistent for the year to date period of fiscal 2025 compared to the same period in fiscal 2024. The increase was primarily driven by higher third party commission expenses associated with the increase in third party delivery sales, offset by lower restaurant supply costs.
Occupancy

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 13, 2025	July 14, 2024	Percent Change	July 13, 2025	July 14, 2024	Percent Change
Occupancy	$24,329	$24,595	(1.1)%	$56,526	$56,023	0.9%
As a percent of restaurant revenue	8.7%	8.4%	0.3%	8.5%	8.3%	0.2%
Occupancy costs include fixed rents, property taxes, common area maintenance charges, general liability insurance, contingent rents, and other property costs.
Occupancy costs as a percentage of restaurant revenue for the second quarter of fiscal 2025 increased 30 basis points compared to the same period in fiscal 2024. The increase is primarily due to an increase in general liability insurance reserves, offset in part by reduced rent associated with the closure of 14 locations since the second quarter of fiscal 2024.
Occupancy costs as a percentage of restaurant revenue for the year to date period of fiscal 2025 increased 20 basis points compared to the same period in fiscal 2024. The increase is primarily due to the impact of increases in fixed rents and general liability insurance reserves, offset in part by reduced rent associated with the closure of 14 locations since the second quarter of fiscal 2024.
Depreciation and Amortization

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 13, 2025	July 14, 2024	Percent Change	July 13, 2025	July 14, 2024	Percent Change
Depreciation and amortization	$11,579	$13,402	(13.6)%	$27,013	$31,556	(14.4)%
As a percent of total revenues	4.1%	4.5%	(0.4)%	4.0%	4.6%	(0.6)%
Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of reacquired franchise rights, leasehold interests, and certain liquor licenses.
For the second quarter of fiscal 2025, depreciation and amortization expense as a percentage of revenue decreased 40 basis points compared to the comparable period in 2024, primarily due to asset impairments and restaurant closures.
For the year to date period of fiscal 2025, depreciation and amortization expense as a percentage of revenue decreased 60 basis points compared to the comparable period in 2024, primarily due to asset impairments, restaurant closures, and a sale-leaseback transaction that closed in the first quarter of fiscal 2024, reducing the depreciable asset base.
General and Administrative Expenses

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 13, 2025	July 14, 2024	Percent Change	July 13, 2025	July 14, 2024	Percent Change
General and administrative	$17,418	$16,612	4.9%	$44,408	$42,454	4.6%
As a percent of total revenues	6.1%	5.5%	0.6%	4.6%	6.2%	(1.6)%
General and administrative costs include all corporate and administrative functions. Components of this category include restaurant support center, regional, and franchise support salaries and benefits, travel, professional and consulting fees, corporate information systems, legal expenses, office rent, training, and Board of Directors' expenses.
General and administrative costs in the second quarter of fiscal 2025 were $17.4 million, an increase of $0.8 million compared to the comparable period in 2024. The increase is primarily related to higher accrued incentive compensation expense due to the Company's increased financial performance, partially offset by a reduction in Team Member costs associated with lower headcount.
General and administrative costs in the year to date period of fiscal 2025 were $44.4 million, an increase of $2.0 million compared to the comparable period in 2024. The increase is primarily related to higher accrued incentive compensation expense due to the Company's increased financial performance, higher costs associated with noncash stock-based compensation expense and other costs incurred for annual Partner recognition events. This increase is partially offset by a reduction in Team Member costs associated with lower headcount.
Selling Expenses

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(In thousands, except percentages)	July 13, 2025	July 14, 2024	Percent Change	July 13, 2025	July 14, 2024	Percent Change
Selling	$6,350	$12,040	(47.3)%	$15,726	$25,587	(38.5)%
As a percent of total revenues	2.2%	4.0%	(1.8)%	2.3%	3.7%	(1.4)%
Selling costs are comprised of all marketing and advertising costs.
Selling costs in the second quarter of fiscal 2025 were $6.4 million, a decrease of $5.7 million compared to the comparable period in 2024. The decrease was primarily driven by intentionally reduced paid media spend in the current fiscal quarter as we develop our new Marketing strategy.
Selling costs in the year to date period of fiscal 2025 were $15.7 million, a decrease of $9.9 million compared to the comparable period in 2024. The decrease was primarily driven by intentionally reduced paid media spend in the current fiscal year as we develop our new Marketing strategy.
Interest Expense
Interest expense for the second quarter of fiscal 2025 and fiscal 2024 was $5.8 million and $5.1 million, respectively. The $0.7 million increase was primarily due to an increase in the weighted average interest rate to 14.3% in the second quarter of fiscal 2025 compared to 12.9% in the second quarter of fiscal 2024. Average outstanding debt was $176.2 million and $176.5 million for the second quarter of fiscal 2025 and fiscal 2024, respectively.

Interest expense for the year to date period of fiscal 2025 and fiscal 2024 was $13.9 million and $12.6 million, respectively. The $1.3 million increase was primarily due to an increase in the weighted average interest rate to 14.2% in the year to date period of fiscal 2025 compared to 13.5% in the year to date period of fiscal 2024. Average outstanding debt was $182.8 million and $187.8 million for the year to date periods of fiscal 2025 and fiscal 2024, respectively.
Income Tax Provision (benefit)
Income tax benefit was $0.1 million in the second quarter of fiscal 2025, compared to an income tax benefit of $0.0 million in the second quarter of fiscal 2024.
Income tax benefit was $0.1 million in the year to date period of fiscal 2025 compared to an Income tax provision of $0.1 million in the year to date of period of fiscal 2024.

Non-GAAP Financial Measures
A reconciliation of Restaurant revenue to restaurant level operating profit is detailed in the table below:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in millions)	July 13, 2025	July 14, 2024	Increase/ (Decrease)	July 13, 2025	July 14, 2024	Increase/ (Decrease)
Restaurant revenue	$279.3	$294.5	(5.2)%	$665.1	$673.0	(1.2)%
Restaurant operating costs:
Cost of sales	65.2	69.4	(6.1)%	153.2	159.7	(4.1)%
Labor	99.7	113.9	(12.5)%	242.8	262.9	(7.6)%
Other operating	49.6	51.8	(4.2)%	117.1	118.3	(1.0)%
Occupancy	24.3	24.6	(1.2)%	56.5	56.0	0.9%
Total restaurant operating costs	$238.8	$259.7	(8.0)%	$569.6	$596.9	(4.6)%

Restaurant level operating profit(1)	$40.5	$34.8	16.4%	$95.5	$76.1	25.5%
(1) Restaurant level operating profit is a non-GAAP measure. See below for a reconciliation of restaurant level operating profit to Income from Operations and Income from Operations as a percentage of total revenues.

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(Dollars in millions)	July 13, 2025	July 14, 2024	Increase/(Decrease)	July 13, 2025	July 14, 2024	Increase/(Decrease)
Restaurant revenue	$279.3	$294.5	(5.1)%	$665.1	$673.0	(1.2)%
Restaurant operating costs:	(Percentage of Restaurant Revenue)		(Basis Points)	(Percentage of Restaurant Revenue)		(Basis Points)
Cost of sales	23.3%	23.6%	(30)	23.0%	23.7%	(70)
Labor	35.7	38.7	(300)	36.5	39.1	(260)
Other operating	17.8	17.6	20	17.6	17.6	—
Occupancy	8.7	8.4	30	8.5	8.3	20
Total restaurant operating costs	85.5%	88.1%	(260)	85.6%	88.6%	(300)

Restaurant level operating profit	14.5%	11.8%	270	14.4%	11.3%	310
Certain percentage and basis point amounts in the table above do not total due to rounding as well as restaurant operating costs being expressed as a percentage of restaurant revenue and not total revenues.

The following table summarizes net income (loss), income (loss) per diluted share, and adjusted net income (loss) per diluted share for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Net income (loss) as reported	$3,993	$(9,489)	$5,242	$(18,949)

Income (loss) per share - diluted:
Net Income (loss) as reported	$0.21	$(0.61)	$0.28	$(1.21)
Stock-based compensation expense(1)	0.08	0.12	0.22	0.19
Other charges (gains), net:
Gain on sale of restaurant property	—	—	(0.06)	(0.48)
Asset impairment and restaurant closure costs, net	(0.09)	0.10	(0.08)	0.11
Severance and executive transition	0.02	0.01	0.07	0.07
Litigation contingencies	—	0.02	—	0.05
Asset disposal and other, net	0.06	0.06	0.09	0.18
Income tax effect	(0.02)	(0.08)	(0.06)	(0.03)
Adjusted net income (loss) per share - diluted(2)	$0.26	$(0.38)	$0.46	$(1.12)

Weighted average shares outstanding:
Basic	17,799	15,680	17,655	15,608
Diluted	18,925	15,680	18,598	15,608
(1) Consists of compensation expense associated with stock-based awards including phantom performance awards that may be settled in stock or cash at the Company’s option.
(2) Beginning in the fiscal first quarter of 2025, the Company revised its definition of Adjusted net income (loss) to exclude noncash stock-based compensation expense. The Company believes this change provides investors with a better understanding of our financial performance from period to period. Previously reported results have been revised to reflect the new presentation.

The following table summarizes net income (loss), EBITDA, and adjusted EBITDA for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(Dollars in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Net income (loss) as reported	$3,993	$(9,489)	$5,242	$(18,949)
Interest expense, net	5,721	4,997	13,685	12,311
Income tax provision (benefit)	(97)	(40)	(99)	141
Depreciation and amortization	11,579	13,402	27,013	31,556
EBITDA	21,196	8,870	45,841	25,059

Stock-based compensation expense(1)	1,489	1,839	4,078	3,029
Other charges (gains), net:
Gain on sale of restaurant property	—	—	(1,137)	(7,425)
Asset impairment and restaurant closure costs, net	(1,615)	1,551	(1,405)	(398)
Severance and executive transition	459	137	1,339	1,082
Litigation contingencies	11	356	23	776
Asset disposal, and other, net	889	887	1,600	4,920
Adjusted EBITDA(2)	$22,429	$13,640	$50,339	$27,043
(1) Consists of compensation expense associated with stock-based awards including phantom performance awards that may be settled in stock or cash at the Company’s option.
(2) Beginning in the fiscal first quarter of 2025, the Company revised its definition of Adjusted EBITDA to exclude noncash stock-based compensation expense. The Company believes this change provides investors with a better understanding of our financial performance from period to period. Previously reported results have been revised to reflect the new presentation.
We define EBITDA as net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA and Adjusted net income (loss) per share-diluted are supplemental measures of our performance that are not required by or presented in accordance with GAAP. We believe these non-GAAP measures give the reader additional insight into the ongoing operational results of the Company, and are intended to supplement the presentation of the Company's financial results in accordance with GAAP. Adjusted EBITDA, Adjusted net income (loss) and Adjusted net income (loss) per share-diluted exclude the impact of non-operating or nonrecurring items including changes in estimates, asset impairments, litigation contingencies, gains (losses) on debt extinguishment, restaurant and office closure costs, gains (losses) on restaurant sales, severance and executive transition costs, stock-based compensation expense and other non-recurring, non-cash or discrete items; net of income tax impacts. Other companies may define these non-GAAP measures differently, and as a result may not be directly comparable to those of other companies. Adjusted net income (loss) per share-diluted and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income (loss) as reported in accordance with U.S. GAAP as a measure of performance.

The following table summarizes Income (Loss) from Operations and Restaurant Level Operating Profit for the periods presented (dollars in thousands):

	Twelve Weeks Ended				Twenty-Eight Weeks Ended
	July 13, 2025		July 14, 2024		July 13, 2025		July 14, 2024
Income (loss) from operations	$9,815	3.5%	$(4,561)	(1.5)%	$18,877	2.8%	$(6,672)	(1.0)%

Less:
Franchise revenue	3,186	1.1%	4,287	1.4%	7,675	1.1%	9,628	1.4%
Other revenue	1,212	0.4%	1,410	0.5%	3,265	0.5%	6,042	0.9%

Add:
Other charges (gains), net	(256)	(0.1)	2,931	1.0	420	0.1	(1,045)	(0.2)
General and administrative expenses	17,418	6.1	16,612	5.5	44,408	6.6	42,454	6.2
Selling	6,350	2.2	12,040	4.0	15,726	2.3	25,587	3.7
Depreciation and amortization	11,579	4.1	13,402	4.5	27,013	4.0	31,556	4.6
Restaurant level operating profit	$40,508	14.5%	$34,727	11.8%	$95,504	14.4%	$76,210	11.3%

Income (loss) from operations as a percentage of total revenues	3.5%		(1.5)%		2.8%		(1.0)%
Restaurant level operating profit margin (as a percentage of restaurant revenue)	14.5%		11.8%		14.4%		11.3%
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our revolving Credit Facility. Cash and cash equivalents, and restricted cash decreased $5.9 million to $33.5 million as of July 13, 2025, from $39.4 million at the beginning of the fiscal year. As of July 13, 2025, the Company had approximately $61.9 million in liquidity, including cash and cash equivalents and $37.5 million available borrowing capacity under our Credit Facility.
Cash Flows
The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024
Net cash provided by operating activities	$29,511	$14,246
Net cash provided by (used in) investing activities	(12,382)	9,415
Net cash used in financing activities	(22,987)	(24,097)
Effect of exchange rate changes on cash	—	(2)
Net change in cash and cash equivalents, and restricted cash	$(5,858)	$(438)
Operating Cash Flows
Net cash flows provided by operating activities increased $15.3 million to $29.5 million for the year to date period of fiscal 2025 compared to $14.2 million for the comparable period in fiscal 2024. The increase in net cash provided by operating activities is primarily attributable to the increase in restaurant level profitability and reduced selling expenses.
Investing Cash Flows
Net cash flows used in investing activities was $12.4 million for the first half of fiscal 2025, as compared to net cash flows provided by investing activities of $9.4 million for the comparable period in fiscal 2024. The $21.8 million decrease in cash flows from investing activities is primarily due to an increase in capital expenditures and lower proceeds from the sale of restaurant locations in the current year period as compared to the prior year period.
The following table lists the components of our capital expenditures for the periods presented (in thousands):

	Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024
Restaurant improvement capital and other	$9,648	$7,485
Technology, infrastructure, and other	8,852	6,371
Total capital expenditures	$18,500	$13,856
Financing Cash Flows
Net cash flows used in financing activities was $23.0 million for the first half of fiscal 2025, as compared to $24.1 million for the comparable period in fiscal 2024. Cash flows used in financing activities in the first half of fiscal 2025 primarily relate to the repayment of debt with cash flow from operations and net proceeds from the sale of three restaurant locations. Cash flows used in financing activities in the comparable period in fiscal 2024 primarily relate to the net repayment of debt with the net proceeds from the sale-leaseback transaction.
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
As of July 13, 2025, the Company had outstanding borrowings under the Credit Facility of $163.1 million, net of $6.1 million of unamortized deferred financing charges and discounts, none of which was classified as current. As of July 13, 2025, the Company had $37.5 million of available borrowing capacity under its Credit Facility and $8.8 million of letters of credit issued against cash collateral. The Company's cash collateral is reported in Restricted cash on our Condensed Consolidated Balance Sheets.
Covenants
We are subject to a number of customary covenants under our Credit Facility, including limitations on additional borrowings, acquisitions, stock repurchases, sales of assets, and dividend payments, as well as a net total leverage ratio covenant. As of July 13, 2025, we were in compliance with all debt covenants.
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
Share Repurchase
On August 9, 2018, the Company's board of directors authorized the Company's current share repurchase program of up to a total of $75.0 million of the Company's common stock. The share repurchase authorization will terminate upon completing repurchases of $75.0 million of common stock unless otherwise terminated by the board. Pursuant to the repurchase program, purchases may be made from time to time at the Company's discretion and the Company is not obligated to acquire any particular amount of common stock. From the date of the current program approval through July 13, 2025, we have repurchased a total of 1,088,588 shares at an average price of $15.18 per share for an aggregate amount of $16,520,000. The Company completed no share repurchases during the periods presented. Accordingly, as of July 13, 2025, we had $58.5 million of availability under the current share repurchase program. Our Credit Agreement limits our ability to repurchase shares to certain conditions set forth by the lenders in the Credit Facility.
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

Forward-Looking Statements
Certain information and statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 codified at Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as "anticipate," "assume," "believe," "could," "estimate," "expect," "future," "intend," "may," "plan," "project," "will," "would," and similar expressions. Forward-looking statements in this report relate to, among other things: our business objectives and strategic plans; our financial condition, including working capital, and the ability of our future cash flows from restaurant operations and our borrowing capacity to satisfy our anticipated cash requirements and fund capital expenditures; our expectations about restaurant operating costs, including labor, food, supplies, and other commodities, as well as interest rates, and our ability to mitigate potential increases in such costs; our expectations about anticipated uses of, and risks associated with, future cash flows, liquidity, capital expenditures, other capital deployment opportunities, and taxes; the seasonality of our business; and our purchase commitments and lease and litigation contingencies and the adequacy of our reserves for legal matters.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Under our Credit Facility, we are exposed to market risk from changes in interest rates on borrowings. Borrowings under the Credit Facility are subject to rates based on SOFR plus a spread based on leverage or a base rate plus a spread based on leverage. The base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5% per annum, or (c) one-month term SOFR plus 1.0% per annum. As of July 13, 2025, we had $169.2 million of borrowings subject to variable interest rates. A 1.0% change in the effective interest rate applied to these loans would have resulted in pre-tax interest expense fluctuation of $1.7 million on an annualized basis.
We continue to monitor our interest rate risk on an ongoing basis and may use interest rate swaps or similar instruments in the future to manage our exposure to interest rate changes related to our borrowings as the Company deems appropriate.
Commodity Price Risks
We purchase food, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, weather, seasonality, production, trade policy, and other factors. We may or may not have the ability to increase menu prices, or vary menu items, in response to commodity price increases. A 1.0% increase in food and beverage costs would negatively impact cost of sales by approximately $2.8 million on an annualized basis.
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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2025, the Company did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Current Report on Form 8-K, nor were any share repurchases made by the Company.

ITEM 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the second quarter ended July 13, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    Exhibits

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Red Robin Gourmet Burgers, Inc., dated as of May 28, 2015. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 29, 2015.

(3.2)	Fifth Amended and Restated Bylaws dated March 20, 2023. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2023.

(10.1)*	Offer Letter by and between Red Robin Gourmet Burgers, Inc. and David A. Pace dated April 24, 2025. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2025.

(10.2)*
Separation and Transition Agreement by and between Red Robin Gourmet Burgers, Inc. and G.J. Hart dated April 24, 2025. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 24, 2025.

10.3*	Form of Red Robin Gourmet Burgers, Inc. 2024 Performance Incentive Plan Phantom Unit (Phantom Unit) Award Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from the Quarterly Report on Form 10-Q of Red Robin Gourmet Burgers, Inc. for the quarter ended July 13, 2025 formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 13, 2025 and December 29, 2024; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the sixteen and twenty-eight weeks ended July 13, 2025 and July 14, 2024; (iii) Condensed Consolidated Statements of Stockholders' Equity at July 13, 2025 and July 14, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the sixteen and twenty-eight weeks ended July 13, 2025 and July 14, 2024; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

RED ROBIN GOURMET BURGERS, INC. (Registrant)
August 13, 2025	By:	/s/ Todd Wilson
(Date)		Todd Wilson (Chief Financial Officer)